Form 10-Q
period 1996-04-30
FRENCH FRAGRANCES INC
filed 1996-06-13
CIK 95052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          Commission File Number 1-6370

                             FRENCH FRAGRANCES, INC.
             (Exact name of registrant as specified in its charter)

        FLORIDA                                          59-0914138
(State of incorporation)                       (IRS Employer Identification No.)

14100 N.W. 60TH AVENUE, MIAMI LAKES, FLORIDA               33014
  (Address of principal executive offices)               (zip code)

                                 (305) 620-9090
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                OUTSTANDING AT
                   CLASS                        JUNE 12, 1996
                   -----                        --------------
          Common stock, $.01 par value          9,679,879 shares



                             FRENCH FRAGRANCES, INC.

                               INDEX TO FORM 10-Q

PART I  - FINANCIAL INFORMATION                                                                                    PAGE NO.
                                                                                                                   --------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - April 30, 1996 and January 31, 1996 .................................3

           Condensed Consolidated Statements of Income - Three Months
           Ended April 30, 1996 and 1995................................................................................4

           Condensed Consolidated Statements of Cash Flows - Three Months
           Ended April 30, 1996 and 1995................................................................................5

           Notes to Condensed Consolidated Financial Statements.........................................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................................................11

 PART II  -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................................................................15

Signatures.............................................................................................................15


                                            FRENCH FRAGRANCES AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               APRIL 30, 1996         JANUARY 31, 1996
                                                                               --------------         ----------------
                                                                                 (UNAUDITED)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $  1,104,316           $    123,960
   Accounts receivable, net of allowance for doubtful accounts of
     $637,145 and $630,339, respectively                                            19,337,762             14,236,326
   Inventories                                                                      30,588,857             25,850,669
   Equipment held for sale                                                                   0              1,000,000
   Prepaid expenses and other assets                                                   960,946              1,370,777
                                                                                  ------------           ------------
            Total current assets                                                    51,991,881             42,581,732

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                               1,799,705              1,708,235
                                                                                  ------------           ------------
PROPERTY AND EQUIPMENT, NET                                                         12,188,378             11,099,492
                                                                                  ------------           ------------

OTHER ASSETS
   Exclusive brand license, net                                                     32,707,025             14,671,875
   Deferred income taxes, net                                                          761,342                761,342
   Other intangibles and other assets                                                  802,744                561,138
                                                                                  ------------           ------------
             Total other assets                                                     34,271,111             15,994,355
                                                                                  ------------           ------------
TOTAL ASSETS                                                                      $100,251,075           $ 71,383,814
                                                                                  ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term debt                                                                $ 28,217,000           $ 16,713,333
   Accounts payable - trade                                                         12,672,467             11,115,664
   Other payables and accrued expenses                                               2,523,424              3,250,365
   Current portion of capital lease and installment loans                              187,531                201,630
   Loans from shareholders                                                             410,000                410,000
   Convertible subordinated debentures                                                 600,000                600,000
   Due to affiliates, net                                                            2,311,726              2,268,819
                                                                                  ------------           ------------
             Total current liabilities                                              46,922,148             34,559,811

LONG-TERM LIABILITIES
   Secured subordinated debentures                                                  14,681,535             11,681,500
   Capital lease and installment loans                                               1,226,690              1,269,860
   Term loans and bridge loan                                                       17,543,333              4,333,333
                                                                                  ------------           ------------
               Total liabilities                                                    80,373,706             51,844,504
                                                                                  ------------           ------------
COMMITMENTS
REDEEMABLE PREFERRED STOCK
   Series A, $.01 par value; stated at liquidation preference value
     of $100 per share; 20,000 shares authorized and outstanding                     2,000,000              2,000,000
SHAREHOLDERS' EQUITY
   Convertible, redeemable preferred stock, Series B, $.01 par value
     (liquidation preference of $.01 per share); 350,000 shares authorized,
     issued and outstanding                                                              3,500                  3,500
   Convertible, redeemable preferred stock, Series C, $.01 par value
     (liquidation preference of $.01 per share); 571,429 shares authorized,
       issued and outstanding                                                            5,714                      -
   Common stock, $.01 par value, 50,000,000 shares authorized;
     9,641,290 shares issued and outstanding                                            96,413                 96,413
   Additional paid-in capital                                                       10,373,539             10,333,539
   Retained earnings                                                                 7,398,203              7,105,858
                                                                                  ------------           ------------
               Total shareholders' equity                                           17,877,369             17,539,310
                                                                                  ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $100,251,075           $ 71,383,814
                                                                                  ============           ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                        FRENCH FRAGRANCES AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     APRIL 30,
                                                                        -----------------------------------
                                                                           1996                    1995
                                                                        -----------             -----------
NET SALES                                                               $19,316,493             $15,732,117

COST OF SALES                                                            13,455,988              12,690,538
                                                                        -----------             -----------

     GROSS PROFIT                                                         5,860,505               3,041,579

OPERATING EXPENSES
     WAREHOUSE AND SHIPPING                                                 805,511                 528,131
     SELLING                                                              2,399,163                 997,258
     GENERAL AND ADMINISTRATION                                             703,171                 383,629
     DEPRECIATION AND AMORTIZATION                                          532,301                 285,907
                                                                        -----------             -----------

     TOTAL OPERATING EXPENSES                                             4,440 146               2,194,925
                                                                        -----------             -----------

INCOME FROM OPERATIONS                                                    1,420,359                 846,654

OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                          2,629                   5,897
     INTEREST EXPENSE                                                    (1,201,458)               (795,265)
     OTHER                                                                  139,546                  (6,467)
                                                                        -----------             -----------

          OTHER INCOME (EXPENSE), NET                                    (1,059,283)               (795,835)
                                                                        -----------             -----------

INCOME BEFORE EQUITY IN EARNINGS
  OF  UNCONSOLIDATED AFFILIATE
  AND PROVISIONS FOR INCOME TAXES                                           361,076                  50,819
EQUITY IN EARNINGS OF UNCONSOLIDATED
  AFFILIATE, 50% OWNED                                                       91,469                 129,878
                                                                        -----------             -----------

INCOME BEFORE INCOME TAXES                                                  452,545                 180,697

PROVISION FOR INCOME TAXES                                                  160,200                  32,641
                                                                        -----------             -----------

NET INCOME                                                              $   292,345             $   148,056
                                                                        ===========             ===========
EARNINGS PER COMMON SHARE EQUIVALENT:
         PRIMARY                                                              $0.03                   $0.02
                                                                        ===========             ===========
         FULLY DILUTED                                                        $0.03                   $0.02
                                                                        ===========             ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARE EQUIVALENTS:

         PRIMARY                                                         11,175,985               7,120,000
                                                                        ===========             ===========
         FULLY DILUTED                                                   11,485,697               7,120,000
                                                                        ===========             ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                     FRENCH FRAGRANCES AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       APRIL 30,
                                                                                          -------------------------------
                                                                                                1996             1995
                                                                                          ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                                              $    292,345       $    148,056
  Adjustments to reconcile net income to cash provided by (used in) operating activities:
     Depreciation and amortization                                                             532,301            285,907
     Equity in earnings of unconsolidated affiliate                                            (91,469)          (129,878)
  Change in assets and liabilities net of effects from the acquisitions:
     (Increase)in accounts receivable                                                       (5,101,435)        (2,831,407)
     (Increase) decrease in inventories                                                     (3,665,189)         5,852,276
     Decrease (increase) in prepaid expenses and other assets                                1,147,720           (281,435)
     Increase (decrease) in accounts payable                                                 1,556,804         (2,948,151)
     (Decrease) increase in other payables and accruals                                       (726,940)           358,874
     (Decrease) increase in due to affiliate, net                                             (163,184)           585,671
                                                                                          ------------       ------------
           Net cash (used in) provided by operating activities                              (6,219,047)         1,039,913
                                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of exclusive brand license                                                   (18,431,324)       (18,370,655)
     Additions to property and equipment, net of disposals                                    (277,511)           (48,578)
                                                                                          ------------       ------------
           Net cash used in investing activities                                           (18,708,835)       (18,419,233)
                                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the grant of stock purchase warrants                                         40,000
     Proceeds from the issuance of preferred stock                                               5,714             3,500
     Proceeds from the issuance of secured subordinated debentures                           3,000,035         8,221,500
     Advances from unconsolidated affiliate                                                    206,091           727,699
     Proceeds from term loan                                                                 8,960,000         7,000,000
     Payments on term loans                                                                   (583,333)          (83,334)
     Net proceeds from short-term debt                                                       8,337,000         1,247,025
     Payments on capital lease and installment loans                                           (57,269)          (54,424)
     Loans from shareholders                                                                                     250,000
     Proceeds from bridge loan                                                               6,000,000
                                                                                          ------------       -----------

          Net cash provided by financing activities                                         25,908,238        17,311,966
                                                                                          ------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           980,356           (67,354)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               123,960           646,148
                                                                                          ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  1,104,316       $   578,794
                                                                                          ============       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid during the period                                                      $    781,997       $   544,313
                                                                                          ============       ===========
     Income taxes paid during the period                                                  $    393,000       $   240,000
                                                                                          ============       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING
      ACTIVITIES:

     Issuance of note to seller in connection with Halston acquisition                    $  2,000,000
                                                                                          ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND BUSINESS

         French Fragrances, Inc. ("FFI") is a manufacturer, distributor and marketer of prestige designer fragrances and related cosmetic products, primarily to mass retailers in the United States. FFI was formed in 1992 to acquire the net assets of the fragrance and cosmetics distribution business of National Trading Manufacturing, Inc. ("National Trading"). On November 30, 1995, FFI merged with Suave Shoe Corporation ("Suave") in a reverse acquisition (the "Merger"). Following the Merger, Suave, as the surviving corporation, changed its name to "French Fragrances, Inc." The principal business operations following the Merger consist of the fragrance business previously conducted by FFI. In connection with the Merger, FFI has relocated its fragrance distribution facilities to the larger facility formerly occupied by Suave in Miami Lakes, Florida (the "Suave Facility").

         All references to FFI in these condensed consolidated financial statements and notes refer to the company organized in 1992 until the November 30, 1995 Merger and to the surviving corporation following the Merger. The consolidated financial statements also include the accounts of FFI's wholly-owned subsidiaries GB Parfums, Inc. and Halston Parfums, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements included herein have been prepared by FFI pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. As such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the financial statements and related footnotes included in FFI's Form 10-K for the year ended January 31, 1996, filed with the Commission.

         The condensed consolidated balance sheet of FFI as of January 31, 1996 is audited. The other condensed consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet of FFI as of April 30, 1996, the condensed consolidated statements of income of FFI for the three months ended April 30, 1996 and 1995, and the consolidated statements of cash flow for the three months ended April 30, 1996 and 1995. Operating results for the three months ended April 30, 1996 are not necessarily indicative of the results for the full fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LONG LIVED ASSETS - FFI adopted the provisions of SFAS No. 121 effective for the three months ended April 30, 1996. Long lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using discounted cash flow methods and other valuation techniques, such as appraisals.

         EARNINGS PER SHARE - Earnings per share is based on the weighted average number of common shares outstanding and includes the effect of the issuance of shares in connection with the assumed exercise of dilutive stock options and warrants and the assumed conversion of dilutive convertible preferred stock. Fully diluted earnings per share reflects additional dilution due to the use of the market price at the end of the period when higher than the average market price for the period, and does not assume the conversion of the convertible subordinated debentures with corresponding adjustments for interest expense, net of tax, since the effect of such conversion is anti-dilutive. Earnings per share for the three months ended April 30, 1995 were computed using the number of common shares received by the shareholders of FFI in connection with the Merger. Earnings per share for the three months ended April 30, 1996 are calculated based on the actual number of common shares and common share equivalents outstanding.

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  HALSTON ACQUISITION

         On March 20, 1996, FFI completed the acquisition (the "Halston Acquisition") from Halston Borghese, Inc. ("HBI") and its affiliates of certain assets relating to the Halston fragrance brands including the trademarks and certain inventory and tangible assets. The purchase price was approximately $22,000,000 and was paid as follows: (i) $19,000,000 in cash; and (ii) a $2,000,000 note issued to HBI maturing March 20, 2000 (the "Seller Note"), which is to be repaid on a quarterly basis in an amount equal to 5% of the net sales revenues of FFI from the sale of the Halston brands, provided that no payments are due until October 15, 1997 and that the accrued amount bears interest at 8% per annum. FFI also assumed approximately $1,000,000 in trade payables. The cash portion of the purchase price was financed as follows: (a) $3,000,000 from the issuance of 8% Secured Subordinated Debentures, due 2005, Series II, and 571,429 shares of Series C Convertible Preferred Stock, $.01 par value; and (b) $16,000,000 in term loans from the two banks which are parties to FFI's credit facility. The term loans consist of the following: (1) a $1,000,000 term loan from one of the banks due December 31, 1996, bearing interest at 0.75% over prime (the "Halston Term Loan 1"); (2) a $9,000,000 term loan from both banks on the credit facility due December 31, 1998, bearing interest at 1.75% over prime with principal payments due on a monthly basis aggregating approximately $2,380,000, $3,000,000, and $3,620,000 during the years ended January 31, 1997,
1998 and 1999, respectively (the "Halston Term Loan 2"); and (3) a $6,000,000 term loan bearing interest at 2% over prime from one of the banks due June 14, 1996 (the "Bridge Loan"). In June 1996, FFI issued a first mortgage on the Suave Facility to repay the Bridge Loan. The mortgage note provides for interest at 8.84%, a 20-year amortization schedule and a maturity date eight years from issuance.

         The following information presents FFI's pro forma results of operations data for the year ended January 31, 1996 and the three months ended April 30, 1996 as if the Halston Acquisition had occurred at the beginning of each period.

                                               YEAR ENDED     THREE MONTHS ENDED
                                            JANUARY 31, 1996    APRIL 30, 1996
                                            ----------------  -----------------

Net sales                                    $ 110,996,000        $20,150,000
                                             =============        ===========


Net income and brand contribution (deficit)  $   4,749,000        $  (464,000)
                                             =============        ===========


NOTE 4.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

         The following represents condensed financial information of Fine Fragrances, Inc. ("Fine Fragrances"), a fragrance distribution company which is 50% owned by FFI; FFI's investment in Fine Fragrances is accounted for under the equity method:



                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                               APRIL 30, 1996           JANUARY 31, 1996
                                                               --------------           ----------------
Current assets                                                $ 3,553,656               $ 3,284,066
Other assets                                                    1,148,149                   742,265
                                                              -----------               -----------
    Total assets                                              $ 4,701,805               $ 4,026,331
                                                              ===========               ===========

Current liabilities                                           $ 1,425,917               $   970,716
Shareholders' equity                                            3,275,888                 3,055,615
                                                              ------------              -----------
     Total liabilities and shareholder's equity               $ 4,701,805               $ 4,026,331
                                                              ===========               ===========


                                THREE MONTHS ENDED APRIL 30,
                                ----------------------------
                                   1996              1995
                                ----------       -----------

Net Sales                       $1,474,123       $ 1,658,538
                                ==========       ===========
Net Income                      $  220,273       $   290,837
                                ==========       ===========

         FFI's equity in the net income of Fine Fragrances as reflected in the accompanying statements of income has been reduced for the amortization of the exclusive distribution agreements of Fine Fragrances. The exclusive distribution agreements are being amortized using the straight-line method over six years, the term of the agreements.

    The reconciliation of the investment in unconsolidated affiliate is as follows:

                                                                    APRIL 30, 1996     JANUARY 31, 1996
                                                                    --------------     ---------------

Equity interest at 50%                                                $ 1,637,944        $1,527,800
Unamortized exclusive distribution agreements                             161,761           180,435
                                                                      -----------        ----------
Carrying value                                                        $ 1,799,705        $1,708,235
                                                                      ===========        ==========

         Current liabilities primarily relate to a $2,000,000 secured line of credit from a bank. The interest rate is prime rate plus 2.5% (prime rate was 8.5% at April 30, 1996). The line is secured by receivables and inventories. The line is subject to annual review and renewal by the bank in April. Amounts outstanding were $663,000 and $912,000 at April 30, 1996 and January 31, 1996, respectively. There are no other material commitments or contingencies for Fine Fragrances.

NOTE 5.  SHORT-TERM DEBT

         On March 14, 1996, FFI entered into a new credit facility with two banks to replace the existing credit facility. The new credit facility provides for borrowings on a revolving basis of up to $30,000,000 (which is increased to $40,000,000 from July 1 to December 31 as an over line for the holiday season). Borrowings are limited to eligible accounts receivable and inventories. Borrowings are also collateralized

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

by FFI's shares of common stock in its subsidiaries and in Fine Fragrances and all other assets other than the Suave Facility, including accounts receivable and inventories. The credit facility contains several covenants, the more significant of which are that FFI maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The credit facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional indebtedness. The new credit facility also includes the term loan issued in connection with the Geoffrey Beene acquisition in March 1995 and the $10,000,000 aggregate principal amount of the Halston Term Loan 1 and Halston Term Loan 2 issued in connection with the Halston Acquisition. In connection with the Halston Acquisition, FFI also issued to one of the banks in the credit facility the Bridge Loan in the principal amount of $6,000,000. See Note 2. In connection with the new credit facility, FFI issued to the banks warrants to purchase 75,000 shares of common stock exercisable at $5.50 per share, provided that warrants for 25,000 shares of common stock are exercisable only after March 14, 1997, and only to the extent FFI has not completed an equity offering of its securities in which FFI has obtained at least $5,000,000 of net proceeds.

NOTE 6.  RELATED PARTY TRANSACTIONS

         FFI has various monitoring agreements with affiliates of FFI pursuant to which such affiliates provide financial advisory services to FFI. In consideration of the services provided, such affiliates receive annual fees totaling $275,000 which are payable in quarterly installments. In connection with the Halston Acquisition, FFI agreed to pay one of its affiliates a management services fee of $200,000 for management and financial advisory services performed in connection with such acquisition.

         In the normal course of business or from time-to-time, FFI and its affiliates, Fine Fragrances and National Trading, have entered into transactions which are reflected on the balance sheet as Due to Affiliates, net. During the three months ended April 30, 1996, such transactions are summarized as follows:

                                   ADVANCES         FINE FRAGRANCES      DUE TO (FROM)      DUE TO (FROM)         TOTAL DUE TO
                                   FROM FINE        MANAGEMENT FEES      FINE FRAGRANCES,   NATIONAL TRADING,     (FROM) AFFILIATES,
                                   FRAGRANCES       AND OTHER            NET                NET                    NET
                                   ----------       ---------------      ----------------   -----------------     -----------------
Balance at January 31,             $1,863,160       ($1,151,436)         $711,724           $1,557,095             $2,268,819
1996
Advances, net                         495,000                             495,000                                     495,000
Management fee (8%)                                    (119,318)         (119,318)                                   (119,318)
Interest (10%)                         75,906                              75,906                                      75,906
Repayments                           (245,497)                           (245,497)            (163,184)              (408,681)
                                   ----------       ------------        ---------          -----------            -----------
Balance at April 30, 1996          $2,188,569       $(1,270,754)         $917,815           $1,393,911             $2,311,726
                                   ==========       ============        =========           ==========            ===========

NOTE 7.  INCOME TAXES

      The provision for income taxes for the three month period ended April 30, 1996 was calculated based upon the estimated tax rate of 39% for the full fiscal year ending January 31, 1997.

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  STOCK OPTION PLANS

      During the three months ended April 30, 1996, FFI granted options for 20,000 shares exercisable at $5.25 per share under the 1981 Employee Stock Option and Stock Appreciation Plan. On May 2, 1996, FFI granted additional options for 45,000 shares at an exercise price of $6.50 per share under the same plan.

NOTE 9.  SUBSEQUENT EVENTS

      On May 14, 1996, FFI completed the acquisition of certain assets of Fragrance Marketing Group, Inc. ("FMG"), including contract rights under certain license and exclusive distribution agreements in the United States for the OMBRE ROSE, LAPIDUS, FACONNABLE, BALENCIAGA, BOGART, CHEVIGNON and NIKI DE SAINT PHALLE fragrance brands, inventory, accounts receivable and tangible assets. In addition, FFI assumed approximately $3,100,000 of certain trade and other payables of FMG and discharged approximately $600,000 of accounts receivable from FMG. In addition to the payables assumed and the discharge of the receivable, the consideration for the assets included approximately $4,300,000 in cash, $11,100,000 aggregate principal amount of 8.5% Subordinated Debentures (the "8.5% Debentures") and $900,000 of FFI inventory delivered to FMG. FFI also issued to FMG (for assignment to its shareholders and senior management) warrants for an aggregate of 1,075,000 shares of common stock of FFI, which will be exercisable at $7.50 per share from July 1997 to January 2002. The cash portion of the purchase price was financed from FFI's revolving credit facility. The 8.5% Debentures consist of: (i) a $4,000,000 8.5% Debenture which requires mandatory principal payments of $2,000,000 in May 2000 and 2001 (such payments are subject to acceleration to May 1998 and 1999 if FFI raises a minimum of $10,000,000 of net capital from a public offering of equity securities (the "Financing Condition"); provided that if the Financing Condition is satisfied after May 1998, payment of the entire balance will be due on the later to occur of May 1999, or 30 days after the Financing Condition is satisfied); (ii) a $7,000,000 8.5% Debenture which requires mandatory annual principal repayments of $2.33 million commencing May 2002, with the remaining balance due May 2004;
(iii) a $100,000 8.5% Debenture which requires mandatory annual principal repayments of $33,000 commencing May 2002, with the remaining balance due May 2004. In addition, warrants for 160,000 shares of common stock, which will be exercisable at $7.50 per share from July 1997 to January 2002, were issued to certain key employees of FMG as an inducement to join FFI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended January 31, 1996. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

         French Fragrances, Inc, a Florida corporation (the "Company"), was known as Suave Shoe Corporation until the November 30, 1995 merger of a privately-held Florida corporation named French Fragrances, Inc. ("French") with and into the Company (the "Merger"). Following the Merger, the Company, as the surviving corporation in the Merger, changed its name to "French Fragrances, Inc." In December 1994, the Company permanently discontinued its shoe manufacturing and importing operations and prior to the Merger was engaged primarily in disposing of its property, plant and equipment. Following the Merger, the Company's operations consist solely of the business of French (the accounting acquiror in the Merger) which is the manufacturing, distribution and marketing of prestige fragrances and cosmetic products. Therefore, the following discussion and analysis of the results of operations of the Company represents the discussion and analysis of the results of operation of French until the Merger and the discussion and analysis of financial condition and results of operation of the Company following the Merger.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1995

         Net sales increased $3.6 million, or 23%, to $19.3 million for the three months ended April 30, 1996 from $15.7 million for the three months ended April 30, 1995. The increase in net sales was primarily attributable to the acquisition of the Geoffrey Beene fragrance brands in March 1995 (the "Geoffrey Beene Acquisition"), and the Company's engagement to serve as the exclusive United States distributor of the Galenic Elancyl skin care products in October 1995 and the Benetton fragrance brands in December 1995, as well as the Company's focus on specially designed products for the mass market. International sales of the Geoffrey Beene products increased to over $1.0 million in the three months ended April 30, 1996, compared to less than $100,000 for the three months ended April 30, 1995. Management believes that increased sales have resulted from the Company's ability to provide its customer accounts with a continuous, direct supply of product, a larger selection of products and the development and growth of certain product categories.

         Gross profit increased $2.8 million, or 93%, to $5.9 million for the three months ended April 30, 1996 from $3.0 million for the three months ended April 30, 1995. The increase in gross profit and the increase in gross margin (from 19.3% to 30.3%) were primarily attributable to an increase in the sale on a wholesale basis of certain product categories with higher gross margins such as custom packaged products, and the addition of the Geoffrey Beene, Halston, Elancyl and Benetton product sales which were also at higher gross profit margins.

         Warehouse and shipping expenses increased $277,000, or 53%, to $806,000 for the three months ended April 30, 1996 from $528,000 for the three months ended April 30, 1995. The increase resulted from the increase in net sales and higher customer service expenses.

         Selling, general and administrative expenses increased $1.7 million, or 125%, to $3.1 million for the three months ended April 30, 1996 from $1.4 million for the three months ended April 30, 1995. The increase in selling, general and administrative expenses was primarily a result of a 900% increase in advertising and promotional expenses associated with national advertising campaigns for the Geoffrey Beene and Halston brands, as well as higher administrative expenses resulting from the increased sales volume. The Company expects its advertising and promotional expenses to continue to grow as a result of the acquisition of the Halston and Geoffrey Beene brands and exclusive United States distribution arrangements for other fragrance brands.

         Depreciation and amortization increased $246,000, or 86%, to $532,000 for the three months ended April 30, 1996 from $286,000 for the three months ended April 30, 1995. The increase was attributable to increased amortization of intangibles arising from the acquisition of the Geoffrey Beene license in March 1995 and the increase in depreciation incurred for the Miami Lakes facility acquired in the Merger (the "Suave Facility").

         Interest expense, net of interest and other income increased 33% to $1.1 million for the three months ended April 30, 1996 from $796,000 for the three months ended April 30, 1995. This increase was primarily due to the increase in average debt outstanding resulting from the acquisition of the Geoffrey Beene brands in which French issued $8.225 million aggregate principal amount of subordinated debentures and a $7.0 million promissory term note under its bank credit facility. The increase in interest expense also reflects increased borrowings under the revolving portion of its bank credit facility to accommodate increased working capital requirements, including the increased wholesale inventory levels needed to support higher net sales.

         Net income increased $144,000, or 97%, to $292,000 for the three months ended April 30, 1996, compared to net income of $148,000 for the three months ended April 30, 1995, primarily as a result of the increase in net sales and gross profit which were partially offset by higher sales, marketing and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1996, the Company entered into a new credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") and Bank of America Illinois ("Bank of America" and collectively with Fleet, the "Lenders") which provides for borrowings on a revolving basis of up to $30 million (which is increased to $40 million from July 1 to December 31 as an overline for the holiday season), including up to $2 million in commercial letters of credit. Amounts borrowed on the revolving portion of the Credit Facility mature on May 31, 1998. The Credit Facility also includes the remaining balance ($5.8 million at April 30, 1996) of the $7 million term loan which was used to finance a portion of the purchase price for the Geoffrey Beene Acquisition. Principal and interest payments on this term loan are due on a monthly basis, and principal payments are due: $1.83 million during the fiscal year ended January 31, 1997, $2 million during the fiscal year ended January 31, 1998, and the balance during the fiscal year ended January 31, 1999. The Credit Facility also includes the $9 million term loan (the "Halston Term Note 2") which was used to finance a portion of the purchase price for the March 1996 acquisition of the Halston brands (the "Halston Acquisition"). Principal and interest payments on this loan are due on a monthly basis, and principal payments are due: $2.5 million during the fiscal year ended January 31, 1997, $3.0 million during the fiscal year ended January 31, 1998, and $3.5 million during the fiscal year ended January 31, 1999. The Credit Facility also includes a $1 million term loan (the "Halston Term Note 1") which was also used to finance the Halston Acquisition and matures on December 31, 1996. At April 30, 1996, the Company had outstanding borrowings under the Credit Facility (including term loans relating to the Geoffrey Beene Acquisition and the Halston Acquisition) of approximately $37.8 million. Loans under the revolving credit portion of the Credit Facility bear interest at a floating rate (currently 1% over Fleet's prime rate), while the term loans (other than the $1 million Halston term loan) bear interest at a floating rate (currently 1.75% over Fleet's prime rate). The Company's borrowing availability under the revolving credit portion of the Credit Facility is limited to the sum of between 80 to 85% of eligible accounts receivable and 50% (60% from July 1 through October 31 of each year) of eligible inventory. The Lenders permitted the overline in the Credit Facility to commence as of May 10, 1996 for fiscal 1997.

         The Credit Facility is secured by a first priority lien on all of the Company's assets (other than the Suave Facility), as well as by a security interest in the assets and the capital stock of its wholly-owned subsidiaries Halston Parfums, Inc. and GB Parfums, Inc. and its stock of Fine Fragrances, Inc. ("Fine Fragrances") and by collateral assignment of brand licenses and trademarks. The Credit Facility restricts the Company's ability to incur additional debt or other obligations, to enter into certain acquisitions, mergers, investments and affiliated transactions, prohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock, prohibits certain payments on the subordinated debt and prohibits the sale of the Company's interest in Fine Fragrances and its subsidiaries. The Credit Facility also contains covenants requiring the Company to maintain a minimum shareholders' equity, a maximum leverage ratio, and minimum debt service and interest coverage ratios. In addition, it is an event of default under the Credit Facility if (i) Rafael Kravec, the Company's President and Chief Executive Officer, ceases to be actively involved in the Company's management and a replacement satisfactory to Fleet does not succeed him, or (ii) Mr. Kravec, Fred Berens, a director of the Company, and investors (the "Bedford Interests") in certain funds (Bedford Fund I and Bedford Fund II) which are managed by Bedford Capital Corporation, a Canadian corporation, in the aggregate, cease to have control of the Company's Board of Directors or voting control of the Company. Management of the Company believes that it is currently in compliance with the covenants in the Credit Facility. As long as the Credit Facility is outstanding, the Company will need the consent of the Lenders to enter into future acquisition or financing activities.

         During the three months ended April 30,1996, the Company increased its debt by approximately $27 million, approximately $21 million of which was used to finance the purchase price for the acquisition of the Halston fragrance brands in March 1996 (the "Halston Acquisition"), and the balance of which is attributable to increased borrowings under its revolving credit facility for working capital purposes. The $21 million in debt associated with the Halston Acquisition includes the Halston Term Note 1, the Halston Term Note 2, a $ 2 million term note maturing March 20, 2000 which was issued to the seller and which is to be repaid on a quarterly basis in an amount equal to 5% of the net sales revenues derived from the sales of Halston brand products (with initial payments due October 1997 and accrued amounts earning interest at 8% per annum), and a $6 million term loan maturing June 14, 1996 (the "Bridge Loan"). The Company repaid the Bridge Loan in June 1996 using the proceeds of a new $6 million mortgage on the Suave Facility (the "Mortgage") and borrowings under the Credit Facility. The Mortgage note provides for interest at 8.84%, a 20-year amortization schedule and a maturity date eight years from issuance. In connection with the Halston Acquisition, the Company also assumed trade payables from the seller of approximately $1 million.

         In addition, in connection with the acquisition of certain assets of Fragrance Marketing Group, Inc. in May 1996 (the "FMG Acquisition"), the Company issued approximately $11.1 million of 8.5% Subordinated Debentures ("8.5% Debentures") and borrowed approximately $4.3 million from its revolving credit facility to fund the purchase price. The 8.5% Debentures consist of: (i) a $4 million 8.5% Debenture which requires mandatory principal payments of $2 million in May 2000 and 2001 (such payments are subject to acceleration to May 1998 and 1999 if the Company raises a minimum of $10 million of new capital from a public offering of equity securities (the "Financing Condition"); provided that if the Financing Condition is satisfied after May 1998, payment of the entire balance will be due on the later to occur of May 1999, or 30 days after the Financing Condition is satisfied); (ii) a $7 million 8.5% Debenture which requires mandatory annual principal repayments of $2.33 million commencing May 2002, with the remaining balance due May 2004; (iii) a $100,000 8.5% Debenture which requires mandatory annual principal repayments of $33,000 commencing May 2002, with the remaining balance due May 2004. The Company also issued to FMG (for assignment to its shareholders and senior management) warrants for an aggregate of 1,075,000 shares of the Company's Common Stock, which will be exercisable at $7.50 per share from July 1997 to January 2002. In connection with the FMG Acquisition, the Company also assumed trade payables of approximately $3.1 million. In addition, warrants for 160,000 shares of common stock, which will be exercisable at $7.50 per share from July 1997 to January 2002, were issued to certain key employees of FMG as an inducement to join FFI.

         The Company has filed a registration statement with the Securities and Exchange Commission for a proposed public offering of Common Stock if market conditions permit. The Company hopes to raise approximately $20 million, which it expects to use to repay the indebtedness of the banks in connection with the Halston Acquisition, as well as to reduce outstanding borrowings under the revolving portion of the Credit Facility.

         As a result of the Merger, the Company assumed French's obligations to repay certain loans and advances from French's shareholders and affiliates. At April 30, 1996, the Company had outstanding balances owed to National Trading Manufacturing, Inc., a company controlled by Mr. Kravec, Fine Fragrances and Bedford Interests in the principal amounts of $1,394,000, $918,000, and $410,000, respectively. These loans or advances generally bear interest at prime and are short-term in nature.

         The characteristics of the Company's business do not generally require it to make significant ongoing capital expenditures. In connection with renovation of the Suave Facility to occur prior to the Company's relocation of its executive offices, the Company expects to incur construction costs approximating $2 million during fiscal 1997. The Company will finance these construction costs from note issued in connection with the Mortgage.

         During the three months ended April 30, 1996, the Company used $6.2 million in cash in operations, primarily as a result of an increase in accounts receivable and inventory, partially offset by an increase in accounts payable. In the three months ended April 30, 1995, the Company generated $1.0 million in cash from operations. During the three months ended April 30, 1996, the Company received cash from financing activities of approximately $26 million to fund the Halston Acquisition and for working capital purposes. During the three months ended April 30, 1995, the Company received cash from financing activities of approximately $17.3 million primarily to fund the Geoffrey Beene Acquisition. The Company financed these investments primarily through the use of term loans and the revolving portion of the Credit Facility from the banks and the issuance of subordinated debentures.

PART II.          OTHER INFORMATION

ITEM 1 - 5.       Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b)      Reports on Form 8-K:

                  (1) A Current Report on Form 8-K dated February 22, 1996, was filed on February 29, 1996 reporting one event under
                        Item 4. Changes in Registrant's Certifying Accountants.

                  (2) A Current Report on Form 8-K dated March 20, 1996, was filed on April 4, 1996 reporting on the Halston Acquisition under Item 2. Acquisition or Disposition of Assets Accountants, and on the Credit Facility under
                        Item 5. Other Events.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FRENCH FRAGRANCES, INC.

Date:  JUNE 13, 1996              /S/ RAFAEL KRAVEC
       -------------              -----------------
                                  Rafael Kravec
                                  President and Chief Executive
                                  Officer
                                  (PRINCIPAL EXECUTIVE OFFICER)

Date:  JUNE 13, 1996              /S/ WILLIAM J. MUELLER
       -------------              ----------------------
                                  William J. Mueller
                                  Vice President-Operations and Chief
                                  Financial Officer
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING
                                   OFFICER)