Form 10-Q/A
period 1996-04-30
FRENCH FRAGRANCES INC
filed 1996-08-14
CIK 95052

FORM 10-Q/A

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

Item 1.    Financial Statements

           Cash Flows - Three Months
           Ended April 30, 1996 and 1995................................5

           Notes to Condensed Consolidated Financial Statements.........6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................11

 PART II  -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................15

Signatures.............................................................15


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

         The condensed consolidated financial statements included herein have been prepared by FFI pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. As such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the financial statements and related footnotes included in FFI's Formhs ended April 30, 1996 and 1995, and the consolidated statements of cash flow for the three months ended April 30, 1996 and 1995. Operating results for the three months ended April 30, 1996 are not necessarily indicative of the results for the full fiscal year.

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

          The following information presents FFI's pro forma results of operations data for the year ended January 21, 1996 and the three months ended April 30, 1996 as if the Halston Acquisition had occurred at the beginning of each period.

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
                                                                      ===========        ==========

          Current liabilities primarily relate to a $2,000,000 secured line of credit from a bank. The interest is prime rate plus 2.5% (prime rate was 8.5% at April 30, 1996). The line is secured by receivables and inventories. The line is subject to annual review and renewal by the bank in April. Amounts outstanding were $663,000 and $912,000 at April 30, 1996 and January 31, 1996, respectively. There are no other material commitments or contingencies for Fine Fragrances.

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

         Interest expense, net of interest aneased 33% to $1.1 million for the three months ended April 30, 1996 from $796,000 for the three months ended April 30, 1995. This increase was primarily due to the increase in average debt outstanding resulting from the acquisition of the Geoffrey Beene brands in which French issued $8.225 million aggregate principal amount of subordinated debentures and a $7.0 million promissory term note under its bank credit facility. The increase in interest expense also reflects increased borrowings under the revolving portion of its bank credit facility to accommodate increased working capital requirements, including the increased wholesale inventory levels needed to support higher net sales.

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

         The Credit Facility is secured by a first priority lien on all of the Company's assets (other than the Suave Facility), as well as by a security interest in the assets and the capital stock of its wholly-owned subsidiaries Halston Parfums, Inc. and GB Parfums, Inc. and its stock of Fine Fragrances, Inc. ("Fine Fragrances") and by collateral assignment of brand licenses and trademarks. The Credit Facility restricts the Company's ability to incur additional debt or other obligations, to enter into crohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock, prohibits certain payments on the subordinated debt and prohibits the sale of the Company's interest in Fine Fragrances and its subsidiaries. The Credit Facility also contains covenants requiring the Company to maintain a minimum shareholders' equity, a maximum leverage ratio, and minimum debt service and interest coverage ratios. In addition, it is an event of default under the Credit Facility if (i) Rafael Kravec, the Company's President and Chief Executive Officer, ceases to be actively involved in the Company's management and a replacement satisfactory to Fleet does not succeed him, or (ii) Mr. Kravec, Fred Berens, a director of the Company, and investors (the "Bedford Interests") in certain funds (Bedford Fund I and Bedford Fund II) which are managed by Bedford Capital Corporation, a Canadian corporation, in the aggregate, cease to have control of the Company's Board of Directors or voting control of the Company. Management of the Company believes that it is currently in compliance with the covenants in the Credit Facility. As long as the Credit Facility is outstanding, the Company will need the consent of the Lenders to enter into future acquisition or financing activities.

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