Form 10-Q
period 1996-07-31
FRENCH FRAGRANCES INC
filed 1996-09-16
CIK 95052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1996

                                       OR

            [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________


                          Commission File Number 1-6370


                             FRENCH FRAGRANCES, INC.
             (Exact name of registrant as specified in its charter)

                    Florida                                 59-0914138
           (State of incorporation)                       (IRS Employer
                                                        Identification No.)

             14100 N.W. 60th Avenue
              Miami Lakes, Florida                               33014
              (Address of principal                            (Zip code)
               executive offices)

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

                              Yes  X   No ___

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                Outstanding at
                       Class                  September 12, 1996
           Common stock, $.01 par value         13,127,715 shares

                          FRENCH FRAGRANCES, INC.


                            INDEX TO FORM 10-Q


     PART I  - FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
       July 31, 1996 and January 31, 1996

       Unaudited Condensed Consolidated
       Statements of Income - Three and Six-Months
       Ended July 31, 1996 and 1995

       Unaudited Condensed Consolidated
       Statements of Cash Flows - Six-Months Ended
       July 31, 1996 and 1995

       Notes to Condensed Consolidated Financial
       Statements

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


     PART II  -  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

               FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                                            July 31, 1996    January 31, 1996
                                             (Unaudited)
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                $    945,415       $  123,960
    Accounts receivable, net of allowances
     for doubtful accounts and returns of
     $741,825 and $637,145, respectively       21,579,622       14,236,326
    Inventories                                49,032,850       25,850,669
    Equipment held for sale                            --        1,000,000
    Advances on inventory purchases             1,407,278               --
    Prepaid expenses and other current
     assets                                       882,210        1,370,777
                                              -----------       ----------
            Total current assets               73,847,375       42,581,732

  INVESTMENT IN UNCONSOLIDATED AFFILIATE        1,950,671        1,708,235
                                              -----------       ----------
  RESTRICTED CASH AND INVESTMENTS               2,000,000               --
  PROPERTY AND EQUIPMENT, NET                  12,442,380       11,099,492
                                              -----------       ----------
  OTHER ASSETS
    Exclusive brand licenses and
     trademarks, net                           46,391,831       14,671,875
    Deferred income taxes, net                    761,342          761,342
    Other intangibles and other assets            938,448          561,138
                                              -----------       ----------
            Total other assets                 48,091,621       15,994,355
                                              -----------       ----------
  TOTAL ASSETS                               $138,332,047      $71,383,814
                                              ===========       ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Short-term debt                          $ 35,386,649      $16,713,333
    Accounts payable - trade                   17,708,237       11,115,664
    Other payables and accrued expenses         5,717,359        3,250,365
    Current portion of capital lease,
     installment loans and mortgage               285,594          201,630
    Loans from shareholders                            --          410,000
    Convertible subordinated debentures           600,000          600,000
    Due to affiliates, net                      1,815,022        2,268,819
                                              -----------       ----------
           Total current liabilities           61,512,861       34,559,811

  LONG-TERM LIABILITIES
    Secured subordinated debentures            10,829,788       11,681,500
    Subordinated debentures                    11,080,000               --
    Convertible subordinated debentures         5,460,000               --
    Mortgage note                               5,876,251               --
    Capital lease and installment loans         1,190,000        1,269,860
    Term loans and HBI note                     5,333,333        4,333,333
                                              -----------       ----------
          Total liabilities                   101,282,233       51,844,504
                                              -----------       ----------
  COMMITMENTS
  REDEEMABLE PREFERRED STOCK
   Series A, $.01 par value; stated at
    liquidation preference value of
    $100 per share; 20,000 shares
    authorized and outstanding at
    January 31, 1996                                   --        2,000,000
  SHAREHOLDERS' EQUITY
   Convertible, redeemable preferred
    stock, Series B, $.01 par value
    (liquidation preference of $.01
    per share); 350,000 shares
    authorized; 332,806 and 350,000
    shares issued and outstanding,
    respectively                                    3,328            3,500
  Convertible, redeemable preferred
    stock, Series C, $.01 par value
    (liquidation preference of $.01
    per share); 571,429 shares authorized,
    issued and outstanding                          5,714               --
  Common stock, $.01 par value, 50,000,000
    shares authorized; 13,127,715 and
    9,641,290 shares issued and
    outstanding, respectively                     131,277           96,413
  Additional paid-in capital                   28,834,654       10,333,539
  Retained earnings                             8,074,841        7,105,858
                                              -----------       ----------
          Total shareholders' equity           37,049,814       17,539,310
                                              -----------       ----------
  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                   $138,332,047      $71,383,814
                                              ===========       ==========


           See notes to condensed consolidated financial statements.

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  Three Months               Six Months
                                     Ended                     Ended
                                    July 31,                  July 31,
                               1996         1995         1996         1995
  NET SALES                $23,802,106  $14,913,452  $43,118,599  $30,645,569
  COST OF SALES             15,237,358   11,428,951   28,693,346   24,119,489
                            ----------   ----------   ----------   ----------
   Gross Profit              8,564,748    3,484,501   14,425,253    6,526,080

  OPERATING EXPENSES
   Warehouse and shipping    1,004,213      602,340    1,809,724    1,130,471
   Selling                   3,283,829    1,332,941    5,682,992    2,330,199
   General and
    administration             768,052      431,109    1,471,223      814,738
   Depreciation and
    amortization               994,935      305,955    1,527,236      591,862
                            ----------   ----------   ----------   ----------
      Total operating
       expenses              6,051,029    2,672,345   10,491,175    4,867,270

  INCOME FROM OPERATIONS     2,513,719      812,156    3,934,078    1,658,810

  OTHER INCOME (EXPENSE)
   Interest income               1,813        1,429        4,442        7,326
   Interest expense         (1,812,375)  (1,028,710)  (3,013,833)  (1,823,975)
   Other                       186,164        2,210      325,710       (4,257)
                            ----------   ----------   ----------   ----------
     Other income
      (expense), net        (1,624,398)  (1,025,071)  (2,683,681)  (1,820,906)
                            ----------   ----------   ----------   ----------
  INCOME BEFORE EQUITY IN
   EARNINGS OF UNCONSOLI-
   DATED AFFILIATE AND
   PROVISIONS FOR INCOME
   TAXES                       889,321     (212,915)   1,250,397     (162,096)

  EQUITY IN EARNINGS OF
   UNCONSOLIDATED AFFILIATE,
   50% OWNED                   150,966       42,000      242,435      171,878
                            ----------   ----------   ----------   ----------
  INCOME BEFORE INCOME
   TAXES                     1,040,287     (170,915)   1,492,832        9,782

  PROVISION FOR (BENEFIT
   FROM) INCOME TAXES          363,648      (61,831)     523,849      (29,190)
                            ----------   ----------   ----------   ----------
  NET INCOME (LOSS)        $   676,639  $  (109,084) $   968,983  $    38,972
                            ==========   ==========   ==========   ==========
  Earnings (loss) per
   common share equivalent:
    Primary                      $0.06       $(0.02)       $0.08        $0.01
                                  ====        =====         ====         ====
    Fully diluted                $0.06       $(0.02)       $0.08        $0.01
                                  ====        =====         ====         ====
  Weighted average number of
   common share equivalents:
    Primary                 12,281,453    7,120,000   11,728,719    7,120,000
                            ==========    =========   ==========    =========
    Fully diluted           12,281,453    7,120,000   11,883,575    7,120,000
                            ==========    =========   ==========    =========



             See notes to condensed consolidated financial statements.

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                           Six Months Ended
                                                               July 31,
                                                          1996         1995
  CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                       $    968,983  $    38,972
   Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
     Depreciation and amortization                     1,527,236      591,862
     Equity in earnings of unconsolidated
      affiliate                                         (242,435)    (171,878)
     Deferred tax benefit                                     --      (96,000)
   Change in assets and liabilities net
    of effects from the acquisitions:
     Increase in accounts receivable                  (7,343,295)  (1,050,292)
     (Increase) decrease in inventories              (23,226,128)   1,025,150
     Decrease (increase) in prepaid expenses
       and other current assets                        1,006,460     (355,276)
     Increase (decrease) in accounts payable           6,592,573     (204,386)
     (Decrease) increase in other payables and
       accrued expenses                                 (588,100)   1,230,717
     (Decrease) increase in due to affiliate,
       net                                              (977,166)     942,372
                                                     -----------  -----------
      Net cash (used in) provided by operating
       activities                                    (22,281,872)   1,951,241
                                                     -----------  -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
   Cash restricted for capital improvements           (2,000,000)          --
   Cash portion of purchase of exclusive
    brand license                                    (18,974,638) (18,370,655)
   Additions to property and equipment,
    net of disposals                                    (666,649)    (171,917)
                                                     -----------  -----------
      Net cash used in investing activities          (21,641,287) (18,542,572)

  CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stock offering                       18,071,825           --
   Proceeds from the grant of stock purchase
    warrants                                              40,000           --
   Proceeds from the issuance of preferred stock           5,714        3,500
   Proceeds from the issuance of secured
    subordinated debentures                            3,000,035    8,221,500
   Advances from unconsolidated affiliate, net           523,369      123,137
   Proceeds from term loans                            8,960,000    7,000,000
   Payments on term loans                             (9,833,333)    (333,333)
   Net proceeds from short-term debt                  18,506,649    1,122,025
   Payments on capital lease and installment
    loans                                               (110,477)    (109,557)
   (Payment to) loans from shareholders                 (410,000)     250,000
   Proceeds from bridge and inventory loans            7,000,000           --
   Payment of bridge and inventory loans              (7,000,000)          --
   Proceeds from mortgage                              6,000,000           --
   Payments on mortgage                                   (9,168)          --
                                                     -----------  -----------
  Net cash provided by financing activities           44,744,614   16,277,272
                                                     -----------  -----------
  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      821,455     (314,059)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       123,960      646,149
                                                     -----------  -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    945,415  $   332,090
                                                     ===========  ===========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                 $  2,354,167  $ 1,633,567
                                                     ===========  ===========
    Income taxes paid during the period             $    853,441  $   575,000
                                                     ===========  ===========




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

               The condensed consolidated financial statements included herein have been prepared by FFI pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. As such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the financial statements and related footnotes included in FFI's Form 10-K for the year ended January 31, 1996 and in FFI's Form 10-Q for the quarter ended April 30, 1996, filed with the Commission.

               The condensed consolidated balance sheet of FFI as of January 31, 1996 is audited. The other condensed consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet of FFI as of July 31, 1996 , the condensed consolidated statements of income of FFI for the three and six months ended July 31, 1996 and 1995, and the condensed consolidated statements of cash flow for the six months ended July 31, 1996 and 1995. Operating results for the three or six months ended July 31, 1996 are not necessarily indicative of the results for the full fiscal year.

                       FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Long Lived Assets - FFI adopted the provisions of SFAS No. 121 effective for the six months ended July 31, 1996. Long lived assets are reviewed on an ongoing basis for impairment.
          Estimated fair value is calculated using discounted cash flow methods and other valuation techniques, such as appraisals.

               Earnings per Share - Earnings per share is based on the weighted average number of common shares outstanding and includes the effect of the issuance of shares in connection with the assumed exercise of dilutive stock options and warrants and the assumed conversion of dilutive convertible preferred stock.
          Fully diluted earnings per share reflects additional dilution due to the use of the market price at the end of the period when higher than the average market price for the period, and does not assume the conversion of the convertible subordinated debentures with corresponding adjustments for interest expense, net of tax, since the effect of such conversion is anti-dilutive. Earnings per share for the three and six months ended July 31, 1995 were computed using the number of common shares received by the shareholders of FFI in connection with the Merger. Earnings per share for the three and six months ended July 31, 1996 are calculated based on the actual number of common shares and common share equivalents outstanding.

               Restricted Cash and Investments - Restricted cash and investments consist of cash and investments held in trust and committed for capital improvements on the Suave Facility.

          NOTE 3.  ACQUISITIONS

               Halston Acquisition - In March 1996, FFI completed the acquisition (the "Halston Acquisition") from Halston Borghese, Inc. ("HBI") and its affiliates of certain assets relating to the Halston fragrance brands including the trademarks and certain inventory and tangible assets. The purchase price was approximately $22,000,000 and was paid as follows: (i) $19,000,000 in cash; and (ii) a $2,000,000 note issued to HBI maturing March 20, 2000 (the "HBI Note"), which is to be repaid on a quarterly basis in an amount equal to 5% of the net sales revenues of FFI from the sale of the Halston brands, provided that no payments are due until October 15, 1997 and that the accrued amount bears interest at 8% per annum. FFI also assumed approximately $1,000,000 in trade payables. The cash portion of the purchase price was financed as follows: (a) $3,000,000 from the issuance of 8% Secured Subordinated Debentures, due 2005, Series II (the "8% Series II Debentures"),

                       FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 3.  ACQUISITIONS   (Continued)

          and 571,429 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"); and (b) $16,000,000 in term loans from the two banks which are parties to FFI's credit facility. Each share of Series C Convertible Preferred is convertible into one share of FFI's Common Stock, $.01 par value ("Common Stock"), upon the payment of a conversion price of $5.25 per share. The term loans consisted of the following: (1) a $1,000,000 term loan from one of the banks due December 31, 1996, bearing interest at 0.75% over prime (the "Halston Term Loan 1");
          (2) $9,000,000 term loans from both banks on the credit facility due December 31, 1998, bearing interest at 1.75% over prime (collectively, the "Halston Term Loan 2"); and (3) a $6,000,000 term loan bearing interest at 2% over prime from one of the banks due June 14, 1996 (the "Bridge Loan"). In June 1996, FFI issued a mortgage in the amount of $6,000,000 on the Suave Facility to repay the Bridge Loan. The mortgage note provides for interest at 8.84%, a 20-year amortization schedule and a maturity date eight years from issuance. Of the $6,000,000 mortgage note, $2,000,000 is being held in escrow for the completion of the capital improvements on the Suave Facility. In July 1996, with a portion of the net proceeds received from the public offering (the "Offering") of 3,364,000 shares of Common Stock, FFI repaid the Halston Term Loan 1 and the Halston Term Loan 2. See Note 4.

               FMG Acquisition - In May 1996, FFI completed the acquisition (the "FMG Acquisition") of certain assets of Fragrance Marketing Group, Inc. ("FMG"), including contract rights under certain license and exclusive distribution agreements in the United States for the Ombre Rose, Lapidus, Faconnable, Balenciaga, Bogart, Chevignon and Niki de Saint Phalle fragrance brands, inventory, accounts receivable and tangible assets. In addition, FFI assumed approximately $3,100,000 of certain trade and other payables of FMG and discharged approximately $600,000 of accounts receivable due from FMG. In addition to the payables assumed and the discharge of the receivable, the consideration for the assets included approximately $4,300,000 in cash, $11,100,000 aggregate principal amount of 8.5% Subordinated Debentures (the "8.5% Debentures") and $900,000 of FFI inventory delivered to FMG. FFI also issued to FMG (for assignment to its shareholders and senior management) warrants for an aggregate of 1,075,000 shares of Common Stock, which will be exercisable at $7.50 per share from July 1997 to January 2002. The cash portion of the purchase price was financed from FFI's revolving credit facility. The 8.5% Debentures consist of: (i) a $4,000,000 8.5% Debenture which requires mandatory principal payments of $2,000,000 in May 1998 and 1999; (ii) a $7,000,000 8.5% Debenture which requires

                       FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 3.  ACQUISITIONS (Continued)

          mandatory annual principal repayments of $2.33 million commencing May 2002, with the remaining balance due May 2004; and (iii) a $100,000 8.5% Debenture which requires mandatory annual principal repayments of $33,000 commencing May 2002, with the remaining balance due May 2004. In addition, warrants for 160,000 shares of common stock, which will be exercisable at $7.50 per share from July 1997 to January 2002, were issued to certain key employees of FMG as an inducement to join FFI.

               The following unaudited information presents FFI's pro forma operating data for the six months ended July 31, 1996 and 1995 as if the Halston Acquisition and the FMG Acquisition had been consummated at the beginning of each of the periods presented and include certain adjustments to the historical consolidated statements of income of FFI to give effect to the acquisition of intangible trademarks and associated rights, license and distribution arrangements and other acquired net assets, the payment of the purchase prices in such acquisitions, the related issuances of additional indebtedness by FFI, and the increased amortization of intangible assets. The Halston fragrance brands acquired were not operated or accounted for separately by HBI. In addition, HBI had never segregated indirect operating cost information relative to these brands. Accordingly, the pro forma adjustments reflect the historical net sales, cost of sales and direct operating expenses of the Halston fragrance brands for the period from January 1, 1996 through March 20, 1996 and for the six months ended June 30, 1995.
          Direct operating expenses consist principally of marketing, advertising and demonstrator expenses and exclude selling, general and administrative, research and development, interest, income tax and amortization of intangible expenses. The unaudited pro forma financial data are not indicative of the results of operations that would have been achieved had the transactions been consummated prior to the periods in which they were completed, or that might be attained in the future.

                                                  Pro Forma
                                               Six Months Ended
                                         July 31, 1996  July 31, 1995
                                         -------------  -------------
               Net sales                  $46,542,000    $41,259,000
               Net income (loss)          $    29,000    $(1,130,000)
               Net income (loss)
                per share(s)              $       .--    $      (.16)

                       FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 4.  PUBLIC OFFERING OF COMMON STOCK

               In July 1996, FFI completed the Offering of 3,364,000 shares of Common Stock at a price of $6.00 per share. FFI realized approximately $18,000,000 of net proceeds from the Offering. Approximately $9,300,000 of the net proceeds were used to repay the outstanding balance of the Halston Term Loan 1 and the Halston Term Loan 2, and the balance of the net proceeds were used to reduce outstanding borrowings under FFI's credit facility. See Notes 3 and 7. In connection with the Offering, FFI issued warrants for an aggregate of 162,500 shares of Common Stock to the representatives of the underwriters, exercisable at $7.20 per share from June 28, 1997 to June 28, 1999.

          NOTE 5.  EXCHANGE OFFER

               In July 1996, FFI also consummated an exchange offer (the "Exchange Offer"), pursuant to which FFI issued $5,460,000 principal amount of 7.5% Subordinated Convertible Debentures Due 2006 (the "7.5% Convertible Debentures") in exchange for the 20,000 outstanding shares of Series A Preferred Stock, $.01 par value ("Series A Preferred"), and the $3,460,000 principal amount of outstanding principal amount of 12.5% Secured Subordinated Debentures Due 2002 (the "12.5% Debentures"). Pursuant to the Exchange Offer, each share of Series A Preferred was exchanged for $100 principal amount of 7.5% Convertible Debentures, and each outstanding 12.5% Debenture was exchanged for the equivalent principal amount of 7.5% Convertible Debentures. The 7.5% Convertible Debentures (i) are unsecured, (ii) require interest only payments at 7.5% per annum, payable semi-annually until maturity ten years from the date of issue, at which time the entire principal amount and any unpaid accrued interest is due and payable, (iii) are convertible at any time, at the option of the holder, into shares of Common Stock at $7.20 per share (the "Conversion Price"), and (iv) are redeemable, at the option of FFI, at their principal amount commencing three years from the date of issue, but only in the event the Common Stock, at the time the redemption notice is delivered by FFI, has been trading at no less than 200% of the Conversion Price for 20 consecutive trading days. The shares of Series A Preferred will be canceled.

          NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

               The following represents condensed financial information of Fine Fragrances, Inc. ("Fine Fragrances"), a fragrance distribution company which is 50% owned by FFI; FFI's investment in Fine Fragrances is accounted for under the equity method:

                       FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE   (Continued)

                                                 July 31,    January 31,
                                                  1996          1996
            Current assets                     $3,746,810    $3,284,066
            Other assets                        1,465,145       742,265
                                                ---------     ---------
               Total assets                    $5,211,955    $4,026,331
                                                =========     =========
            Current liabilities                $1,596,802    $  970,716
            Shareholders' equity                3,615,153     3,055,615
                                                ---------     ---------
               Total liabilities and
                shareholder's equity           $5,211,955    $4,026,331
                                                =========     =========
                            Three Months Ended        Six Months Ended
                                 July 31,                 July 31,
                             1996       1995          1996        1995
            Net Sales     $1,984,079  $ 983,282    $3,458,203  $1,641,821
                           =========   ========     =========   =========
            Net Income    $  335,265  $ 127,586    $  559,538  $  418,423
                           =========   ========     =========   =========

               FFI's equity in the net income of Fine Fragrances as reflected in the accompanying statements of income has been reduced for the amortization of the exclusive distribution agreements of Fine Fragrances. The exclusive distribution agreements are being amortized using the straight-line method over six years, the term of the agreements.

               The reconciliation of the investment in unconsolidated affiliate is as follows:

                                                 July 31,     January 31,
                                                  1996          1996
            Equity interest at 50%             $1,807,560     $1,527,790
            Unamortized exclusive
             distribution agreements              143,111        180,445
                                                ---------      ---------
                 Carrying value                $1,950,671     $1,708,235
                                                =========      =========

                       FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE   (Continued)

               Current liabilities primarily relate to a $2,000,000 secured line of credit from a bank. The interest rate is prime rate plus 2.5% (prime rate was 8.25% at July 31, 1996). The line is secured by receivables and inventories. The line is subject to annual review and renewal by the bank in April. Amount outstanding were $1,433,882 and $912,000 at July 31, 1996 and January 31, 1996, respectively. There are no other material commitments or contingencies for Fine Fragrances.

          NOTE 7.  SHORT-TERM DEBT

               In March 1996, FFI entered into a new credit facility with two banks to replace the existing credit facility. The new credit facility provides for borrowings on a revolving basis of up to $30,000,000 (which is increased to $40,000,000 from July 1 to December 31 as an over line for the holiday season). Borrowings are limited to eligible accounts receivable and inventories. Borrowings are also collateralized by FFI's shares of common stock in its subsidiaries and in Fine Fragrances and all other assets other than the Suave Facility, including accounts receivable and inventories. The credit facility contains several covenants, the more significant of which are that FFI maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The credit facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional indebtedness. The new credit facility also includes the term loan issued in connection with the Geoffrey Beene acquisition in March 1995 of which $5,333,000 remained outstanding at July 31, 1996. In connection with the new credit facility, FFI issued to the banks warrants to purchase 50,000 shares of common stock exercisable at $5.50 per share. In August 1996, the credit facility was amended to increase the over line borrowings for the 1996 holiday season from $40,000,000 to $55,000,000.

          NOTE 8.  RELATED PARTY TRANSACTIONS

               FFI has various monitoring agreements with affiliates of FFI pursuant to which such affiliates provide financial advisory services to FFI. In consideration of the services provided, such affiliates receive annual fees totaling $275,000 which are payable in quarterly installments. In connection with the Halston Acquisition, FFI paid one of its affiliates a management services fee of $200,000 for management and financial advisory services performed in connection with such acquisition.

                       FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 8.  RELATED PARTY TRANSACTIONS   (Continued)

               In the normal course of business or from time-to-time, FFI and its affiliates, Fine Fragrances and National Trading, have entered into transactions which are reflected on the balance sheet as Due to affiliates, net. During the six months ended July 31, 1996, such transactions are summarized as follows:

                                 Fine         Due to      Due to     Total
                                 Fragrances   (from)      (from)     due to
                     Advances    Management   Fine        National   (from)
                     from Fine   Fees and     Fragrances, Trading,   Affiliates,
                     Fragrances  Other        net         net        net
                     ----------  -----------  ---------- ----------  ----------
  Balance at
   January 31, 1996  $1,863,160  $(1,151,436) $  711,724 $1,557,095  $2,268,819
  Advances, net         995,000                  995,000     (2,500)    992,500
  Management fee (8%)               (282,619)   (282,619)              (282,619)
  Interest (10%)        135,939                  135,939                135,939
  Repayments           (324,951)                (324,951)  (974,666) (1,299,617)
                      ---------   ----------   ---------  ---------   ---------
  Balance at
   July 31, 1996     $2,669,148  $(1,434,055) $1,235,093  $ 579,929  $1,815,022
                      =========   ==========   =========  =========   =========

          NOTE 9.  INCOME TAXES

               The provision for income taxes for the three and six months ended July 31, 1996 was calculated based upon the estimated tax rate of 39% for the full fiscal year ending January 31, 1997.

          NOTE 10.  STOCK OPTION PLANS

               During the six months ended July 31, 1996, FFI granted options for 20,000 shares at an exercise price of $5.25 per share and for 45,000 shares at an exercise price of $6.50 per share under the 1981 Employee Stock Option and Stock Appreciation Plan. During the six months ended July 31, 1996, FFI also granted options for 92,500 shares at an exercise price of $6.50 per share under the 1995 Stock Option Plan. In addition, during the six months ended July 31, 1996, FFI granted options for 7,000 shares at an exercise price of $6.00 per share and for 37,500 shares at an exercise price of $7.00 per share under FFI's Non-Employee Director Stock Option Plan.

                       FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 11. SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES

               FFI incurred the following non-cash financing and investing activities for the six months ended July 31, 1996. During the six months ended July 31, 1995, FFI incurred no such activities.

           HBI Note issued in connection
            with the Halston Acquisition                    $ 2,000,000
                                                             ==========
           7.5% Convertible Debentures issued
            in connection with the Exchange Offer           $ 5,460,000
                                                             ==========
           Redemption of 8% Debentures used to
            pay for conversion of preferred stock           $   403,982
                                                             ==========
           ACQUISITION OF FMG ASSETS
             Fair value of assets acquired, excluding
              inventory                                     $14,552,489
                                                             ==========
             8.5% Debentures issued, net of discount        $11,080,000
                                                             ==========
             Warrants issued                                $    20,000
                                                             ==========
             Liabilities assumed                            $ 3,107,328
                                                             ==========
             Discharge of receivable and inventory
              transferred                                   $ 1,544,489
                                                             ==========
             Inventory acquired for other than cash         $ 1,199,332
                                                             ==========

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

               French Fragrances, Inc, a Florida corporation (the "Company"), was known as Suave Shoe Corporation until the November 30, 1995 merger of a privately-held Florida corporation named French Fragrances, Inc. ("French") with and into the Company (the "Merger"). Following the Merger, the Company, as the surviving corporation in the Merger, changed its name to "French Fragrances, Inc." In December 1994, the Company permanently discontinued its shoe manufacturing and importing operations and prior to the Merger was engaged primarily in disposing of its property, plant and equipment. Following the Merger, the Company's operations consist solely of the business of French (the accounting acquiror in the Merger) which is the manufacturing, distribution and marketing of prestige fragrances and related cosmetic products. Therefore, the following discussion and analysis of the results of operations of the Company represents the discussion and analysis of the results of operation of French until the Merger and the discussion and analysis of the results of operation and financial condition of the Company following the Merger.

          RESULTS OF OPERATIONS

          Three Months Ended July 31, 1996 Compared to the Three Months Ended July 31, 1995

               Net sales increased $8.9 million, or 60%, to $23.8 million for the three months ended July 31, 1996 from $14.9 million for the three months ended July 31, 1995. The increase in net sales was primarily attributable to (i) the acquisition in March 1996 of the Halston fragrance brands (the "Halston Acquisition");
          (ii) the acquisition in March 1995 of the Geoffrey Beene fragrance brands (the "Geoffrey Beene Acquisition"); (iii) the acquisition from Fragrance Marketing Group in May 1996 of the exclusive distribution agreements for the Ombre Rose, Lapidus, Faconnable, Balenciaga, Bogart, Chevignon and Niki de Saint Phalle fragrance brands (the "FMG Acquisition"); (iv) the Company's engagement to serve as the exclusive United States distributor of the Benetton fragrance brands in December 1995; and (v) the Company's focus on specially designed products for the mass market. International sales increased to over $1,000,000 for the three months ended July 31, 1996, compared to approximately $360,000 for the three months ended July 31, 1995, primarily as a result of sales of Halston products following the Halston Acquisition. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers. Management believes that the increased sales have resulted from the Company's ability to provide its customers with a continuous, direct supply of product, a larger selection of products and the development and growth of certain product categories.

               Gross profit increased $5.1 million, or 146%, to $8.6 million for the three months ended July 31, 1996 from $3.5 million for the three months ended July 31, 1995. The increase in gross profit and the increase in gross margin (from 23.4% to 36.0%) were primarily attributable to the addition of the product sales from the Halston, Geoffrey Beene and Benetton brands, as well as the brands formerly distributed by Fragrance Marketing Group, all of which were at higher gross profit margins, and an increase in the sale on a wholesale basis of certain product categories with higher gross margins such as custom packaged products.

               Warehouse and shipping expenses increased $402,000, or 67%, to $1,004,000 for the three months ended July 31, 1996 from $602,000 for the three months ended July 31, 1995. The increase resulted from the increase in net sales and higher customer service expenses.

               Selling, general and administrative expenses increased $2.3 million, or 130%, to $4.1 million for the three months ended July 31, 1996 from $1.8 million for the three months ended July 31, 1995. The increase in selling, general and administrative expenses was primarily a result of an increase in sales personnel following the FMG Acquisition, as well as an increase in advertising and promotional expenses associated with advertising campaigns for the Geoffrey Beene and Halston brands. The Company expects its advertising and promotional expenses to continue to grow as a result of the acquisition of the Halston and Geoffrey Beene brands and the exclusive United States distribution arrangements for other fragrance brands.

               Depreciation and amortization increased $689,000, or 225%, to $995,000 for the three months ended July 31, 1996 from $306,000 for the three months ended July 31 1995. The increase was primarily attributable to increased amortization of intangibles arising from the acquisition of the Halston trademarks in March 1996 and the acquisition of the exclusive license agreements in the FMG Acquisition in May 1996.

               Interest expense, net of interest and other income, increased 59% to $1.6 million for the three months ended July 31, 1996 from $1.0 million for the three months ended July 31, 1995.

          This increase was primarily due to the increase in average debt outstanding resulting from the Halston Acquisition and the FMG Acquisition. The increase in interest expense also reflects increased borrowings under the revolving portion of its bank credit facility to accommodate increased working capital requirements, including the increased wholesale inventory levels needed to support higher net sales.

               Equity in earnings of affiliates increased $109,000, or 259%, to $151,000 for the three months ended July 31, 1996 from $42,000 for the three months ended July 31, 1995, as a result of increases in net sales by Fine Fragrances, Inc. ("Fine Fragrances") of fragrance products manufactured by COFCI, S.A.

               Net income increased $786,000 to $677,000 for the three months ended July 31, 1996, compared to a net loss of $109,000 for the three months ended July 31, 1995, primarily as a result of the increase in net sales and gross profit which were partially offset by increased interest and amortization expenses resulting from the Halston Acquisition and the FMG Acquisition and increased selling expenses.

               Net income per share for the Company increased to $.06 for the three months ended July 31, 1996, compared to a net loss per share for French (on a pro forma basis using the 7.12 shares of the Company to 1 share of French conversion rate in the Merger) of $.02 per share for the three months ended July 31, 1995, primarily as a result of the increase in net income, which was partially offset by the increased number of outstanding shares to give effect to the Merger in November 1995, as well as the Company's public offering of 3,364,000 common shares in July 1996.

          Six Months Ended July 31, 1996 Compared to the Six Months Ended July 31, 1995

               Net sales increased $12.5 million, or 41%, to $43.1 million for the six months ended July 31, 1996 from $30.6 million for the six months ended July 31, 1995. The increase in net sales was primarily attributable to the Geoffrey Beene Acquisition, the Halston Acquisition, the FMG Acquisition and the Company's engagement to serve as the exclusive United States distributor of the Benetton fragrance brands, as well as the Company's focus on specially designed products for the mass market. International sales increased to over $2,200,000 for the six months ended
          July 31, 1996, compared to approximately $460,000 for the six months ended July 31, 1995 as a result of both increased sales of Geoffrey Beene products and the sales of Halston products since the Halston Acquisition. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers.

          Management believes that the increased sales have resulted from the Company's ability to provide its customers with a continuous, direct supply of product, a larger selection of products and the development and growth of certain product categories.

               Gross profit increased $7.9 million, or 121%, to $14.4 million for the six months ended July 31, 1996 from $6.5 million for the six months ended July 31, 1995. The increase in gross profit and the increase in gross margin (from 21.3% to 33.5%) were primarily attributable to the addition of the product sales from the Halston, Geoffrey Beene and Benetton brands, as well as the brands formerly distributed by Fragrance Marketing Group, all of which were at higher gross profit margins, and an increase in the sale on a wholesale basis of certain product categories with higher gross margins such as custom packaged products.

               Warehouse and shipping expenses increased $679,000, or 60%, to $1,810,000 for the six months ended July 31, 1996 from $1,130,000 for the six months ended July 31, 1995. The increase resulted from the increase in net sales and higher customer service expenses.

               Selling, general and administrative expenses increased $4.0 million, or 128%, to $7.2 million for the six months ended
          July 31, 1996 from $3.1 million for the six months ended July 31, 1995. The increase in selling, general and administrative expenses was primarily a result of an increase in sales personnel following the FMG Acquisition, as well as an increase in advertising and promotional expenses associated with advertising campaigns for the Geoffrey Beene and Halston brands.

               Depreciation and amortization increased $935,000, or 158%, to $1,527,000 for the six months ended July 31, 1996 from $592,000 for the six months ended July 31, 1995. The increase was primarily attributable to increased amortization of intangibles arising from the acquisition of the Halston trademarks in March 1996, the acquisition of the Geoffrey Beene license and trademarks in March 1995 and the acquisition of the exclusive license agreements in the FMG Acquisition in May 1996.

               Interest expense, net of interest and other income, increased 47% to $2.7 million for the six months ended July 31, 1996 from $1.8 million for the six months ended July 31, 1995. This increase was primarily due to the increase in average debt outstanding resulting from the Geoffrey Beene Acquisition, the Halston Acquisition and the FMG Acquisition. The increase in interest expense also reflects increased borrowings under the revolving portion of its bank credit facility to accommodate increased working capital requirements, including the increased wholesale inventory levels needed to support higher net sales.

               Net income increased $930,000 to $969,000 for the six months ended July 31, 1996, compared to $39,000 for the six months ended July 31, 1995, primarily as a result of the increase in net sales and gross profit which were partially offset by increased interest and amortization expenses resulting from the Halston Acquisition, the Geoffrey Beene Acquisition and the FMG Acquisition and increased selling expenses.

               Net income per share for the Company increased to $.08 for the six months ended July 31, 1996, compared to $.01 per share for French (on a pro forma basis using the 7.12 shares of the Company to 1 share of French conversion rate in the Merger) for the six months ended July 31, 1995, primarily as a result of the increase in net income, which was partially offset by the increased number of outstanding shares to give effect to the Merger in November 1995, as well as the Company's public offering of common shares in July 1996.

          LIQUIDITY AND CAPITAL RESOURCES

               In July 1996, the Company completed the public offering of 3,364,000 shares of Common Stock at a price of $6.00 per share (the "Offering"). The Company realized approximately $18.0 million of net proceeds from the Offering. Approximately $9.3 million of the net proceeds were used to repay the outstanding balance of the term loans issued by the banks under the Company's credit facility (the "Credit Facility") which were used for the Halston Acquisition in March 1996. The balance of the net proceeds were used to reduce outstanding borrowings under the revolving portion of the Credit Facility. See Notes 3 and 7 to the Notes to Condensed Consolidated Financial Statements. In connection with the Offering, the Company issued warrants for an aggregate of 162,500 shares of common stock to the representatives of the underwriters, exercisable at $7.20 per share from June 28, 1997 to June 28, 1999.

               In July 1996, the Company also consummated an exchange offer (the "Exchange Offer"), pursuant to which it issued $5.46 million principal amount of 7.5% Subordinated Convertible Debentures Due 2006 (the "7.5% Convertible Debentures") in exchange for the 20,000 outstanding shares of Series A Preferred Stock, $.01 par value ("Series A Preferred"), and the $3.46 million outstanding principal amount of 12.5% Secured Subordinated Debentures Due 2002 (the "12.5% Debentures"). Pursuant to the Exchange Offer, each share of Series A Preferred was exchanged for $100 principal amount of 7.5% Convertible Debentures, and each outstanding 12.5% Debenture was exchanged for the equivalent principal amount of 7.5% Convertible Debentures. See Note 5 to the Notes to Condensed Consolidated Financial Statements. No principal payments are due on the 7.5% Convertible Debentures until maturity in 2006. Total annual interest payments on the 7.5% Convertible Debentures will be approximately $410,000.

               During the six months ended July 31,1996, the Company had a net increase in its debt of approximately $41 million. The increase in debt included (i) approximately $11 million of remaining debt (following the repayment in July 1996 of $9.3 million of term loans from a portion of the net proceeds from the Offering) which was used to finance the purchase price for the Halston Acquisition in March 1996, (ii) approximately $15.4 million of debt which was used to finance the purchase price for the FMG Acquisition in May 1996, (iii) $2 million of net increase in subordinated debentures resulting from the Exchange Offer, and
          (iv) the balance which represents increased borrowings under the Credit Facility for working capital purposes.

               The outstanding debt relating to the Halston Acquisition includes $3 million of 8% Secured Subordinated Debentures, Series II, Due 2005 (the "8% Series II Debentures"), a $2 million term note maturing March 20, 2000 which was issued to the seller and which is to be repaid on a quarterly basis in an amount equal to 5% of the net sales revenues derived from the sales of Halston brand products (with initial payments due October 1997 and accrued amounts earning interest at 8% per annum), and a $6 million mortgage (the "Mortgage") on the Miami Lakes facility (the "Suave Facility"). The Mortgage note provides for interest at 8.84%, a 20-year amortization schedule and a maturity date eight years from issuance. In connection with the Halston Acquisition, the Company also assumed trade payables from the seller of approximately $1 million.

               The Company also has outstanding $7.8 million of 8% Secured Subordinated Debentures, Series I, Due 2005 (the "8% Series I Debentures") which were issued in connection with the Geoffrey Beene Acquisition. The 8% Series I Debentures and the 8% Series II Debentures require aggregate mandatory annual principal payments of $2,167,000 commencing January 31, 2001, with the final payment due January 31, 2005.

               The outstanding debt relating to the FMG Acquisition includes $11.1 million of 8.5% Subordinated Debentures ("8.5% Debentures") and $4.3 million of short term debt from the Credit Facility. The 8.5% Debentures consist of: (i) a $4 million 8.5% Debenture which requires mandatory principal payments of $2 million in May 1998 and 1999; (ii) a $7 million 8.5% Debenture which requires mandatory annual principal repayments of $2.33 million commencing May 2002, with the remaining balance due May 2004; and (iii) a $100,000 8.5% Debenture which requires mandatory annual principal repayments of $33,000 commencing May 2002, with the remaining balance due May 2004. As part of the purchase price for the FMG Acquisition, the Company also issued to FMG (for assignment to its shareholders and senior management) warrants for an aggregate of 1,075,000 shares of the Company's Common Stock, which will be exercisable at $7.50 per share from July 1997 to January 2002. In connection with the FMG Acquisition, the Company also assumed trade payables of approximately $3.1 million.

              The Credit Facility was amended in August 1996 to increase the borrowing over line for the holiday season (through December 31, 1996) from $40 million to $55 million, including up to $3 million in commercial letters of credit. Excluding the amendment relating to the 1996 holiday season, the Credit Facility provides for borrowings on a revolving basis of up to $30 million (which is increased to $40 million from July 1 to December 31 as an over line for future holiday seasons). Amounts borrowed on the revolving portion of the Credit Facility mature on May 31, 1998. The Credit Facility also includes the remaining balance ($5.3 million at July 31, 1996) of the $7 million term loan (the "Beene Loan") which was used to finance a portion of the purchase price for the Geoffrey Beene Acquisition. Principal and interest payments on the Beene Loan are due on a monthly basis, and principal payments are due: $1.83 million during the fiscal year ended January 31, 1997, $2 million during the fiscal year ended January 31, 1998, and the balance during the fiscal year ended January 31, 1999. At July 31, 1996, the Company had outstanding borrowings under the Credit Facility (including the Beene Loan) of approximately $38.7 million. Loans under the revolving credit portion of the Credit Facility bear interest at a floating rate (currently 0.75% over Fleet's prime rate), while the Beene Loan bears interest at a floating rate (currently 1.50% over Fleet's prime rate). The Company's borrowing availability under the revolving credit portion of the Credit Facility is limited to the sum of between 80 to 85% of eligible accounts receivable and 50% (60% from July 1 through October 31 of each year) of eligible inventory.

               The Credit Facility is secured by a first priority lien on all of the Company's assets (other than the Suave Facility), as well as by a security interest in the assets and the capital stock of its wholly-owned subsidiaries Halston Parfums, Inc. and G.B. Parfums, Inc. and its stock of Fine Fragrances and by collateral assignment of brand licenses and trademarks. The Credit Facility restricts the Company's ability to incur additional debt or other obligations, to enter into certain acquisitions, mergers, investments and affiliated transactions, prohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock, prohibits certain payments on the subordinated debt and prohibits the sale of the Company's interest in Fine Fragrances and its subsidiaries. The Credit Facility also contains covenants requiring the Company to maintain a minimum shareholders' equity, a maximum leverage ratio, and minimum debt service and interest coverage ratios. In addition, it is an event of default under the Credit Facility if Rafael Kravec, the Company's President and Chief Executive Officer, ceases to be actively involved in the Company's management and a replacement satisfactory to Fleet does not succeed him. Management of the Company believes that it is currently in compliance with the covenants in the Credit

          Facility. As long as the Credit Facility is outstanding, the Company will need the consent of the banks to enter into future acquisition or financing activities.

               As a result of the Merger, the Company assumed French's obligations to repay certain loans and advances from French's shareholders and affiliates. At July 31, 1996, the Company had outstanding balances owed to National Trading Manufacturing, Inc., a company controlled by Mr. Kravec, and Fine Fragrances in the principal amounts of $580,000 and $1,235,000, respectively. These loans or advances generally bear interest at prime and are short-term in nature.

               The characteristics of the Company's business do not generally require it to make significant ongoing capital expenditures. In connection with renovation of the Suave Facility which is to occur prior to the Company's relocation of its executive offices, the Company expects to incur construction costs approximating $2 million during fiscal 1997. The Company will finance these construction costs from Mortgage note.

               During the six months ended July 31, 1996, the Company used $22.3 million in net cash in operations, primarily as a result of an increase in inventory and accounts receivable, partially offset by an increase in accounts payable. During the six months ended July 31, 1995, the Company generated $1.9 million in cash from operations. During the six months ended July 31, 1996, the Company received cash from financing activities of approximately $44.7 million (including $18 million from the Offering) which was used to fund the Halston Acquisition, the FMG Acquisition and for working capital purposes. During the six months ended July 31, 1995, the Company received cash from financing activities of approximately $16.3 million primarily to fund the Geoffrey Beene Acquisition. The Company financed these investments primarily through the use of subordinated debentures and term loans, as well as from the revolving portion of the Credit Facility. In July 1996, approximately $9.3 million of term loans for the Halston Acquisition were repaid from the net proceeds of the Offering.

          PART II.  OTHER INFORMATION

          Item 1 - 3.  Not applicable.

          Item 4.      Submission of Matters to a Vote of Security Holders

               (a) The Annual Meeting of Shareholders of the Company was held on June 25, 1996 in Miami Lakes, Florida.

               (b) The following directors were elected at the meeting effective June 25, 1996: J. W. Nevil Thomas, E. Scott Beattie, Rafael Kravec, Fred Berens, Richard
                     C. W. Mauran and George Dooley.

               (c) The shareholders voted at the Meeting on the following matters. There were no broker non-votes received on any of the matters voted.

                     1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified.
                                                           Votes Cast
                                                                Against or
                                                       For       Withheld
                                                    ---------  ------------
                            J. W. Nevil Thomas      8,246,821      9,248
                            E. Scott Beattie        8,246,821      9,248
                            Rafael Kravec           8,246,821      9,248
                            Fred Berens             8,246,821      9,248
                            Richard C. W. Mauran    8,246,821      9,248
                            George Dooley           8,246,821      9,248

                     2. The vote on approval of an amendment to the Company's 1995 Stock Option Plan was 8,227,451 for, 26,513 against and 2,105 withheld.

                     3. The vote on approval of amendments to the Company's Non-Employee Director Stock Option Plan was 8,225,858 for, 27,063 against and 3,418 withheld.

                     4. The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 1997 was 8,252,589 for, 1,925 against and 1,555 withheld.

               (d)  Not applicable.

          PART II.  OTHER INFORMATION

          Item 5.      Other Information

               Reference is made to Item 1. Business - Operations of the Company Following the Merger in the Company's Form 10-K for the year ended January 31, 1996.

               The Company is exploring the creation and launch of new fragrance brands for both the Geoffrey Beene and Halston fragrance lines. The Company's strategy would be to launch in select United States prestige department stores and internationally. There is no assurance as to the timing, occurrence or ultimate success, of such new product launches.

               From time to time, as favorable buying opportunities arise, the Company may purchase limited amounts of fragrance products from secondary sources, which sources may sell the Company trademarked or copyrighted products manufactured in foreign countries and trademarked or copyrighted products manufactured in the United States for foreign distribution. In certain instances, United States trademark or copyright holders and their licensees have initiated legal action seeking to halt the importation into, or sale in, the United States of these trademarked or copyrighted products. The courts remain divided on the extent to which trademark, copyright and other laws restrict such importation or sale without the consent of the trademark or copyright holder. There can be no assurance that these sources of product will be available in the future or that the Company may not become the subject of legal action arising from its buying activities with respect to these products.

          Item 6.        Exhibits and Reports on Form 8-K
               (a)       Exhibit                Description
                         -------  ----------------------------------------
                           2.1 Agreement and Plan of Merger, dated as of May 19, 1995, by and between the Company and French (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated November 30, 1995 (Commission File No. 1-6370)).

                           3.1    Amended and Restated Articles of
                                  Incorporation of the Company dated
                                  March 6, 1996 (incorporated herein by
                                  reference to Exhibit 3.1 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

          PART II.  OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K (Continued)
               (a)       Exhibit                Description
                         -------  ----------------------------------------
                           3.2    By-Laws of the Company (incorporated
                                  herein by reference to Exhibit 3.2 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

                           4.1 Credit Agreement, dated as of March 14, 1996, among the Company, Fleet National Bank and Bank of America Illinois (incorporated herein by reference to
                                  Exhibit 4.1 filed as a part of the
                                  Company's Form 8-K dated March 20, 1996
                                  (Commission File No. 1-6370)).

                           4.2 First Amendment to Credit Agreement and Other Transaction Documents dated as of May 10, 1996, among the Company, Fleet National Bank and Bank of America Illinois (incorporated herein by reference to Exhibit 4.1 filed as a part of the Company's Form 8-K dated May 14, 1996 (Commission File No. 1-6370)).

                           4.3    Letter Agreement, dated May 29, 1996,
                                  regarding the Credit Agreement dated as
                                  of March 14, 1996, as amended, among the Company, Fleet National Bank and Bank of America Illinois (incorporated herein by reference to Exhibit 4.4(c) filed as a part of the Company's Amendment No. 1 to Registration Statement on Form S-1
                                  dated June 7, 1996 (Registration
                                  Statement No. 333-4588)).

                           4.4 Second Amendment to Credit Agreement and Other Transaction Documents dated as of August 28, 1996, among the Company, Fleet National Bank and Bank of America Illinois.

                          10.1 Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

          PART II.  OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K   (Continued)
               (a)       Exhibit                Description
                         -------  ----------------------------------------
                          10.2 Amendment dated as of March 20, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-K for the year ended January 31, 1996 (Commission File No. 1-6370)).

                          10.3 Second Amendment dated as of July 22, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and the Estate of Eugene Ramos.

                          10.4 Employment Agreement dated as of July 2, 1992, between French and Rafael Kravec, as amended on July 2, 1995 (incorporated herein by reference to the exhibit filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

                          10.5 Amendment to Employment Agreement dated as of May 2, 1996, between the Company and Rafael Kravec (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company's Registration Statement on Form S-1 dated May 3, 1996 (Registration Statement No. 333-4588)).

                          10.6 Non-Employee Director Stock Option Plan (incorporated herein by reference to
                                  Exhibit 10.4 filed as a part of the
                                  Company's Form 10-K for the fiscal year
                                  ended September 30, 1995 (Commission File
                                  No. 1-6370)).

                          10.7    1995 Stock Option Plan (incorporated
                                  herein by reference to Exhibit 10.5 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

          PART II.  OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K   (Continued)
               (a)       Exhibit                Description
                         -------  ----------------------------------------
                          10.8 Monitoring Agreement dated as of July 2, 1992, between French and Bedford, as amended as of February 14, 1995 (incorporated herein by reference to
                                  Exhibit 10.7 filed as a part of the
                                  Company's Form 10-K for the fiscal year
                                  ended September 30, 1995 (Commission File
                                  No. 1-6370)).

                          10.9    Monitoring Agreement dated as of
                                  February 14, 1995, between French and
                                  Bedford (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

                          10.10 Monitoring Agreement dated as of July 2, 1992, between French and Nevcorp, Inc., as amended as of February 14, 1995 (incorporated herein by reference to
                                  Exhibit 10.9 filed as a part of the
                                  Company's Form 10-K for the fiscal year
                                  ended September 30, 1995 (Commission File
                                  No. 1-6370)).

                          10.11 Monitoring Agreement dated as of July 2, 1992, between French and ESB Consultants, Inc., as amended as of February 14, 1995 (incorporated herein by reference to
                                  Exhibit 10.10 filed as a part of the
                                  Company's Form 10-K for the fiscal year
                                  ended September 30, 1995 (Commission
                                  File No. 1-6370)).

                          10.12   Monitoring Agreement dated as of
                                  February 14, 1995, between French and
                                  Nevcorp, Inc. (incorporated herein by
                                  reference to Exhibit 10.11 filed as a
                                  part of the Company's Form 10-K for the
                                  fiscal year ended September 30, 1995
                                  (Commission File No. 1-6370)).

          PART II.  OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K   (Continued)
               (a)       Exhibit                Description
                         -------  ----------------------------------------
                          10.13   Monitoring Agreement dated as of
                                  February 14, 1995, between French and ESB
                                  Consultants, Inc. (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

                          10.14 Lease Agreement, dated as of July 2,1992, between French and National Trading (incorporated herein by reference to
                                  Exhibit 10.13 filed as a part of the
                                  Company's Form 10-K for the fiscal year
                                  ended September 30, 1995 (Commission File
                                  No. 1-6370)).

                          10.15 Option Agreement, dated July 2, 1992, between French and National Trading and Memorandum of Lease and Option Agreement related thereto (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

                          10.16 Amended and Restated Exclusive Trademark License Agreement, dated February 29, 1980, between Geoffrey Beene, Inc. (formerly Geoffrey Beene Interim Corp.), a New York corporation, and Epocha Distributors, Inc.(now known as Sanofi Beaute, Inc.) as amended July 29, 1992 and February 13, 1995 (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company's Form 10-K for the fiscal year ended
                                  September 30, 1995 (Commission File No.
                                  1-6370)).

                          10.17   Asset Purchase Agreement dated as of
                                  February 13, 1995, by and between Sanofi
                                  Beaute, Inc. and Bedford Capital
                                  Financial Corporation, as assigned to and assumed by French (incorporated herein by reference to Exhibit 10.19 filed as part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

          PART II.  OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K   (Continued)
               (a)       Exhibit                Description
                         -------  ----------------------------------------
                          10.18   Asset Purchase Agreement dated as of
                                  February 1, 1996, by and between the
                                  Company and Halston-Borghese
                                  (incorporated herein by reference to
                                  Exhibit 2.1 filed as a part of the
                                  Company's Form 8-K dated March 20, 1996
                                  (Commission File No. 1-6370)).

                          10.19   Asset Purchase Agreement dated as of
                                  April 17, 1996, by and between the
                                  Company and Fragrance Marketing Group,
                                  Inc. and Rene Garcia and Jose Miguel
                                  Norona, including the forms of
                                  Debentures and Seller's Warrant related
                                  thereto (incorporated herein by
                                  reference to Exhibit 10.21(a) filed as
                                  a part of the Company's Registration
                                  Statement on Form S-1 dated May 3, 1996
                                  (Registration Statement No. 333-4588)).

                          10.20 Amendment to Asset Purchase Agreement dated as of May 14, 1996, by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and Jose Miguel Norona (incorporated herein by reference to Exhibit 2.2 filed as a part of the Company's Form 8-K dated May 14, 1996 (Commission File No. 1-6370)).

                          27.0    Financial Data Schedule.

                          99.1 Agreement Among Bedford Interests, dated February 14, 1995 (incorporated herein by reference to Exhibit 99.2 filed as a part of the Company's Form 8-K dated
                                  November 30, 1995 (Commission File No.
                                  1-6370)).

                          99.2 Amendment dated as of February 23, 1996 to Agreement Among Bedford Interests, dated February 14, 1995 (incorporated herein by reference to Exhibit 99.2 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

          PART II.  OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K   (Continued)
               (a)       Exhibit                Description
                         -------  ----------------------------------------
                          99.3    Second Shareholders Agreement, dated
                                  July 2, 1992, among Bedford and certain
                                  members of the Bedford Group, as amended
                                  (incorporated herein by reference to
                                  Exhibit 99.3 filed as a part of the
                                  Company's Form 8-K dated November 30,
                                  1995 (Commission File No. 1-6370)).
          --------------

               The foregoing list omits instruments defining the rights of holders of long term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

               (b)   Reports on Form 8-K.

                     (1)  A Current Report on Form 8-K dated May 14,
                          1996 was filed on May 29, 1996 reporting on the FMG Acquisition under Item 2. Acquisition or Disposition of Assets and setting forth historical financial statements for Fragrance Marketing Group, Inc. and pro forma financial data for the Company in connection with the FMG Acquisition under Item 7. Financial Statements and Exhibits.

                     (2) A Current Report on Form 8-K dteedd MMay 31, 1996 was filed on May 31, 16 sseettting forth historical brand contribution statements for the Halston fragrance brands and pro forma financial data for the Company in connection with the Halston Acquisition under Item 5. Other Events.

                                     SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FRENCH FRAGRANCES, INC.



          Date: September 13, 1996            /s/ Rafael Kravec
                ------------------            -----------------------------
                                              Rafael Kravec
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)
          Date: September 13, 1996            /s/ William J. Mueller
                ------------------            -----------------------------
                                              William J. Mueller
                                              Vice President-Operations,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)