Form 10-Q
period 1996-10-31
FRENCH FRAGRANCES INC
filed 1996-12-16
CIK 95052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended October 31, 1996

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

                              Yes  X   No ___

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                 Outstanding at
                      Class                    December 10, 1996
           ----------------------------        -----------------
           Common stock, $.01 par value        13,127,715 shares

                               FRENCH FRAGRANCES, INC.


     INDEX TO FORM 10-Q


     PART I  - FINANCIAL INFORMATION

     Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets -
          October 31, 1996 (Unaudited)and January 31, 1996

          Unaudited Condensed Consolidated Statements of Income -
          Three and Nine-Months Ended October 31, 1996 and 1995

          Unaudited Condensed Consolidated Statements of Cash Flows - Nine-Months Ended October 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART II  -  OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K

     Signatures

                         FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  October 31,      January 31,
                                                     1996             1996
                                                  -----------      -----------
                                                  (Unaudited)
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                    $    878,428     $    123,960
    Accounts receivable, net of allowances
     for doubtful accounts and returns
     of $998,541 and $637,145, respectively        52,535,329       14,236,326
    Inventories                                    62,117,284       25,850,669
    Equipment held for sale                                --        1,000,000
    Advances on inventory purchases                 1,612,030               --
    Prepaid expenses and other current assets         900,422        1,370,777
                                                  -----------      -----------
      Total current assets                        118,043,493       42,581,732

  INVESTMENT IN UNCONSOLIDATED AFFILIATE            2,037,777        1,708,235
                                                  -----------      -----------
  RESTRICTED CASH AND INVESTMENTS                   2,000,000               --
                                                  -----------      -----------
  PROPERTY AND EQUIPMENT, NET                      12,697,223       11,099,492
                                                  -----------      -----------
  OTHER ASSETS
    Exclusive brand licenses and
     trademarks, net                               45,635,511       14,671,875
    Deferred income taxes, net                        761,342          761,342
    Other intangibles and other assets                821,799          561,138
                                                  -----------      -----------
      Total other assets                           47,218,652       15,994,355
                                                  -----------      -----------
  TOTAL ASSETS                                   $181,997,145     $ 71,383,814
                                                  ===========      ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
    Short-term debt                              $ 52,136,649     $ 16,713,333
    Accounts payable - trade                       33,236,435       11,115,664
    Other payables and accrued expenses            12,005,132        3,250,365
    Current portion of capital lease,
     installment loans, mortgage and HBI note       1,108,762          201,630
    Loans from shareholders                                --          410,000
    Convertible subordinated debentures               600,000          600,000
    Due to affiliates, net                          1,501,694        2,268,819
                                                  -----------      -----------
      Total current liabilities                   100,588,672       34,559,811
  LONG-TERM LIABILITIES
    Secured subordinated debentures                10,829,788       11,681,500
    Subordinated debentures                        11,080,000               --
    Convertible subordinated debentures             5,460,000               --
    Mortgage note                                   5,855,162               --
    Capital lease and installment loans             1,160,000        1,269,860
    Term loan and HBI note                          3,992,290        4,333,333
                                                  -----------      -----------


      Total liabilities                           138,965,912       51,844,504
                                                  -----------      -----------
  COMMITMENTS
  REDEEMABLE PREFERRED STOCK
   Series A, $.01 par value; stated at
    liquidation preference value of $100
    per share; 20,000 shares authorized,
    issued and outstanding at January 31, 1996             --        2,000,000
                                                  -----------      -----------
  SHAREHOLDERS' EQUITY
   Convertible, redeemable preferred stock,
    Series B, $.01 par value (liquidation
    preference of $.01 per share); 350,000
    shares authorized; 332,806 and 350,000
    shares issued and outstanding, respectively         3,328            3,500
   Convertible, redeemable preferred stock,
    Series C, $.01 par value liquidation
    preference of $.01 per share); 571,429
    shares authorized, issued and outstanding           5,714               --
   Common stock, $.01 par value, 50,000,000
    shares authorized; 13,127,715 and
    9,641,290 shares issued and outstanding,
    respectively                                      131,277           96,413
   Additional paid-in capital                      28,777,455       10,333,539
   Retained earnings                               14,113,459        7,105,858
                                                  -----------      -----------
      Total shareholders' equity                   43,031,233       17,539,310
                                                  -----------      -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $181,997,145     $ 71,383,814
                                                  ===========      ===========

                 See Notes to Condensed Consolidated Financial Statements.

                         FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                 Three Months Ended         Nine Months Ended
                                     October 31,                October 31,
                                  1996        1995           1996        1995
                              ------------------------   ------------------------
  NET SALES                   $60,819,795  $37,747,018  $103,938,394  $68,392,587

  COST OF SALES                40,106,595   27,611,529    68,799,941   51,731,018
                               ----------   ----------    ----------   ----------
  Gross Profit                 20,713,200   10,135,489    35,138,453   16,661,569
                               ----------   ----------    ----------   ----------
  OPERATING EXPENSES
   Warehouse and shipping       1,372,317       822,207     3,182,041   1,952,678
   Selling                      6,182,011     2,850,597    11,865,003   5,180,796
   General & administration     1,326,238       854,389     2,797,461   1,669,127
   Depreciation & amortization  1,055,395       346,065     2,582,631     937,927
                               ----------    ----------    ----------  ----------
   Total operating expenses     9,935,961     4,873,258    20,427,136   9,740,528
                               ----------    ----------    ----------  ----------
  INCOME FROM OPERATIONS       10,777,239     5,262,231    14,711,317   6,921,041
                               ----------    ----------    ----------  ----------
  OTHER INCOME (EXPENSE)
   Interest income                  2,048         2,841         6,490      10,167
   Interest expense            (1,878,588)   (1,209,825)   (4,892,421) (3,033,800)
   Other income (expense)         427,662       (15,810)      753,372     (20,067)
                               ----------    ----------    ----------  ----------
   Other income (expense),
    net                        (1,448,878)   (1,222,794)   (4,132,559) (3,043,700)
                               ----------    ----------    ----------  ----------
  INCOME BEFORE EQUITY IN
   EARNINGS OF UNCONSOLIDATED
   AFFILIATE AND PROVISIONS
   FOR INCOME TAXES             9,328,361     4,039,437    10,578,758   3,877,341

  EQUITY IN EARNINGS OF
   UNCONSOLIDATED AFFILIATE,
   50% OWNED                       87,107        69,742       329,542     241,620
                               ----------    ----------    ----------  ----------
  INCOME BEFORE INCOME TAXES    9,415,468     4,109,179    10,908,300   4,118,961
  PROVISION FOR INCOME TAXES    3,376,850     1,642,856     3,900,699   1,613,666
                               ----------    ----------    ----------  ----------
  NET INCOME                  $ 6,038,618   $ 2,466,323   $ 7,007,601 $ 2,505,295
                               ==========    ==========    ==========  ==========
  Earnings per common
   share equivalent:
     Primary                        $0.40         $0.35         $0.54       $0.35
                                     ====         =====          ====        ====
     Fully diluted                  $0.39         $0.35         $0.53       $0.35
                                     ====         =====          ====        ====
  Weighted average number
   of common share
   equivalents:
     Primary                   15,482,717     7,120,000    12,980,052   7,120,000


                               ==========     =========    ==========   =========
     Fully diluted             15,636,768     7,120,000    13,134,639   7,120,000
                               ==========     =========    ==========   =========


                See Notes to Condensed Consolidated Financial Statements.

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                         Nine Months Ended
                                                            October 31,
                                                        1996           1995
                                                    --------------------------
  CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                       $  7,007,601  $ 2,505,295
   Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
     Depreciation and amortization                     2,582,631      937,927
     Equity in earnings of unconsolidated
      affiliate                                         (329,542)    (241,620)
     Deferred tax benefit                                     --      (96,000)
   Change in assets and liabilities, net
    of effects from the acquisitions:
     (Increase) in accounts receivable               (38,299,003) (18,290,233)
     (Increase) decrease in inventories              (34,903,284)   1,942,587
     Increase in advances on inventory purchases      (1,612,030)          --
     Decrease (increase) in prepaid expenses
       and other current assets                        1,045,855     (377,801)
     Increase in accounts payable                     22,120,772    5,244,569
     Increase in other payables and accrued expenses   5,699,676    1,800,930
     (Decrease) increase in due to affiliate,
       net                                              (747,666)   1,505,493
                                                     -----------  -----------
      Net cash (used in) operating activities        (37,434,990)  (5,068,853)
                                                     -----------  -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of exclusive brand license               (18,997,935) (18,370,655)
   Additions to property and equipment,
    net of disposals                                  (1,138,229)          --
   Cash restricted for capital improvements           (2,000,000)    (253,366)
                                                     -----------  -----------
      Net cash (used in) investing activities        (22,136,164) (18,624,021)

  CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stock offering                       18,014,626           --
   Proceeds from the grant of stock purchase
    warrants                                              40,000           --
   Proceeds from the issuance of preferred stock           5,714        3,500
   Proceeds from the issuance of secured
    subordinated debentures                            3,000,035    8,221,500
   Payments to unconsolidated affiliate, net             (19,459)    (102,606)
   Proceeds from term loans                            8,960,000    7,000,000
   Payments on term loans                            (10,333,333)    (583,334)
   Net proceeds from short-term debt                  35,256,649    8,800,000
   Payments on capital lease and installment
    loans                                               (160,972)    (165,190)
   (Payment to) loans from shareholders                 (410,000)     250,000
   Proceeds from bridge and inventory loans            7,000,000           --
   Payment of bridge and inventory loans              (7,000,000)          --
   Proceeds from mortgage                              6,000,000           --
   Payments on mortgage                                  (27,638)          --


                                                     -----------  -----------
  Net cash provided by financing activities           60,325,622   23,423,870
                                                     -----------  -----------
  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      754,468     (269,004)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       123,960      646,149
                                                     -----------  -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    878,428  $   377,145
                                                     ===========  ===========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during the period                 $  3,919,136  $ 2,722,991
                                                     ===========  ===========
    Income taxes paid during the period             $  1,963,441  $   695,000
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






             All
                 references
                            to
                               FFI in these Notes to Condensed Consolidated
          Financial Statements refer to the company organized in 1992 until the November 30, 1995 Merger and to the surviving Corporation following the Merger. The condensed consolidated financial statements are those of FFI and also include the accounts of FFI's wholly-owned subsidiaries GB Parfums, Inc. and Halston Parfums, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

               The condensed consolidated financial statements included herein have been prepared by FFI pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. As such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the financial statements and related footnotes included in FFI's Form 10-K for the year ended January 31, 1996 and in FFI's Form 10-Q for the quarters ended April 30, 1996 and July 31, 1996 filed with the Commission.

               The condensed consolidated balance sheet of FFI as of January 31, 1996 is audited. The other condensed consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet of FFI as of October 31, 1996 , the condensed consolidated statements of income of FFI for the three and nine
                  months ended October 31, 1996 and 1995, and the condensed consolidated statements of cash flow for the nine months ended October 31, 1996 and 1995. Operating results for the three or nine months ended October 31, 1996 are not necessarily indicative of the results for the full fiscal year.

                        FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               LONG LIVED ASSETS - FFI adopted the provisions of SFAS No. 121 effective for the nine months ended October 31, 1996. Long lived assets are reviewed on an ongoing basis for impairment. Estimated fair value is calculated using discounted cash flow methods and other valuation techniques, such as appraisals.

               EARNINGS PER SHARE - Earnings per share is based on the weighted average number of common shares outstanding and includes the effect of the issuance of shares in connection with the assumed exercise of dilutive stock options and warrants and the assumed conversion of dilutive convertible preferred stock.
          Fully diluted earnings per share reflects additional dilution due to the use of the market price at the end of the period when higher than the average market price for the period, and does not assume the conversion of the convertible subordinated debentures with corresponding adjustments for interest expense, net of tax, since the effect of such conversion is anti-dilutive. Earnings per share for the three and nine months ended October 31, 1995 were computed using the number of common shares received by the shareholders of FFI in connection with the Merger. Earnings per share for the three and nine months ended October 31, 1996 are calculated based on the actual number of common shares and common share equivalents outstanding.

               RESTRICTED CASH AND INVESTMENTS - Restricted cash and investments consist of cash and investments held in trust and committed for capital improvements on the Suave facility.

          NOTE 3.  ACQUISITIONS

               HALSTON ACQUISITION - In March 1996, FFI completed the acquisition (the "Halston Acquisition") from Halston Borghese, Inc. ("HBI") and its affiliates of certain assets relating to the Halston fragrance brands including the trademarks and certain inventory and tangible assets. The purchase price was approximately $22,000,000 and was paid as follows: (i) $19,000,000 in cash; and (ii) a $2,000,000 note issued to HBI maturing March 20, 2000 (the "HBI Note"), which is to be repaid on a quarterly basis in an amount equal to 5% of the net sales revenues of FFI from the sale of the Halston brands, provided that no payments are due until October 15, 1997 and that the accrued amount bears interest at 8% per annum. FFI also assumed approximately $1,000,000 in trade payables. The cash portion of the purchase price was financed as follows: (a) $3,000,000 from the issuance of 8% Secured Subordinated Debentures, due 2005, Series II (the "8% Series II Debentures"), and 571,429 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"); and (b) $16,000,000 in term loans from

                        FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 3.  ACQUISITIONS (Continued)

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

                The
                    mortgage note provides for interest at 8.84%, a 20-year amortization schedule and a maturity date eight years from issuance. Of the $6,000,000 mortgage note, $2,000,000 is being held in escrow to be drawn upon for the completion of the capital improvements on the Suave Facility. In July 1996, with a portion of the net proceeds received from the public offering (the "Offering") of 3,364,000 shares of Common Stock, FFI repaid the Halston Term Loan 1 and the Halston Term Loan 2. See Note 4.

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

               The following unaudited information presents FFI's pro forma operating data for the nine months ended October 31, 1996 and 1995 as if the Halston Acquisition and the FMG Acquisition had been consummated at the beginning of each of the periods presented and include certain adjustments to the historical consolidated statements of income of FFI to give effect to the acquisition of intangible trademarks and associated rights, license and distribution arrangements and other acquired net assets, the payment of the purchase prices in such acquisitions, the related issuances of additional indebtedness by FFI, and the increased amortization of intangible assets. The Halston fragrance brands acquired were not operated or accounted for separately by HBI. In addition, HBI had never segregated indirect operating cost information relative to these brands.
          Accordingly, the proforma adjustments reflect the historical net sales, cost of sales and direct operating expenses of the Halston fragrance brands for the period from January 1, 1996 through March 20, 1996 and for the nine months ended June 30, 1995. Direct operating expenses consist principally of marketing, advertising and demonstrator expenses and exclude selling, general and administrative, research and development, interest, income tax and amortization of intangible expenses. The unaudited pro forma financial data are not indicative of the results of operations that would have been achieved had the transactions been consummated prior to the periods in which they were completed, or that might be attained in the future.

                                                       Pro Forma
                                                   Nine Months Ended
                                               October 31,    October 31,
                                                  1996           1995
                                              -------------  -------------
           Net sales                          $107,361,000    $88,687,000
           Net income                         $  6,140,000    $ 1,555,000
           Net income per share equivalent    $       0.47    $      0.22


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

                       The
                           shares of Series A Preferred have been canceled.

          NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

               The following represents condensed financial information of Fine Fragrances, Inc. ("Fine Fragrances"), a fragrance distribution company which is 50% owned by FFI; FFI's investment in Fine Fragrances is accounted for under the equity method:


                        FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE (Continued)

                                    October 31, 1996     January 31, 1996
                                    ----------------     ----------------
            Current assets             $4,596,080           $3,284,066
            Other assets                  909,296              742,265
                                        ---------            ---------
              Total assets             $5,505,376           $4,026,331
                                        =========            =========
            Current liabilities        $1,678,676           $  970,716
            Shareholders' equity        3,826,700            3,055,615
                                        ---------            ---------
              Total liabilities and
               shareholder's equity    $5,505,376           $4,026,331
                                        =========            =========
                               Three Months Ended       Nine Months Ended
                                   October 31,             October 31,
                                1996        1995        1996        1995
                             ----------------------  ----------------------
             Net Sales       $2,486,424  $1,267,283  $5,944,627  $3,909,104
                              =========   =========   =========   =========
             Net Income      $  211,547  $  176,815  $  771,085  $  595,238
                              =========   =========   =========   =========

               FFI's equity in the net income of Fine Fragrances as reflected in the accompanying statements of income has been reduced for the amortization of the exclusive distribution agreements of Fine Fragrances. The exclusive distribution agreements are being amortized using the straight-line method over six years, the term of the agreements.

               The reconciliation of the investment in unconsolidated affiliate is as follows:

                                    October 31, 1996     January 31, 1996
                                    ----------------     ----------------
           Equity interest at 50%      $1,913,332           $1,527,790
           Unamortized exclusive
            distribution agreements       124,445              180,445
                                        ---------            ---------
              Carrying value           $2,037,777           $1,708,235
                                        =========            =========

                        FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE (Continued)

              Current liabilities primarily relate to a $2,000,000 secured line of credit from a bank. The interest rate is prime rate plus 2.5% (prime rate was 8.25% at October 31, 1996). The line is secured by receivables and inventories. The line is subject to annual review and renewal by the bank in April. Amounts outstanding were $1,311,976 and $912,000 at October 31, 1996 and January 31, 1996, respectively. There are no other material commitments or contingencies for Fine Fragrances.

          NOTE 7.  SHORT-TERM DEBT

               In March 1996, FFI entered into a new credit facility with two banks to replace the existing credit facility. The new credit facility provides for borrowings on a revolving basis of up to $30,000,000 (which is increased to $40,000,000 from July 1 to December 31 as an over line for the holiday season). Borrowings are limited to eligible accounts receivable and inventories. Borrowings are also collateralized by FFI's shares of common stock in its subsidiaries and in Fine Fragrances and all other assets other than the Suave Facility, including accounts receivable and inventories. The credit facility contains several covenants, the more significant of which are that FFI maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The credit facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional indebtedness. The new credit facility also includes the term loan issued in connection with the Geoffrey Beene acquisition in March 1995 of which $4,833,333 remained outstanding at October 31, 1996. In connection with the new credit facility, FFI issued to the banks warrants to purchase 50,000 shares of common stock exercisable at $5.50 per share until March 14, 1998. In August 1996, the credit facility was amended to increase the over line borrowings for the 1996 holiday season from $40,000,000 to $55,000,000.

          NOTE 8.  RELATED PARTY TRANSACTIONS

               FFI has various monitoring agreements with affiliates of FFI pursuant to which such affiliates provide financial advisory services to FFI. In consideration of the services provided, such affiliates receive annual fees totaling $275,000 which are payable in quarterly installments. FFI also paid to one of its affiliates
                    a
                     management
                                services fee of $200,000 for management and financial advisory services performed in connection with the Halston Acquisition.

                        FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 8.  RELATED PARTY TRANSACTIONS  (Continued)

              In the normal course of business or from time-to-time, FFI and its affiliates, Fine Fragrances and National Trading, have entered into transactions which are reflected on the balance sheet as Due to affiliates, net. During the nine months ended October 31, 1996, such transactions are summarized as follows:

                                 Fine         Due to      Due to      Total
                                 Fragrances   (from)      (from)      due to
                     Advances    Management   Fine        National    (from)
                     from Fine   Fees and     Fragrances, Trading,    Affiliates,
                     Fragrances  Other        net         net         net
                     ----------  -----------  ---------- ----------   ----------
  Balance at
   January 31, 1996  $1,863,160  $(1,151,436) $  711,724  $1,557,095  $2,268,819
  Advances, net         995,000                  995,000     222,500   1,217,500
  Management fee (12%)              (755,358)   (755,358)               (755,358)
  Interest              109,683                  109,683                 109,683
  Repayments           (368,784)                (368,784)   (970,166) (1,338,950)
                      ---------   ----------   ---------  ----------   ---------
  Balance at
   October 31, 1996  $2,599,059  $(1,906,794) $  692,265  $  809,429  $1,501,694
                      =========   ==========   =========   =========   =========

          NOTE 9.  INCOME TAXES

               The provision for income taxes for the three and nine months ended October 31, 1996 was calculated based upon the estimated tax rate of 39% for the full fiscal year ending January 31, 1997.

          NOTE 10.  STOCK OPTION PLANS

               During the nine months ended October 31, 1996, FFI granted options (i) for 20,000 shares at an exercise price of $5.25 per share and for 45,000 shares at an exercise price of $6.50 per share under the 1981 Employee Stock Option and Stock Appreciation Plan; (ii) for 92,500 shares at an exercise price of $6.50 per share under the 1995 Stock Option Plan; and (iii) for 7,000 shares at an exercise price of $6.00 per share and for 37,500 shares at an exercise price of $7.00 per share under the Non-Employee Director Stock Option Plan.

                        FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 11. SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

               FFI incurred the following non-cash financing and investing activities for the nine months ended October 31, 1996. During the nine months ended October 31, 1995, FFI incurred no such activities:

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
                                                             ==========

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This discussion should be read in conjunction with the Notes to
            Condensed
                     Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results
                 of
                    Operations appearing in the Company's Form 10-K for the year ended January 31, 1996. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.






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

          RESULTS OF OPERATIONS

          Three Months Ended October 31, 1996 Compared to the Three Months Ended October 31, 1995

               Net sales increased $23.1 million, or 61%, to $60.8 million for
             the
                 three months ended October 31, 1996 from $37.7 million for the
             three
                   months
                         ended
                               October 31, 1995.  The increase in net sales
          was
             primarily attributable to (i) the acquisition in March 1996 of the
             Halston
                     fragrance brands (the "Halston Acquisition"); (ii) the acquisition from Fragrance Marketing Group in May 1996 of the exclusive distribution agreements for several fragrance brands including Ombre Rose, Lapidus, Faconnable, Balenciaga and Bogart (the
              "FMG
                  Acquisition"); (iii) the Company's engagement to serve as the exclusive United States distributor of the Benetton fragrance brands in December 1995, and (iv) an increased selection of other fragrance products, including specially designed products, for the
          mass
              market.  International sales increased to over $2,000,000 for the
             three
                   months ended October 31, 1996, compared to approximately $242,000 for the three months ended October 31, 1995, primarily as a result of the increase in foreign distribution of the Geoffrey Beene brands, as well as sales of Halston products following the Halston
                 Acquisition.

                              The Company expects to continue to expand the international distribution of both the Halston and Geoffrey Beene brands. The increase in net sales represents both an increase in the volume
                    of
                      products
                               sold to existing customers, as well as sales to new customers. Management of the Company believes that the increased sales resulted from the Company's ability to provide its customers with a continuous, direct supply of product, a larger selection of products and the development and growth of certain product categories.

               Gross profit increased $10.6 million, or 104%, to $20.7 million for the three months ended October 31, 1996 from $10.1 million for
                     the three months ended October 31, 1995. The increase in gross profit and the increase in gross margin (from 26.9% to 34.1%) were primarily attributable to the addition of the product sales from the Halston brands, as well as the brands formerly distributed by Fragrance Marketing Group, all of which were at higher gross
                     profit
                            margins, and an increase in the sale of certain product categories with higher gross margins such as holiday fragrance sets.






             Warehouse
                       and
                           shipp
                                ing expenses increased $550,000, or 67%, to
          $1,372,000 for the three months ended October 31, 1996 from
          $822,000
                  for
                      the
                         three
                               months ended October 31, 1995. The increase resulted
                  from
                      the
                          increase in net sales and higher customer service expenses.

               Selling, general and administrative expenses increased $3.8 million, or 103%, to $7.5 million for the three months ended October 31, 1996 from $3.7 million for the three months ended October 31, 1995. The increase in selling, general and administrative expenses was primarily a result of an increase in advertising and promotional expenses for the Halston and Geoffrey Beene brands, an increase in sales commissions associated with the increase in net sales and the addition of sales, marketing and administrative personnel since the FMG Acquisition. The Company expects its advertising and promotional expenses to continue to grow as a result of the acquisition of the Halston and Geoffrey Beene brands and the exclusive United States distribution arrangements for other fragrance brands.






              Depreci
                     ation and amortization increased $709,000, or 205%, to $1,055,000 for the three months ended October 31, 1996 from $346,000 for
                      the
                         three
                               months ended October 31, 1995.  The increase
          was
             primarily
                      attributable to increased amortization of intangibles arising from the acquisition of the Halston trademarks in March 1996
              and
                 the
                     acquisition of the exclusive license agreements in the FMG Acquisition in May 1996.

               Interest expense, net of interest income, increased 55% to
          $1.9
              million for the three months ended October 31, 1996 from $1.2 million for
                     the
                        three
                              months ended October 31, 1995. This increase was primarily due to the increase in average debt outstanding resulting from the Halston Acquisition and the FMG Acquisition, as well as increased borrowings under the revolving portion of the Company's bank credit facility to accommodate increased working capital requirements, including the increased wholesale inventory levels needed to support higher net sales.

               Other income reflects the receipt by the Company of $440,000 from the
                  sale in September of common stock of a Company engaged in an unrelated business which the Company had held since 1984 (the "Stock Transaction"). In connection with this sale, the Company had received a non-refundable deposit of $60,000 during the prior fiscal quarter and also received at the closing a non-interest bearing promissory
                           note
                                in the principal amount of $100,000 payable over two years.






             Net
                 income
                        increase
                                d 145% to $6.0 million for the three months ended October 31, 1996, from $2.4 million for the three months ended October 31, 1995, primarily as a result of the increase in net sales
                   and
                      gross
                            profit which were partially offset by increased interest and amortization expenses resulting from the Halston Acquisition
                     and
                         the
                            FMG
                                Acquisition and increased selling expenses.

               Net income per share for the Company increased to $0.40 for the
             three
                   months
                         ended
                               October 31, 1996, compared to net income per
          share
               for
                   French
                          (on
                             a
                               p
                                ro forma basis using the 7.12 shares of the
          Company
                 to
                    1
                      share
                           of
                              Fr
                                ench conversion rate in the Merger) of $.35 per
             share
                   for
                       the
                          three

                                months ended October 31, 1995, primarily as
          a
           result
                  of
                     the increase in net income, which was partially offset
          by
            (i)
                the
                   increased
                             number of outstanding shares to give effect to the Merger in November 1995 and the Company's public offering of 3,364,000 common
                         shares
                                in July 1996, and (ii) the assumed exercise or conversion of stock options and convertible securities whose exercise or conversion price was below the market price for the Company's common shares at the end of the fiscal quarter under the treasury stock method.

          Nine Months Ended October 31, 1996 Compared to the Nine Months Ended October 31, 1995

               Net sales increased $35.5 million, or 52%, to $103.9 million for the nine months ended October 31, 1996 from $68.4 million for the nine
                  months ended October 31, 1995. The increase in net sales was primarily attributable to the Halston Acquisition, the FMG Acquisition, the Company's engagement to serve as the exclusive United States distributor of the Benetton fragrance brands, increased sales of the Geoffrey Beene fragrance brands, as well as an increased selection of additional fragrance products, including specially designed products, for the mass market. International sales increased to approximately $4.3 million for the nine months ended
               October

                       31,
                           1996, compared to approximately $842,000 for the nine months ended October 31, 1995 as a result of both increased sales of
                  Geoffrey Beene products and the sales of Halston products since the Halston Acquisition. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers. Management believes that the increased sales resulted from the Company's ability to provide its customers with a continuous, direct supply of product,
                     a larger selection of products and the development and growth of certain product categories.

               Gross profit increased $18.5 million, or 111%, to $35.1 million for the nine months ended October 31, 1996 from $16.6 million for the nine months ended October 31, 1995. The increase in gross profit and gross margin (from 24.4% to 33.8%) was primarily attributable to the increase in product sales from the Halston,
                  Geoffrey Beene and Benetton brands, as well as the brands formerly distributed by Fragrance Marketing Group, all of which were at higher gross profit margins, and an increase in the sale of certain product categories with higher gross margins such as holiday fragrance sets.






              Warehou
                     se and shipping expenses increased $1,229,000, or 63%, to $3,182,000 for the nine months ended October 31, 1996 from $1,953,000 for the nine months ended October 31, 1995. The increase resulted from both the increase in net sales and higher customer service expenses.

               Selling, general and administrative expenses increased $7.8 million, or 114%, to $14.7 million for the nine months ended October 31, 1996 from $6.9 million for the nine months ended October 31, 1995. The increase in selling, general and administrative expenses was primarily a result of an increase in advertising and promotional expenses for the Halston and Geoffrey Beene brands, an increase in sales commissions associated with the increase in net sales and the addition of sales, marketing and administrative personnel since the FMG Acquisition.

               Depreciation and amortization increased $1,645,000, or 175%, to $2,583,000 for the nine months ended October 31, 1996 from $938,000 for the nine months ended October 31, 1995. The increase was primarily
                      attributable to increased amortization of intangibles arising from the acquisition of the Halston trademarks in March 1996, the
                   acquisition of the Geoffrey Beene license and trademarks in March 1995 (the "Geoffrey Beene Acquisition") and the acquisition of the exclusive license agreements in the FMG Acquisition in May 1996.

               Interest expense, net of interest income, increased 62% to $4.9 million for the nine months ended October 31, 1996 from $3.0 million for
                     the nine months ended October 31, 1995. This increase was primarily due to the increase in average debt outstanding resulting from the Geoffrey Beene Acquisition, the Halston Acquisition and the FMG Acquisition. The increase in interest expense also reflects increased borrowings under the revolving portion of its bank credit facility to accommodate increased working capital requirements, including the increased wholesale inventory levels needed to support higher net sales.

              Other
                    income primarily reflects the receipt by the Company of $500,000 from the Stock Transaction, as well as approximately $100,000 from the sale of shoe products and equipment held by the Company from before the Merger.

                Equity in earnings of affiliates increased $88,000, or 36%, to $330,000 for the nine months ended October 31, 1996 from $242,000 for
                      the
                         nine
                              months ended October 31, 1995, as a result of increases in net sales by Fine Fragrances, Inc. of fragrance products manufactured by COFCI, S.A.






              Net
                  income increased 180% to $7.0 million for the nine months ended
               October
                       31,
                          1996,
                                from $2.5 million for the nine months ended
          October 31, 1995, primarily as a result of the increase in net sales and gross profit which were partially offset by increased interest and amortization expenses resulting from the Halston Acquisition, the
                         Geoffrey Beene Acquisition and the FMG Acquisition and increased selling expenses.

               Net income per share for the Company increased to $0.54 for the
             nine
                  months
                        ended
                              October 31, 1996, compared to $0.35 per share for French (on a pro forma basis using the 7.12 shares of the Company to
                    1
                      share
                           of
                              Fr
                                ench conversion rate in the Merger) for the nine months ended October 31, 1995, primarily as a result of the increase in net income, which was partially offset by (i) the increased number
                         of
                            outstanding shares to give effect to the Merger in November 1995 and the Company's public offering of 3,364,000 common shares in July 1996, and (ii) the assumed exercise or conversion of stock options and convertible securities whose exercise or conversion price was below the market price for the Company's common shares at the end of the fiscal quarter under the treasury stock method.

          FINANCIAL CONDITION

               During the nine months ended October 31, 1996, the Company completed the Halston Acquisition and the FMG Acquisition. See Note
              3
                to
                   the
                      Notes
                            to
                               Condensed Consolidated Financial Statements.
          As a result of these acquisitions, the Company has increased its investments in exclusive brand licenses and trademarks. These acquisitions, along with the Company's increased selection of additional fragrance brands, have had a significant effect on the increase in net sales and net income of the Company, especially during the quarter ended October 31, 1996, which is historically the quarter with the highest net sales as a result of increased demand by retailers in anticipation of the holiday season. The increase in accounts receivable at October 31, 1996 is directly related to the increase in net sales. The increase in inventory and trade payables at October 31, 1996 resulted primarily from opportunity buying of certain distributed products on favorable pricing and credit terms. The Company funded its working capital requirements during the nine months ended October 31, 1996 primarily with short term debt from the revolving portion of its bank credit facility and with vendor credit, and the increase in short term debt at October 31, 1996 primarily reflects the increased working capital requirements during the quarter ended October 31, 1996. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

               During the nine months ended October 31, 1996, the Company also completed (i) the public offering of 3,364,000 shares of Common Stock at a price of $6.00 per share, and (ii) the exchange offer, pursuant to which it issued $5.46 million principal amount of 7.5% Subordinated Convertible Debentures Due 2006 in exchange for
             20,000
                   outstanding
                               shares of Series A Preferred Stock, $.01 par value, and $3.46 million outstanding principal amount of 12.5% Secured
                 Subordinated
                             Debentures Due 2002. See Notes 4 and 5 to the Notes to Condensed Consolidated Financial Statements.

          PART II.  OTHER INFORMATION

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

                         3.2 Amendment dated September 19, 1996 to the Amended and Restated Articles of
                                Incorporation of the Company.

                         3.3    By-Laws of the Company (incorporated
                                herein by reference to Exhibit 3.2 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

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

          PART II.  OTHER INFORMATION

          Item 6.      Exhibits and Reports on Form 8-K (Continued)
               (a)     Exhibit                Description
                       -------  ----------------------------------------
                                part of the Company's Amendment No. 1
                                to Registration Statement on Form S-1
                                dated June 7, 1996 (Registration Statement
                                No. 333-4588)).

                         4.4 Second Amendment to Credit Agreement and Other Transaction Documents dated as of August 28, 1996, among the Company, Fleet National Bank and Bank of America Illinois (incorporated by reference to Exhibit 4.4 filed as part of the Company's Form 10-Q for the quarter ended July 31, 1996 (Commission File No. 1-6370)).

                        10.1 Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation ("Bedford"), Fred Berens, Rafael Kravec and Eugene Ramos























                               (
                                incorporated herein by reference to Exhibit
                                10.1 filed as a part of the Company's Form
                                10-K for the fiscal year ended September
                                30, 1995 (Commission File No. 1-6370)).

                        10.2 Amendment dated as of March 20, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-K for the year ended January 31, 1996 (Commission File No. 1-6370)).

                        10.3 Second Amendment dated as of July 22, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and the Estate of Eugene Ramos (incorporated by reference to Exhibit 10.3 filed as part of of the Company's Form 10-Q for the quarter ended July 31, 1996 (Commission File No. 1-6370)).

                        10.4 Employment Agreement dated as of July 2, 1992, between French and Rafael Kravec, as amended on July 2, 1995 (incorporated herein by reference to the exhibit filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

          PART II.  OTHER INFORMATION

          Item 6.      Exhibits and Reports on Form 8-K (Continued)
               (a)     Exhibit                Description
                       -------  ----------------------------------------
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

          PART II.  OTHER INFORMATION

          Item 6.      Exhibits and Reports on Form 8-K (Continued)
               (a)     Exhibit                Description
                       -------  ----------------------------------------
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

                        10.16 Amended and Restated Exclusive Trademark License Agreement, dated February 29, 1980, between Geoffrey Beene, Inc. (formerly Geoffrey Beene Interim Corp.), a New York corporation, and Epocha Distributors, Inc. now known as Sanofi, Beaute, Inc.) as amended July 29, 1992 and February 13, 1995 (incorporated herein by reference to

          PART II.  OTHER INFORMATION

          Item 6.      Exhibits and Reports on Form 8-K (Continued)
               (a)     Exhibit                Description
                       -------  ----------------------------------------
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

                        10.18   Asset Purchase Agreement dated as of
                                February 1, 1996, by and between the
                                Company and Halston-Borghese, Inc. and
                                its affiliates (incorporated herein by
                                reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 20, 1996 (Commission File No. 1-6370)).

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

                        10.21 Amendment to Asset Purchase Agreement dated as of July 1, 1996, by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and Jose Miguel Norona.

          PART II.  OTHER INFORMATION

          Item 6.      Exhibits and Reports on Form 8-K   (Continued)
               (a)     Exhibit                Description
                       -------  ----------------------------------------
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

                        99.3    Second Shareholders Agreement, dated
                                July 2, 1992, among Bedford and certain
                                members of the Bedford Funds, as amended
                                (incorporated herein by reference to
                                Exhibit 99.3 filed as a part of the
                                Company's Form 8-K dated November 30,
                                1995 (Commission File No. 1-6370)).

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

                       None.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FRENCH FRAGRANCES, INC.



          Date: December 13, 1996             /s/ Rafael Kravec
                ------------------            -----------------------------
                                              Rafael Kravec
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)



          Date: December 13, 1996             /s/ William J. Mueller
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