Form 10-K
period 1997-01-31
FRENCH FRAGRANCES INC
filed 1997-04-29
CIK 95052

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended January 31, 1997

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                      Commission File Number 1-6370

                         FRENCH FRAGRANCES, INC.
         (Exact name of registrant as specified in its charter)

          Florida                                        59-0914138
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                          14100 N.W. 60th Avenue
                        Miami Lakes, Florida 33014
               (Address of principal executive offices)

                             (305) 620-9090
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [ X ]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [  ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of April 18, 1997 was approximately $71,300,000 based on the $7.9375 average of the bid and asked prices for the Common Stock on the Nasdaq National Market on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant's directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

    As of April 18, 1997, the registrant had 13,249,152 shares of Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held on June 20, 1997.

                       French Fragrances, Inc.

                              FORM 10-K

                          TABLE OF CONTENTS

Part I                                                          Page

Item 1. Business . . . . . . . . . . . . . . . . . . .            3

Item 2. Properties . . . . . . . . . . . . . . . . . .           12

Item 3. Legal Proceedings. . . . . . . . . . . . . . .           12

Item 4. Submission of Matters to a Vote of Security-Holders      12

Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters. . . . . . . . . . . . . .           13

Item 6. Selected Financial Data. . . . . . . . . . . .           14

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . .           15

Item 8. Financial Statements and Supplementary Data. .           25

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . .           47

Part III

Item 10. Directors and Executive Officers of the Registrant      47

Item 11. Executive Compensation. . . . . . . . . . . .           47

Item 12. Security Ownership of Certain Beneficial Owners
         and Management .  . . . . . . . . . . . . . .           47

Item 13. Certain Relationships and Related Transactions          47


Part IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K. . . . . . . . . . . . .           47

Signatures. . . . . . . . . . . . . . . . . . . . . .           51

PART I

ITEM 1.   BUSINESS

General

     French Fragrances, Inc. (the "Company"), is a manufacturer, distributor and marketer of prestige fragrances and related cosmetic products predominantly in the United States and principally to mass-market retailers. The Company has established itself as a distribution source for more than 150 fragrance brands through brand ownership and exclusive distribution arrangements, as well as through nonexclusive direct purchase relationships and relationships with other sources. The brands distributed by the Company include over 50 for which it has exclusive marketing and distribution rights, including the Geoffrey Beene brands of Grey Flannel, Eau de Grey Flannel and Bowling Green, the Halston brands of Halston, Catalyst, Z-14 and I-12, and the brands Colors of Benetton, Ombre Rose, Lapidus, Salvador Dali and Faconnable (collectively, the "Controlled Brands") and over 100 other brands that are distributed by the Company on a non-exclusive basis (the "Distributed Brands"). The Company distributes its products to more than 27,500 separate retail locations in the United States, including department stores such as J.C. Penney, Sears, Macy's, Dayton Hudson and Nordstrom's, mass merchants such as Wal-Mart, Target, T.J. Maxx and K-Mart, drug stores such as CVS, Eckerd Drugs, Walgreens and Drug Emporium and independent fragrance, cosmetic and other stores such as Cosmetics Plus, Cosmetic Center, Ulta 3, Sharper Image and Syms. In fiscal 1997, sales to mass merchants, drug stores, independent fragrance, cosmetic and other stores (collectively, "mass-market retailers") constituted approximately 79% of net sales, sales to department stores constituted approximately 17% of net sales and the balance of the Company's sales was comprised of international sales.

     Over the past three years, the Company has emerged as a leading fragrance manufacturer, distributor and marketer by (i) providing mass-market retailers a wide selection and reliable source of prestige products, (ii) increasing and diversifying the Company's market penetration by growing its distribution base to more than 27,500 separate retail locations, (iii) consummating several acquisitions of Controlled Brands in fiscal years ended 1996 and 1997, and (iv) enhancing the overall performance of its Controlled Brands through the Company's marketing and distribution expertise. As a result, the Company's net sales have grown to approximately $140.5 million for fiscal 1997 from approximately $33.9 million for fiscal 1993. Over the same period, the Company's EBITDA (as defined in Item 6 "Selected Financial Data") increased to $21.9 million from approximately $2.0 million. In addition, the Company has increased its percentage of revenue from Controlled Brands, which typically carry a higher margin than Distributed Brands, to 36% for fiscal 1997 as compared to 12% for fiscal 1993.

     The Company was known as Suave Shoe Corporation until the November 30, 1995 merger of a privately-held Florida corporation named French Fragrances, Inc. ("FFI") with and into the Company (the "Merger"). See
Note 2 to Notes to Consolidated Financial Statements. The Company was incorporated in Florida in 1960 and, until January 1995, manufactured and imported casual, athletic and leisure footwear. The footwear operations were discontinued in January 1995 by prior management of the Company following declining sales of shoe products, primarily as a result of increased competition from foreign shoe manufacturers.

      FFI was organized in 1992 and had been a distributor of prestige fragrances and related cosmetic products since its inception. FFI experienced rapid growth as a distributor of prestige fragrances to the United States mass market and was searching for a large facility to accommodate its growing operations. Through the Merger with the Company, management of FFI was able to acquire the Company's Miami Lakes facility (the "Miami Lakes Facility") and have FFI become a publicly-held company. Following the Merger, the Company, as the surviving corporation in the Merger, changed its name to "French Fragrances, Inc." In addition, following the Merger, FFI's management became the management of the Company and the Company's business operations have consisted entirely of the business previously conducted by FFI, which is the manufacture, distribution and marketing of prestige fragrances and related cosmetic products.

Business Strategy

     The Company's objective is to maintain and enhance its position as a leading manufacturer, distributor and marketer of prestige fragrances and related cosmetic products, principally to mass-market retailers. The Company's strategy to achieve this objective includes the following:

     Acquire Control of Additional Prestige Brands. The Company continues to focus on acquiring ownership of, or exclusive distribution rights to, classic prestige fragrance brands that enjoy established consumer loyalty. These exclusive control positions allow the Company to actively manage the brand so as to enhance the brand's prestige value in the market and at the same time implement strategies intended to increase the brand's overall long-term profit contribution. In fiscal 1996, the Company acquired from Sanofi Beaute, Inc. ("Sanofi"), a long-term license to manufacture and distribute worldwide the Geoffrey Beene fragrance brands, including Grey Flannel, Bowling Green and Chance, and obtained the exclusive United States distribution rights for the Galenic Elancyl skin care products and the Benetton fragrance and cosmetic brands, including Colors of Benetton and Tribu. In fiscal 1997, the Company completed the purchase of the Halston fragrance brands, including Halston, Catalyst, Z-14 and I-12 and acquired the principal assets of Fragrance Marketing Group, Inc. ("FMG"), including exclusive United States distribution rights to Ombre Rose, Faconable, Balenciaga, Lapidus and several other brands. Management believes that the Company's strong market position and reputation in the prestige fragrance industry have assisted the Company in acquiring ownership of prestige fragrance brands, particularly when, as with the Geoffrey Beene and Halston brands, the Company has already served as a direct distributor of the brand. Although the Company is currently exploring additional acquisition opportunities for prestige fragrance brands, the Company has no current agreements or commitments for any additional acquisitions, and there is accordingly no assurance that the Company will be able to complete any future acquisitions.

     Further Expand Direct Distribution. The Company intends to continue to expand its distribution business and increase its sales to mass-market retailers by: (i) increasing the number of prestige brands it distributes;

(ii) increasing the number of manufacturers for which it serves as a direct distributor; (iii) expanding its customer base to include additional mass-market retailers not presently served by the Company; and (iv) developing and implementing innovative marketing and merchandizing programs targeted to address the requirements of its customers, especially within the mass market. Management believes that the Company's ability to further expand its distribution business is enhanced by the competitive position it has already achieved. In particular, the Company's broad selection of prestige fragrances, its market presence as an established distributor to a large number of mass-market stores and its value-added service capabilities, combined with management's long-standing relationships with a number of leading manufacturers and retailers, are considered by management to be important to the Company's continued success and growth. The Company also believes that, as a direct distributor of many classic prestige fragrances, it has the ability to offer mass-market retailers a more predictable and reliable source of supply of products than can be offered by other secondary sources for such fragrances with which the Company competes. The Company does not intend to open retail stores or otherwise engage in retail sales.

     Improve Brand Performance Through Focused Marketing. The Company seeks to utilize its marketing expertise and its extensive distribution network to successfully position, or reposition, its brands in the market place to enhance their value. Such strategies typically include managing sales volumes, channels of distribution, pricing, advertising and promotions, packaging and gift set design, international marketing and other factors in a manner intended to best position the brand in each of its different distribution channels. For example, upon its acquisition of the Halston brands, the Company largely eliminated low-margin sales to international distributors (particularly to distributors who resold the product into the United States market) and repositioned the brand's image with the first national advertising campaign for Halston in a number of years. The Company also implemented a policy of product differentiation among distribution channels to enhance the brand's prestige image.

     Strengthen and Expand Relationships with Retailers Through Providing Value Added Services. The Company continues to increase the number of retail locations to which it distributes its products and currently serves more than 27,500 separate retail locations. The Company attributes its growing distribution network to its ability to provide retailers with a consistent supply of product as well as its ability to provide retailers, especially mass-market retailers, with a level of service typically not provided by its competitors. For example, in many cases, the Company's sales and marketing professionals work closely with major retailers to act as category managers by, among other things, (i) developing merchandising programs that are designed to improve sales and profitability and that are specific to the customers' business and marketing strategies, (ii) creating regularly planned promotional campaigns and in-store displays designed to increase sales, and (iii) designing model stock assortments and planograms for the effective layout of customers' fragrance and cosmetics departments. The Company believes that the provision of such services both creates a partnership between the Company and the retailer and increases the absolute amount of the Company's products sold through such retailers.

     Develop Low-Risk Brand Line Extensions. The Company's strategy is to opportunistically capitalize on existing brand awareness by introducing product line extensions, rather than launching new fragrance brands. Since the costs of developing a product line extension generally are not material to the Company, the Company's brand extension strategy can provide a significant increase in profitability to the Company with limited capital risk. For example, in response to requests from retailers, the Company recently introduced into a limited market Eau de Grey Flannel, as an extension to the Geoffrey Beene brand Grey Flannel. The fragrance is positioned as a lighter, more every day fragrance targeted to a younger market. In addition, the Company is exploring the introduction of a new Halston women's fragrance based on demand anticipated by a major national advertising campaign by an unaffiliated company which holds the Halston apparel license. The Company is also exploring the creation and launch of a women's fragrance for the Geoffrey Beene line. There can be no assurance as to the timing, occurrence or ultimate success of any new product launches.

     Exploit Operating Leverage to Further Enhance Profitability. The Company is near completion of a comprehensive upgrade of the Miami Lakes Facility intended to increase significantly its distribution capacity and enhance operational efficiency. As a result of this upgrade, the Company believes it will be able to increase the volumes distributed without a commensurate increase in operating costs. Since its sales are characterized by a relatively large number of orders (approximately 82,000 in fiscal 1997) with a relatively low average order size (approximately $1,800 in fiscal 1997), the Company believes that by increasing the average order size through the introduction of additional brands or increasing the volume of existing brands sold to existing customers, it can further enhance its operating margins.

Industry Overview

     According to the United States Department of Commerce, fragrance and related product sales in the United States were approximately $5 billion in 1995. The United States market for fragrances and related products continues to grow moderately. The growth is generally attributed to new product introductions appealing to a broader segment of the market, population growth, increasing numbers of mature consumers and product innovation such as special sizes and new product formulations.

     Fragrance products in the United States are generally distributed through two channels of distribution: (i) the prestige market, which includes department stores; and (ii) the mass market, which includes mass-market retailers, food and drug stores, independent fragrance, cosmetic and other stores and direct selling firms including house-to-house and home television shopping companies. Management of the Company believes that the market has experienced a significant shift in the purchasing habits of consumers away from higher priced department stores to mass-market retailers. Management also believes that this trend is indicative of an increasing desire among U.S. consumers to acquire prestige fragrance products at the best value. Nevertheless, management believes that successful launching and continued marketing support of a brand in the prestige distribution channel is essential to establish and maintain the brand's prestige status and marketability in the mass market.

     Management believes there are a number of significant trends currently impacting the mass-market segment that it expects should contribute to its continued growth, including: (i) increasing acceptance of self-service shopping; (ii) increasing desire by retailers to purchase more efficiently and to buy more products from fewer vendors; (iii) sustained, and in some instances, increasing demand for classic prestige fragrances; and (iv) more upscale images communicated by mass merchandisers in their advertising.

     Manufacturers of prestige fragrances have historically restricted their direct sales in the United States primarily to prestige department stores and specialty stores. As a result, mass-market retailers have traditionally obtained prestige products from secondary sources. Historically, the secondary sources available to the mass market have been limited to (i) direct distributors such as the Company, which principally receives products directly from perfume manufacturers, and (ii) distributors of prestige products manufactured by, or distributed to, foreign sources for foreign distribution which are diverted to the United States market ("Diverted Sources"). Under existing court decisions, there are variations in the extent to which trademark and copyright laws or customs regulations may restrict the importation of trademarked or copyrighted fragrance products through Diverted Sources without the consent of the trademark or copyright owner. From time to time, the Company may take advantage of favorable buying opportunities and purchase limited amounts of fragrance products from sources which may purchase from Diverted Sources. There can be no assurance that these sources of product will be available in the future or that the Company may not become the subject of legal action arising from its buying activities with respect to these products. To date, the Company has not been the subject of any such legal action.

Products

     The Company sells prestige fragrances and related cosmetics products, including perfume, cologne, eau de toilette, body spray, men's cologne and after-shave, and gift sets. Each fragrance is distributed in a variety of sizes and packaging arrangements. In addition, each fragrance line may be complemented by body products, such as soaps, deodorants, body lotions, cremes and dusting powders. The Company's products generally retail at prices ranging from $20 to $100 per item.

     The Company currently stocks approximately 60 Halston and Geoffrey Beene brand name items which it manufactures and approximately 240 brand name items of other Controlled Brands which it purchases from fragrance manufacturers. The Company currently stocks, in addition to its Controlled Brand products, more than 600 different brand name items purchased from various fragrance manufacturers and other sources. The Company seeks to continue to expand its base of direct purchase relationships with fragrance manufacturers.

     The Company uses third party contract manufacturers in the United States and Europe to obtain substantially all of the raw materials, components and packaging products and for the manufacture of finished products relating to the Halston and Geoffrey Beene fragrance products. The Company currently obtains its materials for these products from a limited number of manufacturers and other suppliers. Management of the Company believes that its relationships with these manufacturers are good, and that there are sufficient alternatives should one or more of these manufacturers become unavailable. Distributed Brand products are supplied to the Company in finished goods form and are generally acquired directly from major international fragrance manufacturers, as well as from other sources.

     Except as to Controlled Brand products, the Company, as is customary in the industry, does not have long-term or exclusive contracts with manufacturers or suppliers. Purchases from manufacturers or suppliers that do not have exclusive distribution contracts with the Company are generally made pursuant to purchase orders. The Company's ten largest suppliers of Distributed Brands accounted for approximately 75% of the Company's cost of sales for the fiscal year ended January 31, 1997. The loss of, or a significant adverse change in, the relationship between the Company and any of its major suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

Licensing and Exclusive Distribution Agreements; Fine Fragrances Option

     Except for its Halston and Geoffrey Beene products, substantially all of the Company's products are covered by trademarks owned by others. Management does not believe that its business, other than with respect to the Halston and Geoffrey Beene fragrance products, is dependent upon any particular trademark, license or similar property. Management believes that the Halston trademarks and the Geoffrey Beene license and trademarks are important to its business.

     Halston. In March 1996, the Company, directly and through its subsidiary Halston Parfums, Inc. ("Halston Parfums") acquired from Halston Borghese, Inc. ("Halston Borghese") and its affiliates certain assets, including the trademark registrations in the United States and trademark registrations and applications in numerous other countries for the Halston fragrance brands, including Halston, Catalyst, Z-14 and I-12 (the "Halston Acquisition"). See Note 2 to the Notes to Consolidated Financial Statements. The Company (and FFI since 1993) had been a direct distributor of the Halston brands in the United States, which has been the primary market for the Halston fragrance products. The Company also has patent registrations in the United States for bottle designs associated with certain of the Halston fragrance products.

     Geoffrey Beene. In March 1995, FFI, directly and through its subsidiary, G.B. Parfums, Inc. ("G.B. Parfums"), acquired certain assets from Sanofi, including an exclusive worldwide license with Geoffrey Beene, Inc. to manufacture and sell Geoffrey Beene fragrance and related products, including the Grey Flannel, Bowling Green and Chance brands (the "Geoffrey Beene Acquisition"). See Note 2 to the Notes to Consolidated Financial Statements. FFI had been a direct distributor since 1989 of the Geoffrey Beene brands in the United States, which has been the primary market for the Geoffrey Beene brand products. The Company and G.B. Parfums have trademark registrations and applications in the United States and in numerous other countries for these brands. The license agreement has an initial term of 30 years from February 1995, subject to automatic extensions for successive ten-year periods unless earlier terminated by G.B. Parfums in accordance with the agreement. In addition to certain consulting and other payments required to be made by G.B. Parfums, G.B. Parfums is obligated to pay royalties based on 3% of net sales of Geoffrey Beene fragrance products, which royalty payments decrease if Mr. Geoffrey Beene ceases to design apparel in the field of high fashion using his own name.

     Cofci. Since 1990, Fine Fragrances, Inc. ("Fine Fragrances"), in which the Company has a 49.99% equity interest, has had agreements with COFCI, S.A. ("Cofci") for the exclusive distribution in the United States and Canada of fragrances and related cosmetic products, including the

Salvador Dali, Laguna, Salvador, Dalissime, Dalimix, Cafe, Taxi and Watt brands. The agreements expire in April 2007, subject to earlier termination by Cofci if Fine Fragrances were to cease to purchase certain minimum levels of product.

     In April 1997, the Company executed an option agreement with a third party (the "Fine Option"), pursuant to which it has the right until September 30, 1997 to acquire the 50.01% equity interest in Fine Fragrances that it does not already own for a purchase price of $2 million, plus an additional payment of $1 million to be paid over time based on 5% of the net sales of Cofci products, with any unpaid balance due after the third anniversary date of the closing. If the Company exercises the Fine Option, Fine Fragrances will become a wholly-owned subsidiary of the Company, and its operations will be consolidated with those of the Company.

     Galenic Elancyl. In October 1995, FFI entered into a five year agreement (which is automatically renewable for successive three year terms unless either party gives written notice prior to the applicable term) with Pierre Fabre Dermo Cosmetique, a large French skin care manufacturer, pursuant to which the Company serves as the exclusive distributor in the United States of the Galenic Elancyl skin care products.

     Benetton. In December 1995, the Company entered into agreement with S.A.B., USA Corp., with an initial term through December 1, 2000 (which is automatically renewable for successive three year terms unless either party gives written notice prior to the applicable term) pursuant to which the Company serves as the exclusive distributor in the United States of the Benetton fragrance lines, including the Colors of Benetton and Tribu brands.

     Faconnable. In May 1996, in connection with the acquisition of the principal assets of FMG (the "FMG Acquisition"), the Company acquired a distribution agreement with Fairtrade Sarl having an initial term through June 1999, pursuant to which the Company serves as the exclusive distributor in the United States of the Faconnable fragrance line, including the Faconnable and Face a Face brands. See Note 2 to the Notes to Consolidated Financial Statements. The distribution agreement automatically renews for two successive five-year terms unless the Company terminates the agreement at the end of the initial term.

     Lapidus. In May 1996, in connection with the FMG Acquisition, the Company acquired a distribution agreement with Les Parfums Ted Lapidus, S.A. having an initial term through June 1999, pursuant to which the Company serves as the exclusive distributor in the United States of the Lapidus, Fantasme and Creation fragrance lines. The distribution agreement automatically renews for two successive five-year terms unless the Company terminates the agreement at the end of the initial term.

     Ombre Rose. In May 1996, in connection with the FMG Acquisition, the Company acquired a distribution agreement with Inter Parfums, S.A. with a minimum term through December 31, 2003, pursuant to which the Company serves as the exclusive distributor in the United States of the Ombre Rose, Ombre D'or and Ombre Bleue fragrance lines.

     Others. In May 1996, in connection with the FMG Acquisition, the Company acquired a number of distribution agreements pursuant to which the Company serves as the exclusive distributor in the United States of additional prestige fragrance brands, including Balenciaga Pour Homme, Chevignon, Talisman, Witness, Niki de Saint Phalle, Bogart, Rumba, Le Dix, Prelude and One Man Show. These agreements generally extend through 1998 or 1999 and are generally automatically renewable for successive five-year terms unless either party gives written notice prior to the end of the applicable term.

Marketing and Sales

     In the United States and Canada, the Company has established its own sales and marketing staff, and also utilizes independent sales representatives. As a result of the Halston Acquisition and the FMG Acquisition, the Company significantly increased its sales and marketing force. As of April 15, 1997, the Company's sales and marketing force consisted of approximately 25 sales and marketing employees and approximately 70 independent sales representatives. In general, each sales employee and representative is assigned sales responsibility for a customer or territory. The Company's sales and marketing employees and representatives routinely visit retailers to assist in the merchandising, layout and stocking of selling areas. As a result of the increased use of electronic data interchange ("EDI") by the Company's customers, which reduces the administrative time and costs associated with processing orders, the Company has refocused its sales and marketing force to increase the promotion of in-store sales.

     The Company's senior sales and marketing personnel support the efforts of its sales employees and representatives by working with the merchandise managers, lead buyers and marketing departments of its major retailers to develop advertising and promotional plans tailored to these customers' retail needs. The Company's sales and marketing personnel frequently work with customers to (i) assist in the development of merchandising and promotional programs and budgets for specific products or selling seasons,
(ii) design model schematic planograms for the budgeting of the customer's fragrance and cosmetics departments, (iii) identify trends in consumer preferences and (iv) conduct training programs for the retailers' sales personnel.

     The Company nationally advertises its Controlled Brand products directly in leading men's and women's print media, through radio advertising in key markets and through cooperative advertising in association with major retailers. The Company also promotes products through the use of gift-with-purchase programs, sales personnel incentive commissions and purchase-with-purchase programs.

     It has been an industry practice for businesses that market fragrances and cosmetics to prestige department stores to provide the department stores with rights to return merchandise. The Company limits return rights to certain promotional items offered in its Halston, Geoffrey Beene and Galenic Elancyl lines to prestige department stores. The Company generally does not offer any other return rights and seeks to limit sales of such promotional products to each retailer to volumes that can be sold through to the retailer's customer base. The Company establishes reserves and provides allowances for returns of such products at the time of sale. As a percentage of gross sales (net sales plus returns, reserves and allowances), returns were approximately 2.6%,1.4%,1.8% and 1.9%, respectively, for the fiscal year ended June 30, 1994, the seven months ended January 31, 1995 and the fiscal years ended January 31, 1996 and 1997. To date, the Company's returns have not exceeded its returns and allowances, although there can be no assurance that such reserves and allowances will be adequate in the future.

     Marketing and sales activities outside the United States and Canada relate primarily to Geoffrey Beene and Halston products and are conducted through arrangements with independent distributors. The Company's export sales department coordinates the Company's relationship with various international fragrance distributors and assists them in developing promotional campaigns and marketing budgets for individual foreign markets. Revenues related to export sales were not material during any of the last three fiscal years.

     A portion of the Company's accounts receivable are insured from risk of uncollectibility by Heller Intercredit Company, a division of Heller Financial, Inc. See Note 1 to Notes to Consolidated Financial Statements.

Distribution

     The Company distributes its products to more than 27,500 separate retail locations in the United States, including department stores such as J.C. Penney, Sears, Macy's, Dayton Hudson and Nordstrom's, mass merchants such as Wal-Mart, Target, T.J. Maxx and K-Mart, drug stores such as CVS, Eckerd Drugs, Walgreens and Drug Emporium and independent fragrance, cosmetic and other stores such as Cosmetics Plus, Cosmetic Center, Ulta 3, Sharper Image and Syms. In addition, with respect to the Halston and Geoffrey Beene fragrance products, the Company intends to continue to expand the distribution of these products worldwide.

     A majority of the Company's customers require rapid shipment of products. Because the Company generally attempts to fill orders within two days from the receipt of a purchase order, and because all orders are subject to cancellation without penalty by the customer until shipment, management does not consider backlog to be a significant indication of future sales activities. All orders are packaged by Company or temporary employees and most merchandise is shipped to customers by common carriers. In addition to expedient delivery, the Company addresses its individual customer needs by offering its customers U.P.C. coding, advance price ticketing, case packing, drop ship programs (direct to store), shrink-wrap, electronic service/anti-theft tagging and EDI capabilities. As an example of the importance of these services to retailers, approximately 70% of the Company's purchase orders in fiscal 1997 were received by EDI.

     As is customary in the fragrance industry, the Company does not have long-term or exclusive contracts with any of its customers. Sales to customers are generally made pursuant to purchase orders. The Company believes that its continuing relationships with its customers are based upon its ability to provide a wide selection and reliable source of prestige fragrance products as well as its ability to provide value-added services to its customers, especially mass-market retailers. The Company's ten largest customers accounted for approximately 41% of net sales for the fiscal year ended January 31, 1997. No single customer accounted for more than 10% of net sales for the same period. The loss of, or a significant adverse change in, the relationship between the Company and any of its key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Seasonality

     The Company generally has significantly higher sales in the second half of the calendar year as a result of increased demand by retailers in anticipation of, and during, the holiday season. For example, in fiscal 1997, 69% of the Company's net sales were made during the second half of the fiscal year.

Management Information Systems

     The Company's management information system provides on-line, real-time, fully integrated information for its sales, purchasing, warehouse and financial departments. The order entry portion of the system is designed around EDI to provide enhanced turnaround and reduced opportunity for errors in orders and invoicing for both the Company and its customers. The system forms the basis for a number of the value-added services that the Company provides to its customers, including inventory replenishment, customer billing, sales analysis, product availability and pricing information, and expedited order processing. This system has been enhanced, and the Company intends to continue to enhance the system on an ongoing basis, to provide improved service to the Company's customers through quicker response times in shipments, customer service and sales information, and to provide the Company's management the ability to identify opportunities for increased efficiencies and cost savings.

Competition

     The fragrance industry is highly competitive and at times subject to rapidly changing consumer preferences and industry trends. The Company competes with other distributors, Diverted Sources, manufacturers of mass-market fragrances and other manufacturers of prestige fragrances. Competition is generally a function of assortment and continuity of merchandise selection, price, timely delivery and level of in-store customer support. The Company believes that it competes primarily on the basis of (i) its established relationships with its fragrance manufacturer suppliers and, in particular, its ability to offer mass-market retailers a reliable, direct supply of prestige fragrances and related cosmetic products at competitive prices, and (ii) its emphasis on providing value-added customer services to its mass-market retailers. There are products which are better known than the products produced for or distributed by the Company. Many of the Company's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources, than the Company, as well as greater name recognition, and the ability to develop and market products similar to and competitive with those distributed by the Company.

Employees

     As a result of the Company's recent growth, management reviewed the Company's human resources needs and concluded that the most cost-effective method of meeting the Company's needs was to out source a portion of the human resources functions. Accordingly, the Company entered into an employee leasing agreement with The Vincam Group, Inc. ("Vincam"), and, effective January 1, 1997, the Company's existing employees became employees of Vincam and were leased to the Company. Under the terms of the agreement, Vincam is the employer of record and assumes all payroll obligations and certain employee benefits administration with respect to the personnel of the Company, while allowing the Company to retain management control of these persons. References herein to "employees" or "personnel" of the Company include individuals whose services are leased. As of April 15, 1997, the Company leased the services of approximately 170 full-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various capacities, including sales representatives and information systems personnel. The Company also contracts with a temporary personnel agency for temporary or seasonal labor.

Executive Officers of the Company

     The following table sets forth information, as of April 15, 1997, with respect to each person who is an executive officer of the Company, as indicated below:

   Name               Age  Position
   -----------------------------------------------------------------------
   Rafael Kravec       65  Chairman of the Board & Chief Executive Officer
   E. Scott Beattie    38  President and Chief Operating Officer
   Gretchen Cuzydlo    36  Vice President - Marketing
   Joseph M. Gilfarb   47  Vice President - Sales
   Saul Kravec         34  Vice President - Sales
   Oscar E. Marina     37  Vice President, General Counsel and Secretary
   William J. Mueller  50  Vice President - Operations,
                            Chief Financial Officer and Treasurer

     All officers are elected annually by the Board of Directors (the "Board") and serve at the discretion of the Board. The business experience, principal occupations and employment as well as the periods of service of each of the executive officers of the Company during the last five years are set forth below.

     Rafael Kravec has served as Chairman of the Board since April 1997 and has served as Chief Executive Officer and as a director of the Company since the Merger in November 1995. Mr. Kravec served as President and Chief Executive Officer and a director of FFI from its formation in July 1992 until the consummation of the Merger. Mr. Kravec has also served as President and Chief Executive Officer and a director of (i) G.B. Parfums since its formation in March 1995, (ii) Halston Parfums since its formation in March 1996, (iii) Fine Fragrances since March 1990, (iv) FRM Services, Inc. ("FRM"), a wholly-owned subsidiary of the Company, since December 1996, and (v) National Trading Manufacturing, Inc. ("National Trading"), a company controlled by Mr. Kravec since 1981. Rafael Kravec is the father of Saul Kravec.

     E. Scott Beattie has served as President and Chief Operating Officer of the Company since April 1997, and has been a director of the Company since the Merger. From November 1995 until April 1997, Mr. Beattie served as served as Vice Chairman of the Board and Assistant Secretary of the Company (positions he held with FFI from January 1995 until the consummation of the Merger). Since September 1989, Mr. Beattie has served as President of E.S.B. Consultants, Inc. ("ESB"), a financial and management consulting firm that is controlled by Mr. Beattie and has a consulting agreement with the Company. Mr. Beattie has also served as Executive Vice President of Bedford Capital Corporation ("Bedford"), a Toronto, Canada based firm that is engaged in the business of providing merchant banking services through two private pools of capital to middle-market companies, since March 1995 and as Vice President of Bedford from September 1989 to March 1995. Mr. Beattie is a director of Bedford, Bedford Capital Financial Corporation, which is the parent company of Bedford and trades on the Toronto Stock Exchange, Microbix Biosystems, Inc.,a biotechnology company, Cash Converters, Inc., a specialty retailer, and Janna Systems Inc., an applications software company.

     Gretchen Cuzydlo has served as Vice President - Marketing of the Company since the Merger. Ms. Cuzydlo served as Vice President - Marketing of FFI from May 1993 until the consummation of the Merger. Ms. Cuzydlo has also served as Vice President - Marketing of Fine Fragrances since May 1993. From August 1991 to May 1993, Ms. Cuzydlo was Vice President - Marketing of Cosmyl Corporation, a cosmetics company.

     Joseph M. Gilfarb has served as Vice President - Sales of the Company since the Merger. Mr. Gilfarb served as Vice President - Sales of FFI from December 1992 until the consummation of the Merger. Mr. Gilfarb started with FFI as a sales representative in April 1992 and was promoted to Sales Manager in May 1992 before serving as Vice President - Sales.

     Saul Kravec has served as Vice President - Sales of the Company since March 1996. Prior to that time he had served as Vice President, General Counsel and Secretary of the Company since the Merger. Mr. Kravec served as Vice President, General Counsel and Secretary of FFI from its formation in July 1992 until the consummation of the Merger. From October 1989 until July 1992, Mr. Kravec served as General Counsel and Sales Manager of National Trading, working primarily in the perfume division which was acquired by FFI in July 1992. Saul Kravec is the son of Rafael Kravec.

     Oscar E. Marina has served as Vice President, General Counsel and Secretary of the Company and Fine Fragrances since March 1996. Mr. Marina has also served as Secretary of G.B. Parfums and Halston Parfums since March 1996 and as a director and Assistant Secretary of FRM since December 1996. From October 1988 until March 1996, Mr. Marina was an attorney with the law firm of Steel Hector & Davis LLP in Miami, becoming a partner of the firm in January 1995.

     William J. Mueller has served as Vice President - Operations, Chief Financial Officer and Treasurer of the Company since the Merger. Mr. Mueller served as Vice President - Operations, Chief Financial Officer and Treasurer of FFI from April 1993 until the consummation of the Merger. Mr. Mueller has also served as Vice President - Finance and Chief Financial Officer of Fine Fragrances since April 1993 and Treasurer of G.B. Parfums and Halston Parfums since March 1996. From May 1991 to August 1992, Mr. Mueller was Vice President, Chief Financial Officer and Treasurer of Homeowners Group, a real estate marketing company. Mr. Mueller is a certified public accountant.

ITEM 2.   PROPERTIES

     The Company's Miami Lakes Facility is located at 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014 in a building owned by the Company on a tract of land comprising approximately 13 acres. The Miami Lakes Facility contains approximately 200,000 square feet of assembly, distribution, shipping and storage space and approximately 30,000 square feet of office space. The Company has issued a mortgage on the Miami Lakes Facility in the amount of $6 million. The Company is renovating the Miami Lakes Facility, and management of the Company expects to complete the renovation and to relocate its executive offices to the Miami Lakes Facility in May 1997. The Company also leases from National Trading a 59,000 square foot building in Miami, Florida (the "National Trading Facility"), which had housed the Company's distribution facilities prior to the Merger and which presently houses the executive offices of the Company. See Note 10 to the Notes to Consolidated Financial Statements. Pending completion of the renovation of the Miami Lakes Facility, the Company is continuing to occupy the National Trading Facility as its executive offices. Subsequent to relocation of the executive offices, the Company and National Trading will pursue a potential sale or lease of the National Trading Facility to a third party which would discharge the Company from the lease obligation. There is no assurance that any such sale or lease will be consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not involved in any pending legal proceedings that are believed by management to be material to the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1997.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market information.   The Company's Common Stock, $.01 par value
("Common Stock") has been traded on the Nasdaq National Market (the "National Market") under the symbol "FRAG" since December 21, 1995. From February 10, 1995 until December 20, 1995, the Common Stock was traded on a very limited basis on the Over-the-Counter Bulletin Board ("OTC") under the symbol "SVSH." Prior to February 10, 1995, the Stock was traded on the New York Stock Exchange ("NYSE"). On February 10, 1995, the NYSE suspended trading in the Common Stock based on the Company's announcement of its intention to discontinue its shoe manufacturing operations.

     The following table sets forth (i) for the Company's fiscal 1995 quarters until December 20, 1995, the high and low closing bid prices for the Common Stock on the OTC, and (ii) from December 21,1995 to the January 31, 1997 fiscal year end, the high and low sales prices for the Common Stock, as reported on the National Market. OTC quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       High           Low
        -----------------------------------------------------
        Quarter Ended 3/31/95         $2 1/4        $   5/8
        Quarter Ended 6/30/95         $2 9/16       $  13/16
        Quarter Ended 9/30/95         $2 5/8        $1 15/16

           10/1/95 - 12/20/95         $5 3/8        $1 15/16
        <F1>12/21/95 - 1/31/96         $6 5/8        $4 11/16

        Quarter Ended 4/30/96         $7 7/16       $5  1/8
        Quarter Ended 7/31/96         $8 1/8        $5  5/16
        Quarter Ended 10/31/96        $9 1/4        $6

        Quarter Ended 1/31/97         $9 5/8        $7  3/8

<F1>
    In connection with the Merger, the Company adopted a January 31 year end to correspond to the fiscal year end of FFI, the accounting acquiror in the Merger.

     Holders. As of April 18, 1997, there were approximately 545 record holders of the Common Stock.

     Dividends. The Company has not declared any cash dividends in its two most recent fiscal years and currently has no plans to declare dividends in the foreseeable future. Any future determination by the Company's Board of Directors to pay dividends will be made only after consideration of the Company's financial condition, results of operations, capital requirements and other relevant factors. The Company's credit facility with Fleet National Bank currently prohibits the payment of cash dividends by the Company.

ITEM 6.   SELECTED FINANCIAL DATA (In thousands, except per share data)

     The shoe manufacturing and importing operations of the Company were permanently discontinued in the first quarter of 1995, and the operations of the Company following the November 30, 1995 Merger, have consisted solely of the fragrance operations of FFI, which was the accounting acquiror in the Merger. Therefore, the following selected financial data represent the selected financial data of FFI until the Merger and the selected financial data of the Company following the Merger. The information has been derived from the audited and unaudited consolidated financial statements of the Company and FFI for the relevant periods. Effective January 31, 1995, FFI changed its fiscal year end to January 31 from June 30. For this reason, the seven months ended January 31, 1995 and 1994 are presented. The following data should be read in conjunction with the Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                              Fiscal          Seven Months     Twelve Months       Fiscal
                            Year Ended           Ended             Ended         Year Ended
                             June 30,          January 31,       January 31,     January 31,
                          1993      1994     1994      1995         1995        1996     1997
                        -----------------   -----------------  -------------  -----------------
Selected Income
  Statement Data:
Net sales               $33,854   $46,105   $27,415   $50,922      $69,612    $87,979  $140,482
Gross profit              5,346     8,152     4,723    10,100       13,504     21,639    46,078
Income from operations    1,742     2,898     1,763     5,160        6,222      8,419    18,222
                        -------   -------   -------   -------      -------    -------  --------
Net income              $   595   $ 1,011   $   641   $ 2,492      $ 2,862    $ 3,007  $  8,248
                        =======   =======   =======   =======      =======    =======  ========
Selected Per Share Data:
Earnings per
 common share <F1>        $0.08     $0.14     $0.09     $0.35        $0.40      $0.35     $0.61
                        =======   =======   =======   =======      =======    =======  ========
Weighted average
 common shares
 outstanding <F2>         7,120     7,120     7,120     7,120        7,120      8,518    13,640

Other Data:
EBITDA (2)               $1,990    $3,233    $1,964    $5,366       $6,562     $9,738   $21,885

                           As of June 30                 As of January 31,
                         -----------------         ---------------------------
                           1993     1994             1995      1996      1997
                         -----------------         ---------------------------
Selected Balance
 Sheet Data:
Inventories              $ 8,595   $15,232         $21,829   $25,851   $67,989
Working capital            3,972     4,747           6,874     8,022    17,734
Total assets              19,419    30,589          38,378    71,384   172,378
Short-term debt            8,840    11,280          16,000    16,713    39,631
Long-term debt             5,020     4,983           4,932    17,285    37,215
Redeemable preferred
 stock                     2,000     2,000           2,000     2,000        --
Shareholders' equity         875     1,887           4,379    17,539    44,680
--------------------

<F1>
     Earnings per share and the weighted average number of shares outstanding are determined based on the number of the Company's common shares (7,120,000) received by the shareholders of FFI in the Merger for each period prior to the year ended January 31, 1996. For the year ended January 31, 1996, earnings per share and the weighted average number of shares outstanding is based on the 7,120,000 shares received by the shareholders of FFI in the Merger through the date of the Merger and thereafter is based on the actual number of common shares and common share equivalents outstanding.

<F2>
     EBITDA is defined as operating income, plus depreciation and amortization. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of the company's operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of its ability to meet cash needs. The Company believes that EBITDA is a measure commonly reported and widely used by investors and other interested parties in the fragrance industry as a measure of a fragrance company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or nonoperating factors (such as historical cost). Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the fragrance industry and of the Company's debt servicing ability. However, EBITDA may not be comparable in all instances to other similar types of measures used in the fragrance industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The shoe manufacturing and importing operations of the Company were permanently discontinued in the first quarter of 1995, and the operations of the Company following the Merger which was consummated on November 30, 1995, consist solely of the fragrance operations of FFI, which was the accounting acquiror in the Merger. Therefore, the following discussion and analysis relates to the results of operation of FFI until the Merger and the financial condition and results of operation of the Company following the Merger.

     The Company's business is the manufacturing, distribution and marketing of prestige fragrances and related cosmetic products. The Company distributes and markets on an exclusive basis in the United States to both department stores and mass-market retailers the Controlled Brands, including, the Geoffrey Beene brands of Grey Flannel, Eau de Grey Flannel and Bowling Green, the Halston brands of Halston, Catalyst, Z-14 and 1-12, and the brands Colors of Benetton, Tribu, Ombre Rose, Ombre D'or, Ombre Bleue, Faconnable, Balenciaga, Talisman, Rumba, Le Dix, Lapidus, Creation, Fantasme, Bogart, Witness, One Man Show, Chevignon and Niki de Saint Phalle, as well as the Galenic Elancyl skin care products. In the case of the Halston and Geoffrey Beene fragrance brands, the Company also controls the manufacturing and exclusive worldwide distribution of such brands. In addition to the Controlled Brand operations, the Company also distributes, primarily to mass-market retailers, Distributed Brands it obtains from manufacturers and other sources.

     The Company also has a 49.99% ownership interest in Fine Fragrances which distributes on an exclusive basis in the United States and Canada fragrances manufactured by Cofci, including the Salvador Dali, Salvador, Laguna, Dalissime, Dalimix, Cafe, Taxi and Watt brands. The Company accounts for its investment in Fine Fragrances under the equity method of accounting, whereby its initial investment is recorded at cost, adjusted by its share of the Fine Fragrances' operating results and reduced by distributions received. If, as management expects, the Company exercises the Fine Option, Fine Fragrances will become a wholly-owned subsidiary of the Company, and the Company will account for the operations of Fine Fragrances on a consolidated basis. See "Item 1 Business - Licensing and Exclusive Distribution Agreements; Fine Fragrances Option - Cofci."

     The Controlled Brand operations have somewhat different financial characteristics than the Distributed Brand operations. As a percentage of net sales, the Controlled Brand operations tend to have higher gross margins, as well as higher marketing and selling, general and administrative expenses, than the Distributed Brand operations. The higher gross margins have been greater than the higher marketing and selling, general and administrative expenses associated with the Controlled Brand operations. The acquisition of the licenses and trademarks associated with the Controlled Brand operations also increases amortization expense. Overall, brand contribution margin (operating income after amortization of acquisition costs and amortization of exclusive brand licenses, as a percentage of net sales) of Controlled Brands is greater than that of Distributed Brands.

     Effective with the period ended January 31, 1995, FFI changed its fiscal year end to January 31 from June 30 to conform to its business year. The following discussion of FFI's (and the Company's following the Merger) results of operations is presented for the fiscal years ended June 30, 1993 and 1994, the seven months ended January 31, 1994 and 1995, the twelve months ended January 31, 1995 and the fiscal years ended January 31, 1996 and 1997.

Results of Operations

General

     The following table sets forth, for the periods indicated, certain information relating to FFI's (and the Company's following the Merger) operations expressed as percentages of net sales for the period
(percentages may not add due to rounding):

                             Fiscal            Seven           Twelve        Fiscal
                              Ended            Ended           Ended       Year Ended
                             June 30,        January 31,     January 31,   January 31,
                          1993     1994     1994     1995       1995      1996     1997
                         ---------------   ----------------  -----------  -------------
Income Statement Data:
Net sales                100.0%   100.0%   100.0%    100.0%    100.0%    100.0%   100.0%
Cost of sales             84.2     82.3     82.8      80.2      80.6      75.4     67.2
                         -----    -----    -----     -----     -----      -----   -----
Gross profit              15.8     17.7     17.2      19.8      19.4      24.6     32.8
Warehouse and
 shipping expenses         2.4      3.0      2.6       2.8       2.9       3.1      3.2
Selling, general and
 administrative expenses   7.5      7.7      7.4       6.5       7.0      10.5     14.0
Depreciation and
 amortization              0.7      0.7      0.7       0.4       0.5       1.5      2.6
                         -----    -----    -----     -----     -----     -----    -----
   Operating income        5.1      6.3      6.4      10.1       9.0       9.6     13.0
Interest expense, net of
 interest and other
 income                    3.2      3.3      3.0       2.7       2.9       4.3      4.1
                         -----    -----    -----     -----     -----     -----    -----
Income before equity
 in earnings of
 unconsolidated
 affiliate and
 income taxes              1.9      3.0      3.4       7.5       6.1       5.3      8.9
Equity in earnings of
 unconsolidated
 affiliate                 0.5      0.4      0.2       0.4       0.4       0.3      0.3
                         -----    -----    -----     -----     -----     -----    -----
   Income (loss) before
    income taxes           2.4      3.3      3.6       7.8       6.5       5.6      9.2
Provision for
 income taxes              0.7      1.2      1.3       2.9       2.4       2.2      3.3
                         -----    -----    -----     -----     -----     -----    -----
Net income                 1.8%     2.2%     2.3%      4.9%      4.1%      3.4%     5.9%
                         =====    =====    =====     =====     =====     =====    =====
Other Data:
EBITDA <F1>                5.9%     7.0%     7.2%     10.5%      9.4%     11.1%    15.6%
----------------

<F1>
    EBITDA is defined as operating income, plus depreciation and amortization. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of the company's operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of its ability to meet cash needs. The Company believes that EBITDA is a measure commonly reported and widely used by investors and other interested parties in the fragrance industry as a measure of a fragrance company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or nonoperating factors (such as historical cost). Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the fragrance industry and of the Company's debt servicing ability. However, EBITDA may not be comparable in all instances to other similar types of measures used in the fragrance industry.

Fiscal Year Ended January 31, 1997 Compared to the Fiscal Year Ended January 31, 1996

     Net Sales. Net sales increased $52.5 million, or 60%, to $140.5 million for the fiscal year ended January 31, 1997 from $88.0 million for the fiscal year ended January 31, 1996. Of the increase in net sales (i) approximately $28.0 million was attributable to an increase in sales of Controlled Brands resulting primarily from the Halston Acquisition, the FMG Acquisition, the Company's engagement to serve as the exclusive United States distributor of the Benetton fragrance brands and increased sales of the Geoffrey Beene fragrance brands, and (ii) the balance was attributable to an increase in sales of Distributed Brands, including specially designed products, for the mass market. International sales increased to approximately $5.1 million for the fiscal year ended January 31, 1997, compared to approximately $1.2 million for the fiscal year ended January 31, 1996, as a result of both increased sales of Geoffrey Beene products and sales of Halston products since the Halston Acquisition. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers. Management believes that the increased sales resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of product, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $24.5 million, or 113%, to $46.1 million for the fiscal year ended January 31, 1997 from $21.6 million for the fiscal year ended January 31, 1996. The increase in gross profit and gross margin (from 24.6% to 32.8%) was primarily attributable to the increase in product sales of the Controlled Brands, including the Halston, Geoffrey Beene and Benetton brands, as well as the brands formerly distributed by FMG (all of which were at higher gross margins) and an increase in the sale of certain product categories with higher gross margins such as holiday fragrance sets. The increase in gross margin was partially offset by an increase in sales of certain Distributed Brands which typically sell at lower margins.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $1.8 million, or 67%, to $4.5 million for the fiscal year ended January 31, 1997, from $2.7 million for the fiscal year ended January 31, 1996. The increase resulted from both the increase in net sales and higher customer service expenses.

     SG&A. Selling, general and administrative expenses increased $10.5 million, or 114%, to $19.7 million for the fiscal year ended January 31, 1997 from $9.2 million for the fiscal year ended January 31, 1996. The increase in selling, general and administrative expenses (which increased as a percentage of net sales from 10.5% to 14.0%), was primarily a result of an increase in advertising and promotional expenses for the Halston and

Geoffrey Beene brands, an increase in sales commissions associated with the increase in net sales and the addition of sales, marketing and administrative personnel since the FMG Acquisition in May 1996.

     Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 185%, to $3.7 million for the fiscal year ended January 31, 1997 from $1.3 million for the fiscal year ended January 31, 1996. The increase was primarily attributable to increased amortization of intangibles arising from the acquisition of the Halston trademarks in March 1996 and the acquisition of the exclusive license agreements in the FMG Acquisition in May 1996.

     Interest Expense, Net. Interest expense, net of interest income, increased $2.7 million, or 66%, to $6.8 million for the fiscal year ended January 31, 1997 from $4.1 million for the fiscal year ended January 31, 1996. This increase was primarily due to the increase in average debt outstanding resulting from the Halston Acquisition and the FMG Acquisition and increased borrowings under the revolving portion of the Existing Credit Facility to accommodate increased working capital requirements, including the increased inventory levels needed to support higher net sales.

     Other Income. Other income primarily reflects the receipt by the Company of $0.5 million from the September 1996 sale of the common stock of a company engaged in an unrelated business which Suave had held since 1984, as well as approximately $0.1 million from the sale of shoe products and equipment held by the Company from before the Merger.

     Equity in Earnings of Affiliate. Equity in earnings of unconsolidated affiliate increased $0.1 million, or 33%, to $0.4 million for the fiscal year ended January 31, 1997 from $0.3 million for the fiscal year ended January 31, 1996, as a result of increases in net sales by Fine Fragrances of fragrance products manufactured by Cofci, partially offset by an increase in the management fee paid to the Company.

     Net Income. Net income increased $5.2 million, or 173%, to $8.2 million for the fiscal year ended January 31, 1997, from $3.0 million for the fiscal year ended January 31, 1996, primarily as a result of the increase in net sales and gross profit which were partially offset by increased amortization expenses resulting from the Halston Acquisition and the FMG Acquisition, increased interest expense and increased selling expenses.

     Net income per share.    Net income per share for the Company
increased to $0.61 for the fiscal year ended January 31, 1997, compared to $0.35 per share for the fiscal year ended January 31, 1996, primarily as a result of the increase in net income, which was partially offset by (i) the increased number of outstanding shares to give effect to the Merger in November 1995 and the Company's public offering of 3,364,000 shares of Common Stock in July 1996, and (ii) the assumed exercise or conversion of stock options and convertible securities whose exercise or conversion price was below the market price for the Company's common shares at the end of the fiscal year under the treasury stock method.

     EBITDA. EBITDA increased $12.2 million, or 126%, to $21.9 million for the fiscal year ended January 31, 1997 from $9.7 million for the fiscal year ended January 31, 1996. The EBITDA margin increased to 15.6% for the fiscal year ended January 31, 1997 from 11.1% for the fiscal year ended January 31, 1996. The increase was primarily attributable to the increase in gross profit discussed above, partially offset by the increase in selling, general and administrative expenses.

Fiscal Year Ended January 31, 1996 Compared to Twelve Months Ended January 31, 1995

     Net Sales. Net sales increased $18.4 million, or 26%, to $88.0 million for the fiscal year ended January 31, 1996 from $69.6 million for the twelve months ended January 31, 1995. Management estimates that approximately $9.6 million of the increase in net sales was attributable to new customers and approximately $8.8 million was attributable to increased sales to existing customers. Approximately $4.3 million of the net sales increase represented an increase in net sales of Geoffrey Beene products over the prior year due to the Company's acquisition of that brand in March 1995. Management believes that increased sales to existing customers and sales to new customers resulted from both the Company's ability to provide these accounts with a continuous, direct supply of product and a larger selection of products.

     Gross Profit. Gross profit increased $8.1 million, or 60%, to $21.6 million for the fiscal year ended January 31, 1996 from $13.5 million for the twelve months ended January 31, 1995. The increases in gross profit and gross margin (from 19.4% to 24.6%) were primarily attributable to an increase in the sale of certain products with higher gross margins such as custom packaged products, and additional Geoffrey Beene product sales which were also at higher gross margins.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $0.7 million, or 33%, to $2.7 million for the fiscal year ended January 31, 1996, from $2.0 million for the twelve months ended January 31, 1995. The increase resulted from the increase in net sales.

     SG&A. Selling, general and administrative expenses increased $4.3 million, or 87%, to $9.2 million for the fiscal year ended January 31, 1996 from $4.9 million for the twelve months ended January 31, 1995. The increase in selling, general and administrative expenses (which increased as a percentage of net sales from 7.0% to 10.5%) was primarily a result of increases in sales and marketing costs attributable to the higher level of sales, the Geoffrey Beene Acquisition and higher marketing expenses (including approximately $1.3 million of national media advertising related to Geoffrey Beene products and approximately $2.3 million of additional sales and marketing expenses resulting from increased sales volumes).

     Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 289%, to $1.3 million for the fiscal year ended January 31, 1996 from $0.3 million for the twelve months ended January 31, 1995. The increase was attributable to increased amortization of intangibles arising from the acquisition of the Geoffrey Beene license in March 1995.

     Interest Expense, Net. Interest expense, net of interest and other income, increased 89% to $3.8 million for the fiscal year ended January 31, 1996 from $2.0 million for the twelve months ended January 31, 1995. This increase was primarily due to the increase in average debt outstanding as a result of the Geoffrey Beene Acquisition in which the Company issued $8.2 million aggregate principal amount of subordinated debentures and a $7.0 million term note under the Company's credit facility. The increase in interest expense also reflected higher interest rates in 1996 and increased borrowings under the revolving portion of the credit facility to accommodate increased working capital requirements, including the increased inventory levels needed to support higher net sales. See " - Liquidity and Capital Resources."

     Equity in Earnings of Affiliate. Equity in earnings of unconsolidated affiliate decreased $16,000, or 5%, to $288,000 for the fiscal year ended January 31, 1996 from $303,000 for the twelve months ended January 31, 1995, as a result of increases in sales and marketing expenses incurred by Fine Fragrances relating to products manufactured by Cofci.

     Net Income. Net income increased $0.1 million, or 5%, to $3.0 million for the fiscal year ended January 31, 1996, compared to net income of $2.9 million for the twelve months ended January 31, 1995, primarily as a result of the increase in net sales and gross profit which were partially offset by higher sales, marketing, interest and amortization expenses.

     EBITDA. EBITDA increased $3.1 million, or 47%, to $9.7 million for the fiscal year ended January 31, 1996 from $6.6 million for the twelve months ended January 31, 1996. The EBITDA margin increased to 11.1% for the fiscal year ended January 31, 1996 from 9.4% for the twelve months ended January 31, 1995. The increase was primarily attributable to the increase in gross profit discussed above, partially offset by the increase in selling, general and administrative expenses.

Seven Months Ended January 31, 1995 Compared to Seven Months Ended January 31, 1994

     Net Sales. Net sales increased $23.5 million, or 86%, to $50.9 million for the seven months ended January 31, 1995 from $27.4 million for the seven months ended January 31, 1994, as a result of additional distribution sales. Management believes that the increase in distribution sales resulted primarily from significant increases in sales to certain mass-market customers due to the Company's ability to provide these accounts with continuous, direct supply of product, and the ongoing development and growth of certain product categories such as custom packaged products. Management also believes that sales levels were aided by an increased emphasis on marketing activities to mass-market customers.

     Gross Profit. Gross profit increased $5.4 million, or 114%, to $10.1 million for the seven months ended January 31, 1995 from $4.7 million for the seven months ended January 31, 1994. The increases in gross profit and in gross margin (from 17.2% to 19.8%) were primarily attributable to favorable product purchases during the seven months ended January 31, 1995, as well as an increase in sales of certain product categories, such as custom packaged products, with higher gross margins.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $0.7 million, or 94%, to $1.4 million for the seven months ended January 31, 1995 from $0.7 million for the seven months ended January 31, 1994. The increase resulted from the increase in net sales.

     SG&A. Selling, general and administrative expenses increased $1.3 million, or 64%, to $3.3 million for the seven months ended January 31, 1995 from $2.0 million for the seven months ended January 31, 1994. The increase in selling, general and administrative expenses was primarily a result of increases in sales and marketing costs, including sales commissions resulting from higher net sales, increases in sales and marketing personnel, as well as increases in administrative costs resulting from management bonuses, increased audit costs due to the change in the Company's fiscal year end and increases in credit insurance expenses due to the increase in net sales and accounts receivable.

     Interest Expense, Net. Interest expense, net of interest and other income, increased $0.6 million or 66%, to $1.4 million for the seven months ended January 31, 1995 as compared to $0.8 million for the seven months ended January 31, 1994. This increase was primarily attributable to increased short-term debt to accommodate the Company's working capital needs, including the increased inventory levels needed to support higher net sales.

     Equity in Earnings of Affiliate. Equity in earnings of unconsolidated affiliate increased $0.1 million, or 300%, to $0.2 million for the seven months ended January 31, 1995 from $46,000 for the seven months ended January 31, 1994 as a result of increases in net sales by Fine Fragrances of products manufactured by Cofci.

     Net Income. Net income for the seven months ended January 31, 1995 was $2.5 million compared to $0.6 million for the seven months ended January 31, 1994, primarily as a result of higher net sales.

     EBITDA. EBITDA increased $3.4 million, or 170%, to $5.4 million for the seven months ended January 31, 1995 from $2.0 million for the seven months ended January 31, 1994. The EBITDA margin increased to 10.5% for the seven months ended January 31, 1995 from 7.2% for the seven months ended January 31, 1994. The increase was primarily attributable to the increase in gross profit discussed above, partially offset by the increase in warehouse and shipping and selling, general and administrative expenses.

Fiscal Year Ended June 30, 1994 Compared to Fiscal Year Ended June 30, 1993

     Net Sales. Net sales increased $12.3 million, or 36%, to $46.1 million for the fiscal year ended June 30, 1994 from $33.9 million for the fiscal year ended June 30, 1993. This increase was attributable to additional distribution sales, which resulted primarily from increases in sales to certain mass-market customers commencing in the second calendar quarter of 1994 as a result of the Company's ability to offer these accounts a continuous, direct supply of product. Management believes that sales levels were aided by an increased emphasis on marketing activities with mass-market customers.

     Gross Profit. Gross profit increased $2.8 million, or 52%, to $8.2 million for the fiscal year ended June 30, 1994 from $5.3 million for the fiscal year ended June 30, 1993. The increases in gross profit and in gross margin (from 15.8% to 17.7%) were primarily attributable to the Company's elimination of certain low margin products and slow turning inventory items through a significant reduction in the number of fragrance and cosmetic brand items from approximately 3,500 to 1,200.

     SG&A. Selling, general and administrative expenses increased $1.0 million, or 40%, to $3.5 million for the fiscal year ended June 30, 1994 from $2.5 million for the fiscal year ended June 30, 1993. The increase in selling, general and administrative expenses was primarily a result of increases in sales and marketing costs, including sales commissions resulting from higher net sales, advertising costs and increases in sales and marketing personnel, as well as increases in administrative costs resulting from increases in management salaries and the leasing of an additional warehouse facility.

     Interest Expense, Net. Interest expense, net of interest and other income, increased 40% to $1.5 million for the fiscal year ended June 30, 1994 as compared to $1.1 million for the fiscal year ended June 30, 1993. This increase was primarily attributable to the increase in short-term debt to accommodate working capital needs, including the increased inventory levels needed to support higher net sales.

     Equity in Earnings of Affiliate. Equity in earnings of unconsolidated affiliate decreased $10,000, or 6%, to $166,000 for the fiscal year ended June 30, 1994 from $176,000 for the year ended June 30, 1993.

     Net Income. Net income for the fiscal year ended June 30, 1994 was $1.0 million compared to $0.6 million for the fiscal year ended June 30, 1993, primarily as a result of higher net sales.

     EBITDA. EBITDA increased $1.2 million, or 60%, to $3.2 million for the fiscal year ended June 30, 1994 from $2.0 million for the fiscal year ended June 30, 1994. The EBITDA margin increased to 7.0% for the fiscal year ended June 30, 1994 from 5.9% for the fiscal year ended June 30, 1993. The increase was primarily attributable to the increase in gross profit discussed above, partially offset by the increase in selling, general and administrative expenses.

Seasonality

     The fragrance operations of the Company have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For example, in fiscal 1997, 69% of the Company's net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from its customers, sales and results of operations can vary significantly between quarters of the same and different years. As a result, the Company expects to experience variability in net sales and net income on a quarterly basis.

     The Company's working capital borrowings are also seasonal, and are normally highest in the months of September and October. During the fourth fiscal quarter ending January 31, significant cash is normally generated as customer payments on holiday orders are received.

Liquidity and Capital Resources

     The Company used approximately $23.2 million of net cash in operations during the fiscal year ended January 31, 1997, compared to generating $5.2 million of net cash from operations during the fiscal year ended January 31, 1996, primarily as a result of a significant increase in inventory and accounts receivable, partially offset by an increase in accounts payable. The increase in inventory resulted primarily from opportunity buying of certain Distributed Brand products on favorable pricing and credit terms, as well as advanced purchases of customized gift sets for the calendar year 1997 Father's Day/Mother's Day promotions on favorable pricing terms. The increase in accounts receivable is directly related to the increase in net sales. The Company used net cash in investing activities of approximately $21.1 million during the fiscal year ended January 31, 1997, compared to approximately $18.0 million during the fiscal year ended January 31, 1996, primarily as a result of additions to the Miami Lakes Facility. During the fiscal year ended January 31, 1997, the Company received approximately $45.1 million of net cash from financing activities, primarily to fund the Halston Acquisition, the FMG Acquisition and for working capital purposes. The Company financed these activities through the public offering of Common Stock in July 1996, the issuance of subordinated debentures, the mortgage on the Miami Lakes Facility and the revolving portion of the existing credit facility. See Notes 2,3 and 7 to Notes to Consolidated Financial Statements. During the fiscal year ended January 31, 1996, the Company received approximately $12.3 million of net cash from financing activities, primarily to fund the Geoffrey Beene Acquisition. The Company financed this transaction through the issuance of subordinated debentures and a term note under the existing credit facility. See Note 2 to Notes to Consolidated Financial Statements.

     The Company (and FFI prior to the Merger) has historically financed, and expects to continue to finance, its internal growth and acquisitions primarily through its credit facility, external financing and internally generated funds. The Company's principal future uses of funds are for working capital requirements, debt service and additional brand acquisitions or product distribution arrangements. As a result of the Halston Acquisition and the FMG Acquisition, the growth in direct distribution relationships for additional fragrance brands and certain favorable buying opportunities, the Company's working capital needs have increased significantly and are expected to continue to increase. Management of the Company believes that internally generated funds and other available financing under the Company's credit facility will be sufficient to cover the Company's working capital and debt service requirements (other than any additional working capital requirements which may result from further expansion, through acquisitions of brands or new product distribution arrangements, of the Company's operations) for at least the next 12 months.

     In an effort to refinance indebtedness (including the indebtedness under its existing credit facility and approximately $14 million principal amount of subordinated debentures), to provide additional working capital support and to provide increased operational and financial flexibility to take advantage of expansion opportunities, through acquisitions of brands or new product distribution arrangements, the Company has commenced a private placement of approximately $100 million in Senior Notes Due 2007 (the "Notes"). The offering of the Notes (the "Offering") is expected to close by the middle of May 1997. The Notes will not be registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no assurance that the terms of the Offering will be acceptable to the Company or that the Company will be able to consummate the Offering. If the Offering is consummated, the Company expects to enter into a new standby credit facility to be available for additional working capital support, but substantially all other new indebtedness will be conditioned on the Company satisfying certain fixed charge coverage ratios. If the Offering is not consummated, the Company will retain its existing credit facility.

     The Company's future liquidity will continue to be dependent upon its relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally short-term debt, accrued expenses and accounts payable). Additional inventory requirements and accounts receivable can have a significant impact on the Company's liquidity, particularly during expansion. To date, the Company generally has not experienced any material adverse problems with the collection of accounts receivable relating to its fragrance operations. A portion of the Company's accounts receivable relating to its fragrance operations is insured by a third party to cover the risk of uncollectibility. However, there can be no assurance that refusals to pay or delays in payment would not have a material adverse effect on the Company's liquidity, results of operations and general financial condition in the future. In addition, as a result of increased sales to department stores of products subject to return rights, the Company expects that it may incur higher levels of returns. The Company establishes reserves and provides allowances for returns at the time of sale, but there can be no assurance that such reserves and allowances will be adequate.

     Further expansion of the Company's operations, including through additional brand acquisitions or the acquisition of exclusive distribution rights to additional fragrance brands, will require increased investment in accounts receivable and inventories, which may negatively impact the Company's cash flow from operations. The Company has discussions from time to time with manufacturers of prestige fragrance brands and with other wholesalers that hold exclusive distribution rights regarding possible acquisitions by the Company of additional exclusive manufacturing and/or distribution rights. The Company currently has no agreements or commitments with respect to any such acquisition, although it periodically executes routine agreements to maintain the confidentiality of information obtained during the course of discussions with such persons. There is no assurance that the Company will be able to negotiate successfully for any such future acquisitions or that it will be able to obtain acquisition financing or additional working capital financing on satisfactory terms for further expansion of its operations.

     The Company's existing credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") currently provides for borrowings on a revolving basis of up to $45 million (which is increased to $55 million from July 1 to December 31 to accommodate increased working capital requirements in anticipation of and during the holiday season and is decreased to $30 million from January 1, 1998 through May 31, 1998), including up to $2 million in commercial letters of credit. Amounts borrowed on the revolving portion of the Credit Facility mature on May 31, 1998. The Credit Facility also includes the remaining balance ($4.3 million at January 31, 1997) of the $7 million term loan (the "Geoffrey

Beene Term Note") which was used to finance a portion of the purchase price for the Geoffrey Beene Acquisition. Principal and interest payments on the Geoffrey Beene Term Note are due on a monthly basis, and principal payments are due: $2 million during the fiscal year ended January 31, 1998, and the balance during the fiscal year ended January 31, 1999. At January 31, 1997, the Company had outstanding borrowings under the Credit Facility (including the Geoffrey Beene Term Note) of approximately $42.0 million. Loans under the revolving credit portion of the Credit Facility bear interest at a floating rate (currently 1% over Fleet's prime rate), as does the Geoffrey Beene Term Note (currently 1.75% over Fleet's prime rate).
The Company's borrowing availability under the revolving credit portion of the Credit Facility is limited to the sum of between 80 to 85% of eligible accounts receivable and, subject to certain limitations, 50% (60% from July 1 through October 31 of each year) of eligible inventory.

     The Credit Facility is secured by a first priority lien on all of the Company's assets, other than the Miami Lakes Facility (see "Item 2 - Properties"), as well as by a security interest in the assets and the capital stock of its wholly-owned subsidiaries and its stock of Fine Fragrances and a collateral assignment of brand licenses and trademarks. The Credit Facility restricts the Company's ability to incur additional debt or other obligations, limits its ability to enter into certain acquisitions, mergers, investments and affiliated transactions, prohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock, prohibits certain payments on subordinated debt and prohibits the sale of the Company's interest in Fine Fragrances or its wholly-owned subsidiaries. The Credit Facility also contains covenants requiring the Company to maintain a maximum leverage ratio, and minimum debt service and interest coverage ratios. In addition, it is an event of default under the Credit Facility if Rafael Kravec, the Company's President and Chief Executive Officer, ceases to be actively involved in the Company's management and a replacement satisfactory to Fleet does not succeed him. This event of default will not be contained in the New Credit Facility (as defined below). Management believes that the Company is currently in compliance with the covenants in the Credit Facility. As long as the Credit Facility is outstanding, the Company will need the consent of Fleet to enter into future acquisition or debt financing activities.

     Fleet has delivered a commitment to the Company to establish a new standby credit facility (the "New Credit Facility") if the Company consummates the Offering and repays all outstanding amounts under the Credit Facility with a portion of the net proceeds of the Offering. The New Credit Facility with Fleet would commence upon consummation of the Financing and provide for borrowings on a revolving basis of up to $40 million to finance general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations. All borrowings under the New Credit Facility would mature and be due and payable on May 31, 1999. The Company's borrowings under the New Credit Facility would be secured by a first priority lien on all of the Company's accounts receivable and inventory. Loans under the revolving portion of the New Credit Facility would bear interest at floating rates ranging from, at the option of the Company, either (i) 1.75% over LIBOR to 2.25% over LIBOR or (ii) the prime rate quoted by Fleet to 0.5% over such prime rate, and combinations thereof, in each case depending upon the Company's funded debt to equity ratio as calculated pursuant to the terms of the New Credit Facility.

     In connection with the Halston Acquisition in March 1996, the Company currently has outstanding the following indebtedness: (i) a $6 million mortgage note on the Facility which provides for interest at 8.84%, a 20 year amortization schedule and a maturity date eight years from issuance;
(ii) a $2 million term note (the "Halston Note") which matures March 2000 and is to be repaid on a quarterly basis in an amount equal to 5% of the net sales revenues derived from the sales of the Halston brands, provided that no payments are due until October 15, 1997 and that the accrued amount bears interest at 8% per annum; and (iii) approximately $3 million aggregate principal amount of 8% Secured Subordinated Debentures Series II Due 2005 (the "8% Series II Debentures"). See Note 2 to the Notes to Consolidated Financial Statements. The Company also has outstanding $7.4 million aggregate principal amount of 8% Subordinated Debentures Series I Due 2005 (the "8% Series I Debentures"), which FFI had issued in connection with the Geoffrey Beene Acquisition in March 1995. The 8% Series I Debentures are secured by a lien on all of the personal property assets of the Company junior to the lien of the Lenders under the Credit Facility, while the 8% Series II Debentures are also secured by an interest in the proceeds from the sale of the Miami Lakes Facility following the satisfaction of amounts due the mortgage company. The 8% Series I Debentures and 8% Series II Debentures require aggregate mandatory annual principal payments of approximately $2.1 million commencing January 31, 2001, with the final payment due January 31, 2005.

     The Company also has outstanding $5.46 million aggregate principal amount of 7.5% Convertible Debentures Due 2006. See Note 4 to the Notes to Consolidated Financial Statements. The 7.5% Convertible Debentures are convertible at any time at $7.20 per share (the "Conversion Price") into shares of Common Stock, and are redeemable at par at any time commencing July 22, 1999 at the option of the Company, but only in the event the Common Stock, at the time a redemption notice is delivered by the Company, has been trading at no less than $14.40 for 20 consecutive trading days. The 7.5% Convertible Debentures are due June 30, 2006 and require interest-only payments payable semi-annually until maturity at which time the entire unpaid principal amount and any unpaid accrued interest is due and payable.

     In connection with the FMG Acquisition, the Company issued approximately $11.1 million aggregate principal amount of 8.5% Subordinated Debentures (the "8.5% Debentures"). See Note 2 to Notes to Consolidated Financial Statements. The 8.5% Debentures consist of a $4 million 8.5% Debenture which requires mandatory principal payments of $2 million in May 1998 and 1999, and three additional 8.5% Debentures in the aggregate principal amount of $7.1 million which requires mandatory annual principal repayments in the aggregate amount of $2.37 million commencing May 2002, with the remaining balance due May 2004.

     The characteristics of the Company's business do not generally require it to make significant ongoing capital expenditures. During the fiscal year ended January 31, 1997, the Company incurred approximately $2.5 million in capital expenditures, primarily for renovation of the Miami Lakes Facility. See "Item 2 - Properties." In connection with the renovation of the Miami Lakes Facility, the Company expects to incur renovation costs estimated at $2.5 million for the fiscal year ended January 31, 1998. Approximately $1.3 million of these amounts will be funded from escrowed funds held by the mortgage company from the mortgage on the Miami Lakes Facility. Following the renovation of the Miami Lakes

Facility, the Company anticipates that its annual capital expenditures will be less than $1 million for the foreseeable future.

     The Company also has a lease on the National Trading Facility which FFI had been using for its fragrance operations. The lessor of the property is National Trading and the property has been mortgaged by National Trading as security for its obligation for Industrial Development Revenue Bonds issued through Dade County, Florida which mature on December 1, 2011. The balance of these bonds was approximately $2.1 million at January 31, 1997. Future lease obligations of FFI through 2011 under this lease are approximately $2.2 million, including interest. Pending completion of the renovation of the Miami Lakes Facility, the Company is continuing to occupy the National Trading Facility as its executive offices. Subsequent to relocation of the executive offices, the Company and National Trading will pursue a potential sale or lease of the National Trading Facility to a third party that would discharge the Company from the lease obligation. There is no assurance that any such sale or lease will be consummated.

Impact of Inflation and Foreign Exchange Fluctuations

     The Company believes that although inflation has not had a material impact on its results of operations, inflation would likely increase the interest rates that the Company pays on its floating rate indebtedness. Although large fluctuations in foreign exchange rates could have a material effect on the prices the Company pays for certain products it purchases from outside of the United States, the prices obtainable for sales denominated in foreign currencies and wholesale sales to foreign customers, such fluctuations have not been material to the Company's results of operations to date.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          INDEX TO FINANCIAL STATEMENTS*

                                                                       Page

Independent Auditors' Report

Consolidated Balance Sheets as of January 31, 1996 and 1997

Consolidated Statements of Income for the Year Ended June 30, 1994, for the Seven Months Ended January 31, 1994 and 1995, for the
Twelve Months Ended January 31, 1995 and for the Years Ended
January 31, 1996 and 1997

Consolidated Statements of Shareholders' Equity for the Year Ended June 30, 1994, for the Seven Months Ended January 31, 1995 and for the Years Ended January 31, 1996 and 1997

Consolidated Statements of Cash Flows for the Year Ended
June 30, 1994, for the Seven Months Ended January 31, 1994 and
1995, for the Twelve Months Ended January 31, 1995 and for the
Years Ended January 31, 1996 and 1997

Notes to Consolidated Financial Statements

-----------------

* The shoe manufacturing and importing operations of the Company were permanently discontinued in the first quarter of 1995, and the operations of the Company following the Merger which was consummated on November 30, 1995, consist solely of the fragrance operations of FFI, which was the accounting acquiror in the Merger. Therefore, the following financial statements and supplementary data represent the financial statements and supplementary data of FFI until the Merger and the financial statements and supplementary data of the Company following the Merger. Effective
January 31, 1995, FFI changed its fiscal year end to January 31 from June
30. For this reason, the audited financial statements as of January 31, 1995 consisted of seven months.

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of French Fragrances, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of French Fragrances, Inc. and subsidiaries (the "Company") as of January 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended June 30, 1994, for the seven months ended January 31, 1995 and for the years ended January 31, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1996 and 1997, and the results of its operations and its cash flows for the year ended June 30, 1994, for the seven months ended January 31, 1995 and for the years ended January 31, 1996 and 1997, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Miami, Florida
March 14, 1997
    (April 11, 1997 as to Note 16)

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     January 31,   January 31,
                                                        1996          1997
                                                    -----------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $    123,960  $    855,969
   Accounts receivable, net                           14,236,326    35,021,081
   Inventories                                        25,850,669    67,989,322
   Advances on inventory purchases                            --     3,441,020
   Equipment held for sale                             1,000,000            --
   Prepaid expenses and other assets                   1,370,777       909,250
                                                     -----------   -----------
      Total current assets                            42,581,732   108,216,642
                                                     -----------   -----------
Investment in unconsolidated affiliate                 1,708,235     2,104,218
                                                     -----------   -----------
Restricted cash and investments                               --     1,314,602
                                                     -----------   -----------
Property and equipment, net                           11,099,492    13,817,203
                                                     -----------   -----------
Other assets:
   Exclusive brand licenses and
    trademarks, net                                   14,671,875    45,126,465
   Deferred income taxes, net                            761,342       955,805
   Other intangibles and other assets                    561,138       843,109
      Total other assets                              15,994,355    46,925,379
                                                     -----------   -----------
      Total assets                                  $ 71,383,814  $172,378,044
                                                     ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                  $ 16,713,333  $ 39,631,301
   Accounts payable - trade                           11,115,664    37,329,059
   Other payables and accrued expenses                 3,250,365    10,600,000
   Current portion of capital lease,
    installment loans, mortgage and term note            201,630     1,308,370
   Loans from shareholders                               410,000            --
   Convertible subordinated debentures                   600,000            --
   Due to affiliates, net                              2,268,819     1,613,989
                                                     -----------   -----------
      Total current liabilities                       34,559,811    90,482,719
                                                     -----------   -----------
LONG-TERM LIABILITIES:
   Secured subordinated debentures                    11,681,500    10,435,035
   Subordinated debentures                                    --    11,080,000
   Convertible subordinated debentures                        --     5,460,000
   Mortgage note                                              --     5,824,231
   Term notes                                          4,333,333     3,285,915
   Capital lease and installment loans                 1,269,860     1,130,000
                                                     -----------   -----------
      Total liabilities                               51,844,504   127,697,900
                                                     -----------   -----------
Commitments (Notes 7 and 12)
Redeemable preferred stock:
 Series A, $.01 par value; stated at
  liquidation preference value of $100
  per share; 20,000 shares issued and
  outstanding at January 31, 1996                      2,000,000            --
                                                     -----------   -----------
Shareholders' equity:
 Convertible, redeemable preferred stock,
  Series B, $.01 par value (liquidation
  preference of $.01 per share); 350,000
  shares authorized; 350,000 and
  316,005 shares issued and outstanding,
  respectively                                             3,500         3,160
 Convertible, redeemable preferred stock,
  Series C, $.01 par value (liquidation
  preference of $.01 per share); 571,429
  shares authorized, issued and outstanding
  at January 31, 1997                                         --         5,714
 Common stock, $.01 par value, 50,000,000
  shares authorized 9,641,290 and 13,249,152
  shares issued and outstanding, respectively             96,413       132,492
Additional paid-in capital                            10,333,539    29,185,161
Retained earnings                                      7,105,858    15,353,617
                                                     -----------   -----------
      Total shareholders' equity                      17,539,310    44,680,144
                                                     -----------   -----------
      Total liabilities and shareholders' equity    $ 71,383,814  $172,378,044
                                                     ===========   ===========

                 See notes to consolidated financial statements.

                 FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                           Seven
                                 Year Ended             Months Ended
                                  June 30,               January 31,
                                 -----------         ------------------
                                    1994             1994          1995
                                 -----------     -------------------------
                                                 (Unaudited)
Net sales                        $46,104,536     $27,415,158   $50,922,407
Cost of sales                     37,952 555      22,692,581    40,822,023
                                 -----------     -----------   -----------
  Gross profit                     8,151,981       4,722,577    10,100,384
                                 -----------     -----------   -----------
Operating expenses:
  Warehouse and shipping           1,375,110         722,642     1,403,280
  Selling, general and
   administration                  3,543,436       2,035,628     3,330,805
  Depreciation and
   amortization                      335,052         201,431       206,010
                                 -----------     -----------   -----------
     Total operating
      expenses                     5,253,598       2,959,701     4,940,095
                                 -----------     -----------   -----------
Income from operations             2,898,383       1,762,876     5,160,289
                                 -----------     -----------   -----------
Other income (expense):
  Interest expense, net           (1,537,815)       (827,027)   (1,408,415)
  Other income                        15,410           8,519        46,909
                                 -----------     -----------   -----------
    Other income (expense),
     net                          (1,522,405)       (818,508)   (1,361,506)
                                 -----------     -----------   -----------
Income before equity in earnings
 of unconsolidated affiliate and
 provisions for income taxes       1,375,978         944,368     3,798,783
Equity in earnings of
 unconsolidated affiliate,
 50% owned                           165,899          45,778       183,231
                                 -----------     -----------   -----------
Income before income taxes         1,541,877         990,146     3,982,014
Provision for income taxes           530,510         349,089     1,490,119
                                 -----------     -----------   -----------
Net income                       $ 1,011,367     $   641,057   $ 2,491,895
                                 ===========     ===========   ===========
Earnings per common share
 equivalent:
  Primary                        $      0.14     $      0.09   $      0.35
                                 ===========     ===========   ===========
  Fully Diluted                  $      0.14     $      0.09   $      0.35
                                 ===========     ===========   ===========
Weighted average number of
 common share equivalents:
  Primary                          7,120,000       7,120,000     7,120,000
                                 ===========     ===========   ===========
  Fully diluted                    7,120,000       7,120,000     7,120,000
                                 ===========     ===========   ===========

                (RESTUBBED TABLE CONTINUED FROM ABOVE)

                               Twelve Months       Year          Year
                                   Ended           Ended         Ended
                                January 31,     January 31,   January 31,
                               --------------   -----------   ------------
                                   1995            1996          1997
                               --------------   -----------   ------------
                                (Unaudited)
Net sales                       $69,611,785     $87,978,695   $140,482,299
Cost of sales                    56,108,042      66,339,698     94,404,288
                                -------------   -----------   ------------
  Gross profit                   13,503,743      21,638,997     46,078,011
Operating expenses:
  Warehouse and shipping          2,034,271       2,706,782      4,528,022
  Selling, general and
   administration                 4,907,354       9,193,929     19,644,857
  Depreciation and
   amortization                     339,632       1,319,675      3,663,261
                                -------------   -----------   ------------
     Total operating
      expenses                    7,281,257      13,220,386     27,856,140
                                -------------   -----------   ------------
Income from operations            6,222,486       8,418,611     18,221,871
                                -------------   -----------   ------------
Other income (expense):
  Interest expense, net          (2,119,201)     (4,142,475)    (6,826,248)
  Other income                      127,126         374,120      1,108,489
                                -------------   -----------   ------------
    Other income (expense),
     net                         (1,992,075)     (3,768,355)    (5,717,759)
                                -------------   -----------   ------------
Income before equity in earnings
 of unconsolidated affiliate and
 provisions for income taxes      4,230,411       4,650,256     12,504,112
Equity in earnings of
 unconsolidated affiliate,
 50% owned                          303,353         287,553        395,983
                                -------------   -----------   ------------
Income before income taxes        4,533,764       4,937,809     12,900,095
Provision for income taxes        1,671,537       1,930,691      4,652,336
                                -------------   -----------   ------------
Net income                      $ 2,862,227     $ 3,007,118   $  8,247,759
                                =============   ===========   ============
Earnings per common share
 equivalent:
  Primary                       $      0.40     $      0.35   $       0.61
                                =============   ===========   ============
  Fully Diluted                 $      0.40     $      0.33   $       0.60
                                =============   ===========   ============
Weighted average number of
 common share equivalents:
  Primary                         7,120,000       8,517,760     13,639,952
                                =============   ===========   ============
  Fully diluted                   7,120,000       9,121,091     13,787,660
                                =============   ===========   ============

              See notes to consolidated financial statements
                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           PREFERRED STOCK
                       SERIES B        SERIES C           COMMON STOCK
                     SHARES   AMOUNT  SHARES  AMOUNT     SHARES    AMOUNT
                      --------------- --------------  --------------------
Balance at
 June 30, 1994         --      --        --     --     7,120,000  $ 71,200

Net income for
 the seven
 months ended          --      --        --     --         --         --
--------------------------------------------------------------------------
Balance at
 January 31, 1995      --      --        --     --     7,120,000    71,200

Issuance of Series
 B convertible
 preferred shares    350,000  $3,500     --     --         --         --

Issuance of Common
 Stock in Merger       --      --        --     --     2,521,290    25,213

Net income for
 the year              --      --        --     --         --         --
--------------------------------------------------------------------------
Balance at
 January 31, 1996    350,000   3,500     --     --     9,641,290    96,413

Issuance of Common
 Stock upon
 conversion of
 Series B
 convertible
 preferred stock     (33,995)   (340)    --     --       242,041     2,421

Issuance of Common
 Stock upon
 conversion of 5%
 convertible
 subordinated
 debentures            --      --        --     --         1,815        18

Issuance of Common
 Stock in public
 offering              --      --        --     --     3,364,000    33,640

Issuance of warrants   --      --        --     --          --        --

Issuance of Series C
 convertible
 preferred stock       --      --     571,429 $5,714        --        --

Net income for
 the year              --      --        --     --          --        --
--------------------------------------------------------------------------
Balance at
 January 31, 1997    316,005  $3,160  571,429  $5,714  13,249,146  $132,492
                    ======================================================

                (RESTUBBED TABLE CONTINUED FROM ABOVE)

                           ADDITIONAL                         TOTAL
                           PAID-IN          RETAINED       SHAREHOLDERS'
                           CAPITAL          EARNINGS          EQUITY
                          -------------    -----------     -------------
Balance at
 June 30, 1994            $   208,800      $ 1,606,845       $1,886,845

Net income for
 the seven
 months ended                      --        2,491,895        2,491,895
--------------------------------------------------------------------------
Balance at
 January 31, 1995             208,800        4,098,740        4,378,740

Issuance of Series
 B convertible
 preferred shares                  --               --            3,500

Issuance of Common
 Stock in Merger           10,124,739               --       10,149,952

Net income for
 the year                          --        3,007,118        3,007,118
--------------------------------------------------------------------------
Balance at
 January 31, 1996          10,333,539        7,105,858       17,539,310

Issuance of Common
 Stock upon
 conversion of
 Series B
 convertible
 preferred stock              796,655               --          798,736

Issuance of Common
 Stock upon
 conversion of 5%
 convertible
 subordinated
 debentures                    13,982               --           14,000

Issuance of Common
 Stock in public
 offering                  17,979,361               --       18,013,001

Issuance of warrants           61,624               --           61,624
Issuance of Series C
 convertible
 preferred stock                   --               --            5,714
Net income for
 the year                          --        8,247,759        8,247,759
--------------------------------------------------------------------------
Balance at
 January 31, 1997         $29,185,161      $15,353,617      $44,680,144
                          ================================================

              See notes to consolidated financial statements.

                   FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    Seven Months
                                                Year Ended              Ended
                                                 June 30,             January 31,
                                                   1994           1994          1995
                                               -----------   ------------   -----------
                                                              (Unaudited)
Cash flows from operating activities:
  Net Income                                   $ 1,011,367   $    641,057   $ 2,491,895
  Adjustments to reconcile net
   income to cash (used in)
   provided by operating activities:
    Depreciation and amortization                  335,052        201,431       206,010
    Equity in earnings of
     unconsolidated affiliate                     (165,899)       (45,778)     (183,231)
    Deferred tax benefit                                --             --      (257,852)
    Change in assets and liabilities
     net of effects from the acquisitions:
      Increase in accounts receivable           (3,146,558)    (1,457,130)   (1,678,019)
      (Increase) decrease in inventories        (6,470,448)   (16,493,423)   (5,280,552)
      (Increase) decrease in prepaid
       expenses and other assets                  (224,093)      (182,416)      (41,200)
      Increase (decrease) in accounts payable    4,616,011     14,633,049     1,050,077
      Increase (decrease) in other payables
       and accrued expenses                      1,105,100        864,259       (32,549)
      Increase (decrease) in due to
       affiliate, net                              346,603        149,251      (192,059)
                                               -----------   ------------   -----------
         Net cash (used in) provided by
          operating activities                  (2,592,865)   (1,689,700)    (3,917,480)
                                               -----------   ------------   -----------
Cash flows from investing activities:
  Purchase of exclusive brand licenses
   and trademarks                                       --            --             --
  Additions to property and equipment,
   net of disposals                               (373,731)     (239,867)       (80,921)
  Receipts of restricted cash                           --            --             --
  Net cash acquired in merger                           --            --             --
                                               -----------   ------------   -----------
        Net cash used in investing activities     (373,731)     (239,867)       (80,921)
                                               -----------   ------------   -----------
Cash flows from financing activities:
  Proceeds from the issuance of preferred stock         --            --             --
  Proceeds from stock offering                          --            --             --
  Proceeds from the issuance of secured
   subordinated debentures                              --            --             --
  Advances from (payments to) unconsolidated
   affiliate                                       695,991      (228,022)         4,058
  Proceeds from term loan                        1,700,000     1,700,000             --
  Payments on term loans                          (840,000)     (140,000)      (860,000)
  Net proceeds from short-term debt              1,580,000     1,034,478      5,580,004
  Proceeds from installment loans                  185,202       185,206             --
  Payments on capital lease and
   installment loans                              (155,332)      (93,973)      (121,096)
  Loans from shareholders                          150,000            --             --
  Payments on loans from shareholders
   and officer                                     (85,000)           --       (235,000)
  Proceeds from the grant of stock
   purchase warrants                                    --            --             --
  Proceeds from bridge and inventory loans              --            --             --
  Payments on bridge and inventory loans                --            --             --
  Proceeds from mortgage note                           --            --             --
  Payments on mortgage note                             --            --             --
  Proceeds from conversion of 5%
   subordinated debentures                              --            --             --
  Payments on convertible subordinated
   debentures                                           --            --             --
                                               -----------   ------------   -----------
     Net cash provided by financing activities   3,230,861     2,457,689      4,367,966
                                               -----------   ------------   -----------
Net increase (decrease) in cash and
 cash equivalents                                  264,265       528,122        369,565
Cash and cash equivalents at
 beginning of period                                12,319        12,319        276,584
                                               -----------   ------------   -----------
Cash and cash equivalents at
 end of period                                 $   276,584   $   540,441    $   646,149
                                               ===========   ============   ===========
Supplemental disclosure of cash flow
 information:
   Interest paid during the period             $ 1,241,794   $   806,792    $ 1,152,461
                                               ===========   ============   ===========
   Income taxes paid during the period         $   235,000   $   215,000    $ 1,740,000
                                               ===========   ============   ===========

                (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                              Twelve Months      Year         Year
                                                  Ended          Ended        Ended
                                               January 31,    January 31,   January 31,
                                                   1995          1996          1997
                                               -----------   ------------   -----------
                                               (Unaudited)
Cash flows from operating activities:
  Net Income                                   $ 2,862,227   $  3,007,118   $ 8,247,759
  Adjustments to reconcile net
   income to cash (used in)
   provided by operating activities:
    Depreciation and amortization                  339,632      1,319,675     3,663,261
    Equity in earnings of
     unconsolidated affiliate                     (303,353)      (287,553)     (395,983)
    Deferred tax benefit                          (257,852)      (504,211)     (194,463)
    Change in assets and liabilities
     net of effects from the acquisitions:
      Increase in accounts receivable           (3,367,448)    (3,192,712)  (20,784,755)
      (Increase) decrease in inventories         4,742,423     (4,021,498)  (44,216,341)
      (Increase) decrease in prepaid
       expenses and other assets                   157,639      1,005,334       990,242
      Increase (decrease) in accounts payable   (9,052,244)     2,991,835    26,213,395
      Increase (decrease) in other payables
       and accrued expenses                        (19,290)     3,417,215     4,294,542
      Increase (decrease) in due to
       affiliate, net                                5,281      1,444,160    (1,038,451)
                                               -----------   ------------   -----------
         Net cash (used in) provided by
          operating activities                  (4,892,985)     5,179,363   (23,220,794)
                                               -----------   ------------   -----------
Cash flows from investing activities:
  Purchase of exclusive brand licenses
   and trademarks                                       --   (18,370,655)   (19,315,291)
  Additions to property and equipment,
   net of disposals                               (246,763)     (149,394)    (2,486,960)
  Receipts of restricted cash                           --            --        685,398
  Net cash acquired in merger                           --       536,913             --
                                               -----------   ------------   -----------
        Net cash used in investing activities     (246,763)  (17,983,136)   (21,116,853)
                                               -----------   ------------   -----------
Cash flows from financing activities:
  Proceeds from the issuance of preferred stock         --         3,500          5,714
  Proceeds from stock offering                          --            --     18,013,001
  Proceeds from the issuance of secured
   subordinated debentures                              --     8,221,500      3,000,035
  Advances from (payments to) unconsolidated
   affiliate                                       928,070      (418,476)       383,621
  Proceeds from term loan                               --     7,000,000      8,960,000
  Payments on term loans                        (1,560,000)     (833,333)   (10,833,332)
  Net proceeds from short-term debt              6,125,522    (1,120,001)    22,751,300
  Proceeds from installment loans                  106,009            --             --
  Payments on capital lease and
   installment loans                              (184,145)     (221,606)      (200,346)
  Loans from shareholders                          150,000       250,000             --
  Payments on loans from shareholders
   and officer                                    (320,000)           --       (410,000) Proceeds from the grant of stock
   purchase warrants                                    --            --         41,624
  Proceeds from bridge and inventory loans              --            --      7,000,000
  Payments on bridge and inventory loans                --            --     (7,000,000)
  Proceeds from mortgage note                           --            --      4,000,000
  Payments on mortgage note                             --            --        (55,961)
  Proceeds from conversion of 5%
   subordinated debentures                              --            --         14,000
  Payments on convertible subordinated
   debentures                                           --      (600,000)      (600,000)
                                               -----------   ------------   -----------
     Net cash provided by financing activities   5,245,456    12,281,584     45,069,656
                                               -----------   ------------   -----------
Net increase (decrease) in cash and
 cash equivalents                                  105,708      (522,189)       732,009
Cash and cash equivalents at
 beginning of period                               540,441       646,149        123,960
                                               -----------   ------------   -----------
Cash and cash equivalents at
 end of period                                 $   646,149   $   123,960    $   855,969
                                               ===========   ============   ===========
Supplemental disclosure of cash flow
 information:
   Interest paid during the period             $ 1,813,516   $ 4,082,339    $ 6,014,871
                                               ===========   ============   ===========
   Income taxes paid during the period         $ 1,760,000   $ 2,245,000    $ 2,113,441
                                               ===========   ============   ===========

See notes to consolidated financial statements.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     Organization and Business Activity. French Fragrances, Inc. (the "Company") is a manufacturer, distributor and marketer of prestige designer fragrances and related cosmetic products, primarily to mass-market retailers in the United States. In 1992, a company called French Fragrances, Inc.("FFI") was formed to acquire the net assets of the fragrance and cosmetics distribution business of National Trading Manufacturing, Inc. ("National Trading"). In connection with the acquisition of the net assets of National Trading, FFI purchased 50% of Fine Fragrances, Inc. ("Fine Fragrances"), a company which distributes fragrances manufactured in France by COFCI, S.A. ("COFCI").

     In November 1995, FFI merged with and into Suave Shoe Corporation ("Suave") in a reverse acquisition (the "Merger"). See Note 2.

     Effective January 31, 1995, the Company changed its fiscal year-end to January 31 from June 30 to conform to its business year.

     Basis of Consolidation. The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries G.B. Parfums, Inc. ("G.B. Parfums"), Halston Parfums, Inc. and FRM Services, Inc., an inactive subsidiary (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Presentation. All references to the Company in these consolidated financial statements and notes refer to FFI until the Merger and to the surviving corporation following the Merger (see Note 2). The unaudited financial statements for the twelve months ended January 31, 1995 and for the seven months ended January 31, 1994 have been prepared on the same basis as the audited financial statements included herein. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for such periods.

     Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES - (Continued)

     Revenue Recognition. Sales are recognized upon shipment. During the year ended June 30, 1994, the seven months ended January 31, 1995, and the years ended January 31, 1996 and 1997, no customer accounted for more than 10% of total sales.

     Cash and Cash Equivalents. Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

     Accounts Receivable. A portion of the Company's accounts receivable is insured from risk of uncollectibility by an independent party, which received service fees of approximately $129,000, $170,000, $117,000 and $199,000 for the year ended June 30, 1994, for the seven months ended January 31, 1995, and for the years ended January 31, 1996 and 1997, respectively. Receivables are not factored. A provision has been made and an allowance established for potential losses from uninsured receivables and estimated sales returns in the normal course of business. Since these allowances are based on estimates, there is no assurance that such reserves and allowances will be sufficient to cover unforeseen losses or returns. The activity for these allowance accounts are as follows:

                                       Seven Months
                                          Ended           Year Ended       Year Ended
                                       January 31,        January 31,      January 31,
                                          1995               1996             1997
                                       ------------       -----------     ------------
   Allowance for Doubtful Accounts:
   Beginning balance                    $  72,526         $  112,094      $   290,645
   Provision                               70,000            180,000          205,000
   Write offs, net of recoveries          (30,432)            (1,449)          (5,708)
                                       ------------       -----------     ------------
   Ending balance                       $ 112,094         $  290,645      $   489,937
                                       ============       ===========     ============
   Allowance for Sales Returns
   Beginning balance                    $       0         $   56,000      $   346,500
   Provision                              700,486          1,650,602        2,726,143
   Actual returns                        (644,486)        (1,360,102)      (2,706,035)
                                       ------------       -----------     ------------
   Ending balance                       $  56,000         $  346,500      $   366,608
                                       ============       ===========     ============

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES - (Continued)

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method. Inventory balances at January 31, 1996 and 1997 were as follows:

                                               January 31,
                                           1996          1997
                                        -----------   -----------
             Finished                   $23,433,669   $61,117,587
             Work in progress                    --     1,303,514
             Raw materials                2,417,000     5,568,221
                                        -----------   -----------
                                        $25,850,669   $67,989,322
                                        ===========   ===========

     Equipment Held for Sale. Certain equipment acquired in connection with the Merger was designated as equipment held for sale (see Note 2). Equipment held for sale was disposed of in the fiscal year ended January 31, 1997.

     Investment in Unconsolidated Affiliate. The Company's investment in Fine Fragrances is accounted for under the equity method (see Notes 6 and 16).

     Restricted Cash Investments. Restricted cash and investments consist of cash and investments held in trust and committed for capital improvements on the Miami Lakes Facility (as defined in Note 2).

     Property and Equipment, and Depreciation. Property and equipment are stated at cost. Expenditures for major improvements and additions are recorded to the asset accounts while replacements, maintenance, and repairs which do not improve or extend the lives of the respective assets are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method, as follows:

          Category                           Years
   Building                                     20
   Building improvements                        20
   Furniture and fixtures                        8
   Machinery and equipment                     3-8
   Tools and molds                             1-3

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES - (Continued)

     Capital Lease. The Company has entered into a lease for the building and the land which are presently used for its business offices (the "National Trading Facility") that transfers substantially all benefits and risks of ownership to the Company. The lessor of this property is National Trading, which is owned by a shareholder of the Company. This property is mortgaged by National Trading to secure its obligations under Industrial Development Revenue Bonds (Series 1985) (the "Bonds") issued through Metropolitan Dade County, Florida which mature on December 1, 2011. The balance of the Bonds was approximately $2,220,000 and $2,100,000 at January 31, 1996 and January 31, 1997, respectively. The Company has an option to purchase the National Trading Facility on or before the end of the lease term at a price of $1,800,000 less the amount equal to the product of $10,000 multiplied by the number of months for which the Company has paid rent pursuant to the lease.

     This lease is accounted for as the acquisition of assets and incurrence of obligations under the capital lease standards issued by the Financial Accounting Standards Board (see Note 10). Accordingly, the capitalized leased assets are recorded as property at the fair value of the property, which is the present value of the minimum lease payments. Depreciation of the building is computed using the term of the lease and is included in depreciation expense.

     Income Taxes. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES - (Continued)

     Exclusive Brand Licenses and Trademarks, Customer Lists and
Amortization. These intangible assets are being amortized using the straight-line method, as follows at January 31:

                                                      Accumulated Amortization
   Category                   Years      Cost              1996        1997
  ----------------------------------------------------------------------------
  Exclusive brand licenses
   and trademarks              15     $48,838,574       $908,877    $3,712,109
  Customer lists and other
   intangibles               3 and 5      546,131        439,874       521,886

     The Company reviews its intangible assets periodically for events or changes in circumstances that may indicate that the carrying amount is not recoverable on an undiscounted cash flow basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED 0F. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded.

     Fair Value of Financial Instruments. The Company's financial instruments include accounts receivable, accounts payable, short-term debt, loans from shareholders, convertible subordinated debentures, secured subordinated debentures, subordinated debentures, a capital lease, installment loans, a term loan and convertible redeemable preferred stock. The fair value of such financial instruments has been determined using available market information and interest rates as of January 31, 1996 and 1997.

     At January 31, 1996 and 1997, the estimated fair value of the Company's subordinated debentures was as follows:

                                                  1996            1997
                                              -----------      ----------
     Secured subordinated debentures          $10,236,000      $9,939,000
     Subordinated debentures                           --       9,616,000
     Convertible subordinated debentures               --       5,904,000

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES - (Continued)

     The fair value of all other financial instruments was not materially different than their carrying value.

     Earnings per Share. Earnings per share for fiscal periods other than for the fiscal year ended January 31, 1997 is based on the weighted average number of common shares and common share equivalents outstanding and includes the effect of the issuance of shares in connection with the assumed exercise of dilutive stock options and the assumed conversion of dilutive convertible preferred stock using the treasury stock method. Earnings per share for the fiscal year ended January 31, 1997 is based on the weighted average number of common shares and common share equivalents outstanding and includes an additional 230,168 shares to give effect to the issuance of shares in connection with the assumed exercise of dilutive stock options and the assumed conversion of dilutive convertible preferred stock using the modified treasury stock method. Primary earnings for the fiscal year ended January 31, 1997 also reflect $101,672 of interest savings net of tax based on the calculation of earnings per share under the modified treasury stock method. Fully diluted earnings per share reflects additional dilution due to the use of the market price at the end of the period when higher than the average market price for the period. Fully diluted earnings per share for the fiscal year ended January 31, 1997 includes an additional 75,650 shares to give effect to the issuance of shares in connection with the assumed exercise of dilutive stock options and the assumed conversion of dilutive convertible preferred stock using the modified treasury stock method. Fully diluted earnings for the fiscal year ended January 31, 1997 also reflect $36,064 of interest savings net of tax based on the calculation of earnings per share under the modified treasury stock method. Earnings per share for the year ended June 30, 1994, for the seven months ended January 31, 1994 and 1995 and for the twelve months ended January 31, 1995, were computed using the number of common shares received by the shareholders of FFI in the Merger (see Note
2). Earnings per share for the year ended January 31, 1996 is based on the number of shares received by the shareholders of FFI in the Merger through the date of the Merger and thereafter is based on the actual number of common shares and common share equivalents outstanding. Earnings per share for the year ended January 31, 1997 is based on actual number of common shares and common share equivalents outstanding.

     Stock-Based Compensation. Effective February 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which encourages, but does not require companies to record compensation cost for stock-based employee and non-employee members of the Board of Directors of the Company (the "Board") compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock. See
Note 15.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Reclassifications. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the fiscal 1997 presentations.

2.   MERGER AND ACQUISITIONS

     Merger. In November 1995, FFI merged with and into Suave Shoe Corporation in a reverse acquisition. Following the Merger, Suave, as the surviving corporation, changed its name to "French Fragrances, Inc." The principal business operations following the Merger consist of the business previously conducted by FFI, which is the manufacture, distribution and marketing of prestige fragrances and related cosmetic products. Pursuant to the terms of the Merger: (i) each outstanding share of FFI common stock, $.01 par value per share ("FFI Common Stock"), was converted into the right to receive 7.12 shares of common stock, $.01 par value per share ("Common Stock"), of the surviving corporation; (ii) each outstanding share of FFI Series A Preferred was converted into the right to receive one share of Series A Preferred Stock, $.01 par value per share ("Series A Preferred");
(iii) each outstanding share of FFI Series B Convertible Preferred, $.01 par value ("Series B Convertible Preferred"), was converted into one share of Series B Convertible Preferred Stock, $.01 par value per share ("Series B Convertible Preferred"); and (iv) each outstanding option to purchase one share of FFI Common Stock was adjusted to be exercisable for 7.12 shares of Common Stock. In connection with the Merger, the surviving corporation issued to FFI shareholders 7,120,000 shares of Common Stock, 20,000 shares of Series A Preferred and 350,000 shares of Series B Convertible Preferred. In connection with the Merger, FFI relocated its distribution facilities to the larger facility formerly occupied by Suave in Miami Lakes, Florida (the "Miami Lakes Facility").

     In connection with the Merger, the shareholders of Suave adopted amendments to Suave's Articles of Incorporation to: (i) change the name of Suave to "French Fragrances, Inc."; (ii) increase the number of authorized shares of Common Stock, from 10,000,000 to 50,000,000; (iii) authorize 20,000 shares of Series A Preferred and 350,000 shares of Series B Convertible Preferred issued pursuant to the Merger; and (iv) authorize 5,000,000 shares of undesignated preferred stock.

     The Merger was treated as a recapitalization of the Company, with FFI as the accounting acquiror (i.e., a reverse acquisition) and has been accounted for under the "purchase" method of accounting in accordance with generally accepted accounting principles. In connection therewith, the Company acquired net assets with a fair value of approximately $10,100,000, consisting of $9,500,000 in property and equipment and $3,200,000 in current assets, offset by $2,600,000 in assumed liabilities.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   MERGER AND ACQUISITIONS - (Continued)

     Geoffrey Beene Acquisition. In March 1995, FFI completed the acquisition (the "Geoffrey Beene Acquisition") from Sanofi Beaute, Inc. of certain assets, including the worldwide license to the Geoffrey Beene fragrance and cosmetic lines, which include the brands Grey Flannel, Bowling Green and Chance and certain inventory. The license agreement extends for thirty years (subject to renewal by G.B. Parfums) and requires royalty payments of 3% of net sales. A related agreement provides consulting fees to the licensor. The purchase price approximated $18,000,000 and included the exclusive license and trademarks for the manufacture and distribution of the brands in the amount of $15,000,000 and inventories in the amount of approximately $3,000,000.

     FFI financed the Geoffrey Beene Acquisition in part with $8,225,000 of proceeds from the issuance to a group of shareholders of $8,225,000 principal amount of 8% Secured Subordinated Debentures due 2005 Series I ("8% Series I Debentures") and 350,000 shares of FFI Series B Convertible Preferred. Each share of FFI Series B Convertible Preferred was convertible prior to January 31, 2005 into one share of FFI Common Stock upon payment by the Holder of $23.50 per share. Pursuant to the Merger, each of these shares was exchanged for one newly issued Series B Convertible Preferred share which is convertible into 7.12 shares of Common Stock upon the payment of $3.30 per share. The amount received was allocated based on estimated fair value and accounted for by allocating $3,500 to Series B Convertible Preferred and $8,221,500 to the 8% Series I Debentures. Interest expense on these debentures totaled approximately $594,000 and $639,000 for the years ended January 31, 1996 and 1997, respectively. As of January 31, 1997, the shareholders had redeemed $786,500 principal amount of 8% Series I Debentures to convert 33,995 shares of Series B Convertible Preferred Stock into 242,041 shares of Common Stock. As of January 31, 1997, principal payments for these debentures are currently payable at the rate of $1,488,000 per year from 2001 through 2005.

     FFI funded the balance of the purchase price for the Geoffrey Beene Acquisition through borrowings under its bank credit facility, including a new $7,000,000 term loan facility (the "Geoffrey Beene Term Loan"). The Geoffrey Beene Term Loan is repayable monthly, commencing April 1995, and currently bears interest at prime plus 1.75%. The monthly payments were $83,333 for the first twelve months, increasing to $166,667 for the remaining months. The final payment of all principal and interest outstanding is due in full on December 31, 1998. Interest expense for the

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   MERGER AND ACQUISITIONS - (Continued)

Geoffrey Beene Term Loan approximated $620,000 and $527,000 for the years ended January 31, 1996 and 1997, respectively.

     Halston Acquisition. In March 1996, the Company completed the acquisition (the "Halston Acquisition") from Halston Borghese, Inc. ("HBI") and its affiliates of certain assets relating to the Halston fragrance brands, including the trademarks and certain inventory and tangible assets. The purchase price was approximately $22,000,000 and was paid as follows:
(i) $19,000,000 in cash; and (ii) a $2,000,000 note issued to HBI maturing March 20, 2000 (the "HBI Note"), which is to be repaid on a quarterly basis in an amount equal to 5% of the Company's net sales of the Halston brands, provided that no payments are due until October 15, 1997 and that the accrued amount bears interest at 8% per annum. The Company also assumed approximately $1,000,000 in trade payables. The cash portion of the purchase price was financed as follows: (a) $3,000,000 from the issuance of the equivalent principal amount of 8% Secured Subordinated Debentures due 2005, Series II (the "8% Series II Debentures"), and 571,429 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"); and (b) $16,000,000 in term loans from the two banks which were parties to the Company's then existing credit facility. Each share of Series C Convertible Preferred is convertible into one share of Common Stock upon the payment of a conversion price of $5.25 per share. The term loans consisted of the following: (1) a $1,000,000 term loan from one of the banks due December 31, 1996, bearing interest at 0.75% over prime (the "Halston Term Loan 1"); (2) $9,000,000 term loans from both banks on the credit facility due December 31, 1998, bearing interest at 1.75% over prime (collectively, the "Halston Term Loan 2"); and (3) a $6,000,000 term loan bearing interest at 2% over prime from one of the banks due June 14, 1996 (the "Bridge Loan"). In June 1996, the Company issued a mortgage in the amount of $6,000,000 on the Miami Lakes Facility to partially repay the Bridge Loan. The mortgage note provides for interest at 8.84%, a 20-year amortization schedule and a maturity date eight years from issuance. Of the proceeds from the $6,000,000 mortgage note, $2,000,000 was placed in escrow to be drawn upon for the completion of the capital improvements on the Miami Lakes Facility. As of January 31, 1997, approximately $1,315,000 remained in escrow pending completion of the capital improvements on the Miami Lakes Facility and is reflected as restricted cash and investment in the accompanying consolidated balance sheet. In July 1996, with a portion of the net proceeds received from the public offering (the "Offering") of 3,364,000 shares of Common Stock, the Company repaid the Halston Term Loan 1 and the Halston Term Loan 2. See Note 3.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   MERGER AND ACQUISITIONS - (Continued)

     FMG Acquisition. In May 1996, the Company completed the acquisition (the "FMG Acquisition") of certain assets of Fragrance Marketing Group, Inc. ("FMG"), including contract rights under certain license and exclusive distribution agreements in the United States for several brands, including Ombre Rose, Lapidus, Faconnable, Balenciaga, Bogart, Chevignon and Niki de Saint Phalle, inventory, accounts receivable and tangible assets. In addition, the Company assumed approximately $3,100,000 of certain trade and other payables of FMG and discharged approximately $600,000 of accounts receivable due from FMG. In addition to the payables assumed and the discharge of the receivable, the consideration for the assets included approximately $4,300,000 in cash, $11,100,000 aggregate principal amount of 8.5% Subordinated Debentures (the "8.5% Debentures") and $900,000 of the Company's inventory to be delivered to FMG. The Company also issued to FMG (for assignment to its shareholders and senior management) warrants for an aggregate of 1,075,000 shares of Common Stock, which will be exercisable at $7.50 per share from July 1997 to January 2002. The cash portion of the purchase price was financed from the Company's revolving credit facility. The 8.5% Debentures consist of: (i) a $4,000,000 8.5% Debenture which requires mandatory principal payments of $2,000,000 in May 1998 and 1999;
(ii) a $6,500,000 8.5% Debenture which requires mandatory annual principal repayments of $2,167,000 commencing May 2002, with the remaining balance due May 2004; (iii) a $500,000 8.5% Debenture which requires mandatory annual principal repayments of $167,000 commencing May 2003 with the remaining balance due May 2004; and (iv) a $100,000 8.5% Debenture which requires mandatory annual principal repayments of $33,000 commencing May 2002, with the remaining balance due May 2004. In addition, warrants for 160,000 shares of Common Stock, which are exercisable at $7.50 per share from July 1997 to January 2002, were issued to certain key employees of FMG as an inducement to join the Company.

     The following unaudited information presents the Company's pro forma operating data for the years ended January 31, 1996 and 1997 as if the Halston Acquisition and the FMG Acquisition had been consummated at the beginning of each of the periods presented and includes certain adjustments to the historical consolidated statements of income of the Company to give effect to the acquisition of intangible assets including trademarks and associated intellectual property, license and distribution arrangements and of other net assets, the payment of the purchase prices in such acquisitions, the related issuances of additional indebtedness by the

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   MERGER AND ACQUISITIONS - (Continued)

Company, and the increased amortization of intangible assets. The Halston fragrance brands acquired were not operated or accounted for separately by HBI. In addition, HBI had never segregated indirect operating cost information relative to these brands. Accordingly, the pro forma adjustments reflect the historical net sales, cost of sales and direct operating expenses of the Halston fragrance brands for the year ended December 30, 1995 and for the period from January 1, 1996 through March 20, 1996. Direct operating expenses for the Halston brands consist principally of marketing, advertising and demonstrator expenses and exclude selling, general and administrative, research and development, interest, income tax and amortization of intangible expenses. The unaudited pro forma financial data are not indicative of the results of operations that would have been achieved had the transactions been consummated prior to the periods in which they were completed, or that might be attained in the future.

                                             Pro Forma Year Ended
                                      January 31, 1996   January 31, 1997
                                      ----------------   ----------------
      Net sales                         $130,426,000       $143,905,000
      Net income                        $  4,243,000       $  7,380,000
      Net income per share equivalent   $       0.50       $       0.54

3.  PUBLIC OFFERING OF COMMON STOCK

     In July 1996, the Company completed the offering of 3,364,000 shares of Common Stock at a price of $6.00 per share. The Company realized approximately $18,000,000 of net proceeds from the Offering. Approximately $9,300,000 of the net proceeds were used to repay the outstanding balance of the Halston Term Loan 1 and the Halston Term Loan 2, and the balance of the net proceeds was used to reduce outstanding borrowings under the Company's credit facility. See Notes 2 and 7. In connection with the Offering, the Company issued warrants for an aggregate of 162,500 shares of Common Stock to the representatives of the underwriters, exercisable at $7.20 per share from June 28, 1997 to June 28, 1999.

4.   EXCHANGE OFFER

     In July 1996, the Company also consummated an exchange offer (the "Exchange Offer"), pursuant to which the Company issued $5,460,000 principal amount of 7.5% Convertible Subordinated Debentures Due 2006 (the

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.   EXCHANGE OFFER - (Continued)

"7.5% Convertible Debentures") in exchange for the 20,000 outstanding shares of Series A Preferred and the $3,460,000 outstanding principal amount of 12.5% Secured Subordinated Debentures Due 2002 (the "12.5% Debentures") (see Note 9). Pursuant to the Exchange Offer, each share of Series A Preferred was exchanged for $100 principal amount of 7.5% Convertible Debentures, and each outstanding 12.5% Debenture was exchanged for the equivalent principal amount of 7.5% Convertible Debentures. The 7.5% Convertible Debentures (i) are unsecured, (ii) require interest only payments at 7.5% per annum, payable semi-annually until maturity ten years from the date of issue, at which time the entire principal amount and any unpaid accrued interest is due and payable, (iii) are convertible at any time, at the option of the Holder, into shares of Common Stock at $7.20 per share, and (iv) are redeemable, at the option of the Company, at their principal amount commencing three years from the date of issue, but only in the event the Common Stock, at the time the redemption notice is delivered by the Company, has been trading at no less than $14.40 for 20 consecutive trading days. The shares of Series A Preferred have been canceled.

5.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                            January 31,        January 31,
                                                1996              1997
                                            -----------        -----------
   Land (includes $576,000 under
    capital lease)                          $ 3,447,000        $ 3,447,000
   Building (includes $1,224,000
    under capital lease)                      6,743,452          6,743,452
   Building improvements                             --            454,863
   Furniture and fixtures                       491,540            640,400
   Machinery and equipment                    1,161,020          1,811,780
   Tools and molds                                   --          1,051,689
                                            -----------        -----------
                                             11,843,012         14,149,184
   Less accumulated depreciation               (743,520)        (1,508,275)
                                            -----------        -----------
                                             11,099,492         12,640,909
   Construction in progress                          --          1,176,294
                                            -----------        -----------
   Property and equipment, net              $11,099,492        $13,817,203
                                            ===========        ===========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

     The following represents condensed financial information of Fine Fragrances, a fragrance distribution Company which is 49.99% owned by the Company and distributes the Salvador Dali, Cafe, Taxi and Watt brands.

                                             January 31,      January 31,
                                                1996             1997
                                             -----------      -----------
   Current assets                             $3,284,066      $4,327,313
   Other assets                                  742,265       1,386,694
                                              ----------      ----------
   Total assets                               $4,026,331      $5,714,007
                                              ==========      ==========

   Current liabilities                        $  970,716      $1,717,091
   Shareholders' equity                        3,055,615       3,996,916
                                              ----------      ----------
   Total liabilities and
    shareholders' equity                      $4,026,331      $5,714,007
                                              ==========      ==========
                                  Seven Months       Twelve Months          Years
                 Year Ended          Ended               Ended              Ended
                  June 30,         January 31,         January 31,       January 31,
                    1994        1994        1995          1995         1996        1997
                 ----------  ----------------------  -------------  ----------------------
    Net Sales    $3,742,342  $2,048,794  $3,004,644   $4,698,192    $4,746,765  $7,279,739
                 ==========  ==========  ==========   ==========    ==========  ==========
    Net Income   $  481,129  $  178,343  $  453,574   $  756,360    $  724,438  $  941,301
                 ==========  ==========  ==========   ==========    ==========  ==========

     The Company's equity in the net income of Fine Fragrances as reflected in the accompanying statements of income has been reduced for the amortization of the exclusive distribution agreements. The exclusive distribution agreements are being amortized using the straight-line method over six years, the term of the agreements. Amortization expense on these exclusive distribution agreements was approximately $75,000 for the year ended June 30, 1994, $44,000 for the seven months ended January 31, 1995, and $75,000 for each of the years ended January 31, 1996 and 1997.

     The reconciliation of the investment in unconsolidated affiliate is as follows:

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE - (Continued)

                                          January 31, 1996     January 31, 1997
                                          ----------------     ----------------
   Equity interest at 50%                    $1,527,800           $1,998,440
   Unamortized exclusive distribution
     agreements                                 180,435              105,778
                                          ----------------     ----------------
   Carrying value                            $1,708,235           $2,104,218
                                          ================     ================

     Current liabilities primarily relate to a $3,000,000 secured line of credit from a bank. The interest rate is prime rate plus 2.5% (prime rate was 8.25% at January 31, 1997). The line is secured by receivables and inventories. The line is subject to annual review and renewal by the bank in April. Amounts outstanding were $912,000 and $952,000 as of January 31, 1996 and 1997, respectively. There are no other material commitments or contingencies for Fine Fragrances other than the management fees owed to the Company (see Note 12).

7.   SHORT-TERM DEBT

     In March 1996, the Company entered into a credit facility to replace its then existing credit facility. The credit facility provides for borrowings on a revolving basis of up to $30,000,000 (which is increased to $40,000,000 from July 1 to December 31 as an over line for the holiday season). Borrowings are limited to eligible accounts receivable and inventories. Borrowings are also collateralized by the Company's shares of common stock in its subsidiaries and in Fine Fragrances and all other assets (including accounts receivable and inventories) other than the Miami Lakes Facility. The credit facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The credit facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional indebtedness. The credit facility also includes the Geoffrey Beene Term Loan of which $4,333,333 remained outstanding as of January 31, 1997 (see Note 2). In connection with the credit facility, the Company issued to the banks warrants to purchase 50,000 shares of Common Stock exercisable at $5.50 per share until March 14, 1998. In August 1996, the credit facility was amended to increase the over line borrowings for

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   SHORT-TERM DEBT - (Continued)

the 1996 holiday season from $40,000,000 to $55,000,000. In December 1996, the credit facility was amended to provide for an increase in the borrowing limit from $30,000,000 to $40,000,000 from January 1997 through March 1997. The outstanding balance under the credit facility (excluding the Geoffrey Beene Term Loan) as of January 31, 1997 and 1996 was $37,631,000 and $14,880,000 respectively. Interest expense under the credit facility totaled approximately $716,000 for the year ended June 30, 1994, $383,000 and $855,000 for the seven months ended January 31, 1994 and 1995, respectively; and $1,130,000, $1,910,000 and $3,192,000 for the twelve months ended January 31, 1995, and for the years ended January 31, 1996 and 1997, respectively. As part of the credit facility, the Company had approximately $599,000 in outstanding letters of credit at January 31, 1997. In March 1997, the Company's credit facility was amended to provide for an increase in the borrowing limit from $30,000,000 to $45,000,000 from March 31, 1997 through June 30, 1997.

8.   CONVERTIBLE SUBORDINATED DEBENTURES

     The convertible subordinated debentures as of January 31, 1996 represent 5% convertible debentures due 1997 (the "5% Convertible Debentures") which were convertible into Common Stock. Prior to the January 1, 1997 maturity, bondholders elected to convert $14,000 aggregate principal amount of the 5% Convertible Debentures into 1,815 shares of Common Stock. The balance of the 5% Convertible Debentures was redeemed by the Company at maturity. The convertible subordinated debentures as of January 31, 1997 represent the 7.5% Convertible Debentures issued in the Exchange Offer (see Note 4).

9.   SECURED SUBORDINATED DEBENTURES

     Secured subordinated debentures as of January 31, 1996, include
(1) $3,460,000 principal amount of 12.5% Debentures which were issued on July 2, 1992, and (2) $8,225,000 principal amount of 8% Series I Debentures. Secured subordinated debentures as of January 31, 1997, include
(1) $7,438,500 principal amount of 8% Series I Debentures, and (2) $3,000,000 principal amount of 8% Series II Debentures (see Note 2). The 12.5% Debentures were exchanged for 7.5% Convertible Debentures in the Exchange Offer (see Note 4). Interest expense on the secured subordinated debentures totaled approximately $443,000 for the year ended June 30, 1994; $252,000 for each of the seven months ended January 31, 1994 and 1995, and $433,000, $433,000 and $1,069,000, for the twelve months ended January 31, 1995 and for the years ended January 31, 1996 and 1997,

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.   SECURED SUBORDINATED DEBENTURES - (Continued)

respectively. The 8% Series I Debentures and 8% Series II Debentures are secured by a lien on all of the personal property and assets of the Company junior to the lien of the lender under the Company's credit facility (see
Note 7).

10.  CAPITAL LEASE AND INSTALLMENT LOANS

     As of January 31, 1997, the future minimum lease payments for the National Trading Facility under capital lease (see Note 1) and payments due on installment loans are as follows:

                                                      Capital     Installment
       January 31,                      Total          Lease         Loans
       ---------------------------------------------------------------------
       1998                         $   271,646    $   250,462      $ 21,184
       1999                             242,813        242,813            --
       2000                             235,163        235,163            --
       2001                             227,513        227,513            --
       2002 and thereafter            1,292,463      1,292,463            --
                                    -----------    -----------      --------
       Total                          2,269,598      2,248,414        21,184
       Less amount representing
         interest                      (998,414)      (998,414)           --
                                    -----------    -----------      --------
       Present value of net
         future payments              1,271,184      1,250,000        21,184
       Less current portion            (141,184)      (120,000)      (21,184)
                                    -----------    -----------      --------
       Balance at January 31, 1997   $1,130,000    $ 1,130,000      $      0
                                    ===========    ===========      ========

11.  INCOME TAXES

     The components of the provision for income taxes for the year ended June 30, 1994, for the seven months ended January 31, 1995 and for the years ended January 31, 1996 and 1997 are as follows:

                                                          Seven Months
                              Year Ended       Ended       Year Ended    Year Ended
                               June 30,     January 31,    January 31,   January 31,
                                 1994          1995           1996          1997
     -------------------------------------------------------------------------------
     Current income taxes:
       Federal                 $450,374     $1,579,491     $2,082,263    $4,108,569
       State                     79,415        168,480        352,639       738,230
                               --------     ----------     ----------    ----------
         Total current          529,789      1,747,971      2,434,902     4,846,799
                               --------     ----------     ----------    ----------
     Deferred income taxes:
       Federal                      610       (233,117)      (455,642)     (173,364)
       State                        111        (24,735)       (48,569)      (21,099)
         Total deferred             721       (257,852)      (504,211)     (194,463)
                               --------     ----------     ----------    ----------
         Total provision for
          income taxes         $530,510     $1,490,119     $1,930,691    $4,652,336
                               ========     ==========     ==========    ==========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  INCOME TAXES - (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carry forwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                               January 31, 1996     January 31, 1997
      ------------------------------------------------------------------------------
      Deferred tax liabilities:
       Property and equipment                     $     1,966          $       --
       Management incentive arrangements              119,304                  --
       Other                                               --              97,047
                                                  -----------          ----------
        Gross deferred tax liabilities                121,300              97,047
                                                  -----------          ----------
      Deferred tax assets:
       Excess of book bad debts reserve
        over tax reserve                              141,701              78,720
       Intangibles                                    232,252             129,224
       Management incentive arrangements                   --             310,043
       Net operating loss carry forwards              800,468             800,468
       Property and equipment                              --              80,332
       Inventories related                            290,475             454,533
       Other                                          218,214                  --
                                                  -----------          ----------
         Gross deferred tax assets                  1,683,110           1,853,320
                                                  -----------          ----------
      Net deferred tax asset                        1,561,810           1,756,723
      Valuation allowance for deferred taxes         (800,468)           (800,468)
                                                  -----------          ----------
      Net deferred tax asset                      $   761,342          $  955,805
                                                  ===========          ==========

     As of January 31, 1996 and 1997, the valuation allowance relates to the net operating loss carry forwards available in connection with the Merger discussed in Note 2 which expire through 2009.

     The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to pretax income for the following reasons:

                                         Seven Months            Year               Year
                         Year               Ended                Ended              Ended
                        Ended            January 31,          January 31,        January 31,
                    June 30, 1994           1995                 1996               1997
                    Amount    Rate     Amount     Rate     Amount     Rate     Amount    Rate
                   ----------------  ------------------  ------------------  -----------------
Income tax at
 statutory rates   $524,239  34.00%  $1,291,586  34.00%  $1,672,126  34.00%  $4,386,033 34.00%
Florida tax,
 net of federal
 benefit             51,724   3.35      154,177   4.06      232,742   4.71      473,307  3.67
Undistributed
 earnings in
 affiliate          (65,434) (4.24)     (61,686) (1.62)    (116,426) (2.36)    (138,594)(1.07)
Other                19,981   1.30      106,042   2.79      142,249   2.88      (68,410)(0.53)
                   --------  -----   ----------  -----   ----------  -----   ---------- -----
  Total income
   taxes           $530,510  34.41%  $1,490,119  39.23%  $1,930,691  39.23%  $4,652,336 36.07%
                   ===============   =================   =================   ================

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  RELATED PARTY TRANSACTIONS

     As of January 31, 1996, the Company had $410,000 outstanding in loans from shareholders, which were repaid in fiscal year end 1997. Interest expense on these loans totaled approximately $22,000 for the year ended June 30, 1994; $14,000 and $10,000 for the seven months ended January 31, 1994 and 1995, respectively; and $18,000, $28,000 and $16,000 for the twelve months ended January 31, 1995, and for the years ended January 31, 1996 and 1997, respectively.

     In the normal course of business and from time-to-time, the Company and its affiliates, Fine Fragrances and National Trading, have entered into transactions which are reflected on the balance sheet as Due to Affiliates, net. During the seven months ended January 31, 1995 and for the years ended January 31, 1996 and 1997, such transactions are summarized as follows:

                                                  Due to        Due to
                      Advances                    (from)        (from)       Total due
                      from          Management    Fine          National     to (from)
                      Fine          Fees and      Fragrances,   Trading,     Affiliates,
                      Fragrances    Other         net           net          net
Balance at
  June 30, 1994       $ 1,616,991   $ (490,849)   $ 1,126,142   $  304,994   $ 1,431,136
Advances, net             430,000           --        430,000       87,941       517,941
Management fee (8%)            --     (254,000)      (254,000)          --      (254,000)
Miscellaneous                  --      (31,011)       (31,011)          --       (31,011)
Interest (8.5%)            74,433           --         74,433        7,000        81,433
Repayments               (215,364)          --       (215,364)    (287,000)     (502,364)
                      -----------   ----------    -----------   ----------   -----------
Balance at
  January 31, 1995      1,906,060     (775,860)     1,130,200      112,935     1,243,135

Advances, net             873,000           --        873,000    1,444,160     2,317,160
Management fee (8%)            --     (375,576)      (375,576)          --      (375,576)
Interest (8.5%)           236,788           --        236,788           --       236,788
Repayments             (1,152,688)          --     (1,152,688)          --    (1,152,688)
                      -----------   ----------    -----------   ----------   -----------
Balance at
  January 31, 1996      1,863,160   (1,151,436)       711,724    1,557,095     2,268,819

Advances, net           1,495,000           --      1,495,000      222,500     1,717,500
Management fee (12%)           --     (925,289)      (925,289)          --      (925,289)
Interest (8.25%)          154,199           --        154,199           --       154,199
Repayments               (340,289)          --       (340,289)  (1,260,951)   (1,601,240)
                      -----------   ----------    -----------   ----------   -----------
Balance at
  January 31, 1997    $ 3,172,070   $(2,076,725)  $ 1,095,345   $  518,644   $ 1,613,989
                      ===========   ===========   ===========   ==========   ===========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  RELATED PARTY TRANSACTIONS - (Continued)

     The Company had various monitoring agreements with affiliates of the Company pursuant to which such affiliates provide financial advisory services to the Company. In consideration of the services provided, such affiliates received annual fees totaling $275,000 which are payable in quarterly installments. These agreements were terminated and replaced by a new consulting agreement on April 1, 1997. See Note 16.

     The Company has an employment agreement through April 2000 with its Chief Executive Officer, whereby he agrees to devote a majority of his business time and energies to the business and affairs of the Company. The agreement is automatically renewable for successive one year periods and contains a non-compete clause during the term of the agreement and for a period of five years after its termination.

13.  REDEEMABLE PREFERRED STOCK

     Redeemable Preferred Stock represents the Series A Preferred which was issued in exchange for the FFI Series A Preferred in the Merger. The FFI Series A Preferred was originally issued in July 1992. The Series A Preferred was exchanged for 7.5% Convertible Debentures in the Exchange Offer.

14. SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES

                                                    Years Ended
                                             January 31,     January 31,
                                                1996            1997
                                             ---------------------------
 Reverse acquisition of Suave
  Fair value of non-cash assets acquired     $12,267,430
                                             ===========
  Liabilities assumed                        $(2,654,391)
                                             ===========
 HBI Note issued in connection with the
  Halston Acquisition                                        $ 2,000,000
                                                             ===========
 7.5% Convertible Debentures issued in
  connection with the Exchange Offer                         $ 5,460,000
                                                             ===========
 Redemption of 8% Debentures used to pay
  for conversion of preferred stock                          $   786,500
                                                             ===========
 Acquisition of FMG assets:
 Fair value of assets acquired excluding
  inventory                                                  $14,552,489
                                                             ===========
 8.5% Debentures issued, net of discount                     $11,080,000
                                                             ===========
 Warrants issued                                             $    20,000
                                                             ===========
 Liabilities assumed                                         $ 3,107,328
                                                             ===========
 Discharge of receivable and inventory transferred           $ 1,544,489
                                                             ===========
 Inventory acquired for other than cash                      $ 1,199,332
                                                             ===========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.  STOCK OPTION PLANS

     In January 1995, the Board adopted two stock option plans, one for the benefit of non-employee directors (the "Non-Employee Director Plan") and another for directors, officers, and employees (the "1995 Stock Option Plan"). Both the 1995 Stock Option Plan and the Non-Employee Director Plan were assumed in the Merger and the outstanding options were adjusted for the Merger (see Note 2).

     The stock options awarded under the Non-Employee Director Plan are generally exercisable within a year after grant provided the grantee remains a director of FFI. The options granted under the Non-Employee Director Plan are non-qualified under the Internal Revenue Code. The option exercise price cannot be less than the fair value of the underlying Common Stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of Common Stock authorized under the Non Employee Director Plan is 200,000. As of January 31, 1996, no options were outstanding under the Non-Employee Director Plan. As of January 31, 1997, options for 44,500 shares of Common Stock were outstanding but none were exercisable. Options for 7,000 shares are exercisable at $6.00 per share on March 29, 1997, and options for 37,500 shares are exercisable at $7.00 per share on June 25, 1997.

     The stock options awarded under the 1995 Stock Option Plan are exercisable at any time or in any installments as determined by the Compensation Committee of the Board at the time of grant, provided that no stock options shall be exercisable prior to six months from the date of grant. The options granted under the 1995 Stock Option Plan may be either incentive and/or non-qualified stock options under the Internal Revenue Code as determined by the Compensation Committee. The aggregate fair value (determined at the grant date) of Common Stock with respect to which incentive options are exercisable for the first time by a participant of the plan during any calendar year shall not exceed $100,000. The number of shares of Common Stock authorized under the 1995 Stock Option Plan is 1,500,000. On January 26, 1995, options for 477,040 shares of Common Stock (following conversion in the Merger) were granted at $3.30 per share exercisable as follows: (i) 150,114 shares on July 26, 1995; (ii) 150,114 shares on January 26, 1996; (iii) 150,112 shares on January 26, 1997; and
(iv) 26,700 shares on January 26, 1998. On December 19, 1995, options for 50,000 shares of Common Stock were granted at $5.25 per share exercisable on June 19, 1996. On June 25, 1996, options for 92,500 shares of Common Stock were granted at $6.50, of which 30,834 of such options are currently exercisable and the remaining options become exercisable in equal amounts when the Common Stock next trades at $11.00 and $15.00, respectively.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.  STOCK OPTION PLANS

     In addition, two stock option plans were established by Suave prior to the Merger, the 1981 Employee Stock Option and Stock Appreciation Plan (the "1981 Employee Plan") and the 1993 Stock Option Plan (the "1993 Plan"). On February 22, 1996, options for 20,000 shares of Common Stock were granted at $5.25 per share exercisable in thirds on September 11, 1996, March 11, 1997 and March 11, 1998. On May 2, 1996, options for 45,000 shares of Common Stock were granted at $6.50 per share exercisable in thirds on November 2, 1996, May 2, 1997 and May 2, 1998. The terms relating to grants of options under the 1981 Employee Plan are similar to those of options granted under the 1995 Stock Option Plan. Effective
June 25, 1996, the Board determined that there would be no additional option grants under the 1981 Employee Plan or the 1993 Plan.

     The option activities of all plans are as follows:

                                             Year Ended              Year Ended
                                          January 31, 1996        January 31, 1997
                                          -----------------       -----------------
                                                   Weighted                Weighted
                                                   Average                 Average
                                                   Exercise                Exercise
                                          Shares   Price          Shares   Price
                                          -----------------       -----------------
    Beginning outstanding                 477,040    $3.30        527,040    $3.49
      Granted                              50,000     5.25        202,000     6.45
      Exercised                                --       --             --       --
      Canceled                                 --       --             --       --
                                          -------    -----        -------    -----
    Ending Outstanding                    527,040    $3.49        729,040    $4.31
                                          =======    =====        =======    =====
    Exercisable as of January 31, 1996
     and January 31, 1997                 300,228                 552,845
                                          =======                 =======
                Options Outstanding                    Options Exercisable
-------------------------------------------     ---------------------------------
                Number          Weighted                   Number
                Outstanding     Average         Weighted   Exercisable   Weighted
 Range of       as of           Remaining       Average    as of         Average
 Exercise       January 31,     Contractual     Exercise   January 31,   Exercise
 Price          1997            Life            Price      1997          Price
 -----------    -----------     -----------     --------   -----------   --------
 $3.30-$5.25    547,040         3.11            $3.55      507,007       $3.52
 $6.00-$7.00    182,000         5.57            $6.58       45,838       $6.50
 -----------    -----------     -----------     --------   -----------   --------
 $3.30-$7.00    729,040         3.72            $4.31      552,845       $3.77
 ===========    ===========     ===========     ========   ===========   ========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.  STOCK OPTION PLANS - (Continued)

     The Company applies APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized during the years ended January 31, 1996 and 1997 related to the stock options. Net income and net income per primary common share equivalent would have been as follows had the fair value of stock options granted during 1996 and 1997 been recognized as compensation expense as prescribed by SFAS No. 123:

                                                Fiscal Years Ended
                                                    January 31,
                                                1996           1997
                                            --------------------------
   Proforma net income                       $2,991,000     $8,142,000
   Net income per primary share equivalent        $0.35          $0.60

     In calculating the fair value of the stock options, the Company calculated the volatility of trading of its stock since it was listed on the Nasdaq National Market. The Company used a 7% risk-free rate of return and assumed no dividend payments over the life of the options.

16.  SUBSEQUENT EVENTS

     In April 1997, the Company entered into an agreement which grants to the Company an option to acquire the 50.01% of the common stock of Fine Fragrances that the Company does not already own from an unaffiliated third party. The purchase price consists of $2,000,000 plus an additional $1,000,000 to be paid over time based on 5% of the net sales of COFCI products, with any unpaid balance due 30 days after the third anniversary of the consummation of such transaction. Upon consummation of such transaction, Fine Fragrances will become a wholly owned subsidiary of the Company and its operations will be consolidated with those of the Company, and the management agreement with Fine Fragrances will be terminated.

     In April 1997, the monitoring agreements with affiliates of the Company were terminated. In their place, the Company entered into an agreement with E.S.B. Consultants, Inc. ("ESB") for financial, advisory and management services. The agreement is for a term of one year, renewable at the option of the Company for additional one-year terms and provides for a fee to ESB of $300,000. See Note 12.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.  SUBSEQUENT EVENTS - (Continued)

     In April 1997, the Company commenced a private placement of approximately $100 million in Senior Notes Due 2007 (the "Notes").
Proceeds from the sale of the Notes will be used to refinance indebtedness (including the indebtedness under its existing credit facility and approximately $14 million principal amount of subordinated debentures), to provide additional working capital support and to provide increased operational and financial flexibility to take advantage of expansion opportunities, through acquisitions of brands or new product distribution arrangements. The offering of the Notes (the "Offering") is expected to close by the middle of May 1997. The Notes will not be registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There is no assurance that the terms of the Offering will be acceptable to the Company or that the Company will be able to consummate this Offering. If the Offering is consummated, the Company expects to enter into a new standby credit facility to be available for additional working capital support. If the Offering is not consummated, the Company will retain its existing credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item has been previously reported in the Company's Current Report on Form 8-K dated February 22, 1996, which was filed on February 29, 1996 with the Securities and Exchange Commission, and will also be contained in the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held on June 20, 1997 (the "Proxy Statement").

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in the Proxy Statement, and is incorporated herein by this reference, or is included in
Part I under "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference, provided that the Compensation Committee Report and Performance Graph which is contained in the Proxy Statement shall not be deemed to be incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.   Financial Statements - The consolidated financial statements and independent auditors' report are listed in the "Index to Financial Statements and Schedules" on page 25 and included on pages 26 through 46.

     2. Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

     3.   Exhibits including those incorporated by reference.

                                      EXHIBIT INDEX
Exhibit
Number                                 Description
-------           ---------------------------------------------------------
2.1               Agreement and Plan of Merger, dated as of May 19, 1995,
                  by and between the Company and FFI (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated November 30, 1995 (Commission
                  File No. 1-6370)).

3.1 Amended and Restated Articles of Incorporation of the Company dated March 6, 1996 (incorporated herein by reference to Exhibit 3.1 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

3.2 Amendment dated September 19, 1996 to the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 4.4 filed as part of the Company's Form 10-Q for the quarter ended October 31, 1996 (Commission File No. 1-6370)).

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

                                      EXHIBIT INDEX
Exhibit
Number                                 Description
-------           ---------------------------------------------------------
4.5               Third Amendment to Credit Agreement and Other Transaction
                  Documents dated as of December 31, 1996, among the Company, Fleet National Bank and Bank of America
                  Illinois.

4.6               Fourth Amendment to Credit Agreement and Other
                  Transaction Documents dated as of March 31, 1997, among the Company and Fleet National Bank.

10.1 Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation ("Bedford"), Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

10.2 Amendment dated as of March 20, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-K for the year ended January 31, 1996 (Commission File No. 1-6370)).

10.3 Second Amendment dated as of July 22, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and the Estate of Eugene Ramos (incorporated by reference to Exhibit 10.3 filed as part of the Company's Form 10-Q for the quarter ended July 31, 1996 (Commission File No. 1-6370)).

10.4 Employment Agreement dated as of April 1, 1997, between the Company and Rafael Kravec.

10.5 Chief Operating Officer Compensation Agreement dated as of April 1, 1997, between the Company and E.S.B. Consultants, Inc.

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

10.8 Lease Agreement, dated as of July 2,1992, between FFI and National Trading (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

                                      EXHIBIT INDEX
Exhibit
Number                                 Description
-------         ---------------------------------------------------------
10.9            Option Agreement, dated July 2, 1992, between FFI and
                National Trading and Memorandum of Lease and Option
                Agreement related thereto (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company's
                Form 10-K for the fiscal year ended September 30, 1995
                (Commission File No. 1-6370)).

10.10 Amended and Restated Exclusive Trademark License Agreement, dated February 29, 1980, between Geoffrey Beene, Inc. and Epocha Distributors, Inc. (now known as Sanofi Beaute, Inc.) as amended July 29, 1992 and February 13, 1995 (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

10.11 Asset Purchase Agreement dated as of February 1, 1996, by and between the Company and Halston-Borghese, Inc. and its affiliates (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 20, 1996 (Commission File No. 1-6370)).

10.12 Asset Purchase Agreement dated as of April 17, 1996, by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and Jose Miguel Norona, including the forms of Debentures and Seller's Warrant related thereto (incorporated herein by reference to Exhibit 10.21(a) filed as a part of the Company's Registration Statement on Form S-1 dated May 3, 1996 (Registration Statement No. 333-4588)).

10.13 Amendment to Asset Purchase Agreement dated as of May 14, 1996, by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and Jose Miguel Norona (incorporated herein by reference to Exhibit 2.2 filed as a part of the Company's Form 8-K dated May 14, 1996 (Commission File No. 1-6370)).

10.14 Amendment to Asset Purchase Agreement dated as of July 1, 1996 by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and Jose Miguel Norona (incorporated by reference to Exhibit 4.4 filed as part of the Company's Form 10-Q for the quarter ended
                October 31, 1996 (Commission File No. 1-6370)).

12.1            Computation of Ratio of Earnings to Fixed Charges.

16.1 Letter from Arthur Andersen LLP Regarding Change in Certifying Accountant (incorporated herein by reference to Exhibit 16.1 filed as a part of the Company's Form 8-K dated February 22, 1996 (Commission File No. 1-6370)).

21.1            Subsidiaries of the Company.

27.1            Financial Data Schedule.
-------------
     The foregoing list omits instruments defining the rights of holders of long term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits to Form 10-K.

     See Item 14(a)3.

 (d) Financial Statement Schedules.

     See Item 14(a)2.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of April, 1997.

                           FRENCH FRAGRANCES, INC.



                           By: /s/ Rafael Kravec
                               --------------------
                               Rafael Kravec
                               Chairman of the Board and Chief Executive
                               Officer (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature           Title                              Date

/s/ William J. Mueller   Vice President-Operations          April 25, 1997
----------------------
William J. Mueller        and Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)

/s/ J.W. Nevil Thomas     Director                          April 25, 1997
----------------------
J.W. Nevil Thomas


/s/ E. Scott Beattie      Director                          April 25, 1997
----------------------
E. Scott Beattie


/s/ Richard C.W. Mauran   Director                          April 25, 1997
-----------------------
Richard C.W. Mauran


/s/ Fred Berens           Director                          April 25, 1997
----------------------
Fred Berens


/s/ George Dooley         Director                          April 25, 1997
----------------------
George Dooley