Form 10-Q
period 1997-04-30
FRENCH FRAGRANCES INC
filed 1997-06-12
CIK 95052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

                                 (305) 818-8000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                OUTSTANDING AT
          CLASS                                  JUNE 3, 1997
          -----                                --------------

 Common stock, $.01 par value                 13,258,311 shares




                             FRENCH FRAGRANCES, INC.

                               INDEX TO FORM 10-Q


PART I  - FINANCIAL INFORMATION                                                                              PAGE
                                                                                                             ----
Item 1.    Financial Statements

           Consolidated Balance Sheets - January 31, 1997 and April 30, 1997 ...................................3

           Consolidated Statements of Income - Three Months
           Ended April 30, 1996 and 1997........................................................................4

           Consolidated Statements of Cash Flows - Three Months
           Ended April 30, 1996 and 1997........................................................................5

           Notes to Consolidated Financial Statements...........................................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................................11

PART II  - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K....................................................................14

Signatures.....................................................................................................16





                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                JANUARY 31, 1997       APRIL 30, 1997
                                                                                ----------------       --------------
                                                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $     855,969        $     2,196,768
  Accounts receivable, net                                                          35,021,081             35,000,760
  Inventories                                                                       67,989,322             63,908,248
  Advances on inventory purchases                                                    3,441,020              4,803,363
  Prepaid expenses and other assets                                                    909,250              1,136,399
                                                                                 -------------          -------------
            Total current assets                                                   108,216,642            107,045,538
                                                                                 -------------          -------------
Investment in unconsolidated affiliate                                               2,104,218              2,238,726
                                                                                 -------------          -------------
Restricted cash and investments                                                      1,314,602                359,782
                                                                                 -------------          -------------
Property and equipment, net                                                         13,817,203             15,039,638
                                                                                 -------------          -------------
Other assets:
  Exclusive brand licenses and trademarks, net                                      45,126,465             44,312,343
  Deferred income taxes, net                                                           955,805                955,805
  Other intangibles and other assets                                                   843,109              1,210,553
                                                                                 -------------          -------------
            Total other assets                                                      46,925,379             46,478,701
                                                                                 -------------          -------------
            Total Assets                                                          $172,378,044           $171,162,385
                                                                                 =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                                                 $ 39,631,301           $ 46,323,348
  Accounts payable - trade                                                          37,329,059             28,735,134
  Other payables and accrued expenses                                               10,600,000             10,083,076
  Current portion of capital lease, installment loans,
    mortgage and term note                                                           1,308,370              1,536,570
  Due to affiliates, net                                                             1,613,989              1,897,926
                                                                                 -------------          -------------
            Total current liabilities                                               90,482,719             88,576,054
                                                                                 -------------          -------------
Long-term liabilities:
  Secured subordinated debentures                                                   10,435,035             10,394,476
  Subordinated debentures                                                           11,080,000             11,080,000
  Convertible subordinated debentures                                                5,460,000              5,460,000
  Mortgage note                                                                      5,824,231              5,792,612
  Term notes                                                                         3,285,915              2,537,650
  Capital lease and installment loans                                                1,130,000              1,100,000
                                                                                 -------------          -------------
            Total liabilities                                                      127,697,900            124,940,792
                                                                                 -------------          -------------
Commitments (Notes 4 and 7)

Shareholders' equity:
  Convertible, redeemable preferred stock, Series B, $.01 par value
     (liquidation preference of $.01 per share); 350,000 shares authorized;
     316,005 and 315,463 shares issued and outstanding, respectively                     3,160                  3,155
  Convertible, redeemable preferred stock, Series C, $.01 par value
     (liquidation preference of $.01 per share); 571,429 shares authorized;
     571,429 and 566,129 shares issued and outstanding, respectively                     5,714                  5,661
  Common stock, $.01 par value, 50,000,000 shares authorized;
     13,249,152 and 13,258,311 shares issued and outstanding, respectively             132,492                132,583
Additional paid-in capital                                                          29,185,161             29,225,687
Retained earnings                                                                   15,353,617             16,854,507
                                                                                 -------------          -------------
            Total shareholders' equity                                              44,680,144             46,221,593
                                                                                 -------------          -------------
            Total liabilities and shareholders' equity                            $172,378,044           $171,162,385
                                                                                 =============          =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            APRIL 30,
                                                              ------------------------------------
                                                                  1996                    1997
                                                              ------------              ----------
Net Sales                                                      $19,316,493             $35,102,038

Cost of sales                                                   13,455,988              23,598,456
                                                               -----------              ----------
     Gross Profit                                                5,860,505              11,503,582
                                                               -----------              ----------
Operating Expenses
     Warehouse and shipping                                        805,511               1,310,038
     Selling, general and administration                         3,102,334               5,156,653
     Depreciation and amortization                                 532,301               1,107,314
                                                              ------------             -----------
            Total operating expenses                             4,440,146               7,574,005
                                                              ------------             -----------
Income from Operations                                           1,420,359               3,929,577
                                                              ------------             -----------
Other income (expense):
     Interest expense, net                                      (1,198,829)             (1,742,440)
     Other income                                                  139,546                  37,668
                                                              ------------             -----------
          Other income (expense), net                           (1,059,283)             (1,704,772)
                                                              ------------             -----------
Income before equity in earnings
  of unconsolidated affiliate and
  provisions for income taxes                                      361,076               2,224,805
Equity in earnings of unconsolidated
  affiliate, 50% owned                                              91,469                 134,508
                                                              ------------             -----------
Income before income taxes                                         452,545               2,359,313
Provision for income taxes                                         160,200                 858,423
                                                              ------------             -----------
Net Income                                                     $   292,345              $1,500,890
                                                              ============             ===========

Earnings per common share equivalent:
     Primary                                                         $0.03                   $0.10
                                                              ============             ===========
     Fully diluted                                                   $0.03                   $0.10
                                                              ============             ===========

Weighted average number of common share equivalents:
     Primary                                                    11,175,985              15,626,868
                                                              ============             ===========
     Fully diluted                                              11,485,697              15,698,966
                                                              ============             ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           THREE MONTHS ENDED
                                                                                                                 APRIL 30,
                                                                                                  ---------------------------------
                                                                                                      1996                  1997
                                                                                                  -----------         -------------
 Cash flows from operating activities:
        Net Income                                                                               $    292,345           $ 1,500,890
        Adjustments to reconcile net income to cash provided by
          (used in) operating activities:
            Depreciation and amortization                                                             532,301             1,107,314
            Equity in earnings of unconsolidated affiliate                                            (91,469)             (134,508)
            Change in assets and liabilities net of effects from acquisitions:
            (Increase) decrease in accounts receivable                                             (5,101,435)               20,321
            (Increase) decrease in inventories                                                     (3,537,743)            4,081,073
            Increase in advances on inventory purchases                                              (127,446)           (1,362,343)
            Decrease (increase) in prepaid expenses and other assets                                1,147,720              (620,068)
            Increase (decrease) in accounts payable                                                 1,556,804            (8,593,925)
            Decrease in other payables and accrued expenses                                          (726,940)             (516,923)
            Decrease in due to affiliate, net                                                        (163,184)             (514,657)
                                                                                                 ------------           -----------
                Net cash used in operating activities                                              (6,219,047)           (5,032,826)
                                                                                                 ------------           -----------

 Cash flows from investing activities:
        Purchase of exclusive brand licenses and trademarks                                       (18,431,324)                  ---
        Additions to property and equipment, net of disposals                                        (277,511)           (1,490,151)
        Receipts of restricted cash                                                                       ---               954,820
                                                                                                 ------------           -----------
                Net cash used in investing activities                                             (18,708,835)             (535,331)
                                                                                                 ------------           -----------

 Cash flows from financing activities:
        Proceeds from the grant of stock purchase warrants                                             40,000                   ---
        Proceeds from the issuance of preferred stock                                                   5,714                   ---
        Proceeds from the issuance of secured subordinated debentures                               3,000,035                   ---
        Advances from (payments to) unconsolidated affiliate                                          206,091               798,594
        Proceeds from term loan                                                                     8,960,000                   ---
        Payments on term loans                                                                       (583,333)             (500,000)
        Net proceeds from short-term debt                                                           8,337,000             6,692,047
        Payments on capital lease and installment loans                                               (57,269)              (42,937)
        Payments on commercial mortgage                                                                   ---               (38,748)
        Proceeds from bridge loan                                                                   6,000,000                   ---
                                                                                                 ------------           -----------
                Net cash provided by financing activities                                          25,908,238             6,908,956
                                                                                                 ------------           -----------

 Net increase in cash and cash equivalents                                                            980,356             1,340,799
 Cash and cash equivalents at beginning of period                                                     123,960               855,969
                                                                                                 ------------           -----------
 Cash and cash equivalents at end of period                                                      $  1,104,316           $ 2,196,768
                                                                                                 ============           ===========
 Supplemental disclosure of cash flow information:
         Interest paid during the period                                                         $    781,997           $ 1,562,049
                                                                                                 ============           ===========
         Income taxes paid during the period                                                     $    393,000           $ 1,351,700
                                                                                                 ============           ===========


 Supplemental schedule of noncash financing and investing activities:
         Issuance of note to seller in connection with Halston acquisition                        $ 2,000,000
                                                                                                 ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

         French Fragrances, Inc. (the "Company") is a manufacturer, distributor and marketer of prestige designer fragrances and related cosmetic products, primarily to mass-market retailers in the United States.

         The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. As such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997, filed with the Commission.

         The consolidated balance sheet of the Company as of January 31, 1997 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated balance sheet of the Company as of April 30, 1997, the consolidated statements of income of the Company for the three months ended April 30, 1997 and 1996, and the consolidated statements of cash flow for the three months ended April 30, 1997 and 1996. Operating results for the three months ended April 30, 1997 are not necessarily indicative of the results for the full fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         EARNINGS PER SHARE - Earnings per share is based on the weighted average number of common shares outstanding as calculated under the treasury stock method and includes the effect of the issuance of shares in connection with the assumed exercise of dilutive stock options and warrants and the assumed conversion of dilutive convertible preferred stock. Fully diluted earnings per share reflects additional dilution due to the use of the market price at the end of the period when higher than the average market price for the period, including the assumed conversion of the convertible subordinated debentures with corresponding adjustments for interest expense, net of tax.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of fiscal 1998, as early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the three months ended April 30, 1996 and 1997, are as follows:

                                             THREE MONTHS ENDED APRIL 30,
                                             ---------------------------
                                             1996                   1997
                                             ----                   ----

Pro forma basic earnings per share           $0.03                 $0.11
Pro forma diluted earnings per share         $0.03                 $0.10

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

         The following represents financial information of Fine Fragrances, Inc. ("Fine Fragrances"), a fragrance distribution company which, at April 30, 1997, was 49.99% owned by the Company and distributes on an exclusive basis in the Unites States and Canada the SALVADOR DALI, TAXI, CAFE and WATT brands manufactured by COFCI, S.A. ("COFCI"). For the periods presented, the Company's investment in Fine Fragrances is accounted for under the equity method:

                                                JANUARY 31, 1997  APRIL 30, 1997
                                                ----------------  --------------
Current assets                                     $ 4,327,313      $ 5,274,062
Other assets                                         1,386,694        2,111,500
                                                  ------------     ------------
    Total assets                                   $ 5,714,007      $ 7,385,562
                                                  ============     ============
Current liabilities                                $ 1,717,091      $ 3,082,298
Shareholders' equity                                 3,996,916        4,303,264
                                                  ------------     ------------
     Total liabilities and shareholder's equity    $ 5,714,007      $ 7,385,562
                                                  ============     ============

                                                  THREE MONTHS ENDED APRIL 30,
                                                 -----------------------------
                                                     1996                1997
                                                 ----------         ----------
                       Net Sales                 $1,474,123         $1,949,787
                                                 ==========         ==========
                       Net Income                $  220,273         $  306,348
                                                 ==========         ==========

         The Company's equity in the net income of Fine Fragrances as reflected in the accompanying statements of income has been reduced for the amortization of the exclusive distribution agreements of Fine Fragrances. The exclusive distribution agreements are being amortized using the straight-line method over the term of the agreements.

         The reconciliation of the investment in unconsolidated affiliate is as follows:

                                                                  JANUARY 31, 1997        APRIL 30, 1997
                                                                  ----------------        --------------
                Equity interest at 50%                                 $ 1,998,440          $ 2,151,615
                Unamortized exclusive distribution agreements              105,778               87,111
                                                                       -----------          -----------
                Carrying value                                         $ 2,104,218          $ 2,238,726
                                                                       ===========          ===========

         Current liabilities primarily relate to a $3,000,000 secured line of credit from a bank. The interest rate was prime rate plus 2.5% (prime rate was 8.5% at April 30, 1997). The line was secured by receivables and inventories of Fine Fragrances. Amounts outstanding were $952,000 and $1,735,795 at January 31, 1997 and April 30, 1997, respectively. There were no other material commitments or contingencies for Fine Fragrances other than the management fees owed to the Company (see Note 7).

         In May 1997, the Company used approximately $4,226,000 of the net proceeds from a private placement (the "Offering") of $115,000,000 principal amount of 10-3/8% Senior Notes Due 2007 (the "Senior Notes") to acquire the 50.01% interest of Fine Fragrances that the Company did not own (the "Fine Fragrances Interest") from an unaffiliated third party and to repay Fine Fragrances' credit line (see Note 10). The purchase price for the Fine Fragrances Interest was $2,000,000, plus an additional $1,000,000 which is to be paid over time based on 5% of the net sales of COFCI products sold by Fine Fragrances or the Company, with any unpaid balance due 30 days after the third anniversary of the consummation of the transaction. As a result of this acquisition, Fine Fragrances became a wholly-owned subsidiary of the Company and the operations of Fine Fragrances will be consolidated with those of the Company.

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  SHORT-TERM DEBT

         In March 1997, the Company amended its credit facility to provide for an increase in the borrowing limit of the revolving portion of the credit facility from $30,000,000 to $45,000,000 from March 31, 1997 through June 30, 1997. At April 30, 1997, amounts outstanding under the credit facility were $48,156,681 (including $3,833,000 which remained outstanding under a term loan (the "Beene Loan") issued in connection with the acquisition of a long-term license for the Geoffrey Beene fragrance brands in March 1995 (the "Geoffrey Beene Acquisition")).

         In May 1997, the Company used approximately $48,595,000 of the net proceeds from the Offering to repay all amounts outstanding under its credit facility (including the Beene Loan) and terminated such facility. Concurrently with the closing of the Offering, the Company entered into a new stand-by credit facility (the "New Credit Facility") with the same lender which provides for borrowings on a revolving basis of up to $40,000,000, with a $3,000,000 sublimit for letters of credit. Borrowings under the New Credit Facility are limited to eligible accounts receivable and inventories. Borrowings under the New Credit Facility will be secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the new credit facility will rank PARI PASSU in right of payment with the Senior Notes. The New Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The New Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness.

NOTE 5.  SUBORDINATED DEBENTURES

         In May 1997, the Company used approximately $10,428,000 of the net proceeds from the Offering to redeem its outstanding 8% Secured Subordinated Debentures Due 2005 Series I and Series II which were issued in connection with the Geoffrey Beene Acquisition and the March 1996 acquisition of the Halston brands. The Company also used approximately $3,982,000 of the net proceeds from such offering to repurchase, at a discount, an 8.5% Subordinated Debenture Due 1999 in the principal amount of $4,000,0000 which was issued in connection with the acquisition of the assets of Fragrance Marketing Group, Inc. in May 1996.

NOTE 6.  INCOME TAXES

    The provision for income taxes for the three month period ended April 30, 1997 was calculated based upon the estimated tax rate of 39% for the full fiscal year ending January 31, 1998.

NOTE 7.  RELATED PARTY TRANSACTIONS

         In the normal course of business or from time-to-time, the Company and its affiliates, Fine Fragrances and National Trading Manufacturing, Inc., a company which is wholly-owned by the Chairman of the Company ("National Trading"), have entered into transactions which are reflected on the balance sheet as Due to affiliates, net. During the three months ended April 30, 1997, such transactions are summarized as follows:


                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  RELATED PARTY TRANSACTIONS (Continued)

                                 ADVANCES          FINE FRAGRANCES      DUE TO (FROM)        DUE TO (FROM)       TOTAL DUE TO
                                 FROM FINE         MANAGEMENT           FINE FRAGRANCES,     NATIONAL TRADING,   (FROM) AFFILIATES,
                                 FRAGRANCES        FEES AND OTHER       NET                  NET                  NET
                                 ----------        ---------------      ----------------     -----------------   ------------------
Balance at January 31, 1997      $3,172,070        ($2,076,725)            $1,095,345        $    518,644              $1,613,989
Advances, net                     1,172,151                                 1,172,151                                   1,172,151
Management fee (12%)                                  (242,227)              (242,227)                                   (242,227)
Interest                             39,174                                    39,174                                      39,174
Repayments                         (170,504)                                 (170,504)           (514,657)               (685,161)
                               ------------        -----------           ------------        ------------         ---------------
Balance at April 30, 1997        $4,212,891        $(2,318,952)            $1,893,939        $      3,987              $1,897,926
                               ============        ===========           ============        ============         ===============

         In connection with the acquisition of the Fine Fragrances Interest, the management agreement with Fine Fragrances was terminated effective May 1, 1997. In addition, all advances from Fine Fragrances were canceled.

         In April 1997, the Company terminated various monitoring agreements it had with affiliates of the Company. Pursuant to these agreements, the affiliates provided financial advisory services to the Company for annual fees totaling $275,000. These agreements were replaced by a one-year consulting agreement with E.S.B. Consultants, Inc. ("ESB"), pursuant to which ESB provides financial advisory and management services for a fee of $300,000.

NOTE 8.  STOCK OPTION PLANS

         During the three months ended April 30, 1997, The Company granted options for 30,000 shares at an exercise price of $8.38 per share under the 1995 Stock Option Plan.

NOTE 9.  SHAREHOLDERS' EQUITY

              A schedule of the transactions in the common stock and the preferred stock of the Company and the additional paid-in capital accounts is as follows:

                                           PREFERRED STOCK
                              ---------------------------------------
                                   SERIES B              SERIES C           COMMON STOCK         ADDITIONAL
                              -----------------     -----------------     -----------------       PAID-IN
                              SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT       CAPITAL
Balance at January 31, 1997  316,005     $3,160    571,429     $5,714   13,249,152  $132,492     $29,185,161

Issuance of Common Stock
   upon conversion of Series
   B and Series C convertible
   preferred stock              (542)        (5)     (5300)       (53)       9,159        91          40,526
                             -------    -------   --------    -------   ----------  --------     -----------


Balance at April 30, 1997    315,463     $3,155    566,129     $5,661   13,258,311  $132,583     $29,225,687
                             =======    =======   ========    =======   ==========  ========     ===========


                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUBSEQUENT EVENTS

         In May 1997, the Company, consummated the private placement of $115,000,000 principal amount of 10-3/8% Senior Notes, due 2007. Approximately $48,595,000 of the net proceeds from the sale of the Senior Notes was used to repay all of the outstanding indebtedness under the Company's credit facility and approximately $14,410,000 of the net proceeds was used to repay subordinated debentures of the Company (see Notes 4 and 5). In addition, the Company applied approximately $4,226,000 to the acquisition of the Fine Fragrances Interest and the repayment of all of the outstanding indebtedness under Fine Fragrances' credit facility (see Note 3). The balance of the net proceeds from the Offering will be used to provide the Company with additional working capital support, as well as increased operational and financial flexibility to take advantage of expansion opportunities, through acquisitions or new product distribution arrangements. The Senior Notes have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Senior Notes are expected to be exchanged for new notes containing identical terms which will be registered under the Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended January 31, 1997. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1996

         NET SALES. Net sales increased $15.8 million, or 82%, to $35.1 million for the three months ended April 30, 1997 from $19.3 million for the three months ended April 30, 1996. The increase in net sales was primarily attributable to (i) the increased selection of prestige fragrance brands that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands"), (ii) the acquisition of the Halston fragrance brands in March 1996 (the "Halston Acquisition"), and (iii) the acquisition of exclusive distribution agreements for the fragrance brands formerly distributed by Fragrance Marketing Group, Inc. ("FMG") in May 1996 (the "FMG Acquisition"). The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers. Management believes that increased sales have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

         GROSS PROFIT. Gross profit increased $5.6 million, or 96%, to $11.5 million for the three months ended April 30, 1997 from $5.9 million for the three months ended April 30, 1996. The increase in gross profit and the increase in gross margin (from 30.3% to 32.8%) were primarily attributable to the product sales from the Halston brands, as well as the brands formerly distributed by FMG (all of which were at higher gross margins) and an increase in the sale of certain product categories with higher gross margins such as gift sets. The increase in gross margin was partially offset by an increase in sales of certain Distributed Brands which typically sell at lower margins.

         WAREHOUSE AND SHIPPING EXPENSE. Warehouse and shipping expenses increased $505,000, or 63%, to $1,310,000 for the three months ended April 30, 1997 from $805,000 for the three months ended April 30, 1996. The increase resulted from the increase in net sales and higher customer service expenses.

         SG&A. Selling, general and administrative expenses increased $2.1 million, or 66%, to $5.2 million for the three months ended April 30, 1997 from $3.1 million for the three months ended April 30, 1996. The increase in selling, general and administrative expenses was primarily a result of an increase in advertising and promotional expenses for the Halston and Geoffrey Beene brands, an increase in sales commissions associated with the increase in net sales and the addition of sales, marketing and administrative personnel since the FMG Acquisition.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $575,000, or 108%, to $1,107,000 for the three months ended April 30, 1997 from $532,000 for the three months ended April 30, 1996. The increase was primarily attributable to increased amortization of trademarks and exclusive license agreements resulting from the Halston Acquisition and the FMG Acquisition.

         INTEREST EXPENSE, NET. Interest expense, net of interest income, increased $544,000, or 45% to $1,742,000 for the three months ended April 30, 1997 from $1,199,000 for the three months ended April 30, 1996. This increase was primarily due to the increase in average debt outstanding resulting from the Halston Acquisition and the FMG Acquisition and increased borrowings under the revolving portion of the Company's bank credit facility to accommodate increased working capital requirements, including the increased inventory levels needed to support higher net sales.

         NET INCOME. Net income increased $1,209,000, or 413%, to $1,501,000 for the three months ended April 30, 1997 from $292,000 for the three months ended April 30, 1996, primarily as a result of the increase in net sales and gross profit which were partially offset by higher selling, interest and amortization expenses.

         NET INCOME PER SHARE. Net income per share increased to $0.10 for the three months ended April 30, 1997, compared to $0.03 per share for the three months ended April 30, 1996, primarily as a result of the increase in net income, which was partially offset by the increased number of outstanding shares to give effect to the Company's public offering of 3,364,000 shares of common stock in July 1996.

         EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $3,084,000, or 158%, to $5,037,000 for the three months ended April 30, 1997 from $1,953,000 for the three months ended April 30, 1996. The EBITDA margin increased to 14.3% for the three months ended April 30, 1997 from 10.1% for the three months ended April 30, 1996. The increases in EBITDA and EBITDA margin were primarily attributable to the increase in gross profit discussed above, partially offset by the increase in selling, general and administrative expenses.

FINANCIAL CONDITION

         In March and May 1996, the Company completed the Halston Acquisition and the FMG Acquisition, respectively. These acquisitions, along with the Company's increased selection of Distributed Brands, have resulted in a significant increase in net sales and net income of the Company during the quarter ended April 30, 1997. The decrease in inventory and trade payables at April 30, 1997 resulted from the increase in net sales, as well as reduced purchases of certain Distributed Brand products as to which the Company had made opportunity purchases on favorable pricing and credit terms during the fourth quarter of fiscal year 1996. The Company funded its working capital requirements during the three months ended April 30, 1997 primarily with short-term debt from the revolving portion of its bank credit facility and with vendor credit, and the increase in short-term debt at April 30, 1997 primarily reflects the increased working capital requirements during the quarter ended April 30, 1997. See Note 4 to the Notes to Consolidated Financial Statements.

         In May 1997, the Company consummated the private placement of $115,000,000 principal amount of 10-3/8% Senior Notes Due 2005 (the "Senior Notes"). See Note 10 to Notes to Consolidated Financial Statements. Approximately $48,595,000 of the net proceeds from the sale of the Senior Notes was used to repay all of the outstanding indebtedness under the Company's credit facility (including amounts outstanding under a term loan issued in connection with the acquisition of a long-term license for the Geoffrey Beene fragrance brands in March 1995 (the "Geoffrey Beene Acquisition") and such credit facility was terminated. Approximately $10,428,000 of the net proceeds was used to repay the Company's 8% Secured Subordinated Debentures Series I and II which were issued in connection with the Geoffrey Beene Acquisition and the Halston Acquisition. In addition, approximately $4,226,000 of the net proceeds was used to acquire the 50.01% interest in Fine Fragrances, Inc. ("Fine Fragrances") that the Company did not own from an unaffiliated third party and to repay Fine Fragrances' bank credit line. The balance of the net proceeds from the offering of the Senior Notes will be used to provide the Company with additional working capital support, as well as increased operational and financial flexibility to take advantage of expansion opportunities, through acquisitions or new product distribution arrangements. The Senior Notes have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Senior Notes are expected to be exchanged for new notes containing identical terms which will be registered under the Act. The exchange offer will be made only by means of a prospectus.

         Concurrently with the closing of the Senior Note offering, the Company entered into a new stand-by credit facility (the "New Credit Facility") with Fleet National Bank ("Fleet") which provides for borrowings on a revolving basis of up to $40 million (including up to $3 million in commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations. Amounts borrowed on the revolving portion of the New Credit Facility mature on May 31, 1999. Loans under the revolving credit portion of the Credit Facility will bear interest, payable monthly, at a floating rate ranging from, at the option of the Company, either (i) 1.75% over LIBOR to 2.25% over LIBOR or (ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, and combinations thereof, in each case depending on the ratio of the Company's total funded debt to its shareholders equity base. The Company's borrowing availability under the New Credit Facility is limited to the sum of between 80 to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $20 million). The Company's obligations under the New Credit Facility will rank PARI PASSU in right of payment with the Senior Notes and senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, borrowings under the New Credit Facility are secured by a first priority lien on all of the Company's accounts receivable and inventory.

         The New Credit Facility: restricts the Company's ability to incur additional non-trade debt (with certain exceptions, including indebtedness not exceeding $50 million for a fiscal year issued in connection with certain asset purchases), and to enter into certain acquisitions, mergers, investments and affiliated transactions; and prohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock, certain payments on the subordinated debt and the sale of the Company's interest in its subsidiaries. The New Credit Facility also contains covenants requiring the Company to maintain a minimum shareholders' equity, a maximum leverage ratio, and minimum debt service and interest coverage ratios.


PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                                   DESCRIPTION
------            --------------------------------------------------------------
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

3.2               Amendment dated September 19, 1996 to the Amended and
                  Restated Articles of Incorporation of the Company
                  (incorporated by reference to Exhibit 4.4 filed as part of the Company's Form 10-Q for the quarter ended October 31, 1996
                  (Commission File No. 1- 6370)).

3.3 By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No.
                  1-6370)).

4.1 Indenture, dated as of May 13, 1997, between the Company and Marine Midland Bank, as trustee (incorporated herein by reference to Exhibit 4.1 filed as a part of the Company's Form
                  8-K dated May 13, 1997 (Commission File No. 1-6370)).

4.2 Registration Rights Agreement, dated May 13, 1997, among the Company, Donaldson, Lufkin & Jenrette Securities
                  Corporation and TD Securities (USA) Inc. (incorporated herein by reference to Exhibit 4.2 filed as a part of the Company's
                  Form 8-K dated May 13, 1997 (Commission File No. 1-6370))

4.3               Credit Agreement, dated as of May 13, 1997, between the
                  Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.3 filed as a part of the Company's Form
                  8-K dated May 13, 1997 (Commission File No. 1-6370)).

10.1              Registration Rights Agreement dated as of November 30,
                  1995, among the Company, Bedford Capital Corporation
                  ("Bedford"), Fred Berens, Rafael Kravec and Eugene Ramos
                  (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10- K for the fiscal year ended
                  September 30, 1995 (Commission File No. 1-6370)).

10.2              Amendment dated as of March 20, 1996 to Registration
                  Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and Eugene Ramos
                  (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-K for the year ended January 31, 1996 (Commission File No. 1-6370)).






EXHIBIT
NUMBER                             DESCRIPTION
-------           --------------------------------------------------------------
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

10.4 Employment Agreement dated as of April 1, 1997, between the Company and Rafael Kravec (incorporated herein by reference to Exhibit 10.4 filed as a part of the Company's
                  Form 10-K for the fiscal year ended January 31, 1997
                  (Commission File No. 1-6370)).

10.5 Chief Operating Officer Compensation Agreement dated as of April 1, 1997, between the Company and E.S.B. Consultants,
                  Inc. (incorporated herein by reference to Exhibit 10.5 filed as a part of the Company's Form 10-K for the fiscal year ended
                  January 31, 1997 (Commission File No. 1-6370)).

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

10.10             Amended and Restated Exclusive Trademark License
                  Agreement, dated February 29, 1980, between Geoffrey Beene,
                  Inc., and Epocha Distributors, Inc. (now known as Sanofi
                  Beaute, Inc.) as amended July 29, 1992 and February 13, 1995
                  (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company's Form 10-K for the fiscal year ended
                  September 30, 1995 (Commission File No. 1-6370)).

10.11 Asset Purchase Agreement dated as of February 1, 1996, by and between the Company and Halston-Borghese, Inc. and its affiliates (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 20, 1996
                  (Commission File No. 1- 6370)).

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





EXHIBIT
NUMBER                                       DESCRIPTION
------            --------------------------------------------------------------
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

10.14             Amendment to Asset Purchase Agreement dated as of July
                  1, 1996, by and between the Company and Fragrance Marketing
                  Group, Inc. and Rene Garcia and Jose Miguel Norona
                  (incorporated by reference to Exhibit 4.4 filed as part of the Company's Form 10-Q for the quarter ended October 31, 1996
                  (Commission File No. 1-6370)).

27.1              Financial Data Schedule.


--------------------

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

                                           FRENCH FRAGRANCES, INC.

Date:  JUNE 6, 1997                        /S/ RAFAEL KRAVEC
                                           -----------------------------------
                                           Rafael Kravec
                                           Chairman and Chief Executive
                                           Officer
                                           (PRINCIPAL EXECUTIVE OFFICER)

Date:  JUNE 6, 1997                        /S/ WILLIAM J. MUELLER
                                           -----------------------------------
                                           William J. Mueller
                                           Vice President-Operations and
                                           Chief Financial Officer
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                           OFFICER)

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------

27               Financial Data Schedule