Form 10-Q
period 1997-07-31
FRENCH FRAGRANCES INC
filed 1997-09-10
CIK 95052

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended July 31, 1997

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

                         Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Outstanding at
                  Class                   September 8, 1997
      ----------------------------        -----------------
      Common stock, $.01 par value        13,453,115 shares

                     FRENCH FRAGRANCES, INC.


                       INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         July 31, 1997 and January 31,1997

         Consolidated Statements of Income -
         Three and Six Months Ended July 31, 1997 and 1996

         Consolidated Statements of Cash Flows -
         Six Months Ended July 31, 1997 and 1996

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                               January 31, 1997  July 31, 1997
                                               ----------------  -------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    855,969    $ 21,501,819
  Accounts receivable, net                         33,762,541      35,329,788
  Inventories                                      67,989,322      88,267,482
  Advances on inventory purchases                   3,441,020       6,545,917
  Prepaid expenses and other assets                 2,167,790       5,083,561
                                                  -----------     -----------
       Total current assets                       108,216,642     156,728,567
                                                  -----------     -----------
Investment in unconsolidated affiliate              2,104,218              --
                                                  -----------     -----------
Restricted cash and investments                     1,314,602              --
                                                  -----------     -----------
Property and equipment, net                        13,817,203      16,293,729
                                                  -----------     -----------
Other assets:
  Exclusive brand licenses and trademarks, net     45,126,465      44,455,192
  Senior note offering costs, net                          --       3,738,983
  Deferred income taxes, net                          955,805       1,030,403
  Other intangibles and other assets                  843,109       1,353,512
                                                  -----------     -----------
       Total other assets                          46,925,379      50,578,090
                                                  -----------     -----------
       Total assets                              $172,378,044    $223,600,386
                                                  ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                $ 39,631,301    $         --
  Accounts payable - trade                         37,329,059      31,900,410
  Other payables and accrued expenses              10,600,000       6,753,914
  Current portion of capital lease,
   installment loans, mortgage and term note        1,308,370       1,775,203
  Due to affiliates, net                            1,613,989         293,032
                                                  -----------     -----------
       Total current liabilities                   90,482,719      40,722,559
                                                  -----------     -----------
Long-term liabilities:
  Secured subordinated debentures                  10,435,035              --
  Subordinated debentures                          11,080,000       7,080,000
  Convertible subordinated debentures               5,460,000       5,460,000
  Mortgage note                                     5,824,231       5,771,142
  Term notes                                        3,285,915       1,449,273
  Senior notes                                             --     115,000,000

   Capital lease and installment loans              1,130,000       1,070,000
                                                  -----------     -----------
       Total liabilities                          127,697,900     176,552,974
                                                  -----------     -----------
Commitments

Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000
   shares authorized; 316,005 and 309,231
   shares issued and outstanding, respectively          3,160           3,092
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429
   shares authorized; 571,429 and 553,320
   shares issued and outstanding, respectively          5,714           5,533
  Common stock, $.01 par value, 50,000,000
   shares authorized; 13,249,152 and 13,315,485
   shares issued and outstanding, respectively        132,492         133,155
Additional paid-in capital                         29,185,161      29,438,980
Retained earnings                                  15,353,617      17,466,652
                                                  -----------     -----------
     Total shareholders' equity                    44,680,144      47,047,412
                                                  -----------     -----------
     Total liabilities and shareholders' equity  $172,378,044    $223,600,386
                                                  ===========     ===========


              See Notes to Consolidated Financial Statements.
/TABLE

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                Three Months                  Six Months
                                   Ended                        Ended
                                  July 31,                     July 31,
                             1996         1997             1996        1997
                         -----------   -----------    -----------  -----------
Net Sales                 $23,802,106   $35,635,233   $43,118,599  $70,737,271
Cost of Sales              15,237,358    23,604,396    28,693,346   47,202,852
                           ----------    ----------    ----------   ----------
  Gross Profit              8,564,748    12,030,837    14,425,253   23,534,419

Operating Expenses
  Warehouse and shipping    1,004,213     1,437,726     1,809,724    2,747,764
  Selling, general and
   administration           4,051,881     5,520,776     7,154,215   10,677,429
  Depreciation and
   amortization               994,935     1,155,488     1,527,236    2,262,802
                           ----------    ----------    ----------   ----------
    Total operating
     expenses               6,051,029     8,113,990    10,491,175   15,687,995
                           ----------    ----------    ----------   ----------
Income from Operations      2,513,719     3,916,847     3,934,078    7,846,424
Other Income (Expense)
  Interest expense, net    (1,810,562)   (3,076,502)   (3,009,391)  (4,818,942)
  Other income                186,164       164,781       325,710      202,448
                           ----------    ----------    ----------   ----------
    Other Income
     (expense), net        (1,624,398)   (2,911,721)   (2,683,681)  (4,616,494)
                           ----------    ----------    ----------   ----------
Income Before Equity in
 Earnings of Unconsoli-
 dated Affiliate and
 Provisions for Income
 Taxes                        889,321     1,005,126     1,250,397    3,229,930
Equity in Earnings of
 Unconsolidated Affiliate,
 50% Owned                    150,966            --       242,435      134,508
                           ----------    ----------    ----------   ----------
Income Before Income
 Taxes                      1,040,287     1,005,126     1,492,832    3,364,438
Provision for Income
 Taxes                        363,648       392,980       523,849    1,251,403
                           ----------    ----------    ----------   ----------
Net Income                $   676,639   $   612,146   $   968,983  $ 2,113,035
                           ==========    ==========    ==========   ==========

Earnings per common
 share equivalent:
   Primary                      $0.06         $0.04         $0.08        $0.14
                                 ====          ====          ====         ====
   Fully diluted                $0.06         $0.04         $0.08        $0.14
                                 ====          ====          ====         ====
Weighted average number
 of common share
 equivalents:
   Primary                 12,281,453    15,447,880    11,728,719   15,537,374
                           ==========    ==========    ==========   ==========
   Fully diluted           12,281,453    15,572,870    11,883,575   15,635,918
                           ==========    ==========    ==========   ==========


              See Notes to Consolidated Financial Statements.
/TABLE

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                         Six Months Ended
                                                             July 31,
                                                        1996          1997
                                                  ------------   ------------

Cash Flow from Operating Activities
  Net Income                                      $    968,983   $  2,113,035
  Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities:
    Depreciation and amortization                    1,527,236      2,262,802
    Amortization of senior note offering costs              --         79,546
    Equity in earnings of unconsolidated
     affiliate                                        (242,435)      (134,508)
  Change in assets and liabilities net
   of effects from the acquisitions:
   Increase in accounts receivable                  (7,343,295)      (805,042)
   Increase in inventories                         (23,226,128)   (17,472,522)
   Decrease (increase) in prepaid expenses
    and other current assets                         1,006,460     (5,517,357)
   Increase (decrease) in accounts payable           6,592,573     (4,946,146)
   Decrease in other payables and
    accrued expenses                                  (588,100)    (4,749,689)
   Decrease in due to affiliate, net                  (977,166)    (1,015,612)
                                                   -----------    -----------
     Net cash used in operating activities         (22,281,872)   (30,189,493)
                                                   -----------    -----------
Cash Flows from Investing Activities
  Cash payment for acquisition of unconsolidated
   affiliate, net of cash acquired                          --     (1,745,768)
  Receipt of restricted cash for capital
   improvements                                             --      1,314,602
  Cash portion of purchase of exclusive
   brand license                                   (18,974,638)            --
  Additions to property and equipment,
   net of disposals                                   (666,649)    (3,055,589)
                                                   -----------    -----------
     Net cash used in investing activities         (19,641,287)    (3,486,755)
                                                   -----------    -----------
Cash Flows from Financing Activities
  Proceeds from stock offering                      18,071,825             --
  Proceeds from the grant of stock purchase
   warrants                                             40,000             --
  Proceeds from the issuance of preferred
   stock                                                 5,714             --
  Proceeds from the issuance of secured
   subordinated debentures                           3,000,035             --
 Proceeds from the issuance of senior notes, net            --    111,550,000
 Payments to retire subordinated debentures                 --    (14,394,475)
 Proceeds from converstion of preferred stock               --        213,674
 Advances from unconsolidated affiliate, net           523,369        798,894
 Proceeds from term loans                            8,960,000             --
 Payments on term loans                             (9,833,333)    (4,333,333)
 Net proceeds from (payments on) short-term debt    18,506,649    (39,367,096)
 Payments on capital lease and installment loans      (110,477)       (81,145)
 Payment of loans from shareholders                   (410,000)            --
 Proceeds from bridge and inventory loans            7,000,000             --
 Payment of bridge and inventory loans              (7,000,000)            --
 Proceeds from mortgage                              4,000,000             --
 Payments on mortgage                                   (9,168)       (68,421)
                                                   -----------    -----------
     Net cash provided by financing activities      42,744,614     54,318,098
                                                   -----------    -----------

Net Increase in Cash and Cash Equivalents              821,455     20,645,850
Cash and Cash Equivalents at Beginning of Period       123,960        855,969
                                                   -----------    -----------
Cash and Cash Equivalents at End of Period        $    945,415   $ 21,501,819
                                                   ===========    ===========

Supplemental Disclosure of Cash Flow
 Information:
  Interest paid during the period                 $  2,354,167   $  2,821,796
                                                   ===========    ===========
  Income taxes paid during the period             $    853,441   $  4,651,700
                                                   ===========    ===========


              See Notes to Consolidated Financial Statements
/TABLE

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

     The consolidated balance sheet of the Company as of January 31, 1997 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated balance sheet of the Company as of July 31, 1997, the consolidated statements of income of the Company for the three and six months ended July 31, 1997 and 1996, and the consolidated statements of cash flow for the six months ended July 31, 1997 and 1996. Operating results for the three and six months ended July 31, 1997 are not necessarily indicative of the results for the full fiscal year.

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

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of fiscal 1998, as early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the three and six months ended
July 31, 1996 and 1997, are as follows:

                               Three Months      Six Months
                                  Ended            Ended
                                 July 31,         July 31,
                               1996    1997     1996    1997
                              -------------    -------------
Pro forma basic earnings
  per share                   $0.06   $0.05    $0.09   $0.16
Pro forma diluted earnings
  per share                   $0.06   $0.04    $0.08   $0.14


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Segments of an Enterprise - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosure about Segments of an Enterprise and Related Information. The statement is effective for financial statements for periods beginning after December 15, 1997, and requires information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also demands for related disclosure about products and services, geographical areas, and major customers. Management is in the process of evaluating the impact of SFAS No. 131 on its consolidated financial statements.

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Investment in unconsolidated affiliate at January 31, 1997 represents the shareholder's equity (adjusted for the unamortized exclusive distribution agreements corresponding to the brands described below) corresponding to the Company's then 49.99% interest in Fine Fragrances, Inc. ("Fine Fragrances"), a fragrance distribution company which distributed on an exclusive basis in the Unites States and Canada the Salvador Dali, Laguna, Dalissime, Salvador, Dalimix, Taxi, Cafe and Watt brands manufactured by COFCI, S.A. ("COFCI"). Prior to May 1997, the Company's investment in Fine Fragrances was accounted for under the equity method.

     In May 1997, the Company used approximately $4,226,000 of the net proceeds from a private placement (the "Offering") of $115,000,000 principal amount of 10-3/8% Senior Notes Due 2007, Series A (the "Series A Senior Notes") to acquire the 50.01% interest of Fine Fragrances that the Company did not own (the "Fine Fragrances Interest") from an unaffiliated third party and to repay Fine Fragrances' credit line (see Note 10). The purchase price for the Fine Fragrances Interest was $2,000,000, plus an additional $1,000,000 which is to be paid over time based on 5% of the net sales of COFCI products sold by Fine Fragrances or the Company, with any unpaid balance due 30 days after the third anniversary of the consummation of the transaction. As a result of this acquisition, since May 1997, Fine Fragrances became a wholly-owned subsidiary of the Company and the operations of Fine Fragrances have been consolidated with those of the Company. The brands manufactured by COFCI are distributed by the Company under new ten year agreements.

NOTE 4.  SHORT-TERM DEBT

     In May 1997, the Company used approximately $48,595,000 of the net proceeds from the Offering to repay all amounts outstanding under its credit facility and terminated such facility. Concurrently with the closing of the Offering, the Company entered into a new stand-by credit facility (the "New
Credit Facility") with the same lender which provides for borrowings on a revolving basis of up to $40,000,000, with a $3,000,000 sublimit for letters of credit. Borrowings under the New Credit Facility are limited to eligible accounts receivable and inventories. Borrowings under the New Credit Facility will be secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the new credit facility will rank pari passu in right of payment with the Senior Notes. The New Credit Facility contains

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  SHORT-TERM DEBT - Continued

several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The New Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness. At July 31, 1997, no borrowings were outstanding under the New Credit Facility.

NOTE 5.  SUBORDINATED DEBENTURES

     In May 1997, the Company used approximately $10,428,000 of the net proceeds from the Offering to redeem its outstanding 8% Secured Subordinated Debentures Due 2005 Series I and Series II (plus accrued interest) which were issued in connection with the March 1995 acquisition of a long-term license for the Geoffrey Beene brands and the March 1996 acquisition of the Halston brands. The Company also used approximately $3,982,000 of the net proceeds from such offering to pay accrued interest and purchase, at a discount, an 8.5% Subordinated Debenture Due 1999 in the principal amount of $4,000,000 which was issued in connection with the acquisition of the assets of Fragrance Marketing Group, Inc. in May 1996.

NOTE 6.  INCOME TAXES

     The provision for income taxes for the three and six months ended July 31, 1997 was calculated based upon the estimated tax rate of 39% for the full fiscal year ending January 31, 1998.

NOTE 7.  RELATED PARTY TRANSACTIONS

     At July 31, 1997, the Company had $293,032 outstanding in advances from National Trading Manufacturing, Inc., a company which is wholly-owned by the Chairman of the Company ("National Trading"), which advances are reflected on the balance sheet as
Due to affiliates, net.   Due to affiliates, net at January 31,
1997 includes advances from Fine Fragrances, net of repayments and management fees, of $1,095,345 and advances from National Trading of $518,644. As a result of the acquisition in May 1997 of the Fine Fragrances Interest, the management agreement pursuant to which the Company was performing management services on behalf of Fine Fragrances was terminated, Fine Fragrances credit facility was terminated and advances from Fine Fragrances to the Company were canceled. Accordingly, there were no related party transactions between the Company and Fine Fragrances for the three months ended July 31, 1997. See Note 3.

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  RELATED PARTY TRANSACTIONS - Continued

     In April 1997, the Company terminated various monitoring agreements it had with affiliates of the Company. Pursuant to these agreements, the affiliates provided financial advisory services to the Company for annual fees totaling $275,000.
These agreements were replaced by a one-year consulting agreement with E.S.B. Consultants, Inc. ("ESB"), a Company wholly-owned by the President of the Company, pursuant to which ESB provides financial advisory and management services for a fee of $300,000. The President does not draw a separate salary from the Company.

NOTE 8.  STOCK OPTION PLANS

     During the six months ended July 31, 1997, the Company granted options for 30,000 shares at an exercise price of $8.38 per share and options for 7,500 shares at an exercise price of $9.38 under the Company's 1995 Stock Option Plan. In addition, the Company granted options for 30,000 shares at an exercise price of $9.38 per share under the Company's Non-Employee Director Stock Option Plan.

NOTE 9.  SHAREHOLDERS' EQUITY

     A schedule of the transactions in the common stock and the preferred stock of the Company and the additional paid-in capital accounts during the six months ended July 31, 1997 is as follows:

                              Preferred Stock                                      Additional
                        Series B           Series C            Common Stock         Paid-in
                    Shares    Amount   Shares    Amount     Shares      Amount      Capital
                    ----------------   ----------------   ---------------------   -----------
Balance at
 January 31, 1997   316,005   $3,160   571,429   $5,714   13,249,152   $132,492   $29,185,161
Issuance of
 Common Stock
 upon conversion
 of Series B and
 Series C
 convertible
 preferred stock     (6,774)     (68)  (18,109)    (181)      66,333        663       253,819
                    -------   ------   -------   ------   ----------   --------   -----------
Balance at
 July 31, 1997      309,231   $3,092   553,320   $5,533   13,315,485   $133,155   $29,438,980
                    =======   ======   =======   ======   ==========   ========   ===========
/TABLE

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SENIOR NOTE OFFERING

     In May 1997, the Company, consummated the private placement of $115,000,000 principal amount of 10-3/8% Senior Notes, due 2007, Series A. Approximately $48,595,000 of the net proceeds from the sale of the Senior Notes was used to repay all of the outstanding indebtedness under the Company's credit facility and approximately $14,410,000 of the net proceeds was used to repay subordinated debentures of the Company (see Notes 4 and 5). In addition, the Company applied approximately $4,226,000 to the acquisition of the Fine Fragrances Interest and the repayment of all of the outstanding indebtedness under Fine Fragrances' credit facility (see Note 3). The balance of the net proceeds from the Offering has been and will continue to be used to provide the Company with additional working capital support, as well as increased operational and financial flexibility to take advantage of expansion opportunities, through acquisitions or new product distribution arrangements. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes") which contain identical terms to the Series A Senior Notes but have been registered under the Securities Act of 1933, as amended.

     The Indenture pursuant to which the Series A Senior Notes (and the Series B Senior Notes following their exchange for the Series A Senior Notes) were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the New Credit Facility. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the Series B Senior Notes have the option to require the Company to repurchase their notes in the event there is a change of control in the Company (as defined in the Indenture).

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SENIOR NOTE OFFERING - Continued

     The following unaudited information presents the Company's pro forma operating data for the fiscal year ended January 31, 1997 and the six months ended July 31, 1997 as if the Offering of the Series A Senior Notes and the acquisition of Fine Fragrances had been consummated at the beginning of the period presented and include certain adjustments to the historical consolidated statement of income of the Company to give effect to the Offering and the use of proceeds relating thereto. The unaudited pro forma financial data are not indicative of the results of operations that would have been achieved had the Offering been consummated prior to the period in which it was completed, or that might be attained in the future.

                                  Fiscal Year        Six Months
                                     Ended              Ended
                                January 31, 1997    July 31, 1997
     Net sales                      $147,762           $72,687
     Cost of sales                    98,495            48,253
                                     -------            ------
     Gross profit                     49,267            24,434
     Operating expenses               29,680            16,111
                                     -------            ------
     Income from operations           19,587             8,323
     Interest expense, net           (13,829)           (6,920)
     Other income and equity in
      earnings of unconsolidated
      affiliate                        1,213               204
                                     -------            ------
     Income before income taxes        6,971             1,607
     Provision for income taxes        2,373               577
                                     -------            ------
     Net income                     $  4,598           $ 1,030
                                     =======            ======

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
          INVESTING ACTIVITIES

     FFI incurred the following non-cash financing and investing activities for the six months ended July 31, 1996 and 1997.

                                              July 31, 1996   July 31, 1997
                                              -------------   -------------
     HBI Note issued in connection with the
      Halston Acquisition                      $ 2,000,000
                                                ==========
     7.5% Convertible Debentures issued in
      connection with the Exchange Offer       $ 5,460,000
                                                ==========
     Redemption of 8% Debentures used to
      pay for conversion of preferred stock    $   786,500     $   40,559
                                                ==========      =========

     COFCI note issued in connection with
      acquisition of unconsolidated affiliate                  $1,000,000
                                                                =========
     Acquisition of FMG assets:

      Fair value of assets acquired excluding
       inventory                               $14,552,489
                                                ==========
      8.5% Debentures issued, net of discount  $11,080,000
                                                ==========
      Warrants issued                          $    20,000
                                                ==========
      Liabilities assumed                      $ 3,107,328
                                                ==========
      Discharge of receivable and inventory
       transferred                             $ 1,544,489
                                                ==========
      Inventory acquired for other than cash   $ 1,199,332
                                                ==========
     Acquisition of unconsolidated affiliate:

      Book value of assets acquired,
       excluding inventory                                     $2,296,051
                                                                =========
      Liabilities assumed                                      $3,156,895
                                                                =========
      Inventory acquired                                       $2,805,638
                                                                =========
/TABLE

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 1997 Compared to the Three Months
Ended July 31, 1996
- -------------------------------------------------------------

     Net sales. Net sales increased $11.8 million, or 50%, to $35.6 million for the three months ended July 31, 1997 from $23.8 million for the three months ended July 31, 1996. The increase in net sales was primarily attributable to (i) the increased selection of prestige fragrance brands that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands"), (ii) the addition of the net sales of COFCI, S.A. fragrance products following the May 1997 acquisition (the "Fine Acquisition") of the 50.01% interest of Fine Fragrances, Inc. that the Company did not own (which was previously accounted for under equity in earnings of unconsolidated affiliate, 50% owned), and (iii) increased sales of the Geoffrey Beene fragrance brands. See Note 3 to Notes to Consolidated Financial Statements. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers. Management believes that increased sales during the three months ended July 31, 1997, resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $3.5 million, or 41%, to $12.0 million for the three months ended July 31, 1997 from $8.5 million for the three months ended July 31, 1996. The increase in gross profit was primarily attributable to the increase in product sales from the Geoffrey Beene, the COFCI brands and the Distributed Brands. Gross margins decreased from 36.0% to 33.8% primarily as a result of an increase in sales of certain Distributed Brands which typically sell at lower margins, which was partially offset by the increase in gross margins and sales of Geoffrey Beene and COFCI brands.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $434,000, or 43%, to $1,438,000 for the three months ended July 31, 1997 from $1,004,000 for the three months ended July 31, 1996. The increase resulted from the increase in net sales.

     SG&A. Selling, general and administrative expenses increased $1.5 million, or 36%, to $5.5 million for the three months ended July 31, 1997 from $4.0 million for the three months ended July 31, 1996. The increase in selling, general and administrative expenses was primarily a result of an increase in advertising and promotional expenses for the Halston and Geoffrey Beene brands and the addition of sales and administrative
personnel.   Selling, general and administrative expenses for the
three months ended July 31, 1997 also increased as a result of the termination of the management fees derived from Fine Fragrances following the Fine Acquisition.

     Depreciation and Amortization. Depreciation and amortization increased $160,000, or 16%, to $1,155,000 for the three months ended July 31, 1997 from $995,000 for the three months ended July 31, 1996. The increase was primarily attributable to the amortization of the costs from the Debt Offering and the depreciation of costs related to (i) the renovation of, and move to, the Miami Lakes facility (including new machinery and equipment) and (ii) new tools and molds necessary for the manufacture of products.

     Interest Expense, Net. Interest expense, net of interest income, increased $1,266,000, or 70% to $3,077,000 for the three months ended July 31, 1997 from $1,811,000 for the three months ended July 31, 1996. This increase was primarily due to the increase in average debt outstanding resulting from the May 1997 offering (the "Debt Offering") of $115,000,000 principal amount of 10-3/8% Senior Notes Due 2007, Series A (the "Series A Senior Notes"), which was partially offset by the increase in interest income resulting from the investment of the excess proceeds from the Offering. See "Financial Condition."

     Net Income. Net income decreased $65,000, or 10%, to $612,000 for the three months ended July 31, 1997 from $677,000 for the three months ended July 31, 1996, as a result of the increase in interest expenses which were partially offset by the increase in net sales and gross profit.

     Net Income Per Share. Net income per share decreased to $0.04 for the three months ended July 31, 1997, compared to $0.06 per share for the three months ended July 31, 1996, primarily as a result of the decrease in net income and the increase in the number of outstanding shares following the Company's public offering of 3,364,000 shares of common stock in July 1996 (the "Stock Offering").

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $1,563,000, or 45%, to $5,072,000 for the three months ended July 31, 1997 from $3,509,000 for the three months ended July 31, 1996. The EBITDA margin decreased to 14.2% for the three months ended July 31, 1997 from 14.7% for the three months ended July 31, 1996. The increase in EBITDA is primarily attributable to the increase in gross profit and the decrease in selling, general and administrative expenses as a percentage of net sales. The decrease in EBITDA margin is primarily attributable to the decrease in gross margin discussed above, partially offset by the decrease in selling, general and administrative expenses as a percentage of net sales.

Six Months Ended July 31, 1997 Compared to the Six Months Ended
July 31, 1996
- ---------------------------------------------------------------

     Net sales. Net sales increased $27.6 million, or 64%, to $70.7 million for the six months ended July 31, 1997 from $43.1 million for the six months ended July 31, 1996. The increase in net sales was primarily attributable to (i) the increased selection of Distributed Brands, (ii) the acquisition of the Halston fragrance brands in March 1996, (iii) the addition of the net sales of the COFCI fragrance products following the Fine Acquisition in May 1997, and (iv) the acquisition of exclusive distribution agreements for the fragrance brands formerly distributed by Fragrance Marketing Group, Inc. ("FMG") in May 1996 (the "FMG Acquisition"). The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers.
Management believes that increased sales have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $9.1 million, or 63%, to $23.5 million for the six months ended July 31, 1997 from $14.4 million for the six months ended July 31, 1996. The increase in gross profit was primarily attributable to the product sales from the Halston, Geoffrey Beene, COFCI brands, the brands formerly distributed by FMG and the Distributed Brands. Gross margins decreased from 33.5% to 33.3% primarily as a result of a higher percentage of sales of certain Distributed Brands, which typically sell at lower margins than sales of the Halston and Geoffrey Beene products.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $938,000, or 52%, to $2,748,000 for the six months ended July 31, 1997 from $1,810,000 for the six months ended July 31, 1996. The increase resulted from the increase in net sales.

     SG&A. Selling, general and administrative expenses increased $3.5 million, or 49%, to $10.7 million for the six months ended July 31, 1997 from $7.2 million for the six months ended July 31, 1996. The increase in selling, general and administrative expenses was primarily a result of an increase in advertising and promotional expenses for the Halston and Geoffrey Beene brands and the addition of sales, marketing and administrative personnel.

     Depreciation and Amortization. Depreciation and amortization increased $736,000, or 48%, to $2,263,000 for the six months ended July 31, 1997 from $1,527,000 for the six months ended July 31, 1996. The increase was primarily attributable to increased amortization of trademarks and exclusive license agreements resulting from the Halston Acquisition and the FMG Acquisition, the amortization of the costs from the Debt Offering and the depreciation of costs related to (i) the renovation of, and move to, the Miami Lakes facility (including new machinery and equipment) and (ii) tools and molds acquired in the Halston Acquisition and in connection with the manufacture of products.

     Interest Expense, Net. Interest expense, net of interest income, increased $1,810,000, or 60% to $4,819,000 for the six months ended July 31, 1997 from $3,009,000 for the three months ended July 31, 1996. This increase was primarily due to the increase in average debt outstanding resulting from (i) the Offering of the Series A Senior Notes, (ii) the Halston Acquisition, (iii) the FMG Acquisition and (iv) increased borrowings during the three months ended April 30, 1997 under the revolving portion of the Company's bank credit facility to accommodate increased working capital requirements, including the increased inventory levels needed to support higher net sales. The increase in interest expense, net of interest income, was partially offset by the increase in interest income resulting from the investment of the excess proceeds from the Debt Offering.

     Net Income. Net income increased $1,144,000, or 118%, to $2,113,000 for the six months ended July 31, 1997 from $969,000 for the six months ended July 31, 1996, primarily as a result of the increase in net sales which were partially offset by higher interest, selling, general and administrative and amortization expenses.

     Net Income Per Share. Net income per share increased to $0.14 for the six months ended July 31, 1997, compared to $0.08 per share for the six months ended July 31, 1996, primarily as a result of the increase in net income, which was partially offset by the increased number of outstanding shares to give effect to the Stock Offering in July 1996.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $4,648,000, or 85%, to $10,109,000 for the six months ended July 31, 1997 from $5,461,000 for the six months ended July 31, 1996. The EBITDA margin increased to 14.3% for the six months ended July 31, 1997 from 12.7% for the six months ended July 31, 1996. The increases in EBITDA and EBITDA margin were primarily attributable to the decrease in selling, general and administrative expenses as a percentage of net sales.

FINANCIAL CONDITION

     In May 1997, the Company consummated the Debt Offering of $115,000,000 principal amount of the Series A Senior Notes. See
Note 10 to Notes to Consolidated Financial Statements. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes") which contain identical terms to the Series A Senior Notes but have been registered under the Securities Act of 1933, as amended. Approximately $48,595,000 of the net proceeds from the sale of the Series A Senior Notes was used to repay all of the outstanding indebtedness under the Company's credit facility (including amounts outstanding under a term loan issued in connection with the acquisition of a long-term license for the Geoffrey Beene fragrance brands in March 1995 (the "Geoffrey Beene Acquisition") and such credit facility was terminated. Approximately $10,428,000 of the net proceeds was used to repay the Company's 8% Secured Subordinated Debentures Series I and II (plus accrued interest) which were issued in connection with the Geoffrey Beene Acquisition and the Halston Acquisition. Approximately $3,982,000 of the net proceeds ws used to pay accrued interest and purchase, at a discount, an 8.5% Subordinated Debenture due 1999 which was issued in connection with the FMG Acquisition. In addition, approximately $4,226,000 of the net proceeds was used for the Fine Acquisition and to repay Fine Fragrances' bank credit line. The balance of the net proceeds from the Debt Offering has been used during the three months ended July 31, 1997 for working capital support and for purchases of Distributed Brands on favorable terms. At July 31, 1997, the Company had available to it approximately $21.5 million of unused proceeds from the Debt Offering which it expects to continue to use for additional working capital support, as well as increased operational and financial flexibility to take advantage of expansion opportunities, through acquisitions or new product distribution arrangements.

     The Indenture pursuant to which the Series A Senior Notes
(and the Series B Senior Notes following their exchange for the Series A Senior Notes) were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the New Credit
Facility. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments, in each case, subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The
Indenture also provides that the holders of the Series B Senior
Notes have the option to require the Company to repurchase their notes in the event there is a change of control in the Company.

     Concurrently with the closing of the Debt Offering, the Company entered into a new stand-by credit facility (the "New Credit Facility") with Fleet National Bank ("Fleet") which provides for borrowings on a revolving basis of up to $40 million (including up to $3 million in commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations. Amounts borrowed on the revolving portion of the New Credit Facility mature on May 31, 1999. Loans under the revolving credit portion of the Credit Facility will bear interest, payable monthly, at a floating rate ranging from, at the option of the Company, either (i) 1.75% over LIBOR to 2.25% over LIBOR or (ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, and combinations thereof, in each case depending on the ratio of the Company's total funded debt to its shareholders equity base. The Company's borrowing availability under the New Credit Facility is limited to the sum of between 80 to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $20 million). The Company's obligations under the New Credit Facility will rank pari passu in right of payment with the Series B Senior Notes and senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, borrowings under the New Credit Facility are secured by a first priority lien on all of the Company's accounts receivable and inventory. See Note 4 to Notes to Consolidated Financial Statements.

     The New Credit Facility: restricts the Company's ability to incur additional non-trade debt (with certain exceptions, including indebtedness not exceeding $50 million for a fiscal year issued in connection with certain asset purchases), and to enter into certain acquisitions, mergers, investments and affiliated transactions; and prohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock, certain payments on the subordinated debt and the sale of the Company's interest in its subsidiaries. The New Credit

Facility also contains covenants requiring the Company to maintain a minimum shareholders' equity, a maximum leverage ratio, and minimum debt service and interest coverage ratios. At July 31, 1997, the Company had the entire balance of the New Credit Facility available for additional working capital support and general corporate purposes.

     At July 31, 1997, the Company increased its inventories significantly in anticipation of sales for the holiday season. Trade and other payables were significantly reduced as a result of the Company's application of the net proceeds from the Debt Offering to outstanding payables. Additional proceeds from the Debt Offering have been used for advance payments on inventory purchases.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     In May 1997, the Company, consummated the private placement of $115,000,000 principal amount of 10-3/8% Senior Notes, due 2007, Series A (the "Series A Senior Notes"). In July 1996, the Series A Notes were exchanged for an equivalent principal amount of 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes") which contain identical terms to the Series A Senior Notes but have been registered under the Securities Act of 1933, as amended. The Indenture pursuant to which the Series A Senior Notes (and the Series B Senior Notes following their exchange for the Series A Senior Notes) were issued (the "Indenture"), among other things, generally limits the ability of the Company to (i) pay any dividend or make any distribution on account of its capital stock or other equity interest or (ii) to purchase or redeem any capital stock or equity interest of the Company, in each case, subject to the satisfaction of a fixed charge coverage ratio and a net income test. Concurrently with the closing of the senior note offering, the Company entered into a new stand-by credit facility with a bank (the "New Credit Facility"). The New Credit Facility prohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of the Company was held on June 20, 1997 in Miami Lakes, Florida.

     (b) The following directors were elected at the meeting effective June 20, 1997: Rafael Kravec, J. W. Nevil
          Thomas, E. Scott Beattie, Fred Berens, Richard C. W.
          Mauran and George Dooley.

     (c) The shareholders voted at the Meeting on the matters set forth below. No broker non-votes were received on any of the matters voted.

          1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified.

Item 4.   Submission of Matters to a Vote of Security Holders -
          (Continued)

                                                 Votes Cast
                                           ---------------------
                                                      Against or
                                              For      Withheld
                                           ---------- ----------
               J. W. Nevil Thomas          11,205,553    1,712
               E. Scott Beattie            11,205,553    1,712
               Rafael Kravec               11,205,553    1,712
               Fred Berens                 11,205,553    1,712
               Richard C. W. Mauran        11,205,553    1,712
               George Dooley               11,205,553    1,712

          2. The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 1998 was 11,189,847 for, 1,883 against and 15,535 withheld.

     (d)  Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                       Description
- -------   -------------------------------------------------------
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

Exhibit
Number                       Description
- -------   -------------------------------------------------------
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

4.2       Credit Agreement, dated as of May 13, 1997, between the
          Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.3 filed as a part of the Company's Form 8-K dated May 13, 1997 (Commission File
          No. 1-6370)).

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

Exhibit
Number                       Description
- -------   -------------------------------------------------------
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

10.11 Asset Purchase Agreement dated as of February 1, 1996, by and between the Company and Halston-Borghese, Inc.
          and its affiliates (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 20, 1996 (Commission File No. 1-6370)).

Exhibit
Number                       Description
- -------   -------------------------------------------------------
10.12 Asset Purchase Agreement dated as of April 17, 1996, by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and Jose Miguel Norona, including the forms of Debentures and Seller's Warrant related thereto(incorporated herein by reference to Exhibit 10.21(a) filed as a part of the Company's Registration Statement on Form S-1 dated May 3, 1996 (Registration Statement No. 333-4588)).

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

     (b)  Reports on Form 8-K.

     A Current Report on Form 8-K dated May 13, 1997, was filed on May 21, 1997 reporting on the Company's offering of senior notes and the Company's new credit facility under Item 5. Other
Events.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRENCH FRAGRANCES, INC.



Date: September 9 , 1997           /s/ Rafael Kravec
      ------------------           -----------------------
                                   Rafael Kravec
                                   Chairman and Chief
                                   Executive Officer
                                   (Principal Executive
                                   Officer)



Date: September 8, 1997            /s/ William J. Mueller
      ------------------           -----------------------
                                   William J. Mueller
                                   Vice President-Operations,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)