Form 10-Q
period 1997-10-31
FRENCH FRAGRANCES INC
filed 1997-12-03
CIK 95052

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 31, 1997

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

                       Yes [ X ]   No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Outstanding at
                  Class                   December 1, 1997
      ----------------------------        -----------------
      Common stock, $.01 par value        13,580,064 shares

                     FRENCH FRAGRANCES, INC.


                       INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         January 31, 1997 and October 31, 1997

         Consolidated Statements of Income -
         Three and Nine Months Ended October 31, 1996 and 1997

         Consolidated Statements of Cash Flows -
         Nine Months Ended October 31, 1996 and 1997

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  January 31,     October 31,
                                                     1997            1997
                                                  -----------     -----------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    855,969    $  3,460,142
  Accounts receivable, net                         33,762,541      83,406,167
  Inventories                                      67,989,322      94,075,083
  Advances on inventory purchases                   3,441,020       7,230,697
  Prepaid expenses and other assets                 2,167,790       6,053,523
                                                 ------------    ------------
       Total current assets                       108,216,642     194,225,612
                                                 ------------    ------------
Investment in unconsolidated affiliate              2,104,218              --
                                                 ------------    ------------
Restricted cash and investments                     1,314,602              --
                                                 ------------    ------------
Property and equipment, net                        13,817,203      18,518,055
                                                 ------------    ------------
Other assets:
  Exclusive brand licenses and trademarks, net     45,126,465      43,615,604
  Senior note offering costs, net                          --       3,752,098
  Deferred income taxes, net                          955,805       1,030,403
  Other intangibles and other assets                  843,109         512,668
                                                 ------------    ------------
       Total other assets                          46,925,379      48,910,773
                                                 ------------    ------------
       Total assets                              $172,378,044    $261,654,440
                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                $ 39,631,301    $ 15,180,134
  Accounts payable - trade                         37,329,059      37,309,516
  Other payables and accrued expenses              10,600,000      16,056,709
  Current portion of capital lease,
   installment loans, mortgage and term note        1,308,370       2,226,797
  Due to affiliates, net                            1,613,989         294,136
                                                 ------------    ------------
       Total current liabilities                   90,482,719      71,067,292
                                                 ------------    ------------
Long-term liabilities:
  Secured subordinated debentures                  10,435,035              --
  Subordinated debentures                          11,080,000       7,080,000
  Convertible subordinated debentures               5,460,000       5,460,000
  Mortgage note                                     5,824,231       5,738,341
  Term notes                                        3,285,915       1,000,000
  Senior notes                                             --     115,000,000
  Capital lease and installment loans               1,130,000       1,040,000
                                                 ------------    ------------
       Total liabilities                          127,697,900     206,385,633
                                                 ------------    ------------

Commitments

Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000
   shares authorized; 316,005 and 279,877
   shares issued and outstanding, respectively          3,160           2,799
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429
   shares authorized; 571,429 and 544,485
   shares issued and outstanding, respectively          5,714           5,445
  Common stock, $.01 par value, 50,000,000
   shares authorized; 13,249,152 and 13,533,321
   shares issued and outstanding, respectively        132,492         135,333
Additional paid-in capital                         29,185,161      30,173,270
Retained earnings                                  15,353,617      24,951,960
                                                 ------------    ------------
     Total shareholders' equity                    44,680,144      55,268,807
                                                 ------------    ------------
     Total liabilities and shareholders' equity  $172,378,044    $261,654,440
                                                 ============    ============


              See Notes to Consolidated Financial Statements.

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             Three Months Ended          Nine Months Ended
                                 October 31                 October 31,
                             1996         1997           1996         1997
                         -----------   -----------   -----------   -----------
Net Sales                $60,819,795   $89,389,852   $103,938,394  $160,127,122
Cost of Sales             40,106,595    61,457,574     68,799,941   108,660,426
                         -----------   -----------   ------------  ------------
    Gross Profit          20,713,200    27,932,278     35,138,453    51,466,696

Operating Expenses
  Warehouse and shipping   1,372,317     2,302,631      3,182,041     5,050,395
  Selling, general and
   administrative          7,508,249     8,714,735     14,662,464    19,392,164
  Depreciation and
   amortization            1,055,395     1,182,963      2,582,631     3,445,765
                         -----------   -----------   ------------  ------------
     Total operating
      expenses             9,935,961    12,200,329     20,427,136    27,888,324
                         -----------   -----------   ------------  ------------
Income from Operations    10,777,239    15,731,949     14,711,317    23,578,372

Other Income (Expense)
  Interest expense, net   (1,876,540)   (3,756,256)    (4,885,931)   (8,575,198)
  Other income (expense)     427,662        25,673        753,372       228,122
                         -----------   -----------   ------------  ------------
   Other income
    (expense), net        (1,448,878)   (3,730,583)    (4,132,559)   (8,347,076)
                         -----------   -----------   ------------  ------------
Income Before Equity in
 Earnings of
 Unconsolidated Affiliate
 and Provisions for Income
 Taxes                     9,328,361    12,001,366     10,578,758    15,231,296

Equity in Earnings of
 Unconsolidated Affiliate,
 50% Owned                    87,107            --        329,542       134,508
                         -----------   -----------   ------------  ------------
Income Before Income
 Taxes                     9,415,468    12,001,366     10,908,300    15,365,804

Provision for Income
 Taxes                     3,376,850     4,516,058      3,900,699     5,767,461
                         -----------   -----------   ------------  ------------
Net Income               $ 6,038,618   $ 7,485,308   $  7,007,601  $  9,598,343
                         ===========   ===========   ============  ============

Earnings per common
 share equivalent:
   Primary                     $0.40         $0.47          $0.54         $0.61
                               =====         =====          =====         =====
   Fully diluted               $0.39         $0.46          $0.53         $0.61
                               =====         =====          =====         =====

Weighted average number
 of common share
 equivalents:
   Primary                15,482,717    15,914,390     12,980,052    15,663,046
                          ==========    ==========     ==========    ==========
   Fully diluted          15,636,768    16,301,230     13,134,639    15,857,689
                          ==========    ==========     ==========    ==========


                See Notes to Consolidated Financial Statements
/TABLE

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                       Nine Months Ended
                                                          October 31,
                                                      1996          1997
                                                  ------------   ------------
Cash Flow From Operating Activities
  Net Income                                      $  7,007,601   $  9,598,343
  Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities:
     Depreciation and amortization                   2,582,631      3,445,765
     Amortization of senior note offering
      costs                                                 --        180,232
     Equity in earnings of unconsolidated
      affiliate                                       (329,542)      (134,508)
  Change in assets and liabilities, net of
   effects from the acquisitions:
     Increase in accounts receivable               (38,299,003)   (48,881,421)
     Increase in inventories                       (34,903,284)   (23,280,123)
     Increase in advances on inventory
      purchases                                     (1,612,030)    (3,789,677)
     Decrease (increase) in prepaid expenses
      and other current assets                       1,045,855     (2,651,282)
     Increase (decrease) in accounts payable        22,120,772       (537,040)
     Increase in other payables and accrued
      expenses                                       5,699,676      4,553,106
     Decrease in due to affiliate, net                (747,666)       (14,507)
                                                  ------------   ------------
       Net cash used in operating activities       (37,434,990)   (61,511,112)
                                                  ------------   ------------
Cash Flows From Investing Activities
  Cash payment for acquisition of
   unconsolidated affiliate, net of cash
   acquired                                                 --     (1,745,768)
  Receipt of restricted cash for capital
   improvements                                             --      1,314,602
  Cash portion of purchase of exclusive brand
   license                                         (18,997,935)            --
  Additions to property and equipment,
   net of disposals                                 (1,138,229)    (5,627,389)
                                                  ------------   ------------
       Net cash used in investing activities       (20,136,164)    (6,058,555)

Cash Flows From Financing Activities
  Proceeds from stock offering                      18,014,626             --
  Proceeds from the grant of stock purchase
   warrants                                             40,000             --
  Proceeds from the issuance of preferred
   stock                                                 5,714             --
  Proceeds from the issuance of secured
   subordinated debentures                           3,000,035             --
  Proceeds from the issuance of senior
   notes, net                                               --    111,550,000

  Payments to retire subordinated debentures                --    (14,394,475)
  Proceeds from conversion of preferred stock               --        949,761
  Advances from (payments to) unconsolidated
   affiliate, net                                      (19,459)       798,894
  Proceeds from term loans                           8,960,000             --
  Payments on term loans                           (10,333,333)    (4,333,333)
  Net proceeds from (payments on) short-term
   debt                                             35,256,649    (24,186,962)
  Payments on capital lease and installment
   loans                                              (160,972)      (111,144)
  Payment of loans from shareholders                  (410,000)            --
  Proceeds from bridge and inventory loans           7,000,000             --
  Payment of bridge and inventory loans             (7,000,000)            --
  Proceeds from mortgage                             4,000,000             --
  Payments on mortgage                                 (27,638)       (98,901)
                                                  ------------   ------------
       Net cash provided by financing
        activities                                  58,325,622     70,173,840
                                                  ------------   ------------
Net Increase in Cash And Cash Equivalents              754,468      2,604,173
Cash And Cash Equivalents at
 Beginning of Period                                   123,960        855,969
                                                  ------------   ------------
Cash And Cash Equivalents at
 End of Period                                    $    878,428   $  3,460,142
                                                  ============   ============
Supplemental Disclosure of Cash Flow
 Information:
   Interest paid during the period                $  3,919,136   $  3,106,996
                                                  ============   ============
   Income taxes paid during the period            $  1,963,441   $  7,987,622
                                                  ============   ============



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

     The consolidated balance sheet of the Company as of January 31, 1997 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated balance sheet of the Company as of October 31, 1997, the consolidated statements of income of the Company for the three and nine months ended October 31, 1997 and 1996, and the consolidated statements of cash flow for the nine months ended October 31, 1997 and 1996. Operating results for the three and nine months ended October 31, 1997 are not necessarily indicative of the results for the full fiscal year.

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

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of fiscal 1998, as early adoption is not permitted. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the three and nine months ended October 31, 1996 and 1997, are as follows:

                            Three Months Ended  Nine Months Ended
                               October 31,         October 31,
                              1996    1997        1996    1997
                              -----   -----       -----   -----
Pro forma basic earnings
 per share                    $0.46   $0.56       $0.63   $0.72
Pro forma diluted earnings
 per share                    $0.39   $0.45       $0.54   $0.60

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

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Investment in unconsolidated affiliate at January 31, 1997 represents the shareholder's equity (adjusted for the unamortized exclusive distribution agreements relating to the brands described below) corresponding to the Company's then 49.99% interest in Fine Fragrances, Inc. ("Fine Fragrances"), a fragrance distribution company which distributed on an exclusive basis in the Unites States and Canada the Salvador Dali, Laguna, Dalissime, Salvador, Dalimix, Taxi, Cafe and Watt brands manufactured by COFCI, S.A. ("COFCI"). Prior to May 1997, the Company's investment in Fine Fragrances was accounted for under the equity method.

     In May 1997, the Company used approximately $4,226,000 of the net proceeds from a private placement (the "Offering") of $115,000,000 principal amount of 10-3/8% Senior Notes Due 2007, Series A (the "Series A Senior Notes") to acquire the 50.01% interest of Fine Fragrances that the Company did not own (the "Fine Fragrances Interest") from an unaffiliated third party and to repay Fine Fragrances' credit line (see Note 10). The purchase price for the Fine Fragrances Interest was $2,000,000, plus an additional $1,000,000 which is to be paid over time based on 5% of the net sales of COFCI products sold by Fine Fragrances or the Company, with any unpaid balance due 30 days after the third anniversary of the consummation of the transaction. As a result of this acquisition, since May 1997, Fine Fragrances became a wholly-owned subsidiary of the Company. The brands manufactured by COFCI are distributed by the Company under new ten year agreements.

NOTE 4.  CURRENT LIABILITIES

     In May 1997, the Company used approximately $48,595,000 of the net proceeds from the Offering to repay all amounts outstanding under its credit facility and terminated such facility. Concurrently with the closing of the Offering, the Company entered into a new stand-by credit facility (the "New Credit Facility") with the same lender which provides for borrowings on a revolving basis of up to $40,000,000, with a $3,000,000 sublimit for letters of credit. Borrowings under the New Credit Facility are limited to eligible accounts receivable and inventories. Borrowings under the New Credit Facility will be secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the new credit facility will rank pari passu in right of payment with the Senior Notes. The New Credit Facility contains

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  CURRENT LIABILITIES - Continued

several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The New Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness. At October 31, 1997, approximately $15,180,000 was outstanding under the New Credit Facility.

     In September 20, 1997, the Company informed Halston Borghese, Inc. ("HBI"), the Holder of a $2,000,000 promissory note (the "Term Note") which the Company issued in connection with the March 1996 acquisition of the Halston brands, that it was setting off the amounts due on the Term Note against the amount of the Company's indemnification claim against HBI and its affiliates for breach of the asset purchase agreement relating to such acquisition. Since the amount of the Company's claim exceeds any amounts which would be due under the Term Note absent the claim, no payments under the note have been made. The amount of the Term Note is reflected in Current portion of capital lease, installment loans, mortgage and term note in the Consolidated Balance Sheet at October 31, 1997.

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

NOTE 6.  INCOME TAXES

     The provision for income taxes for the three and nine months ended October 31, 1997 was calculated based upon the estimated tax rate of 37.5% for the full fiscal year ending January 31, 1998.

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  RELATED PARTY TRANSACTIONS

     At October 31, 1997, the Company had approximately $294,000 outstanding in advances from National Trading Manufacturing, Inc., a company which is wholly-owned by the Chairman of the Company ("National Trading"), which advances are reflected on the
balance sheet as Due to affiliates, net.   Due to affiliates, net
at January 31, 1997 includes advances from Fine Fragrances, net of repayments and management fees, of $1,095,345 and advances from National Trading of $518,644. As a result of the acquisition in May 1997 of the Fine Fragrances Interest, the management agreement pursuant to which the Company was performing management services on behalf of Fine Fragrances was terminated, Fine Fragrances credit facility was terminated and advances from Fine Fragrances to the Company were canceled. Accordingly, there were no related party transactions between the Company and Fine Fragrances for the three months ended October 31, 1997. See Note 3.

     In April 1997, the Company terminated various monitoring agreements it had with affiliates of the Company. Pursuant to these agreements, the affiliates provided financial advisory services to the Company for annual fees totaling $275,000. These agreements were replaced by a consulting agreement (the "Consulting Agreement") with E.S.B. Consultants, Inc. ("ESB"), a Company wholly-owned by the President of the Company, pursuant to which ESB provides financial advisory and management services for a fee of $300,000. In November 1997, the Consulting Agreement was terminated and the President became an employee of the Company.

NOTE 8.  STOCK OPTION PLANS

     During the nine months ended October 31, 1997, the Company granted options for 30,000 shares at an exercise price of $8.38 per share, options for 10,000 shares at an exercise price of $8.75 per share and options for 7,500 shares at an exercise price of $9.38 under the Company's 1995 Stock Option Plan. In addition, the Company granted options for 30,000 shares at an exercise price of $9.38 per share under the Company's Non-Employee Director Stock Option Plan.

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  SHAREHOLDERS' EQUITY

              A schedule of the transactions in the common stock and the preferred stock of the Company and the additional paid-in capital accounts during the nine months ended October 31, 1997 is as follows:

                              Preferred Stock                                      Additional
                        Series B           Series C            Common Stock         Paid-in
                    Shares    Amount   Shares    Amount     Shares      Amount      Capital
                    ----------------   ----------------   ---------------------   -----------
Balance at
 January 31, 1997   316,005   $3,160   571,429   $5,714   13,249,152   $132,492   $29,185,161
Issuance of
 Common Stock
 upon conversion
 of Series B and
 Series C
 convertible
 preferred stock    (36,128)    (361)  (26,944)    (269)     284,169      2,841       988,109
                    -------   ------   -------   ------   ----------   --------   -----------
Balance at
 October 31, 1997   279,877   $2,799   544,485   $5,445   13,533,321   $135,333   $30,173,270
                    =======   ======   =======   ======   ==========   ========   ===========

NOTE 10.  SENIOR NOTE OFFERING

     In May 1997, the Company consummated the private placement of $115,000,000 principal amount of 10-3/8% Senior Notes, due 2007, Series A. Approximately $48,595,000 of the net proceeds from the sale of the Series A Senior Notes was used to repay all of the outstanding indebtedness under the Company's credit facility and approximately $14,410,000 of the net proceeds was used to repay subordinated debentures of the Company (see Notes 4 and 5). In addition, the Company applied approximately $4,226,000 to the acquisition of the Fine Fragrances Interest and the repayment of all of the outstanding indebtedness under Fine Fragrances' credit facility (see Note 3). The balance of the net proceeds from the Offering was used to provide the Company with additional working capital support, as well as new product distribution arrangements and other buying opportunities. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes") which contain identical

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SENIOR NOTE OFFERING - Continued

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

     The following unaudited information presents the Company's pro forma operating data for the fiscal year ended January 31, 1997 and the nine months ended October 31, 1997 as if the Offering of the Series A Senior Notes and the acquisition of the Fine Fragrances Interest had been consummated at the beginning of the period presented and include certain adjustments to the historical consolidated statement of income of the Company to give effect to the Offering and the use of proceeds relating thereto. The unaudited pro forma financial data are not indicative of the results of operations that would have been achieved had the Offering been consummated prior to the period in which it was completed, or that might be attained in the future.

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SENIOR NOTE OFFERING - Continued

                               FISCAL YEAR        NINE MONTHS
                             JANUARY 31, 1997   OCTOBER 31, 1997
  Net sales                    $147,762,000       $162,077,000
  Cost of sales                  98,495,000        109,711,000
                               ------------       ------------
  Gross profit                   49,267,000         52,366,000
  Operating expenses             29,680,000         28,305,000
                               ------------       ------------
  Income from operations         19,587,000         24,061,000
  Interest expense, net         (13,572,000)       (10,379,000)
  Other income and equity in
   earnings of unconsolidated
   affiliate                      1,213,000            348,000
                               ------------       ------------
  Income before income taxes      7,228,000         14,030,000
  Provision for income taxes      2,711,000          5,261,000
                               ------------       ------------
  Net income                   $  4,517,000       $  8,769,000
                               ============       ============

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
          INVESTING ACTIVITIES

     FFI incurred the following non-cash financing and investing activities for the nine months ended October 31, 1996 and 1997.

                                                 NINE MONTHS ENDED
                                             OCTOBER 31,   OCTOBER 31,
                                                1996          1997
  Term Note issued in connection with
   the Halston Acquisition                   $ 2,000,000
                                             ===========
  7.5% Convertible Debentures issued in
   connection with the Exchange Offer        $ 5,460,000
                                             ===========
  Redemption of 8% Debentures used to
   pay for conversion of preferred stock     $   403,982   $   40,559
                                             ===========   ==========
  Note issued in connection with
   acquisition of unconsolidated affiliate                 $1,000,000
                                                           ==========
  Acquisition of FMG assets:
   Fair value of assets acquired excluding
    inventory                                $14,552,489
                                             ===========
   8.5% Debentures issued, net of discount   $11,080,000
                                             ===========
   Warrants issued                           $    20,000
                                             ===========
   Liabilities assumed                       $ 3,107,328
                                             ===========
   Discharge of receivable and inventory
    transferred                              $ 1,544,489
                                             ===========
   Inventory acquired for other than cash    $ 1,199,332
                                             ===========
  Acquisition of unconsolidated affiliate:
   Book value of assets acquired, excluding
    inventory                                              $2,296,051
                                                           ==========
   Liabilities assumed                                     $3,156,895
                                                           ==========
   Inventory acquired                                      $2,805,638
                                                           ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or certain suppliers; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; the substantial indebtedness and debt service obligations of the Company; changes in the retail industry; and general economic and business conditions. The Company cautions that the risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

     This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and

Results of Operations appearing in the Company's Form 10-K for the year ended January 31, 1997. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

Three Months Ended October 31, 1997 Compared to the Three Months
Ended October 31, 1996
-----------------------------------------------------------------

     Net sales. Net sales increased $28.6 million, or 47%, to $89.4 million for the three months ended October 31, 1997 from $60.8 million for the three months ended October 31, 1996. The increase in net sales was primarily attributable to the increase in sales of prestige fragrance brands that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands"), including through an increased selection of Distributed Brands. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers. Management believes that increased sales during the three months ended October 31, 1997, resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products.

     Gross Profit. Gross profit increased $7.2 million, or 34.9%, to $27.9 million for the three months ended October 31, 1997 from $20.7 million for the three months ended October 31, 1996. The increase in gross profit was primarily attributable to the increase in net sales, particularly of the Distributed Brands. Gross margins decreased from 34.1% to 31.2% primarily as a result of the proportionally larger increase in sales of Distributed Brands, which typically sell at lower margins than the Company's owned or licensed brands such as the Halston and Geoffrey Beene brands (collectively, the "Controlled Brands").

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $930,000, or 67.8%, to $2.3 million for the three months ended October 31, 1997 from $1.4 million for the three months ended October 31, 1996. The increase resulted primarily from the increase in labor, warehouse lease and freight costs, all of which were associated with the increase in net sales.

     SG&A. Selling, general and administrative expenses increased $1.2 million, or 16.1%, to $8.7 million for the three months ended October 31, 1997 from $7.5 million for the three months ended October 31, 1996. Of the increase in selling, general and administrative expenses, approximately $120,000 represented an increase in selling expenses largely as a result of steps taken by the Company to increase the sell through of its products through salary support programs with retailers and market specialists which are generally less costly than through commissioned sales representatives, and to shift advertising and promotional expenses into market and retailer specific advertising and promotions, which are generally less costly than through the use of national media. The increase in general and administrative expenses was primarily a result of the termination of the management fees derived from Fine Fragrances, Inc. ("Fine Fragrances") following the May 1997 acquisition (the "Fine Acquisition") of the 50.01% interest in Fine Fragrances that the Company did not own (which had reduced general and administrative expenses in the prior year's period), the addition of administrative personnel, the reserve for management incentive compensation resulting from the increase in pre-tax income and increased insurance costs. See Note 7 to Notes to Consolidated Financial Statements.

     Depreciation and Amortization. Depreciation and amortization increased $128,000, or 12.1%, to $1.2 million for the three months ended October 31, 1997 from $1.1 million for the three months ended October 31, 1996. The increase was primarily attributable to the depreciation of costs related to (i) improvements to the Miami Lakes facility, (ii) new machinery and equipment, and (iii) new tools and molds necessary for the manufacture of products, including gift sets, and the amortization of the new license agreement for the distribution of the brands manufactured by COFCI S.A. ("COFCI") following the Fine Acquisition. See Note 3 to Notes to Consolidated Financial Statements.

     Interest Expense, Net. Interest expense, net of interest income, increased $1.9 million, or 100.2% to $3.8 million for the three months ended October 31, 1997 from $1.9 million for the three months ended October 31, 1996. This increase was primarily due to the increase in average debt outstanding resulting from the May 1997 offering (the "Debt Offering") of $115,000,000 principal amount of 10-3/8% Senior Notes Due 2007, Series A (the "Series A Senior Notes"). During the three months ended October 31, 1997, the Company had approximately $191,000 of interest income resulting from the investment of the excess proceeds from the Debt Offering. See "Financial Condition."

     Net Income. Net income increased $1.5 million, or 24.0%, to $7.5 million for the three months ended October 31, 1997 from $6.0 million for the three months ended October 31, 1996, as a result of the increase in net sales and EBITDA, partially offset by the increase in interest expense.

     Net Income Per Share. Net income per share on a primary basis increased to $0.47 for the three months ended October 31, 1997, compared to $.40 per share for the three months ended October 31, 1996 as a result of the increase in net income.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $5.1 million, or 43%, to $16.9 million for the three months ended October 31, 1997 from $11.8 million for the three months ended October 31, 1996. The EBITDA margin decreased to 18.9% for the three months ended October 31, 1997 from 19.5% for the three months ended October 31, 1996. The increase in EBITDA is primarily attributable to the increase in gross profit and the decrease in selling, general and administrative expenses as a percentage of net sales. The decrease in EBITDA margin is primarily attributable to the decrease in gross margin discussed above, partially offset by the decrease in selling, general and administrative expenses as a percentage of net sales.

Nine Months Ended October 31, 1997 Compared to the Nine Months
Ended October 31, 1996
-----------------------------------------------------------------

     Net sales. Net sales increased $56.2 million, or 54.1%, to $160.1 million for the nine months ended October 31, 1997 from $103.9 million for the nine months ended October 31, 1996. The increase in net sales was primarily attributable to (i) increased sales of Distributed Brands, (ii) increased sales of the Halston fragrance brands following their acquisition in March 1996 (the "Halston Acquisition"), and (iii) the addition of the net sales of the COFCI fragrance products following the Fine Acquisition in May 1997 (which was previously accounted for under equity in earnings of unconsolidated affiliate, 50% owned). See Note 3 to Notes to Consolidated Financial Statements. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers. Management believes that increased sales have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $16.3 million, or 46.5%, to $51.4 million for the nine months ended October 31, 1997 from $35.1 million for the nine months ended October 31, 1996. The increase in gross profit was primarily attributable to the product sales from the Halston, Geoffrey Beene, COFCI brands and the brands formerly distributed by Fragrance Marketing Group, Inc. ("FMG") following the May 1996 acquisition of the assets of FMG (the "FMG Acquisition") and the increased sales of Distributed Brands. Gross margins decreased from 33.8% to 32.1% primarily as a result of a proportionally larger increase in sales of Distributed Brands, which typically sell at lower margins than sales of the Controlled Brands.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $1.9 million, or 58.7%, to $5.1 million for the nine months ended October 31, 1997 from $3.2 million for the nine months ended October 31, 1996. The increase resulted primarily from the increase in labor, warehouse lease, shipping materials and freight costs, all of which were associated with the increase in net sales, and an increase in inventory reserve for shrinkage and obsolescence.

     SG&A. Selling, general and administrative expenses increased $4.7 million, or 32.3%, to $19.4 million for the nine months ended October 31, 1997 from $14.7 million for the nine months ended October 31, 1996. Of the increase in selling, general and administrative expenses, approximately $2.6 million represented an increase in selling expenses, primarily as a result of increased advertising and promotional expenses, the addition of sales and marketing personnel and salary support programs with retailers, partially offset by the decrease in sales commissions and national media advertising costs. The increase in general and administrative expenses was primarily a result of the addition of administrative personnel, the termination of the management fees derived from Fine Fragrances following the Fine Acquisition (which had reduced general and administrative expenses in the prior year's period), the reserve for management incentive compensation resulting from the increase in pre-tax income, increased insurance costs and an increase in the provision for bad debt.

     Depreciation and Amortization. Depreciation and amortization increased $860,000, or 33.4%, to $3.4 million for the nine months ended October 31, 1997 from $2.6 million for the nine months ended October 31, 1996. The increase was primarily attributable to increased amortization of trademarks and exclusive license agreements resulting from the Halston Acquisition and the FMG Acquisition and the depreciation of costs related to (i) improvements to the Miami Lakes facility, (ii) new machinery and equipment, and (iii) tools and molds used in connection with the manufacture of products, including gift sets.

     Interest Expense, Net. Interest expense, net of interest income, increased $3.7 million, or 75.5% to $8.6 million for the nine months ended October 31, 1997 from $4.9 million for the nine months ended October 31, 1996. This increase was primarily due to the increase in average debt outstanding resulting from the Offering of the Series A Senior Notes. During the nine months ended October 31, 1997, the Company had approximately $415,000 of interest income resulting from the investment of the excess proceeds from the Debt Offering.

     Net Income. Net income increased $2.6 million, or 37.0%, to $9.6 million for the nine months ended October 31, 1997 from $7.0 million for the nine months ended October 31, 1996, primarily as a result of the increase in net sales, which were partially offset by higher interest, selling, general and administrative and amortization expenses.

     Net Income Per Share. Net income per share on a primary basis increased to $0.61 for the nine months ended October 31, 1997, compared to $0.54 per share for the nine months ended October 31, 1996, primarily as a result of the increase in net income, which was partially offset by the increased number of outstanding shares to give effect to the Company's public offering of 3,364,000 shares of common stock in July 1996.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $9.7 million, or 56.3%, to $27.0 million for the nine months ended October 31, 1997 from $17.3 million for the nine months ended October 31, 1996. The EBITDA margin increased to 16.9% for the nine months ended October 31, 1997 from 16.6% for the nine months ended October 31, 1996. The increases in EBITDA and EBITDA margin were primarily attributable to the decrease in selling, general and administrative expenses as a percentage of net sales.

Financial Condition

     In May 1997, the Company consummated the Debt Offering of $115,000,000 principal amount of the Series A Senior Notes. See
Note 10 to Notes to Consolidated Financial Statements. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes") which contain identical terms to the Series A Senior Notes but have been registered under the Securities Act of 1933, as amended. Approximately $48,595,000 of the net proceeds from the sale of the Series A Senior Notes was used to repay all of the outstanding indebtedness under the Company's credit facility (including amounts outstanding under a term loan issued in connection with the acquisition of a long-term license for the Geoffrey Beene fragrance brands in March 1995 (the "Geoffrey Beene Acquisition") and such credit facility was terminated. Approximately $10,428,000 of the net proceeds was used to repay the Company's 8% Secured Subordinated Debentures Series I and II (plus accrued interest) which were issued in connection with the Geoffrey Beene Acquisition and the Halston Acquisition. Approximately $3,982,000 of the net proceeds was used to pay accrued interest and purchase, at a discount, an 8.5% Subordinated Debenture due 1999 which was issued in connection with the FMG Acquisition. In addition, approximately $4,226,000 of the net proceeds was used for the Fine Acquisition and to repay Fine Fragrances' bank credit line.
The balance of the net proceeds from the Debt Offering has been used during the three months ended October 31, 1997 for inventory purchases of Distributed Brands on favorable terms (including through new distribution arrangements or other buying opportunities) and for working capital support. At October 31, 1997, the Company had utilized all of the net proceeds from the Debt Offering, although the Company retains the flexibility to access the New Credit Facility for working capital support and general corporate purposes as discussed below.

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

     Concurrently with the closing of the Debt Offering, the Company entered into a new stand-by credit facility (the "New Credit Facility") with Fleet National Bank ("Fleet") which provides for borrowings on a revolving basis of up to $40 million (including up to $3 million in commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations. Amounts borrowed on the revolving portion of the New Credit

Facility mature on May 31, 1999. Loans under the revolving credit portion of the Credit Facility will bear interest, payable monthly, at a floating rate ranging from, at the option of the Company, either (i) 1.75% over LIBOR to 2.25% over LIBOR or (ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, and combinations thereof, in each case depending on the ratio of the Company's total funded debt to its shareholders equity base. The Company's borrowing availability under the New Credit Facility is limited to the sum of between 80 to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $20 million). The Company's obligations under the New Credit Facility will rank pari passu in right of payment with the Series B Senior Notes and senior in right of payment to all existing and future subordinated indebtedness of the Company.
In addition, borrowings under the New Credit Facility are secured by a first priority lien on all of the Company's accounts receivable and inventory. See Note 4 to Notes to Consolidated Financial Statements.

     The New Credit Facility: restricts the Company's ability to incur additional non-trade debt (with certain exceptions, including indebtedness not exceeding $50 million for a fiscal year issued in connection with certain asset purchases), and to enter into certain acquisitions, mergers, investments and affiliated transactions; and prohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock, certain payments on the subordinated debt and the sale of the Company's interest in its subsidiaries. The New Credit Facility also contains covenants requiring the Company to maintain a minimum shareholders' equity, a maximum leverage ratio, and minimum debt service and interest coverage ratios. Including the effect of outstanding letters of credit, at October 31, 1997, the Company had approximately $24.1 million available under the New Credit Facility for additional working capital support and general corporate purposes.

       During the nine months ended October 31, 1997, accounts receivable increased significantly as a result of the increase of net sales for the holiday season. During the nine months ended October 31, 1997, the Company continued to increase its inventories primarily as a result of the inventory purchases of Distributed Brands through new arrangements and other buying opportunities which the Company has made to increase its market share with certain of its larger customers. During the nine months ended October 31, 1997, the Company incurred approximately $5.6 million in capital expenditures, primarily for the renovation of the facility in Miami Lakes, a new software system which it plans to implement in February 1998, a new racking system, a pick/conveyor system, and furniture and fixtures. The increase in capital expenditures was the primary factor accounting for the increase in other payables during the nine months ended October 31, 1997.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit
     Number                       Description
     -------   --------------------------------------------------
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

Item 6.   Exhibits and Reports on Form 8-K

     Exhibit
     Number                       Description
     -------   --------------------------------------------------
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

     10.5      Non-Employee Director Stock Option Plan
               (incorporated herein by reference to Exhibit 10.4 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission
               File No. 1-6370)).

     10.6 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

     10.7 Lease Agreement, dated as of July 2,1992, between FFI and National Trading (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

Item 6.   Exhibits and Reports on Form 8-K

     Exhibit
     Number                       Description
     -------   --------------------------------------------------
     10.8      Option Agreement, dated July 2, 1992, between FFI
               and National Trading and Memorandum of Lease and Option Agreement related thereto (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No.
               1-6370)).

     10.9 Amended and Restated Exclusive Trademark License Agreement, dated February 29, 1980, between Geoffrey Beene, Inc., and Epocha Distributors, Inc. (now known as Sanofi Beaute, Inc.) as amended July 29, 1992 and February 13, 1995 (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

     10.10 Asset Purchase Agreement dated as of February 1, 1996, by and between the Company and Halston-Borghese, Inc. and its affiliates (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 20, 1996 (Commission File No. 1-6370)).

     10.11 Asset Purchase Agreement dated as of April 17, 1996, by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and
               Jose Miguel Norona, including the forms of Debentures and Seller's Warrant related thereto (incorporated herein by reference to Exhibit 10.21(a) filed as a part of the Company's Registration Statement on Form S-1 dated May 3, 1996 (Registration Statement No. 333-4588)).

     10.12 Amendment to Asset Purchase Agreement dated as of May 14, 1996, by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and Jose Miguel Norona (incorporated herein by reference to Exhibit 2.2 filed as a part of the Company's Form 8-K dated May 14, 1996 (Commission File No. 1-6370)).

Item 6.   Exhibits and Reports on Form 8-K

     Exhibit
     Number                       Description
     -------   --------------------------------------------------
     10.13     Amendment to Asset Purchase Agreement dated as of
               July 1, 1996, by and between the Company and Fragrance Marketing Group, Inc. and Rene Garcia and Jose Miguel Norona (incorporated by reference to Exhibit 4.4 filed as part of the Company's Form
               10-Q for the quarter ended October 31, 1996
               (Commission File No. 1-6370)).

     27.1      Financial Data Schedule.
------------------

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

                              FRENCH FRAGRANCES, INC.



Date:  December 3, 1997       /s/ Rafael Kravec
       ----------------       ----------------------------
                              Rafael Kravec
                              Chairman and Chief Executive
                              Officer
                              (Principal Executive Officer)



Date:  December 3, 1997       /s/ William J. Mueller
       ----------------       ----------------------------
                              William J. Mueller
                              Vice President-Operations, Chief
                              Financial Officer
                              (Principal Financial and Accounting
                              Officer)