Form 10-K
period 1998-01-31
FRENCH FRAGRANCES INC
filed 1998-04-14
CIK 95052

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended January 31, 1998

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

                                (305) 818-8000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of April 9, 1998 was approximately $181,409,000 based on the $18.875 average of the bid and asked prices for the Common Stock on the Nasdaq National Market on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant's directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of April 9, 1998, the registrant had 13,696,277 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's Proxy Statement relating to 1998 Annual Meeting of Shareholders to be held on June 25, 1998.

                           French Fragrances, Inc.

                                  FORM 10-K

                               TABLE OF CONTENTS

Part I

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security-Holders


Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure


Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions



Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

       THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS THAT ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING. SUCH STATEMENTS INVOLVE ESTIMATES, ASSUMPTIONS, RISKS AND UNCERTAINTIES. THERE IS NO ASSURANCE THAT FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO, AND READERS ARE CAUTIONED THAT, A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED BELOW, COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING (I) THE SUBSTANTIAL INDEBTEDNESS AND SIGNIFICANT DEBT SERVICE OBLIGATIONS, (II) SUPPLY CONSTRAINTS OR DIFFICULTIES, (III) THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, (IV) THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES AND NEW BRANDS INTO THE COMPANY,
(V) CHANGES IN THE RETAIL INDUSTRY, (VI) THE AVAILABILITY OF KEY PERSONNEL, AND (VII) GENERAL BUSINESS AND ECONOMIC CONDITIONS.

ITEM 1.   BUSINESS

GENERAL

       French Fragrances, Inc. (the "Company") is a manufacturer, distributor and marketer of prestige fragrances and related cosmetic products predominantly in the United States and principally to mass-market retailers. The Company has established itself as a distribution source for more than 160 fragrance brands through brand ownership and exclusive distribution arrangements, as well as through nonexclusive direct purchase relationships and other sources. The brands distributed by the Company include approximately 40 for which it has exclusive marketing and distribution rights, including the Geoffrey Beene brands of Grey Flannel, Eau de Grey Flannel and Bowling Green, the Halston brands of Halston, Catalyst, Z-14 and 1-12, and the brands Colors of Benetton, Hot and Cold, Ombre Rose, Lapidus, Faconnable, Salvador Dali, Dalissime, Laguna, Cafe and Watt (collectively, the "Controlled Brands") and over 120 other brands that are distributed by the Company on a non-exclusive basis (the "Distributed Brands"). The Company distributes its products to more than 31,000 separate retail locations in the United States, including department stores such as J.C. Penney, Sears, Macy's, Dayton Hudson and Nordstrom's, mass merchants such as Wal-Mart, Target, T.J. Maxx and K-Mart, drug stores such as CVS, Eckerd Drugs, Walgreens, Rite Aid and American Stores and independent fragrance, cosmetic and other stores such as Cosmetic Center, Ulta 3, Sharper Image and Syms. In fiscal 1998, sales to mass merchants, drug stores, independent fragrance, cosmetic and other stores (collectively, "mass-market retailers") constituted approximately
86% of net sales, sales to department stores constituted approximately 9% of net sales and the balance of the Company's sales was comprised of international sales.

       Over the past five years, the Company (including FFI prior to the Merger (as defined below)) has emerged as a leading prestige fragrance marketer by (i) providing mass-market retailers a wide selection and reliable source of prestige products, (ii) increasing and diversifying the Company's market penetration by growing its distribution base to more than 31,000 separate retail locations, (iii) consummating several acquisitions of Controlled Brands, (iv) enhancing the overall performance of its Controlled Brands through the Company's marketing and distribution expertise, and (v) expanding the selection and distribution of the Distributed Brands through new manufacturer relationships and other sources. As a result, the Company's net sales have grown to approximately $215.5 million for fiscal 1998 from approximately $33.9 million for fiscal 1993. Over the same period, the Company's EBITDA (as defined in Item 6 "Selected Financial Data") increased to $36.2 million from approximately $2.0 million.

       The Company was known as Suave Shoe Corporation until the November 30, 1995 merger of a privately-held Florida corporation named French Fragrances, Inc. ("FFI") with and into the Company (the "Merger"). See Note 2 to the Notes to Consolidated Financial Statements. The Company was incorporated in Florida in 1960 and, until January 1995, manufactured and imported casual, athletic and leisure footwear. The footwear operations were discontinued in January 1995 by prior management of the Company following declining sales of shoe products, primarily as a result of increased competition from foreign shoe manufacturers.

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

RECENT DEVELOPMENTS

       ACQUISITION OF THE ASSETS OF J.P. FRAGRANCES, INC. In March 1998, the Company acquired (the "JPF Acquisition") certain assets of J.P. Fragrances, Inc.("JPF"), including inventory, returns, contract rights, accounts receivable, books and records, fixed assets (including furniture and warehouse materials and equipment), claims, intangible rights (including non-compete agreements) and goodwill (collectively, the "Acquired Assets"). The Company also assumed certain trade and other payables of JPF, but did not assume any of JPF's facility leases. Prior to the JPF Acquisition, JPF was a distributor of prestige fragrances in the United States. During its fiscal year ended December 31, 1997, JPF had net sales of $89.5 million, a significant portion of which consisted of sales of prestige fragrances to retailers. The JPF Acquisition is expected to increase the selection and market share of prestige fragrance products the Company offers to its retail customers. The purchase price, which will be adjusted based on JPF's balance sheet on the closing date of the JPF Acquisition and the invoice support relating to a certain account receivable, was financed from available cash from operations, the Company's revolving credit facility with Fleet National Bank ("Fleet") and a subordinated debenture in the principal amount of $3 million (the "JPF Debenture"). The JPF Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments and if certain conditions relating to the fragrance business of JPF (the
"JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

BUSINESS STRATEGY

       The Company's objective is to maintain and enhance its position as a leading marketer of prestige fragrances and related cosmetic products, principally to mass-market retailers. The Company's strategy to achieve this objective includes the following:

       ACQUIRE CONTROL OF ADDITIONAL PRESTIGE BRANDS. The Company continues to focus on acquiring ownership of, or exclusive distribution rights to, classic prestige fragrance brands that enjoy established consumer loyalty. These exclusive control positions allow the Company to actively manage the brand so as to enhance the brand's prestige value in the market and at the same time implement strategies intended to increase the brand's overall long-term profit contribution. In fiscal 1996, the Company acquired from Sanofi Beaute, Inc. ("Sanofi"), a long-term license to manufacture and distribute worldwide the Geoffrey Beene fragrance brands, including Grey Flannel and Bowling Green, and obtained the exclusive United States distribution rights for the Galenic Elancyl skin care products and the Benetton fragrance and cosmetic brands, including Colors of Benetton, Hot and Cold and Tribu. In fiscal 1997, the Company completed the purchase of the Halston fragrance brands, including Halston, Catalyst, Z-14 and 1-12 and acquired the principal assets of Fragrance Marketing Group, Inc. ("FMG"), including exclusive United States distribution rights to Ombre Rose, Faconnable, Balenciaga, Lapidus and several other brands. In May 1997, the Company acquired the remaining 50.01% of the common stock of Fine Fragrances, Inc. ("Fine Fragrances"), that it did not already own (the "Fine Fragrances Acquisition"). Fine Fragrances had been the exclusive distributor in North America of fragrances manufactured by COFCI, S.A. ("COFCI"), including Salvador Dali, Salvador, Laguna, Dalissime, Dalimix, Cafe, Taxi and Watt. After the Fine Fragrances Acquisition, the Company became the distributor of these brands under new ten-year exclusive distribution agreements with COFCI. Management believes that the Company's strong market position and reputation in the prestige fragrance industry have assisted the Company in acquiring ownership or control of prestige fragrance brands, particularly when, as with the Geoffrey Beene and Halston brands, the Company has already served as a direct distributor of the brand. Although the Company is currently exploring additional acquisition opportunities for prestige fragrance brands, the Company has no current agreements or commitments for any additional acquisitions of Controlled Brands, and there is, accordingly, no assurance that the Company will be able to complete any future acquisitions.

       FURTHER EXPAND DIRECT DISTRIBUTION. The Company intends to continue to expand its distribution business and increase its sales to mass-market retailers by: (i) increasing the number of prestige brands it distributes;
(ii) increasing the number of manufacturers for which it serves as a direct distributor; (iii) expanding its customer base to include additional mass-market retailers not presently served by the Company; and (iv) developing and implementing innovative marketing and merchandizing programs targeted to improve the sell-through of its customers, especially within the mass market. Management believes that the Company's ability to further expand its distribution business is enhanced by the competitive position it has already achieved. In particular, the Company's broad selection of prestige fragrances, its market presence as an established distributor to a large number of mass-market stores and its value-added service capabilities, combined with management's long-standing relationships with a number of leading manufacturers and retailers, are considered by management to be important to the Company's continued success and growth. The Company also believes that, as a direct distributor of many classic prestige fragrances, it has the ability to offer mass-market retailers a more predictable and reliable source of supply of products than can be offered by other secondary sources for such fragrances with which the Company competes. The JPF Acquisition is expected to increase the number of manufacturers for which the Company serves as a direct distributor and the selection of Distributed Brands available on a continuous basis for its retail customers. The Company does not intend to open retail stores or otherwise engage in retail sales.

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

       STRENGTHEN AND EXPAND RELATIONSHIPS WITH RETAILERS THROUGH PROVIDING VALUE ADDED SERVICES. The Company continues to increase the number of retail locations to which it distributes its products and currently serves more than 31,000 separate retail locations. The Company attributes its growing distribution network to its ability to provide retailers with a consistent supply of product as well as its ability to provide retailers, especially mass-market retailers, with a level of service typically not provided by its competitors. For example, in many cases, the Company's sales and marketing professionals work closely with major retailers to act as category managers by, among other things, (i) developing merchandising programs that are designed to improve sales and profitability and that are specific to the customers' business and marketing strategies, (ii) creating regularly planned promotional campaigns and in-store displays designed to increase sales, and (iii) designing model stock assortments and planograms for the effective layout of customers' fragrance and cosmetics departments. The Company believes that the provision of such services both creates a partnership between the Company and the retailer and increases the absolute amount of the Company's products sold through such retailers.

       DEVELOP LOW-RISK BRAND LINE EXTENSIONS. The Company's strategy is to opportunistically capitalize on existing brand awareness by introducing product line extensions, rather than launching new fragrance brands. Since the costs of developing a product line extension generally are not material to the Company, the Company's brand extension strategy can provide a significant increase in profitability to the Company with limited capital risk. For example, in response to requests from retailers, the Company introduced into a limited market Eau de Grey Flannel, as an extension to the Geoffrey Beene brand Grey Flannel, which is positioned as a lighter fragrance targeted to a more contemporary market. Based on the success of Eau de Grey Flannel, the Company is planning to introduce in the summer of 1998 more contemporary version extensions to the Halston brands Halston Ladies and Z-14. In addition, the Company is also planning the introduction of a women's fragrance for the Geoffrey Beene line for the fall of 1998. There can be no assurance as to the timing, occurrence or ultimate success of any new product introductions.

       EXPLOIT OPERATING LEVERAGE TO FURTHER ENHANCE PROFITABILITY. The Company recently completed an upgrade of the Miami Lakes Facility intended to increase significantly its distribution capacity and enhance operational efficiency. As a result of this upgrade, the Company believes it will be able to increase the volume of product distributed without a commensurate increase in operating costs. Since its sales are characterized by a relatively large number of orders (approximately 130,400 in fiscal 1998) with a relatively low average order size (approximately $1,690 in fiscal
1998), the Company believes that by increasing the average order size through the introduction of additional brands or increasing the volume of existing brands sold to existing customers, it can further enhance its operating margins. The Company also recently completed the installation of a new management information system which, among other things, is expected to improve forecasting, purchasing and order tracking capabilities, as well as providing Year 2000 compliance.

INDUSTRY OVERVIEW

       According to the United States Department of Commerce, fragrance and related product sales in the United States were approximately $6 billion in 1996. The United States market for fragrances and related products continues to grow moderately. The growth is generally attributed to new product introductions appealing to a broader segment of the market, population growth, increasing numbers of mature consumers and product innovation such as special sizes and new product formulations.

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

       Management believes there are a number of significant trends currently impacting the mass-market segment that it expects should contribute to its continued growth, including: (i) increasing acceptance of self-service shopping; (ii) increasing desire by retailers to purchase more efficiently and to buy more products from fewer vendors; (iii) sustained, and in some instances, increasing demand for classic prestige fragrances; and (iv) more upscale images communicated by mass merchandisers in their advertising.

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

       The Company currently stocks approximately 60 Halston and Geoffrey Beene brand name items which it manufactures and approximately 240 brand name items of other Controlled Brands which it purchases from fragrance manufacturers. The Company currently stocks, in addition to its Controlled Brand products, more than 800 different brand name items purchased from various fragrance manufacturers and other sources. The Company seeks to continue to expand its base of direct purchase relationships with fragrance manufacturers.

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

       Except as to Controlled Brand products, the Company, as is customary in the industry, generally does not have long-term or exclusive contracts with manufacturers or suppliers. Purchases from manufacturers or suppliers that do not have exclusive distribution contracts with the Company are generally made pursuant to purchase orders. The Company's ten largest suppliers of Distributed Brands accounted for approximately 81% of the Company's cost of sales for the fiscal year ended January 31, 1998. The loss of, or a significant adverse change in, the relationship between the Company and any of its major suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

LICENSING AND EXCLUSIVE DISTRIBUTION AGREEMENTS

       Except for its Halston, Geoffrey Beene and COFCI products, substantially all of the Company's products are covered by trademarks owned by others. Management does not believe that its business, other than with respect to the Halston, Geoffrey Beene and COFCI fragrance products, is dependent upon any particular trademark, license or similar property. Management believes that the Halston trademarks, the Geoffrey Beene license and trademarks and the COFCI license and trademarks are important to its business.

       HALSTON. In March 1996, the Company, directly and through its subsidiary Halston Parfums, Inc. ("Halston Parfums"), acquired from Halston Borghese, Inc. ("Halston Borghese") and its affiliates certain assets, including the trademark registrations in the United States and trademark registrations and applications in numerous other countries for the Halston fragrance brands, including Halston, Catalyst, Z-14 and 1-12 (the "Halston Acquisition"). See Note 2 to the Notes to Consolidated Financial Statements. The Company (and FFI since 1993) had been a direct distributor of the Halston brands in the United States, which has been the primary market for the Halston fragrance products. The Company also has patent registrations in the United States for bottle designs associated with certain of the Halston fragrance products.

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

       COFCI. Since 1990, Fine Fragrances has had agreements with COFCI for the exclusive distribution in the United States and Canada of fragrances and related cosmetic products, including the Salvador Dali, Laguna, Salvador, Dalissime, Dalimix, Cafe, Taxi and Watt brands.
Following the Fine Fragrances Acquisition in May 1997, these agreements were assigned to the Company. The agreements expire in April 2007, subject to earlier termination by COFCI if the Company were to cease to purchase certain minimum levels of product.

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

       BENETTON. In December 1995, the Company entered into agreement with S.A.B., USA Corp., with an initial term through December 1, 2000 (which is automatically renewable for successive three year terms unless either party gives written notice prior to the applicable term) pursuant to which the Company serves as the exclusive distributor in the United States of the Benetton fragrance lines, including the Colors of Benetton, Hot and Cold and Tribu brands.

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

       OMBRE ROSE. In May 1996, in connection with the FMG Acquisition, the Company acquired a distribution agreement with Inter Parfums, S.A. with a minimum term through December 31, 2003, pursuant to which the Company serves as the exclusive distributor in the United States of the Ombre Rose and Ombre D'or fragrance lines.

       OTHERS. In May 1996, in connection with the FMG Acquisition, the Company acquired a number of distribution agreements pursuant to which the Company serves as the exclusive distributor in the United States of additional prestige fragrance brands, including Balenciaga Pour Homme, Chevignon, Rumba, Le Dix, Prelude and One Man Show. These agreements generally extend through 1998 or 1999 and are generally automatically renewable for successive five-year terms unless either party gives written notice prior to the end of the applicable term.

MARKETING AND SALES

       In the United States and Canada, the Company has established its own sales and marketing staff, and also utilizes independent sales representatives. As a result of the Halston Acquisition and the FMG Acquisition, the Company significantly increased its sales and marketing force. As of April 9, 1998, the Company's sales and marketing force consisted of approximately 35 sales and marketing employees and approximately 44 independent sales representatives and 19 market specialists that focus on the retail sell through of the Company's brands in specific areas of the United States. In general, each sales employee and representative is assigned sales responsibility for a customer or territory. The Company's sales and marketing employees and representatives routinely visit retailers to assist in the merchandising, layout and stocking of selling areas. As a result of the increased use of electronic data interchange ("EDI") by the Company's customers, which reduces the administrative time and costs associated with processing orders, the Company has refocused its sales and marketing force to increase the promotion of in-store sales.

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

       It has been an industry practice for businesses that market fragrances and cosmetics to prestige department stores to provide the department stores with rights to return merchandise. The Company limits return rights to certain promotional items offered in its Halston, Geoffrey Beene and Galenic Elancyl lines to prestige department stores. The Company generally does not offer any other return rights and seeks to limit sales of such promotional products to each retailer to volumes that can be sold through to the retailer's customer base. The Company establishes reserves and provides allowances for returns of such products at the time of sale. As a percentage of gross sales (net sales plus returns, reserves and allowances), returns were approximately 1.8%, 1.9% and 2.6%, respectively, for the fiscal years ended January 31, 1996, 1997 and 1998. To date, the Company's returns have not exceeded its returns reserves and allowances, although there can be no assurance that such reserves and allowances will be adequate in the future.

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

DISTRIBUTION

       The Company distributes its products to more than 31,000 separate retail locations in the United States, including department stores such as J.C. Penney, Sears, Macy's, Dayton Hudson and Nordstrom's, mass merchants such as Wal-Mart, Target, T.J. Maxx and K-Mart, drug stores such as CVS, Eckerd Drugs, Walgreens and Drug Emporium and independent fragrance, cosmetic and other stores such as Cosmetic Center, Ulta 3, Sharper Image and Syms. In addition, with respect to the Halston and Geoffrey Beene fragrance products, the Company distributes these products worldwide.

       A majority of the Company's customers require rapid shipment of products. Because the Company generally attempts to fill orders within two days from the receipt of a purchase order, and because all orders are subject to cancellation without penalty by the customer until shipment, management does not consider backlog to be a significant indication of future sales activities. All orders are packaged by the Company and most merchandise is shipped to customers by common carriers. In addition, to expedite delivery, the Company addresses its individual customer needs by offering its customers U.P.C. coding, advance price ticketing, case packing, drop ship programs (direct to store), shrink-wrap, electronic service/anti-theft tagging and EDI capabilities. As an example of the importance of these services to retailers, approximately 78% of the Company's purchase orders in fiscal 1998 were received by EDI.

       As is customary in the fragrance industry, the Company does not have long-term or exclusive contracts with any of its customers. Sales to customers are generally made pursuant to purchase orders. The Company believes that its continuing relationships with its customers are based upon its ability to provide a wide selection and reliable source of prestige fragrance products as well as its ability to provide value-added services to its customers, especially mass-market retailers. The Company's ten largest customers accounted for approximately 38% of net sales for the fiscal year ended January 31, 1998. No single customer accounted for more than 10% of net sales for the same period. The loss of, or a significant adverse change in, the relationship between the Company and any of its key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

SEASONALITY

       The Company generally has significantly higher sales in the second half of the calendar year as a result of increased demand by retailers in anticipation of, and during, the holiday season. For example, in fiscal 1998, 67% of the Company's net sales were made during the second half of the fiscal year.

MANAGEMENT INFORMATION SYSTEMS

       The Company's management information system provides on-line, real-time, fully integrated information for its sales, purchasing, warehouse and financial departments. The order entry portion of the system is designed around EDI to provide enhanced turnaround and reduced opportunity for errors in orders and invoicing for both the Company and its customers. The system forms the basis for a number of the value-added services that the Company provides to its customers, including inventory replenishment, customer billing, sales analysis, product availability and pricing information, and expedited order processing. In order to accommodate its rapid growth, the Company recently completed the installation of a new management information system which, among other things, is expected to improve forecasting, purchasing and order tracking capabilities, as well as providing Year 2000 compliance. At January 31, 1998, the Company had incurred approximately $1.8 million of costs for the implementation of the new system. Because the Year 2000 compliance feature was a part of the new system which the Company installed and is in the process of being tested, no specific costs were allocated to resolve the Year 2000 compliance issue. The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.
Although management of the Company does not anticipate any problems, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company intends to continue to enhance its management information systems on an ongoing basis, to provide improved service to the Company's customers through quicker response times in shipments, customer service and sales information, and to provide the Company's management the ability to identify opportunities for increased efficiencies and cost savings.

COMPETITION

       The fragrance industry is highly competitive and at times subject to rapidly changing consumer preferences and industry trends. The Company competes with other distributors, Diverted Sources, manufacturers of mass-market fragrances and other manufacturers of prestige fragrances. Competition is generally a function of assortment and continuity of merchandise selection, price, timely delivery and level of in-store customer support. The Company believes that it competes primarily on the basis of (i) its established relationships with its fragrance manufacturer suppliers and, in particular, its ability to offer mass-market retailers a reliable, direct supply of prestige fragrances and related cosmetic products at competitive prices, and (ii) its emphasis on providing value-added customer services to its mass-market retailers. There are products which are better known than the products produced for or distributed by the Company. Many of the Company's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources, than the Company, as well as greater name recognition and the ability to develop and market products similar to and competitive with those distributed by the Company.

EMPLOYEES

       The Company has an employee leasing agreement with The Vincam Group, Inc. ("Vincam"), pursuant to which Vincam is the employer of record and assumes all payroll obligations and certain employee benefits administration with respect to the full-time personnel of the Company, while allowing the Company to retain management control of these persons. References herein to "employees" or "personnel" of the Company include individuals whose services are leased. As of April 9, 1998, the Company leased the services of approximately 190 full-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various capacities, including sales representatives and information systems personnel. The Company also contracts with a temporary personnel agency for temporary or seasonal labor.

EXECUTIVE OFFICERS OF THE COMPANY

       The following table sets forth information, as of April 9, 1998, with respect to each person who is an executive officer of the Company, as indicated below:

Name                     Age                            Position
---------------------    ---    -------------------------------------
Rafael Kravec             66    Chairman of the Board
E. Scott Beattie          39    President and Chief Executive Officer
Gretchen Goslin           37    Vice President - Marketing
Oscar E. Marina           38    Vice President, General Counsel and
                                 Secretary
William J. Mueller        51    Vice President - Operations, Chief
                                 Financial Officer and Treasurer

       All officers are elected annually by the Board of Directors (the "Board") and serve at the discretion of the Board. The business experience, principal occupations and employment as well as the periods of service of each of the executive officers of the Company during the last five years are set forth below.

       Rafael Kravec has served as Chairman of the Board since April 1997 and as a director from the Merger until April 1997. Mr. Kravec served as Chief Executive Officer and as a director of the Company from the Merger until April 1997. Mr. Kravec served as President and Chief Executive Officer and a director of FFI from its formation in July 1992 until the consummation of the Merger. Mr. Kravec has also served as President and Chief Executive Officer and a director of (i) G.B. Parfums since its formation in March 1995, (ii) Halston Parfums since its formation in March 1996, (iii) Fine Fragrances since March 1990, (iv) FRM Services, Inc. ("FRM"), a wholly-owned subsidiary of the Company, since December 1996, and (v) National Trading Manufacturing, Inc. ("National Trading"), a company controlled by Mr. Kravec since 1981.

       E. Scott Beattie has served as President and Chief Executive Officer of the Company since February 1998 and has been a director of the Company since the Merger. From April 1997 to February 1998, Mr. Beattie served as President and Chief Operating Officer of the Company, and from November 1995 until April 1997, Mr. Beattie served as Vice Chairman of the Board and Assistant Secretary of the Company (positions he held with FFI from January

1995 until the consummation of the Merger). From September 1989 to September 1997, Mr. Beattie served as President of E.S.B. Consultants, Inc. ("ESB"), a financial and management consulting firm that until September 1997 was controlled by Mr. Beattie. ESB provided consulting services to the Company from 1992 until 1997. Mr. Beattie has also served as Executive Vice President of Bedford Capital Corporation ("Bedford"), a Toronto, Canada based firm that is engaged in the business of providing merchant banking services through two private pools of capital to middle-market companies, since March 1995 and as Vice President of Bedford from September 1989 to March 1995. Mr. Beattie is a director of Bedford, Bedford Capital Financial Corporation, which is the parent company of Bedford and trades on the Toronto Stock Exchange, Cash Converters, Inc., a specialty retailer, and Janna Systems Inc., an applications software company.

       Gretchen Goslin has served as Vice President - Marketing of the Company since the Merger. Ms. Goslin served as Vice President - Marketing of FFI from May 1993 until the consummation of the Merger. From August 1991 to May 1993, Ms. Goslin was Vice President - Marketing of Cosmyl Corporation, a cosmetics company.

       Oscar E. Marina has served as Vice President, General Counsel and Secretary of the Company and Fine Fragrances since March 1996. Mr. Marina has also served as Vice President, General Counsel and Secretary of G.B. Parfums and Halston Parfums since March 1997 and Secretary of G.B. Parfums and Halston Parfums since March 1996. Mr. Marina has served as a director and Assistant Secretary of FRM since December 1996. From October 1988 until March 1996, Mr. Marina was an attorney with the law firm of Steel Hector & Davis LLP in Miami, becoming a partner of the firm in January 1995.

       William J. Mueller has served as Vice President - Operations, Chief Financial Officer and Treasurer of the Company since the Merger. Mr. Mueller served as Vice President - Operations, Chief Financial Officer and Treasurer of FFI from April 1993 until the consummation of the Merger. Mr. Mueller has also served as Vice President - Finance and Chief Financial Officer of Fine Fragrances since April 1993 and Treasurer of G.B.
Parfums and Halston Parfums since March 1996. Mr. Mueller is a certified public accountant.

ITEM 2.   PROPERTIES

       The Company's corporate headquarters and distribution center is at the Miami Lakes Facility located at 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014 in a building owned by the Company on a tract of land comprising approximately 13 acres. The Miami Lakes Facility contains approximately 200,000 square feet of assembly, distribution, shipping and storage space and approximately 30,000 square feet of office space. In 1996, the Company issued a mortgage on the Miami Lakes Facility in the amount of $6 million. See Note 2 to the Notes to Consolidated Financial Statements. The Company has completed an upgrade of the Miami Lakes Facility, which included a comprehensive re-racking of the warehouse area and the installation of a computerized pick/sortation system that is expected to improve the rate of orders filled and represent a savings in labor costs. The Company is planning to expand its racked warehouse area and to rack its shipping area by the summer of 1998. The Company also leases from National Trading a 59,000 square foot building in Miami, Florida (the "National Trading Facility"), which had housed the Company's distribution facilities prior to the Merger. See Notes 1 and 9 to the Notes to Consolidated Financial Statements. The Company is continuing to occupy the National Trading Facility as a warehouse, but National Trading and the Company are pursuing a potential sale or lease of the National Trading Facility to a third party, which would discharge the Company from its lease obligation. There is no assurance that any such sale will be consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.   LEGAL PROCEEDINGS

       The Company is a party to a number of pending legal actions, proceedings and claims. While any litigation contains an element of uncertainty, management of the company believes, based upon the advice of counsel, that the outcome of such actions, proceedings or claims, pending or known to be threatened, will not have a material adverse affect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1998.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

       Market information.   The Company's Common Stock, $.01 par value
("Common Stock") has been traded on the Nasdaq National Market (the "National Market") under the symbol "FRAG" since December 21, 1995. The following table sets forth the high and low sales prices for the Common Stock, as reported on the National Market for each of the Company's fiscal quarters from February 1, 1996 through January 31, 1998. OTC quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                             High       Low
               Quarter Ended 4/30/96       $7 7/16     $5 1/8
               Quarter Ended 7/31/96       $8 1/8      $5 5/16
               Quarter Ended 10/31/96      $9 1/4      $6
               Quarter Ended 1/31/97       $9 5/8      $7 3/8

               Quarter Ended 4/30/97       $9 3/16     $6 3/4
               Quarter Ended 7/31/97       $10 1/2     $7 1/8
               Quarter Ended 10/31/97      $12 1/2     $8 1/4
               Quarter Ended 1/31/98       $11 3/4     $8 5/8

     Holders. As of March 31, 1998 there were approximately 530 record holders of the Common Stock.

     Dividends. The Company has not declared any cash dividends in its two most recent fiscal years and currently has no plans to declare dividends in the foreseeable future. Any future determination by the Company's Board of Directors to pay dividends will be made only after consideration of the Company's financial condition, results of operations, capital requirements and other relevant factors. The Company's credit facility with Fleet prohibits the payment of cash dividends by the Company and the Indenture relating to the Company's 10-3/8% Series B Senior Notes due 2007 (the "Series B Senior Notes") makes the payment of cash dividends subject to the satisfaction of certain financial and other covenants.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except earnings per share data)

       The shoe manufacturing and importing operations of the Company were permanently discontinued in the first quarter of 1995, and the operations of the Company following the November 30, 1995 Merger have consisted solely of the fragrance operations of FFI, which was the accounting acquiror in the Merger. Therefore, the following selected financial data represent the selected financial data of FFI until the Merger and the selected financial data of the Company following the Merger. The information has been derived from the audited and unaudited consolidated financial statements of the Company and FFI for the relevant periods. Effective January 31, 1995, FFI changed its fiscal year end to January 31 from June 30. For this reason, the seven months ended January 31, 1995 and 1994 are presented. The following data should be read in conjunction with the Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                      Fiscal        Seven Months    Twelve Months            Fiscal
                    Year Ended         Ended            Ended              Year Ended
                     June 30,        January 31,      January 31,          January 31,
                       1994        1994    1995          1995        1996     1997      1998
                    ----------   -----------------  -------------  ----------------------------
                               (Unaudited)            (Unaudited)
Selected Income
  Statement Data:
Net sales            $46,105     $27,415   $50,922     $69,612     $87,979  $140,482   $215,487
Gross profit           8,152       4,723   10,100      13,504       21,639    46,078     69,978
Income from
  operations           2,898       1,763    5,160       6,222        8,419    18,222     31,457
Net income           $ 1,011     $   641  $ 2,492     $ 2,862      $ 3,007  $  8,248   $ 12,341

Selected Per
  Share Data:
Basic earnings per
  common share <FN1>   $0.14       $0.09    $0.35       $0.40        $0.40     $0.71      $0.92
Weighted average
  common shares
  outstanding <FN1>    7,120       7,120    7,120       7,120        7,548    11,647     13,394

Other Data:
EBITDA <FN2>          $3,233      $1,964   $5,366      $6,562       $9,738   $21,885    $36,195

                              As of June 30,                   As of January 31,
                              -------------         --------------------------------------
                                  1994                1995      1996      1997      1998
                              -------------         --------------------------------------
Selected Balance
  Sheet Data:
Inventories                      $15,232            $21,829   $25,851   $67,989   $90,426
Working capital                    4,747              6,874     8,022    17,734   121,985
Total assets                      30,589             38,378    71,384   172,378   232,845
Short-term debt                   11,280             16,000    16,713    37,631        --
Long-term debt, net                4,983              4,932    17,285    37,215   133,785
Redeemable preferred stock         2,000              2,000     2,000        --        --
Shareholders' equity                 875              4,379    17,539    44,680    58,626
----------------------

<FN1>
(1) Earnings per share and the weighted average number of shares outstanding are determined based on the number of the Company's common shares (7,120,000) received by the shareholders of FFI in the Merger for each period prior to the year ended January 31, 1996. For the year ended January 31, 1996, earnings per share and the weighted average number of shares outstanding is based on the 7,120,000 shares received by the shareholders of FFI in the Merger through the date of the Merger and thereafter is based on the actual number of common shares and common share equivalents outstanding. Earnings per common share for all periods reflect "basic" earnings per share in accordance with SFAS 128.
See Note 1 to the Notes to Consolidated Financial Statements.

<FN2> EBITDA is defined as operating income, plus depreciation and amortization. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of the company's operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of its ability to meet cash needs. The Company believes that EBITDA is a measure Commonly reported and widely used by investors and other interested parties in the fragrance industry as a measure of a fragrance company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or nonoperating factors (such as historical cost). Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the fragrance industry and of the Company's debt servicing ability. However, EBITDA may not be comparable in all instances to other similar types of measures used in the fragrance industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS INFORMATION WHICH CONSTITUTES FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INHERENTLY INVOLVE RISKS AND UNCERTAINTIES. THE FACTORS, AMONG OTHERS, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN OR IMPLIED BY FORWARD-LOOKING STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE THOSE SET FORTH UNDER
PART I OF THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

       The shoe manufacturing and importing operations of the Company were permanently discontinued in the first quarter of 1995, and the operations of the Company following the Merger, which was consummated on November 30, 1995, consist solely of the fragrance operations of FFI, which was the accounting acquiror in the Merger. Therefore, the following discussion and analysis relates to the results of operation of FFI until the Merger and the financial condition and results of operation of the Company following the Merger.

       The Company's business is the manufacturing, distribution and marketing of prestige fragrances and related cosmetic products. The Company distributes and markets on an exclusive basis in the United States to both department stores and mass-market retailers the Controlled Brands, including, the Geoffrey Beene brands of Grey Flannel, Eau de Grey Flannel and Bowling Green, the Halston brands of Halston, Catalyst, Z-14 and 1-12, and several other brands including Colors of Benetton, Hot and Cold, Tribu, Ombre Rose, Ombre D'or, Faconnable, Salvador Dali, Salvador, Laguna, Dalissime, Dalimix, Cafe, Taxi, Watt, Balenciaga, Rumba, Lapidus, Creation, Fantasme and Chevignon, as well as the Galenic Elancyl skin care products. In the case of the Halston and Geoffrey Beene fragrance brands, the Company also controls the manufacturing and exclusive worldwide distribution of such brands. In addition to the Controlled Brand operations, the Company also distributes, primarily to mass-market retailers, Distributed Brands it obtains from manufacturers and other sources.

       The Controlled Brand operations have somewhat different financial characteristics than the Distributed Brand operations. As a percentage of net sales, the Controlled Brand operations tend to have higher gross margins, as well as higher marketing and selling, general and administrative expenses, than the Distributed Brand operations. The higher gross margins have been greater than the higher marketing and selling, general and administrative expenses associated with the Controlled Brand operations. The acquisition of the licenses and trademarks associated with the Controlled Brand operations also increases amortization expense. Overall, brand contribution margin (operating income after amortization of acquisition costs and amortization of exclusive brand licenses, as a percentage of net sales) of Controlled Brands is greater than that of Distributed Brands. The JPF Acquisition, which closed on March 31, 1998, is anticipated to increase the proportion of the Company's business in Distributed Brands. See Item 1 "Business - Recent Developments."

       The following discussion of the Company's (and FFI's prior to the Merger) results of operations is presented for the fiscal years ended January 31, 1996, 1997 and 1998.

RESULTS OF OPERATIONS

General
-------
       The following table sets forth, for the periods indicated, certain information relating to the Company's (and FFI prior to the Merger) operations expressed as percentages of net sales for the period
(percentages may not add due to rounding):

                                                    Years Ended January 31,
                                                    1996     1997     1998
                                                   ------------------------
  Income Statement Data:
  Net sales                                        100.0%   100.0%   100.0%
  Cost of sales                                     75.4     67.2     68.0
                                                   -----    -----    -----
  Gross profit                                      24.6     32.8     32.0
  Warehouse and shipping expenses                    3.1      3.2      3.3
  Selling, general and administrative
    expenses                                        10.4     14.0     11.9
  Depreciation and amortization                      1.5      2.6      2.2
                                                   -----    -----    -----
   Operating income                                  9.6     13.0     14.6
  Interest expense, net of interest
    and other income                                 4.3      4.1      5.5
                                                   -----    -----    -----
  Income before equity in earnings of
    unconsolidated affiliate and income
    taxes                                            5.3      8.9      9.1
  Equity in earnings of unconsolidated
    affiliate                                        0.3      0.3      0.1
                                                   -----    -----    -----
   Income before income taxes                        5.6      9.2      9.2
  Provision for income taxes                         2.2      3.3      3.4
                                                   -----    -----    -----
  Net income                                         3.4%     5.9%     5.8%
                                                   =====    =====    =====
  Other Data:
  EBITDA <FN1>                                      11.1%    15.6%    16.8%
------------------

<FN1> EBITDA is defined as operating income, plus depreciation and amortization. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of the company's operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of its ability to meet cash needs. The Company believes that EBITDA is a measure commonly reported and widely used by investors and other interested parties in the fragrance industry as a measure of a fragrance company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or nonoperating factors (such as historical cost). Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the fragrance industry and of the Company's debt servicing ability. However, EBITDA may not be comparable in all instances to other similar types of measures used in the fragrance industry.

Fiscal Year Ended January 31, 1998 Compared to the Fiscal Year Ended January 31, 1997
--------------------------------------------------------------------

       NET SALES. Net sales increased $75.0 million, or 53.4%, to $215.5 million for the fiscal year ended January 31, 1998 from $140.5 million for the fiscal year ended January 31, 1997. Of the increase in net sales (i) approximately $18.3 million was attributable to an increase in sales of Controlled Brands, resulting primarily from the increased sales of the Halston, Geoffrey Beene and Benetton brands (including through the launch of the Hot and Cold product line) and the addition of the net sales of COFCI fragrance products following the Fine Fragrances Acquisition (which were previously accounted for under the equity in earnings of unconsolidated affiliate, 50% owned), and (ii) the balance was attributable to an increase in sales of Distributed Brands, including specially designed products, for the mass market. The increase in net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that the increased sales resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of product, and the growth in sales of customized gift sets.

       GROSS PROFIT. Gross profit increased $22.9 million, or 49.7%, to $69.0 million for the fiscal year ended January 31, 1998 from $46.1 million for the fiscal year ended January 31, 1997. The increase in gross profit was primarily attributable to the increase in product sales of both the Controlled Brands and the Distributed Brands, including an increase in the sale of holiday fragrance sets. Gross margins decreased slightly from 32.8% to 32.0% primarily as a result of a proportionally larger increase in sales of Distributed Brands, which typically sell at lower margins than the Controlled Brands.

       WAREHOUSE AND SHIPPING EXPENSE. Warehouse and shipping expenses increased $2.7 million, or 59.6%, to $7.2 million for the fiscal year ended January 31, 1998, from $4.5 million for the fiscal year ended January 31, 1997. The increase resulted from both an increase in labor, warehouse, shipping materials and freight costs, all of which were associated with the increase in net sales, and an increase in inventory reserve for shrinkage and obsolescence.

       SG&A. Selling, general and administrative ("SG&A") expenses increased $5.9 million, or 30.0%, to $25.6 million for the fiscal year ended January 31, 1998 from $19.7 million for the fiscal year ended
January 31, 1997. As a percentage of net sales, SG&A expenses decreased from 14.0% in fiscal 1997 to 11.9% in fiscal 1998. Of the increase in SG&A expenses, approximately $2.8 million represented an increase in selling expenses, primarily as a result of increased advertising and promotional expenses, the addition of sales and marketing personnel and salary support programs with retailers, partially offset by the decrease in sales commissions and national media advertising costs. General and administrative expenses increased $3.1 million primarily as a result of the addition of administrative personnel, the termination of the management fees derived from Fine Fragrances following the Fine Fragrances Acquisition (which had reduced general and administrative expenses in the prior year's period), the increased reserve for management incentive compensation (which is based on the pre-tax income of the Company) and an increase in the provision for bad debt.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.1 million, or 29.3%, to $4.7 million for the fiscal year ended January 31, 1998 from $3.7 million for the fiscal year ended January 31, 1997. The increase was primarily attributable to the depreciation of costs related to (i) improvements to the Miami Lakes facility, (ii) new machinery and equipment (including equipment for the new pick/sortation system and computer equipment associated with the Company's new management information system), and (iii) tools and molds used in connection with the manufacture of products, including gift sets; and to the amortization of the trademarks and licenses from the Halston Acquisition, the FMG Acquisition and the Fine Fragrances Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

       INTEREST EXPENSE, NET. Interest expense, net of interest income, increased $5.6 million, or 81.5%, to $12.4 million for the fiscal year ended January 31, 1998 from $6.8 million for the fiscal year ended January 31, 1997. This increase was due to the increase in average debt outstanding resulting from the May 1997 offering (the "Note Offering") of $115 million principal amount of 10-3/8% Series A Senior Notes (the "Series A Senior Notes"). During the fiscal year ended January 31, 1998, interest income increased by approximately $398,000 resulting from the investment of the excess proceeds from the Note Offering.

       OTHER INCOME. Other income decreased during the fiscal year ended January 31, 1998 by approximately $0.5 million from the fiscal year ended January 31, 1997, primarily as a result of the receipt of $0.5 million from the September 1996 sale of the common stock of a company engaged in an unrelated business which Suave had held since 1984.

       NET INCOME. Net income increased $4.1 million, or 49.6%, to $12.3 million for the fiscal year ended January 31, 1998, from $8.2 million for the fiscal year ended January 31, 1997, primarily as a result of the increase in net sales, which were partially offset by higher interest and SG&A expenses.

       EBITDA. EBITDA increased $14.3 million, or 65.4%, to $36.2 million for the fiscal year ended January 31, 1998 from $21.9 million for the fiscal year ended January 31, 1997. The EBITDA margin increased to 16.8% for the fiscal year ended January 31, 1998 from 15.6% for the fiscal year ended January 31, 1997. The increases in EBITDA and EBITDA margin were primarily attributable to the decrease in SG&A expenses as a percentage of net sales.

Fiscal Year Ended January 31, 1997 Compared to the Fiscal Year Ended January 31, 1996
--------------------------------------------------------------------

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

       SG&A. Selling, general and administrative expenses increased $10.5 million, or 114%, to $19.7 million for the fiscal year ended January 31, 1997 from $9.2 million for the fiscal year ended January 31, 1996. The increase in SG&A expenses (which increased as a percentage of net sales from 10.5% to 14.0%), was primarily a result of an increase in advertising and promotional expenses for the Halston and Geoffrey Beene brands, an increase in sales commissions associated with the increase in net sales and the addition of sales, marketing and administrative personnel since the FMG Acquisition in May 1996.

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

       OTHER INCOME. Other income primarily reflects the receipt by the Company of $0.5 million from the September 1996 sale of the common stock of a company engaged in an unrelated business which Suave had held since 1984, as well as approximately $0.1 million from the sale of shoe products and equipment held by Suave from before the Merger.

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

       EBITDA. EBITDA increased $12.2 million, or 126%, to $21.9 million for the fiscal year ended January 31, 1997 from $9.7 million for the fiscal year ended January 31, 1996. The EBITDA margin increased to 15.6% for the fiscal year ended January 31, 1997 from 11.1% for the fiscal year ended January 31, 1996. The increase was primarily attributable to the increase in gross profit discussed above, partially offset by the increase in SG&A expenses.

SEASONALITY

       The fragrance operations of the Company have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For example, in fiscal 1998, 67% of the Company's net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from its customers, sales and results of operations can vary significantly between quarters of the same and different years. As a result, the Company expects to experience variability in net sales and net income on a quarterly basis.

       The Company's working capital borrowings are also seasonal, and are normally highest in the months of September and October. During the fourth fiscal quarter ending January 31, significant cash is normally generated as customer payments on holiday orders are received.

LIQUIDITY AND CAPITAL RESOURCES

       The Company used approximately $40.7 million of net cash in operations during the fiscal year ended January 31, 1998, compared to $23.2 million of net cash used in operations during the fiscal year ended
January 31, 1997, primarily as a result of a significant decrease in accounts payable partially offset by a decrease in the level of inventory purchases. The Company utilized a portion of the proceeds from the Note Offering to significantly reduce its accounts payable. The Company used net cash in investing activities of approximately $7.4 million during the fiscal year ended January 31, 1998, compared to approximately $21.1 million during the fiscal year ended January 31, 1997, primarily as a result of the cash used for purchases of brand licenses and trademarks for the Halston

Acquisition and the FMG Acquisition during fiscal 1997, partially offset by significant additions to property and equipment for the Miami Lakes Facility, including for a new racking system, a computerized pick/sortation system and computer software and equipment associated with a new management information system. During the fiscal year ended January 31, 1998, the Company received approximately $54.9 million of net cash from financing activities, which related to the proceeds from the May 1997 Note Offering and the uses of a portion of such proceeds to pay off the outstanding balances under the Company's credit facility and certain subordinated debentures and for working capital purposes. During the fiscal year ended January 31, 1997, the Company received approximately $45.1 million of net cash from financing activities, primarily to fund the Halston Acquisition, the FMG Acquisition and for working capital purposes. The Company financed these activities through the public offering of Common Stock in July 1996, the issuance of subordinated debentures, the mortgage on the Miami Lakes Facility and the revolving portion of its credit facility. See Notes 2, 3 and 7 to the Notes to Consolidated Financial Statements.

       The Company (and FFI prior to the Merger) has historically financed, and expects to continue to finance, its internal growth and acquisitions primarily through its credit facility, external financing and internally generated funds. The Company's principal future uses of funds are for working capital requirements, debt service and additional brand acquisitions or product distribution arrangements. As a result of several acquisitions during the past three years, including the Geoffrey Beene Acquisition, the Halston Acquisition and the FMG Acquisition, the growth in direct distribution relationships for additional fragrance brands and certain favorable product buying opportunities, the Company's working capital needs have increased significantly and are expected to continue to increase, especially following the closing of the JPF Acquisition.

       The Company financed approximately $39 million of the purchase price (not including the accounts payable assumed) for the JPF Acquisition with available cash from operations, the Company's revolving credit facility with Fleet (the "Credit Facility") and the $3 million Debenture. The Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments if certain conditions relating to the JPF Business are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. See Item 1 "Business - Recent Developments." Since a significant portion of the purchase price for the JPF Acquisition was paid from the Credit Facility, management of the Company is evaluating alternatives for additional external financing of $30 million, which may be debt or equity financing, to pay down the amounts borrowed under the Credit Facility. Management of the Company believes that such financing (or other financing such as an increase in the size of the Credit Facility) is, and will be, available. Subject to receipt of financing to pay down and thereby create availability under the Credit Facility, management of the Company believes that internally generated funds and available financing under the Credit Facility will be sufficient to cover the Company's working capital and debt service requirements (other than any additional working capital requirements which may result from further expansion, through acquisitions of brands or new product distribution arrangements, of the Company's operations) for at least the next 12 months.

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

       Further expansion of the Company's operations, including through additional brand acquisitions or the acquisition of exclusive distribution rights to additional fragrance brands, will require increased investment in accounts receivable and inventories, which may negatively impact the Company's cash flow from operations. The Company has discussions from time to time with manufacturers of prestige fragrance brands and with distributors that hold exclusive distribution rights regarding possible acquisitions by the Company of additional exclusive manufacturing and/or distribution rights. The Company currently has no agreements or commitments with respect to any such acquisition, although it periodically executes routine agreements to maintain the confidentiality of information obtained during the course of discussions with manufacturers and distributors. There is no assurance that the Company will be able to negotiate successfully for any such future acquisitions or that it will be able to obtain acquisition financing or additional working capital financing on satisfactory terms for further expansion of its operations.

       In May 1997, the Company consummated the Note Offering of $115 million principal amount of the Series A Senior Notes. See Note 10 to Notes to Consolidated Financial Statements. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of the Series B Senior Notes which contain identical terms to the Series A Senior Notes but have been registered under the Securities Act of 1933, as amended. Approximately $48.6 million of the net proceeds from the sale of the Series A Senior Notes was used to repay all of the outstanding indebtedness under the Company's then existing credit facility (including amounts outstanding under a term loan issued in connection with the Geoffrey Beene Acquisition) and such credit facility was terminated. Approximately $10.4 million of the net proceeds was used to repay the Company's 8% Secured Subordinated Debentures Series I and II (plus accrued interest) which were issued in connection with the Geoffrey Beene Acquisition and the Halston Acquisition. Approximately $3.9 million of the net proceeds was used to pay accrued interest and purchase, at a discount, an 8.5% Subordinated Debenture due 1999 which was issued in connection with the FMG Acquisition. In addition, approximately $4.2 million of the net proceeds was used for the Fine Acquisition and to repay Fine Fragrances' bank credit line. The balance of the net proceeds from the Note Offering were used for working capital support.

       The Indenture pursuant to which the Series A Senior Notes (and the Series B Senior Notes following their exchange for the Series A Senior Notes) were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility. The Indenture generally limits the ability of the Company to
(i) incur additional indebtedness, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest,
(iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments, in each case, subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the Series B Senior Notes have the option to require the Company to repurchase their notes in the event there is a change of control in the Company.

       Concurrently with the closing of the Note Offering, the Company entered into the Credit Facility with Fleet which provides for borrowings on a revolving basis of up to $40 million (including up to $3 million in commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations. Amounts borrowed on the revolving portion of the Credit Facility mature on May 31, 1999. Loans under the revolving credit portion of the Credit Facility will bear interest, payable monthly, at a floating rate ranging from, at the option of the Company, either (i) 1.75% over LIBOR to 2.25% over LIBOR or (ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, and combinations thereof, in each case depending on the ratio of the Company's total funded debt to its shareholders equity base. The Company's borrowing availability under the Credit Facility is limited to the sum of between 80 to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $20 million). The Company's obligations under the Credit Facility will rank pari passu in right of payment with the Series B Senior Notes and senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, borrowings under the Credit Facility are secured by a first priority lien on all of the Company's accounts receivable and inventory. See Note 7 to Notes to Consolidated Financial Statements.

       The Credit Facility: restricts the Company's ability to incur additional non-trade debt (with certain exceptions, including indebtedness not exceeding $50 million for a fiscal year issued in connection with certain asset purchases), and to enter into certain acquisitions, mergers, investments and affiliated transactions; and prohibits the declaration or payment of dividends on, or the redemption of, the Company's capital stock, certain payments on the subordinated debt and the sale of the Company's interest in its subsidiaries. The Credit Facility also contains covenants requiring the Company to maintain a minimum shareholders' equity, a maximum leverage ratio, and minimum debt service and interest coverage ratios. At January 31, 1998, the Company had the entire balance of the Credit Facility available for additional working capital support and general corporate purposes, including acquisitions. The Company pays quarterly in arrears a fee of .375% per annum on the unused portion of the Credit Facility and a letter of credit fee of 1.0% per annum on the face amount of trade letters of credit and 2.0% per annum on the face amount of stand-by letters of credit issued and outstanding. In March 1998, The Company used approximately $36 million of availability under the Credit Facility to pay for a portion of the purchase price of the JPF Acquisition.

       At January 31, 1998, the Company had outstanding approximately $5.0 million aggregate principal amount of 7.5% Convertible Debentures Due 2006. See Note 4 to the Notes to Consolidated Financial Statements. The 7.5% Convertible Debentures are convertible at any time at $7.20 per share (the "Conversion Price") into shares of Common Stock, and are redeemable at par at any time commencing July 22, 1999 at the option of the Company, but only in the event the Common Stock, at the time a redemption notice is delivered by the Company, has been trading at not less than $14.40 for 20 consecutive trading days. The 7.5% Convertible Debentures are due June 30, 2006 and require interest-only payments payable semi-annually until maturity at which time the entire unpaid principal amount and any unpaid accrued interest is due and payable. The Company also has outstanding $7.0 million aggregate principal amount of 8.5% Subordinated Debentures (the "8.5% Debentures"). See Note 2 to Notes to Consolidated Financial Statements. The 8.5% Debentures require mandatory annual principal repayments in the aggregate amount of $2.33 million commencing May 2002, with the remaining balance due May 2004.

       The characteristics of the Company's business do not generally require it to make significant ongoing capital expenditures. During the fiscal year ended January 31, 1998; however, the Company incurred approximately $6.9 million in capital expenditures, primarily for the renovation of the executive offices, a comprehensive re-racking of the warehouse area, the construction and installation of a computerized pick/sortation system and the purchase and installation of software and equipment for a new management information system. See Item 1 "Business - Management Information Systems." The Company is planning to expand its racked warehouse area, to rack the shipping area and install a new inbound inventory management software system by the summer of 1998 and anticipates capital expenditures for the fiscal year ended January 31, 1999 of approximately $2 million. Exclusive of the possible impact from acquisitions, the Company does not anticipate that its annual capital expenditures will be more than $1 million for the foreseeable future following fiscal 1999.

       The Company has a lease on the National Trading Facility which FFI had been using for its fragrance operations. The lessor of the property is National Trading and the property has been mortgaged by National Trading as security for its obligation for Industrial Development Revenue Bonds issued through Dade County, Florida which mature on December 1, 2011. The balance of these bonds which approximate the obligations of FFI through 2011 under this lease was approximately $2.0 million at January 31, 1998. The
Company and National Trading are pursuing a potential sale or lease of the National Trading Facility to a third party that would discharge the Company from the lease obligation. There is no assurance that any such sale or lease will be consummated.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS*


Independent Auditors' Report

Consolidated Balance Sheets as of January 31, 1997 and 1998

Consolidated Statements of Income for the Years Ended
January 31, 1996, 1997 and 1998

Consolidated Statements of Shareholders' Equity for the Years Ended January 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the Years Ended
January 31, 1996, 1997 and 1998

Notes to Consolidated Financial Statements

--------------------

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

                                INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of French Fragrances, Inc. and Subsidiaries:

       We have audited the accompanying consolidated balance sheets of French Fragrances, Inc. and subsidiaries (the "Company") as of January 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Miami, Florida
March 31, 1998

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     January 31,   January 31,
                                                        1997          1998
                                                    ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    855,969   $  7,667,119
  Accounts receivable, net                            33,762,541     53,412,248
  Inventories                                         67,989,322     90,425,910
  Advances on inventory purchases                      3,441,020      6,978,285
  Prepaid expenses and other assets                    2,167,790      3,936,529
                                                    ------------   ------------
       Total current assets                          108,216,642    162,420,091
                                                    ------------   ------------
Investment in unconsolidated affiliate                 2,104,218             --
                                                    ------------   ------------
Restricted cash and investments                        1,314,602             --
                                                    ------------   ------------
Property and equipment, net                           13,817,203     19,501,742
                                                    ------------   ------------
Other assets:
  Exclusive brand licenses and trademarks, net        45,126,465     42,776,017
  Senior note offering costs, net                             --      3,756,911
  Deferred income taxes, net                             955,805        838,633
  Other intangibles and other assets                     843,109      3,359,891
                                                    ------------   ------------
       Total other assets                             46,925,379     50,731,452
                                                    ------------   ------------
       Total assets                                 $172,378,044   $232,653,285
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                   $ 37,631,301   $         --
   Accounts payable - trade                           37,329,059     24,393,878
  Other payables and accrued expenses                 10,600,000     12,454,835
  Current portion of capital lease, mortgage
   and term note                                       3,308,370      3,100,108
  Due to affiliates, net                               1,613,989        294,136
                                                    ------------   ------------
       Total current liabilities                      90,482,719     40,242,957
                                                    ------------   ------------

Long-term liabilities:
  Senior notes                                                --    115,000,000
  Secured subordinated debentures                     10,435,035             --
  Subordinated debentures                             11,080,000      6,979,966
  Convertible subordinated debentures                  5,460,000      4,960,633
  Mortgage note                                        5,824,231      5,682,041
  Term notes                                           3,285,915        151,907
  Capital lease                                        1,130,000      1,010,000
                                                    ------------   ------------
       Total liabilities                             127,697,900    174,027,504
                                                    ------------   ------------

Commitments and Contingencies(See Note 9)
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000
   shares authorized; 316,005 and 279,877
   shares issued and outstanding, respectively             3,160          2,799
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429
   shares authorized; 571,429 and 525,490
   shares issued and outstanding, respectively             5,714          5,255
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 13,249,146 and 13,623,734 shares
   issued and outstanding, respectively                  132,492        136,238
  Additional paid-in capital                          29,185,161     30,786,503
  Retained earnings                                   15,353,617     27,694,986
                                                    ------------   ------------
       Total shareholders' equity                     44,680,144     58,625,781
                                                    ------------   ------------
       Total liabilities and shareholders' equity   $172,378,044   $232,653,285
                                                    ============   ============


                 See Notes to Consolidated Financial Statements.

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                              Years Ended January 31,
                                        1996           1997           1998
                                    -----------------------------------------
Net sales                           $87,978,695   $140,482,299   $215,487,487
Cost of sales                        66,339,698     94,404,288    146,509,086
                                    -----------   ------------   ------------
  Gross profit                       21,638,997     46,078,011     68,978,401
                                    -----------   ------------   ------------
Operating expenses:
  Warehouse and shipping              2,706,782      4,528,022      7,225,319
  Selling, general and
   administration                     9,193,929     19,664,857     25,557,962
  Depreciation and
   amortization                       1,319,675      3,663,261      4,738,077
                                    -----------   ------------   ------------
     Total operating expenses        13,220,386     27,856,140     37,521,358
                                    -----------   ------------   ------------
Income from operations                8,418,611     18,221,871     31,457,043
                                    -----------   ------------   ------------
Other income (expense):
  Interest expense, net              (4,142,475)    (6,826,248)   (12,390,622)
  Other income                          374,120      1,108,489        562,866
                                    -----------   ------------   ------------
     Other income (expense),
      net                            (3,768,355)    (5,717,759)   (11,827,756)
                                    -----------   ------------   ------------
Income before equity in earnings
 of unconsolidated affiliate and
 provisions  for income taxes         4,650,256     12,504,112     19,629,287

Equity in earnings of
 unconsolidated affiliate,
 50% owned                              287,553        395,983        134,508
                                    -----------   ------------   ------------
Income before income taxes            4,937,809     12,900,095     19,763,795
Provision for income taxes            1,930,691      4,652,336      7,422,426
                                    -----------   ------------   ------------
Net income                          $ 3,007,118   $  8,247,759   $ 12,341,369
                                    ===========   ============   ============
Earnings per common share:
  Basic                             $      0.40   $       0.71   $       0.92
                                    ===========   ============   ============
  Diluted                           $      0.35   $       0.60   $       0.76
                                    ===========   ============   ============
Weighted average number
 of common shares:
  Basic                               7,548,278     11,646,937     13,394,385
                                    ===========   ============   ============
  Diluted                             8,517,760     13,830,510     16,492,041
                                    ===========   ============   ============

                 See Notes to Consolidated Financial Statements.

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             PREFERRED STOCK
                        SERIES B         SERIES C          COMMON STOCK
                     SHARES   AMOUNT  SHARES  AMOUNT     SHARES    AMOUNT
                      --------------- --------------  --------------------
Balance at
 January 31, 1995         --      --       --     --   7,120,000  $71,200

Issuance of Series
 B convertible
 preferred shares    350,000  $3,500       --     --          --       --

Issuance of Common
 Stock in Merger          --      --       --     --   2,521,290   25,213

Net income for
 the year                 --      --       --     --          --       --
--------------------------------------------------------------------------
Balance at
 January 31, 1996    350,000   3,500       --     --   9,641,290   96,413

Issuance of Common
 Stock upon
 conversion of
 Series B
 convertible
 preferred stock     (33,995)   (340)      --     --     242,041    2,421

Issuance of Common
 Stock upon
 conversion of 5%
 convertible
 subordinated
 debentures               --      --       --     --       1,815       18

Issuance of Common
 Stock in public
 offering                 --      --       --     --   3,364,000   33,640

Issuance of warrants      --      --       --     --          --       --

Issuance of Series C
 convertible
 preferred stock          --      --  571,429 $5,714          --       --

Net income for
 the year                 --      --       --     --          --       --

--------------------------------------------------------------------------
Balance at
 January 31, 1997    316,005   3,160  571,429  5,714  13,249,146  132,492

Issuance of Common
 Stock upon
 conversion of
 Series B
 convertible
 preferred stock     (36,128)   (361)      --     --     257,230    2,572

Issuance of Common
 Stock upon
 conversion of
 Series C
 convertible
 preferred stock          --      --  (45,939)  (459)     45,939      459

Issuance of Common
 Stock upon
 conversion of 7.5%
 subordinated
 convertible
 debentures               --      --       --     --      71,419      715

Net income for
 the year                 --      --       --     --          --       --
--------------------------------------------------------------------------
Balance at
 January 31, 1998    279,877  $2,799  525,490 $5,255  13,623,734 $136,238
                     =======  ======  ======= ======  ========== ========

                (RESTUBBED TABLE CONTINUED FROM ABOVE)

                           ADDITIONAL                         TOTAL
                           PAID-IN          RETAINED       SHAREHOLDERS'
                           CAPITAL          EARNINGS          EQUITY
                          -------------    -----------     -------------
Balance at
 January 31, 1995         $   208,800      $4,098,740       $ 4,378,740

Issuance of Series
 B convertible
 preferred shares                  --               --            3,500

Issuance of Common
 Stock in Merger           10,124,739               --       10,149,952

Net income for
 the year                          --        3,007,118        3,007,118
--------------------------------------------------------------------------
Balance at
 January 31, 1996          10,333,539        7,105,858       17,539,310

Issuance of Common
 Stock upon
 conversion of
 Series B
 convertible
 preferred stock              796,655               --          798,736

Issuance of Common
 Stock upon
 conversion of 5%
 convertible
 subordinated
 debentures                    13,982               --           14,000

Issuance of Common
 Stock in public
 offering                  17,979,361               --       18,013,001

Issuance of warrants           61,624               --           61,624
Issuance of Series C
 convertible
 preferred stock                   --               --            5,714
Net income for
 the year                          --        8,247,759        8,247,759
--------------------------------------------------------------------------
Balance at
 January 31, 1997          29,185,161       15,353,617       44,680,144

Issuance of Common
 Stock upon
 conversion of
 Series B
 convertible
 preferred stock              846,660               --          848,871

Issuance of Common
 Stock upon
 conversion of
 Series C
 convertible
 preferred stock              241,179               --          241,179

Issuance of Common
 Stock upon
 conversion of 7.5%
 subordinated
 convertible
 debentures                   513,503               --          514,218

Net income for
 the year                          --       12,341,369       12,341,369
--------------------------------------------------------------------------
Balance at
 January 31, 1998         $30,786,503      $27,694,986      $58,625,781
                          ===========      ===========      ===========



              See notes to consolidated financial statements.

                   FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              Years Ended January 31,
                                                         1996          1997           1998
                                                     -----------------------------------------
Cash flows from operating activities:
 Net Income                                          $  3,007,118  $  8,247,759   $ 12,341,369
 Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
   Depreciation and amortization                        1,319,675     3,663,261      4,738,077
   Amortization of Senior Note Offering costs                  --            --        286,301
   Equity in earnings of unconsolidated affiliate        (287,553)     (395,983)      (134,508)
   Deferred tax (benefit) provision                      (504,211)     (194,463)       117,172

   Change in assets and liabilities net of effects
     from the acquisitions:
   Increase in accounts receivable                     (3,192,712)  (20,784,755)   (18,887,502)
   Increase in inventories                             (4,021,498)  (44,216,341)   (19,630,950)
   Decrease (increase) in prepaid expenses and
      other assets                                      1,005,334       990,242     (7,249,730)
   Increase (decrease) in accounts payable              2,991,835    26,213,395    (13,452,678)
   Increase in other payables and accrued expenses      3,417,215     4,294,542      1,157,859
   Increase (decrease) in due to affiliate, net         1,444,160    (1,038,451)       (14,508)
                                                     ------------  ------------   ------------
     Net cash provided by (used in) operating
        activities                                      5,179,363   (23,220,794)   (40,729,098)
                                                     ------------  ------------   ------------
Cash flows from investing activities:
 Purchase of exclusive brand licenses and
  trademarks                                          (18,370,655)  (19,315,291)            --
 Additions to property and equipment, net of
  disposals                                              (149,394)   (2,486,960)    (6,960,899)
 Receipts of restricted cash for capital
  improvements                                                 --       685,398      1,314,602
 Net cash acquired in merger                              536,913            --             --
                                                     ------------  ------------   ------------
 Net cash portion of unconsolidated affiliate
  purchase                                                     --            --     (1,745,768)
     Net cash used in investing activities            (17,983,136)  (21,116,853)    (7,392,065)
                                                     ------------  ------------   ------------
Cash flows from financing activities:
 Proceeds from the issuance of preferred stock              3,500         5,714             --
 Proceeds from the conversion of preferred stock                                     1,049,487
 Proceeds from stock offering                                  --    18,013,001             --
 Proceeds from the issuance of secured
  subordinated debentures                               8,221,500     3,000,035             --
 Payments to retire secured subordinated
  debentures                                                   --            --    (14,494,512)
 Net proceeds from the issuance of Senior Notes                --            --    111,550,000
 (Payments to) advances from unconsolidated
  affiliate                                              (418,476)      383,621        798,894
 Proceeds from term loan                                7,000,000     8,960,000             --
 Payments on term loans                                  (833,333)  (10,833,332)    (4,333,333)
 Net (payments of) proceeds from short-term debt       (1,120,001)   22,751,300    (39,367,096)
 Payments on capital lease and installment loans         (221,606)     (200,346)      (141,144)
 Loans from shareholders                                  250,000            --             --
 Payments on loans from shareholders and officer               --      (410,000)            --
 Proceeds from the grant of stock purchase warrants            --        41,624             --
 Proceeds from mortgage note                                   --     4,000,000             --
 Payments on mortgage note                                     --       (55,961)      (129,983)
 Proceeds from conversion of 5% subordinated
  debentures                                                   --        14,000             --
 Payments to retire convertible subordinated
  debentures                                             (600,000)     (600,000)            --
                                                     ------------  ------------   ------------
     Net cash provided by financing activities         12,281,584    45,069,656     54,932,313
                                                     ------------  ------------   ------------
Net (decrease) increase in cash and cash
 equivalents                                             (522,189)      732,009      6,811,150
Cash and cash equivalents at beginning of period          646,149       123,960        855,969
                                                     ------------  ------------   ------------
Cash and cash equivalents at end of period           $    123,960  $    855,969   $  7,667,119
                                                     ============  ============   ============
Supplemental disclosure of cash flow information:
 Interest paid during the period                     $  4,082,339  $  6,014,871   $  9,990,420
                                                     ============  ============   ============
 Income taxes paid during the period                 $  2,245,000  $  2,113,441   $  8,064,127
                                                     ============  ============   ============

                         See Notes to Consolidated Financial Statements.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BUSINESS ACTIVITY. French Fragrances, Inc. (the "Company") is a manufacturer, distributor and marketer of prestige designer fragrances and related cosmetic products, primarily to mass-market retailers in the United States. In 1992, a company called French Fragrances, Inc. ("FFI") was formed to acquire the net assets of the fragrance and cosmetics distribution business of National Trading Manufacturing, Inc. ("National Trading"). In connection with the acquisition of the net assets of National Trading, FFI purchased 50% of Fine Fragrances, Inc. ("Fine Fragrances"), a company which distributes fragrances manufactured in France by COFCI, S.A. ("COFCI"). In November 1995, FFI merged with and into Suave Shoe Corporation ("Suave") in a reverse acquisition (the "Merger"). See Note 2. In May 1997, the Company acquired the 50% of Fine Fragrances that it did not own. See Note 6.

       BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries G.B. Parfums, Inc. ("G.B. Parfums"), Halston Parfums, Inc., Fine Fragrances and FRM Services, Inc., an inactive subsidiary. See Note 2. All significant intercompany accounts and transactions have been eliminated in consolidation.

       BASIS OF PRESENTATION. All references to the Company in these consolidated financial statements and notes refer to FFI until the Merger and to the surviving corporation following the Merger. See Note 2.

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

       REVENUE RECOGNITION. Sales are recognized upon shipment. During the years ended January 31, 1996, 1997 and 1998, no customer accounted for more than 10% of total sales.

       CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

       INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method. Inventory balances at January 31, 1997 and 1998 were as follows:

                                            January 31,
                                      1997               1998
        --------------------------------------------------------
        Finished                  $61,117,587        $82,208,665
        Work in progress            1,303,514          1,841,706
        Raw materials               5,568,221          6,375,539
                                  -----------        -----------
                                  $67,989,322        $90,425,910
                                  ===========        =========== /TABLE

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       INVESTMENT IN UNCONSOLIDATED AFFILIATE. The Company's investment in Fine Fragrances prior to May 1997 was accounted for under the equity method (see Notes 6 and 16).

       RESTRICTED CASH INVESTMENTS. Restricted cash and investments at January 31, 1997, consisted of cash and investments which were held in trust and committed for capital improvements on the Miami Lakes Facility (as defined in Note 2).

       ACCOUNTS RECEIVABLE. A provision has been made and an allowance established for potential losses from uninsured receivables and estimated sales returns in the normal course of business. Since these allowances are based on estimates, there is no assurance that such reserves and allowances will be sufficient to cover unforeseen losses or returns. The activity for these allowance accounts are as follows:

                                             Years Ended January 31,
                                         1996          1997         1998
                                    ---------------------------------------
  Allowance for Doubtful Accounts:
  Beginning balance                 $   112,094   $   290,645  $   489,937
  Provision                             180,000       205,000      570,000
  Write offs, net of recoveries          (1,449)       (5,708)    (383,550)
                                    -----------   -----------  -----------
  Ending balance                    $   290,645   $   489,937  $   676,387
                                    ===========   ===========  ===========
  Allowance for Sales Returns:
  Beginning balance                 $    56,000   $   346,500  $   366,608
  Provision                           1,650,602     2,726,143    6,014,283
  Actual returns                     (1,360,102)   (2,706,035)  (5,822,240)
                                    -----------   -----------  -----------
  Ending balance                    $   346,500   $   366,608  $   558,651
                                    ===========   ===========  ===========

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

               Category                          Years
               ---------------------------------------
               Building                          20-40
               Building improvements                40
               Furniture and fixtures                8
               Machinery, equipment and
                vehicles                           3-8
               Computer equipment and software     3-5
               Tools and molds                     1-3

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       CAPITAL LEASE. The Company leases the building and the land which were used for its principal business offices prior to May 1997 and are presently used as a warehouse (the "National Trading Facility") that transfers substantially all benefits and risks of ownership to the Company. The lessor of this property is National Trading, which is owned by a shareholder of the Company. This property is mortgaged by National
Trading to secure its obligations under Industrial Development Revenue Bonds (Series 1985) (the "Bonds") issued through Metropolitan Dade County, Florida which mature on December 1, 2011. The balance of the Bonds was approximately $2,100,000 and $1,980,000 at January 31, 1997 and 1998,
respectively. The Company has an option to purchase the National Trading Facility on or before the end of the lease term at a price of $1,800,000 less the amount equal to the product of $10,000 multiplied by the number of months for which the Company has paid rent pursuant to the lease ($1,130,000 at January 31, 1998).

       This lease is accounted for as the acquisition of assets and incurrence of obligations under the capital lease standards issued by the Financial Accounting Standards Board. See Note 9. Accordingly, the capitalized leased assets are recorded as property at the fair value of the property, which is the present value of the minimum lease payments. Depreciation of the building is computed using the term of the lease and is included in depreciation expense.

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

       EXCLUSIVE BRAND LICENSES AND TRADEMARKS, CUSTOMER LISTS AND AMORTIZATION. These intangible assets are being amortized using the straight-line method, as follows at January 31:

                                                      Accumulated Amortization
   Category                   Years      Cost              1997        1998
  ----------------------------------------------------------------------------
  Exclusive brand licenses
   and trademarks            15       $49,819,496       $3,712,109  $7,043,477
 Customer lists and other
   intangibles               3 and 5    3,470,121          521,886     634,656

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       The Company reviews its intangible assets periodically for events or changes in circumstances that may indicate that the carrying amount is not recoverable on an undiscounted cash flow basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed 0f. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded. No write-downs have been recorded during the fiscal years ended January 31, 1996, 1997 and 1998.

       SENIOR NOTE OFFERING COSTS. Debt issuance costs and transaction fees which are associated with the issuance of the Senior Notes are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method. See Note 10.

       FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments include accounts receivable, accounts payable, short-term debt, loans from shareholders, convertible subordinated debentures, secured subordinated debentures, subordinated debentures, a capital lease, senior notes, a term loan and convertible redeemable preferred stock. The fair value of such financial instruments has been determined using available market information and interest rates as of January 31, 1997 and 1998.

       At January 31, 1997 and 1998, the estimated fair value of the Company's subordinated debentures and senior notes was as follows:

                                                 1997          1998
                                              ----------   ------------
     Secured subordinated debentures          $9,939,000             --
     Subordinated debentures                   9,616,000   $  6,979,000
     Convertible subordinated debentures       5,904,000      7,578,000
     Senior Notes                                     --    121,900,000

       The fair value of all other financial instruments was not materially different than their carrying value.

       RECLASSIFICATIONS. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the fiscal 1998 presentations.

       EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

convertible securities. The statement was effective for financial statements for periods ending after December 15, 1997. The Company adopted SFAS 128 in the fourth quarter of fiscal 1998 and restated its earnings per share for the fiscal years ended January 31, 1996, 1997 and 1998 to give effect to SFAS 128. Earnings per share for the year ended January 31, 1996 is based on the number of shares received by the shareholders of FFI in the Merger through the date of the Merger and thereafter is based on the actual number of common shares and common share equivalents outstanding. Earnings per share for the year ended January 31, 1997 and 1998 is based on actual number of common shares and common share equivalents outstanding. The following table represents the computation of earnings per share:

                                          Years Ended January 31,
                                     1996           1997           1998
                                  -----------------------------------------
 Basic
  Net income                      $ 3,007,118    $ 8,247,759    $12,341,369
                                  ===========    ===========    ===========
  Weighted average shares
   outstanding                      7,548,278     11,646,937     13,394,385
                                  ===========    ===========    ===========
  Net income per basic share      $      0.40    $      0.71    $      0.92
                                  ===========    ===========    ===========
 Diluted
  Net income                      $ 3,007,118    $ 8,247,759    $12,341,369

  Add: 7.5% Convertible
   subordinated debentures'
   interest - net of tax                   --        135,635        250,086
  Add: 5% Convertible
   subordinated debentures'
   interest - net of tax                   --         12,288             --
                                  -----------    -----------    -----------
   Net income as adjusted         $ 3,007,118    $ 8,395,682    $12,591,455
                                  ===========    ===========    ===========
  Weighted average shares
   outstanding                      7,548,278     11,646,937     13,394,385
  Potential dilutive
   shares - treasury method           969,482      1,762,848      2,350,430
  Assumed conversion of 7.5%
   convertible subordinated
   debentures                              --        384,361        747,226
  Assumed conversion of 5%
   convertible subordinated
   debentures                              --         36,364             --
                                  -----------    -----------    -----------
  Weighted average shares and
   potential dilutive shares        8,517,760     13,830,510     16,492,041
                                  ===========    ===========    ===========
 Net income per diluted share     $      0.35    $      0.61    $      0.76
                                  ===========    ===========    ===========
/TABLE

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       STOCK-BASED COMPENSATION. Effective February 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require companies to record compensation cost for stock-based employee and non-employee members of the Board of Directors of the Company (the "Board") compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock. See
Note 14.

       NEW ACCOUNTING PRONOUNCEMENT. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's consolidated financial statement presentation.

2.     MERGER AND ACQUISITIONS

       MERGER. In November 1995, FFI merged with and into Suave Shoe Corporation in a reverse acquisition. Following the Merger, Suave, as the surviving corporation, changed its name to "French Fragrances, Inc." The principal business operations following the Merger consist of the business previously conducted by FFI, which is the manufacture, distribution and marketing of prestige fragrances and related cosmetic products. Pursuant to the terms of the Merger: (i) each outstanding share of FFI common stock, $.01 par value per share ("FFI Common Stock"), was converted into the right to receive 7.12 shares of common stock, $.01 par value per share ("Common Stock"), of the surviving corporation; (ii) each outstanding share of FFI Series A Preferred was converted into the right to receive one share of Series A Preferred Stock, $.01 par value per share ("Series A Preferred"), of the surviving corporation; (iii) each outstanding share of FFI Series B Convertible Preferred, $.01 par value ("Series B Convertible Preferred"), was converted into one share of Series B Convertible Preferred Stock, $.01 par value per share ("Series B Convertible Preferred"), of the surviving corporation; and (iv) each outstanding option to purchase one share of FFI Common Stock was adjusted to be exercisable for 7.12 shares of Common Stock. In connection with the Merger, the surviving corporation issued to FFI shareholders 7,120,000 shares of Common Stock, 20,000 shares of Series A Preferred and 350,000 shares of Series B Convertible Preferred and the fragrance distribution operations were relocated from the National Trading

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     MERGER AND ACQUISITIONS (Continued)

Facility to the larger facility formerly occupied by Suave in Miami Lakes, Florida (the "Miami Lakes Facility").

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

       GEOFFREY BEENE ACQUISITION. In March 1995, FFI completed the acquisition (the "Geoffrey Beene Acquisition") from Sanofi Beaute, Inc. of certain assets, including the worldwide license to the Geoffrey Beene fragrance and cosmetic lines, which include the brands Grey Flannel, Bowling Green and Chance and certain inventory. The license agreement extends for thirty years (subject to renewal by G.B. Parfums) and requires royalty payments of 3% of net sales. A related agreement provides consulting fees to the licensor. The Geoffrey Beene Acquisition was financed through the issuance of $8,225,000 principal amount of 8% Secured Subordinated Debentures due 2005 Series I ("8% Series I Debentures") and 350,000 shares of Series B Convertible Preferred and a $7,000,000 term loan (the "Geoffrey Beene Term Loan") issued under its then existing bank credit facility. The outstanding amounts due under the 8% Series I Debentures and the Geoffrey Beene Term Loan were retired in May 1997 with a portion of the net proceeds from the offering (the "Note Offering") of $115,000,000 principal amount of 10-3/8% Series A Senior Notes Due 2007 (the "Series A Senior Notes"). See Note 10.

       HALSTON ACQUISITION. In March 1996, the Company completed the acquisition (the "Halston Acquisition") from Halston Borghese, Inc. ("HBI") and its affiliates of certain assets relating to the Halston fragrance brands, including the trademarks and certain inventory and tangible assets. The Halston Acquisition was financed as follows: (i) through the issuance of $3,000,000 principal amount of 8% Secured Subordinated Debentures due 2005, Series II (the "8% Series II Debentures"), and 571,429 shares of Series C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"); (ii) $16,000,000 in term loans from the two banks which were parties to the Company's then existing credit facility; and (iii) a $2,000,000 note issued to HBI maturing March 20, 2000 (the "HBI Note"), which was to be repaid on a quarterly basis in an amount equal to 5% of the Company's net sales of the Halston brands, provided that no payments were due until October 15, 1997 and that the accrued amount bore interest at 8% per annum. Each share of Series C Convertible Preferred is convertible into one share of Common Stock upon the payment of a conversion price of $5.25 per share. The term loans were repaid in June and July 1996 through the issuance of a mortgage in the amount of $6,000,000 on the Miami Lakes Facility and the net proceeds from public offering of 3,364,000 shares of Common Stock of the Company (the "Stock Offering"). See Note 3. The

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     MERGER AND ACQUISITIONS (Continued)

mortgage note provides for interest at 8.84%, a 20-year amortization schedule and a maturity date eight years from issuance.

       In September 1997, the Company informed HBI that it was setting off amounts due under the HBI Note against the amount of the Company's indemnification claim against HBI and its affiliates for breach of the asset purchase agreement relating to the Halston Acquisition. Since the amount of the Company's claim exceeds any amounts due under the HBI Note absent the claim, no payments under the HBI Note have been made. The amount of the HBI Note is reflected in Current portion of capital lease, mortgage and term note in the accompanying Consolidated Balance Sheet of the Company at January 31, 1998. The outstanding amounts due under the 8% Series II Debentures were retired in May 1997 with a portion of the net proceeds from the Note Offering. See Note 10.

       FMG ACQUISITION. In May 1996, the Company completed the acquisition (the "FMG Acquisition") of certain assets of Fragrance Marketing Group, Inc. ("FMG"), including contract rights under certain license and exclusive distribution agreements in the United States for several brands, including Ombre Rose, Lapidus, Faconnable, Balenciaga and Chevignon, inventory, accounts receivable and tangible assets. The Company financed the FMG Acquisition as follows: (i) through the issuance of $11,100,000 aggregate principal amount of 8.5% Subordinated Debentures (the "8.5% Debentures"); and (ii) $4,300,000 from its bank credit facility.
The Company also issued to FMG warrants for an aggregate of 1,075,000 shares of Common Stock, which will be exercisable in full at $7.50 per share from July 1997 to January 2002. In addition, warrants for 170,000 shares of Common Stock, which are exercisable in three equal amounts at $7.50 per share following July 1997, 1998 and 1999 and expire January 2002, were issued to certain key employees of FMG as an inducement to join the Company. An 8.5% Debenture of $4,000,000 principal amount was retired in May 1997 with a portion of the net proceeds from the Note Offering. The 8.5% Debentures which were outstanding at January 31, 1998 consist of: (a) a $6,500,000 8.5% Debenture which requires mandatory annual principal repayments of $2,167,000 commencing May 2002, with the remaining balance due May 2004; and (b) a $500,000 8.5% Debenture which requires mandatory annual principal repayments of $167,000 commencing May 2003 with the remaining balance due May 2004.

3.     PUBLIC OFFERING OF COMMON STOCK

       In July 1996, the Company completed the offering of 3,364,000 shares of Common Stock at a price of $6.00 per share. The Company realized approximately $18,000,000 of net proceeds from the Stock Offering. Approximately $9,300,000 of the net proceeds were used to repay the outstanding balance of the term loans issued in connection with the Halston Acquisition, and the balance of the net proceeds was used to reduce outstanding borrowings under the Company's credit facility. See Note 2.
In connection with the Stock Offering, the Company issued warrants for an aggregate of 162,500 shares of Common Stock to the representatives of the underwriters, exercisable at $7.20 per share from June 28, 1997 to June 28, 1999.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     EXCHANGE OFFER

       In July 1996, the Company consummated an exchange offer (the "Exchange Offer"), pursuant to which the Company issued $5,460,000 principal amount of 7.5% Convertible Subordinated Debentures Due 2006 (the "7.5% Convertible Debentures") in exchange for the 20,000 outstanding shares of Series A Preferred and the $3,460,000 outstanding principal amount of 12.5% Secured Subordinated Debentures Due 2002 (the "12.5% Debentures"). Pursuant to the Exchange Offer, each share of Series A Preferred was exchanged for $100 principal amount of 7.5% Convertible Debentures, and each outstanding 12.5% Debenture was exchanged for the equivalent principal amount of 7.5% Convertible Debentures. The 7.5% Convertible Debentures (i) are unsecured, (ii) require interest only payments at 7.5% per annum, payable semi-annually until maturity ten years from the date of issue, at which time the entire principal amount and any unpaid accrued interest is due and payable, (iii) are convertible at any time, at the option of the Holder, into shares of Common Stock at $7.20 per share, and (iv) are redeemable, at the option of the Company, at their principal amount commencing July 1999, but only in the event the Common Stock, at the time the redemption notice is delivered by the Company, has been trading at no less than $14.40 for 20 consecutive trading days. The shares of Series A Preferred have been canceled.

5.     PROPERTY AND EQUIPMENT

       Property and equipment is comprised of the following:

                                              January 31, 1997        January 31, 1998
                                              ----------------------------------------
       Land (includes $576,000 under
        capital lease)                          $  3,447,000            $  3,447,000
       Building (includes $1,224,000
        under capital lease)                       6,743,452               6,743,452
       Building improvements                         454,863               3,611,947
       Furniture and fixtures                        640,400                 885,019
       Machinery, equipment and vehicles           1,007,069               1,997,661
       Computer equipment and software               804,711               1,283,879
       Tools and molds                             1,051,689               1,222,598
                                                 -----------             -----------
                                                  14,149,184              19,191,556
       Less accumulated depreciation              (1,508,275)             (2,791,895)
                                                 -----------             -----------
                                                  12,640,909              16,399,661
       Construction in progress                    1,176,294                 538,789
       Projects in progress                               --               2,563,292
                                                 -----------             -----------
       Property and equipment, net               $13,817,203             $19,501,742
                                                 ===========             ===========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     PROPERTY AND EQUIPMENT (Continued)

       Projects in progress at January 31, 1998 included the installation of a computerized pick/sortation system and the installation of a new management information system, both of which were completed in February 1998.

6.     INVESTMENT IN UNCONSOLIDATED AFFILIATE

       The following represents condensed financial information at January 31, 1997 and for the years ended January 31, 1997 and 1996 of Fine Fragrances, a fragrance distribution Company which, prior to May 1997, was 49.99% owned by the Company and distributed the Salvador Dali, Laguna, Dalissime, Salvador, Dalimix, Cafe, Taxi and Watt brands manufactured by COFCI. Prior to May 1997, the Company's investment in Fine Fragrances was accounted for under the equity method.

                                                   January 31, 1997
                                                   ----------------
   Current assets                                     $4,327,313
   Other assets                                        1,386,694
                                                      ----------
   Total assets                                       $5,714,007
                                                      ==========
   Current liabilities                                $1,717,091
   Shareholders' equity                                3,996,916
                                                      ----------
   Total liabilities and shareholders' equity         $5,714,007
                                                      ==========

       Current liabilities primarily related to a $3,000,000 secured line of credit from a bank. Amounts outstanding were $952,000 as of January 31, 1997. There were no other material commitments or contingencies for Fine Fragrances other than the management fees owed to the Company which were terminated following the acquisition of the Fine Fragrances Interest. See
Note 12.

                                          Years Ended January 31,
                                            1996         1997
                                          -----------------------
   Net Sales                              $4,746,765  $7,279,739
                                          ==========  ==========
   Net Income                             $  724,438  $  941,301
                                          ==========  ==========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     INVESTMENT IN UNCONSOLIDATED AFFILIATE   (Continued)

       The reconciliation of the investment in unconsolidated affiliate is as follows:

                                                   January 31,1997
                                                   ---------------
   Equity interest at 50%                             $1,998,440
   Unamortized exclusive distribution agreements         105,778
                                                      ----------
   Carrying value                                     $2,104,218
                                                      ==========

       The Company's equity in the net income of Fine Fragrances as reflected in the accompanying statements of income was reduced for the amortization of the exclusive distribution agreements held by Fine prior to May 1997. Amortization expense on these exclusive distribution agreements was approximately $75,000 for each of the years ended January 31, 1996 and 1997.

       In May 1997, the Company used approximately $4,226,000 of the net proceeds from the Note Offering to acquire the 50.01% interest of Fine Fragrances that the Company did not own (the "Fine Fragrances Interest") from an unaffiliated third party and to repay Fine Fragrances' credit line. See Note 10. The purchase price for the Fine Fragrances Interest was $2,000,000, plus an additional $1,000,000 which is to be paid over time based on 5% of the net sales of COFCI products sold by Fine Fragrances or the Company, with any unpaid balance due 30 days after the third anniversary of the consummation of the transaction. The acquisition was accounted for under the purchase method. As a result of this acquisition, Fine Fragrances became a wholly-owned subsidiary of the Company and the operations of Fine Fragrances have been consolidated with those of the Company. The brands manufactured by COFCI are distributed by the Company under new agreements expiring in 2007

7.     SHORT-TERM DEBT

       In May 1997, the Company used approximately $48,595,000 of the net proceeds from the Note Offering to repay all amounts outstanding under its then existing credit facility (including the Geoffrey Beene Term Loan) and terminated such facility. Concurrently with the closing of the Note Offering, the Company entered into a new stand-by credit facility (the "Credit Facility") with the same lender which provides for borrowings on a revolving basis of up to $40,000,000, with a $3,000,000 sublimit for letters of credit. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories. Borrowings under the Credit Facility will be secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility will rank pari passu in right of payment with the 10 3/8% Series B Senior Notes Due 2007 (the "Series B Senior Notes"). The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     SHORT-TERM DEBT (Continued)

Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness. At January 31, 1997, the outstanding balance under the then existing credit facility was approximately $37,631,000. At January 31, 1998, the Credit Facility did not have an outstanding balance. As part of the Credit Facility, the Company had approximately $599,000 and $369,000 in outstanding letters of credit at January 31, 1997 and 1998, respectively.

8.     SUBORDINATED DEBENTURES

       The secured subordinated debentures as of January 31, 1997, included
(i) $7,438,500 principal amount of 8% Series I Debentures, and (ii) $3,000,000 principal amount of 8% Series II Debentures. See Note 2. The subordinated debentures as of January 31, 1997 and 1998 represent the 8.5% Debentures. See Note 2. The convertible subordinated debentures as of January 31, 1997 and 1998 represent the 7.5% Convertible Debentures. See
Note 4.

9.     COMMITMENTS AND CONTINGENCIES

       As of January 31, 1998, the future minimum lease payments for the National Trading Facility under capital lease are as follows. See Note 1.

           January 31,                            Capital Lease
           ----------------------------------------------------
           1999                                    $  242,813
           2000                                       235,163
           2001                                       227,513
           2002                                       219,863
           2003 and thereafter                      1,072,600
                                                   ----------
           Total                                    1,997,952
           Less amount representing interest          867,952
                                                   ----------
           Present value of net future  payments    1,130,000
               Less current portion                  (120,000)
                                                   ----------
               Balance at January 31, 1998         $1,010,000
                                                   ==========

       The Company is a party to a number of pending legal actions, proceedings and claims. While any litigation contains an element of uncertainty, management of the company believes, based upon the advice of counsel, that the outcome of such actions, proceedings or claims pending or known to be threatened, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    SENIOR NOTE OFFERING

       In May 1997, the Company consummated the private placement of $115,000,000 principal amount of Series A Senior Notes. Approximately $48,595,000 of the net proceeds from the sale of the Series A Senior
Notes was used to repay all of the outstanding indebtedness under the Company's credit facility and approximately $14,410,000 of the net proceeds was used to repay subordinated debentures of the Company. See Notes 2 and
7. In addition, the Company applied approximately $4,226,000 to the acquisition of the Fine Fragrances Interest and the repayment of all of the outstanding indebtedness under Fine Fragrances' credit facility. See Note
6. The balance of the net proceeds from the Note Offering was used to provide the Company working capital support. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of Series B Senior Notes which contain identical terms to the Series A Senior Notes but have been registered under the Securities Act of 1933, as amended.

       The Indenture pursuant to which the Series A Senior Notes (and the Series B Senior Notes following their exchange for the Series A Senior Notes) were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility. The Indenture generally limits the ability of the Company to
(i) incur additional indebtedness, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest,
(iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, and (v) make certain investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens and merge or transfer or sell assets. The Indenture also provides that the holders of the Series B Senior Notes have the option to require the Company to repurchase their notes in the event there is a change of control in the Company (as defined in the Indenture).

11.    INCOME TAXES

       The components of the provision for income taxes for the years ended January 31, 1996, 1997 and 1998 are as follows:

                                              Years Ended January 31,
                                       1996            1997            1998
                                   --------------------------------------------
       Current income taxes:
         Federal                    $2,082,263      $4,108,569      $6,555,997
         State                         352,639         738,230         749,257
                                    ----------      ----------      ----------
           Total current             2,434,902       4,846,799       7,305,254
                                    ----------      ----------      ----------
       Deferred income taxes:
         Federal                      (455,642)       (173,364)        105,155
         State                         (48,569)        (21,099)         12,017
                                    ----------      ----------      ----------
           Total deferred             (504,211)       (194,463)        117,172
                                    ----------      ----------      ----------
           Total provision for
            income taxes            $1,930,691      $4,652,336      $7,422,426
                                    ==========      ==========      ==========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES (Continued)

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carry forwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                January 31, 1997   January 31, 1998
                                                -----------------------------------
       Deferred tax liabilities:
          Other                                    $   97,047                 --
                                                   ----------          ---------
       Deferred tax assets:
         Excess of book bad debts reserve
          over tax reserve                             78,720         $  265,310
         Intangibles                                  129,224             85,701
         Management incentive arrangements            310,043                 --
         Net operating loss carry forwards            800,468            790,335
         Property and equipment                        80,332              6,702
         Inventories related                          454,533            480,920
                                                   ----------         ----------
            Gross deferred tax assets               1,853,320          1,628,968
                                                   ----------         ----------
       Net deferred tax asset                       1,756,723          1,628,968
       Valuation allowance for deferred taxes        (800,468)          (790,335)
                                                   ----------         ----------
       Net deferred tax asset                      $  955,805         $  838,633
                                                   ==========         ==========

       As of January 31, 1997 and 1998, the valuation allowance relates to the net operating loss carry forwards available in connection with the Merger discussed in Note 2 which expire through 2009.

       The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to pretax income for the following reasons:

                                                Years Ended January 31,
                                     1996                  1997                  1998
                            --------------------------------------------------------------
                               Amount    Rate        Amount    Rate        Amount    Rate
     Income tax at
      statutory rates       $1,672,126  34.00%    $4,386,033  34.00%    $6,917,329  35.00%
     State tax, net of
      federal benefit          232,742    4.71       473,307   3.67        494,828   2.50
     Undistributed
      earnings in
      affiliate               (116,426)  (2.36)     (138,594) (1.07)       (47,078)  (.24)
     Other                     142,249    2.88       (68,410) (0.53)        57,347    .30
                            ----------   -----    ----------  -----     ----------  -----
       Total income taxes   $1,930,691   39.23%   $4,652,336  36.07%    $7,422,426  37.56%
                            ==========   =====    ==========  =====     ==========  =====
/TABLE

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    RELATED PARTY TRANSACTIONS

       In the normal course of business and from time-to-time, the Company and its affiliates, Fine Fragrances and National Trading, entered into transactions which are reflected on the balance sheet as Due to Affiliates, net. During the years ended January 31, 1996, 1997 and 1998, such transactions are summarized as follows:

                                                  Due to        Due to
                      Advances                    (from)        (from)       Total due
                      from          Management    Fine          National     to (from)
                      Fine          Fees and      Fragrances,   Trading,     Affiliates,
                      Fragrances    Other         net           net          net
                      --------------------------------------------------------------------
Balance at
 January 31, 1995     $ 1,906,060   $ (775,860)   $ 1,130,200   $   112,935  $ 1,243,135
Advances, net             873,000            --       873,000     1,444,160    2,317,160
Management fee (8%)            --      (375,576)     (375,576)           --     (375,576)
Interest (8.5%)           236,788            --       236,788            --      236,788
Repayments             (1,152,688)           --    (1,152,688)           --   (1,152,688)
                      -----------   -----------   -----------    ----------- -----------
Balance at
 January 31, 1996       1,863,160    (1,151,436)      711,724     1,557,095    2,268,819

Advances, net           1,495,000            --     1,495,000       222,500    1,717,500
Management fee (12%)           --      (925,289)     (925,289)           --     (925,289)
Interest (8.25%)          154,199            --       154,199            --      154,199
Repayments               (340,289)                   (340,289)   (1,260,951)  (1,601,240)
                      -----------   -----------   -----------    ----------- -----------
Balance at
 January 31, 1997       3,172,070    (2,076,725)    1,095,345       518,644    1,613,989

Advances, net           1,353,432            --     1,353,432            --    1,353,432
Management fee (12%)           --      (242,227)     (242,227)           --     (242,227)
Interest (8.25%)           29,783            --        29,783            --       29,783
Repayments                     --            --            --      (224,508)    (224,508)
Acquisition
 elimination           (4,555,286)    2,318,952    (2,236,334)           --   (2,236,334)
                      -----------   -----------   -----------    ----------  -----------
Balance at
 January 31, 1998     $        --   $        --   $        --    $  294,136  $   294,136
                      ===========   ===========   ===========    =========== ===========

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    RELATED PARTY TRANSACTIONS (Continued)

       As a result of the acquisition in May 1997 of the Fine Fragrances Interest, the management agreement pursuant to which the Company was performing management services on behalf of Fine Fragrances and receiving a management fee was terminated, Fine Fragrances' credit facility was terminated and advances from Fine Fragrances to the Company were canceled. See Note 6.

       In April 1997, the Company terminated various monitoring agreements it had with affiliates of the Company since 1992. Pursuant to these agreements, the affiliates provided financial advisory services to the Company for annual fees totaling $275,000. These agreements were replaced by a consulting agreement with E.S.B. Consultants, Inc. ("ESB"), a Company which prior to September 1997 was wholly-owned by the President and Chief Executive Officer of the Company, pursuant to which ESB provided financial advisory and management services for a fee of $300,000. In September 1997, the consulting agreement with ESB was terminated and the President and Chief Executive Officer ceased to have an affiliation with ESB. The President and Chief Executive Officer is now an employee of the Company.

       The Company has an employment agreement through April 2000 with its Chairman, whereby he agrees to devote a majority of his business time and energies to the business and affairs of the Company. The agreement is automatically renewable for successive one year periods and contains a non-compete clause during the term of the agreement and for a period of five years after its termination.

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES

                                                       Years Ended January 31,
                                                1996             1997            1998
                                            ---------------------------------------------
Reverse acquisition of Suave:
 Fair value of non-cash assets acquired     $12,267,430
                                            ===========
 Liabilities assumed                        $(2,654,391)
                                            ===========
HBI Note issued in connection with the
 Halston Acquisition                                         $ 2,000,000
                                                             ===========
7.5% Convertible Debentures issued in
 connection with the Exchange Offer                          $ 5,460,000
                                                             ===========
Redemption of 8% Debentures used to pay
 for Conversion of Preferred Stock                           $   786,500       $   40,563
                                                             ===========       ==========
Conversion of 7.5% Convertible Debentures
 into Common Stock                                                             $  514,223
                                                                               ==========
Acquisition of FMG assets:
 Fair value of assets acquired excluding
  inventory                                                  $14,552,489
                                                             ===========
 8.5% Debentures issued, net of discount                     $11,080,000
                                                             ===========
 Warrants issued                                             $    20,000
                                                             ===========
 Liabilities assumed                                         $ 3,107,328
                                                             ===========
 Discharge of receivable and inventory
  transferred                                                $ 1,544,489
                                                             ===========
 Inventory acquired for other than cash                      $ 1,199,332
                                                             ===========
Acquisition of unconsolidated affiliate:
 Book value of assets acquired, excluding
  inventory                                                                    $2,296,051
                                                                               ==========
 Liabilities assumed                                                           $3,156,895
                                                                               ==========
 Inventory acquired                                                            $2,805,638
                                                                               ==========
 Note issued                                                                   $1,000,000

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    STOCK OPTION PLANS

       In January 1995, the FFI Board of Directors adopted two stock option plans, one for the benefit of non-employee directors (the "Non-Employee
Director Plan") and another for directors, officers, and employees (the
"1995 Stock Option Plan").  Both the 1995 Stock Option Plan and the
Non-Employee Director Plan were assumed by the Company in the Merger and the outstanding options were adjusted for the Merger. See Note 2.

       The stock options under the Non-Employee Director Plan are generally exercisable within a year after grant provided the grantee remains a director of the Company. The options granted under the Non-Employee
Director Plan are non-qualified under the Internal Revenue Code. The option exercise price can not be less than the fair value of the underlying Common Stock as of the date of the option grant, and the maximum option term can not exceed ten years. The number of shares of Common Stock authorized under the Non-Employee Director Plan is 200,000.

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

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    STOCK OPTION PLANS (Continued)

       The option activities of all plans are as follows:

                                                 Years Ended January 31,
                                    1996                  1997                  1998
                             -----------------     -----------------     -----------------
                                      Weighted              Weighted              Weighted
                                      Average               Average               Average
                                      Exercise              Exercise              Exercise
                             Shares   Price        Shares   Price        Shares   Price
    Beginning outstanding    477,040    $3.30      527,040    $3.49      729,040    $4.31
      Granted                 50,000     5.25      202,000     6.45       77,500     8.93
      Exercised                   --       --           --       --           --       --
      Canceled                    --       --           --       --           --       --
                             -------    -----      -------    -----      -------    -----
    Ending Outstanding       527,040    $3.49      729,040    $4.31      806,540    $4.75
                             =======    =====      =======    =====      =======    =====
    Exercisable as of
     January 31, 1996,
     1997, and 1998          300,228               552,845               686,548
                             =======               =======               =======
    Weighted average fair
     value of options
     granted during the
     year                     50,000    $2.61      202,000    $4.25       77,500    $5.17
                             =======    =====      =======    =====      =======    =====

                  Options Outstanding                           Options Exercisable
 -------------------------------------------------------      ----------------------
                Number          Weighted                      Number
                Outstanding     Average         Weighted      Exercisable   Weighted
 Range of       as of           Remaining       Average       as of         Average
 Exercise       January 31,     Contractual     Exercise      January 31,   Exercise
 Price          1998            Life            Price         1998          Price
 -----------    -----------     -----------     --------      -----------   --------
 $3.30-$5.25      547,040         2.11            $3.55         540,374       $3.53
 $6.00-$9.38      259,500         5.22            $7.28         146,174       $6.73
 -----------      -------         ----            -----         -------       -----
 $3.30-$9.38      806,540         3.11            $4.75         686,548       $4.21
 ===========      =======         ====            =====         =======       =====

       The Company applies APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized during the years ended January 31, 1996, 1997 and 1998 related to the stock options. Net income and net income per common share would have been as follows had the fair value of stock, options granted during 1996, 1997 and 1998 been recognized as compensation expense as prescribed by SFAS No. 123:

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    STOCK OPTION PLANS (Continued)

                                    Years Ended January 31,
                              1996           1997           1998
                           -----------------------------------------
   Proforma net income     $2,991,000     $8,142,000     $12,188,000
                           ==========     ==========     ===========
   Proforma net income
    per common share:
      Basic                     $0.40          $0.70           $0.91
                                =====          =====           =====
      Diluted                   $0.35          $0.59           $0.75
                                =====          =====           =====

       The fair value of each option granted is estimated on the grant date using the Black-Sholes option pricing model with the following assumptions:

                                    Years Ended January 31,
                                1996         1997         1998
                           -----------------------------------------
   Expected dividend yield      0.00%        0.00%        0.00%
   Expected price volatility   52.27%       52.27%       55.60%
   Risk-free interest rate      7.00%        7.00%        6.50%
   Expected life of options
    in years                       5         5-10          4-8

15.    SUBSEQUENT EVENT

       In March 1998, the Company acquired (the "JPF Acquisition") certain assets of J.P. Fragrances, Inc. ("JPF"), including inventory, returns, contract rights, accounts receivable, books and records, fixed assets (including furniture and warehouse materials and equipment), claims, intangible rights (including non-compete agreements) and goodwill. The Company also assumed certain trade and other payables of JPF, but did not assume any of JPF's facility leases. The purchase price, which will be adjusted based on JPF's balance sheet on the closing date of the JPF Acquisition and the invoice support related to a certain account receivable, was financed from available cash from operations, the Credit Facility and a subordinated debenture in the principal amount of $3,000,000 (the "JPF Debenture"). The JPF Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments only if certain conditions relating to the fragrance business of JPF (the
"JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. The JPF Acquisition will be accounted for under the purchase method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item will be contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by this reference, or is included in Part I under "Executive Officers of the Company."

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
          independent auditors' report are listed in the "Index to Financial Statements and Schedules" on page 23 and included on pages 24 through 42.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K (Continued)
                                   EXHIBIT INDEX
Exhibit
Number                              Description
-------   -----------------------------------------------------------------
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

4.3 First Amendment to Credit Agreement and Other Transaction Documents dated December 31, 1997 between the Company and Fleet National Bank.

4.4 Letter Agreement dated March 23, 1998 between French Fragrances, Inc. and Fleet National Bank.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K (Continued)
                                   EXHIBIT INDEX
Exhibit
Number                              Description
-------   -----------------------------------------------------------------
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

12.1      Ratio of Earnings to Fixed Charges.

21.1      Subsidiaries of the Company.

23.1      Independent Auditors' Consent.

27.1      Financial Data Schedule.
---------------------
       The foregoing list omits instruments defining the rights of holders of long term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K (Continued)

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits to Form 10-K.

     See Item 14(a)3.

(d)  Financial Statement Schedules.

     See Item 14(a)2.

                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of April, 1998.

                           FRENCH FRAGRANCES, INC.


                           By: /s/ E. Scott Beattie
                               --------------------
                               E. Scott Beattie
                               President, Chief Executive Officer
                               and Director
                              (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                             Date

/s/ Rafael Kravec        Chairman of the Board              April 9, 1998
-----------------        and Director
Rafael Kravec


/s/ E. Scott Beattie     President, Chief Executive         April 9, 1998
--------------------     Officer and Director
E. Scott Beattie         (Principal Executive Officer)


/s/ William J. Mueller   Vice President-Operations          April 9, 1998
----------------------   and Chief Financial Officer
William J. Mueller       (Principal Financial and
                         Accounting Officer)


/s/ J.W. Nevil Thomas    Director                           April 9, 1998
---------------------
J.W. Nevil Thomas


/s/ Richard C.W. Mauran  Director                           April 9, 1998
-----------------------
Richard C.W. Mauran


/s/ Fred Berens          Director                           April 9, 1998
---------------
Fred Berens


/s/ George Dooley        Director                           April 9, 1998
-----------------
George Dooley