Form 10-Q
period 1998-04-30
FRENCH FRAGRANCES INC
filed 1998-06-12
CIK 95052

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended April 30, 1998

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

                       Yes [ X ]   No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Outstanding at
                  Class                     June 11, 1998
      ----------------------------         -----------------
      Common stock, $.01 par value         13,793,616 shares

                     FRENCH FRAGRANCES, INC.


                       INDEX TO FORM 10-Q


PART I  - FINANCIAL INFORMATION                         Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         January 31, 1998 and April 30, 1998

         Consolidated Statements of Income -
         Three Months Ended April 30, 1997 and 1998

         Consolidated Statements of Cash Flows -
         Three Months Ended April 30, 1997 and 1998

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II  - OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                               January 31, 1998  April 30, 1998
                                               ----------------  --------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $  7,667,119    $  4,930,066
  Accounts receivable, net                         53,412,248      66,756,191
  Inventories                                      90,425,910     112,448,318
  Advances on inventory purchases                   6,978,285       6,488,784
  Prepaid expenses and other assets                 3,936,529       3,984,434
                                                 ------------    ------------
       Total current assets                       162,420,091     194,607,793
                                                 ------------    ------------
Property and equipment, net                        19,501,742      20,053,050
                                                 ------------    ------------
Other assets:
  Exclusive brand licenses and trademarks, net     42,776,017      41,936,430
  Senior note offering costs, net                   3,756,911       4,769,833
  Deferred income taxes, net                          838,633         838,633
  Other intangibles and other assets                3,359,891      10,905,705
                                                 ------------    ------------
       Total other assets                          50,731,452      58,450,601
                                                 ------------    ------------
       Total assets                              $232,653,285    $273,111,444
                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                $         --    $  1,743,000
  Accounts payable - trade                         24,393,878      19,075,288
  Other payables and accrued expenses              12,454,835      10,471,980
  Current portion of capital lease,
   mortgage and term note                           3,100,108       3,167,445
  Due to affiliates, net                              294,136         294,136
                                                 ------------    ------------
       Total current liabilities                   40,242,957      34,751,849
                                                 ------------    ------------
Long-term liabilities:
  Senior notes, net                               115,000,000     157,597,593
  Subordinated debentures                           7,131,873       9,581,995
  Convertible subordinated debentures               4,960,633       4,911,833
  Mortgage note                                     5,682,041       5,647,510
  Capital lease                                     1,010,000         980,000
                                                 ------------    ------------
        Total liabilities                         174,027,504     213,470,780
                                                 ------------    ------------
Commitments and contingencies (Note 7)
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000
   shares authorized; 279,877 and 271,596
   shares issued and outstanding, respectively          2,799           2,716
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429
   shares authorized; 525,490 and 511,355
   shares issued and outstanding, respectively          5,255           5,114
  Common stock, $.01 par value, 50,000,000
   shares authorized; 13,623,734 and 13,793,616
   shares issued and outstanding, respectively        136,238         137,936
Additional paid-in capital                         30,786,503      31,496,170
Retained earnings                                  27,694,986      27,998,728
                                                 ------------    ------------
     Total shareholders' equity                    58,625,781      59,640,664
                                                 ------------    ------------
     Total liabilities and shareholders' equity  $232,653,285    $273,111,444
                                                 ============    ============


              See Notes to Consolidated Financial Statements.
/TABLE

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Three Months Ended
                                                          April 30,
                                                 -------------------------
                                                     1997          1998
                                                 -----------   -----------
Net Sales                                        $35,102,038   $46,546,294
Cost of sales                                     23,598,456    33,229,130
                                                 -----------   -----------
  Gross Profit                                    11,503,582    13,317,164
                                                 -----------   -----------
Operating Expenses
  Warehouse and shipping                           1,310,038     1,888,758
  Selling, general and administration              5,156,653     5,856,672
  Depreciation and amortization                    1,107,314     1,596,115
                                                 -----------   -----------
              Total operating expenses             7,574,005     9,341,545
                                                 -----------   -----------
Income from Operations                             3,929,577     3,975,619
                                                 -----------   -----------
Other income (expense):
  Interest expense, net                           (1,742,440)   (3,537,324)
  Other income                                        37,668        48,704
                                                 -----------   -----------
              Other income (expense), net         (1,704,772)   (3,488,620)
                                                 -----------   -----------
Income before equity in earnings
  of unconsolidated affiliate and
  provisions for income taxes                      2,224,805       486,999
Equity in earnings of unconsolidated
  affiliate, 50% owned                               134,508            --
                                                 -----------   -----------
Income before income taxes                         2,359,313       486,999
Provision for income taxes                           858,423       183,257
                                                 -----------   -----------
Net Income                                       $ 1,500,890   $   303,742
                                                 ===========   ===========
Earnings per common shares:
  Basic                                                $0.11         $0.02
                                                       =====         =====
  Diluted                                              $0.10         $0.02
                                                       =====         =====

Weighted average number of common shares:
  Basic                                           13,250,833    13,669,122
                                                 ===========   ===========
  Diluted                                         16,385,201    17,618,366
                                                 ===========   ===========



              See Notes to Consolidated Financial Statements.

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                            April 30,
                                                   --------------------------
                                                      1997            1998
                                                   -----------    -----------
Cash flows from operating activities:
 Net Income                                        $ 1,500,890    $   303,742
  Adjustments to reconcile net income to
   cash used in operating activities:
    Depreciation and amortization                    1,107,314      1,596,115
    Equity in earnings of unconsolidated
     affiliate                                        (134,508)            --
    Amortization of senior note offering costs
     and note premium                                       --         99,666
  Change in assets and liabilities net
   of effects from acquisitions:
    Decrease (increase) in accounts receivable          20,321    (13,343,943)
    Decrease (increase) in inventories               4,081,073    (11,461,831)
    (Increase) decrease in advances on inventory
     purchases                                      (1,362,343)       489,501
    Increase in prepaid expenses and other assets     (620,068)       (28,808)
    Decrease in accounts payable                    (8,593,925)   (15,879,168)
    Decrease in other payables and accrued
     expenses                                         (516,923)    (2,173,544)
    Decrease in due to affiliate, net                 (514,657)            --
                                                   -----------   ------------
      Net cash used in operating activities         (5,032,826)   (40,398,270)
                                                   -----------   ------------
Cash flows from investing activities:
  Additions to property and equipment,
   net of disposals                                 (1,490,151)    (1,031,498)
  Receipts of restricted cash for capital
   improvements                                        954,820             --
 Cash portion of purchase of intangible assets              --     (5,150,000)
                                                   -----------   ------------
      Net cash used in investing activities           (535,331)    (6,181,498)
                                                   -----------   ------------
Cash flows from financing activities:
 Proceeds from the exercise of employee stock
   options                                                  --        117,480
  Proceeds from the exercise of stock purchase
   warrants                                                 --        275,000
  Proceeds from the conversion of preferred stock           --        268,780
  Proceeds from the issuance of senior notes                --     41,500,000
  Advances from unconsolidated affiliate               798,594             --
  Payments on term loans                              (500,000)            --
  Net proceeds from short-term debt                  6,692,047      1,743,000
  Payments on capital lease and installment loans      (42,937)       (30,000)
  Payments on facility mortgage note                   (38,748)       (31,545)
                                                   -----------   ------------
      Net cash provided by financing activities      6,908,956     43,842,715
                                                   -----------   ------------
Net increase (decrease) in cash and cash
 equivalents                                         1,340,799     (2,737,053)
Cash and cash equivalents at beginning of period       855,969      7,667,119
                                                   -----------   ------------
Cash and cash equivalents at end of period         $ 2,196,768   $  4,930,066
                                                   ===========   ============

Supplemental disclosure of cash flow information:
  Interest paid during the period                  $ 1,562,049   $    368,447
                                                   ===========   ============
  Income taxes paid during the period              $ 1,351,700   $  5,213,675
                                                   ===========   ============


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

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the
"Commission") for interim financial information.   As such
financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998, filed with the Commission.

     The consolidated balance sheet of the Company as of January 31, 1998 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheet of the Company as of April 30, 1998, the consolidated statements of income of the Company for the three months ended April 30, 1998 and 1997, and the consolidated statements of cash flow for the three months ended April 30, 1998 and 1997. Operating results for the three months ended April 30, 1998 are not necessarily indicative of the results for the full fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings per Share - Earnings per share for the three months ended April 30, 1997 and 1998 have been calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128, which was adopted by the Company in the fourth quarter of fiscal 1998, requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock potential such as stock options, warrants and convertible securities.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Segments of an Enterprise - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity wide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 for the Company's fiscal year ended January 31, 1999 is not expected to have a material impact on the Company's consolidated financial statement presentation.

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING

     In March 1998, the Company consummated the acquisition (the "JPF Acquisition") of certain assets of J.P. Fragrances, Inc. ("JPF"), a distributor of prestige fragrance products, including inventory, returns, contract rights, accounts receivable, books and records, fixed assets (including furniture and warehouse materials and equipment), claims, intangible rights (including non-compete agreements) and goodwill (collectively, the "Acquired Assets"). The Company also assumed approximately $10.6 million of certain trade and other payables of JPF. In addition to the assumption of the payables, the purchase price for the Acquired Assets consisted of approximately $37.3 million in cash and a subordinated debenture of $3 million (the "Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments if, and only if, certain conditions relating to the fragrance business of JPF (the "JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. The Debenture has been recorded net of its discount of $485,528 calculated using an effective rate of 9.38%. The discount will be amortized using the effective rate over the life of the Debenture. As a result of the JPF Acquisition, the Company acquired approximately $30.4 million of inventory, $12.1 million of accounts receivable and $263,000 of fixed assets (consisting

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING -
         (Continued)

primarily of office and warehouse furniture and equipment). Other intangibles and other assets at April 30, 1998 includes approximately $8.2 million of contract rights, intangible rights (including non-compete agreements) and goodwill acquired as part of the JPF Acquisition.

     In April 1998, the Company consummated the private placement under Rule 144A (the "Note Offering") pursuant to the Securities Act of 1933, as amended, of $40 million principal amount of 10-3/8% Senior Notes due 2007, Series C (the "Series C Senior Notes"). The Series C Senior Notes were sold at 106.5% of their principal amount and have substantially similar terms to the Company's existing 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes"), which the Company issued in May 1997. The net proceeds of approximately $41.4 million from the sale of the Notes were used to repay outstanding borrowings under the Credit Facility and other indebtedness to Fleet, which were used for the JPF Acquisition, as well as for working capital purposes. The Series C Senior Notes have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Series C Senior Notes are expected to be exchanged for 10-3/8% Senior Notes due 2007, Series D (the "Series D Senior Notes") containing identical terms which will be registered under the Act. The exchange offer will be made only by means of a prospectus.

     The Indenture pursuant to which the Series C Senior Notes (and the Series D Senior Notes following their exchange for the Series C Senior Notes) were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility and the Series B Senior Notes. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness,
(ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING -
         (Continued)

investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the Series C Senior Notes (and the Series D Senior Notes) have the option to require the Company to repurchase their notes in the event there is a change of control in the Company (as defined in the Indenture).

     The following unaudited information presents the Company's pro forma operating data for the three months ended April 30, 1998 and 1997 as if the JPF Acquisition and the Note Offering had been consummated at the beginning of each of the periods presented and include certain adjustments to the historical consolidated statements of income of the Company to give effect to the acquisition of the net assets of JPF, the payment of the purchase price and the increased amortization of intangible assets as a result of the JPF Acquisition and the related issuance of Series C Senior Notes by the Company to finance the purchase price for the JPF Acquisition. The unaudited pro forma financial data are not indicative of the results of operations that would have been achieved had the JPF Acquisition and the Note Offering been consummated prior to the periods in which they were completed, or that might be attained in the future.

                                        Three Months
                                       Ended April 30,
                                     1997          1998
                                 -----------   -----------
         Net Sales               $51,885,715   $60,141,229
         Net Income              $ 1,191,137   $    18,546
         Net Income per
          Basic Share                  $0.09            --
         Net Income per
          Diluted Share                $0.08            --

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  SHORT-TERM DEBT

    The Credit Facility with Fleet provides for borrowings on a revolving basis of up to $40,000,000, with a $3,000,000 sublimit for letters of credit. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Series B Senior Notes and the Series C Senior Notes. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness. At April 30, 1998, the outstanding balance under the Credit Facility was $1,743,000 and there was approximately $747,000 in outstanding letters of credit.

NOTE 5.  RELATED PARTY TRANSACTION

     At April 30, 1998, the Company had outstanding approximately $294,000 in advances from National Trading Manufacturing, Inc., a company which is wholly-owned by the Chairman of the Company ("National Trading"), which is reflected on the balance sheet as Due to affiliates, net. These advances are payable upon demand.

NOTE 6.  SUBORDINATED DEBENTURES

     The subordinated debentures as of January 31, 1998 represent the 8.5% Subordinated Debentures due May 2004 issued in connection with the May 1996 acquisition of the assets of Fragrance Marketing Group, Inc. (the "8.5% Debentures"). The subordinated debentures as of April 30, 1998 represent the 8.5% Debentures, the Debenture issued as part of the JPF Acquisition and the non-current portion of a term note issued in connection with the Fine Fragrances Acquisition. See Notes 3 and 9.

NOTE 7.  CONTINGENCIES

     The Company is a party to a number of pending legal actions, proceedings and claims. While any litigation contains an element of uncertainty, management of the Company, believes based upon the advice of counsel, that the outcome of such actions, proceedings or claims pending or known to be threatened, will

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  CONTINGENCIES - (Continued)

not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 8.  SHAREHOLDERS' EQUITY

     A schedule of the transactions in the common stock and the preferred stock of the Company and the additional paid-in capital accounts is as follows:

                              Preferred Stock                                      Additional
                        Series B           Series C            Common Stock         Paid-in
                    Shares    Amount   Shares    Amount     Shares      Amount      Capital
                    ----------------   ----------------   ---------------------   -----------
Balance at
 January 31, 1998   279,877   $2,799   525,490   $5,255   13,623,734   $136,238   $30,786,503

Issuance of common
 stock upon
 exercise of stock
 options                                                      35,600        356       117,124

Issuance of common
 stock upon
 exercise of
 warrants                                                     54,258        543       274,457

Issuance of common
 stock upon
 conversion of 7.5%
 convertible
 debentures                                                    6,928         69        49,812

Issuance of common
 stock upon
 conversion
 of Series B
 convertible
 preferred stock     (8,281)     (83)                         58,961        589       194,065

Issuance of common
 stock upon
 conversion
 of Series C
 convertible
 preferred stock                       (14,135)     (141)     14,135        141        74,209
                    -------   ------   -------    ------  ----------   --------   -----------
Balance at
 April 30, 1998     271,596   $2,716   511,355    $5,114  13,793,616   $137,936   $31,496,170
                    =======   ======   =======    ======  ==========   ========   ===========
/TABLE

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE,
         50% OWNED

     The following represents income statement information for the three months ended April 30, 1997 for Fine Fragrances, Inc. ("Fine Fragrances"), a fragrance distribution company which prior to May 1997, was 49.99% owned by the Company and distributed on an exclusive basis in the United States and Canada the Salvador Dali, Taxi, Cafe and Watt brands manufactured by COFCI, S.A. ("COFCI"). For the period presented, the Company's investment in Fine Fragrances was accounted for under the equity method:

                                   Three Months Ended
                                     April 30, 1997
         Net Sales                     $1,949,787
                                       ==========
         Net Income                    $  306,348
                                       ==========

     The Company's equity in the net income of Fine Fragrances for the three months ended April 30, 1997 was reduced for the amortization of the exclusive distribution agreements of Fine Fragrances. The exclusive distribution agreements were being amortized using the straight-line method over the term of the agreements.

     In May 1997, the Company acquired the 50.01% interest of Fine Fragrances (the "Fine Fragrances Acquisition") that the Company did not own from an unaffiliated third party. As a result of this acquisition, Fine Fragrances became a wholly-owned subsidiary of the Company and the operations of Fine Fragrances were consolidated with those of the Company. In connection with the Fine Fragrances Acquisition, the Company entered into new 10 year distribution agreements for the brands manufactured by COFCI.

NOTE 10.  INCOME TAXES

     The provision for income taxes for the three-month period ended April 30, 1997 was calculated based upon the estimated tax rate of 39% for the full fiscal year ending January 31, 1998.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  STOCK OPTION PLANS

     During the three months ended April 30, 1998 and 1997, the Company granted options for 500,000 shares at an exercise price of $12.50 per share and 30,000 at an exercise price of $8.38, respectively, under the 1995 Stock Option Plan to employees and consultants.

NOTE 12.  SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
          INVESTING ACTIVITIES

     The Company incurred the following non-cash financing and investing activities for the three months ended April 30, 1997 and 1998:
                                       Three Months Ended
                                            April 30,
                                      1997            1998
                                   ==========      ==========
   Redemption of 8% Debentures
    used to pay for conversion
    of preferred stock              $40,559
                                    =======
   Conversion of 7.5% convertible
    debentures (including
    accrued interest) into Common
    Stock                                          $    49,880
                                                   ===========
   Transactions in connection with the
    JPF Acquisition: (See Note 3)
      Issuance of Debenture to Seller              $ 2,514,472
                                                   ===========
      Assumption of accounts payables              $10,560,577
                                                   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or certain suppliers; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; the substantial indebtedness and debt service obligations of the Company; changes in the retail industry; and general economic and business conditions. The Company cautions that the risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

     This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended January 31, 1998. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1998 Compared to the Three Months Ended April 30, 1997
--------------------------------------------------------------
     NET SALES. Net sales increased $11.4 million, or 33%, to $46.5 million for the three months ended April 30, 1998 from $35.1 million for the three months ended April 30, 1997. Approximately 75% of the increase in net sales was attributable to an increase in sales of brands that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands"), including certain of the brands which the Company is distributing following the March 1998 acquisition (the "JPF Acquisition") of the assets of J.P. Fragrances, Inc. ("JPF").
The balance of the increase in net sales was attributable to an increase in sales of the Company's owned or licensed brands (collectively, the "Controlled Brands"), including through the addition of the net sales of COFCI S.A. fragrance products following the May 1997 acquisition of the interest in Fine Fragrances, Inc. that the Company did not own (a portion of which sales were previously accounted for under the equity in earnings of unconsolidated affiliate, 50% owned). See Note 9 to Notes to Consolidated Financial Statements. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers.
Management believes that increased sales have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products.

     GROSS PROFIT. Gross profit increased $1.8 million, or 16%, to $13.3 million for the three months ended April 30, 1998 from $11.5 million for the three months ended April 30, 1997. The increase in gross profit was primarily attributable to the increase in product sales of both the Controlled Brands and the Distributed Brands. Gross margins decreased from 32.8% to 28.6% primarily as a result of a proportionally larger increase in sales of Distributed Brands, which typically sell at lower margins than the Controlled Brands.

     WAREHOUSE AND SHIPPING EXPENSE. Warehouse and shipping expenses increased $579,000, or 44%, to $1.9 million for the three months ended April 30, 1998 from $1.3 million for the three months ended April 30, 1997. The increase resulted from both an increase in labor, warehouse, shipping materials and freight costs, all of which were associated with the increase in net sales.

     SG&A. Selling, general and administrative ("SG&A") expenses increased $700,000, or 14%, to $5.9 million for the three months ended April 30, 1998 from $5.2 million for the three months ended April 30, 1997. As a percentage of net sales, SG&A expenses decreased from 14.7% for the three months ended April 30, 1997 to 12.6% for the three months ended April 30, 1998. Of the increase in SG&A expenses, approximately $200,000 represented an increase in selling expenses, primarily as a result of the addition of sales and marketing personnel and marketing costs associated with the planned summer roll out of the Halston line extensions of Halston Ladies and Z-14 and the planned fall launch of a Geoffrey Beene ladies brand. General and administrative expenses increased $500,000 primarily as a result of the one-time operating expenses of approximately $300,000 incurred in integrating the assets and liabilities, and in closing the operations of JPF and the addition of administrative personnel.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $489,000, or 44%, to $1.6 million for the three months ended April 30, 1998 from $1.1 million for the three months ended April 30, 1997. The increase was primarily attributable to amortization of intangibles acquired as a result of the JPF Acquisition and adjustments to intangibles and other assets acquired in connection with the acquisition of the assets of Fragrance Marketing Group in May 1996, and increased depreciation of computer software and equipment in connection with the implementation of a new management information system which was completed in February 1998.

     INTEREST EXPENSE, NET. Interest expense, net of interest income, increased $1.8 million, or 103% to $3.5 million for the three months ended April 30, 1998 from $1.7 million for the three months ended April 30, 1997. This increase was primarily due to the increase in average debt outstanding resulting from (i) the May 1997 offering (the "1997 Note Offering") of $115 million principal amount of 10-3/8% Senior Notes due 2007, and (ii) the draw down against the Company's revolving credit facility for payment of the cash portion of the purchase price for the JPF Acquisition. See Note 3 to Notes to Consolidated Financial Statements.

     NET INCOME. Net income decreased $1.2 million, or 80%, to $304,000 for the three months ended April 30, 1998 from $1.5 million for the three months ended April 30, 1997, primarily as a result of the increase in interest and SG&A expenses, which were partially offset by higher net sales.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $535,000, or 11%, to $5.6 million for the three months ended April 30, 1998 from $5.0 million for the three months ended April 30, 1997. The EBITDA margin decreased to 12.0% for the three months ended April 30, 1998 from 14.3% for the three months ended April 30, 1997. The increase in EBITDA was primarily attributed to the increase in gross profit discussed above. The decrease in EBITDA margin was primarily attributable to the decrease in gross margins and the integration expenses associated with the JPF Acquisition discussed above.

FINANCIAL CONDITION

     In March 1998, the Company consummated the JPF Acquisition. As a result of the JPF Acquisition, the Company acquired approximately $30.4 million of inventory, $12.1 million of accounts receivable and $263,000 of fixed assets (consisting primarily of office and warehouse furniture and equipment). See
Note 3 to Notes to Consolidated Financial Statements. These amounts are the primary reason for increases in inventory and accounts receivable at April 30, 1998. As a result of the JPF Acquisition, the Company also acquired approximately $8.2 million of contract rights, intangible rights (including non-compete agreements) and goodwill, which account for the increase in other intangibles and other assets at April 30, 1998. The Company also assumed approximately $10.6 million of certain trade and other payables of JPF in connection with the JPF Acquisition. In addition to the assumption of the payables, the purchase price for the assets of JPF consisted of approximately $37.3 million in cash and a subordinated debenture of $3 million (the "Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments if, and only if, certain conditions relating to the fragrance business of JPF (the "JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business.

     In April 1998, the Company consummated the private placement under Rule 144A (the "Note Offering") pursuant to the Securities Act of 1933, as amended (the "Act"), of $40 million principal amount of 10-3/8% Senior Notes due 2007, Series C (the "Series C Senior Notes"). The Series C Senior Notes were sold at 106.5% of their principal amount and have substantially similar terms to the Company's existing 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes"), which the Company issued in May 1997. The net proceeds of approximately $41.4 million from the sale of the Notes were used to repay outstanding borrowings under the Credit Facility to Fleet, which were used for the JPF Acquisition, as well as for working capital purposes. The Series C Senior Notes have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Series C Senior Notes are expected to be exchanged for 10-3/8% Senior Notes due 2007, Series D (the "Series D Senior Notes") containing identical terms which will be registered under the Act. The exchange offer will be made only by means of a prospectus.

     The Indenture pursuant to which the Series C Senior Notes (and the Series D Senior Notes following their exchange for the Series C Senior Notes) were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility and the Series B Senior Notes. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness,
(ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the Series C Senior Notes (and the Series D Senior Notes) have the option to require the Company to repurchase their notes in the event there is a change of control in the Company (as defined in the Indenture).

     At April 30, 1998, the Company had available $37.5 million under the Credit Facility for general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations.

     In May 1998, the Company entered into a lease with an unaffiliated third party for approximately 48,000 square feet of a warehouse facility to accommodate the additional inventory requirements associated primarily with the promotional sets which will arrive in anticipation of the holiday season. The lease has an initial term of 30 months with the Company having an option to extend for an additional term of 30 months. The future minimum lease payments for the fiscal years ended January 31, 1999, 2000 and 2001 are approximately $190,400, $257,600, and $193,200, respectively.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     In April 1998, the Company consummated the private placement of $40 million principal amount of 10-3/8% Senior Notes due 2007, Series C (the "Series C Senior Notes"). The Series C Senior Notes are expected to be exchanged for Series D Senior Notes containing identical terms which will be registered under the Securities Act of 1933, as amended. The exchange offer will be made only by means of a prospectus. The Indenture pursuant to which the Series C Senior Notes (and the Series D Senior Notes following their exchange for the Series C Senior Notes) were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Company's revolving credit facility and the Company's 10-3/8% Senior Notes due 2007, Series B. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                          Description
-------     -----------------------------------------------------
3.1         Amended and Restated Articles of Incorporation of the
            Company dated March 6, 1996 (incorporated herein by reference to Exhibit 3.1 filed as a part of the Company's Form 10-K for the fiscal year ended
            January 31, 1996 (Commission File No. 1-6370)).

Exhibit
Number                          Description
-------     -----------------------------------------------------
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

4.1 Indenture dated as of May 13, 1997, between the Company and Marine Midland Bank, as trustee (incorporated herein by reference to Exhibit 4.1 filed as a part of the Company's Form 8-K dated May 13, 1997 (Commission File No. 1-6370)).

4.2 Indenture dated as of April 27, 1998, between the Company and Marine Midland Bank, as trustee (incorporated herein by reference to Exhibit 4.1 filed as a part of the Company's Form 8-K dated April 27, 1998 (Commission File No. 1-6370)).

4.3         Registration Rights Agreement dated as of
            April 27, 1998, among the Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated herein by reference to Exhibit 4.2 filed as a part of the Company's Form 8-K dated April 27, 1998 (Commission File No. 1-6370)).

4.4 Credit Agreement dated as of May 13, 1997, between the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.3 filed as a part of the Company's Form 8-K dated May 13, 1997 (Commission File No. 1-6370)).

4.5 First Amendment to Credit Agreement and Other Transaction Documents dated as of December 31, 1997, between the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.3 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1998 (Commission File No. 1-6370)).

Exhibit
Number                          Description
-------     -----------------------------------------------------
4.6         Letter Agreement dated as of March 23, 1998, between
            the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.4 filed as a part of the Company's Form 10-K for the fiscal year ended
            January 31, 1998 (Commission File No. 1-6370)).

10.1        Registration Rights Agreement dated as of
            November 30, 1995, among the Company, Bedford Capital Corporation ("Bedford"), Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

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

Exhibit
Number                          Description
-------     -----------------------------------------------------
10.7        Lease Agreement dated as of July 2,1992, between FFI
            and National Trading (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company's Form 10-K for the fiscal year ended
            September 30, 1995 (Commission File No. 1-6370)).

10.8 Option Agreement dated July 2, 1992, between FFI and National Trading and Memorandum of Lease and Option Agreement related thereto (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

10.9 Amended and Restated Exclusive Trademark License Agreement dated February 29, 1980, between Geoffrey Beene, Inc., and Epocha Distributors, Inc. (now known as Sanofi Beaute, Inc.), as amended July 29, 1992 and February 13, 1995 (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

10.10 Asset Purchase Agreement dated as of February 1, 1996, by and between the Company and Halston-Borghese, Inc. and its affiliates (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 20, 1996 (Commission File No. 1- 6370)).

10.11 Asset Purchase Agreement dated as of February 25, 1998, by and between the Company, J.P. Fragrances, Inc., Joseph A. Pappalardo and Gloria Pappalardo (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 31, 1998 (Commission File No. 1-6370)).

10.12 Amendment to Asset Purchase Agreement dated as of March 30, 1998, by and between the Company, J.P. Fragrances, Inc., Joseph A. Pappalardo and Gloria Pappalardo (incorporated herein by reference to Exhibit 2.2 filed as a part of the Company's Form 8-K dated March 31, 1998 (Commission File No. 1-6370)).

10.13 Lease Agreement dated as of May 4,1998, between the Company and Mac Papers, Inc.

Exhibit
Number                          Description
-------     -----------------------------------------------------
27.1        Financial Data Schedule.

---------------
     The foregoing list omits instruments defining the rights of holders of long term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)  Reports on Form 8-K.

    (1) A Current Report on Form 8-K dated March 31, 1998 was filed on April 15, 1998 reporting the JPF Acquisition under Item 2. Acquisition or Disposition of Assets and setting forth historical financial information for J.P. Fragrances, Inc. and pro forma financial data for the Company in connection with the JPF Acquisition under
         Item 7. Financial Statements and Exhibits.

    (2) A Current Report on Form 8-K dated April 27, 1998 was filed on May 7, 1998 reporting on the Company's offering of senior notes under Item 5. Other Events.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FRENCH FRAGRANCES, INC.


Date: June 11, 1998               /s/ E. Scott Beattie
      -------------               -----------------------------
                                  E. Scott Beattie
                                  President and Chief Executive
                                  Officer
                                  (Principal Executive Officer)


Date: June 11, 1998               /s/ William J. Mueller
      -------------               -----------------------------
                                  William J. Mueller
                                  Vice President-Operations and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)