Form 10-Q
period 1998-07-31
FRENCH FRAGRANCES INC
filed 1998-08-21
CIK 95052

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended July 31, 1998

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

                            Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
                 Class                              August 19, 1998
       ----------------------------                -----------------
       Common stock, $.01 par value                13,812,704 shares

                     FRENCH FRAGRANCES, INC.


                        INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         January 31, 1998 and July 31, 1998

         Consolidated Statements of Income -
         Three and Six Months Ended July 31, 1997 and 1998

         Consolidated Statements of Cash Flows -
         Six Months Ended July 31, 1997 and 1998

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                               January 31, 1998  July 31, 1998
                                               ----------------  --------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $  7,667,119     $  1,317,179
  Accounts receivable, net                         53,412,248       70,646,929
  Inventories                                      90,425,910      140,435,824
  Advances on inventory purchases                   6,978,285        6,395,335
  Prepaid expenses and other assets                 3,936,529        4,209,856
                                                 ------------     ------------
     Total current assets                         162,420,091      223,005,123
                                                 ------------     ------------
Property and equipment, net                        19,501,742       20,168,990
                                                 ------------     ------------
Other assets:
  Exclusive brand licenses and trademarks, net     42,776,017       41,096,844
  Senior note offering costs, net                   3,756,911        4,696,835
  Deferred income taxes, net                          838,633          838,633
  Other intangibles and other assets                3,359,891       10,289,586
                                                 ------------     ------------
     Total other assets                            50,731,452       56,921,898
                                                 ------------     ------------
     Total assets                                $232,653,285     $300,096,011
                                                 ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                $         --     $ 13,526,000
  Accounts payable - trade                         24,393,878       35,426,186
  Other payables and accrued expenses              12,454,835        8,604,269
  Current portion of long-term liabilities          3,100,108        3,597,824
  Due to affiliates, net                              294,136          294,136
                                                 ------------     ------------
     Total current liabilities                     40,242,957       61,448,415
                                                 ------------     ------------
Long-term liabilities:
  Senior notes, net                               115,000,000      157,550,651
  Subordinated debentures, net                      7,131,873        8,257,517
  Convertible subordinated debentures               4,960,633        4,778,643
  Mortgage note                                     5,682,041        5,612,211
  Capital lease                                     1,010,000          960,000
                                                 ------------     ------------
     Total liabilities                            174,027,504      238,607,437
                                                 ------------     ------------
Commitments and contingencies (Note 7)
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000
   shares authorized; 279,877 and 271,596
   shares issued and outstanding, respectively          2,799           2,716
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429
   shares authorized; 525,490 and 511,355
   shares issued and outstanding, respectively          5,255           5,114
  Common stock, $.01 par value, 50,000,000
   shares authorized; 13,623,734 and 13,812,704
   shares issued and outstanding, respectively        136,238         138,127
Additional paid-in capital                         30,786,503      31,633,413
Retained earnings                                  27,694,986      29,709,204
                                                 ------------    ------------
     Total shareholders' equity                    58,625,781      61,488,574
                                                 ------------    ------------
     Total liabilities and shareholders' equity  $232,653,285    $300,096,011
                                                 ============    ============


              See Notes to Consolidated Financial Statements.
/TABLE

                        FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                                     Three Months Ended           Six Months Ended
                                          July 31,                     July 31,
                                     1997          1998          1997          1998
                                 -----------   -----------   -----------  ------------
Net sales                        $35,635,233   $61,899,682   $70,737,271  $108,445,976
Cost of sales                     23,604,396    43,481,703    47,202,852    76,710,833
                                 -----------   -----------   -----------  ------------
Gross profit                      12,030,837    18,417,979    23,534,419    31,735,143

Operating expenses
  Warehouse and shipping           1,437,726     2,213,298     2,747,764     4,102,056
  Selling, general and
   administration                  5,520,776     6,632,114    10,677,429    12,488,786
  Depreciation and amortization    1,155,488     1,835,143     2,262,802     3,431,258
                                 -----------   -----------   -----------  ------------
    Total operating expenses       8,113,990    10,680,555    15,687,995    20,022,100
                                 -----------   -----------   -----------  ------------
Income from operations             3,916,847     7,737,424     7,846,424    11,713,043
Other Income (expense)
  Interest expense, net           (3,076,502)   (4,963,273)   (4,818,942)   (8,500,597)
  Other income                       164,781        38,971       202,448        87,675
                                 -----------   -----------   -----------  ------------
    Other Income (expense), net   (2,911,721)   (4,924,302)   (4,616,494)   (8,412,922)
                                 -----------   -----------   -----------  ------------
Income before equity in earnings
 of unconsolidated affiliate and
 provisions for income taxes       1,005,126     2,813,122     3,229,930     3,300,121
Equity in earnings of
 unconsolidated affiliate,
 50% Owned                                --            --       134,508            --
                                 -----------   -----------   -----------  ------------
Income before income taxes         1,005,126     2,813,122     3,364,438     3,300,121
Provision for income taxes           392,980     1,102,646     1,251,403     1,285,903
                                 -----------   -----------   -----------  ------------
Net income                       $   612,146   $ 1,710,476   $ 2,113,035  $  2,014,218
                                 ===========   ===========   ===========  ============
Earnings per common share:
   Basic                               $0.05         $0.12         $0.16         $0.15
                                       =====         =====         =====         =====
   Diluted                             $0.04         $0.10         $0.14         $0.12
                                       =====         =====         =====         =====
Weighted average number of
 common shares:
   Basic                          13,283,242    13,805,442    13,267,038    13,737,282
                                 ===========   ===========   ===========  ============
   Diluted                        16,206,213    17,750,557    16,295,707    17,684,462
                                 ===========   ===========   ===========  ============
               See Notes to Consolidated Financial Statements.
/TABLE

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Six Months Ended
                                                            July 31,
                                                   ----------------------------
                                                       1997            1998
                                                   ------------    ------------
Cash flows from operating activities
  Net Income                                       $  2,113,035    $  2,014,218
  Adjustments to reconcile net income to
   cash used in operating activities:
     Depreciation and amortization                   2,262,802        3,431,258
     Amortization of financing costs,
      discounts and premiums                            79,546          264,641
     Equity in earnings of unconsolidated
      affiliate                                       (134,508)              --
  Change in assets and liabilities net of
   effects from the acquisitions:
     Increase in accounts receivable                  (805,042)     (17,234,681)
     Increase in inventories                       (17,472,522)     (39,449,337)
     (Increase) decrease in advances on
      inventory purchases                           (3,104,897)         582,950
     Increase in prepaid expenses and other
      current assets                                (2,412,460)        (383,637)
     (Decrease) increase in accounts payable        (4,946,146)         471,730
     Decrease in other payables and accrued
      expenses                                      (4,749,689)      (3,845,238)
     Decrease in due to affiliate, net              (1,015,612)              --
                                                  ------------     ------------
       Net cash used in operating activities       (30,185,493)     (54,148,096)
                                                  ------------     ------------
Cash flows from investing activities
  Cash portion of purchase of intangible assets             --       (5,150,000)
  Cash payment for acquisition of unconsolidated
   affiliate, net of cash acquired                  (1,745,768)              --
  Receipts of restricted cash for capital
   improvements                                      1,314,602               --
  Additions to property and equipment,
   net of disposals                                 (3,055,589)      (1,649,583)
                                                  ------------     ------------
       Net cash used in investing activities        (3,486,755)      (6,799,583)
                                                  ------------     ------------
Cash flows from financing activities
  Proceeds from the exercise of employee
   stock options                                            --          117,480
  Proceeds from the exercise of stock
   purchase warrants                                        --          275,000
 Proceeds from the issuance of senior
   notes, net                                      111,550,000       41,500,000
  Payments to retire subordinated debentures       (14,394,475)        (500,000)
  Proceeds from conversion of preferred stock          213,674          268,778
  Advances from unconsolidated affiliate, net          798,894               --
  Payments on term loans                            (4,333,333)        (475,336)
  (Payments on) net proceeds from short-term debt  (39,367,096)      13,526,000
  Payments on capital lease and installment loans      (81,145)         (50,000)
  Payments on facility mortgage note                   (68,421)         (64,183)
                                                  ------------     ------------
     Net cash provided by financing activities      54,318,098       54,597,739
                                                  ------------     ------------
Net increase (decrease) in Cash and Cash
 Equivalents                                        20,645,850       (6,349,940)
Cash and Cash Equivalents at Beginning of Period       855,969        7,667,119
                                                  ------------     ------------
Cash and Cash Equivalents at End of Period        $ 21,501,819     $  1,317,179
                                                  ============     ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                 $  2,821,796     $  7,138,983
                                                  ============     ============
  Income taxes paid during the period             $  4,651,700     $  5,426,475
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

     The consolidated balance sheet of the Company as of January 31, 1998 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheet of the Company as of July 31, 1998, the consolidated statements of income of the Company for the three and six months ended July 31, 1998 and 1997, and the consolidated statements of cash flow for the six months ended July 31, 1998 and 1997. Operating results for the three and six months ended July 31, 1998 are not necessarily indicative of the results for the full fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings per Share - Earnings per share for the six months ended July 31, 1997 and 1998 have been calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128, which was adopted by the Company in the fourth quarter of fiscal 1998 and requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

diluted earnings per share calculation, the interest incurred on the convertible securities, net of tax, must be added back to net income. Such amounts were $63,984 and $56,737 for the three months ended July 31, 1997 and 1998, respectively, and $127,969 and $111,923 for the six months ended July 31, 1997 and 1998, respectively.

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

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING

     In March 1998, the Company consummated the acquisition (the "JPF Acquisition") of certain assets of J.P. Fragrances, Inc. ("JPF"), a distributor of prestige fragrance products, including inventory, returns, contract rights, accounts receivable, books and records, fixed assets (including furniture and warehouse materials and equipment), claims, intangible rights (including non-compete agreements) and goodwill (collectively, the "Acquired Assets"). The Company also assumed approximately $10.6 million of certain trade and other payables of JPF. In addition to the assumption of the payables, the purchase price for the Acquired Assets consisted of approximately $37.3 million in cash and a subordinated debenture of $3.0 million (the "Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments if, and only if, certain conditions relating to the fragrance business of JPF (the

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING -
         Continued
"JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. The Debenture has been recorded net of its discount of $485,528 calculated using an effective rate of 9.38%. The discount will be amortized using the effective rate over the life of the Debenture. As a result of the JPF Acquisition, the Company acquired approximately $30.4 million of inventory, $12.1 million of accounts receivable and $263,000 of fixed assets (consisting primarily of office and warehouse furniture and equipment). Other intangibles and other assets at July 31, 1998 includes approximately $7.2 million of contract rights, intangible rights (including non-compete agreements) and goodwill acquired as part of the JPF Acquisition.

     In April 1998, the Company consummated the private placement under Rule 144A (the "Note Offering") pursuant to the Securities Act of 1933, as amended (the "Act"), of $40.0 million principal amount of 10-3/8% Senior Notes due 2007, Series C (the "Series C Senior Notes"). The Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company's existing 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes"), which the Company issued in July 1997. The notes are recorded net of a premium of $2.6 million. The premium is being amortized over the life of the notes using the effective interest method. During the quarter ended July 31, 1998, the Company amortized $46,942 of premium against interest expense. The net proceeds of approximately $41.4 million from the sale of the notes were used to repay outstanding borrowings under the Credit Facility and other indebtedness to Fleet, which was used for the JPF Acquisition, as well as for working capital purposes. In August 1998, the Series C Senior Notes were exchanged for an equivalent principal amount of 10-3/8% Senior Notes due 2007, Series D (the "Series D Senior Notes") containing identical terms to the Series C Senior Notes, but which have been registered under the Act.

     The Indenture pursuant to which the Series D Senior Notes were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING -
         Continued

indebtedness under the Credit Facility and the Series B Senior Notes. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the Series D Senior Notes have the option to require the Company to repurchase their notes in the event there is a change of control in the Company (as defined in the Indenture).

     The following unaudited information presents the Company's pro forma operating data for the six months ended July 31, 1998 and 1997 as if the JPF Acquisition and the Note Offering had been consummated at the beginning of each of the periods presented and include certain adjustments to the historical consolidated statements of income of the Company to give effect to the acquisition of the net assets of JPF, the payment of the purchase price and the increased amortization of intangible assets as a result of the JPF Acquisition and the related issuance of Series C Senior Notes by the Company to finance the purchase price for the JPF Acquisition. The unaudited pro forma financial data are not indicative of the results of operations that would have been achieved had the JPF Acquisition and the Note Offering been consummated prior to the periods in which they were completed, or that might be attained in the future.

                                    Six Months Ended July 31,
                                      1997             1998
                                  ------------     ------------
     Net Sales                    $104,405,077     $122,040,911
     Net Income                   $  1,524,770     $  1,727,342
     Net Income per Basic Share          $0.11            $0.13
     Net Income per Diluted Share        $0.10            $0.10

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  SHORT-TERM DEBT

     The Credit Facility with Fleet provides for borrowings on a revolving basis of up to $40,000,000, with a $3,000,000 sublimit for letters of credit. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Series B Senior Notes and the Series D Senior Notes. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness. At July 31, 1998, the outstanding balance under the Credit Facility was $13.5 million and there was approximately $2.9 million in outstanding letters of credit.

NOTE 5.  SUBORDINATED DEBENTURES

     The subordinated debentures as of January 31, 1998 represent the 8.5% Subordinated Debentures due May 2004 issued in connection with the May 1996 acquisition of the assets of Fragrance Marketing Group, Inc. (the "8.5% Debentures"). The subordinated debentures as of July 31, 1998 represent the 8.5%
Debentures and the Debenture issued as part of the JPF
Acquisition. See Note 3.

NOTE 6.  SHAREHOLDERS' EQUITY

     A schedule of the transactions in the common stock and the preferred stock of the Company and the additional paid-in capital accounts during the six months ended July 31, 1998 is as follows:

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  SHAREHOLDERS' EQUITY - CONTINUED

                              Preferred Stock                                      Additional
                        Series B           Series C            Common Stock         Paid-in
                    Shares    Amount   Shares    Amount     Shares      Amount      Capital
                    ----------------   ----------------   ---------------------   -----------
Balance at
 January 31, 1998   279,877   $2,799   525,490   $5,255   13,623,734   $136,238   $30,786,503

Issuance of common
 stock upon
 exercise of stock
 options                                                      35,600        356       117,124

Issuance of common
 stock upon
 exercise of
 warrants                                                     54,258        543       274,457

Issuance of common
 stock upon
 conversion of 7.5%
 convertible
 debentures                                                   26,016        260       187,055

Issuance of common
 stock upon
 conversion
 of Series B
 convertible
 preferred stock     (8,281)     (83)                         58,961        589       194,065

Issuance of common
 stock upon
 conversion
 of Series C
 convertible
 preferred stock                       (14,135)     (141)     14,135        141        74,209
                    -------   ------   -------    ------  ----------   --------   -----------
Balance at
 July 31, 1998      271,596   $2,716   511,355    $5,114  13,812,704   $138,127   $31,633,413
                    =======   ======   =======    ======  ==========   ========   ===========

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

     In May 1998, the Company entered into a lease with an unaffiliated third party for approximately 48,000 square feet of a warehouse facility to accommodate the additional inventory requirements associated primarily with the promotional sets which will arrive in anticipation of the peak business season. The lease has an initial term of 30 months with the Company having an option to extend for an additional term of 30 months. The future minimum lease payments for the fiscal years ended January 31, 1999, 2000 and 2001 are approximately $206,000, $274,000, and
$206,000, respectively.

NOTE 8.  FINE FRAGRANCES ACQUISITION

     In May 1997, the Company acquired (the "Fine Fragrances Acquisition") the 50.01% interest of Fine Fragrances, Inc. ("Fine Fragrances") that the Company did not own from an unaffiliated third party. Fine Fragrances was a fragrance distribution company which prior to May 1997, was 49.99% owned by the Company and distributed, on an exclusive basis in the United States and Canada, the Salvador Dali, Taxi, Cafe and Watt brands manufactured by COFCI, S.A. ("COFCI"). The purchase price included $2 million in cash, plus $1 million to be paid over time based on 5% of the Company's net sales of COFCI products. As a result of this acquisition, Fine Fragrances became a wholly-owned subsidiary of the Company and the operations of Fine Fragrances were consolidated with those of the Company. In connection with this acquisition, the Company entered into new 10 year distribution agreements for the COFCI brands.

NOTE 9.  INCOME TAXES

     The provision for income taxes for the three and six-month periods ended July 31, 1998 was calculated based upon the estimated tax rate of 39% for the full fiscal year ending
January 31, 1999.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  STOCK OPTION PLANS

     During the six months ended July 31, 1997, the Company granted options for 30,000 shares at an exercise price of $8.38 per share and options for 7,500 shares at an exercise price of $9.38 per share under the Company's 1995 Stock Option Plan (the "1995 Plan"). During the six months ended July 31, 1998, the Company granted options for 500,000 shares at an exercise price of $12.50 per share under the 1995 Plan. During the six months ended July 31, 1997 and 1998, the Company granted options for 30,000 shares at an exercise price of $9.38 per share and 30,000 shares at an exercise price of $16.38 per share, respectively, under the Company's Non-Employee Director Stock Option Plan.

NOTE 11.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND
          INVESTING ACTIVITIES

     The Company incurred the following non-cash financing and investing activities for the six months ended July 31, 1997 and 1998:

                                           Six Months Ended
                                               July 31,
                                          1997         1998
                                     -------------  -------------
  Redemption of 8% Debentures
   used to pay for conversion
   of preferred stock                  $   40,559
                                       ==========
  Transactions in connection
   with the Fine Fragrances
   Acquisition (See Note 8).
     Note issued to Seller             $1,000,000
                                       ==========
     Book value of assets acquired,
      excluding inventory              $2,296,051
                                       ==========
     Liabilities assumed               $3,156,895
                                       ==========
     Inventory assumed                 $2,805,638
                                       ==========
  Conversion of 7.5% convertible
   debentures (including accrued
   interest) into Common Stock                       $   187,315
                                                     ===========
  Transactions in connection
   with the JPF Acquisition
   (See Note 3):
     Issuance of Debenture to Seller                 $ 2,514,472
                                                     ===========
     Assumption of accounts payables                 $10,560,577
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

RESULTS OF OPERATIONS

Three Months Ended July 31, 1998 Compared to the Three Months
Ended July 31, 1997
---------------------------------------------------------------

     NET SALES. Net sales increased $26.3 million, or 74%, to $61.9 million for the three months ended July 31, 1998 from $35.6 million for the three months ended July 31, 1997. The increase in net sales was primarily attributable to the increased selection of prestige fragrance brands that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands"). The proportion of the Company's net sales that relates to Distributed Brands has increased significantly following the acquisition of the assets of J.P. Fragrances, Inc. in March 1998 (the "JPF Acquisition"). See Note 3 to Notes to Consolidated Financial Statements. The increase in net sales represents primarily an increase in the volume of products sold to existing customers. Management believes that increased sales during the three months ended July 31, 1998, resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products.

     GROSS PROFIT. Gross profit increased $6.4 million, or 53%, to $18.4 million for the three months ended July 31, 1998 from $12.0 million for the three months ended July 31, 1997. The increase in gross profit was primarily attributable to the increase in product sales from the Distributed Brands. Gross margins decreased from 33.8% to 29.8% primarily as a result of the increase in sales of the Distributed Brands, which typically sell at lower margins than the Company's owned and licensed brands such as the Halston and Geoffrey Beene lines.

    WAREHOUSE AND SHIPPING EXPENSE. Warehouse and shipping expenses increased $776,000, or 54%, to $2.2 million for the three months ended July 31, 1998 from $1.4 million for the three months ended July 31, 1997. The increase resulted from an increase in labor, warehouse and freight costs, primarily as a result of the increase in net sales.

     SG&A. Selling, general and administrative expenses increased $1.1 million, or 20%, to $6.6 million for the three months ended July 31, 1998 from $5.5 million for the three months ended July 31, 1997. Of the increase in SG&A expenses, approximately $255,000 represented an increase in selling expenses, primarily as a result of the addition of sales and marketing personnel and the increase in certain marketing programs such as the salary support program to increase retail sell through. General and administrative expenses for the three months ended July 31, 1998 increased by $858,000, primarily as a result of addition of administrative personnel (including information systems consultants) and increased insurance and legal costs. As a percentage of net sales, SG&A expenses decreased from 15.4% for the three months ended July 31, 1997 to 10.7% for the three months ended July 31, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $680,000, or 59%, to $1.8 million for the three months ended July 31, 1998 from $1.2 million for the three months ended July 31, 1997. The increase was primarily attributable to the amortization of intangibles acquired as a result of the JPF Acquisition and adjustments to intangibles and other assets acquired in connection with the acquisition of the assets of Fragrance Marketing Group in May 1996 (the "FMG Acquisition"), and increased depreciation from (i) computer software and equipment relating to the Company's new information systems, and (ii) capital projects for improvement of warehouse operations, including a pick sortation system which was completed in January 1998.

     Interest Expense, Net. Interest expense, net of interest income, increased $1.9 million, or 62% to $5.0 million for the three months ended July 31, 1998 from $3.1 million for the three months ended July 31, 1997. This increase was primarily due to the increase in average debt outstanding resulting from (i) the May 1997 offering (the "1997 Offering") of $115 million principal amount of 10-3/8% Senior Notes Due 2007, and (ii) the April 1998 offering (the "1998 Offering") of $40 million principal amount of 10-3/8% Senior Notes Due 2007 incurred to finance the JPF Acquisition. See "Financial Condition."

     NET INCOME. Net income increased $1.1 million, or 179%, to $1.7 million for the three months ended July 31, 1998 from $612,000 for the three months ended July 31, 1997, as a result of the increase in net sales and gross profit, which were partially offset by the increase in interest and operating expenses.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $4.5 million, or 89%, to $9.6 million for the three months ended July 31, 1998 from $5.1 million for the three months ended July 31, 1997. The EBITDA margin increased to 15.5% for the three months ended July 31, 1998 from 14.2% for the three months ended July 31, 1997. The increases in EBITDA and EBITDA margin are primarily attributable to the increase in gross profit and the decrease in SG&A expenses as a percentage of net sales, respectively.

Six Months Ended July 31, 1998 Compared to the Six Months Ended
July 31, 1997
---------------------------------------------------------------

     NET SALES. Net sales increased $37.7 million, or 53%, to $108.4 million for the six months ended July 31, 1998 from $70.7 million for the six months ended July 31, 1997. The increase in net sales was primarily attributable to the increase in net sales of Distributed Brands. The increase in net sales represents primarily an increase in the volume of products sold to existing customers. Management believes that increased sales during the six months ended July 31, 1998, resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products.

     GROSS PROFIT. Gross profit increased $8.2 million, or 35%, to $31.7 million for the six months ended July 31, 1998 from $23.5 million for the six months ended July 31, 1997. The increase in gross profit was primarily attributable to the increase in product sales from the Distributed Brands. Gross margins decreased from 33.3% to 29.3% primarily as a result of the increase in sales of the Distributed Brands, which typically sell at lower margins than the Company's owned and licensed brands.

     WAREHOUSE AND SHIPPING EXPENSE. Warehouse and shipping expenses increased $1.4 million, or 49%, to $4.1 million for the six months ended July 31, 1998 from $2.7 million for the six months ended July 31, 1997. The increase resulted from an increase in labor, warehouse and freight costs, primarily as a result of the increase in net sales.

     SG&A. SG&A expenses increased $1.8 million, or 17%, to $12.5 million for the six months ended July 31, 1998 from $10.7 million for the six months ended July 31, 1997. Of the increase in SG&A expenses, approximately $455,000 represented an increase in selling expenses, primarily as a result of the addition of sales and marketing personnel, the increase in certain marketing programs such as the salary support program to increase retail sell through and marketing costs associated with the planned summer roll out of the Halston line extensions of Halston Ladies and Z-14 and the planned launch of a Geoffrey Beene ladies brand. General and administrative expenses for the six months ended July 31, 1998 increased by $1.4 million, primarily as a result of addition of administrative personnel (including information systems consultants), increased insurance and legal costs and the consolidation of the operating expenses of Fine Fragrances, Inc. following the May 1997 acquisition by the Company of the 50.01% interest of Fine Fragrances that the Company did not own. See
Note 8 to Notes to Consolidated Financial Statements. As a percentage of net sales, SG&A expenses decreased from 15.1% for the six months ended July 31, 1997 to 11.5% for the six months ended July 31, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.2 million, or 52%, to $3.4 million for the six months ended July 31, 1998 from $2.3 million for the six months ended July 31, 1997. The increase was primarily attributable to the amortization of intangibles acquired as a result of the JPF Acquisition and adjustments to intangibles and other assets acquired in connection with the FMG Acquisition, and increased depreciation from (i) computer software and equipment relating to the Company's new information systems, and (ii) capital projects for improvement of warehouse operations, including a pick sortation system which was completed in January 1998.

     INTEREST EXPENSE, NET. Interest expense, net of interest income, increased $3.7 million, or 77% to $8.5 million for the six months ended July 31, 1998 from $4.8 million for the three months ended July 31, 1997. This increase was primarily due to the increase in average debt outstanding resulting from the 1997 Offering and the 1998 Offering of 10-3/8% Senior Notes Due 2007. See "Financial Condition."

     NET INCOME. Net income decreased $99,000, or 5%, to $2.0 million for the six months ended July 31, 1998 from $2.1 million for the six months ended July 31, 1997, primarily as a result of the increase in interest and operating expenses, which were partially offset by higher net sales and gross profits.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $5.0 million, or 50%, to $15.1 million for the six months ended July 31, 1998 from $10.1 million for the six months ended July 31, 1997. The EBITDA margin decreased to 14.0% for the six months ended July 31, 1998 from 14.3% for the six months ended July 31, 1997. The increase in EBITDA was primarily attributable to the increase in sales and gross profit. The decrease in EBITDA margin was primarily attributable to the decrease in gross margins as a result of the changing mix of sales and the additional operating expenses from the JPF Acquisition.

FINANCIAL CONDITION

     In March 1998, the Company consummated the JPF Acquisition. As a result of the JPF Acquisition, the Company acquired approximately $30.4 million of inventory, $12.1 million of accounts receivable and $263,000 of fixed assets (consisting primarily of office and warehouse furniture and equipment). See
Note 3 to Notes to Consolidated Financial Statements. As a result of the JPF Acquisition, the Company also acquired approximately $7.7 million of contract rights, intangible rights (including non-compete agreements) and goodwill, which account for the increase in other intangibles and other assets at July 31, 1998. The Company also assumed approximately $10.6 million of certain trade and other payables of JPF in connection with the JPF Acquisition. In addition to the assumption of the payables, the purchase price for the assets of JPF consisted of approximately $37.3 million in cash and a subordinated debenture of $3 million (the "Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments if, and only if, certain conditions relating to the fragrance business of JPF (the "JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business.

     In April 1998, the Company consummated the private placement under Rule 144A pursuant to the Securities Act of 1933, as amended (the "Act"), of $40 million principal amount of 10-3/8% Senior Notes due 2007, Series C (the "Series C Senior Notes"). The Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company's existing 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes"), which the Company issued in July 1997. The net proceeds of approximately $41.4 million from the sale of the Notes were used to repay outstanding borrowings under the Credit Facility to Fleet, which were used for the JPF Acquisition, as well as for working capital purposes. In August 1998, the Series C Senior Notes were exchanged for an equivalent principal amount of 10-3/8% Senior Notes due 2007, Series D (the "Series D Senior Notes") containing identical terms to the Series C Senior Notes, but which have been registered under the Act.

     The Indenture pursuant to which the Series D Senior Notes were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility and the Series B Senior Notes. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the Series D Senior Notes have the option to require the Company to repurchase their notes in the event there is a change of control in the Company (as defined in the Indenture).

     At July 31, 1998 and in addition to the increases in inventory associated with the JPF Acquisition, the Company increased its inventories significantly in anticipation of sales for the holiday season. The increase in trade payables is associated with this increase in inventory. Accounts receivable balances have also increased as a result of the increase in net sales during the second quarter. At July 31, 1998, the Company had available $23.6 million under the Credit Facility for general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders of the Company was held on June 25, 1998 in Miami Lakes, Florida.

      (b) The following directors were elected at the meeting effective June 25, 1998: Rafael Kravec, J.W. Nevil
          Thomas, E. Scott Beattie, Fred Berens, Richard C. W.
          Mauran and George Dooley.

      (c) The shareholders voted at the Meeting on the matters set forth below. No broker non-votes were received on any of the matters voted.

          1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified.

                                                Votes Cast
                                                      Against or
                                            For        Withheld
                                         ----------   ----------
                J. W. Nevil Thomas       10,700,298     12,515
                E. Scott Beattie         10,699,714     13,099
                Rafael Kravec            10,700,298     12,515
                Fred Berens              10,700,298     12,515
                Richard C. W. Mauran     10,700,298     12,515
                George Dooley            10,698,714     14,099

          2. The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 1999 was 10,692,243 for, 1,550 against and 19,020 withheld.

      (d) Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                          Description
-------   ------------------------------------------------------
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

 4.3      Credit Agreement dated as of May 13, 1997, between the
          Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.3 filed as a part of the Company's Form 8-K dated May 13, 1997 (Commission File
          No. 1-6370)).

 4.4 First Amendment to Credit Agreement and Other Transaction Documents dated as of December 31, 1997, between the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.3 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1998 (Commission File No. 1-6370)).

Exhibit
Number                          Description
-------   ------------------------------------------------------
 4.5 Letter Agreement dated as of March 23, 1998, between the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.4 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1998 (Commission File No. 1-6370)).

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

Exhibit
Number                          Description
-------   ------------------------------------------------------
10.7 Amended and Restated Exclusive Trademark License Agreement dated February 29, 1980, between Geoffrey Beene, Inc., and Epocha Distributors, Inc. (now known as Sanofi Beaute, Inc.), as amended July 29, 1992 and February 13, 1995 (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

10.8 Asset Purchase Agreement dated as of February 1, 1996, by and between the Company and Halston-Borghese, Inc. and its affiliates (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 20, 1996 (Commission File No. 1- 6370)).

10.9 Asset Purchase Agreement dated as of February 25, 1998, by and between the Company, J.P. Fragrances, Inc., Joseph A. Pappalardo and Gloria Pappalardo (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 31, 1998 (Commission File No. 1-6370)).

10.10     Amendment to Asset Purchase Agreement dated as of
          March 30, 1998, by and between the Company, J.P. Fragrances, Inc., Joseph A. Pappalardo and Gloria Pappalardo (incorporated herein by reference to Exhibit
          2.2 filed as a part of the Company's Form 8-K dated March 31, 1998 (Commission File No. 1-6370)).

10.11 Lease Agreement dated as of May 4,1998, between the Company and Mac Papers, Inc. (incorporated by reference to Exhibit 10.13 filed as a part of the Company's Form 10-Q for the quarter ended April 30, 1998 (Commission File No. 1-6370)).

27.1      Financial Data Schedule.
--------------
     The foregoing list omits instruments defining the rights of holders of long term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)  Reports on Form 8-K.
     None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FRENCH FRAGRANCES, INC.


Date: August 19, 1998             /s/ E. Scott Beattie
      ---------------             -----------------------------
                                  E. Scott Beattie
                                  President and Chief Executive
                                  Officer
                                  (Principal Executive Officer)


Date: August 19, 1998             /s/ William J. Mueller
      ---------------             -----------------------------
                                  William J. Mueller
                                  Vice President-Operations and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)