Form 10-Q
period 1998-10-31
FRENCH FRAGRANCES INC
filed 1998-12-11
CIK 95052

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended October 31, 1998

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

                                                    Outstanding at
                 Class                             December 10, 1998
       ----------------------------                -----------------
       Common stock, $.01 par value                13,812,704 shares

                          FRENCH FRAGRANCES, INC.

                            INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         January 31, 1998 and October 31, 1998

         Consolidated Statements of Income -
         Three and Nine Months Ended October 31, 1997 and 1998

         Consolidated Statements of Cash Flows -
         Nine Months Ended October 31, 1997 and 1998

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                  January 31,     October 31,
                                                     1998            1998
                                                  ------------   ------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $  7,667,119   $  4,319,411
  Accounts receivable, net                          53,412,248    107,695,535
  Inventories                                       90,425,910    153,481,195
  Advances on inventory purchases                    6,978,285      6,800,836
  Prepaid expenses and other assets                  3,936,529      4,417,234
                                                  ------------   ------------
     Total current assets                          162,420,091    276,714,211
                                                  ------------   ------------
Property and equipment, net                         19,501,742     18,835,275
                                                  ------------   ------------
Other assets:
  Exclusive brand licenses and trademarks, net      42,776,017     40,316,651
  Senior note offering costs, net                    3,756,911      4,629,302
  Deferred income taxes, net                           838,633        838,633
  Other intangibles and other assets                 3,359,891     10,139,751
                                                  ------------   ------------
     Total other assets                             50,731,452     55,924,337
                                                  ------------   ------------
     Total assets                                 $232,653,285   $351,473,823
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $         --   $ 35,594,734
  Accounts payable - trade                          24,393,878     51,585,158
  Other payables and accrued expenses               12,454,835     16,404,674
  Current portion of long-term liabilities           3,100,108      3,424,988
  Due to affiliates, net                               294,136             --
                                                  ------------   ------------
     Total current liabilities                      40,242,957    107,009,554
                                                  ------------   ------------
Long-term liabilities:
  Senior notes, net                                115,000,000    157,502,617
  Subordinated debentures, net                       7,131,873      8,316,450
  Convertible subordinated debentures                4,960,633      4,778,643
  Mortgage note                                      5,682,041      5,576,125
  Capital lease                                      1,010,000             --
                                                  ------------   ------------
     Total liabilities                             174,027,504    283,183,389
                                                  ------------   ------------
Commitments and contingencies (Note 6)
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000
   shares authorized; 279,877 and 271,596
   shares issued and outstanding, respectively           2,799          2,716

  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429
   shares authorized; 525,490 and 511,355
   shares issued and outstanding, respectively           5,255          5,114
  Common stock, $.01 par value, 50,000,000
   shares authorized; 13,623,734 and 13,812,704
   shares issued and outstanding, respectively         136,238        138,127
  Additional paid-in capital                        30,786,503     31,633,413
  Retained earnings                                 27,694,986     36,511,064
                                                  ------------   ------------
     Total shareholders' equity                     58,625,781     68,290,434
                                                  ------------   ------------
     Total liabilities and shareholders' equity   $232,653,285   $351,473,823
                                                  ============   ============
               See Notes to Consolidated Financial Statements
/TABLE

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             Three Months Ended           Nine Months Ended
                                October 31,                  October 31,
                             1997        1998           1997          1998
                         -----------  -----------    ------------  ------------
Net Sales                $89,389,852  $112,506,135   $160,127,122  $220,952,111
Cost of Sales             61,457,574    78,900,821    108,660,426   155,611,654
                         -----------   -----------   ------------  ------------
  Gross Profit            27,932,278    33,605,314     51,466,696    65,340,457
                         -----------   -----------   ------------  ------------
Operating Expenses
  Warehouse and shipping   2,302,631     3,537,255      5,050,395     7,639,311
  Selling, general and
   administrative          8,714,735    11,507,284     19,392,164    23,996,070
  Depreciation and
   amortization            1,182,963     1,816,208      3,445,765     5,247,466
                         -----------   -----------   ------------  ------------
    Total operating
     expenses             12,200,329    16,860,747     27,888,324    36,882,847
                         -----------   -----------   ------------  ------------
Income from Operations    15,731,949    16,744,567     23,578,372    28,457,610

Other Income (Expense)
  Interest expense, net   (3,756,256)   (5,111,060)    (8,575,198)  (13,611,657)
  Litigation settlement
   expense                        --    (1,500,000)            --    (1,500,000)
  Income from sale of
   contract and
   intangible rights              --       932,763             --       932,763
  Other income (expense)      25,673        93,007        228,122       180,682
                         -----------   -----------   ------------  ------------
    Other income
     (expense), net       (3,730,583)   (5,585,290)    (8,347,076)  (13,998,212)
                         -----------   -----------   ------------  ------------
Income Before Equity
 in Earnings of
 Unconsolidated Affiliate
 and Provisions for
 Income Taxes             12,001,366    11,159,277     15,231,296    14,459,398

Equity in Earnings of
 Unconsolidated Affiliate,
 50% Owned                        --            --        134,508            --
                         -----------   -----------   ------------  ------------

Income Before Income
 Taxes                    12,001,366    11,159,277     15,365,804    14,459,398
Provision for Income
 Taxes                     4,516,058     4,357,417      5,767,461     5,643,320
                         -----------   -----------   ------------  ------------
Net Income               $ 7,485,308   $ 6,801,860   $  9,598,343  $  8,816,078
                         ===========   ===========   ============  ============

Earnings per common
 share:
   Basic                       $0.56         $0.49          $0.72         $0.64
                               =====         =====          =====         =====
   Diluted                     $0.45         $0.42          $0.60         $0.52
                               =====         =====          =====         =====
Weighted average number
 of common shares:
   Basic                  13,447,685    13,812,704     13,327,253    13,762,423
                          ==========    ==========     ==========    ==========
   Diluted                16,672,723    16,485,419     16,421,379    17,284,781
                          ==========    ==========     ==========    ==========

                See Notes to Consolidated Financial Statements
/TABLE

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                          October 31,
                                                      1997          1998
                                                  ------------   ------------
Cash Flow From Operating Activities
  Net Income                                      $  9,598,343   $  8,816,078
  Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities:
     Depreciation and amortization                   3,445,765      5,247,466
     Amortization of senior note offering
      costs                                            180,232        408,073
     Equity in earnings of unconsolidated
      affiliate                                       (134,508)            --
  Change in assets and liabilities, net of
   effects from the acquisitions:
     Increase in accounts receivable               (48,881,421)   (57,706,806)
     Increase in inventories                       (23,280,123)   (52,494,708)
     (Increase) decrease in advances on
      inventory purchases                           (3,789,677)       177,449
     Increase in prepaid expenses and
      other current assets                          (2,651,282)    (1,073,325)
     (Decrease) increase in accounts payable          (537,040)    16,630,701
     Increase in other payables and
      accrued expenses                               4,553,106      6,962,524
     Decrease in due to affiliate, net                 (14,507)            --
                                                  ------------   ------------
       Net cash used in operating activities       (61,511,112)   (73,032,548)
                                                  ------------   ------------
Cash Flows From Investing Activities
  Cash portion of purchase of
   intangible assets                                        --     (5,150,000)
  Cash payment for acquisition of unconsolidated
   affiliate, net of cash acquired                  (1,745,768)            --
  Receipt of restricted cash for capital
   improvements                                      1,314,602             --
  Additions to property and equipment,
   net of disposals                                 (5,627,389)    (1,742,711)
                                                  ------------   ------------
       Net cash used in investing activities        (6,058,555)    (6,892,711)
                                                  ------------   ------------

Cash Flows From Financing Activities
  Proceeds from the exercise of
   employee stock options                                   --        117,480
  Proceeds from the exercise of
   stock purchase warrants                                  --        275,000
  Proceeds from the issuance of
   senior notes, net                               111,550,000     41,500,000
  Payments to retire subordinated debentures       (14,394,475)      (500,000)
  Proceeds from conversion of preferred stock          949,761        268,778
  Advances from unconsolidated affiliate, net          798,894             --
  Payments on term loans                            (4,333,333)      (530,972)
  Net (payments on) proceeds from short-term debt  (24,186,962)    35,594,734
  Payments on capital lease and installment loans     (111,144)       (50,000)
  Payments on facility mortgage note                   (98,901)       (97,469)
                                                  ------------   ------------
       Net cash provided by financing activities    70,173,840     76,577,551
                                                  ------------   ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                    2,604,173     (3,347,708)
Cash And Cash Equivalents at
 Beginning of Period                                   855,969      7,667,119
                                                  ------------   ------------
Cash And Cash Equivalents at
 End of Period                                    $  3,460,142   $  4,319,411
                                                  ============   ============
Supplemental Disclosure of Cash Flow
 Information:
  Interest paid during the period                 $  3,106,996   $  7,549,782
                                                  ============   ============
  Income taxes paid during the period             $  7,987,622   $  7,134,031
                                                  ============   ============

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

     The consolidated balance sheet of the Company as of January 31, 1998 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated balance sheet of the Company as of October 31, 1998, the consolidated statements of income of the Company for the three and nine months ended October 31, 1998 and 1997, and the consolidated statements of cash flow for the nine months ended October 31, 1998 and 1997. Operating results for the three and nine months ended October
31, 1998 are not necessarily indicative of the results for the full fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings per Share - Earnings per share for the nine months ended October 31, 1997 and 1998 have been calculated in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128, which was adopted by the Company in the fourth quarter of fiscal 1998 and requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the diluted earnings per share calculation, the interest incurred on the convertible securities, net of tax, must be added back to net income. Such amounts were $63,984 and $50,458 for the three months ended October 31, 1997 and 1998, respectively, and $191,953 and $163,932 for the nine months ended October 31, 1997 and 1998, respectively.

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

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING

     In March 1998, the Company consummated the acquisition (the "JPF Acquisition") of certain assets of J.P. Fragrances, Inc. ("JPF"), a distributor of prestige fragrance products, including inventory, returns, contract rights, accounts receivable, books and records, fixed assets (including furniture and warehouse materials and equipment), claims, intangible rights (including non-compete agreements) and goodwill (collectively, the "Acquired Assets"). The Company also assumed approximately $10.6 million

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING -
         Continued

of certain trade and other payables of JPF. In addition to the assumption of the payables, the purchase price for the Acquired Assets consisted of approximately $37.3 million in cash and a subordinated debenture of $3.0 million (the "Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments if, and only if, certain conditions relating to the fragrance business of JPF (the "JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. The Debenture has been recorded net of its discount of $485,528 calculated using an effective rate of 9.38%. The discount will be amortized using the effective rate over the life of the
Debenture.   As a result of the JPF Acquisition, the Company
acquired approximately $30.4 million of inventory, $12.1 million of accounts receivable and $263,000 of fixed assets (consisting primarily of office and warehouse furniture and equipment). Other intangibles and other assets at October 31, 1998 includes approximately $7.2 million of contract rights, intangible rights (including non-compete agreements) and goodwill acquired as part of the JPF Acquisition.

     In April 1998, the Company consummated the private placement under Rule 144A (the "Note Offering") pursuant to the Securities Act of 1933, as amended (the "Act"), of $40.0 million principal amount of 10-3/8% Senior Notes due 2007, Series C (the "Series C Senior Notes"). The Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company's existing 10-3/8% Senior Notes due 2007, Series B (the "Series B Senior Notes"), which the Company issued in July 1997. The notes are recorded net of a premium of $2.6 million. The premium is being amortized over the life of the notes using the effective interest method. During the three and nine months ended October 31, 1998, the Company amortized $48,034 and $97,383, respectively, of premium against interest expense. The

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING -
         Continued

net proceeds of approximately $41.4 million from the sale of the notes were used to repay outstanding borrowings under the Credit Facility and other indebtedness to Fleet, which was used for the JPF Acquisition, as well as for working capital purposes. In August 1998, the Series C Senior Notes were exchanged for an equivalent principal amount of 10-3/8% Senior Notes due 2007, Series D (the "Series D Senior Notes") containing identical terms to the Series C Senior Notes, but which have been registered under the Act.

     The Indenture pursuant to which the Series D Senior Notes were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility and the Series B Senior Notes. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness other than through the Credit Facility, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the Series D Senior Notes have the option to require the Company to repurchase their notes in the event there is a change of control in the Company (as defined in the Indenture).

     The following unaudited information presents the Company's pro forma operating data for the nine months ended October 31, 1998 and 1997 as if the JPF Acquisition and the Note Offering had

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  J. P. FRAGRANCES ACQUISITION; SENIOR NOTE OFFERING -
         Continued

been consummated at the beginning of each of the periods presented and include certain adjustments to the historical consolidated statements of income of the Company to give effect to the acquisition of the net assets of JPF, the payment of the purchase price and the increased amortization of intangible assets as a result of the JPF Acquisition and the related issuance of Series C Senior Notes by the Company to finance the purchase price for the JPF Acquisition. The unaudited pro forma financial data are not indicative of the results of operations that would have been achieved had the JPF Acquisition and the Note Offering been consummated prior to the periods in which they were completed, or that might be attained in the future.

                                        Nine months Ended
                                             October 31,
                                        1997          1998
                                    ------------  ------------
    Net Sales                       $216,708,088  $234,547,046
    Net Income                      $  9,421,099  $  8,534,501
    Net Income per Basic Share             $0.71         $0.62
    Net Income per Diluted Share           $0.59         $0.50

NOTE 4.  SHORT-TERM DEBT

     At October 31, 1998, the Credit Facility with Fleet provided for borrowings on a revolving basis of up to $40 million, with a $3 million sublimit for letters of credit. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Series B Senior Notes and the Series D Senior Notes. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  SHORT-TERM DEBT

to shareholders and restrictions on the incurrence of additional non-trade indebtedness. At October 31, 1998, the outstanding balance under the Credit Facility was $35.6 million and there was approximately $420,000 in outstanding letters of credit. In November 1998, the borrowing limit under the Credit Facility was increased to $50 million in contemplation of an acquisition.

NOTE 5.  SUBORDINATED DEBENTURES

     The subordinated debentures as of January 31, 1998 represent the 8.5% Subordinated Debentures due May 2004 issued in connection with the May 1996 acquisition of the assets of Fragrance Marketing Group, Inc. (the "8.5% Debentures"). The subordinated debentures as of October 31, 1998 represent the 8.5% Debentures and the Debenture issued as part of the JPF Acquisition. See Note 3.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     In May 1998, the Company entered into a lease with an unaffiliated third party for approximately 48,000 square feet of a warehouse facility to accommodate the additional inventory requirements associated primarily with the promotional sets which will arrive in anticipation of the peak business season. The lease has an initial term of 30 months with the Company having an option to extend for an additional term of 30 months. The minimum lease payments for the fiscal years ended January 31, 1999, 2000 and 2001 are approximately $206,000, $280,000, and
$216,000, respectively.

    In August 1998, National Trading Manufacturing, Inc., a company which is wholly-owned by the Chairman of the Company ("National Trading"), sold to an unaffiliated third party the facility at 15595 N.W. 15th Avenue, Miami (the "National Trading Facility"), which National Trading was leasing to the Company. In connection with this transaction, National Trading agreed to cancel the $294,000 in advances, which was reflected in the Company's Consolidated Balance Sheet at January 31, 1998 as Due

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  COMMITMENTS AND CONTINGENCIES - Continued

to affiliates, net (plus accrued interest) as part of the consideration for the Company's termination of the lease and its option to purchase the National Trading Facility (collectively, the "Contract Rights"). Accordingly, the Company's capital lease obligations of approximately $1.1 million relating to the National Trading Facility have been terminated and $1.4 million, consisting of the related land and building, net of accumulated depreciation, has been removed from the fixed assets. The other consideration for the Contract Rights were a cash payment of approximately $416,000 and the issuance by National Trading to the Company of a promissory note payable upon demand in the principal amount of $300,000 bearing interest at 8.5% per annum. At October 31, 1998, the principal amount of the demand note due to the Company was $100,000 and is reflected in the Company's Consolidated Balance Sheet at October 31, 1998 in
Prepaid expenses and other assets. Approximately $632,000, representing the income resulting from the Contract Rights less the difference between the consideration received for the Contract Rights and the fixed asset, is reflected in Income from sale of contract and intangible rights for the three and nine months ended October 31, 1998. The other $300,000 of Income from sale of contract and intangible rights for the three and nine months ended October 31, 1998 consists of income from the October 1998 sale of an intangible right acquired in connection with the Company's acquisition of the Halston brands from Halston Borghese, Inc. ("HBI") and its affiliates in May 1996 (the "Halston Acquisition").

    The Company is currently in the process of arbitrating a dispute with the successor to HBI relating to the Halston Acquisition. HBI's successor is seeking payment on a promissory note in the principal amount of $2 million (the "HBI Note") plus accrued interest, which it alleges is due it as part of the consideration for the Halston Acquisition. The Company is seeking damages in excess of the amount of the HBI Note for HBI's breach of the asset purchase agreement, and, as permitted by the asset purchase agreement, has set off a portion of its damages against amounts due under the HBI Note. The HBI Note is

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  COMMITMENTS AND CONTINGENCIES - Continued

reflected in Current portion of long-term liabilities of the Company's Consolidated Balance Sheet as of October 31, 1998. The Company does not anticipate that the outcome of this arbitration will have a material adverse effect on its financial statements.

    In October 1998, the Company paid $1.5 million to settle a lawsuit filed against the Company in the U.S. Bankruptcy Court by the trustee of the Model Imperial Liquidating Trust (the "Trust"). The lawsuit sought to recover the value of certain unspecified sales of products by Model Imperial, Inc. ("Model") to the Company during 1994 and 1995 which the Trust alleged resulted in Model obtaining financing under Model's credit facility to which Model was not entitled. The litigation settlement is reflected in Litigation settlement expense for the three and nine months ended October 31, 1998.

NOTE 7.  SHAREHOLDERS' EQUITY

     A schedule of the transactions in the common stock and the preferred stock of the Company and the additional paid-in capital accounts during the nine months ended October 31, 1998 is as follows:


        [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  SHAREHOLDERS' EQUITY - Continued

                              Preferred Stock                                      Additional
                        Series B           Series C            Common Stock         Paid-in
                    Shares    Amount   Shares    Amount     Shares      Amount      Capital
                    ----------------   ----------------   ---------------------   -----------
Balance at
 January 31, 1998   279,877   $2,799   525,490   $5,255   13,623,734   $136,238   $30,786,503

Issuance of common
 stock upon exercise
 of stock options                                             35,600        356       117,124

Issuance of common
 stock upon exercise
 of warrants                                                  54,258        543       274,457

Issuance of common
 stock upon conversion
 of 7.5% convertible
 debentures                                                   26,016        260       187,055

Issuance of common
 stock upon conversion
 of Series B
 convertible
 preferred stock     (8,281)     (83)                         58,961        589       194,065

Issuance of common
 stock upon conversion
 of Series C
 convertible
 preferred stock                       (14,135)    (141)      14,135        141        74,209
                    -------   ------   -------   ------   ----------   --------   -----------
Balance at
  October 31, 1998  271,596   $2,716   511,355   $5,114   13,812,704   $138,127   $31,633,413
                    =======   ======   =======   ======   ==========   ========   ===========

NOTE 8.  INCOME TAXES

     The provision for income taxes for the three and six-month periods ended October 31, 1998 was calculated based upon the estimated tax rate of 39% for the full fiscal year ending January
31, 1999.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCK OPTION PLANS

     During the nine months ended October 31, 1997, the Company granted options for 30,000 shares at an exercise price of $8.38 per share and options for 7,500 shares at an exercise price of $9.38 per share under the Company's 1995 Stock Option Plan (the "1995 Plan"). During the nine months ended October 31,
1998, the Company granted options for 500,000 shares at an exercise price of $12.50 per share under the 1995 Plan. During the nine months ended October 31, 1997 and 1998, the Company granted options for 30,000 shares at an exercise price of $9.38 per share and 30,000 shares at an exercise price of $16.38 per share, respectively, under the Company's Non-Employee Director Stock Option Plan.

NOTE 10.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND
          INVESTING ACTIVITIES

     The Company incurred the following non-cash financing and investing activities for the nine months ended October 31, 1997 and 1998.

                                                         Nine Months Ended
                                                            October 31,
                                                        1997          1998
  Redemption of 8% debentures used to pay
   for conversion of preferred stock                 $   40,559
                                                     ==========
  Transactions in connection with the acquisition
   of interest in Fine Fragrances, Inc.
     Note issued to seller                           $1,000,000
                                                     ==========
     Book value of assets acquired,
      excluding inventory                            $2,296,051
                                                     ==========
     Liabilities assumed                             $3,156,895
                                                     ==========
     Inventory assumed                               $2,805,638
                                                     ==========
  Conversion of 7.5% convertible debentures
   (including accrued interest) into
   Common Stock                                                   $   187,315
                                                                  ===========

  Transactions in connection with the JPF Acquisition
   (See Note 3):
     Issuance of Debenture to seller                              $ 2,514,472
                                                                  ===========
     Assumption of accounts payables                              $10,560,577
                                                                  ===========
  Transactions in connection with the sale of the Contract
   Rights for the National Trading Facility (See Note 6):
     Disposition of fixed asset in capital
      lease, net of accumulated depreciation
      and cash received                                           $ 1,024,806
                                                                  ===========
     Termination of capital lease and of
      note payable to related party                               $ 1,374,136
                                                                  ===========
     Note receivable from related party                           $  300,000
                                                                  ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or certain suppliers; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; the substantial indebtedness and debt service obligations of the Company; changes in the retail industry; and general economic and business conditions. The Company cautions that the risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 1998 Compared to the Three Months
Ended October 31, 1997
----------------------------------------------------------------

     NET SALES. Net sales increased $23.1 million, or 26%, to $112.5 million for the three months ended October 31, 1998 from $89.4 million for the three months ended October 31, 1997. The increase in net sales was primarily attributable to the increased selection of prestige fragrance brands that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands"). The proportion of the Company's net sales that relates to Distributed Brands has increased significantly following the acquisition of the assets of J.P. Fragrances, Inc. in March 1998 (the "JPF Acquisition"). See Note 3 of Notes to Consolidated Financial Statements. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers. Management believes that increased sales during the three months ended October 31, 1998, resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sale of customized gift sets.

     GROSS PROFIT. Gross profit increased $5.7 million, or 20%, to $33.6 million for the three months ended October 31, 1998 from $27.9 million for the three months ended October 31, 1997. The increase in gross profit was primarily attributable to the increase in net sales, particularly of the Distributed Brands.

Gross margins decreased from 31.2% to 29.9% primarily as a result of the proportionally larger increase in sales of Distributed Brands, which typically sell at lower margins than the Company's owned or licensed brands such as the Halston and Geoffrey Beene brands (collectively, the "Controlled Brands").

     WAREHOUSE AND SHIPPING EXPENSE. Warehouse and shipping expenses increased $1.2 million or 54%, to $3.5 million for the three months ended October 31, 1998 from $2.3 million for the three months ended October 31, 1997. The increase resulted primarily from the increase in freight and labor which were associated with the increase in net sales and the production of customized gift sets and an increase in reserve for shrinkage and obsolescence related to certain promotional inventory.

     SG&A. Selling, general and administrative expenses increased $2.8 million, or 32%, to $11.5 million for the three months ended October 31, 1998 from $8.7 million for the three months ended October 31, 1997. Of the increase in selling, general and administrative expenses, approximately $2.3 million represented an increase in selling expenses largely as a result of steps taken by the Company to increase the sell through of its products through salary support programs with retailers and market specialists and to shift advertising and promotional expenses into market and retailer specific advertising and promotions such as advertising co-op and gift with purchase programs. General and administrative expenses for the three months ended October 31, 1998 increased by approximately $450,000, primarily as a result of the addition of administrative personnel (including information systems consultants) and an increase in the Company's reserve for bad debt which is related to the seasonal increase in net sales. As a percentage of net sales, SG&A expenses increased from 9.7% for the three months ended October 31, 1997 to 10.2% for the three months ended October 31, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $630,000, or 54%, to $1.8 million for the three months ended October 31, 1998 from $1.2 million for the three months ended October 31, 1997. The increase was primarily attributable to the amortization of intangibles acquired as a result of the JPF Acquisition, adjustments to intangibles and other assets acquired in connection with the acquisition of the assets of Fragrance Marketing Group in May 1996 (the "FMG Acquisition"), and increased depreciation from (i) computer software and equipment relating to the Company's new information systems, and (ii) capital projects for improvement of warehouse operations.

     INTEREST EXPENSE, NET. Interest expense, net of interest income, increased $1.4 million, or 36%, to $5.1 million for the three months ended October 31, 1998 from $3.8 million for the three months ended October 31, 1997. This increase was primarily due to the increase in average debt outstanding resulting from the April 1998 offering (the "1998 Offering") of $40 million principal amount of 10-3/8% Senior Notes Due 2007 incurred to finance the JPF Acquisition. See Note 3 of Notes to Consolidated Financial Statements.

     OTHER INCOME AND EXPENSE. During the nine months ended October 31, 1998, the Company had a one-time litigation settlement expense of $1.5 million, partially offset by other income of $932,000 relating to the sale of a purchase option on the Company's former headquarters and an intangible right. See
Note 6 of Notes to Consolidated Financial Statements.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $1.6 million, or 10%, to $18.6 million for the three months ended October 31, 1998 from $16.9 million for the three months ended October 31, 1997. The EBITDA margin decreased to 16.5% for the three months ended October 31, 1998 from 18.9% for the three months ended October 31, 1997. The increase in EBITDA is primarily attributable to the increase in gross profit. The decrease in EBITDA margin is primarily attributable to the decrease in gross margin as a result of the changing mix of sales following the JPF Acquisition and the increase in SG&A and warehouse and shipping expenses as a percentage of net sales.

     NET INCOME. Net income decreased $680,000, or 9%, to $6.8 million for the three months ended October 31, 1998 from $7.5 million for the three months ended October 31, 1997, as a result of the increase in interest expense, the one-time litigation settlement expense and the decrease in EBITDA margin.

Nine Months Ended October 31, 1998 Compared to the Nine Months
Ended October 31, 1997
---------------------------------------------------------------

     NET SALES. Net sales increased $60.8 million, or 38%, to $220.9 million for the nine months ended October 31, 1998 from
$160.1 million for the nine months ended October 31, 1997.    The
increase in net sales was primarily attributable to the increase in net sales of Distributed Brands. The increase in net sales represents both an increase in the volume of products sold to existing customers, as well as sales to new customers.
Management believes that increased sales during the nine months ended October 31, 1998, resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     GROSS PROFIT. Gross profit increased $13.9 million, or 27%, to $65.3 million for the nine months ended October 31, 1998 from $51.5 million for the nine months ended October 31, 1997. The increase in gross profit was primarily attributable to the increase in net sales of the Distributed Brands. Gross margins decreased from 32.1% to 29.6% primarily as a result of the proportionally larger increase in sales of Distributed Brands, which typically sell at lower margins than the Controlled Brands.

     WAREHOUSE AND SHIPPING EXPENSE. Warehouse and shipping expenses increased $2.6 million, or 51%, to $7.6 million for the nine months ended October 31, 1998 from $5.1 million for the nine months ended October 31, 1997. The increase resulted primarily from the increase in freight and labor which were associated with the increase in net sales and the production of customized gift sets and the seasonal increase in reserve for inventory shrinkage and obsolescence.

     SG&A. Selling, general and administrative expenses increased $4.6 million, or 24%, to $24.0 million for the nine months ended October 31, 1998 from $19.4 million for the nine months ended October 31, 1997. Of the increase in selling, general and administrative expenses, approximately $2.8 million represented an increase in selling expenses, primarily as a result of salary support programs with retailers and the use of market specialists to increase the sell through of its products, the addition of sales and marketing personnel and the increase in retailer specific advertising and promotions such as advertising co-op and gift with purchase programs. General and administrative expenses for the nine months ended October 31, 1998 increased by approximately $1.8 million, primarily as a result of the addition of administrative personnel (including information systems consultants) and increased legal and insurance costs. As a percentage of net sales, SG&A expenses decreased from 12.1% for the nine months ended October 31, 1997 to 10.9% for the nine months ended October 31, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.8 million, or 52%, to $5.2 million for the nine months ended October 31, 1998 from $3.4 million for the nine months ended October 31, 1997. The increase was primarily attributable to the amortization of intangibles acquired as a result of the JPF Acquisition, adjustments to intangibles and other assets acquired in connection with the FMG Acquisition, and increased depreciation from (i) computer software and equipment relating to the Company's new information systems, and (ii) capital projects for improvement of warehouse operations.

     INTEREST EXPENSE, NET. Interest expense, net of interest income, increased $5.0 million, or 59% to $13.6 million for the nine months ended October 31, 1998 from $8.6 million for the nine months ended October 31, 1997. This increase was primarily due to the increase in average debt outstanding resulting from the offerings in May 1997 and April 1998 of 10-3/8% Senior Notes Due 2007, which were used to provide long-term working capital financing and to finance the JPF Acquisition. The Company had interest income of $80,000 for the nine months ended October 31, 1998, compared to interest income of $415,000 for the nine months ended October 31, 1997.

     OTHER INCOME AND EXPENSE. During the nine months ended October 31, 1998, the Company had a one-time litigation settlement expense of $1.5 million, partially offset by other income of $932,000 relating to the sale of a purchase option on the Company's former headquarters and an intangible right. See
Note 6 of Notes to Consolidated Financial Statements.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $6.7 million, or 25%, to $33.7 million for the nine months ended October 31, 1998 from $27.0 million for the nine months ended October 31, 1997. The EBITDA margin decreased to 15.3% for the nine months ended October 31, 1998 from 16.9% for the nine months ended October 31, 1997. The increase in EBITDA is primarily attributable to the increase in gross profit and the decrease in SG&A expenses as a percentage of net sales. The decrease in EBITDA margin is primarily attributable to the decrease in gross margin as a result of the changing mix of sales following the JPF Acquisition.

     NET INCOME. Net income decreased $782,000, or 8%, to $8.8 million for the nine months ended October 31, 1998 from $9.6 million for the nine months ended October 31, 1997, primarily as a result of the increase in interest expense, the one-time litigation settlement expense and the decrease in EBITDA margin.

FINANCIAL CONDITION

     In March 1998, the Company consummated the JPF Acquisition. As a result of the JPF Acquisition, the Company acquired approximately $30.4 million of inventory, $12.1 million of accounts receivable and $263,000 of fixed assets (consisting primarily of office and warehouse furniture and equipment). See
Note 3 of Notes to Consolidated Financial Statements. As a result of the JPF Acquisition, the Company also acquired approximately $7.7 million of contract rights, intangible rights (including non-compete agreements) and goodwill, which account for the increase in other intangibles and other assets at October 31, 1998. The Company also assumed approximately $10.6 million of certain trade and other payables of JPF in connection with the JPF Acquisition. In addition to the assumption of the payables, the purchase price for the assets of JPF consisted of approximately $37.3 million in cash and a subordinated debenture of $3 million (the "Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments if, and only if, certain conditions relating to the fragrance business of JPF (the "JPF

Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business.

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

     The Indenture pursuant to which the Series D Senior Notes were issued (the "Indenture") provides that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility and the Series B Senior Notes. The Indenture generally limits the ability of the Company to (i) incur additional indebtedness other than through the Credit Facility, (ii) pay any dividend or make any distribution on account of its capital stock or other equity interest, (iii) purchase or redeem any capital stock or equity interest of the Company, (iv) make any principal payment, purchase or redeem subordinated indebtedness except at scheduled maturities, or (v) make certain investments; in each case subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test. In addition, the Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the Series D Senior Notes have the option to require the Company to repurchase their notes in the event there is a change of control in the Company (as defined in the Indenture).

     During the nine months ended October 31, 1998, the Company's accounts receivable increased significantly as a result of the increase in net sales for the holiday season. During the same period, the Company's inventories increased significantly as a result of a shortfall in the projected sales for the third quarter and planned purchases the Company had with its suppliers. The increase in trade payables is associated with this increase in inventory. At October 31, 1998, the Company had available
$4 million under the Credit Facility for general corporate purposes, including working capital needs. In November 1998, the borrowing limit under the Credit Facility was increased to $50 million in contemplation of an acquisition. The Company expects to pay down its borrowings under the Credit Facility by the fiscal year end of January 31, 1999.

Year 2000

     The Company has evaluated both its information technology ("IT") systems and technologies which include embedded ("Non-IT") systems for Year 2000 readiness. The Company has determined that both systems are in compliance; however, the Company is aware that third parties with whom the Company has a material relationship may not be in full compliance yet. As part of the Year 2000 project, the Company has identified relationships with third parties, including customers, suppliers and service providers which the Company believes are material to its business and operations. The Company is in the process of communicating with these third parties through questionnaires, letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 compliance issues. The Company is also testing its electronic data interchange transmissions with material customers to determine Year 2000 compliance. The Company will continue to assess and monitor the progress of its material third party customers, suppliers and service providers in resolving Year 2000 issues.

     Because the Year 2000 compliance features of its IT and Non-IT systems were an integral part of systems the Company procured recently, no specific costs were attributed to the Year 2000 compliance of its internal systems. Although the Company has incurred and expects to incur labor and material costs associated with the assessment, testing and monitoring of Year 2000 compliance of its material third party customers, suppliers and third party service providers, these costs are not expected to be material to the Company's results of operations or financial position.

     The Company anticipates minimal disruptions in its business and operations as a result of system failures related to Year 2000 issues. If the Company or a key third party experiences a systems failure due to the century change, the Company believes the most significant adverse impact would be inability to process customer transactions or to ensure timely delivery of inventory. The Company cannot assure that there will not be an adverse impact on the Company if key third parties do not appropriately address their Year 2000 issues in a timely manner.

     Although the Company does not believe that the actual impact of Year 2000 failures will be material, the Company is currently developing a contingency plan for possible Year 2000 issues involving the delivery of inventory and the processing of customer transactions. The Company will continue to develop these plans based on tests with third parties and its assessment of other outside risks. The Company will continually refine its contingency plan throughout 1999 as additional information becomes available.

PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION.

(a)      Reference is made to Item 1.  Business - Licensing and
         Exclusive Distribution Agreements in the Company's
         Annual Report on Form 10-K for the year ended
         January 31, 1998.

         In November 1998, the Company entered into a License, Manufacturing and Distribution Agreement with an affiliate of The Procter & Gamble Company, with an initial term through December 31, 2003, pursuant to which the Company will serve as the exclusive manufacturer and distributor in the United States of the Wings for Men and Wings for Ladies fragrance brands.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
Exhibit
Number                             Description
-----------------------------------------------------------------
 3.1      Amended and Restated Articles of Incorporation of the
          Company dated March 6, 1996 (incorporated herein by reference to Exhibit 3.1 filed as a part of the Company's Form 10-K for the fiscal year ended
          January 31, 1996 (Commission File No. 1-6370)).

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

Exhibit
Number                          Description
-------   ------------------------------------------------------
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

 4.6      Second Amendment to Credit Agreement and Other
          Transaction Documents dated as of November 13, 1998, between the Company and Fleet National Bank.

10.1 Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation ("Bedford"), Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

Exhibit
Number                          Description
-------   ------------------------------------------------------
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

Exhibit
Number                          Description
-------   ------------------------------------------------------
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

                                  FRENCH FRAGRANCES, INC.


Date:  December 10, 1998          /s/ E. Scott Beattie
       -----------------          -----------------------------
                                  E. Scott Beattie
                                  President and Chief Executive
                                  Officer
                                  (PRINCIPAL EXECUTIVE OFFICER)



Date:  December 10, 1998          /s/ William J. Mueller
       -----------------          -----------------------------
                                  William J. Mueller
                                  Vice President-Operations,
                                  Chief Financial Officer
                                  (PRINCIPAL FINANCIAL AND
                                  ACCOUNTING OFFICER)