Form 10-K
period 1999-01-31
FRENCH FRAGRANCES INC
filed 1999-04-30
CIK 95052

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended January 31, 1999

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of April 27, 1999 was approximately $89.3 million based on the $9.03 per share average of the bid and ask prices for the Common Stock on the Nasdaq National Market on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant's directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

     As of April 27, 1999, the registrant had 13,812,704 shares of Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on June 23, 1999.

                    French Fragrances, Inc.

                           FORM 10-K

                       TABLE OF CONTENTS

Part I                                                            Page

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .  13

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .  13

Item 4.   Submission of Matters to a Vote of Security Holders. . .  13


Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . .  14

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .  15

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . .  16

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk. . . . . . . . . . . . . . . . . . . . . . .  24

Item 8.   Financial Statements and Supplementary Data. . . . . . .  25

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . .  46


Part III

Item 10.  Directors and Executive Officers of the Registrant . . .  46

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .  46

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . .  46

Item 13.  Certain Relationships and Related Transactions . . . . .  46


Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . .  46


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49

     IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"), THE COMPANY IS HEREBY PROVIDING CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE REFORM ACT) MADE IN THIS ANNUAL REPORT ON FORM 10-K. ANY STATEMENTS THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO, EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES SUCH AS "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATED," "INTENDS," "PLANS" AND "PROJECTION") ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING AND MAY INVOLVE ESTIMATES AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, ANY SUCH STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO, AND ARE ACCOMPANIED BY, THE FOLLOWING KEY FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF
OPERATIONS: THE ABSENCE OF CONTRACTS WITH CUSTOMERS OR SUPPLIERS AND THE COMPANY'S ABILITY TO MAINTAIN AND DEVELOP RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS; THE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS OF THE COMPANY; THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES OR NEW BRANDS INTO THE COMPANY; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUPPLY CONSTRAINTS OR DIFFICULTIES; CHANGES IN THE RETAIL AND FRAGRANCE INDUSTRIES; THE RETENTION AND AVAILABILITY OF KEY PERSONNEL; AND GENERAL ECONOMIC AND BUSINESS CONDITIONS. THE COMPANY CAUTIONS THAT THE FACTORS DESCRIBED HEREIN COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY
FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS OF THE COMPANY AND THAT INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHER, ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES. NEW FACTORS EMERGE FROM TIME TO TIME, AND IT IS NOT POSSIBLE FOR THE COMPANY TO PREDICT ALL OF SUCH FACTORS. FURTHER, THE COMPANY CANNOT ASSESS THE IMPACT OF EACH SUCH FACTOR ON THE COMPANY'S RESULTS OF OPERATIONS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1.   BUSINESS

GENERAL

     French Fragrances, Inc. (the "Company") is a manufacturer, distributor and marketer of prestige fragrances and related cosmetic products predominantly in the United States and principally to mass-market retailers. The Company has established itself as a distribution source of approximately 230 fragrance brands through brand ownership and exclusive distribution arrangements, as well as through nonexclusive direct purchase relationships and other sources. The brands distributed by the Company include approximately 65 brands for which it has exclusive marketing and distribution rights, including the Geoffrey Beene brands Grey Flannel, Eau de Grey
Flannel and Bowling Green, the Halston brands Halston, Sheer Halston, Catalyst, Z-14, Halston Z and 1-12, the Paul Sebastian brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for Women and Casual for Men, the Nautica brands Nautica for Men, Nautica for Women and Competition, and the brands Wings by Giorgio Beverly Hills, Cigar Aficionado, Colors of Benetton, Hot and Cold, Ombre Rose, Lapidus, Faconnable, Salvador Dali, Dalissime, Laguna, Cafe and Watt (collectively, the "Controlled Brands") and over 165 other brands that are distributed by the Company on a non-exclusive basis (the "Distributed Brands"). The Company distributes its products to more than 35,000 separate retail locations in the United States, including department stores such as JCPenney, Sears, Kohl's, Macy's, Dayton Hudson, Robinsons-May, Proffitt's and Nordstrom, mass merchants such as Wal-Mart, Target, T.J. Maxx and Kmart, drug stores such as CVS, Eckerd Drug, Walgreens, Rite Aid and American Stores and independent fragrance, cosmetic and other stores. In fiscal 1999, sales to mass merchants, drug stores, independent fragrance, cosmetic and other stores (collectively, "mass-market retailers") constituted approximately 80% of the Company's net sales, sales to department stores constituted approximately 19% of net sales and the balance of the Company's sales was comprised of international sales.

     Over the past six years, the Company (including FFI (as defined below) prior to the Merger (as defined below)) has emerged as a leading prestige fragrance marketer by (i) providing retailers a wide selection and reliable source of prestige products, (ii) increasing and diversifying the Company's market penetration by growing its distribution base to more than 35,000 separate retail locations, (iii) consummating several acquisitions of Controlled Brands, (iv) enhancing the overall performance of its Controlled Brands through the Company's marketing and distribution expertise, and (v) expanding the selection and distribution of the Distributed Brands through new manufacturer relationships and other sources. As a result, the Company's net sales have grown to approximately $309.6 million for fiscal 1999 from approximately $33.9 million for fiscal 1993. Over the same period, the Company's EBITDA (as defined in Item 6 "Selected Financial Data") increased to approximately $46.2 million from approximately $2.0 million.

     The Company was incorporated in Florida in 1960 and was known as Suave Shoe Corporation until the November 30, 1995 merger of a privately-held Florida corporation named French Fragrances, Inc. ("FFI") with and into the Company (the "Merger"). See Note 2 to the Notes to Consolidated Financial Statements. FFI was organized in 1992 and had been a distributor of prestige fragrances and related cosmetic products to the United States mass market since its inception. FFI experienced rapid growth and in 1995 was searching for a large facility to accommodate its growing operations. Through the Merger with the Company in November 1995, management of FFI was able to acquire the Company's Miami Lakes facility (the "Miami Lakes Facility") and have FFI become a publicly-traded company. Following the Merger, the Company, as the surviving corporation in the Merger, changed its name to "French Fragrances, Inc." FFI's management became the management of the Company and its business operations consisted entirely of the business previously conducted by FFI.

BUSINESS STRATEGY

     The Company's primary objective is to maintain and enhance its position as a leading marketer of prestige fragrances and related cosmetic products. The Company's strategy to achieve this objective includes the following:

     Acquire Control of Additional Prestige Brands. The Company continues to focus on acquiring ownership of, or exclusive distribution rights to, classic prestige fragrance brands that enjoy established consumer loyalty. These exclusive control positions allow the Company to actively manage the brand so as to enhance the brand's prestige value in the market and at the same time implement strategies intended to increase the brand's overall long-term profit contribution. In fiscal 1996, the Company acquired from Sanofi Beaute, Inc. ("Sanofi"), a long-term license to manufacture and distribute worldwide the Geoffrey Beene fragrance brands, including Grey Flannel and Bowling Green (the "Geoffrey Beene Acquisition"), and obtained the exclusive United States distribution rights for the Galenic Elancyl skin care products and the Benetton fragrance and cosmetic brands, including Colors of Benetton and Tribu. In fiscal 1997, the Company completed the purchase of the Halston fragrance brands, including Halston, Catalyst, Z-14 and 1-12 (the "Halston Acquisition") and acquired certain assets of Fragrance Marketing Group, Inc. ("FMG"), including exclusive United States distribution rights to Ombre Rose, Faconnable, Balenciaga, Lapidus and several other brands (the "FMG Acquisition"). In fiscal 1998, the Company acquired the remaining 50.01% of the common stock of Fine Fragrances, Inc. ("Fine Fragrances") that it did not already own (the "Fine Fragrances Acquisition"). Fine Fragrances had been the exclusive distributor in North America of fragrances manufactured by COFCI, S.A. ("COFCI"), including Salvador Dali, Salvador, Laguna, Dalissime, Dalimix, Cafe, Taxi and Watt. After the Fine Fragrances Acquisition, the Company became the distributor of these brands under new ten-year exclusive distribution agreements with COFCI. In November 1998, the Company acquired from an affiliate of the Procter & Gamble Company an exclusive five-year license to manufacture and distribute in the United States Wings by Giorgio Beverly Hills. In January 1999, the Company acquired (the "PSI Acquisition") certain assets of Paul Sebastian, Inc. ("PSI"), including trademarks or licenses to manufacture the fragrance brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for

Women, Casual for Men, Nautica for Men, Nautica for Women, Competition and Cigar Aficionado (the "PSI Brands"). Management believes that the Company's strong market position and reputation in the prestige fragrance industry have assisted the Company in acquiring ownership or control of prestige fragrance brands. See Notes 2 and 6 to the Notes to Consolidated Financial Statements. Management also believes that its investment in a sales and marketing infrastructure to service the department store customers of the PSI Brands should better position the Company to acquire additional prestige fragrance brands. Although the Company is currently exploring additional acquisition opportunities for prestige fragrance brands, the Company has no current agreements or commitments for any additional acquisitions of Controlled Brands, and there is, accordingly, no assurance that the Company will be able to complete any future acquisitions of Controlled Brands.

     Further Expand Direct Distribution. The Company intends to continue to expand its distribution business and increase its sales to retailers by: (i) increasing the number of prestige brands it distributes; (ii) increasing the number of manufacturers for which it serves as a direct distributor; (iii) expanding its customer base to include additional retailers not presently served by the Company; and (iv) developing and implementing innovative marketing and merchandising programs targeted to improve the sell-through of its customers. Management believes that the Company's ability to further expand its distribution business is enhanced by the competitive position it has already achieved. In particular, the Company's broad selection of prestige fragrances, its market presence as an established distributor to a large number of retailers and its value-added service capabilities, combined with management's long-standing relationships with a number of leading manufacturers and retailers, are considered by management to be important to the Company's continued success and growth. The Company also believes that, as a direct distributor of many classic prestige fragrances, it has the ability to offer mass-market retailers a more predictable and reliable source of supply of products than can be offered by other secondary sources for such fragrances with which the Company competes. In fiscal 1999, the Company acquired certain assets of J.P. Fragrances, Inc. ("JPF"), including inventory, returns, contract rights, accounts receivable, fixed assets (including furniture and warehouse materials and equipment), intangible rights (including non-compete agreements) and goodwill (the "JPF Acquisition"). The JPF Acquisition increased the number of manufacturers for which the Company serves as a direct distributor and the selection of Distributed Brands the Company offers to its retail customers, as well as its market share of prestige fragrance products with its retailers. In addition, the Company is the process of initiating a business-to-business internet commerce site for use by independent gift stores and other specialty retailers. The Company does not, however, currently intend to open retail stores or otherwise engage in direct retail sales.

     Improve Brand Performance Through Focused Marketing. The Company seeks to utilize its marketing expertise and its extensive distribution network to successfully position, or reposition, its brands in the market place to enhance their value. Such strategies typically include managing sales volumes, channels of distribution, pricing, advertising and promotions, packaging and gift set design, international marketing and other factors in a manner intended to best position the brand in each of its different distribution channels. The Company also implements a policy of product differentiation among distribution channels to enhance the brand's prestige image.

     Strengthen and Expand Relationships with Retailers by Providing Value Added Services. The Company continues to strive to increase the number of retail locations to which it distributes its products and currently serves more than 35,000 separate retail locations. The Company attributes its growing distribution network to its ability to provide retailers with a consistent supply of product, as well as its ability to provide retailers, especially mass-market retailers, with a level of service typically not provided by its competitors. For example, in many cases, the Company's sales and marketing professionals work closely with major retailers to act as category managers by, among other things, providing the following services ("Category Management Services"): (i) the development of merchandising programs that are designed to improve sales and profitability and that are specific to the customers' business and marketing strategies; (ii) the creation of regularly planned promotional campaigns and in-store displays designed to increase sales; (iii) the design of model stock assortments and planograms for the effective layout of customers' fragrance and cosmetics departments; and (iv) comprehensive sales analysis and active management of the prestige fragrance category for retailers. The Company believes that the provision of Category Management Services both creates a partnership between the Company and the retailer and increases the amount of the Company's products ultimately sold through such retailers.

     Develop Low-Risk Brand Line Extensions. To date, the Company's strategy has been to opportunistically capitalize on existing brand awareness by introducing product line extensions, rather than launching new fragrance brands. Because the costs of developing a product line extension are generally not material to the Company, the Company's brand extension strategy can provide a significant increase in profitability to the Company with limited capital risk. For example, in response to requests from retailers, in 1997 the Company introduced into a limited market Eau de Grey Flannel, as an extension to the Geoffrey Beene brand Grey Flannel, which is positioned as a lighter fragrance targeted to a more contemporary market. Based on the success of Eau de Grey Flannel, the Company introduced in 1998 Sheer Halston and Halston Z, which are more contemporary version extensions of the Halston brands Halston Ladies and Z-14, respectively. In addition, the Company is also in the process of introducing into a limited market a women's fragrance for the Geoffrey Beene line. There can be no assurance, however, as to the timing, occurrence or ultimate success of any new product introductions.

     Exploit Operating Leverage to Further Enhance Profitability. The Company completed an upgrade of the Miami Lakes Facility intended to increase significantly its distribution capacity and enhance operational efficiency.
As a result of this upgrade, the Company believes it will be able to increase the volume of product distributed without a commensurate increase in operating costs. Because the Company's sales are characterized by a relatively large number of orders (approximately 192,000 in fiscal 1999), a relatively low average order size (approximately $1,375 in fiscal 1999) and a large number of brands, the Company believes that by increasing the average order size through the introduction of additional brands or increasing the volume of existing brands sold to existing customers, the Company can further enhance its operating margins. In fiscal 1999, the Company also completed the installation of a new management information system which, among other things, provides improved forecasting, purchasing and order-entry capabilities, as well as provides internal Year 2000 compliance.

INDUSTRY OVERVIEW

     According to the United States Department of Commerce, fragrance and related product sales in the United States were in excess of $6 billion annually. The United States market for fragrances and related products continues to grow moderately. The growth is generally attributed to new product introductions appealing to a broader segment of the market, population growth, new retailing concepts, such as open-sell environments, and product innovation, such as special sizes and new product formulations.

     Fragrance products in the United States are generally distributed through two channels of distribution: (i) the prestige market, which includes department stores; and (ii) the mass market, which includes mass-market retailers, food and drug stores, independent fragrance, cosmetic and other stores, and direct selling firms, including internet, house-to-house and home television shopping companies. Management of the Company believes that the market has experienced a significant shift in the purchasing habits of consumers away from higher-priced department stores to mass-market retailers. Management also believes that this trend is indicative of an increasing desire among U.S. consumers to acquire prestige fragrance products at the best value. Nevertheless, management believes that successful launching and continued marketing support of a brand in the prestige distribution channel is essential to establish and maintain the brand's prestige status and marketability.

     Management believes there are a number of significant trends currently impacting the mass-market segment that it expects should contribute to its continued growth, including: (i) increasing acceptance of self-service shopping; (ii) increasing desire by retailers to purchase more efficiently and to buy more products from fewer vendors; (iii) sustained, and in some instances, increasing demand for classic prestige fragrances; (iv) more upscale images communicated by retailers in their advertising; and (v) internal growth of mass-market retailers.

     Manufacturers of prestige fragrances have historically restricted their direct sales in the United States primarily to prestige department stores and specialty stores. As a result, mass-market retailers have traditionally obtained prestige products from secondary sources. Historically, the secondary sources available to the mass market have been limited to (i) direct distributors such as the Company, which principally receive products directly from fragrance manufacturers, and (ii) distributors of prestige products manufactured by, or distributed to, foreign sources for foreign distribution which are diverted to the United States market ("Diverted

Sources"). Under existing court decisions, there are variations in the extent to which trademark and copyright laws or customs regulations may restrict the importation of trademarked or copyrighted fragrance products through Diverted Sources without the consent of the trademark or copyright owner. From time to time, the Company may take advantage of favorable buying opportunities and purchase fragrance products from sources which may purchase from Diverted Sources. There can be no assurance that these sources of product will be available in the future or that the Company may not become the subject of legal action arising from its buying activities with respect to these products To date, the Company has not been the subject of any such legal action.

PRODUCTS

     The Company sells prestige fragrances and related cosmetics products, including perfume, cologne, eau de toilette, body spray, men's after-shave and gift sets. Each fragrance is distributed in a variety of sizes and packaging arrangements. In addition, each fragrance line may be complemented by bath and body products, such as soaps, deodorants, body lotions, gels, cremes and dusting powders. The Company's products generally retail at prices ranging from $20 to $100 per item.

     The Company currently stocks approximately 115 Halston, Geoffrey Beene and PSI brand name items which it manufactures and approximately 210 brand name items of other Controlled Brands which it purchases from fragrance manufacturers. The Company currently stocks, in addition to its Controlled Brand products, more than 835 different brand name items purchased from various fragrance manufacturers and other sources. The Company seeks to continue to expand its base of direct purchase relationships with fragrance manufacturers.

     The Company uses third-party contract manufacturers in the United States and Europe to obtain substantially all of the raw materials, components and packaging products and for the manufacture of finished products relating to the Halston, Geoffrey Beene and PSI fragrance products. The Company currently obtains its materials for these Controlled Brand products from a limited number of suppliers. Management of the Company believes that its relationships with these suppliers are good, and that there are sufficient alternatives should one or more of these suppliers become unavailable. Distributed Brand products are delivered to the Company in finished goods form and are generally acquired directly from major fragrance manufacturers, as well as from other sources.

     Except as to Controlled Brand products, the Company, as is customary in the industry, generally does not have long-term or exclusive contracts with manufacturers or suppliers. Purchases from manufacturers or suppliers that do not have exclusive distribution contracts with the Company are generally made pursuant to purchase orders. The Company's ten largest manufacturers or suppliers of Distributed Brands accounted for approximately 80% of the Company's cost of sales for the fiscal year ended January 31, 1999. The loss of, or a significant adverse change in, the relationship between the Company and any of its major suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

LICENSING AND EXCLUSIVE DISTRIBUTION AGREEMENTS

     Except for its Halston, Geoffrey Beene, PSI and COFCI products, substantially all of the Company's products are covered by trademarks owned by others. Management does not believe that its business, other than with respect to the Halston, Geoffrey Beene, PSI and COFCI fragrance products, is dependent upon any particular trademark, license or similar property. Management believes that the Halston trademarks, the Geoffrey Beene license and trademarks, the PSI trademarks and the COFCI license and trademarks are important to its business.

     Geoffrey Beene. In March 1995, in connection with the Geoffrey Beene Acquisition, the Company, directly and through its subsidiary, G.B. Parfums, Inc. ("G.B. Parfums"), acquired certain assets from Sanofi, including an exclusive worldwide license with Geoffrey Beene, Inc. to manufacture and sell Geoffrey Beene fragrance and related products, including the Grey Flannel and Bowling Green brands. The Company and G.B. Parfums have trademark registrations and applications in the United States and in numerous other countries for these brands. The license agreement has an initial term of 30 years from February 1995, subject to automatic extensions for successive ten-year periods unless earlier terminated by G.B. Parfums in accordance with the agreement.

     Halston. In March 1996, in connection with the Halston Acquisition, the Company, directly and through its subsidiary Halston Parfums, Inc. ("Halston Parfums"), acquired from Halston Borghese, Inc. and its affiliates certain assets, including the trademark registrations in the United States and trademark registrations and applications in numerous other countries for the Halston fragrance brands, including Halston, Catalyst, Z-14 and 1-12. See
Note 2 to the Notes to Consolidated Financial Statements.

     PSI. In January 1999, in connection with the PSI Acquisition, the Company acquired from PSI trademarks or licenses to manufacture and distribute the fragrance brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for Women and Casual for Men and Cigar Aficionado. See Note 2 to the Notes to Consolidated Financial Statements. The license agreement for Cigar Aficionado expires on December 31, 2002, subject to automatic extensions for successive five-year periods unless earlier terminated by the Company in accordance with the agreement.

     Wings. In November 1998, the Company entered into an exclusive license agreement with an affiliate of the Procter & Gamble Company that grants the Company the right to manufacture and distribute the fragrance brand Wings by Giorgio Beverly Hills in the United States. The license agreement expires on December 31, 2003.

     COFCI. Since 1990, Fine Fragrances has had agreements with COFCI for the exclusive distribution in the United States and Canada of fragrances and related cosmetic products, including the Salvador Dali, Laguna, Salvador, Dalissime, Dalimix, Cafe, Taxi and Watt brands. In May 1997, in connection with the Fine Fragrances Acquisition, these agreements were assigned to the Company. The agreements expire in November 2006, subject to earlier termination by COFCI if the Company were to fail to purchase certain minimum levels of product.

     Galenic Elancyl. In October 1995, FFI entered into a five-year agreement (which is automatically renewable for successive three-year terms unless either party gives written notice prior to the applicable term) with Pierre Fabre Dermo Cosmetique, a large French skin care manufacturer, pursuant to which the Company serves as the exclusive distributor in the United States of the Galenic Elancyl skin care products.

     Benetton. In December 1995, the Company entered into an agreement with S.A.B., USA Corporation, with an initial term through December 1, 2000 (which is automatically renewable for successive three-year terms unless either party gives written notice prior to the applicable term), pursuant to which the Company serves as the exclusive distributor in the United States of the Benetton fragrance lines, including the Colors of Benetton, Hot and Cold and Tribu brands.

     Faconnable. In May 1996, in connection with the FMG Acquisition, the Company acquired a distribution agreement with Fairtrade Sarl having an initial term through June 1999, pursuant to which the Company serves as the exclusive distributor in the United States of the Faconnable fragrance line, including the Faconnable and Face a Face brands. See Note 2 to the Notes to Consolidated Financial Statements. The distribution agreement automatically renews for up to two successive five-year terms unless the Company terminates the agreement at the end of the initial term or either party terminates the agreement after the second five-year term. The Company does not intend to terminate the agreement at the end of the initial term.

     Lapidus. In May 1996, in connection with the FMG Acquisition, the Company acquired a distribution agreement with Les Parfums Ted Lapidus, S.A. having an initial term through June 1999, pursuant to which the Company serves as the exclusive distributor in the United States of the Lapidus, Fantasme and Creation fragrance lines. The distribution agreement automatically renews for two successive five-year terms unless the Company terminates the agreement at the end of the initial term or either party terminates the agreement after the second five-year term. The Company does not intend to terminate the agreement at the end of the initial term.

     Ombre Rose. In May 1996, in connection with the FMG Acquisition, the Company acquired a distribution agreement with Inter Parfums, S.A. with a minimum term through December 31, 2003, pursuant to which the Company serves as the exclusive distributor in the United States of the Ombre Rose and Ombre D'or fragrance lines.

     Others. In May 1996, in connection with the FMG Acquisition, the Company acquired distribution agreements pursuant to which the Company serves as the exclusive distributor in the United States of additional prestige fragrance brands, including Balenciaga Pour Homme, Chevignon, Rumba, Le Dix, Prelude and One Man Show. These agreements extend through June 1999 and are automatically renewable for up to two successive five-year terms unless the Company gives written notice prior to the end of the initial term or either party terminates the agreements after the second five-year term. The Company does not intend to terminate the agreements after the initial term.

MARKETING AND SALES

     In the United States and Canada, the Company has established its own sales and marketing staff, and also utilizes independent sales representatives. As a result of the PSI Acquisition, the Company significantly increased its sales and marketing force to service the department store customers of the PSI Brands. As of April 20, 1999, the Company's sales and marketing force consisted of approximately 420 sales and marketing full and part-time employees, including 320 market specialists that focus on the retail sell-through of the Company's brands in specific retail outlets in the United States and Canada and substantially all of which are part-time employees, and approximately 30 independent sales representatives. In general, each sales employee and representative is assigned sales responsibility for a customer or territory. The Company's sales and marketing employees and representatives routinely visit retailers to assist in the merchandising, layout and stocking of selling areas.

     The Company's senior sales and marketing personnel support the efforts of its sales employees and representatives by working with the merchandise managers, lead buyers and marketing departments of its major retailers to develop advertising and promotional plans tailored to these customers' retail needs. The Company's sales and marketing personnel frequently work with customers to (i) assist in the development of merchandising and promotional programs and budgets for specific products or selling seasons, (ii) design model schematic planograms for the budgeting of the customer's fragrance and cosmetics departments, (iii) identify trends in consumer preferences, (iv) conduct training programs for the customer's sales personnel, and, in certain cases, (v) provide comprehensive sales analysis and active management of the prestige fragrance category.

     The Company advertises its Controlled Brand products directly through print media, radio advertising in key markets and cooperative advertising in association with major retailers. The Company also promotes products through the use of gift-with-purchase programs, sales personnel incentive commissions and purchase-with-purchase programs.

     The industry practice for businesses that market fragrances and cosmetics has been to grant prestige department stores the right to return merchandise. The Company typically limits return rights to department stores and to certain promotional items offered in its Halston, Geoffrey Beene and PSI lines. The Company generally does not offer any other return rights and seeks to limit sales of such promotional products to each retailer to volumes that can be sold through to the retailer's customer base. The Company establishes reserves and provides allowances for returns of such products at the time of sale. As a percentage of gross sales (net sales plus returns reserves and allowances), returns were approximately 1.9%, 2.6% and 2.5%, respectively, for the fiscal years ended January 31, 1997, 1998 and 1999. To date, the Company's returns have not exceeded its returns reserves and allowances, though there can be no assurance that such reserves and allowances will be adequate in the future. In connection with the increased department store business associated with the acquisition of the PSI Brands, the Company expects to see an increase in returns as a percentage of gross sales and expects to increase its returns reserves and allowances as necessary. The Company has, however, an active market to sell returns and generally recovers a portion of the gross margin loss on its returns by reselling those returns.

     Marketing and sales activities outside the United States and Canada relate primarily to Halston, Geoffrey Beene and PSI products and are generally conducted through arrangements with independent distributors. The Company's export sales department coordinates the Company's relationship with various international fragrance distributors and assists them in developing promotional campaigns and marketing budgets for individual foreign markets. Revenues related to export sales were not material during any of the last three fiscal years.

DISTRIBUTION

     The Company distributes its products to more than 35,000 separate retail locations in the United States, including department stores such as JCPenney, Sears, Kohl's, Macy's, Dayton Hudson, Robinsons-May, Proffitt's and Nordstrom, mass merchants such as Wal-Mart, Target, T.J. Maxx and Kmart, drug stores such as CVS, Eckerd Drug, Walgreens, Rite Aid and American Stores and independent fragrance, cosmetic and other stores. The Company is also in the process of initiating a business-to-business internet commerce site for use by independent gift stores and other specialty retailers. In addition, with respect to the Halston, Geoffrey Beene and PSI fragrance products, the Company distributes these products worldwide.

     A majority of the Company's customers require rapid shipment of products. Because the Company generally attempts to fill orders within three days from the receipt of a purchase order, and because all orders are subject to cancellation without penalty by the customer until shipment, management does not consider backlog to be a significant indication of future sales activities. All orders are packaged by the Company and most merchandise is shipped to customers by common carriers. In addition, to expedite delivery, the Company addresses its individual customer needs by offering its customers U.P.C. coding, advance price ticketing, case packing, drop ship programs (direct to store), shrink-wrap, electronic service/anti-theft tagging and electronic data interchange ("EDI") capabilities. As an example of the importance of EDI services to retailers, approximately 84% of the Company's customer orders in fiscal 1999 were received by EDI.

     As is customary in the fragrance industry, the Company does not generally have long-term or exclusive contracts with any of its customers. Sales to customers are generally made pursuant to purchase orders. The Company believes that its continuing relationships with its customers are based upon its ability to provide a wide selection and reliable source of prestige fragrance products, as well as its ability to provide value-added services, including its Category Management Services, to its customers, especially mass-market retailers. The Company's ten largest customers accounted for approximately 56% of net sales for the fiscal year ended January 31, 1999.
The only customers of the Company that accounted for more than 10% of its net sales for the same period were Wal-Mart and JCPenney, which accounted for 14% and 12%, respectively. The loss of, or a significant adverse change in, the relationship between the Company and any of its key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

SEASONALITY

     The Company generally has significantly higher sales in the second half of the calendar year as a result of increased demand by retailers in anticipation of, and during, the holiday season. For example, in fiscal 1999, approximately 65% of the Company's net sales were made during the second half of the fiscal year.

MANAGEMENT INFORMATION SYSTEMS

     The Company's key management information systems consist of (i) a fully-integrated accounting, forecasting, purchasing and order-entry software system; (ii) an EDI system, which allows the Company's customers to order products electronically from the Company and to be invoiced electronically for those orders; and (iii) a distribution management system, which assists the Company in facilitating and managing the shipment of products to its customers. As a whole, these management information systems provide on-line, real-time, fully-integrated information for its sales, purchasing, warehouse and financial departments. The Company's information systems form the basis for a number of the value-added services that the Company provides to its customers, including inventory replenishment, customer billing, sales analysis, product availability and pricing information, and expedited order processing. To accommodate its rapid growth, the Company anticipates adding new features to its existing distribution management system during the Summer of 1999, which will allow the Company to better manage the receipt and control of its inventory. At January 31, 1999, the Company had incurred approximately $3.1 million of costs for the implementation and installation of key management information systems and associated equipment over a two-year period. The Company intends to continue to enhance its management information systems on an ongoing basis, to provide improved service to the Company's customers through quicker response times in shipments, customer service and sales information, and to provide the Company's management the ability to identify opportunities for increased efficiencies, cost savings and sales growth. In particular, the Company intends to expand its use of internet and intranet technologies to improve data and information communications between the Company and its customers, suppliers and field personnel.

COMPETITION

     The fragrance industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. The Company competes with other distributors, Diverted Sources, manufacturers of mass-market fragrances and other manufacturers of prestige fragrances. Competition is generally a function of assortment and continuity of merchandise selection, price, timely delivery and level of in-store customer support. The Company believes that it competes primarily on the basis of (i) its established relationships with its fragrance manufacturers and, in particular, its ability to offer retailers a reliable, direct supply of prestige fragrances and related cosmetic products at competitive prices, and
(ii) its emphasis on providing value-added customer services, including Category Management Services, to its mass-market retailers. There are products which are better known and more popular than the products produced for or distributed by the Company. Many of the Company's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources, than the Company, as well as have greater name recognition and the ability to develop and market products similar to and competitive with those distributed by the Company.

EMPLOYEES

     The Company has a co-employment agreement with Vincam Human Resources, Inc. ("Vincam"), pursuant to which Vincam assumes all payroll obligations and certain employee benefits administration with respect to the personnel of the Company, while allowing the Company to retain management control of these persons. As of April 20, 1999, the Company had approximately 315 full-time employees and 290 part-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various capacities, including sales and marketing representatives and information systems personnel. The Company also contracts with temporary personnel agencies for temporary or seasonal labor. During the peak of the Company's sales season for fiscal 1999, the Company retained the services of approximately 150 temporary employees, primarily in distribution, packaging and shipping functions.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information, as of April 20, 1999, with respect to each person who is an executive officer of the Company, as indicated below:

       Name           Age                    Position
------------------    ---    ----------------------------------------------
Rafael Kravec         67     Chairman of the Board

E. Scott Beattie      40     President and Chief Executive Officer

Gretchen Goslin       38     Senior Vice President - Marketing

Paul West             49     Senior Vice President - Sales Management and
                              Planning

Oscar E. Marina       39     Vice President, General Counsel and Secretary

William J. Mueller    52     Vice President, Chief Financial Officer and
                              Treasurer

     All executive officers are elected annually by the Board of Directors (the "Board") of the Company and serve at the discretion of the Board. The business experience, principal occupations and employment as well as the periods of service of each of the executive officers of the Company during the last five years are set forth below.

     Rafael Kravec has served as Chairman of the Board since April 1997 and as a director of the Company since the Merger. Mr. Kravec served as Chief Executive Officer of the Company from the Merger until April 1997 and served as President and Chief Executive Officer and a director of FFI from its formation in July 1992 until the consummation of the Merger. Mr. Kravec has also served as President and Chief Executive Officer and a director of (i) G.B. Parfums from March 1995 until June 1998, (ii) Halston Parfums from March 1996 until June 1998, (iii) Fine Fragrances from March 1990 until June 1998,
(iv) FRM Services, Inc. ("FRM"), a wholly-owned subsidiary of the Company, from December 1996 until June 1998, and (v) National Trading Manufacturing, Inc. ("National Trading"), a company controlled by Mr. Kravec, since 1981.

     E. Scott Beattie has served as President and Chief Executive Officer of the Company since March 1998 and has been a director of the Company since the Merger. From April 1997 to March 1998, Mr. Beattie served as President and Chief Operating Officer of the Company, and from November 1995 until April 1997, Mr. Beattie served as Vice Chairman of the Board and Assistant Secretary of the Company (positions he held with FFI from January 1995 until the consummation of the Merger). From September 1989 to September 1997, Mr. Beattie served as President of E.S.B. Consultants, Inc. ("ESB"), a financial and management consulting firm that until September 1997 was controlled by Mr. Beattie. ESB provided consulting services to the Company from 1992 until 1997. Mr. Beattie has also served as Executive Vice President of Bedford Capital Corporation ("Bedford"), a Toronto, Canada based firm that is engaged in the business of providing merchant banking services through two private pools of capital to middle-market companies, since March 1995 and as Vice President of Bedford from September 1989 to March 1995. Prior to his employment with Bedford, Mr. Beattie served as a Vice President and Director of Mergers & Acquisitions of Merrill Lynch, Inc. and as a Manager for Andersen Consulting, specializing in the implementation of information systems. Mr. Beattie is a director of Bedford and Janna Systems Inc., a software company.

     Gretchen Goslin has served as Senior Vice President - Marketing of the Company since June 1998 and as Vice President - Marketing of the Company since the Merger. Ms. Goslin served as Vice President - Marketing of FFI from May 1993 until the consummation of the Merger. From August 1991 to May 1993, Ms. Goslin was Vice President - Marketing of Cosmyl Corporation, a cosmetics company.

     Paul West has served as Senior Vice President - Sales Management and Planning of the Company since joining the Company in April 1998 following the JPF Acquisition. Mr. West served as the President of JPF from August 1997 until April 1998. From January 1997 through June 1997, Mr. West served as a Vice President of Renaissance Solutions, Inc., a consulting company. Mr. West served as the Project Director of Unilever N.V., an international consumer products company, from May 1996 through December 1996. From September 1989 through May 1996, Mr. West served as the Chief Financial Officer of Elizabeth Arden Company, an international marketer and manufacturer of prestige cosmetics and fragrances.

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

     William J. Mueller has served as Vice President, Chief Financial Officer and Treasurer of the Company since the Merger. Mr. Mueller served as Vice President - Operations, Chief Financial Officer and Treasurer of FFI from April 1993 until the consummation of the Merger. Mr. Mueller has also served as Vice President - Finance and Chief Financial Officer of Fine Fragrances since April 1993 and Treasurer of G.B. Parfums and Halston Parfums since March 1996. Mr. Mueller is a certified public accountant.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters and distribution center is at the Miami Lakes Facility located at 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014 in a building owned by the Company on a tract of land comprising approximately 13 acres. The Miami Lakes Facility contains approximately 200,000 square feet of distribution and warehouse space and approximately 30,000 square feet of office space. In 1996, the Company issued a mortgage on the Miami Lakes Facility in the amount of $6 million. In anticipation of the sale of the 59,000 square foot facility formerly leased by the Company as its main warehouse and office facility (the "National Trading Facility"), in May 1998 the Company entered into a lease with an unaffiliated third party for approximately 48,000 square feet of a warehouse facility (the "Miami Lakes Annex") to accommodate additional inventory requirements associated primarily with its promotional set business. The lease on the Miami Lakes Annex has an initial term of 30 months, with the Company having an option to extend for an additional term of 30 months. In order to improve operational efficiencies and to reduce warehouse and shipping expenses, the Company is presently evaluating the retention of an unaffiliated third party to lease and operate a facility in the Northeast United States nearer to the Company's set packaging vendors. Under this arrangement, the Company would reimburse the third party contractor's operational costs and pay the contractor a fee for shipping promotional gift sets and receiving and processing product returns. If the Company elects to contract for these services, the new facility is expected to be operational by the Fall 1999. If the Company does not contract for these services, the shipping of promotional gift sets and processing of product returns would be performed out of the Company's existing facilities.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to a number of pending legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 1999.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market information.   The Company's common stock, $.01 par value ("Common
Stock") has been traded on the Nasdaq National Market (the "National Market") under the symbol "FRAG" since December 21, 1995. The following table sets forth the high and low closing prices for the Common Stock, as reported on the National Market for each of the Company's fiscal quarters from February 1, 1997 through January 31, 1999. Over-the-counter quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
                                               High          Low
                                              -------       ------
              Quarter Ended 4/30/97           $9 3/16       $6 3/4
              Quarter Ended 7/31/97           $10 1/2       $7 1/8
              Quarter Ended 10/31/97          $12 1/2       $8 1/4
              Quarter Ended 1/31/98           $11 3/4       $8 5/8

              Quarter Ended 4/30/98           $20           $10 1/2
              Quarter Ended 7/31/98           $18 1/2       $14
              Quarter Ended 10/31/98          $14 1/4       $5 1/4
              Quarter Ended 1/31/99           $8 5/8        $5 3/8

     Holders. As of April 20, 1999, there were approximately 530 record holders of the Common Stock.

     Dividends. The Company has not declared any cash dividends in its two most recent fiscal years and currently has no plans to declare dividends in the foreseeable future. Any future determination by the Company's Board to pay dividends will be made only after consideration of the Company's financial condition, results of operations, capital requirements and other relevant factors. Additionally, the Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") prohibits the payment of cash dividends by the Company and the Indentures relating to the Company's 10 3/8% Series B Senior Notes due 2007 (the "Series B Senior Notes") and the Company's 10 3/8% Series D Senior Notes due 2007 (the "Series D Senior Notes") condition the Company's ability to pay cash dividends on the satisfaction of certain financial and other covenants.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except earnings per share data)

     The following selected financial data represents the selected financial data of FFI until the Merger and the selected financial data of the Company following the Merger. The information has been derived from the audited and unaudited consolidated financial statements of the Company and FFI for the relevant periods. Effective January 31, 1995, FFI changed its fiscal year end to January 31 from June 30. For this reason, the seven months ended
January 31, 1995 and 1994 are presented. The following data should be read in conjunction with the Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                         Seven Months      Twelve Months
                             Ended             Ended                 Fiscal Years Ended
                          January 31,       January 31,                  January 31,
                     -------------------   -------------   -------------------------------------
                       1994       1995          1995         1996      1997      1998      1999
                    (Unaudited)             (Unaudited)
  SELECTED INCOME
   STATEMENT DATA:
  Net sales          $27,415    $50,922       $69,612      $87,979  $140,482  $215,487  $309,615
  Gross profit         4,723     10,100        13,504       21,639    46,078    69,978    88,493
  Income from
   operations          1,763      5,160         6,222        8,419    18,222    31,457    38,684
                     -------    -------       -------      -------  --------  --------  --------
  Net income         $   641    $ 2,492       $ 2,862      $ 3,007  $  8,248  $ 12,341  $ 12,006
                     =======    =======       =======      =======  ========  ========  ========
  SELECTED PER
   SHARE DATA:
  Basic earnings per
   common share<FN1> $  0.09    $  0.35       $  0.40      $  0.40  $   0.71  $   0.92  $   0.87
                     =======    =======       =======      =======  ========  ========  ========
  Weighted average
   common shares
   outstanding<FN1>    7,120      7,120         7,120        7,548    11,647    13,394    13,775

  OTHER DATA:
  EBITDA<FN2>        $ 1,964    $ 5,366       $ 6,562      $ 9,738  $ 21,885  $ 36,195  $ 46,179

                                                              As of January 31,
                                            ----------------------------------------------------
                                              1995       1996       1997       1998        1999
  SELECTED BALANCE SHEET DATA:
  Inventories                               $21,829    $25,851    $67,989    $90,426    $133,306
  Working capital                             6,874      8,022     17,734    122,177    $157,457
  Total assets                               38,378     71,384    172,378    232,653    $294,708
  Short-term debt                            16,000     16,713     37,631         --       5,639
  Long-term debt, net                         4,932     17,285     37,215    133,785     176,159
  Redeemable preferred stock                  2,000      2,000         --         --          --
  Shareholders' equity                        4,379     17,539     44,680     58,626      71,480

<FN1>  Earnings per share and the weighted average number of shares outstanding are determined based on the number of shares of the Company's Common Stock (7,120,000) received by the shareholders of FFI in the Merger for each period prior to the year ended January 31,
       1996.  For the year ended January 31, 1996, earnings per share and the weighted average number of shares outstanding are based on the 7,120,000 shares received by the shareholders of FFI in the Merger through the date of the Merger and thereafter are based on the actual number of shares of Common Stock outstanding.  Earnings per share of Common
       Stock for all periods reflect "basic" earnings per share in accordance with Statement of
       Financial Accounting Standards No. 128.  See Note 1 to the Notes to Consolidated
       Financial Statements.

<FN2>  EBITDA is defined as income from operations, plus depreciation and amortization.  EBITDA should not be considered as an alternative to operating income (loss) or net income
       (loss) (as determined in accordance with generally accepted accounting principles) as a measure of the Company's operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of its ability to meet cash needs.  The Company believes that EBITDA is a measure commonly reported and widely used by investors and other interested parties in the fragrance industry as a measure of a fragrance company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or nonoperating factors (such as historical cost).  Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the fragrance industry and of the Company's debt servicing ability.  EBITDA, may not, however, be comparable in all instances to other similar types of measures used in the fragrance industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's business is the manufacturing, distribution and marketing of prestige fragrances and related cosmetic products. The Company distributes and markets on an exclusive basis in the United States to both department stores and mass-market retailers the Controlled Brands, including, the Geoffrey Beene brands Grey Flannel, Eau de Grey Flannel and Bowling Green, the Halston brands Halston, Sheer Halston, Catalyst, Z-14, Halston Z and 1-12, the PSI brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for Women and Casual for Men and several other brands including Nautica for Men, Nautica for Women, Competition, Wings by Giorgio Beverly Hills, Cigar Aficionado, Colors of Benetton, Hot and Cold, Tribu, Ombre Rose, Ombre D'or, Faconnable, Salvador Dali, Salvador, Laguna, Dalissime, Dalimix, Cafe, Taxi, Watt, Balenciaga, Rumba, Lapidus, Creation, Fantasme and Chevignon, as well as the Galenic Elancyl skin care products. In the case of the Halston, Geoffrey Beene and PSI fragrance brands, the Company also controls the manufacturing and exclusive worldwide distribution of such brands. In addition to the Controlled Brand business, the Company also distributes, primarily to mass-market retailers, Distributed Brands it obtains from manufacturers and other sources.

     The Controlled Brand business has certain different financial characteristics than the Distributed Brand business. As a percentage of net sales, the Controlled Brand business tends to have higher gross margins, as well as higher marketing and selling, general and administrative expenses, than the Distributed Brand business. The higher gross margins have been greater than the higher marketing and selling, general and administrative expenses associated with the Controlled Brand business. The acquisition of the licenses and trademarks associated with the Controlled Brand business also increases amortization expense. Overall, brand contribution margin (operating income after amortization of acquisition costs and amortization of exclusive brand licenses, as a percentage of net sales) of Controlled Brands is greater than that of Distributed Brands. The JPF Acquisition, which closed in March 1998, increased the proportion of the Company's sales mix which consists of Distributed Brands for the fiscal year ended January 31, 1999. The PSI Acquisition, which closed in January 1999 is, however, anticipated to increase the proportion of the Company's business in Controlled Brands.

     The following discussion of the Company's results of operations is presented for the fiscal years ended January 31, 1997, 1998 and 1999.

RESULTS OF OPERATIONS

GENERAL

     The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as percentages of net sales for the period (percentages may not add due to rounding):

                                                   Years Ended January 31,
                                                 --------------------------
                                                  1997      1998      1999
  Income Statement Data:
  Net sales                                      100.0%    100.0%    100.0%
  Cost of sales                                   67.2      68.0      71.4
                                                 -----     -----     -----
  Gross profit                                    32.8      32.0      28.6
  Warehouse and shipping expenses                  3.2       3.3       3.8
  Selling, general and administrative expenses    14.0      11.9       9.8
  Depreciation and amortization                    2.6       2.2       2.4
                                                 -----     -----     -----
   Operating income                               13.0      14.6      12.6
  Interest expense, net of interest and
     other income                                  4.1       5.5       5.6
  Litigation settlement expense                     --        --       0.5
                                                 -----     -----     -----
  Income before equity in earnings
   of unconsolidated affiliate and income taxes    8.9       9.1       6.5
  Equity in earnings of unconsolidated affiliate   0.3       0.1       0.0
                                                 -----     -----     -----
   Income before income taxes                      9.2       9.2       6.5
  Provision for income taxes                       3.3       3.4       2.5
                                                 -----     -----     -----
  Net income                                       5.9%      5.8%      4.0%
                                                 =====     =====     =====
  Other Data:
  EBITDA margin (1)                               15.6%     16.8%     14.9%

  (1) EBITDA margin represents EBITDA (as defined in Note 2 under Item 6.
      "Selected Financial Data") divided by net sales.

Fiscal Year Ended January 31, 1999 Compared to the Fiscal Year Ended January 31, 1998
--------------------------------------------------------------------

     Net Sales. Net sales increased $94.1 million, or 44%, to $309.6 million for the fiscal year ended January 31, 1999, from $215.5 million for the fiscal year ended January 31, 1998. The increase in net sales was primarily attributable to an increase in net sales of Distributed Brands. The proportion of the Company's net sales that relates to Distributed Brands
increased significantly as a result of the JPF Acquisition.   The increase in
net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that increased sales during the fiscal year ended
January 31, 1999 resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $19.5 million, or 28%, to $88.5 million for the fiscal year ended January 31, 1999, from $69.0 million for the fiscal year ended January 31, 1998. The increase in gross profit was primarily attributable to the increase in net sales of the Distributed Brands. Gross margins decreased from 32.0% to 28.6%, primarily as a result of a proportionally larger increase in sales of Distributed Brands, which typically sell at lower margins than Controlled Brands.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $4.6 million, or 63.5%, to $11.8 million for the fiscal year ended January 31, 1999, from $7.2 million for the fiscal year ended January 31, 1998. The increase resulted primarily from an increase in freight and labor costs, which were associated with the increase in net sales and the production of customized gift sets, and an increase in the provision for shrinkage and obsolescence related to certain promotional inventory.

     SG&A. Selling, general and administrative ("SG&A") expenses increased $4.9 million, or 19.3%, to $30.5 million for the fiscal year ended January 31, 1999, from $25.6 million for the fiscal year ended January 31, 1998. Of the increase in SG&A expenses, approximately $3.2 million represented an increase in selling expenses largely as a result of steps taken by the Company to increase the sell-through of its products through salary support programs with retailers and market specialists and to shift advertising and promotional expenses into market and retailer-specific advertising co-op and gift-with-purchase programs. General and administrative expenses for the fiscal year ended January 31, 1999 increased by approximately $1.7 million primarily as a result of the addition of administrative personnel (including information systems consultants) and increased legal costs. As a percentage of net sales, SG&A expenses decreased from 11.9% in fiscal 1998 to 9.8% in fiscal 1999.

     Depreciation and Amortization. Depreciation and amortization increased $2.8 million, or 58.2%, to $7.5 million for the fiscal year ended January 31, 1999, from $4.7 million for the fiscal year ended January 31, 1998. The increase was primarily attributable to the amortization of intangibles acquired in connection with the JPF Acquisition and of additional intangibles and other assets acquired from FMG, and increased depreciation from (i) computer software and equipment relating to the Company's new information systems, and (ii) capital projects for improvement of warehouse operations.

     Interest Expense, Net. Interest expense, net of interest income, increased $6.3 million, or 50.8%, to $18.7 million for the fiscal year ended January 31, 1999, from $12.4 million for the fiscal year ended January 31, 1998. This increase was primarily due to an increase in average debt outstanding resulting from the April 1998 offering (the "April 1998 Note Offering") of $40 million principal amount of 10 3/8% Series C Senior Notes (the "Series C Senior Notes"), which were used to provide long-term working capital financing and to finance the JPF Acquisition. See Notes 2 and 10 to the Notes to the Consolidated Financial Statements. The Company had interest income of approximately $91,000 for fiscal 1999, compared to approximately $424,000 for fiscal 1998.

     Other Income and Expense. During the fiscal year ended January 31, 1999, the Company had a one-time litigation settlement expense of $1.5 million, partially offsetby other income of $932,000 relating to the sale of a purchase option on the National Trading Facility and an intangible right acquired in connectin with the Halston Acquisition. See Notes 9 and 12 of the Notes to the Consolidated Financial Statements.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $10.0 million, or 28%, to $46.2 million for the fiscal year ended January 31, 1999, from $36.2 million for the fiscal year ended January 31, 1998. EBITDA margin decreased to 14.9% for the fiscal year ended January 31, 1999, from 16.8% for the fiscal year ended January 31, 1998. The increase in EBITDA was primarily the result of an increase in gross profit and a decrease in SG&A expenses as a percentage of net sales. The decrease in EBITDA margin was primarily attributable to a decrease in gross margin resulting from the changing mix of sales following the JPF Acquisition and an increase in warehouse and shipping expenses.

     Net Income. Net income decreased $0.3 million, or 2.7%, to $12.0 million for the fiscal year ended January 31, 1999, from $12.3 million for the fiscal year ended January 31, 1998, primarily as a result of the increase in interest expense, the one-time litigation settlement expense and the decrease in EBITDA margin, partially offset by an increase in net sales.

Fiscal Year Ended January 31, 1998 Compared to the Fiscal Year Ended January 31, 1997
--------------------------------------------------------------------

     Net Sales. Net sales increased $75.0 million, or 53.4%, to $215.5 million for the fiscal year ended January 31, 1998, from $140.5 million for the fiscal year ended January 31, 1997. Of the increase in net sales (i) approximately $18.3 million was attributable to an increase in sales of Controlled Brands, resulting primarily from the increased sales of the Halston, Geoffrey Beene and Benetton brands (including through the launch of the Hot and Cold product line) and the addition of the net sales of COFCI fragrance products following the Fine Fragrances Acquisition (which were previously accounted for under the equity in earnings of unconsolidated affiliate, 50% owned), and (ii) the balance was attributable to an increase in sales of Distributed Brands, including specially designed products, for the mass market. The increase in net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that the increased sales resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of product, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $22.9 million, or 49.7%, to $69.0 million for the fiscal year ended January 31, 1998, from $46.1 million for the fiscal year ended January 31, 1997. The increase in gross profit was primarily attributable to the increase in product sales of both the Controlled Brands and the Distributed Brands, including an increase in the sale of holiday fragrance sets. Gross margins decreased slightly from 32.8% to 32.0% primarily as a result of a proportionally larger increase in sales of Distributed Brands, which typically sell at lower margins than the Controlled Brands.

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

     SG&A. SG&A expenses increased $5.9 million, or 30.0%, to $25.6 million for the fiscal year ended January 31, 1998, from $19.7 million for the fiscal year ended January 31, 1997. As a percentage of net sales, SG&A expenses decreased from 14.0% in fiscal 1997 to 11.9% in fiscal 1998. Of the increase in SG&A expenses, approximately $2.8 million represented an increase in selling expenses, primarily as a result of increased advertising and promotional expenses, the addition of sales and marketing personnel and salary support programs with retailers, partially offset by the decrease in sales commissions and national media advertising costs. General and administrative expenses increased $3.1 million primarily as a result of the addition of administrative personnel, the termination of the management fees derived from Fine Fragrances following the Fine Fragrances Acquisition (which had reduced general and administrative expenses in the prior year's period), the increased reserve for management incentive compensation (which is based on the pre-tax income of the Company) and an increase in the provision for bad debt.

     Depreciation and Amortization. Depreciation and amortization increased $1.1 million, or 29.3%, to $4.7 million for the fiscal year ended January 31, 1998, from $3.7 million for the fiscal year ended January 31, 1997. The increase was primarily attributable to the depreciation of costs related to
(i) improvements to the Miami Lakes facility, (ii) new machinery and equipment (including equipment for the new pick/sortation system and computer equipment associated with the Company's new management information system), and (iii) tools and molds used in connection with the manufacture of products, including gift sets; and to the amortization of trademarks and licenses from the Halston Acquisition, the FMG Acquisition and the Fine Fragrances Acquisition.

     Interest Expense, Net. Interest expense, net of interest income, increased $5.6 million, or 81.5%, to $12.4 million for the fiscal year ended January 31, 1998, from $6.8 million for the fiscal year ended January 31, 1997. This increase was due to the increase in average debt outstanding resulting from the May 1997 Note Offering of $115 million principal amount of 10 3/8% Series A Senior Notes (the "May 1997 Note Offering"). During the fiscal year ended January 31, 1998, interest income increased by approximately $398,000 resulting from the investment of the excess proceeds from the May 1997 Note Offering.

     Other Income. Other income decreased during the fiscal year ended January 31, 1998 by approximately $0.5 million, from the fiscal year ended January 31, 1997, primarily as a result of the receipt of $0.5 million from the September 1996 sale of the common stock of a company engaged in an unrelated business which the Company held since 1984.

     EBITDA. EBITDA increased $14.3 million, or 65.4%, to $36.2 million for the fiscal year ended January 31, 1998, from $21.9 million for the fiscal year ended January 31, 1997. The EBITDA margin increased to 16.8% for the fiscal year ended January 31, 1998 from 15.6% for the fiscal year ended January 31, 1997. The increases in EBITDA and EBITDA margin were primarily attributable to the decrease in SG&A expenses as a percentage of net sales.

     Net Income. Net income increased $4.1 million, or 49.6%, to $12.3 million for the fiscal year ended January 31, 1998, from $8.2 million for the fiscal year ended January 31, 1997, primarily as a result of the increase in net sales, which were partially offset by higher interest and SG&A expenses.

SEASONALITY

     The fragrance operations of the Company have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For example, in fiscal 1999, 65% of the Company's net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from its customers, sales and results of operations can vary significantly between quarters of the same and different years. As a result, the Company expects to experience variability in net sales and net income on a quarterly basis.

     The Company's working capital borrowings are also seasonal, and are normally highest in the months of September, October and November. During the fourth fiscal quarter ending January 31, significant cash is normally generated as customer payments on holiday season orders are received.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used approximately $36.9 million of net cash in operations during the fiscal year ended January 31, 1999, compared to $40.7 million of net cash used in operations during the fiscal year ended January 31, 1998, primarily as a result of a significant decrease in accounts receivable, partially offset by a significant increase in inventories associated with the JPF Acquisition. The Company used net cash in investing activities of approximately $11.1 million during the fiscal year ended January 31, 1999, compared to approximately $7.4 million during the fiscal year ended
January 31, 1998, primarily as a result of the cash used for purchases of brand licenses, trademarks and intangibles in connection with the PSI Acquisition and the JPF Acquisition during fiscal 1999 and significant additions to property and equipment for the Miami Lakes Facility. During the fiscal year ended January 31, 1999, the Company received approximately $46.5 million of net cash from financing activities, which primarily related to the proceeds from the April 1998 Note Offering of $40.0 million principal amount of 10 3/8% Series C Senior Notes, compared to receiving approximately $54.9 million of net cash from financing activities during the fiscal year ended January 31, 1998. The net cash received from financing activities during the fiscal year ended January 31, 1998 primarily resulted from the May 1997 Note Offering of $115.0 million principal amount of 10 3/8% Series D Senior Notes, less the use of proceeds from such offering to reduce outstanding indebtedness of the Company.

     Set forth in the table below is an analysis of the sources and uses of the Company's net cash flows during the fiscal year ended January 31, 1999
(i) exclusive of the cash flows to give effect to the JPF Acquisition and the PSI Acquisition ("Operations Cash Flows"), (ii) to give effect to the assets acquired and cash consideration paid in connection with these acquisitions ("Acquisitions Cash Flows"), and (iii) of the Company's entire business ("Total Cash Flows"):

                SOURCES AND USES OF NET CASH FLOWS
                          (In millions)
                          -------------

                                    Operations    Acquisitions     Total
                                    Cash Flows     Cash Flows    Cash Flows
                                    ---------------------------------------
   Net cash flows (EBITDA)            $ 46.2         $   --        $ 46.2
   Working capital
    Net increase in inventories         (5.0)         (27.9)        (32.9)
    Net decrease (increase) in
     accounts receivable                10.0          (10.2)         (0.2)
    Net decrease in accounts
     payable - trade                   (16.2)                       (16.2)

   Increase in property and equipment   (2.6)          (0.7)         (3.3)

   Increase in licenses, trademarks
    and intangibles                       --           (7.9)         (7.9)

   Debt (payments) borrowings           (0.2)          46.7 <FN1>    46.5

   Interest payments                   (16.8)            --         (16.8)

   Tax payments                        (12.4)            --         (12.4)

   Other payments, net                  (4.5)            --          (4.5)
                                      ------         ------        ------
   Net decrease in cash               $ (1.5)        $   --        $ (1.5)
                                      ======         ======        ======

<FN1> Includes borrowings used for acquisition payables.

     In connection with the PSI Acquisition, the Company paid approximately $9.7 million in cash and issued a subordinated debenture of $500,000 (the "PSI Debenture"). The cash portion of the purchase price was financed from available cash from operations. The PSI Debenture is non-interest bearing, with the principal amount being payable within 18 months of the date of closing of the PSI Acquisition, and is being held by the Company as security for PSI's indemnification obligations under the asset purchase agreement between the Company and PSI. See Note 2 to the Notes to Consolidated Financial Statements.

     In fiscal 1999, the Company financed approximately $37 million of the purchase price (not including approximately $10.6 million of accounts payable assumed) for the JPF Acquisition with available cash from operations, the Company's Credit Facility and a $3 million debenture (the "JPF Debenture"). Amounts borrowed under the Credit Facility for the JPF Acquisition were repaid from the proceeds of the April 1998 Note Offering. The JPF Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments only if certain conditions relating to JPF's business are achieved by the Company, including achieving certain gross profit thresholds. See Note 2 to the Notes to Consolidated Financial Statements.

     The Company has historically financed, and expects to continue to finance, its internal growth and acquisitions primarily through internally generated funds, its Credit Facility and external financing. The Company's principal future uses of funds are for working capital requirements, debt service and additional brand acquisitions or product distribution arrangements. As a result of several acquisitions during the past four years, including the Geoffrey Beene Acquisition, the Halston Acquisition, the FMG Acquisition, the JPF Acquisition and the PSI Acquisition, the growth in direct distribution relationships for additional fragrance brands and certain favorable product buying opportunities, the Company's working capital needs have increased significantly. Nevertheless, management of the Company believes that internally generated funds and available financing under the Credit Facility will be sufficient to cover the Company's working capital and debt service requirements for at least the next twelve months, other than any additional working capital requirements which may result from further expansion of the Company's operations through acquisitions of brands or new product distribution arrangements.

     The Company's future liquidity will continue to be dependent upon its relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally short-term debt, accrued expenses and accounts payable). Additional inventory requirements and accounts receivable can have a significant impact on the Company's liquidity, particularly during expansion. To date, the Company generally has not experienced any material adverse problems with the collection of accounts receivable relating to its fragrance operations. There can be no assurance that refusals to pay or delays in payment would not have a material adverse effect on the Company's liquidity, results of operations and general financial condition in the future. The Company establishes reserves and provides allowances for returns at the time of sale, but there can be no assurance that such reserves and allowances will be adequate. In connection with the increased department store business associated with the PSI Acquisition, the Company expects to see an increase in reserves as a percentage of gross sales and expects to increase its reserves and allowances as necessary.

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

     In April 1998, the Company consummated the private placement under Rule 144A pursuant to the Securities Act of 1933, as amended (the "Act"), of $40 million principal amount of 10 3/8% Series C Senior Notes due 2007. The Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the $115 million principal amount of the Company's 10 3/8% Series B Senior Notes which were issued in May 1997. The net proceeds of the April 1998 Note Offering from the sales of the Series C Senior Notes of approximately $41.4 million were used to repay outstanding borrowings under the Credit Facility, which were used for the JPF Acquisition, as well as for working capital purposes. See Note 2 to the Notes to Consolidated Financial Statements. In August 1998, the Series C Senior Notes were exchanged for an equivalent principal amount of 10 3/8% Series D Senior Notes containing identical terms to the Series C Senior Notes, but which have been registered under the Act. The Indentures pursuant to which the Series B Senior Notes and the Series D Senior Notes were issued (the "Indentures") generally permit the Company (subject to the satisfaction of a fixed charge covenant ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. See Note 10 to the Notes to the Consolidated Financial Statements. In addition, the Indentures do not limit the amounts which can be borrowed by the Company under any credit facility.

     The Company presently has a Credit Facility with Fleet which provides for borrowings on a revolving basis of up to $50 million (including up to $3 million in commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations. Amounts borrowed under the Credit Facility currently mature on May 31, 1999. The Company expects to renew the Credit Facility with Fleet for three years effective June 1999. Loans under the revolving credit portion of the Credit Facility bear interest, payable monthly, at a floating rate ranging from, at the option of the Company, either (i) 1.75% over the London InterBank Offered Rate ("LIBOR") to 2.25% over LIBOR or (ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, and combinations thereof, in each case depending on the ratio of the Company's total funded debt to its shareholders' equity base. The Company's borrowing availability under the Credit Facility is limited to the sum of between 80% to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $25 million). These limitations do not, however, currently affect the Company's ability to utilize the full amount of the Credit Facility. Borrowings under the Credit Facility are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's existing collateral base is more than adequate to cover the collateral requirements of the Credit Facility and management believes, based on discussions with its lender, that, if necessary, the excess collateral could be used to increase the borrowing availability under the Credit Facility to fund acquisitions or for additional working capital requirements. See Note 7 to the Notes to the Consolidated Financial Statements.

     The Credit Facility restricts the Company's ability to incur additional non-trade debt (with certain exceptions, including indebtedness not exceeding $50 million for a fiscal year issued in connection with certain asset purchases), and to enter into certain acquisitions, mergers, investments and affiliated transactions, and prohibits the payment of dividends on, or the redemption of, the Company's capital stock, certain payments on its subordinated debt, and the sale of the Company's interest in its subsidiaries. At January 31, 1999, the Company had approximately $44.4 million of availability under the Credit Facility to use for additional working capital support and general corporate purposes, including acquisitions. At April 23, 1999, the Company had no amounts borrowed under the Credit Facility and, thus, had $50 million of availability. The Company pays quarterly in arrears a fee of 0.375% per annum on the unused portion of the Credit Facility and a letter of credit fee of 1.0% per annum on the face amount of trade letters of credit and 2.0% per annum on the face amount of stand-by letters of credit issued and outstanding.

     At January 31, 1999, the Company had outstanding approximately $4.8 million aggregate principal amount of 7.5% Convertible Subordinated
Debentures due 2006 (the "7.5% Convertible Debentures"). See Note 4 to the Notes to Consolidated Financial Statements. The 7.5% Convertible Debentures are convertible at any time at $7.20 per share into shares of Common Stock, and are redeemable at par at any time commencing July 22, 1999 at the option of the Company, but only in the event the Common Stock, at the time a redemption notice is delivered by the Company, has been trading at not less than $14.40 for 20 consecutive trading days. The 7.5% Convertible Debentures are due June 30, 2006 and require interest-only payments payable semi-annually until maturity, at which time the entire unpaid principal amount and any unpaid accrued interest is due and payable. The Company also has outstanding approximately $6.5 million aggregate principal amount of 8.5% Subordinated Debentures (the "8.5% Debentures"). See Note 8 to Notes to Consolidated Financial Statements. The 8.5% Debentures require mandatory annual principal repayments in the aggregate amount of $2.17 million on May 2002, 2003 and 2004.

     The characteristics of the Company's business do not generally require it to make significant ongoing capital expenditures. During the fiscal year ended January 31, 1999, the Company incurred approximately $2.6 million in capital expenditures (excluding fixed assets acquired in connection with the PSI Acquisition), primarily relating to computer software and hardware costs, the purchase of warehouse and manufacturing equipment and the expansion of the warehouse racking area. During fiscal 2000, the Company is planning to add new features to its distribution management system during the Summer of 1999 and to make other capital expenditures to improve its production and delivery capabilities. The Company anticipates that its capital expenditures for the fiscal year ended January 31, 2000 will be approximately $2.5 million.

Year 2000

     The Company has evaluated both its information technology ("IT") systems and technologies which include embedded ("Non-IT") systems for Year 2000 compliance. The Company believes that its IT and Non-IT systems are Year 2000 compliant. The primary IT systems of the Company are: (1) a fully-integrated accounting, forecasting, purchasing and order-entry software system; (2) an EDI system, which allows customers of the Company to order products electronically from the Company and to be invoiced electronically for those orders; and (3) a distribution management system, which assists the Company in facilitating and managing the shipment of products to its customers. The software companies that developed those systems all have represented to the Company that their systems are Year 2000 compliant. In fact, all three systems are relatively new, having been installed at the Company over the last eighteen months. The Company anticipates adding new features to its existing distribution management system during the Summer of 1999, which will allow the Company to better manage the receipt and control of its inventory. The software developer of the distribution management system has represented that the new features of the system will be Year 2000 compliant. Other IT systems include the Company's personal computers, servers and associated software, all of which the Company believes are Year 2000 compliant. The Company's Non-IT systems, which are generally embedded in its equipment and machinery, have been evaluated for Year 2000 compliance. The Company believes that all of its Non-IT systems are Year 2000 compliant.

     As part of the Year 2000 project, the Company has identified relationships with third parties, including customers, suppliers and service providers, which the Company believes are material to its business and operations. The Company is in the process of contacting these third parties through questionnaires, letters or interviews in an effort to determine the status of their Year 2000 readiness. The Company has already received responses from many of those third parties and will follow up with them until it is satisfied with the reported status of their Year 2000 compliance efforts. The Company expects to complete its third-party compliance review process by August 1999. Additionally, the Company has been testing and will continue to test EDI transmissions to its customers to determine Year 2000 compliance. For the remainder of 1999 and into 2000, the Company will continue to assess and monitor the progress of its material third party customers, suppliers and service providers in resolving Year 2000 issues.

     Because the Year 2000 compliance features of the Company's IT systems were an integral part of its recently-procured management information systems, no specific costs have been attributed by the Company to the Year 2000 compliance of its systems. Additionally, to date, the Company has not determined that any of its non-IT systems need to be fixed or replaced due to Year 2000 issues. Although, the Company has incurred and expects to continue to incur labor and material costs associated with the assessment, testing and monitoring of the Year 2000 compliance of its own systems and those of its material third party customers, suppliers and service providers, these costs are not anticipated to be material to the Company's business, results of operations or financial position. The Company has not determined the actual Year 2000 compliance costs it has incurred to date, because such costs have not been considered material.

     The Company anticipates minimal disruptions to its business and operations as a result of system failures related to Year 2000 issues. Nevertheless, if the Company or a key third party customer, supplier or service provider experiences a systems failure due to a Year 2000 problem, the Company's business, results of operations or financial position could be materially adversely affected. The Company believes that the most significant impact would be an inability to process customer transactions, to collect its accounts receivable or to ensure timely delivery of inventory.

     Although the Company does not believe that the actual impact of Year 2000 issues will be material, the Company is currently developing contingency plans to respond to potential Year 2000 issues. In particular, the Company is developing contingency plans to receive product requirements and to receive and fulfill customer orders in the event that the delivery of products and the processing of customer transactions are affected by Year 2000 issues. The Company will continue to develop and refine its contingency plans based on tests with third parties and its assessment of other internal and outside risks. The Company anticipates completing the vast majority of its contingency planning by August 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it is materially at risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations. The only debt instrument of the Company that is subject to interest rate fluctuations is its $50 million Credit Facility. While inflation likely would increase the interest rates that the Company pays on its Credit Facility, based on the amounts and projected utilization of the Credit Facility, the Company does not anticipate that any such increase would be material to its results of operations. Further, all of the Company's purchases of fragrances and related cosmetic products from foreign suppliers are in U.S. dollars, which avoids foreign currency exchange rate risks. Moreover, while the Company's international sales may be subject to foreign currency fluctuation risks, such sales, and any currency fluctuations relating to those sales, have not been and are not expected to be material to the Company's results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .

Consolidated Balance Sheets as of January 31, 1998 and 1999. . . . . .

Consolidated Statements of Income for the Years Ended January 31,
 1997, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Shareholders' Equity for the Years Ended
 January 31, 1997, 1998 and 1999 . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Cash Flow for the Years Ended January 31,
 1997, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of French Fragrances, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of French Fragrances, Inc. and subsidiaries (the "Company") as of January 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Miami, Florida
April 16, 1999

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                     January 31, 1998     January 31, 1999
                                                     ----------------     ----------------
ASSETS
Current assets:
  Cash and cash equivalents                            $  7,667,119         $  6,111,603
  Accounts receivable, net                               53,412,248           51,796,247
  Inventories                                            90,425,910          133,305,803
  Advances on inventory purchases                         6,978,285            7,553,560
  Prepaid expenses and other assets                       3,936,529            5,758,399
                                                       ------------         ------------
       Total current assets                             162,420,091          204,525,613
                                                       ------------         ------------
Property and equipment, net                              19,501,742           19,020,630
                                                       ------------         ------------
Other assets:
  Exclusive brand licenses and trademarks, net           42,776,017           55,658,151
  Senior note offering costs, net                         3,756,911            4,491,073
  Deferred income taxes, net                                838,633            1,208,153
  Other intangibles and other assets                      3,359,891            9,804,560
                                                       ------------         ------------
       Total other assets                                50,731,452           71,161,937
                                                       ------------         ------------
       Total assets                                    $232,653,285         $294,708,179
                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                      $         --         $  5,639,369
  Accounts payable - trade                               24,393,878           21,698,507
  Other payables and accrued expenses                    12,454,835           15,869,405
  Current portion of long-term liabilities                3,100,108            3,861,767
  Due to affiliates, net                                    294,136                   --
                                                       ------------         ------------
       Total current liabilities                         40,242,957           47,069,047
                                                       ------------         ------------
Long-term liabilities:
  Senior notes, net                                     115,000,000          157,453,466
  Subordinated debentures, net                            7,131,873            8,375,383
  Convertible subordinated debentures                     4,960,633            4,778,643
  Mortgage note                                           5,682,041            5,551,264
   Capital lease                                          1,010,000                   --
                                                       ------------         ------------
       Total liabilities                                174,027,504          223,227,803
                                                       ------------         ------------
Commitments and contingencies (See Note 9)
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000 shares
   authorized; 279,877 and 271,596 shares issued
   and outstanding, respectively                              2,799                2,716

  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429 shares
   authorized; 525,490 and 511,355 shares issued
   and outstanding, respectively                              5,255                5,114
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 13,623,734 and 13,812,704 shares
   issued and outstanding, respectively                     136,238              138,127
  Additional paid-in capital                             30,786,503           31,633,413
  Retained earnings                                      27,694,986           39,701,006
                                                       ------------         ------------
       Total shareholders' equity                        58,625,781           71,480,376
                                                       ------------         ------------
       Total liabilities and shareholders' equity      $232,653,285         $294,708,179
                                                       ============         ============

              See Notes to Consolidated Financial Statements.

                 FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                 Years Ended January 31,
                                            1997           1998           1999
                                       ------------------------------------------
Net sales                              $140,482,299   $215,487,487   $309,614,611
Cost of sales                            94,404,288    146,509,086    221,121,582
                                       ------------   ------------   ------------
  Gross profit                           46,078,011     68,978,401     88,493,029
                                       ------------   ------------   ------------
Operating expenses:
  Warehouse and shipping                  4,528,022      7,225,319     11,816,762
  Selling, general and
   administrative                        19,664,857     25,557,962     30,497,592
  Depreciation and amortization           3,663,261      4,738,077      7,494,607
                                       ------------   ------------   ------------
     Total operating expenses            27,856,140     37,521,358     49,808,961
                                       ------------   ------------   ------------
Income from operations                   18,221,871     31,457,043     38,684,068
                                       ------------   ------------   ------------
Other income (expense):
  Interest expense, net                  (6,826,248)   (12,390,622)   (18,689,595)
  Litigation settlement expense                  --             --     (1,500,000)
  Income from sale of contract and
    intangible rights                            --             --        932,763
  Other income                            1,108,489        562,866        265,655
                                       ------------   ------------   ------------
     Other income (expense), net         (5,717,759)   (11,827,756)   (18,991,177)
                                       ------------   ------------   ------------

Income before equity in earnings
   of unconsolidated affiliate and
   provisions for income taxes           12,504,112     19,629,287     19,692,891
Equity in earnings of unconsolidated
   affiliate, 50% owned                     395,983        134,508             --
                                       ------------   ------------   ------------
Income before income taxes               12,900,095     19,763,795     19,692,891
Provision for income taxes                4,652,336      7,422,426      7,686,871
                                       ------------   ------------   ------------
Net income                             $  8,247,759   $ 12,341,369   $ 12,006,020
                                       ============   ============   ============

Earnings per common share:
  Basic                                       $0.71          $0.92          $0.87
                                              =====          =====          =====
  Diluted                                     $0.60          $0.76          $0.73
                                              =====          =====          =====
Weighted average number of common
   shares:
  Basic                                  11,646,937     13,394,385     13,774,993
                                         ==========     ==========     ==========
  Diluted                                13,830,510     16,492,041     16,728,798
                                         ==========     ==========     ==========

             See Notes to Consolidated Financial Statements.

                   FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                Preferred Stock                                       Additional                    Total
                          Series B            Series C           Common Stock          Paid-in      Retained     Shareholders'
                       Shares   Amount     Shares   Amount     Shares     Amount       Capital      Earnings        Equity
                      --------------------------------------------------------------------------------------------------------
Balance at
 January 31, 1996     350,000   $3,500         --       --    9,641,290  $ 96,413    $10,333,539   $ 7,105,858    $17,539,310

Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock      (33,995)    (340)        --       --      242,041     2,421        796,655            --        798,736

Issuance of
 Common Stock
 upon conversion
 of 5% convertible
 subordinated
 debentures                 --      --         --       --        1,815        18         13,982            --         14,000

Issuance of
 Common Stock in
 public offering            --      --         --       --    3,364,000    33,640     17,979,361            --     18,013,001

Issuance of warrants        --      --         --       --           --        --         61,624            --         61,624

Issuance of
 Series C convertible
 preferred stock            --      --    571,429   $5,714           --        --             --            --          5,714

Net income
 for the year               --      --         --       --           --        --             --     8,247,759      8,247,759
                       ------------------------------------------------------------------------------------------------------
Balance at
 January 31, 1997      316,005   3,160    571,429    5,714   13,249,146   132,492     29,185,161    15,353,617     44,680,144
                       ------------------------------------------------------------------------------------------------------
Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock       (36,128)   (361)        --       --      257,230     2,572        846,660            --        848,871

Issuance of
 Common Stock
 upon conversion
 of Series C
 convertible
 preferred stock            --      --    (45,939)    (459)      45,939       459        241,179            --        241,179

Issuance of
 Common Stock
 upon conversion
 of 7.5%
 subordinated
 convertible
 debentures                 --      --         --       --       71,419       715        513,503            --        514,218

Net income
 for the year               --      --         --       --           --        --                   12,341,369     12,341,369
                       ------------------------------------------------------------------------------------------------------
Balance at
 January 31, 1998      279,877   2,799    525,490    5,255   13,623,734   136,238     30,786,503    27,694,986     58,625,781
                       ------------------------------------------------------------------------------------------------------
Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock        (8,281)    (83)        --       --       58,961       589        194,065            --        194,571

Issuance of
 Common Stock
 upon conversion
 of Series C
 convertible
 preferred stock            --      --    (14,135)    (141)      14,135       141         74,209            --         74,209

Issuance of
 Common Stock
 upon conversion
 of 7.5%
 subordinated
 convertible
 debentures                 --      --         --       --       26,016       260        187,055            --        187,315

Issuance of
 Common Stock
 upon exercise
 of stock options           --      --         --       --       35,600       356        117,124            --        117,480

Issuance of
 Common Stock
 upon exercise
 of warrants                --      --         --       --       54,258       543        274,457            --        275,000

Net income
 for the year               --      --         --       --           --        --             --    12,006,020     12,006,020
                       ------------------------------------------------------------------------------------------------------
Balance at
 January 31, 1999      271,596  $2,716    511,355   $5,114   13,812,704  $138,127    $31,633,413   $39,701,006    $71,480,376
                       =======  ======    =======   ======   ==========  ========    ===========   ===========    ===========


                              See Notes to Consolidated Financial Statements.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW

                                                             Years Ended January 31,
                                                        1997          1998           1999
                                                    -----------------------------------------
Cash flows from Operating Activities:
 Net income                                         $  8,247,759  $ 12,341,369   $ 12,006,020
 Adjustments to reconcile net income to cash
  used in operating activities:
   Depreciation and amortization                       3,663,261     4,738,077      7,494,607
   Amortization of senior note offering costs                 --       286,301        556,084
   Equity in earnings of unconsolidated affiliate       (395,983)     (134,508)            --
   Deferred tax (benefit) provision                     (194,463)      117,172       (369,520)
Change in assets and liabilities, net of effects
 from the acquisitions:
  Increase in accounts receivable                    (20,784,755)  (18,887,502)      (249,999)
  Increase in inventories and advances
   on inventory purchases                            (44,216,341)  (19,630,950)   (32,894,592)
  Decrease (increase) in prepaid expenses and
   other assets                                          990,242    (7,249,730)    (2,288,307)
  Increase (decrease) in accounts payable             26,213,395   (13,452,678)   (16,171,948)
  Increase (decrease) in other payables and
   accrued expenses                                    4,294,542     1,157,859     (5,030,105)
  Decrease in due to affiliate, net                   (1,038,451)      (14,508)            --
                                                    ------------  ------------   ------------
     Net cash used in operating activities           (23,220,794)  (40,729,098)   (36,947,760)
                                                    ------------  ------------   ------------
Cash Flows from Investing Activities:
 Purchase of exclusive brand licenses and
  trademarks                                         (19,315,291)           --     (2,732,381)
 Additions to property and equipment, net
  of disposal                                         (2,486,960)   (6,960,899)    (3,259,481)
 Receipts of restricted cash for capital
  improvements                                           685,398     1,314,602             --
 Net cash portion of purchase of
  intangible asset                                            --            --     (5,150,000)
 Net cash portion of unconsolidated
  affiliate purchase                                          --    (1,745,768)            --
                                                    ------------  ------------   ------------
     Net cash used in investing activities           (21,116,853)   (7,392,065)   (11,141,862)
                                                    ------------  ------------   ------------
Cash Flows from Financing Activities:
 Proceeds from the issuance of preferred
  stock                                                    5,714            --             --
 Proceeds from the conversion of preferred
  stock                                                       --     1,049,487        268,780
 Proceeds from stock offering                         18,013,001            --             --
 Proceeds from the issuance of subordinated
  debentures                                           3,000,035            --             --
 Payments to retire subordinated debentures             (600,000)  (14,494,512)      (500,000)
 Net proceeds from the issuance of senior
  notes, net                                                  --   111,550,000     41,500,000
 Advances from unconsolidated affiliate, net             383,621       798,894             --
 Proceeds from term loan                               8,960,000            --             --
 Payments on term loans                              (10,833,332)   (4,333,333)      (596,535)

 Net proceeds from (payments on) short-term
  debt                                                22,751,300   (39,367,096)     5,639,369
 Payments on capital lease and installment loans        (200,346)     (141,144)       (50,000)
 Payments on loans from shareholders and officer        (410,000)           --             --
 Proceeds from the exercise of stock purchase
  warrants                                                41,624            --        275,000
 Proceeds from facility mortgage note                  4,000,000            --             --
 Payments on facility mortgage note                      (55,961)     (129,983)      (119,988)
 Proceeds from conversion of subordinated
  debentures                                              14,000            --             --
 Proceeds from the exercise of employee stock
  options                                                     --            --        117,480
                                                    ------------  ------------   ------------
     Net cash provided by financing activities        45,069,656    54,932,313     46,534,106
                                                    ------------  ------------   ------------
Net Increase (decrease) in Cash and
 Cash Equivalents                                        732,009     6,811,150     (1,555,516)
Cash and Cash Equivalents at Beginning of Year           123,960       855,969      7,667,119
                                                    ------------  ------------   ------------
Cash and Cash Equivalents at End of Year            $    855,969  $  7,667,119   $  6,111,603
                                                    ============  ============   ============

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the year                     $  6,014,871  $  9,990,420   $ 16,766,085
                                                    ============  ============   ============
  Income taxes paid during the year                 $  2,113,441  $  8,064,127   $ 12,430,731
                                                    ============  ============   ============

                 See Notes to Consolidated Financial Statements.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business Activity. French Fragrances, Inc. (the "Company") is a manufacturer, distributor and marketer of prestige designer fragrances and related cosmetic products, primarily to retailers in the United States.

     Basis of Consolidation. The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries G.B. Parfums, Inc., Halston Parfums, Inc., Fine Fragrances, Inc. ("Fine Fragrances") and FRM Services, Inc. See Note 2. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Revenue Recognition. Sales are recognized upon shipment. During the fiscal years ended January 31, 1997 and 1998, no customer accounted for more than 10% of total sales. During the fiscal year ended January 31, 1999, two customers accounted for 14% and 12%, respectively, of the Company's net sales. The Company generally limits return rights to department stores and to certain promotional items offered in the brands it manufactures. The Company generally does not offer any other return rights.

     Cash and Cash Equivalents. Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method. Inventory balances at January 31, 1998 and 1999 were as follows:

                                                  January 31,
                                             1998             1999
                                         -----------------------------
                Finished                 $82,208,665      $116,071,991
                Work in progress           1,841,706         7,927,388
                Raw materials              6,375,539         9,306,424
                                         -----------      ------------
                                         $90,425,910      $133,305,803
                                         ===========      ============

       Investment in Unconsolidated Affiliate. Prior to May 1997, the Company owned 50% of the common stock of Fine Fragrances and its investment was accounted for under the equity method. See Note 6.

       Accounts Receivable. A provision has been made and an allowance established for potential losses from receivables and estimated sales returns in the normal course of business. Because these allowances are based on estimates, there is no assurance that such reserves and allowances will be sufficient to cover losses or returns. The activity for these allowance accounts are as follows:

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

                                               Years Ended January 31,
                                           1997         1998          1999
                                      ---------------------------------------
  Allowance for Bad Debt:
  Beginning balance                   $   290,645   $  489,937   $   676,387
  Provision                               205,000      570,000       401,626
  Write offs, net of recoveries            (5,708)    (383,550)     (544,317)
                                      -----------   ----------   -----------
  Ending balance                      $   489,937   $  676,387   $   533,696
                                      ===========   ==========   ===========
  Allowance for Sales Returns:
  Beginning balance                   $   346,500  $   366,608   $   558,651
  Provision                             2,726,143    6,014,283     7,630,810
  Actual returns                       (2,706,035)  (5,822,240)   (7,634,216)
                                      -----------   ----------   -----------
  Ending balance                      $   366,608  $   558,651   $   555,245
                                      ===========   ==========   ===========

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

                 Category                           Years
                 ----------------------------------------
                 Building                              40
                 Building improvements              20-40
                 Furniture and fixtures                 8
                 Machinery, equipment and vehicles    3-8
                 Computer equipment and software      3-5
                 Tools and molds                      1-3

     Capital Lease. Prior to August 1998, the Company leased from National Trading Manufacturing, Inc. ("National Trading"), a company which is wholly-owned by the Chairman of the Company, a 59,000 square foot facility (the "National Trading Facility"), which had housed the Company's offices prior to May 1997. In connection with the August 1998 sale by National Trading of the National Trading Facility, the Company agreed to terminate the lease. See Note 12. Accordingly, the Company's capital lease obligations of approximately $1.1 million relating to the National Trading Facility have been terminated and $1.4 million, consisting of the related land and building, net of accumulated depreciation, has been removed from Property and equipment, net in the Consolidated Balance Sheet at January 31, 1999.

     Prior to its termination, this lease was accounted for as the acquisition of assets and incurrence of obligations under the capital lease standards issued by the Financial Accounting Standards Board ("FASB"). Accordingly, the capitalized leased assets were recorded as property at the fair value of the property, which was the present value of the minimum lease payments. Depreciation of the building was computed using the term of the lease and is included in depreciation expense.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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

     Exclusive Brand Licenses and Trademarks, Customer Lists and Amortization. These intangible assets are being amortized using the straight-line method, as follows at January 31:

                                                    Accumulated Amortization
 Category                    Years      Cost           1998          1999
 ---------------------------------------------------------------------------
 Exclusive brand licenses
  and trademarks           5 and 15  $66,349,518    $7,043,477   $10,691,367
 Contract rights and
  other intangibles        3 and 5    11,179,593       634,656     2,395,020

     The Company reviews its intangible assets periodically for events or changes in circumstances that may indicate that the carrying amount is not recoverable on an undiscounted cash flow basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed 0f. If the estimated future cash flows are projected to be less than the carrying value, an impairment write-down would be recorded. No write-downs have been recorded during the fiscal years ended January 31, 1997, 1998 and 1999.

     Senior Note Offering Costs. Debt issuance costs and transaction fees which are associated with the issuance of senior notes are being amortized (and charged to interest expense) over the term of the related notes on a method which approximates the level yield method. See Note 10.

     Fair Value of Financial Instruments. The Company's financial instruments include accounts receivable, accounts payable, short-term debt, convertible subordinated debentures, subordinated debentures, senior notes and convertible redeemable preferred stock. The fair value of such financial instruments has been determined using available market information and interest rates as of January 31, 1998 and 1999.

     At January 31, 1998 and 1999, the estimated fair value of the Company's subordinated debentures and senior notes was as follows:

                                                 1998             1999
                                             ------------     ------------
     Subordinated debentures                 $  6,979,000     $  9,875,000
     Convertible subordinated debentures        7,578,000        5,289,000
     Senior notes                             121,900,000      158,875,000

     The fair value of all other financial instruments was not materially different than their carrying value.

     Reclassifications. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with fiscal 1999 presentations.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     Earnings per Share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the dilutive earnings per share calculation, the interest incurred on the convertible securities, net of tax, is added back to net income. The following table represents the computation of earnings per share:

                                               Years Ended January 31,
                                          1997          1998          1999
                                      ---------------------------------------
 Basic
  Net income                          $ 8,247,759   $12,341,369   $12,006,024
                                      ===========   ===========   ===========
  Weighted average shares
   outstanding                         11,646,937    13,394,385    13,774,993
                                      ===========   ===========   ===========
  Net income per basic share          $      0.71   $      0.92   $      0.87
                                      ===========   ===========   ===========
 Diluted
  Net income                           $8,247,759   $12,341,369   $12,006,020
  Add: 7.5% Convertible
   subordinated debentures'
   interest - net of tax                 $135,635      $250,086       163,933
  Add: 5% Convertible
   subordinated debentures'
   interest - net of tax                   12,288            --            --
                                      -----------   -----------   -----------
   Net income as adjusted             $ 8,395,682   $12,591,455   $12,169,953
                                      ===========   ===========   ===========

  Weighted average shares
   outstanding                         11,646,937    13,394,385    13,774,993
  Potential common shares -
   treasury method                      1,762,848     2,350,430     2,448,181
  Assumed conversion of 7.5%
   convertible subordinated
   debentures                             384,361       747,226       505,624
  Assumed conversion of 5%
   convertible subordinated
   debentures                              36,364            --            --
                                      -----------   -----------   -----------
  Weighted average shares and
   potential dilutive shares           13,830,510    16,492,041    16,728,798
                                      ===========   ===========   ===========
    Net income per diluted share      $      0.61   $       0.76  $      0.73
                                      ===========   ===========   ===========

     Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board of Directors of the Company (the "Board") compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock. See Note 14.

     Segments of an Enterprise. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

requires entitywide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 did not have a material impact on the Company's consolidated financial statements presentation because the Company does not have different operating segments as defined in SFAS No. 131.

2.   MERGER AND ACQUISITIONS

     Merger. In November 1995, French Fragrances, Inc. ("FFI") merged with and into Suave Shoe Corporation ("Suave") in a reverse acquisition ("Merger"). Following the Merger, Suave, as the surviving corporation, changed its name to "French Fragrances, Inc." The principal business operations following the Merger consist of the business previously conducted by FFI, which is the manufacture, distribution and marketing of prestige fragrances and related cosmetic products. Pursuant to the terms of the Merger: (i) each outstanding share of FFI common stock, $.01 par value per share ("FFI Common Stock"), was converted into the right to receive 7.12 shares of common stock, $.01 par value per share ("Common Stock"), of the surviving corporation; (ii) each outstanding share of FFI Series A Preferred was converted into the right to receive one share of Series A Preferred Stock, $.01 par value per share ("Series A Preferred"), of the surviving corporation; (iii) each outstanding share of FFI Series B Convertible Preferred, $.01 par value, was converted into one share of Series B Convertible Preferred Stock, $.01 par value per share ("Series B Convertible Preferred"), of the surviving corporation; and
(iv) each outstanding option to purchase one share of FFI Common Stock was adjusted to be exercisable into 7.12 shares of Common Stock. In connection with the Merger, the surviving corporation issued to FFI shareholders 7,120,000 shares of Common Stock, 20,000 shares of Series A Preferred and 350,000 shares of Series B Convertible Preferred and the fragrance distribution operations were relocated from the National Trading Facility to the larger facility formerly occupied by Suave in Miami Lakes, Florida (the "Miami Lakes Facility").

     In connection with the Merger, the shareholders of Suave adopted amendments to Suave's Articles of Incorporation to: (i) change the name of Suave to "French Fragrances, Inc.;" (ii) increase the number of authorized shares of Common Stock, from 10,000,000 to 50,000,000; (iii) authorize 20,000 shares of Series A Preferred and 350,000 shares of Series B Convertible Preferred issued pursuant to the Merger; and (iv) authorize 5,000,000 shares of undesignated preferred stock. The Merger was treated as a recapitalization of the Company, with FFI as the accounting acquiror (i.e., a reverse acquisition) and has been accounted for under the purchase method of accounting.

     Halston Acquisition. In March 1996, the Company completed the acquisition (the "Halston Acquisition") from Halston Borghese, Inc. ("HBI") and its affiliates of certain assets relating to the Halston fragrance brands, including the trademarks and certain inventory and tangible assets. The Halston Acquisition was financed as follows: (i) through the issuance of $3,000,000 principal amount of 8% Secured Subordinated Debentures due 2005, Series II (the "8% Series II Debentures"), and 571,429 shares of Series
C Convertible Preferred Stock, $.01 par value ("Series C Convertible Preferred"); (ii) $16,000,000 in term loans from the two banks which were parties to the Company's then existing credit facility; and (iii) a $2,000,000 note issued to HBI maturing March 20, 2000 (the "HBI Note"), which was to be repaid on a quarterly basis in an amount equal to 5% of the Company's net sales of the Halston brands, provided that no payments were due until October 15, 1997 and that the accrued amount bore interest at 8% per annum. Each share of Series C Convertible Preferred is convertible into one share of Common Stock upon the payment of a conversion price of $5.25 per share. The term loans were repaid in June and July 1996 through the issuance of a mortgage in the amount of $6,000,000 on the Miami Lakes Facility and the net proceeds from a public offering in July 1996 of 3,364,000 shares of Common Stock of the Company (the "Stock Offering"). See Note 3. The mortgage note provides for interest at 8.84%, a 20-year amortization

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   MERGER AND ACQUISITIONS -- (Continued)

schedule and a maturity date eight years from issuance. The outstanding amounts due under the 8% Series II Debentures were retired in May 1997 with a portion of the net proceeds from the May 1997 offering (the "May 1997 Note Offering") of $115,000,000 principal amount of 10 3/8% Series A Senior Notes due 2007 ("Series A Senior Notes"). See Note 10.

     In September 1997, the Company informed HBI that it was setting off amounts due under the HBI Note as a result of the Company's indemnification claim against HBI and its affiliates for breach of the asset purchase agreement relating to the Halston Acquisition. HBI, in turn, made a demand that the Company pay the full principal balance and accrued interest on the HBI Note, as well as other payments it claimed were owed under such agreements, which together with the Note HBI claimed were in excess of $2,400,000. In July 1998, HBI submitted the matter to arbitration. The amount of the HBI Note is reflected in the Current portion of capital lease, mortgage and term note in the accompanying Consolidated Balance Sheet of the Company at January 31, 1999. In April 1999, the parties settled the dispute. Pursuant to the settlement, the HBI Note was canceled and all claims of HBI were released in exchange for a payment from the Company of approximately $530,000. As a result of the settlement, the HBI Note and accrued interest will be removed from the Consolidated Balance Sheet at April 30, 1999.

     FMG Acquisition. In May 1996, the Company completed the acquisition (the "FMG Acquisition") of certain assets of Fragrance Marketing Group, Inc. ("FMG"), including contract rights under certain license and exclusive distribution agreements in the United States for several brands, including Ombre Rose, Lapidus, Faconnable, Balenciaga and Bogart, inventory, accounts receivable and tangible assets. The Company financed the FMG Acquisition as follows: (i) through the issuance of $11,100,000 aggregate principal amount of 8.5% Subordinated Debentures (the "8.5% Debentures"); and (ii) $4,300,000 from its revolving bank credit facility. The Company also issued to FMG warrants to purchase an aggregate of 1,075,000 shares of Common Stock, which will be exercisable in full at $7.50 per share from July 1997 to January 2002. In addition, warrants for 170,000 shares of Common Stock, which are exercisable in three equal amounts at $7.50 per share following July 1997, 1998 and 1999 and expire January 2002, were issued to certain key employees of FMG as an inducement to join the Company. An 8.5% Debenture of $4,000,000 principal amount was retired in May 1997 with a portion of the net proceeds from the May 1997 Note Offering and an 8.5% Debenture of $500,000 was retired in June 1998 with cash from operations. The $6,500,000 principal amount 8.5% Debenture which was outstanding at January 31, 1999 requires mandatory annual principal repayments of $2,167,000 in May 2002, 2003 and 2004.

     JPF Acquisition. In March 1998, the Company acquired (the "JPF Acquisition") certain assets of J.P. Fragrances, Inc. ("JPF"), a distributor of prestige fragrance products, including inventory, returns, contract rights, accounts receivable, books and records, fixed assets (including furniture and warehouse materials and equipment), claims, intangible rights (including non-compete agreements) and goodwill (collectively, the "JPF Acquired Assets"). The Company also assumed approximately $10,600,000 of certain trade and other payables of JPF. In addition to the assumption of payables, the purchase price for the JPF Acquired Assets consisted of approximately $37,300,000 in cash and a subordinated debenture of $3,000,000 (the "JPF Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's current revolving credit facility. The JPF Debenture is non-interest bearing, with the principal amount being payable in three equal annual installments if, and only if, certain conditions relating to the fragrance business of JPF (the "JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. The JPF Debenture has been recorded net of its discount of $485,528 and calculated using an effective rate of 9.38%. The discount will be amortized using the effective rate over the life of the JPF Debenture. As a result of the JPF Acquisition, the Company acquired approximately $30,400,000 of inventory, $12,100,000 of accounts receivable and $263,000 of fixed assets (consisting primarily of office and warehouse furniture and equipment). Other intangibles and other assets acquired as part of the JPF Acquisition at January 31, 1999 include approximately $6,800,000 of contract rights, intangible rights (including non-compete agreements) and goodwill. The JPF Acquisition was accounted for under the purchase method.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   MERGER AND ACQUISITIONS -- (Continued)

     PSI Acquisition. In January 1999, the Company acquired certain assets (the "PSI Acquisition") of Paul Sebastian, Inc. ("PSI"), a manufacturer, marketer and distributor of prestige fragrance products, including trademarks or licenses to manufacture and distribute the fragrance brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for Women, Casual for Men and Cigar Aficionado, inventory, returns, accounts receivable, books and records, fixed assets (consisting of manufacturing tools, dyes and molds), claims and goodwill (collectively, the "PSI Acquired Assets"). The purchase price for the PSI Acquired Assets consisted of approximately $9,700,000 in cash and a subordinated debenture of $500,000 (the "PSI Debenture"). The cash portion of the purchase price was financed from available cash from operations. The PSI Debenture is non-interest bearing, with the principal amount being payable within 18 months of the date of closing of the PSI Acquisition, and is being held by the Company as security for PSI's indemnification obligations under the asset purchase agreement between the Company and PSI. The PSI Acquisition was accounted for under the purchase method.

     The following unaudited information presents the Company's pro forma operating data for the year ended January 31, 1997, 1998 and 1999 as if the JPF Acquisition, the PSI Acquisition, the May 1997 Note Offering and the April 1998 note offering (the "April 1998 Note Offering") of $40,000,000 principal amount of 10 3/8% Series C Senior Notes due 2007 (the "Series C Senior Notes") had been consummated at the beginning of each of the periods presented and includes certain adjustments to the historical consolidated statements of income of the Company to give effect to the acquisition of the net assets of JPF and PSI, the payment of the purchase prices and the increased amortization of intangible assets as a result of the JPF Acquisition and the PSI Acquisition and the related issuance of additional indebtedness. The unaudited pro forma financial data is not necessarily indicative of the results of operations that would have been achieved had the JPF Acquisition, the PSI Acquisition and the April 1998 Note Offering been consummated prior to the period in which they were completed, or that might be attained in the future.

                                         Year Ended January 31,
                                   1997           1998           1999
                               ------------------------------------------
                                               (Unaudited)
        Net Sales              $315,731,000   $399,208,000   $388,045,000
        Net (Loss) Income      $(11,236,000)  $ (7,515,000)  $  2,464,000
        Net (Loss) Income
         per Basic Share              $(.96)         $(.56)          $.18
        Net (Loss) Income
         per Diluted Share            $(.96)         $(.56)          $.16

3.   PUBLIC OFFERING OF COMMON STOCK

     In July 1996, the Company completed the offering of 3,364,000 shares of Common Stock at a price of $6.00 per share. The Company realized approximately $18,000,000 of net proceeds from the Stock Offering. Approximately $9,300,000 of the net proceeds were used to repay the outstanding balance of the term loans issued in connection with the Halston Acquisition, and the balance of the net proceeds was used to reduce outstanding borrowings under the Company's credit facility. See Note 2. In connection with the Stock Offering, the Company issued warrants to the representatives of the underwriters entitling them to purchase an aggregate of 162,500 shares of Common Stock at an exercise price of $7.20 per share from June 1997 through June 1999.

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

5.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                           January 31, 1998   January 31, 1999
                                           ----------------   ----------------
       Land                                $ 3,447,000<FN1>     $ 2,871,000
       Building                              6,743,452<FN2>       5,519,452
       Building improvements                 3,611,947            4,627,236
       Furniture and fixtures                  885,019              979,329
       Machinery, equipment and vehicles     1,997,661            4,078,736
       Computer equipment and software       1,283,879            3,815,532
       Tools and molds                       1,222,598            1,534,668
                                           -----------          -----------
                                            19,191,556           23,425,953
       Less accumulated depreciation        (2,791,895)          (4,478,029)
                                           -----------          -----------
                                            16,399,661           18,947,924
       Construction in progress                538,789                   --
       Projects in progress                  2,563,292               72,706
                                           -----------          -----------
       Property and equipment, net         $19,501,742          $19,020,630
                                           ===========          ===========

     <FN1> Includes $576,000 under capital lease.  See Note, 1 Capital Lease.
     <FN2> Includes $1,224,000 under capital lease.  See Note, 1 Capital
           Lease.

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

     The following represents condensed financial information for the years ended January 31, 1997 and 1998 of Fine Fragrances, a fragrance distribution Company which, prior to May 1997, was 49.99% owned by the Company and distributed the Salvador Dali, Laguna, Dalissime, Salvador, Dalimix, Cafe, Taxi and Watt brands manufactured by COFCI, S.A. ("COFCI"). Prior to May 1997, the Company's investment in Fine Fragrances was accounted for under the equity method.

                                Year Ended         Three Months Ended
                             January 31, 1997        April 30, 1998
                             ----------------      ------------------
                 Net Sales      $7,279,739             $1,949,787
                                ==========             ==========
                 Net Income     $  941,301             $  306,348
                                ==========             ==========

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE -- (Continued)

     The Company's equity in the net income of Fine Fragrances was reduced for the amortization of the exclusive distribution agreements held by Fine Fragrances prior to May 1997. Amortization expense on these exclusive distribution agreements was approximately $75,000 and $19,000 for the years ended January 31, 1997 and 1998, respectively.

     In May 1997, the Company used approximately $4,226,000 of the net proceeds from the May 1997 Note Offering to acquire the 50.01% interest of Fine Fragrances that the Company did not own (the "Fine Fragrances Interest") from an unaffiliated third party and to repay Fine Fragrances' credit line. See Note 10. The purchase price for the Fine Fragrances Interest was $2,000,000, plus an additional $1,000,000 which was paid based on 5% of the net sales of COFCI products sold by the Company following this acquisition. The acquisition was accounted for under the purchase method. As a result of this acquisition, Fine Fragrances became a wholly-owned subsidiary of the Company and the operations of Fine Fragrances have been consolidated with those of the Company. The brands manufactured by COFCI are distributed by the Company under new agreements expiring in 2007.

7.   SHORT-TERM DEBT

     Concurrently with the closing of the May 1997 Note Offering, the Company entered into a new stand-by credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"), which provides for borrowings on a revolving basis of up to $50,000,000, with a $3,000,000 sublimit for letters of credit. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventory and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness. At January 31, 1998, the Credit Facility did not have an outstanding balance. At January 31, 1999, the outstanding balance under the Credit Facility was approximately $5,639,000. As part of the Credit Facility, the Company had approximately $369,000 and $1,661,000 in outstanding letters of credit at January 31, 1998 and 1999, respectively. The Company is presently negotiating a three-year renewal of the Credit Facility with Fleet to become effective June 1999.

8.   SUBORDINATED DEBENTURES

     The subordinated debentures, net as of January 31, 1998 represent the 8.5% Debenture due May 2004, which was issued in connection with the FMG Acquisition. See Note 2. The subordinated debentures as of January 31, 1999 represent the 8.5% Debenture and the JPF Debenture. See Note 2.

9.   COMMITMENTS AND CONTINGENCIES

     In May 1998, the Company entered into a lease with an unaffiliated third party for approximately 48,000 square feet of a warehouse facility to accommodate the additional inventory requirements associated primarily with its promotional set business. The lease has an initial term of thirty months, with the Company having an option to extend for an additional term of thirty months. The minimum lease payments for the fiscal years ended January 31, 1999, 2000 and 2001 are approximately $206,000, $280,000, and $216,000, respectively.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES -- (Continued)

     In October 1998, the Company paid $1.5 million to settle a lawsuit filed against the Company in the United States Bankruptcy Court by the trustee of the Model Imperial Liquidating Trust (the "Trust"). The lawsuit sought to recover the value of certain unspecified sales of products by Model Imperial, Inc. ("Model") to the Company during 1994 and 1995, which the Trust alleged resulted in Model obtaining financing under Model's credit facility to which Model was not entitled. The litigation settlement is reflected in litigation settlement expense for the fiscal year ended January 31, 1999.

     The Company is a party to a number of pending legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

10.  SENIOR NOTE OFFERINGS

     In May 1997, the Company consummated the private placement under Rule 144A pursuant to the Securities Act of 1933, as amended (the "Act"), of $115 million principal amount of 10 3/8% Series A Senior Notes. Approximately $48,595,000 of the net proceeds from the sale of the Series A Senior Notes was used to repay all of the outstanding indebtedness under the Company's credit facility and approximately $14,410,000 of the net proceeds was used to repay subordinated debentures of the Company. See Note 2. In addition, the Company applied approximately $4,226,000 to the acquisition of the Fine Fragrances Interest and the repayment of all of the outstanding indebtedness under Fine Fragrances' credit facility. See Note 6. The balance of the net proceeds from the May 1997 Note Offering was used to provide the Company working capital support. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of Series B Senior Notes (the "Series B Senior Notes") containing identical terms to the Series A Senior Notes but which have been registered under the Act.

     In April 1998, the Company consummated the private placement under Rule 144A of $40.0 million principal amount of 10 3/8% Series C Senior Notes. The Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company's existing Series B Senior Notes. The Series C Senior Notes were recorded net of a premium of $2.6 million. The premium is being amortized over the life of the notes using the effective interest method. During the fiscal year ended January 31, 1999, the Company amortized $146,534 of premium against interest expense. The net proceeds of approximately $41.4 million from the sale of Series C Senior Notes were used to repay outstanding borrowings under the Credit Facility and other indebtedness to Fleet, which was used for the JPF Acquisition, as well as for working capital purposes. In August 1998, the Series C Senior Notes were exchanged for an equivalent principal amount of 10 3/8% Series D Senior Notes (the "Series D Senior Notes") containing identical terms to the Series C Senior Notes, but which have been registered under the Act.

     The Indentures pursuant to which the Series B Senior Notes and the Series D Senior Notes were issued (the "Indentures") provide that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility. The Indentures generally permit the Company (subject to the satisfaction of a fixed charge covenant ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. The Indentures generally limit the ability of the Company to create liens, merge or transfer or sell assets. The Indentures also provide that the holders of the Series B Senior Notes and the Series D Senior Notes have the option to require the Company to repurchase their notes in the event there of a change of control in the Company (as defined in the Indentures).

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES

     The components of the provision for income taxes for the years ended January 31, 1997, 1998 and 1999 are as follows:

                                           Years Ended January 31,
                                       1997         1998         1999
                                    ------------------------------------
     Current income taxes:
       Federal                      $4,108,569   $6,555,997   $6,906,407
       State                           738,230      749,257    1,149,984
                                    ----------   ----------   ----------
         Total current               4,846,799    7,305,254    8,056,391
                                    ----------   ----------   ----------
     Deferred income taxes:
       Federal                        (173,364)     105,155     (316,834)
       State                           (21,099)      12,017      (52,686)
                                    ----------   ----------   ----------
         Total deferred               (194,463)     117,172     (369,520)
                                    ----------   ----------   ----------
     Total provision for
      income taxes                  $4,652,336   $7,422,426   $7,686,871
                                    ==========   ==========   ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                       January 31, 1998  January 31, 1999
                                       ----------------  ----------------
     Deferred tax liabilities:
      Property and equipment                      --        $ (365,105)
      Merger assets                               --          (222,008)
                                          ----------        ----------
                                                  --          (587,113)
                                          ----------        ----------
     Deferred tax assets:
       Excess of book bad debts
        reserve over tax reserve          $  265,310           205,873
       Intangibles                            85,701           481,765
       Accruals                                   --            95,087
       Net operating loss carryforwards      790,335           790,335
       Property and equipment                  6,702                --
       Inventories related                   480,920         1,012,541
                                          ----------        ----------
         Gross deferred tax assets         1,628,968         2,585,601
                                          ----------        ----------
     Net deferred tax asset                1,628,968         1,998,488
     Valuation allowance for
      deferred taxes                        (790,335)         (790,335)
                                          ----------        ----------
     Net deferred tax asset               $  838,633        $1,208,153
                                          ==========        ==========

     As of January 31, 1998 and 1999, the valuation allowance relates to the net operating loss carryforwards available in connection with the Merger discussed in Note 2 which expire through 2009.

     The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to pretax income as follows:

                                                 Years Ended January 31,
                                     1997                  1998                 1999
                            --------------------------------------------------------------
                               Amount    Rate        Amount    Rate        Amount    Rate
     Income tax at
      statutory rates       $4,386,033  34.00%    $6,917,329  35.00%    $6,892,512  35.00%
     State tax, net of
      federal benefit          473,307   3.67        494,828   2.50        712,887   3.62
     Undistributed earnings
      in affiliate            (138,594) (1.07)       (47,078)  (.24)            --     --
     Other                     (68,410) (0.53)        57,347    .30         81,472    .41
                            ----------  -----     ----------  -----     ----------  -----
     Total income taxes     $4,652,336  36.07%    $7,422,427  37.56%    $7,686,871  39.03%
                            ==========  =====     ==========  =====     ==========  =====

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  RELATED PARTY TRANSACTIONS

     Prior to the Company's acquisition of the Fine Fragrances Interest in May 1997, the Company had a management agreement with Fine Fragrances (the "Management Agreement") pursuant to which the Company provided office space and equipment, warehousing facilities and managerial services to Fine Fragrances in exchange for a management fee of 12% of the gross sales of Fine Fragrances. The Company received management fees totaling $925,000 and $242,000 during the fiscal years ended January 31, 1997 and 1998, respectively. The Management Agreement was terminated following the acquisition in May 1997 of the Fine Fragrances Interest. See Note 6.

     In the normal course of business and from time to time prior to 1998, National Trading provided loans to the Company. At January 31, 1998, the Company had an outstanding balance to National Trading in the principal amount of $294,000, which is reflected in the Company's Consolidated Balance Sheet at January 31, 1998 as Due to affiliates, net. Additionally, prior to August 1998, the Company leased from National Trading the National Trading Facility, which had housed the Company's offices prior to May 1997 and which the Company had an option to purchase. During the fiscal years ended January 31, 1997, 1998 and 1999, the Company made lease payments to National Trading of $260,200, $256,000 and $144,500, respectively. In connection with National Trading's sale of the National Trading Facility, the Company agreed to terminate the lease and its option to purchase the National Trading Facility (the "Contract Rights"). As part of the consideration for the Contract Rights, the Company's outstanding loan from National Trading in the principal amount of $294,000 was canceled and the Company received from National Trading a cash payment of approximately $416,000 and a promissory note payable upon demand in the principal amount of $300,000 and bearing interest at 8.5% per annum. At January 31, 1999, the principal amount of the demand note due to the Company was $100,000 and is reflected in the Company's Consolidated Balance Sheet at January 31, 1999 in Prepaid expenses and other assets. Approximately $632,000, representing the income from the Contract Rights less the difference between the consideration received for the Contract Rights and the fixed asset, is reflected in Income from sale of contract and intangible right at January 31, 1999. See Note 1, Capital Lease.

     In April 1997, the Company terminated various monitoring agreements it had with affiliates of the Company since 1992. Pursuant to these agreements, the affiliates provided financial advisory services to the Company for annual fees totaling $275,000. These agreements were replaced by a consulting agreement with E.S.B. Consultants, Inc. ("ESB"), a Company which prior to September 1997 was wholly-owned by the President and Chief Executive Officer of the Company, pursuant to which ESB provided financial advisory and management services for an annual fee of $300,000. In September 1997, the consulting agreement with ESB was terminated and the President and Chief Executive Officer ceased to have an affiliation with ESB. The President and Chief Executive Officer is now an employee of the Company. During the fiscal year ended January 31, 1999, the Company provided loans to the President and Chief Executive Officer of the Company in the aggregate principal amount of $500,000 for payment of certain Canadian tax liabilities resulting from his relocation to Florida. At January 31, 1999, the principal amount of loans outstanding was $500,000 and is reflected in the Company's Consolidated Balance Sheet in Prepaid expenses and other assets. The loans accrue interest at 8.5% per annum and mature in August and November 2000.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES

                                                          Years Ended January 31,
                                                     1997          1998           1999
                                                 -------------------------------------
     HBI Note issued in connection
     with the Halston Acquisition
      (See Note 2)                               $ 2,000,000
                                                 ===========
     7.5% Convertible Debentures issued
      in connection with the Exchange Offer      $ 5,460,000
                                                 ===========
     Redemption of 8% Debentures used to pay
      for Conversion of Preferred Stock          $   786,500   $   40,563
                                                 ===========   ==========
     Conversion of 7.5% Convertible
      Debentures into Common Stock                             $  514,223   $   187,315
                                                               ==========   ===========
     Transactions in connection with the
      FMG Acquisition (See Note 2):
       Fair value of assets acquired
        excluding inventory                      $14,552,489
                                                 ===========
       8.5% Debentures issued, net of discount   $11,080,000
                                                 ===========
       Warrants issued                           $    20,000
                                                 ===========
       Liabilities assumed                       $ 3,107,328
                                                 ===========
      Discharge of receivable and inventory
       transferred                               $ 1,544,489
                                                 ===========
      Inventory acquired for other than cash     $ 1,199,332
                                                 ===========
     Acquisition of Fine Fragrances Interest
      (See Note 6):
       Book value of assets acquired,
        excluding inventory                                    $2,296,051
                                                               ==========
       Liabilities assumed                                     $3,156,895
                                                               ==========
       Inventory acquired                                      $2,805,638
                                                               ==========
       Note issued                                             $1,000,000
                                                               ==========
     Transactions in connection with
      the JPF Acquisition (See Note 2):
       Issuance of JPF Debenture, net                                       $ 2,514,472
                                                                            ===========
       Assumption of accounts payable                                       $10,560,577
                                                                            ===========
     Transactions in connection with the
      sale of the Contract Rights for the
      National Trading Facility (See Note 12):
       Disposition of fixed asset in capital
        lease, net of accumulated depreciation
        and cash received                                                   $ 1,024,806
                                                                            ===========
      Termination of capital lease and
       of note payable to related party                                     $ 1,374,136
                                                                            ===========
      Note receivable from related party                                    $   300,000
                                                                            ===========
     Transactions in connection with the
      PSI Acquisition (See Note 2):
       Issuance of PSI Debenture, net                                       $   458,000
                                                                            ===========

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

     The stock options awarded under the 1995 Stock Option Plan are exercisable at any time or in any installments as determined by the Compensation Committee of the Board at the time of grant, provided that no stock options shall be exercisable prior to six months from the date of grant. The options granted under the 1995 Stock Option Plan may be either incentive and/or non-qualified stock options under the Internal Revenue Code as determined by the Compensation Committee. For incentive stock options, the aggregate fair market value (determined at the grant date) of Common Stock with respect to which such options first become exercisable by a participant of the plan during any calendar year may not exceed $100,000. The number of shares of Common Stock authorized under the 1995 Stock Option Plan is 1,500,000. In March 1999, the Board approved for submission to the shareholders at the June 1999 Annual Meeting of shareholders an increase in the number of shares authorized under the 1995 Stock Option Plan to 2,200,000.

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

     The option activities of all plans are as follows:

                                                Years Ended January 31,
                                    1997                 1998                  1999
                             -----------------     -----------------     -----------------
                                      Weighted              Weighted              Weighted
                                      Average               Average               Average
                                      Exercise              Exercise              Exercise
                             Shares   Price        Shares   Price        Shares   Price
                             -----------------     -----------------     -----------------
    Beginning outstanding    527,040    $3.49      729,040    $4.31      806,540   $ 4.75
      Granted                202,000     6.45       77,500     8.93      530,000    12.72
      Exercised                   --       --           --       --      (35,600)    3.30
      Canceled                    --       --           --       --           --       --
                             -------    -----      -------    -----    ---------   ------
    Ending Outstanding       729,040    $4.31      806,540    $4.75    1,300,940   $ 8.04
                             =======    =====      =======    =====    =========   ======
    Exercisable as of
     January 31, 1997,
     1998, and 1999          552,845               686,548             1,190,585
                             =======               =======             =========
    Weighted average fair
     value of options
     granted during the
     year                    202,000    $4.25       77,500    $5.17      530,000   $ 9.33
                             =======    =====      =======    =====      =======   ======

                 FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  STOCK OPTION PLANS -- (Continued)

                  Options Outstanding                           Options Exercisable
 -------------------------------------------------------      ----------------------
                Number          Weighted                      Number
                Outstanding     Average         Weighted      Exercisable   Weighted
 Range of       as of           Remaining       Average       as of         Average
 Exercise       January 31,     Contractual     Exercise      January 31,   Exercise
 Price          1999            Life            Price         1999          Price
 ------------   -----------     -----------     --------      -----------   --------
 $3.30-$5.25       511,440         1.12           $ 3.57         511,440     $ 3.57
 $6.00-$9.38       259,500         4.22             7.28         246,170       7.22
 $12.50-16.38      530,000         8.15            12.72         432,975      12.50
 ------------    ---------         ----           ------       ---------     ------
 $3.30-$16.38    1,300,940         4.60           $ 8.04       1,190,585     $ 7.57
 ============    =========         ====           ======       =========     ======

     The Company applies APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized during the years ended January 31, 1997, 1998 and 1999 related to the stock options. Net income and net income per common share would have been as follows had the fair value of stock options granted during 1997, 1998 and 1999 been recognized as compensation expense as prescribed by SFAS No. 123:

                                                 Years Ended January 31,
                                    1997             1998            1999
                                 -------------------------------------------
      Pro forma net income       $8,142,000      $12,188,000      $9,254,000
                                 ==========      ===========      ==========
      Pro forma net income
       per common share:
         Basic                        $0.70            $0.91           $0.67
                                      =====            =====           =====
         Diluted                      $0.59            $0.75           $0.56
                                      =====            =====           =====

     The fair value of each option granted is estimated on the grant date using the
Black-Sholes option pricing model with the following assumptions:

                                                 Years Ended January 31,
                                                1997      1998      1999
                                              ---------------------------
     Expected dividend yield                    0.00%     0.00%     0.00%
     Expected price volatility                 52.27%    55.60%    74.42%
     Risk-free interest rate                    7.00%     6.50%     5.50%
     Expected life of options in years        5 - 10     4 - 8     4 - 8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in the Company's Proxy Statement for its 1999 Annual Meeting of shareholders (the "Proxy Statement"), and is incorporated herein by this reference, or is included in
Part I under "Executive Officers of the Company."


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
          independent auditors' report are listed in the "Index to Financial Statements and Schedules" on page 25 and included on pages 26 through 45.

     2. Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

     3.   Exhibits including those incorporated by reference.

Exhibit
Number                                Description
-------   --------------------------------------------------------------------
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

Exhibit
Number                                Description
-------   --------------------------------------------------------------------
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

4.6 Second Amendment to Credit Agreement and Other Transaction Documents dated as of November 13, 1998, between the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.6 filed as a part of the Company's Form 10-Q for the quarter ended
          October 31, 1998 (Commission File No. 1-6370)).

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

10.5 Employment Agreement dated as of April 6, 1998, between the Company and Paul West.

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

Exhibit
Number                                Description
-------   --------------------------------------------------------------------
10.8 Asset Purchase Agreement dated as of February 25, 1998, by and between the Company, J.P. Fragrances, Inc., Joseph A. Pappalardo and Gloria Pappalardo (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 31, 1998 (Commission File No. 1-6370)).

10.9 Amendment to Asset Purchase Agreement dated as of March 30, 1998, by and between the Company, J.P. Fragrances, Inc., Joseph A. Pappalardo and Gloria Pappalardo (incorporated herein by reference to Exhibit
          2.2 filed as a part of the Company's Form 8-K dated March 31, 1998 (Commission File No. 1-6370)).

10.10 Lease Agreement dated as of May 4, 1998, between the Company and Mac Papers, Inc. (incorporated by reference to Exhibit 10.13 filed as a part of the Company's Form 10-Q for the quarter ended April 30, 1998 (Commission File No. 1-6370)).

10.11 Asset Purchase Agreement dated as of January 20, 1999, by and between the Company and Paul Sebastian, Inc. (incorporated herein by reference to Exhibit 2.1 filed as part of the Company's Form 8-K dated January 21, 1999 (Commission File No. 1-6370)).

12.1      Ratio of Earnings to Fixed Charges.

21.1      Subsidiaries of the Company.

23.1      Independent Auditors' Consent.

27.1      Financial Data Schedule.

-------------------------

     The foregoing list omits instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits to Form 10-K.

     See Item 14(a)3.

(d)  Financial Statement Schedules.

     See Item 14(a)2.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of April, 1999.

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

     Signature                       Title                        Date
     ---------                       -----                        ----

/s/ Rafael Kravec          Chairman of the Board and          April 29, 1999
-----------------------    Director
Rafael Kravec


/s/ E. Scott Beattie       President, Chief Executive         April 29, 1999
-----------------------    Officer and Director
E. Scott Beattie           (Principal Executive Officer)


/s/ William J. Mueller     Vice President, Chief Financial    April 29, 1999
-----------------------    Officer and Treasurer
William J. Mueller         (Principal Financial and
                           Accounting Officer)


/s/ J.W. Nevil Thomas      Director                           April 29, 1999
-----------------------
J.W. Nevil Thomas


/s/ Richard C.W. Mauran    Director                           April 29, 1999
-----------------------
Richard C.W. Mauran


/s/ Fred Berens            Director                           April 29, 1999
-----------------------
Fred Berens


/s/ George Dooley          Director                           April 29, 1999
-----------------------
George Dooley