Form 10-Q
period 1999-04-30
FRENCH FRAGRANCES INC
filed 1999-06-04
CIK 95052

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended April 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Outstanding at
                Class                       June 3, 1999
      ----------------------------       -----------------
      Common Stock, $.01 par value       13,802,380 shares

                     FRENCH FRAGRANCES, INC.


                        INDEX TO FORM 10-Q


PART I -  FINANCIAL INFORMATION                               Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets - January 31, 1999 and
          April 30, 1999                                         3

          Consolidated Statements of Income -
          Three Months Ended April 30, 1998 and 1999             4

          Consolidated Statements of Cash Flow -
          Three Months Ended April 30, 1998 and 1999             5

          Notes to Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                           12

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                      13

Signatures                                                      16

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                               January 31, 1999   April 30, 1999
                                               ----------------   --------------
ASSETS                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                      $  6,111,603      $ 12,593,038
  Accounts receivable, net                         51,796,247        46,533,907
  Inventories                                     133,305,803       123,776,156
  Advances on inventory purchases                   7,553,560         6,417,461
  Prepaid expenses and other assets                 5,758,400         8,887,113
                                                 ------------      ------------
     Total current assets                         204,525,613       198,207,675
                                                 ------------      ------------
Property and equipment, net                        19,020,630        19,226,552
                                                 ------------      ------------
Other assets:
  Exclusive brand licenses and trademarks, net     55,658,151        53,992,221
  Senior note offering costs, net                   4,491,073         4,355,557
  Deferred income taxes, net                        1,208,153         1,208,153
  Other intangibles and other assets                9,804,560         9,183,246
                                                 ------------      ------------
     Total other assets                            71,161,937        68,739,177
                                                 ------------      ------------
     Total assets                                $294,708,179      $286,173,404
                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                $  5,639,369      $         --
  Accounts payable - trade                         21,698,507        23,685,624
  Other payables and accrued expenses              15,869,404        14,396,468
  Current portion of long-term debt                 3,861,767         1,853,266
                                                 ------------      ------------
     Total current liabilities                     47,069,047        39,935,358
                                                 ------------      ------------
Long-term debt, net (See Note 4)                  176,158,756       176,129,684
                                                 ------------      ------------
     Total liabilities                            223,227,803       216,065,042
                                                 ------------      ------------
Commitments and contingencies (See Note 5)
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000
   shares authorized; 271,596 shares issued
   and outstanding                                      2,716             2,716
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429
   shares authorized; 511,355 shares issued
   and outstanding                                      5,114             5,114

  Common stock, $.01 par value, 50,000,000
   shares authorized; 13,812,704 shares issued
   and outstanding                                    138,127           138,127
  Additional paid-in capital                       31,633,413        31,633,413
  Retained earnings                                39,701,006        38,328,992
                                                 ------------      ------------
     Total shareholders' equity                    71,480,376        70,108,362
                                                 ------------      ------------
     Total liabilities and shareholders'
      equity                                     $294,708,179      $286,173,404
                                                 ============      ============

              See Notes to Consolidated Financial Statements.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                                     Three Months Ended
                                                          April 30,
                                                 -------------------------
                                                     1998          1999
                                                 -----------   -----------
Net sales                                        $46,546,294   $57,532,267
Cost of sales                                     33,229,130    40,318,303
                                                 -----------   -----------
  Gross profit                                    13,317,164    17,213,964
                                                 -----------   -----------
Operating expenses:
  Warehouse and shipping                           1,888,758     2,893,137
  Selling, general and administrative              5,856,672     9,239,206
  Depreciation and amortization                    1,596,115     2,772,547
                                                 -----------   -----------
     Total operating expenses                      9,341,545    14,904,890
                                                 -----------   -----------
Income from operations                             3,975,619     2,309,074
                                                 -----------   -----------
Other income (expense):
  Interest expense, net                           (3,537,324)   (4,552,875)
  Other income (expense)                              48,704        (7,049)
                                                 -----------   -----------
     Other income (expense), net                  (3,488,620)   (4,559,924)
                                                 -----------   -----------
Income (loss) before income taxes                    486,999    (2,250,850)
Provision for (benefit from) income taxes            183,257      (878,836)
                                                 -----------   -----------
Net Income (loss)                                $   303,742   $(1,372,014)
                                                 ===========   ===========
Earnings (loss) per common shares:
  Basic                                                $0.02        $(0.10)
                                                       =====        ======
  Diluted                                              $0.02        $(0.10)
                                                       =====        ======
Weighted average number of common shares:
  Basic                                           13,669,122    13,812,704
                                                 ===========   ===========
  Diluted                                         17,618,366    15,212,443
                                                 ===========   ===========

            See Notes to Consolidated Financial Statements.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)

                                                          Three Months Ended
                                                               April 30,
                                                      --------------------------
                                                         1998            1999
                                                      ------------   -----------
Cash Flows from Operating Activities:
 Net income (loss)                                    $    303,742   $(1,372,014)
  Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:
     Depreciation and amortization                       1,596,115     2,772,547
     Amortization of senior note offering
      costs and note premium                                99,666       144,154
     Change in assets and liabilities,
      net of effects from acquisitions:
      (Increase) decrease in accounts receivable       (13,343,943)    4,506,840
      (Increase) decrease in inventories               (11,461,831)    8,556,696
      Decrease in advances on inventory purchases          489,501     1,136,099
      Increase in prepaid expenses and other assets        (28,808)   (3,011,155)
      (Decrease) increase in accounts payable          (15,879,168)    1,987,117
      Decrease in other payables and accrued expenses   (2,173,544)   (1,215,410)
                                                      ------------   -----------
         Net cash (used in) provided by
          operating activities                         (40,398,270)   13,504,874
                                                      ------------   -----------
Cash Flows from Investing Activities:
 Additions to property and equipment,
  net of disposals                                      (1,031,498)     (808,784)
 Net cash portion of purchase of intangible asset       (5,150,000)           --
                                                      ------------   -----------
         Net cash used in investing activities          (6,181,498)     (808,784)
                                                      ------------   -----------
Cash Flows from Financing Activities:
 Proceeds from the exercise of employee
  stock options                                            117,480            --
 Proceeds from the exercise of stock
  purchase warrants                                        275,000            --
 Proceeds from the conversion of preferred stock           268,780            --
 Net proceeds from the issuance of senior notes         41,500,000            --
 Net proceeds from (payments on) short-term debt         1,743,000    (5,639,369)
 Payments on capital lease and installment loans           (30,000)           --
 Payments on facility mortgage note                        (31,545)      (46,211)
 Payment on HBI Note (See Note 5)                               --      (529,075)
                                                      ------------   -----------
         Net cash provided by (used in)
          financing activities                          43,842,715    (6,214,655)
                                                      ------------   -----------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                       (2,737,053)    6,481,435
Cash and Cash Equivalents at Beginning of Period         7,667,119     6,111,603
                                                      ------------   -----------
Cash and Cash Equivalents at End of Period            $  4,930,066   $12,593,038
                                                      ============   ===========

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                     $    368,447   $   453,747
                                                      ============   ===========
  Income taxes paid during the period                 $  5,213,675   $   131,433
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

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. As such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999, filed with the Commission.

     The consolidated balance sheet of the Company as of January 31, 1999 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of April 30, 1999, the consolidated statements of income of the Company for the three months ended April 30, 1999 and 1998, and the consolidated statements of cash flow for the three months ended April 30, 1999 and 1998. Operating results for the three months ended April 30, 1999 are not necessarily indicative of the results for the full fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings per Share - Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the diluted earnings per share calculation, the interest incurred on the convertible securities, net of tax, is added back to net income. In accordance with generally accepted accounting principles, basic and diluted loss per share are the same for the three months ended April 30, 1999.

     Segments of an Enterprise - In June 1997, the Financial accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entitywide disclosures about the products and services an entity provides, the foreign countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 as of January 31, 1999 did not have a material impact on the Company's consolidated financial statements presentation because the Company does not have different operating segments as defined in SFAS No. 131.

NOTE 3.  SHORT-TERM DEBT

     At April 30, 1999, the Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") provided for borrowings on a revolving basis of up to $50 million, with a $3 million sublimit for letters of credit. In May 1999, the Credit Facility was renewed through May 2002. In connection with the renewal, the sublimit for letters of credit was increased to $10 million. Borrowings under the Credit Facility are limited to eligible

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SHORT-TERM DEBT - (Continued)

accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $5 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At April 30, 1999, there was no outstanding balance under the Credit Facility and there were $4.2 million of outstanding letters of credit.

NOTE 4.  LONG-TERM DEBT

     The Company's long-term debt at January 31, 1999 and April 30, 1999 consists of the following:

Description                                January 31, 1999  April 30, 1999
-----------                                ----------------  --------------
10 3/8% Senior Notes due May 2007, net       $157,453,466     $157,403,171
8.5% Subordinated Debenture due May 2004,
 net                                            6,479,966        6,479,966
7.5% Convertible Subordinated Debentures
  due June 2006                                 4,778,643        4,778,643
J.P. Fragrances Debenture due May 2001, net     2,710,915        2,769,848
Miami Lakes Facility Mortgage Note due
  July 2004                                     5,694,068        5,647,857
Other Indebtedness                              2,903,465          903,465
                                             ------------     ------------
Total Long-Term Debt, gross                   180,020,523      177,982,950
   Less Current Portion of Long-Term Debt       3,861,767        1,853,266
                                             ------------     ------------
Total Long-Term Debt, net                    $176,158,756     $176,129,684
                                             ============     ============

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     In March 1996, the Company completed the acquisition (the Halston Acquisition") from Halston Borghese, Inc. ("HBI") and its affiliates of certain assets relating to the Halston fragrance brands, including trademarks, inventory and intangible assets. As part of the consideration for the Halston Acquisition, the Company issued a $2 million note to HBI (the "HBI Note"), which was to be repaid with interest in October 1997. In September 1997, the Company set off indemnification claims for breach of the asset purchase agreement by HBI against amounts owed under the HBI Note. The parties submitted the matter to arbitration in July 1998, and in April 1999, the parties settled the dispute. Pursuant to the settlement, the HBI Note was canceled and all claims of HBI were released in exchange for a payment from the Company of approximately $530,000. As a result of the settlement, the HBI Note and accrued interest thereon were removed from the Current portion of long-term liabilities in the Company's Consolidated Balance Sheet at April 30, 1999.

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

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES

     The provision for income taxes for the three months ended April 30, 1999 was calculated based upon an estimated tax rate of 39% for the full fiscal year ending January 31, 2000.

NOTE 7.  STOCK OPTION PLANS

     During the three months ended April 30, 1999, the Company granted options for the purchase of 235,000 shares of Common Stock at an exercise price of $6.00 per share under the Company's 1995 Stock Option Plan (the "1995 Plan"). In March 1999, the Company's Board of Directors approved, subject to shareholder approval, an increase in the number of shares of Common Stock that may be issued under the 1995 Plan from 1,500,000 to 2,200,000. At April 30, 1999, the Company had granted options to purchase in the aggregate 1,387,040 shares of Common Stock under the 1995 Plan.

NOTE 8.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
         ACTIVITIES

     The Company incurred the following non-cash financing and investing activities during the three months ended April 30, 1998:

                                                Three Months Ended
                                                  April 30, 1998
                                                  --------------
  Conversion of 7.5% Convertible
   Subordinated Debentures (including
   accrued interest) into Common Stock             $    49,880
                                                   ===========
  Transactions in connection with the
   March 1998 acquisition of the assets
   of J.P. Fragrances, Inc. ("JPF"):
    Issuance of Debenture to JPF                   $ 2,514,472
                                                   ===========
    Assumption of JPF's accounts payables          $10,560,577
                                                   ===========

There were no non-cash financing and investing activities during the three months ended April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this Quarterly Report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or suppliers and the Company's ability to maintain and develop relationships with customers and suppliers; the substantial indebtedness and debt service obligations of the Company; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and fragrance industries; the retention and availability of key personnel; and general economic and business conditions. The Company cautions that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements of the Company and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on the Company's results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

     This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended January 31, 1999. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

Results of Operations

Three Months Ended April 30, 1999 Compared to the Three Months Ended April 30, 1998

     Net Sales. Net sales increased $11.0 million, or 23.6%, to $57.5 million for the three months ended April 30, 1999, from $46.5 million for the three months ended April 30, 1998. The increase in net sales for the quarter was attributable to an increase in sales of both the Company's owned or licensed brands (collectively, the "Controlled Brands"), including the brands acquired as part of the January 1999 acquisition (the "PSI Acquisition") of the assets of Paul Sebastian, Inc. ("PSI"), and brands that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands"). The increase in net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that increased sales have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products.

     Gross Profit. Gross profit increased $3.9 million, or 29.3%, to $17.2 million for the three months ended April 30, 1999, from $13.3 million for the three months ended April 30, 1998. The increase in gross profit was primarily attributable to the increase in product sales of both the Controlled Brands and the Distributed Brands. Gross margins increased from 28.6% to 29.9%, primarily as a result of a proportionally larger increase in sales of Controlled Brands, which typically sell at higher margins than the Distributed Brands.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $1.0 million, or 53.2%, to $2.9 million for the three months ended April 30, 1999, from $1.9 million for the three months ended April 30, 1998. The increase resulted primarily from an increase in labor and freight costs, which were associated with both the increase in net sales and the shipment of inventory from the PSI Acquisition, and an increase in inventory reserves.

     SG&A. Selling, general and administrative ("SG&A") expenses increased $3.4 million, or 57.8%, to $9.2 million for the three months ended April 30, 1999, from $5.9 million for the three months ended April 30, 1998. Of the increase in SG&A expenses, approximately $2.8 million represented an increase in selling and marketing expenses, primarily as a result of the additional sales force and promotional and marketing expenses related to the Paul Sebastian and Nautica prestige fragrance lines added in connection with the PSI Acquisition. General and administrative expenses for the three months ended April 30, 1999 increased $600,000 primarily as a result of the addition of administrative personnel and an increase in accounts receivable reserves. As a percentage of net sales, SG&A expenses increased from 12.6% for the three months ended April 30, 1998 to 16.1% for the three months ended April 30, 1999 as a result of the addition of the PSI business.

     Depreciation and Amortization. Depreciation and amortization increased $1.2 million, or 73.7%, to $2.8 million for the three months ended April 30, 1999, from $1.6 million for the three months ended April 30, 1998. The increase was primarily attributable to the amortization of intangibles acquired in connection with the PSI Acquisition, the Company's acquisition of the assets of JPF in March 1998 (the "JPF Acquisition") and the Company's acquisition of the license for Wings by Giorgio Beverly Hills in November 1998.

     Interest Expense, Net. Interest expense, net of interest income, increased $1.0 million, or 28.7% to $4.6 million for the three months ended April 30, 1999, from $3.6 million for the three months ended April 30, 1998. This increase was primarily due to an increase in average debt outstanding resulting from the April 1998 offering of $40 million principal amount of 10 3/8% Senior Notes due 2007.

     Net Income. The Company incurred a net loss of $1.4 million for the three months ended April 30, 1999, compared to net income of $0.3 million for the three months ended April 30, 1998, primarily as a result of an increase in selling and marketing expenses associated with the addition of the PSI business and an increase in interest expense, partially offset by an increase in net sales.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $0.5 million, or 9%, to $5.1 million for the three months ended April 30, 1999, from $5.6 million for the three months ended April 30, 1998. The EBITDA margin decreased to 8.8% for the three months ended April 30, 1999, from 12.0% for the three months ended April 30, 1998. The decreases in EBITDA and EBITDA margin were primarily attributable to the selling and marketing expenses associated with the PSI Acquisition discussed above.

Financial Condition

     The Company improved its working capital utilization during the quarter ended April 30, 1999. The Company generated $13.5 million of net cash from operations during the three months ended April 30, 1999, compared to using $40.4 million of net cash in operations during the three months ended April 30, 1998, primarily as a result of a significant decrease in accounts receivable and inventory. The Company's use of net cash in operations during the three months ended April 30, 1998 included inventory and accounts receivable acquired in connection with the JPF Acquisition in March 1998.

    The Company's Credit Facility with Fleet, which provides for borrowings on a revolving basis of up to $50 million (including up to $10 million in letters of credit) for general corporate purposes, including working capital needs and acquisitions, was renewed through May 2002. See Note 3 to the Notes to Consolidated Financial Statements. In connection with the renewal, loans under the revolving credit portion of the Credit Facility now bear interest, at the option of the Company, at a floating rate ranging from either (i) 1.625% over the London InterBank Offered Rate ("LIBOR") to 2.125% over LIBOR or
(ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, in each case depending on the ratio of the Company's funded debt to capital base. In connection with the renewal, the Credit Facility was amended to permit the Company to repurchase up to an aggregate of $5 million of its Common Stock. At April 30, 1999, the Company had no amounts borrowed under the Credit Facility and approximately $4.2 million of outstanding letters of credit.

     In May 1999, the Company's Board of Directors authorized a share repurchase program that allows the Company to purchase up to an aggregate of $5 million of its Common Stock. Under the terms of the program, which has no expiration date, the Company may buy stock, from time to time, in the open market, depending on market conditions and other factors. As of June 3, 1999, the Company had repurchased an aggregate of 13,000 shares of its Common Stock under the share repurchase program.

Year 2000

     The Company has evaluated both its information technology ("IT") systems and technologies which include embedded ("Non-IT") systems for Year 2000 compliance. The Company believes that its IT and Non-IT systems are Year 2000 compliant. The primary IT systems of the Company are: (1) a fully-integrated accounting, forecasting, purchasing and order-entry software system; (2) an electronic data interchange ("EDI") system, which allows customers of the Company to order products electronically from the Company and to be invoiced electronically for those orders; and (3) a distribution management system, which assists the Company in facilitating and managing the shipment of products to its customers. The software companies that developed those systems all have represented to the Company that their systems are Year 2000 compliant. In fact, all three systems are relatively new, having been installed at the Company over the last twenty-four months. The Company anticipates adding new features to its existing distribution management system during the Summer of 1999, which will allow the Company to better manage the receipt and control of its inventory. The software developer of the distribution management system has represented that the new features of the system will be Year 2000 compliant. Other IT systems include the Company's personal computers, servers and associated software, all of which the Company believes are Year 2000 compliant. The Company's Non-IT systems, which are generally embedded in its equipment and machinery, have been evaluated for Year 2000 compliance. The Company believes that all of its Non-IT systems are Year 2000 compliant.

     As part of the Year 2000 project, the Company has identified relationships with third parties, including customers, suppliers and service providers, which the Company believes are material to its business and operations. The Company has contacted these third parties through questionnaires, letters or interviews in an effort to determine the status of their Year 2000 readiness. The Company has already received responses from many of those third parties and will follow up with them until it is satisfied with the reported status of their Year 2000 compliance efforts. The Company expects to complete its third-party compliance review process by August 1999. Additionally, the Company has been testing and will continue to test EDI transmissions to its customers to determine Year 2000 compliance. For the remainder of 1999 and into 2000, the Company will continue to assess and monitor the progress of its material third party customers, suppliers and service providers in resolving Year 2000 issues.

     Because the Year 2000 compliance features of the Company's IT systems were an integral part of its recently-procured management information systems, no specific costs have been attributed by the Company to the Year 2000 compliance of its systems. Additionally, to date, the Company has not determined that any of its Non-IT systems need to be fixed or replaced due to Year 2000 issues. Although, the Company has incurred and expects to continue to incur labor and material costs associated with the assessment, testing and monitoring of the Year 2000 compliance of its own systems and those of its material third party customers, suppliers and service providers, these costs have not been and are not anticipated to be material to the Company's business, results of operations or financial position.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it is materially at risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations. The only debt instrument of the Company that is subject to interest rate fluctuations is its $50 million Credit Facility. While inflation likely would increase the interest rates that the Company pays on its Credit Facility, based on the amounts and projected utilization of the Credit Facility, the Company does not anticipate that any such increase would be material to its results of operations. Further, all of the Company's purchases of fragrances and related cosmetic products from foreign suppliers are in U.S. dollars, which avoids foreign currency exchange rate risks. Moreover, while the Company's international sales may be subject to foreign currency fluctuation risks, such sales, and any currency fluctuations relating to those sales, have not been and are not expected to be material to the Company's results of operations. The Company does not believe that it experienced any material change in its market risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations during the three months ended April 30, 1999.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                          Description
----------------------------------------------------------------------
3.1 Amended and Restated Articles of Incorporation of the Company dated March 6, 1996 (incorporated herein by reference to Exhibit 3.1 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

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

4.7 Third Amendment to Credit Agreement and Other Transaction Documents dated as of May 17, 1999, between the Company and Fleet National Bank.

Exhibit
Number                          Description
----------------------------------------------------------------------
10.1 Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation ("Bedford"), Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

10.2 Amendment dated as of March 20, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-K for the year ended January 31, 1996 (Commission File No. 1-6370)).

10.3 Second Amendment dated as of July 22, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and the Estate of Eugene Ramos (incorporated herein by reference to Exhibit 10.3 filed as part of the Company's Form 10-Q for the quarter ended July 31, 1996 (Commission File No. 1-6370)).

10.4 Employment Agreement dated as of April 6, 1998, between the Company and Paul West (incorporated herein by reference to Exhibit 10.5 filed as part of the Company's Form 10-K for the year ended January 31, 1999 (Commission File No. 1-6370)).

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

10.7 Asset Purchase Agreement dated as of February 25, 1998, by and between the Company, J.P. Fragrances, Inc., Joseph A. Pappalardo and Gloria Pappalardo (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated March 31, 1998 (Commission File No. 1-6370)).


10.8 Amendment to Asset Purchase Agreement dated as of March 30, 1998, by and between the Company, J.P. Fragrances, Inc., Joseph A. Pappalardo and Gloria Pappalardo (incorporated herein by reference to Exhibit 2.2 filed as a part of the Company's Form 8-K dated March 31, 1998 (Commission File No. 1-6370)).

10.9 Lease Agreement dated as of May 4, 1998, between the Company and Mac Papers, Inc. (incorporated by reference to
            Exhibit 10.13 filed as a part of the Company's Form 10-Q for the quarter ended April 30, 1998 (Commission File No. 1-6370)).

10.10 Asset Purchase Agreement dated as of January 20, 1999, by and between the Company and Paul Sebastian, Inc.
            (incorporated herein by reference to Exhibit 2.1 filed as part of the Company's Form 8-K dated January 21, 1999
            (Commission File No. 1-6370)).

27.1        Financial Data Schedule.

----------------------

         The foregoing list omits instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)      Reports on Form 8-K.

    (1) A Current Report on Form 8-K dated January 21, 1999 was filed on February 3, 1999 reporting the PSI Acquisition under Item
         2. Acquisition or Disposition of Assets.

    (2) An amended Current Report on Form 8-K dated January 21, 1999 was filed on April 5, 1999 setting forth the audited financial statements of PSI for the fiscal years ended December 31, 1997 and 1998 and unaudited pro forma financial data for the Company reflecting the PSI Acquisition and the JPF Acquisition under Item 7. Financial Statements and Exhibits.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FRENCH FRAGRANCES, INC.

Date: June 3, 1999                /s/ E. Scott Beattie
                                  -----------------------------
                                  E. Scott Beattie
                                  President and Chief Executive
                                  Officer
                                  (Principal Executive Officer)


Date: June 3, 1999                /s/ William J. Mueller
                                  -----------------------------
                                  William J. Mueller
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)