Form 10-Q
period 1999-07-31
FRENCH FRAGRANCES INC
filed 1999-09-02
CIK 95052

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended July 31, 1999

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

                        Yes  [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
                       Class                    September 2, 1999
                       -----                    -----------------

      Common Stock, $.01 par value       13,842,828  shares

                     FRENCH FRAGRANCES, INC.


                        INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                       Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         January 31, 1999 and July 31, 1999. . . . . . . . . . . . . .  3

         Consolidated Statements of Income -
         Three and Six Months Ended July 31, 1998 and 1999 . . . . . .  4

         Consolidated Statements of Cash Flows -
         Six Months Ended July 31, 1998 and 1999 . . . . . . . . . . .  5

         Notes to Consolidated Financial Statements. . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . .  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . 13

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                     January 31, 1999  July 31, 1999
ASSETS                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                           $  6,111,603     $  1,577,422
  Accounts receivable, net                              51,796,247       55,435,188
  Inventories                                          133,305,803      133,337,106
  Advances on inventory purchases                        7,553,560        9,422,463
  Prepaid expenses and other assets                      5,758,399       10,698,527
                                                      ------------     ------------
     Total current assets                              204,525,612      210,470,706
                                                      ------------     ------------
Property and equipment, net                             19,020,630       19,989,243
                                                      ------------     ------------
Other assets:
  Exclusive brand licenses and trademarks, net          55,658,151       52,371,143
  Senior note offering costs, net                        4,491,073        4,220,041
  Deferred income taxes, net                             1,208,153        1,208,153
  Other intangibles and other assets                     9,804,560        8,696,740
                                                      ------------     ------------
     Total other assets                                 71,161,937       66,496,077
                                                      ------------     ------------
     Total assets                                     $294,708,179     $296,956,026
                                                      ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                     $  5,639,369       13,101,000
  Accounts payable - trade                              21,698,507       25,670,713
  Other payables and accrued expenses                   15,869,404        9,367,180
  Current portion of long-term debt                      3,861,767        1,769,969
                                                      ------------     ------------
     Total current liabilities                          47,069,047       49,908,862
                                                      ------------     ------------
Long-term debt, net (See Note 4)                       176,158,756      175,098,603
                                                      ------------     ------------
     Total liabilities                                 223,227,803      225,007,465
                                                      ------------     ------------
Commitments and contingencies (See Note 6)
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000 shares
   authorized; 271,596 and 265,801 shares issued
   and outstanding, respectively                             2,716            2,658

  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429 shares
   authorized; 511,355 and 502,520 shares issued
   and outstanding, respectively                             5,114            5,026
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 13,812,704 and 13,867,908 shares
   issued and outstanding, respectively                    138,127          138,679
  Additional paid-in capital                            31,633,413       31,815,546
  Treasury stock (50,000 shares at cost)                        --         (363,200)
  Retained earnings                                     39,701,006       40,349,852
                                                      ------------     ------------
     Total shareholders' equity                         71,480,376       71,948,561
                                                      ------------     ------------
     Total liabilities and shareholders' equity       $294,708,179     $296,956,026
                                                      ============     ============

              See Notes to Consolidated Financial Statements.
</TABLE
                                     3


                 FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                        Three Months Ended           Six Months Ended
                                             July 31,                    July 31,
                                        1998         1999           1998          1999
                                    -----------  -----------   ------------  ------------
Net sales                           $61,899,682  $59,711,563   $108,445,976  $117,243,830
Cost of sales                        43,481,703   34,419,575     76,710,833    74,737,878
                                    -----------  -----------   ------------  ------------
    Gross profit                     18,417,979   25,291,988     31,735,143    42,505,952

Operating expenses:
  Warehouse and shipping              2,213,298    3,859,565      4,102,056     6,752,701
  Selling, general and
   administrative                     6,632,114   10,837,940     12,488,786    20,077,147
  Depreciation and amortization       1,835,143    2,721,666      3,431,258     5,494,212
                                    -----------  -----------   ------------  ------------
         Total operating expenses    10,680,555   17,419,171     20,022,100    32,324,060
                                    -----------  -----------   ------------  ------------
Income from operations                7,737,424    7,872,817     11,713,043    10,181,892
                                    -----------  -----------   ------------  ------------
Other income (expense):
  Interest expense, net              (4,963,273)  (4,573,201)    (8,500,597)   (9,126,076)
  Other income                           38,971       15,851         87,675         8,801
                                    -----------  -----------   ------------  ------------
    Other income (expense), net      (4,924,302)  (4,557,350)    (8,412,922)   (9,117,275)
                                    -----------  -----------   ------------  ------------
Income before income taxes            2,813,122    3,315,467      3,300,121     1,064,617
Provision for income taxes            1,102,646    1,294,607      1,285,903       415,771
                                    -----------  -----------   ------------  ------------
Net income                          $ 1,710,476  $ 2,020,860   $  2,014,218  $    648,846
                                    ===========  ===========   ============  ============
Earnings per common share:
  Basic                                   $0.12        $0.15          $0.15         $0.05
                                          =====        =====          =====         =====
  Diluted                                 $0.10        $0.13          $0.12         $0.04
                                          =====        =====          =====         =====

Weighted average number of
 common shares:
   Basic                             13,805,442   13,813,764     13,737,282    13,813,234
                                     ==========   ==========     ==========    ==========
   Diluted                           17,750,557   16,075,563     17,684,462    15,644,003
                                     ==========   ==========     ==========    ==========

              See Notes to Consolidated Financial Statements.

                                     4

                 FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)
                                                                   Six Months Ended
                                                                       July 31,
                                                                  1998          1999
                                                             ------------    -----------
Cash Flows from Operating Activities:
  Net income                                                 $  2,014,218    $   648,846
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                            3,431,258      5,494,212
       Amortization of senior note offering costs
        and note premium                                          264,641        287,138
       Change in assets and liabilities,
        net of effects from acquisitions:
         Increase in accounts receivable                      (17,234,681)    (4,394,441)
         Increase in inventories                              (39,449,337)    (1,004,254)
         Decrease (increase) in advances on
          inventory purchases                                     582,950     (1,868,903)
         Increase in prepaid expenses and other assets           (383,637)    (4,884,668)
         Increase in accounts payable                             471,730      3,972,209
         Decrease in other payables and accrued expenses       (3,845,238)    (6,244,701)
                                                             ------------    -----------
           Net cash used in operating activities              (54,148,096)    (7,994,562)
                                                             ------------    -----------
Cash Flows from Investing Activities:
    Net cash portion of purchase of intangible asset           (5,150,000)            --
    Additions to property and equipment, net of disposals      (1,649,583)    (2,123,457)
                                                             ------------    -----------
           Net cash used in investing activities               (6,799,583)    (2,123,457)
                                                             ------------    -----------
Cash Flows from Financing Activities:
    Proceeds from the exercise of employee stock options          117,480             --
    Proceeds from the exercise of stock purchase warrants         275,000             --
    Net proceeds from the issuance of senior notes             41,500,000             --
    Payments to retire subordinated debentures                   (500,000)            --
    Proceeds from the conversion of preferred stock               268,778        182,539
    Payments on term loans                                       (475,336)    (1,615,362)
    Net proceeds from short-term debt                          13,526,000      7,461,631
    Payments on capital lease and installment loans               (50,000)            --
    Payments on facility mortgage note                            (64,183)       (81,770)
    Repurchase of common stock                                         --       (363,200)
                                                             ------------    -----------
           Net cash provided by financing activities           54,597,739      5,583,838
                                                             ------------    -----------

Net Decrease in Cash and Cash Equivalents                      (6,349,940)    (4,534,181)
Cash and Cash Equivalents at Beginning of Period                7,667,119      6,111,603
                                                             ------------    -----------
Cash and Cash Equivalents at End of Period                   $  1,317,179    $ 1,577,422
                                                             ============    ===========

Supplemental Disclosure of Cash Flow Information:
    Interest paid during the period                          $  7,138,983    $ 8,496,074
                                                             ============    ===========
    Income taxes paid during the period                      $  5,426,475    $ 5,887,633
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

     The consolidated balance sheet of the Company as of January 31, 1999 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of July 31, 1999, the consolidated statements of income of the Company for the three and six months ended July 31, 1998 and 1999, and the consolidated statements of cash flow for the six months ended July 31, 1998 and 1999. Operating results for the three and six months ended July 31, 1999 are not necessarily indicative of the results for the full fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings per Share - Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the diluted earnings per share calculation, the interest incurred on the convertible securities, net of tax, is added back to net income. Such amounts were $56,737 and $54,657 for the three months ended July 31, 1998 and 1999, respectively, and $113,474 and $54,657 for the six months ended July 31, 1998 and 1999, respectively.

NOTE 3.  SHORT-TERM DEBT

    At July 31, 1999, the Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") provided for borrowings on a revolving basis of up to $50 million, with a $10 million sublimit for letters of credit. In May 1999, the Credit Facility was renewed through May 2002. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $5 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At July 31, 1999, the outstanding balance under the Credit Facility was $13.1 million and there were $4.1 million of outstanding letters of credit.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LONG-TERM DEBT

    The Company's long-term debt at January 31, 1999 and July 31, 1999 consisted of the following:

Description                                         January 31, 1999    July 31, 1999
-----------                                         ---------------     -------------
10 3/8% Senior Notes due May 2007, net                $157,453,466      $157,351,706
8.5% Subordinated Debenture due May 2004, net            6,479,966         6,479,966
7.5% Convertible Subordinated Debentures
 due June 2006                                           4,778,643         4,778,643
J.P. Fragrances Debenture due May 2001, net              2,710,915         1,828,781
Miami Lakes Facility Mortgage Note due July 2004         5,694,068         5,612,298
Other Indebtedness                                       2,903,465           817,178
                                                      ------------      ------------
Total Long-Term Debt, gross                            180,020,523       176,868,572
   Less Current Portion of Long-Term Debt                3,861,767         1,769,969
                                                      ------------      ------------
Total Long-Term Debt, net                             $176,158,756      $175,098,603
                                                      ============      ============

NOTE 5.  SHAREHOLDERS' EQUITY

    A schedule of the transactions in the common stock and the preferred stock of the Company and the additional paid-in capital accounts during the six months ended July 31, 1999 is as follows:

                            Preferred Stock                               Additional
                     Series B         Series C         Common Stock         Paid       Treasury
                  Shares  Amount   Shares  Amount   Shares      Amount     Capital      Stock
                  ---------------  ---------------  --------------------  ----------   --------
Balance at
January 31, 1999  271,596 $2,716  511,355  $5,114   13,812,704  $138,127  $31,633,413        --

Issuance of
Common Stock
upon exercise
of warrants                                              5,110        51          (51)

Issuance of
Common Stock
upon conversion
of Series B
convertible
preferred stock    (5,795)   (58)                       41,259       413      135,800


Issuance of
Common Stock
upon conversion
of Series C
convertible
preferred stock                    (8,835)     (88)      8,835        88       46,384

Repurchase of
Common Stock                                                                          $(363,200)
                  ------- ------  -------  ------   ----------  --------  ----------- ---------
Balance at
July 31, 1999     265,801 $2,658  502,520  $5,026   13,867,908  $138,679  $31,815,546 $(363,200)
                  ======= ======  =======  ======   ==========  ========  =========== =========

NOTE 6.  COMMITMENTS AND CONTINGENCIES

    The Company is a party to a number of pending legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

NOTE 7.  INCOME TAXES

    The provision for income taxes for the three and six months ended July 31, 1999 was calculated based upon an estimated tax rate of 39% for the full fiscal year ending January 31, 2000.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  STOCK OPTION PLANS

    During the six months ended July 31, 1999, the Company granted options for the purchase of 235,000 shares of Common Stock at an exercise price of $6.00 per share under the Company's 1995 Stock Option Plan (the "1995 Plan"). At the June 23, 1999 Annual Meeting of Shareholders, the Company's shareholders approved an increase in the number of shares of Common Stock which may be issued pursuant to stock options granted under the 1995 Plan from 1,500,000 to 2,200,000. At July 31, 1999, the Company had granted options to purchase in the aggregate 1,387,040 shares of Common Stock under the 1995 Plan. During the six months ended July 31, 1999, the Company granted options for 30,000 shares at an exercise price of $7.00 per share under the Company's Non-Employee Director Stock Option Plan.

NOTE 9.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

    The Company incurred the following non-cash financing and investing activities during the six months ended July 31, 1998:

                                                       Six Months Ended
                                                        July 31, 1998
                                                       ----------------
  Conversion of 7.5% Convertible Subordinated
    Debentures (including accrued interest) into
    Common Stock                                         $   187,315
                                                         ===========
  Transactions in connection with the acquisition
    of the assets of J.P. Fragrances, Inc. ("JPF"):
     Issuance of Debenture to JPF                        $ 2,514,472
                                                         ===========
     Assumption of JPF's accounts payables               $10,560,577
                                                         ===========

There were no non-cash financing and investing activities during the six months ended July 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), French Fragrances, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this Quarterly Report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or suppliers and the Company's ability to maintain and develop relationships with customers and suppliers; the substantial indebtedness and debt service obligations of the Company; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and fragrance industries; the retention and availability of key personnel; and general economic and business conditions. The Company cautions that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements of the Company and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on the Company's results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

    This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.
The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THE THREE MONTHS ENDED JULY 31,
1998

    Net Sales. Net sales decreased $2.2 million, or 3.5%, to $59.7 million for the three months ended July 31, 1999, from $61.9 million for the three months ended July 31, 1998. The decrease in net sales was primarily attributable to the decision of some of the Company's customers to schedule shipments of holiday gift sets for the third quarter this fiscal year as compared to the second quarter last fiscal year. Net sales of the brands of products that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands") declined during the three months ended July 31, 1999, as compared to the three months ended July 31, 1998, primarily as a result of the shifting of the customer gift set shipments discussed above and the increased sales realized during the three months ended July 31, 1998 due to significant customer pipeline orders for the Distributed Brands following the March 1998 acquisition (the "JPF Acquisition") of the assets of J.P. Fragrances, Inc. The decline in net sales was partially offset by an increase in net sales of the Company's owned or licensed brands (collectively, the "Controlled Brands"), including the brands acquired as part of the January 1999 acquisition (the "PSI Acquisition") of the assets of Paul Sebastian, Inc. ("PSI"). Management believes that net sales have benefited from its ability to provide customers with a larger selection of products and a continuous, direct supply of products.

    Gross Profit. Gross profit increased $6.9 million, or 37.3%, to $25.3 million for the three months ended July 31, 1999, from $18.4 million for the three months ended July 31, 1998. The increase in gross profit and gross margin (from 29.8% to 42.4%) was primarily attributable to the increase in product sales of Controlled Brands, which typically sell at higher margins than the Distributed Brands.

    Warehouse and Shipping Expense. Warehouse and shipping expenses increased $1.6 million, or 74.4%, to $3.9 million for the three months ended July 31, 1999, from $2.2 million for the three months ended July 31, 1998. The increase resulted primarily from an increase in labor costs, including additional supply chain management and operations personnel to accommodate anticipated volume growth and labor costs associated with the implementation of a new inventory management software system (including conducting a full physical inventory), and an increase in inventory reserves. Warehouse expenses also increased as a result of start-up expenses associated with the July 1999 engagement of an unaffiliated third party to lease and operate a facility in Pennsylvania which will serve as a distribution center for shipment of the Company's gift sets, as well as a returns processing center.

    SG&A. Selling, general and administrative ("SG&A") expenses increased $4.2 million, or 63.4%, to $10.8 million for the three months ended July 31, 1999, from $6.6 million for the three months ended July 31, 1998. As a percentage of net sales, SG&A expenses increased from 10.7% for the three months ended July 31, 1998 to 18.2% for the three months ended July 31, 1999. Of the increase in SG&A expenses, $3.9 million represented an increase in selling and marketing expenses, primarily as a result of the additional sales force and promotional and marketing expenses related to the prestige fragrance lines added in connection with the PSI Acquisition. General and administrative expenses for the three months ended July 31, 1999 increased $323,000 primarily as a result of an increase in accounts receivable reserves and the addition of administrative personnel.

    Depreciation and Amortization. Depreciation and amortization increased $887,000, or 48.3%, to $2.7 million for the three months ended July 31, 1999, from $1.8 million for the three months ended July 31, 1998. The increase was primarily attributable to the amortization of intangibles acquired in connection with the PSI Acquisition and the Company's acquisition of the license for Wings by Giorgio Beverly Hills in November 1998.

    Interest Expense, Net. Interest expense, net of interest income, decreased $390,000, or 7.9%, to $4.6 million for the three months ended July 31, 1999, from $5.0 million for the three months ended July 31, 1998. The decrease was primarily due to a decrease in the average debt outstanding under the credit facility (the "Credit Facility") with Fleet National Bank ("Fleet").

    Net Income. Net income increased $310,000, or 18.2%, to $2.0 million for the three months ended July 31, 1999, from $1.7 million for the three months ended July 31, 1998, as a result of the increase in net sales of Controlled Brands, which was partially offset by the increase in operating expenses primarily associated with the addition of the PSI business.

    EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $1.0 million, or 10.7%, to $10.6 million for the three months ended July 31, 1999, from $9.6 million for the three months ended July 31, 1998.
The EBITDA margin increased to 17.7% for the three months ended July 31, 1999, from 15.5% for the three months ended July 31, 1998. The increases in EBITDA and EBITDA margin are primarily attributable to the increase in product sales of higher margin Controlled Brands.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO THE SIX MONTHS ENDED JULY 31, 1998

    Net Sales. Net sales increased $8.8 million, or 8.1%, to $117.2 million for the six months ended July 31, 1999, from $108.4 million for the six months ended July 31, 1998. The increase in net sales was primarily attributable to an increase in net sales of Controlled Brands, including the brands acquired in connection with the PSI Acquisition, which was partially offset by a decline in net sales of Distributed Brands. The decrease in net sales of Distributed Brands reflected both the decision of some of the Company's customers to schedule shipments of holiday gift sets for the third quarter this fiscal year as compared to the second quarter last fiscal year and the increased sales realized during the three months ended July 31, 1998 as a result of the significant customer pipeline orders for the Distributed Brands following the March 1998 JPF Acquisition. The increase in net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that increased sales have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products.

    Gross Profit. Gross profit increased $10.8 million, or 33.9%, to $42.5 million for the six months ended July 31, 1999, from $31.7 million for the six months ended July 31, 1998. The increase in gross profit and gross margin (from 29.3% to 36.3%) was primarily attributable to the increase in product sales of Controlled Brands, which typically sell at higher margins than the Distributed Brands.

    Warehouse and Shipping Expense. Warehouse and shipping expenses increased $2.7 million, or 64.6%, to $6.8 million for the six months ended July 31, 1999, from $4.1 million for the six months ended July 31, 1998. The increase resulted primarily from an increase in labor costs, including additional supply chain management and operations personnel to accommodate anticipated volume growth and labor costs associated with the increase in net sales and the implementation of a new inventory management software system (including conducting a full physical inventory), and an increase in inventory reserves.

    SG&A. SG&A expenses increased $7.6 million, or 60.8%, to $20.1 million for the six months ended July 31, 1999, from $12.5 million for the six months ended July 31, 1998. As a percentage of net sales, SG&A expenses increased from 11.5% for the six months ended July 31, 1998 to 17.1% for the six months ended July 31, 1999. Of the increase in SG&A expenses, $6.7 million represented an increase in selling and marketing expenses, primarily as a result of the additional sales force and promotional and marketing expenses related to the prestige fragrance lines added in connection with the PSI Acquisition. General and administrative expenses for the six months ended July 31, 1999 increased $903,000 primarily as a result of the addition of administrative personnel and an increase in accounts receivable reserves.

    Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 60.1%, to $5.5 million for the six months ended July 31, 1999, from $3.4 million for the six months ended July 31, 1998. The increase was primarily attributable to the amortization of intangibles acquired in connection with the PSI Acquisition, the Company's acquisition of the license for Wings by Giorgio Beverly Hills in November 1998 and the JPF Acquisition.

    Interest Expense, Net. Interest expense, net of interest income, increased $625,000, or 7.3%, to $9.1 million for the six months ended July 31, 1999, from $8.5 million for the six months ended July 31, 1998. This increase was primarily due to an increase in average debt outstanding resulting from the April 1998 offering of $40 million principal amount of 10 3/8% Senior Notes due 2007.

    Net Income. Net income decreased $1.4 million, or 67.8%, to $649,000 for the six months ended July 31, 1999, from $2.0 million for the six months ended July 31, 1998, primarily as a result of an increase in selling, marketing and other operating expenses associated with the addition of the PSI business, which were partially offset by an increase in net sales and gross profit.

    EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $532,000, or 3.5%, to $15.7 million for the six months ended July

31, 1999, from $15.1 million for the six months ended July 31, 1998. The EBITDA margin decreased to 13.4% for the six months ended July 31, 1999, from 14.0% for the six months ended July 31, 1998. The increase in EBITDA was primarily attributable to the increase in product sales of higher margin Controlled Brands. The decrease in EBITDA margin was primarily attributable to the increase in SG&A expenses as a percentage of net sales.

FINANCIAL CONDITION

    The Company improved its working capital utilization during the six months ended July 31, 1999. The Company used $8.0 million of net cash for operations during the six months ended July 31, 1999, compared to using $54.1 million of net cash for operations during the six months ended July 31, 1998, primarily as a result of a smaller increase in accounts receivable and inventory relative to last year. The Company's use of net cash in operations during the six months ended July 31, 1998 included inventory and accounts receivable acquired in connection with the JPF Acquisition, while the Company's use of net cash in operations during the six months ended July 31, 1999 included inventory and accounts receivable acquired in connection with the PSI Acquisition.

    The Company's Credit Facility with Fleet, which provides for borrowings on a revolving basis of up to $50 million (including up to $10 million in letters of credit) for general corporate purposes, including working capital needs and acquisitions, was renewed through May 2002. See Note 3 to the Notes to Consolidated Financial Statements. In connection with the renewal, loans under the revolving credit portion of the Credit Facility now bear interest, at the option of the Company, at a floating rate ranging from either (i) 1.625% over the London InterBank Offered Rate ("LIBOR") to 2.125% over LIBOR or (ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, in each case depending on the ratio of the Company's funded debt to capital base. In connection with the renewal, the Credit Facility was amended to permit the Company to repurchase up to an aggregate of $5 million of its common stock, $.01 par value per share ("Common Stock"). At July
31, 1999, the outstanding balance under the Credit Facility was $13.1 million and there were $4.1 million of outstanding letters of credit.

    In May 1999, the Company's Board of Directors authorized a share repurchase program that allows the Company to purchase up to an aggregate of $5 million of its Common Stock. Under the terms of the program, which has no expiration date, the Company may buy stock, from time to time, in the open market, depending on market conditions and other factors. As of July 31, 1999, the Company had repurchased an aggregate of 50,000 shares of its Common Stock under the share repurchase program.

Year 2000

    The Company has evaluated both its information technology ("IT") systems and technologies which include embedded ("Non-IT") systems for Year 2000 compliance. The Company believes that its IT and Non-IT systems are Year 2000 compliant. The primary IT systems of the Company are: (1) a fully-integrated accounting, forecasting, purchasing and order-entry software system; (2) an electronic data interchange ("EDI") system, which allows customers of the Company to order products electronically from the Company and to be invoiced electronically for those orders; and (3) a distribution management system, which assists the Company in facilitating and managing the receipt and shipment of products. The software companies that developed those systems all have represented to the Company that their systems are Year 2000 compliant. Other IT systems include the Company's personal computers, servers and associated software, all of which the Company believes are Year 2000 compliant. The Company's Non-IT systems, which are generally embedded in its equipment and machinery, have been evaluated for Year 2000 compliance. The Company believes that all of its Non-IT systems are Year 2000 compliant.

    As part of the Year 2000 project, the Company has identified relationships with third parties, including customers, suppliers and service providers, which the Company believes are material to its business and operations. The Company has contacted these third parties through questionnaires, letters or interviews in an effort to determine the status of their Year 2000 readiness. The Company has received responses from many of those third parties and will continue to follow up with them until it is satisfied with the reported status of their Year 2000 compliance efforts. The Company expects to complete its third-party compliance review process by the end of the third quarter of fiscal 2000. Additionally, the Company has been testing and will continue to test EDI transmissions to its customers to determine Year 2000 compliance.
For the remainder of 1999 and into 2000, the Company will continue to assess and monitor the progress of its material third party customers, suppliers and service providers in resolving Year 2000 issues.

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

    Although the Company does not believe that the actual impact of Year 2000 issues will be material, the Company is currently developing contingency plans to respond to potential Year 2000 issues. In particular, the Company is developing contingency plans to receive product requirements and to receive and fulfill customer orders in the event that the delivery of products and the processing of customer transactions are affected by Year 2000 issues. The Company will continue to develop and refine its contingency plans based on tests with third parties and its assessment of other internal and outside risks. The Company anticipates completing the vast majority of its contingency planning by the end of the third quarter of fiscal 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company does not believe that it is materially at risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations. The only debt instrument of the Company that is subject to interest rate fluctuations is its $50 million Credit Facility. While inflation likely would increase the interest rates that the Company pays on its Credit Facility, based on the amounts and projected utilization of the Credit Facility, the Company does not anticipate that any such increase would be material to its results of operations. Further, all of the Company's purchases of fragrances and related cosmetic products from foreign suppliers are in U.S. dollars, which avoids foreign currency exchange rate risks. Moreover, while the Company's international sales may be subject to foreign currency fluctuation risks, such sales, and any currency fluctuations relating to those sales, have not been and are not expected to be material to the Company's results of operations. The Company does not believe that it experienced any material change in its market risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations during the six months ended July 31, 1999.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on June 23, 1999 in Miami Lakes, Florida.

(b) The following directors were elected at the Annual Meeting effective June 23, 1999: Rafael Kravec, J. W. Nevil Thomas, E. Scott Beattie, Fred Berens, George Dooley and Richard C. W. Mauran.

(c) The shareholders voted at the Annual Meeting on the matters set forth below. Broker non-votes were only received with respect to the proposal to amend the Company's 1995 Stock Option (the "1995 Plan").

     1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

                                                           Votes Cast
                                                           Against or
                                                For         Withheld
                                            ----------     ----------
                    Rafael Kravec           10,924,900      1,399,275
                    J. W. Nevil Thomas      12,232,969         91,206
                    E. Scott Beattie        12,233,969         90,206
                    Fred Berens             12,233,569         90,606
                    George Dooley           12,233,069         91,106
                    Richard C. W. Mauran    12,233,969         90,206

     2. The vote on the amendment to the 1995 Plan to increase the number of shares of Common Stock which may be issued pursuant to stock options granted under the 1995 Plan from 1,500,000 to 2,200,000 was 9,797,178 for, 2,502,481 against and 20,016 withheld.
         Additionally, there were 4,500 broker non-votes.

     3. The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 2000 was 12,318,513 for, 3,302 against and 2,360 withheld.

(d) Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

Exhibit
Number                                Description
----------------------------------------------------------------------------
3.1 Amended and Restated Articles of Incorporation of the Company dated March 6, 1996 (incorporated herein by reference to Exhibit 3.1 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

3.2 Amendment dated September 19, 1996 to the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 4.4 filed as a part of the Company's Form 10-Q for the quarter ended October 31, 1996 (Commission File No. 1-6370)).

Exhibit
Number                                Description
----------------------------------------------------------------------------
3.3      By-Laws of the Company (incorporated herein by reference to Exhibit
         3.2 filed as a part of the Company's Form 10-K for the fiscal year ended January 31, 1996 (Commission File No. 1-6370)).

4.1 Indenture dated as of May 13, 1997, between the Company and HSBC Bank USA (formerly Marine Midland Bank), as trustee (incorporated herein by reference to Exhibit 4.1 filed as a part of the Company's Form 8-K dated May 13, 1997 (Commission File No. 1-6370)).

4.2 Indenture dated as of April 27, 1998, between the Company and HSBC Bank USA (formerly Marine Midland Bank), as trustee (incorporated herein by reference to Exhibit 4.1 filed as a part of the Company's Form 8-K dated April 27, 1998 (Commission File No. 1-6370)).

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

4.7 Third Amendment to Credit Agreement and Other Transaction Documents dated as of May 17, 1999, between the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.7 filed as a part of the Company's Form 10-Q for the quarter ended April 30, 1999 (Commission File No. 1-6370)).

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

10.3 Second Amendment dated as of July 22, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and the Estate of Eugene Ramos (incorporated herein by reference to Exhibit 10.3 filed as a part of the Company's Form 10-Q for the quarter ended July 31, 1996 (Commission File No. 1-6370)).

Exhibit
Number                                                   Description
----------------------------------------------------------------------------
10.4 Employment Agreement dated as of April 6, 1998, between the Company and Paul West (incorporated herein by reference to Exhibit 10.5 filed as a part of the Company's Form 10-K for the year ended January 31, 1999 (Commission File No. 1-6370)).

10.5 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 4.11 filed as a part of the Company's Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

10.6     1995 Stock Option Plan (incorporated herein by reference to Exhibit
         4.12 filed as a part of the Company's Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

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

10.10 Asset Purchase Agreement dated as of January 20, 1999, by and between the Company and Paul Sebastian, Inc. (incorporated herein by reference to Exhibit 2.1 filed as a part of the Company's Form 8-K dated January 21, 1999 (Commission File No. 1-6370)).

27.1     Financial Data Schedule.
------------------

      The foregoing list omits instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)   Reports on Form 8-K.

      A Current Report on Form 8-K dated May 17, 1999 was filed on May 19, 1999 announcing that the Company's Board of Directors had approved a share repurchase program of up to $5 million of the Company's Common Stock.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FRENCH FRAGRANCES, INC.


Date:  September 2, 1999          /s/ E. Scott Beattie
                                  --------------------------------------------
                                  E. Scott Beattie
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  September 2, 1999          /s/ William J. Mueller
                                  --------------------------------------------
                                  William J. Mueller
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)