Form 10-Q
period 1999-10-31
FRENCH FRAGRANCES INC
filed 1999-12-13
CIK 95052

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended October 31, 1999

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

                        Yes  [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
                       Class                    December 10, 1999
                       -----                    -----------------
      Common Stock, $.01 par value       13,800,728  shares

                     FRENCH FRAGRANCES, INC.


                        INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                       Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets -
         January 31, 1999 and October 31, 1999 . . . . . . . . . . . .  3

         Consolidated Statements of Income -
         Three and Nine Months Ended October 31, 1998 and 1999 . . . .  4

         Consolidated Statements of Cash Flows -
         Nine Months Ended October 31, 1998 and 1999 . . . . . . . . .  5

         Notes to Consolidated Financial Statements. . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . .  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . 13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I.                       FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS.

                 FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                    January 31, 1999   October 31, 1999
ASSETS                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                          $   6,111,603       $  4,700,786
  Accounts receivable, net                              51,796,247        144,615,888
  Inventories                                          133,305,803        126,712,980
  Advances on inventory purchases                        7,553,560          3,598,944
  Prepaid expenses and other assets                      5,758,399          8,086,712
                                                      ------------       ------------
         Total current assets                          204,525,612        287,715,310
                                                      ------------       ------------
Property and equipment, net                             19,020,630         20,277,805
                                                      ------------       ------------
Other assets:
  Exclusive brand licenses and trademarks, net          55,658,151         50,709,221
  Senior note offering costs, net                        4,491,073          4,084,525
  Deferred income taxes, net                             1,208,153          1,208,153
  Other intangibles and other assets                     9,804,560          8,190,391
                                                      ------------       ------------
     Total other assets                                 71,161,937         64,192,290
                                                      ------------       ------------
     Total assets                                     $294,708,179       $372,185,405
                                                      ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                     $  5,639,369       $ 44,278,921
  Accounts payable - trade                              21,698,507         45,984,474
  Other payables and accrued expenses                   15,869,404         22,234,928
  Current portion of long-term debt                      3,861,767          1,771,902
                                                      ------------       ------------
     Total current liabilities                          47,069,047        114,270,225
                                                      ------------       ------------
Long-term debt, net (See Note 4)                       176,158,756        175,065,466
                                                      ------------       ------------
     Total liabilities                                 223,227,803        289,335,691

Commitments and contingencies (See Notes 3 and 6)
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000 shares
   authorized; 271,596 and 265,801 shares issued
   and outstanding, respectively                             2,716              2,658

  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429 shares
   authorized; 511,355 and 502,520 shares issued
   and outstanding, respectively                             5,114              5,025
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 13,812,704 and 13,946,228 shares
   issued and outstanding, respectively                    138,127            139,462
  Additional paid-in capital                            31,633,413         32,073,219
  Treasury stock (50,000 shares at cost)                        --           (363,200)
  Retained earnings                                     39,701,006         50,992,550
                                                      ------------       ------------
     Total shareholders' equity                         71,480,376         82,849,714
                                                      ------------       ------------
     Total liabilities and shareholders' equity       $294,708,179       $372,185,405
                                                      ============       ============

              See Notes to Consolidated Financial Statements.

                   FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                        Three Months Ended          Nine Months Ended
                                            October 31,                October 31,
                                        1998         1999           1998          1999
                                    ------------  ------------  ------------  ------------
Net sales                           $112,506,135  $153,719,284  $220,952,111  $270,963,115
Cost of sales                         78,900,821   100,591,767   155,611,654   175,329,645
                                    ------------  ------------  ------------  ------------
    Gross profit                      33,605,314    53,127,517    65,340,457    95,633,470

Operating expenses:
  Warehouse and shipping               3,537,255     6,425,285     7,639,311    13,177,988
  Selling, general and
   administrative                     11,507,284    21,160,290    23,996,070    41,237,436
  Depreciation and amortization        1,816,208     2,797,021     5,247,466     8,291,233
                                    ------------  ------------  ------------  ------------
      Total operating expenses        16,860,747    30,382,596    36,882,847    62,706,657
                                    ------------  ------------  ------------  ------------
Income from operations                16,744,567    22,744,921    28,457,610    32,926,813
                                    ------------  ------------  ------------  ------------
Other income (expense):
  Interest expense, net               (5,111,060)   (5,206,850)  (13,611,657)  (14,332,926)
  Income from sale of contract and
    intangible rights                    932,763            --       932,763            --
  Litigation settlement expense       (1,500,000)           --    (1,500,000)           --
  Other income (expense)                  93,007       (76,521)      180,682       (67,720)
                                    ------------  ------------  ------------  ------------
      Other income (expense), net     (5,585,290)   (5,283,371)  (13,998,212)  (14,400,646)
                                    ------------  ------------  ------------  ------------
Income before income taxes            11,159,277    17,461,550    14,459,398    18,526,167
Provision for income taxes             4,357,417     6,818,852     5,643,320     7,234,623
                                    ------------  ------------  ------------  ------------
Net income                          $  6,801,860  $ 10,642,698  $  8,816,078  $ 11,291,544
                                    ============  ============  ============  ============
Earnings per common share:
   Basic                                   $0.49         $0.77         $0.64         $0.82
                                           =====         =====         =====         =====
   Diluted                                 $0.42         $0.67         $0.52         $0.72
                                           =====         =====         =====         =====
Weighted average number of
 common shares:
   Basic                              13,812,704    13,843,835    13,762,423    13,823,434
                                      ==========    ==========    ==========    ==========
   Diluted                            16,485,419    15,979,532    17,284,781    15,755,846
                                      ==========    ==========    ==========    ==========
               See Notes to Consolidated Financial Statements.

                   FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)
                                                                  Nine Months Ended
                                                                     October 31,
                                                                  1998          1999
                                                             ------------   ------------
Cash Flows from Operating Activities:
  Net income                                                 $  8,816,078   $ 11,291,544
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                            5,247,466      8,291,233
       Amortization of senior note offering costs
        and note premium                                          408,073        428,925
       Change in assets and liabilities,
        net of effects from acquisitions:
         Increase in accounts receivable                      (57,706,806)   (93,575,141)
         (Increase) decrease in inventories                   (52,494,708)     5,619,872
         Decrease in advances on inventory purchases              177,449      3,954,616
         Increase in prepaid expenses and other assets         (1,073,325)    (2,272,851)
         Increase in accounts payable                          16,630,701     24,285,967
         Increase in other payables and accrued expenses        6,962,524      6,621,633
                                                             ------------   ------------
           Net cash used in operating activities              (73,032,548)   (35,354,202)

Cash Flows from Investing Activities:
  Net cash portion of purchase of intangible asset             (5,150,000)            --
  Additions to property and equipment, net of disposals        (1,742,711)    (3,039,355)
                                                             ------------   ------------
           Net cash used in investing activities               (6,892,711)    (3,039,355)
                                                             ------------   ------------
Cash Flows from Financing Activities:
  Proceeds from the exercise of stock options                     117,480        258,456
  Proceeds from the exercise of stock purchase warrants           275,000             --
  Net proceeds from the issuance of senior notes               41,500,000             --
  Payments to retire subordinated debentures                     (500,000)            --
  Proceeds from the conversion of preferred stock                 268,778        182,539
  Payments on term loans                                         (530,972)    (1,615,362)
  Net proceeds from short-term debt                            35,594,734     38,639,552
  Payments on capital lease and installment loans                 (50,000)            --
  Payments on facility mortgage note                              (97,469)      (119,245)
  Repurchase of common stock                                           --       (363,200)
                                                             ------------   ------------
           Net cash provided by financing activities           76,577,551     36,982,740


Net Decrease in Cash and Cash Equivalents                      (3,347,708)    (1,410,817)
Cash and Cash Equivalents at Beginning of Period                7,667,119      6,111,603
                                                             ------------   ------------
Cash and Cash Equivalents at End of Period                   $  4,319,411   $  4,700,786
                                                             ============   ============

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                            $  7,549,782   $  8,496,074
                                                             ============   ============
  Income taxes paid during the period                        $  7,134,031   $  5,887,633
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

     The consolidated balance sheet of the Company as of January 31, 1999 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of October 31, 1999, the consolidated statements of income of the Company for the three and nine months ended October 31, 1998 and 1999, and the consolidated statements of cash flow for the nine months ended October 31, 1998 and 1999. Operating results for the three and nine months ended October 31, 1999 are not necessarily indicative of the results for the full fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings per Share - Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the diluted earnings per share calculation, the interest incurred on the convertible securities, net of tax, is added back to net income. Such amounts were $50,458 and $54,657 for the three months ended October 31, 1998 and 1999, respectively, and $163,932 and $109,313 for the nine months ended October 31, 1998 and 1999, respectively.

NOTE 3.  SHORT-TERM DEBT

     At October 31, 1999, the Company's credit facility (the "Credit Facility") with Fleet National Bank provided for borrowings on a revolving basis of up to $50 million, with a $10 million sublimit for letters of credit. In May 1999, the Credit Facility was renewed through May 2002. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $5 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At October 31, 1999, the outstanding balance under the Credit Facility was $44.3 million and there were $1.8 million of outstanding letters of credit.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LONG-TERM DEBT

     The Company's long-term debt at January 31, 1999 and October 31, 1999 consisted of the following:

Description                                           January 31, 1999    October 31, 1999
-----------                                           ----------------    ----------------

10 3/8% Senior Notes due May 2007, net                  $157,453,466        $157,299,044
8.5% Subordinated Debenture due May 2004, net              6,479,966           6,479,966
7.5% Convertible Subordinated Debentures
  due June 2006                                            4,778,643           4,778,643
J.P. Fragrances Debenture due May 2001, net                2,710,915           1,887,714
Miami Lakes Facility Mortgage Note due July 2004           5,694,068           5,574,823
Other Indebtedness                                         2,903,465             817,178
                                                        ------------        ------------
Total Long-Term Debt, gross                              180,020,523         176,837,368
   Less Current Portion of Long-Term Debt                  3,861,767           1,771,902
                                                        ------------        ------------
Total Long-Term Debt, net                               $176,158,756        $175,065,466
                                                        ============        ============

NOTE 5.  SHAREHOLDERS' EQUITY

     A schedule of the transactions in the common stock and the preferred stock of the Company and the additional paid-in capital accounts during the nine months ended October 31, 1999 is as follows:

                            Preferred Stock                               Additional
                     Series B         Series C         Common Stock         Paid       Treasury
                  Shares  Amount   Shares  Amount   Shares      Amount     Capital      Stock
                  ---------------  ---------------  --------------------  ----------   --------
Balance at
January 31, 1999  271,596 $2,716  511,355  $5,114   13,812,704  $138,127  $31,633,413        --

Issuance of
Common Stock
upon exercise
of options                                              78,320       783      257,673

Issuance of
Common Stock
upon exercise
of warrants                                              5,110        51          (51)


Issuance of
Common Stock
upon conversion
of Series B
convertible
preferred stock    (5,795)   (58)                       41,259       412      135,800

Issuance of
Common Stock
upon conversion
of Series C
convertible
preferred stock                    (8,835)    (89)       8,835        89       46,384

Repurchase of
Common Stock                                                                          $(363,200)
                  ------- ------  -------  ------   ----------  --------  ----------- ---------
Balance at
October 31, 1999  265,801 $2,658  502,520  $5,025   13,946,228  $139,462  $32,073,219 $(363,200)
                  ======= ======  =======  ======   ==========  ========  =========== =========

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

NOTE 7.  INCOME TAXES

     The provision for income taxes for the three and nine months ended October 31, 1999 was calculated based upon an estimated tax rate of 39% for the full fiscal year ending January 31, 2000.

NOTE 8.  STOCK OPTION PLANS

     During the nine months ended October 31, 1999, the Company granted options for the purchase of 235,000 shares of Common Stock at an exercise price of $6.00 per share under the Company's 1995 Stock Option Plan (the "1995 Plan"). At the June 23, 1999 Annual Meeting of Shareholders, the Company's shareholders approved an increase in the number of shares of Common Stock which may be issued pursuant to stock options granted under the 1995 Plan from 1,500,000 to 2,200,000. During the nine months ended October 31, 1999, the Company granted options for 30,000 shares at an exercise price of $7.00 per share under the Company's Non-Employee Director Stock Option Plan.

NOTE 9.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

     The Company incurred the following non-cash financing and investing activities during the nine months ended October 31, 1998:

                                                       Nine Months Ended
                                                       October 31, 1998
                                                       ----------------
  Conversion of 7.5% Convertible Subordinated
    Debentures (including accrued interest) into
    Common Stock                                         $   187,315
                                                         ===========
  Transactions in connection with the acquisition
    of the assets of J.P. Fragrances, Inc. ("JPF"):
     Issuance of Debenture to JPF                        $ 2,514,472
                                                         ===========
     Assumption of JPF's accounts payables               $10,560,577
                                                         ===========
There were no non-cash financing and investing activities during the nine months ended October 31, 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1998

     Net sales. Net sales increased $41.2 million, or 36.7%, to $153.7 million for the three months ended October 31, 1999, from $112.5 million for the three months ended October 31, 1998. The increase in net sales was primarily attributable to an increase in net sales of the Company's owned or licensed brands (collectively, the "Controlled Brands"), including brands acquired as part of the January 1999 acquisition (the "PSI Acquisition") of the assets of Paul Sebastian, Inc. ("PSI"), as well as the decision of some of the Company's customers to schedule shipments of holiday gift sets for the third quarter this fiscal year as compared to the second quarter last fiscal year. The increase in net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that increased sales during the three months ended October 31, 1999 resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $19.5 million, or 58.1%, to $53.1 million for the three months ended October 31, 1999, from $33.6 million for the three months ended October 31, 1998. The increase in gross profit and gross margin (from 29.9% to 34.6%) was primarily attributable to the increase in product sales of Controlled Brands, which typically sell at higher margins than the prestige fragrance brands that are distributed by the Company on a non-exclusive basis through direct purchase relationships with manufacturers or other sources ("Distributed Brands").

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $2.9 million, or 81.7%, to $6.4 million for the three months ended October 31, 1999, from $3.5 million for the three months ended October 31, 1998. The increase resulted primarily from increased labor, freight and facility expenses associated with the opening of a new promotional set fulfillment center in Pennsylvania in July 1999 and the increased sales volume.

     SG&A. Selling, general and administrative ("SG&A") expenses increased $9.7 million, or 83.9%, to $21.2 million for the three months ended October 31, 1999, from $11.5 million for the three months ended October 31, 1998. As a percentage of net sales, SG&A expenses increased from 10.2% for the three months ended October 31, 1998 to 13.8% for the three months ended October 31, 1999. Of the increase in SG&A expenses, $8.1 million represented an increase in selling and marketing expenses, primarily as a result of the additional sales force and promotional and marketing expenses related to the prestige fragrance lines added in connection with the PSI Acquisition. General and administrative expenses for the three months ended October 31, 1999 increased $1.5 million primarily as a result of the addition of administrative personnel and an increase in the accrual for management incentive compensation resulting from the increase in pre-tax income.

     Depreciation and Amortization. Depreciation and amortization increased $981,000, or 54.0%, to $2.8 million for the three months ended October 31, 1999, from $1.8 million for the three months ended October 31, 1998. The increase was primarily attributable to the amortization of intangibles acquired in connection with the PSI Acquisition and the Company's acquisition of the license for Wings by Giorgio Beverly Hills in November 1998.

     Interest Expense, Net. Interest expense, net of interest income, increased $96,000, or 1.9%, to $5.2 million for the three months ended October 31, 1999, from $5.1 million for the three months ended October 31, 1998. The slight increase was primarily due to an increase in the average debt outstanding under the Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet").

     Net Income. Net income increased $3.8 million, or 56.5%, to $10.6 million for the three months ended October 31, 1999, from $6.8 million for the three months ended October 31, 1998, as a result of the increase in net sales of Controlled Brands, which was partially offset by the increase in operating expenses primarily associated with the addition of the PSI business.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $7.0 million, or 37.6%, to $25.5 million for the three months ended October 31, 1999, from $18.6 million for the three months ended October 31, 1998. The EBITDA margin increased slightly to 16.6% for the three months ended October 31, 1999, from 16.5% for the three months ended October 31, 1998. The increases in EBITDA and EBITDA margin are primarily attributable to the increase in product sales of higher margin Controlled Brands.

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1998

     Net Sales. Net sales increased $50.0 million, or 22.6%, to $271.0 million for the nine months ended October 31, 1999, from $221.0 million for the nine months ended October 31, 1998. The increase in net sales was primarily attributable to an increase in net sales of Controlled Brands, including the brands acquired in connection with the PSI Acquisition. The increase in net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that increased sales have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $30.3 million, or 46.4%, to $95.6 million for the nine months ended October 31, 1999, from $65.3 million for the nine months ended October 31, 1998. The increase in gross profit and gross margin (from 29.6% to 35.3%) was primarily attributable to the increase in product sales of Controlled Brands, which typically sell at higher margins than the Distributed Brands.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $5.5 million, or 72.5%, to $13.2 million for the nine months ended October 31, 1999, from $7.6 million for the nine months ended October 31, 1998. The increase resulted primarily from increased labor, freight and facility expenses associated with the opening of the new promotional set fulfillment center in Pennsylvania in July 1999 and the increased sales volume, and an increase in inventory reserves.

     SG&A. SG&A expenses increased $17.2 million, or 71.9%, to $41.2 million for the nine months ended October 31, 1999, from $24.0 million for the nine months ended October 31, 1998. As a percentage of net sales, SG&A expenses increased from 10.9% for the nine months ended October 31, 1999 to 15.2% for the nine months ended October 31, 1999. Of the increase in SG&A expenses, $14.8 million represented an increase in selling and marketing expenses, primarily as a result of the additional sales force and promotional and marketing expenses related to the prestige fragrance lines added in connection with the PSI Acquisition. General and administrative expenses for the nine months ended October 31, 1999 increased $2.4 million primarily as a result of the addition of administrative personnel and an increase in the allowance for bad debt.

     Depreciation and Amortization. Depreciation and amortization increased $3.0 million, or 58.0%, to $8.3 million for the nine months ended October 31, 1999, from $5.2 million for the nine months ended October 31, 1998. The increase was primarily attributable to the amortization of intangibles acquired in connection with the PSI Acquisition and the Company's acquisition of the license for Wings by Giorgio Beverly Hills in November 1998.

     Interest Expense, Net. Interest expense, net of interest income, increased $721,000, or 5.3%, to $14.3 million for the nine months ended October 31, 1999, from $13.6 million for the nine months ended October 31, 1998. This increase was primarily due to an increase in average debt outstanding resulting from the April 1998 offering of $40 million principal amount of 10 3/8% Senior Notes due 2007.

     Net Income. Net income increased $2.5 million, or 28.1%, to $11.3 million for the nine months ended October 31, 1999, from $8.8 million for the nine months ended October 31, 1998, primarily as a result of the increase in net sales and gross profit, which was partially offset by the increase in operating expenses associated with the addition of the PSI business.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $7.5 million, or 22.3%, to $41.2 million for the nine months ended October 31, 1999, from $33.7 million for the nine months ended October 31, 1998. The EBITDA margin decreased slightly to 15.2% for the nine months ended October 31, 1999, from 15.3% for the nine months ended October 31, 1998. The increase in EBITDA was primarily attributable to the increase in product sales of higher margin Controlled Brands. The slight decrease in EBITDA margin was primarily attributable to the increase in SG&A expenses as a percentage of net sales.

Financial Condition

     The Company improved its working capital utilization during the nine months ended October 31, 1999. The Company used $35.4 million of net cash for operations during the nine months ended October 31, 1999, compared to using $73.0 million of net cash for operations during the nine months ended October 31, 1998, primarily as a result of a decrease in inventory, which was partially offset by an increase in accounts receivable relative to last year. The increase in accounts receivable related primarily to the significant increase in volume of products shipped in October of 1999 compared to the same month last year. The Company's use of net cash in operations during the nine months ended October 31, 1998 included inventory and accounts receivable acquired in connection with the acquisition of the assets of J.P. Fragrances, Inc.

     The Company's Credit Facility with Fleet, which provides for borrowings on a revolving basis of up to $50 million (including up to $10 million in letters of credit) for general corporate purposes, including working capital needs and acquisitions, was renewed through May 2002. See Note 3 to the Notes to Consolidated

Financial Statements. In connection with the renewal, loans under the revolving credit portion of the Credit Facility now bear interest, at the option of the Company, at a floating rate ranging from either (i) 1.625% over the London InterBank Offered Rate ("LIBOR") to 2.125% over LIBOR or (ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, in each case depending on the ratio of the Company's funded debt to capital base. In connection with the renewal, the Credit Facility was amended to permit the Company to repurchase up to an aggregate of $5 million of its common stock, $.01 par value per share ("Common Stock"). At October 31, 1999, the outstanding balance under the Credit Facility was $44.3 million and there were $1.8 million of outstanding letters of credit. The Company expects to pay down its borrowings under the Credit Facility by the fiscal year end of January 31, 2000.

    In May 1999, the Company's Board of Directors authorized a share repurchase program that allows the Company to purchase up to an aggregate of $5 million of its Common Stock. Under the terms of the program, which has no expiration date, the Company may buy stock, from time to time, in the open market, depending on market conditions and other factors. As of October 31, 1999, the Company had repurchased an aggregate of 50,000 shares of its Common Stock under the share repurchase program.

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

    As part of the Year 2000 project, the Company has identified relationships with third parties, including customers, suppliers and service providers, which the Company believes are material to its business and operations. The Company has contacted these third parties through questionnaires, letters or interviews in an effort to determine the status of their Year 2000 readiness. The Company has received responses from many of those third parties and is satisfied with the reported status of their Year 2000 compliance efforts. Additionally, the Company has been testing and will continue to test EDI transmissions to its customers to determine Year 2000 compliance. For the remainder of 1999 and into 2000, the Company will continue to assess and monitor the progress of its material third party customers, suppliers and service providers in resolving Year 2000 issues.

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

    Although the Company does not believe that the actual impact of Year 2000 issues will be material, the Company has developed contingency plans to respond to potential Year 2000 issues. In particular, the Company has developed contingency plans to receive product requirements and to receive and fulfill customer orders in the event that the delivery of products and the processing of customer transactions are affected by Year 2000 issues. The Company will continue to develop and refine its contingency plans based on tests with third parties and its assessment of other internal and outside risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company does not believe that it is materially at risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations. The only debt instrument of the Company that is subject to interest rate fluctuations is its $50 million Credit Facility. While inflation likely would increase the interest rates that the Company pays on its Credit Facility, based on the amounts and projected utilization of the Credit Facility, the Company does not anticipate that any such increase would be material to its results of operations. Further, all of the Company's purchases of fragrances and related cosmetic products from foreign suppliers are in U.S. dollars, which avoids foreign currency exchange rate risks. Moreover, while the Company's international sales may be subject to foreign currency fluctuation risks, such sales, and any currency fluctuations relating to those sales, have not been and are not expected to be material to the Company's results of operations. The Company does not believe that it experienced any material change in its market risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations during the nine months ended October 31, 1999.

PART II.  OTHER INFORMATION

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

Exhibit
Number                                Description
----------------------------------------------------------------------------
10.2 Amendment dated as of March 20, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's
         Form 10-K for the year ended January 31, 1996 (Commission File No. 1-6370)).

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

                                        FRENCH FRAGRANCES, INC.


Date:   December 13, 1999               /s/ E. Scott Beattie
                                        --------------------
                                        E. Scott Beattie
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:   December 13, 1999               /s/ William J. Mueller
                                        ----------------------
                                        William J. Mueller
                                        Vice President and Chief Financial
                                         Officer
                                        (Principal Financial and Accounting
                                         Officer)