Form 10-K
period 2000-01-31
FRENCH FRAGRANCES INC
filed 2000-04-28
CIK 95052

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended January 31, 2000

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

    The aggregate market value of voting stock held by non-affiliates of the registrant as of April 27, 2000 was approximately $70.3 million based on the $7.88 per share average of the bid and ask prices for the Common Stock on the Nasdaq National Market on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant's directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of April 27, 2000, the registrant had 13,249,951 shares of Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 2000.

                     French Fragrances, Inc.

                            FORM 10-K

                        TABLE OF CONTENTS

Part I                                                            Page

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . 11

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . 12

Item 4.   Submission of Matters to a Vote of Security Holders. . . 12


Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . 13

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . 14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . 15

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk. . . . . . . . . . . . . . . . . . . . . . . 21

Item 8.   Financial Statements and Supplementary Data. . . . . . . 22

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . 42


Part III

Item 10.  Directors and Executive Officers of the Registrant . . . 42

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 42

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . 42

Item 13.  Certain Relationships and Related Transactions . . . . . 42


Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 42


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

     IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"), THE COMPANY (AS DEFINED BELOW) IS HEREBY PROVIDING CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE REFORM
ACT) MADE IN THIS ANNUAL REPORT ON FORM 10-K. ANY STATEMENTS THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO, EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES SUCH AS "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATED," "INTENDS," "PLANS" AND "PROJECTION") ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING AND MAY INVOLVE ESTIMATES AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, ANY SUCH STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO, AND ARE ACCOMPANIED BY, THE FOLLOWING KEY FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS: THE ABSENCE OF CONTRACTS WITH CUSTOMERS OR SUPPLIERS AND THE COMPANY'S ABILITY TO MAINTAIN AND DEVELOP RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS; THE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS OF THE COMPANY; THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES OR NEW BRANDS INTO THE COMPANY; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUPPLY CONSTRAINTS OR DIFFICULTIES; CHANGES IN THE RETAIL AND FRAGRANCE INDUSTRIES; THE RETENTION AND AVAILABILITY OF KEY PERSONNEL; AND GENERAL ECONOMIC AND BUSINESS CONDITIONS. THE COMPANY CAUTIONS THAT THE FACTORS DESCRIBED HEREIN COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS OF THE COMPANY AND THAT INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHER, ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES. NEW FACTORS EMERGE FROM TIME TO TIME, AND IT IS NOT POSSIBLE FOR THE COMPANY TO PREDICT ALL OF SUCH FACTORS. FURTHER, THE COMPANY CANNOT ASSESS THE IMPACT OF EACH SUCH FACTOR ON THE COMPANY'S RESULTS OF OPERATIONS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1.   BUSINESS

General

     French Fragrances, Inc. (the "Company") is a manufacturer and marketer of prestige fragrances and related skin treatment and cosmetic products predominantly in the United States and principally to mass-market retailers and department stores. The Company has established itself as a source of approximately 235 fragrance brands through brand ownership, brand licensing and distribution arrangements. These brands include such brands as Halston, Halston Z-14, Grey Flannel, PS Fine Cologne for Men, Design, Casual, Nautica Classic, Nautica for Women, Nautica Competition, Wings by Giorgio Beverly Hills, Colors of Benetton, Ombre Rose and Faconnable. In addition to manufacturing many of the products the Company supplies to its retail customers, the Company provides brand marketing and logistics and fulfillment services to other fragrance and cosmetic product manufacturers for the United States mid-tier department store and mass market channels.

     The Company services more than 35,000 separate retail locations in the United States, including traditional and mid-tier department stores such as JCPenney, Sears, Kohl's, Macy's, Dayton's, Hudson's, Marshall Field's, Dillard's, Robinsons-May, Proffitt's and Nordstrom, mass retailers such as Wal-Mart, Target, T.J. Maxx and Kmart, drug stores such as Walgreens, Rite Aid, CVS, Eckerd and American Stores and independent fragrance, cosmetic, gift and other stores. In addition, during fiscal 2000, the Company initiated supply relationships with a number of internet-based retailers, including Ashford.com, Beauty.com, Bluefly.com, ibeauty.com and sephora.com, as well as with the Company's traditional retailers' web-based operations, including JCPenney.com and Wal-Mart.com. In fiscal 2000, sales to mass retailers, drug stores, independent fragrance, cosmetic, gift and other stores and internet-based retailers (collectively, "mass-market retailers") constituted approximately 70% of the Company's net sales, sales to traditional and mid-tier department stores constituted approximately 29% of net sales and the balance of the Company's sales was comprised of international sales.

     Over the past five years, the Company has emerged as a leading prestige fragrance marketer by (i) providing retailers a wide selection and reliable source of prestige products, (ii) increasing and diversifying the Company's market penetration by growing its customer base to more than 35,000 separate retail locations, (iii) consummating several acquisitions of prestige fragrance brands, (iv) enhancing the overall performance of its brands through the Company's marketing, logistics and fulfillment expertise, and (v) providing various category and inventory management services through the Company's e-commerce business-to-business platform. As a result, the Company's net sales have grown to approximately $361.2 million for fiscal 2000 from approximately $88.0 million for fiscal 1996. Over the same period, the Company has achieved a compounded annual growth rate of 40% in net sales, 57% in EBITDA (as defined in Item 6 "Selected Financial Data") and 50% in net income.

     The Company was formerly known as Suave Shoe Corporation, which was incorporated in 1960, and was the surviving corporation in a November 1995 reverse acquisition (the "Merger") by a privately-held fragrance distributor named French Fragrances, Inc. ("FFI"). See Note 1 to the Notes to Consolidated Financial Statements. FFI was organized in 1992 and has been a source of prestige fragrances and related cosmetic products to the United States mass market since its inception.

Business Strategy

     The Company's primary objective is to maintain and enhance its position as a leading manufacturer and marketer of prestige fragrances and related skin treatment and cosmetic products. The Company's strategy to achieve this objective includes the following:

     Acquire Control of Additional Prestige Brands. The Company continues to focus on acquiring ownership of, or exclusive licensing or distribution rights to, classic prestige fragrance brands that enjoy established consumer loyalty. These exclusive control positions allow the Company to actively manage the brand so as to enhance the brand's prestige value in the market and at the same time implement strategies intended to increase the brand's overall long-term profit contribution. During the last five years, the Company has made a number of acquisitions of prestige fragrance brands through purchases or exclusive licensing or distribution arrangements, including the Paul Sebastian brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for Women and Casual for Men (the "PSI Brands"), the Geoffrey Beene brands Grey Flannel and Bowling Green, the Halston brands Halston and Z-14, Wings by Giorgio Beverly Hills, Nautica Classic, Nautica for Women and Nautica Competition. See Note 2 to the Notes to Consolidated Financial Statements. Management believes that the Company's strong market position and reputation in the prestige fragrance industry, as well as its familiarity with a number of the brands it has acquired through prior distribution relationships, have assisted the Company in acquiring ownership or control of prestige fragrance brands and resulted in higher gross margins for the Company. Management also believes that its investment in a sales and marketing infrastructure to service the department store customers of the PSI Brands should better position the Company to acquire additional prestige fragrance brands. Although the Company is currently exploring additional acquisition opportunities for prestige fragrance brands, the Company has no current agreements or commitments for any additional acquisitions of brands, and there is, accordingly, no assurance that the Company will be able to complete any such acquisitions in the future.

     Strengthen and Expand Relationships with Retailers by Providing Value Added Services. The Company currently services more than 35,000 separate retail locations and continues to strive to increase the number of retail locations to which it supplies its products. The Company attributes its extensive retailer network to its ability to provide retailers with a consistent supply of product, as well as its ability to provide retailers, especially mass-market retailers, with a level of service typically not provided by its competitors. For example, in many cases, the Company's sales and marketing professionals work closely with major retailers to act as category managers by, among other things, providing the following services ("Category Management Services"): (i) the creation of regularly planned promotional campaigns and in-store displays designed to increase sales; (ii) the design of model stock assortments and planograms for the effective layout of customers' fragrance departments; and (iii) comprehensive sales analysis and active management of the prestige fragrance category for retailers. The Company believes that the provision of Category Management Services both creates a partnership between the Company and the retailer and increases the amount of the Company's products ultimately sold through such retailers. Over the past two years, the Company has been recognized for its level of service to its retailers by its two largest retail customers, Wal-Mart and JCPenney. The Company was named the Supplier of the Year for 1999 in the cosmetics, skincare and fragrances category at Wal-Mart and the Supplier of the Year for 1998 in the women's accessories division at JCPenney.

     Expand E-Commerce Business-to-Business Capabilities. In fiscal 2000, the Company launched an aggressive expansion of its existing e-commerce business-to-business capabilities to better serve its retailers and suppliers and to gain operational efficiencies. The Company has engaged IBM Global Services, a unit of IBM Corporation, American Software, Inc. ("American Software") and Logility, Inc. ("Logility") to assist in the expansion of its e-commerce business-to-business platform. In connection with this technology project, the Company already has added vendor managed inventory capabilities as a service to its key retailers. In addition, the Company expects to launch an upgraded web site, which will have internet, intranet and extranet capabilities, by the second quarter of fiscal 2001. Through this e-business project, the Company expects to complete an upgrade of its existing enterprise resource planning system to a fully-integrated, web-enabled forecasting, purchasing, materials management, financial reporting and order processing system by the third quarter of fiscal 2001. The Company already uses its technology platform to process approximately 91% of its orders through electronic data interchange ("EDI") transmissions, analyze point-of-sale data, provide planogram support, allow for direct store deliveries and effect electronic fund transfers. In the future, the Company expects to provide its retailers with additional collaborative and supply chain planning and forecasting tools designed to reduce transaction costs, increase market efficiency, provide greater market intelligence, increase inventory turns and decrease inventory levels. The Company believes that the expansion of its e-commerce business-to-business capabilities will provide it with a competitive advantage over other manufacturers and distributors and further strengthen its relationship with its retailers.

     Improve Brand Performance Through Focused Marketing. The Company seeks to utilize its marketing expertise and extensive customer base to successfully position, or reposition, its brands in the marketplace to enhance their value. Such strategies involve merchandising, advertising and promoting the Company's brands in a manner intended to best position the brand in each of their different distribution channels. The Company also implements a policy of product differentiation among distribution channels to enhance the brand's prestige image.

     Further Expand Logistics and Fulfillment Services. The Company intends to continue to expand its logistics and fulfillment business and increase its sales to retailers by: (i) increasing the number of prestige brands it supplies to retailers; (ii) increasing the number of manufacturers for which it provides logistics and fulfillment services; (iii) expanding its customer base to include additional retailers not presently served by the Company; and
(iv) developing and implementing innovative marketing and merchandising programs targeted to improve the product sell-through of its customers. Management believes that the Company's ability to further expand its logistics and fulfillment business is enhanced by the competitive position it has already achieved.

     In February 2000, the Company leased a 295,000 square foot facility (the "Edison Facility") in Edison, New Jersey, which will serve as a promotional set fulfillment and returns processing center. The Company believes that the additional operating space provided by the Edison Facility, along with its strategic location

(near the Company's contract manufacturers), will allow the Company to reduce its per product distribution cost and result in other operational efficiencies. In addition, during fiscal 2000, the Company initiated an e-commerce business-to-business web site designed to expand its supply relationships to independent gift stores and other specialty retailers. The Company does not currently intend to open retail stores or otherwise engage in direct retail sales.

Industry Overview

     According to the United States Department of Commerce, fragrance and related product sales in the United States are in excess of $6.0 billion annually. The United States market for fragrances and related products continues to grow moderately. The growth is generally attributed to new product introductions appealing to a broader segment of the market, population growth, new retailing concepts, such as open-sell environments, price increases and product innovation, such as special sizes and new product formulations.

     Fragrance products in the United States are generally distributed through two channels of distribution: (i) the prestige channel, which includes department stores; and (ii) the mass channel, which includes mass retailers, food and drug stores, independent fragrance, cosmetic, gift and other stores, and direct selling firms, including internet, house-to-house and home television shopping companies. Management believes there are a number of significant trends currently impacting the mass channel that it expects should contribute to its continued growth, including: (i) an increased desire by retailers to purchase more efficiently and to buy more products from fewer vendors; (ii) sustained, and in some instances increasing, demand for classic prestige fragrances; (iii) more upscale images communicated by retailers in their advertising; (iv) the migration to an open-sell environment; (v) internal growth of mass-market retailers; and (vi) consumers' desire to purchase prestige products conveniently.

     Manufacturers of prestige fragrances have historically restricted their direct sales in the United States primarily to prestige department stores and specialty stores. Supply sources available to the mass market have been limited to (i) direct distributors such as the Company, which principally receive products directly from fragrance manufacturers, and (ii) distributors of prestige products manufactured by, or distributed to, foreign sources for foreign distribution which are diverted to the United States market ("Diverted Sources"). Under existing court decisions, there are variations in the extent to which trademark and copyright laws or customs regulations may restrict the importation of trademarked or copyrighted fragrance products through Diverted Sources without the consent of the trademark or copyright owner. From time to time, the Company may take advantage of favorable buying opportunities and purchase fragrance products from sources which may purchase from Diverted Sources. There can be no assurance that these sources of product will be available in the future or that the Company may not become the subject of legal action arising from its buying activities with respect to these products. To date, the Company has not been the subject of any such legal action.

Products

     The Company sells prestige fragrances and related cosmetic products, including perfume, cologne, eau de toilette, body spray, men's after-shave and gift sets. Each fragrance is sold in a variety of sizes and packaging arrangements. In addition, each fragrance line may be complemented by bath and body products, such as soaps, deodorants, body lotions, gels, creams and dusting powders. The Company's products generally retail at prices ranging from $20 to $100 per item.

     The Company's brand portfolio currently consists of more than 1,800 stock keeping units. The Company continually seeks to expand its brand portfolio.

     The Company uses third-party contract manufacturers in the United States and Europe to obtain substantially all of the raw materials, components and packaging products for the manufacture of finished products relating to the Halston, Geoffrey Beene and Paul Sebastian, Inc. ("PSI") fragrance products. The Company currently obtains its materials for these products from a limited number of suppliers. Management of the Company believes that its relationships with these suppliers are good, and that there are sufficient alternatives should one or more of these suppliers become unavailable. Products that the Company purchases directly from major fragrance manufacturers and other sources are delivered to the Company in finished goods form.

     Except as to products for which the Company has exclusive marketing and distribution rights, the Company, as is customary in the industry, generally does not have long-term or exclusive contracts with suppliers or manufacturers. On occasion, the Company has entered into supply contracts with manufacturers which govern the terms under which the parties conduct business. Purchases from manufacturers or suppliers that do not have exclusive supply contracts with the Company are generally made pursuant to purchase orders. The Company's ten largest manufacturers or suppliers of brands that are distributed by the Company on a non-exclusive basis accounted for approximately 64.7% of the Company's cost of sales for the fiscal year ended January 31, 2000. The loss of, or a significant adverse change in, the relationship between the Company and any of its major suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

Licensing and Exclusive Distribution Agreements

     Except for its Halston, Geoffrey Beene, PSI and COFCI, S.A. ("COFCI") fragrance products, substantially all of the Company's products are covered by trademarks owned by others. Management does not believe that its business, other than with respect to the Halston, Geoffrey Beene, PSI and COFCI fragrance products, is dependent upon any particular trademark, license or similar property. Management believes that the Halston trademarks, the Geoffrey Beene license and trademarks, the PSI trademarks and the COFCI license and trademarks are important to its business.

     Geoffrey Beene. In March 1995, the Company acquired certain assets from Sanofi Beaute, Inc., including an exclusive worldwide license with Geoffrey Beene, Inc. to manufacture and sell Geoffrey Beene fragrance and related products, including the Grey Flannel and Bowling Green brands. The Company has trademark registrations and applications in the United States and in numerous other countries for these brands. The license agreement has an initial term of 30 years from February 1995, subject to automatic extensions for successive ten-year periods unless earlier terminated by the Company in accordance with the agreement.

     Halston. In March 1996, the Company acquired from Halston Borghese, Inc. and its affiliates certain assets, including the trademark registrations in the United States and trademark registrations and applications in numerous other countries for the Halston fragrance brands, including Halston, Catalyst, Z-14 and 1-12 (the "Halston Acquisition").

     PSI. In January 1999, the Company acquired from PSI trademarks or licenses to manufacture and distribute the fragrance brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for Women and Casual for Men (the "PSI" Acquisition"). See Note 2 to the Notes to Consolidated Financial Statements.

     Wings. In November 1998, the Company entered into an exclusive license agreement with an affiliate of The Procter & Gamble Company that grants the Company the right to manufacture and distribute the fragrance brand Wings by Giorgio Beverly Hills in the United States. The license agreement expires on December 31, 2003.

     COFCI. Since 1990, Fine Fragrances, Inc. ("Fine Fragrances") has had agreements with COFCI for the exclusive distribution in the United States and Canada of fragrances and related cosmetic products, including the Salvador Dali, Laguna, Salvador, Dalissime, Dalimix, Cafe, Taxi and Watt brands. In May 1997, in connection with the Company's acquisition of the remaining 50.01% of the common stock of Fine Fragrances that it did not already own, these agreements were assigned to the Company. The agreements expire in November 2006, subject to earlier termination by COFCI if the Company were to fail to purchase certain minimum levels of product.

     Others. Over the past five fiscal years, the Company has also entered into exclusive licensing and distribution agreements for other fragrance brands and related skin treatment and cosmetic products, including Galenic Elancyl, Colors of Benetton, Faconnable, Lapidus and Ombre Rose. These agreements generally may be extended through 2003 to 2004 although they may be terminated earlier under certain circumstances by the Company.

Marketing and Sales

     In the United States and Canada, the Company has established its own sales and marketing staff, and also utilizes independent sales representatives. As a result of the PSI Acquisition, the Company significantly increased its sales and marketing force to service the department store customers of the PSI Brands. As of April 17, 2000, the Company's sales and marketing force consisted of approximately 400 sales and marketing full and part-time employees, including 289 primarily part-time market specialists that focus on the retail sell-through of the Company's brands in specific retail outlets in the United States and Canada, and approximately 35 independent sales representatives. In general, each sales employee and representative is assigned sales responsibility for a customer or territory. The Company's sales and marketing employees and representatives routinely visit retailers to assist in the merchandising, layout and stocking of selling areas.

     The Company's senior sales and marketing personnel support the efforts of its sales employees and representatives by working with the merchandise managers, lead buyers and marketing departments of its major retailers to develop advertising and promotional plans tailored to these customers' retail needs. The Company's sales and marketing personnel frequently work with customers to (i) assist in the development of merchandising and promotional programs and budgets for specific products or selling seasons, (ii) design model schematic planograms for the customer's fragrance and cosmetics departments, (iii) identify trends in consumer preferences, (iv) conduct training programs for the customer's sales personnel, and, in certain cases, (v) provide comprehensive sales analysis and active management of the prestige fragrance category.

     The Company advertises its products through cooperative advertising in association with major retailers. The Company also promotes products through the use of gift-with-purchase programs, sales personnel incentive commissions and value-added programs.

     The industry practice for businesses that market fragrances and cosmetics has been to grant prestige department stores the right to return merchandise. The Company typically limits return rights to department stores and to certain promotional items offered in its Halston, Geoffrey Beene, PSI, Wings and Nautica lines. The Company generally does not offer any other return rights and seeks to limit sales of such promotional products to each retailer to volumes that can be sold through to the retailer's customer base. The Company establishes reserves and provides allowances for returns of such products at the time of sale. As a percentage of gross sales, returns were approximately 2.6%, 2.5% and 3.4%, respectively, for the fiscal years ended January 31, 1998, 1999 and 2000. To date, the Company's returns have not exceeded its returns reserves and allowances, though there can be no assurance that such reserves and allowances will be adequate in the future. The Company has, however, an active market to sell returns and generally recovers a portion of the gross margin loss on its returns by reselling those returns.

     The Company conducts limited marketing and sales activities outside the United States and Canada, primarily relating to Halston, Geoffrey Beene and PSI products. These activities are generally conducted through arrangements with independent distributors. Revenues related to export sales were not material during any of the last three fiscal years.

Logistics and Fulfillment Services

     The Company supplies its products to more than 35,000 separate retail locations in the United States, including traditional and mid-tier department stores such as JCPenney, Sears, Kohl's, Macy's, Dayton's, Hudson's, Marshall Field's, Robinsons-May, Proffitt's and Nordstrom, mass retailers such as Wal-Mart, Target, T.J. Maxx and Kmart, drug stores such as Walgreens, Rite Aid, CVS, Eckerd and American Stores and independent fragrance, cosmetic, gift and other stores. In addition, the Company serves as a source of products for a number of internet-based retailers, including Ashford.com, Beauty.com, Bluefly.com, ibeauty.com and sephora.com, as well as for traditional retailers' web-based operations.

     A majority of the Company's customers require rapid shipment of products. Because the Company generally attempts to fill orders within three days from the receipt of a purchase order, and because all orders are subject to cancellation without penalty by the customer until shipment, management does not consider backlog to be a significant indication of future sales activities. All orders are packaged by the Company and most merchandise is shipped to customers by common carriers. In addition, to expedite delivery, the Company addresses its individual customer needs by offering its customers U.P.C. coding, advance price ticketing, case packing, drop ship programs (direct to store), shrink-wrap, electronic service/anti-theft tagging and EDI capabilities. As an example of the importance of EDI services to retailers, approximately 91% of the Company's customer orders in fiscal 2000 were received by EDI.

     As is customary in the fragrance industry, the Company does not generally have long-term or exclusive contracts with any of its customers. Sales to customers are generally made pursuant to purchase orders. The Company believes that its continuing relationships with its customers are based upon its ability to provide a wide selection and reliable source of prestige fragrance products, as well as its ability to provide value-added services, including its Category Management Services, to mass-market retailers and mid-tier department stores. The Company's ten largest customers accounted for approximately 58% of net sales for the fiscal year ended January 31, 2000.
The only customers of the Company that accounted for more than 10% of its net sales for the same period were Wal-Mart and JCPenney (including Eckerd, which is owned by JCPenney). The loss of, or a significant adverse change in, the relationship between the Company and any of its key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Seasonality

     The Company generally has significantly higher sales in the second half of the calendar year as a result of increased demand by retailers in anticipation of, and during, the holiday season. In fiscal 2000, approximately 68% of the Company's net sales were made during the second half of the fiscal year.

Management Information Systems

     The Company's key management information systems consist of (i) a fully-integrated accounting, forecasting, purchasing and order-entry software system; (ii) an EDI system, which allows the Company's customers to order products electronically from the Company and to be invoiced electronically for those orders; and (iii) a warehouse management system, which assists the Company in facilitating and managing the receipt and shipment of products. As a whole, these management information systems provide on-line, real-time, fully-integrated information for its sales, purchasing, warehouse and financial departments. The Company's information systems form the basis of a number of the value-added services that the Company provides to its customers, including vendor managed inventory, inventory replenishment, customer billing, sales analysis, product availability and pricing information, and expedited order processing. During fiscal 2000, the Company added new features to its existing warehouse management system that allow the Company to better manage the receipt and control of its inventory. The Company intends to continue to enhance its management information systems on an ongoing basis, to provide improved service to the Company's customers through quicker response times in shipments, customer service and sales information, and to provide the Company's management the ability to identify opportunities for increased efficiencies, cost savings and sales growth. During fiscal 2000, the Company engaged IBM Global Services, American Software and Logility to upgrade the Company's existing enterprise resource planning system to a fully-integrated, web-enabled forecasting, purchasing, materials management, financial reporting and order processing system and to develop a new web site for the Company.
The Company expects to complete these upgrades by the third quarter of fiscal 2001.

Competition

     The fragrance industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. The Company competes with distributors, Diverted Sources, manufacturers of mass-market fragrances and other manufacturers of prestige fragrances. Competition is generally a function of assortment and continuity of merchandise selection, price, timely delivery and level of in-store customer support. The Company believes that it competes primarily on the basis of (i) its established relationships with its fragrance manufacturers and, in particular, its ability to offer retailers a reliable, direct supply of prestige fragrances and related skin treatment and cosmetic products at competitive prices, and (ii) its emphasis on providing value-added customer services, including Category Management Services, to its mass-market retailers. There are products which are better known and more popular than the products produced for or supplied by the Company. Many of the Company's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources, than the Company, as well as have greater name recognition and the ability to develop and market products similar to and competitive with those distributed by the Company.

Employees

     As of April 14, 2000, the Company had approximately 415 full-time employees and 400 part-time employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various sales capacities. The Company also contracts with temporary personnel agencies for temporary or seasonal labor. During the peak of the Company's sales season for fiscal 2000, the Company retained the services of approximately 260 temporary employees, primarily in distribution, packaging and shipping functions.

Executive Officers of the Company

     The following table sets forth information, as of April 17, 2000, with respect to each person who is an executive officer of the Company, as indicated below:

       Name           Age                      Position
------------------    ---    ------------------------------------------------
E. Scott Beattie      41     Chairman, President and Chief Executive Officer

Gretchen Goslin       39     Executive Vice President - Marketing

Paul West             50     Executive Vice President - Sales Management and
                              Planning

William J. Mueller    53     Senior Vice President, Chief Financial Officer
                              and Treasurer

Oscar E. Marina       40     Senior Vice President, General Counsel and
                              Secretary

     All executive officers are elected annually by the Board of Directors (the "Board") of the Company and serve at the discretion of the Board. The business experience, principal occupations, employment and educational background as well as the periods of service of each of the executive officers of the Company during the last five years are set forth below.

     E. Scott Beattie has served as Chairman of the Board since April 2000, as President and Chief Executive Officer since March 1998 and as a director of the Company since the Merger. Mr. Beattie served as President and Chief Operating Officer of the Company from April 1997 to March 1998 and as Vice Chairman and Assistant Secretary of the Company from November 1995 to April 1997. Since the inception of FFI in 1992, Mr. Beattie has been actively involved in the Company's management and development, including the recruitment of members of senior management, brand acquisitions and financings, business strategy development and implementation, customer and supplier relationships and other operating activities.

     Mr. Beattie served as Executive Vice President of Bedford Capital Corporation ("Bedford"), a Toronto, Canada-based merchant banking firm, from March 1995 through March 1998 and as Vice President of Bedford from September 1989 to March 1995. Prior to co-founding Bedford, Mr. Beattie served as a Vice President and Director of Mergers & Acquisitions of Merrill Lynch, Inc., where he specialized in management buyouts and divestitures. Mr. Beattie also was a Manager of Andersen Consulting, specializing in the design and implementation of enterprise resource planning systems. Mr. Beattie is a director of Bedford and Janna Systems Inc., a customer relationship management
software company.   Mr. Beattie earned a Master of Business Administration in
1986 and a Bachelor of Arts degree in Honors Business Administration in 1981, both from the University of Western Ontario, Ivey School of Business.

     Gretchen Goslin has served as Executive Vice President - Marketing of the Company since March 2000, as Senior Vice President - Marketing of the Company from June 1998 until March 2000, and as Vice President - Marketing of the Company from the Merger until June 1998. Ms. Goslin served as Vice President
- Marketing of FFI from May 1993 until the consummation of the Merger. Ms. Goslin earned a Bachelor of Business Administration degree in Marketing from the University of Miami in 1982.

     Paul West has served as Executive Vice President - Sales Management and Planning of the Company since March 2000 and as Senior Vice President - Sales Management and Planning of the Company from April 1998 through March 2000. Mr. West served as the President of J.P. Fragrances, Inc. ("JPF") from August 1997 until April 1998. From January 1997 through June 1997, Mr. West served as a Vice President of Renaissance Solutions, Inc., a consulting company. Mr. West served as the Project Director of Unilever N.V., an international consumer products company, from May 1996 through December 1996. From September 1989 through May 1996, Mr. West served as the Chief Financial Officer of Elizabeth Arden Company, an international marketer and manufacturer of prestige cosmetics and fragrances. Mr. West earned a Bachelor of Science degree in Business Administration from Villanova University in 1971.

     William J. Mueller has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since March 2000 and as Vice President, Chief Financial Officer and Treasurer of the Company from the Merger through March 2000. Mr. Mueller served as Vice President - Operations, Chief Financial Officer and Treasurer of FFI from April 1993 until the consummation of the Merger. Mr. Mueller earned a Master of Business Administration with distinction from Keller Graduate School of Management in 1982 and a Bachelor of Science degree in Business Administration from Elmhurst College in 1974. Mr. Mueller is a certified public accountant.

     Oscar E. Marina has served as Senior Vice President, General Counsel and Secretary of the Company since March 2000, and as Vice President, General Counsel and Secretary of the Company from March 1996 through March 2000. From October 1988 until March 1996, Mr. Marina was an attorney with the law firm of Steel Hector & Davis LLP in Miami, becoming a partner of the firm in January 1995. Mr. Marina graduated cum laude with a Juris Doctor degree from Harvard Law School in 1988 and earned a Bachelor of Science degree in Pharmacy with highest honors from the University of Florida in 1982.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters and principal distribution center (the "Miami Lakes Facility") is located at 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014 in a building owned by the Company on a tract of land comprising approximately 13 acres. The Miami Lakes Facility contains approximately 200,000 square feet of distribution and warehouse space and approximately 30,000 square feet of office space. In 1996, the Company issued a mortgage on the Miami Lakes Facility in the amount of $6 million.

     In May 1998, the Company entered into a lease with an unaffiliated third party for approximately 48,000 square feet of a warehouse facility (the "Miami Lakes Annex"). The lease on the Miami Lakes Annex has an initial term of 30 months, with the Company having an option to extend for an additional term of 30 months. In February 2000, the Company entered into a lease with an unaffiliated third party for the 295,000 square foot Edison Facility, which will be used as a distribution center for the Company's promotional set business and to process product returns. The lease on the Edison Facility has a term of 26 months. In addition, in February 2000, the Company assumed a lease for approximately 173,000 square feet of a warehouse facility (the "Allentown Facility") in Allentown, Pennsylvania, which was leased by an unaffiliated third party as the Company's promotional set fulfillment center for the 1999 holiday season. The lease extends through June 30, 2002. The Company currently intends to consolidate its operations to the Miami Lakes Facility and the Edison Facility. Accordingly, the Company does not intend to exercise its option on the Miami Lakes Annex and intends to seek to sublease or assign its lease on the Allentown Facility.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2000.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market information.   The Company's common stock, $.01 par value per
share ("Common Stock"), has been traded on The Nasdaq Stock Market(R) (the "Nasdaq Market") under the symbol "FRAG" since December 21, 1995. The following table sets forth the high and low closing prices for the Common Stock, as reported on the Nasdaq Market for each of the Company's fiscal quarters from February 1, 1998 through January 31, 2000. Over-the-counter quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                High          Low
                                              --------      -------
              Quarter Ended 4/30/98           $19 5/8       $10 3/8
              Quarter Ended 7/31/98           $18 7/16      $13 1/4
              Quarter Ended 10/31/98          $14 1/16      $5 1/4
              Quarter Ended 1/31/99           $8 9/16       $5 1/16

              Quarter Ended 4/30/99           $9 1/16       $5 5/8
              Quarter Ended 7/31/99           $8 23/32      $6 9/16
              Quarter Ended 10/31/99          $8            $6 1/16
              Quarter Ended 1/31/00           $7 13/16      $6 1/8

     Holders.   As of April 17, 2000, there were approximately 524 record
holders of the Common Stock.

     Dividends. The Company has not declared any cash dividends in its two most recent fiscal years and currently has no plans to declare dividends in the foreseeable future. Any future determination by the Company's Board to pay dividends will be made only after consideration of the Company's financial condition, results of operations, capital requirements and other relevant factors. Additionally, the Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") prohibits the payment of cash dividends by the Company and the Indentures (the "Indentures") relating to the Company's 10 3/8% Series B Senior Notes due 2007 (the "Series B Senior Notes") and the Company's 10 3/8% Series D Senior Notes due 2007 (the "Series D Senior Notes") condition the Company's ability to pay cash dividends on the satisfaction of certain financial and other covenants.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except earnings per share data)

     The following selected financial data represents the selected financial data of FFI until the Merger and the selected financial data of the Company following the Merger. The information has been derived from the audited consolidated financial statements of the Company and FFI for the relevant periods. The following data should be read in conjunction with the Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

Selected Financial Data
                                        Years Ended January 31,
                            1996       1997      1998       1999       2000
                          ---------------------------------------------------
  Selected Income
   Statement Data:
  Net sales               $87,979   $140,482   $215,487   $309,615   $361,243
  Gross profit             21,639     46,078     68,978     88,493    125,114
  Income from operations    8,419     18,222     31,457     38,684     44,947
                          -------   --------   --------   --------   --------
  Net income              $ 3,007   $  8,248   $ 12,341   $ 12,006   $ 15,329
                          =======   ========   ========   ========   ========
  Selected Per
   Share Data:
  Earnings per
   common share<F1>:
      Basic               $  0.40   $   0.71   $   0.92   $   0.87   $   1.11
                          =======   ========   ========   ========   ========
      Diluted             $  0.35   $   0.60   $   0.76   $   0.73   $   0.99
                          =======   ========   ========   ========   ========
  Weighted average
   number of common
   shares<F1>:
      Basic                 7,548     11,647     13,394     13,775     13,801
      Diluted               8,518     13,831     16,492     16,729     15,577

  Other Data:
  EBITDA<F2>              $ 9,738   $ 21,885   $ 36,195   $ 46,179   $ 56,113
  Net cash provided by
   (used in) operating
   activities               5,179    (23,221)   (40,729)   (36,948)    31,971
  Net cash used in
   investing activities   (17,983)   (21,117)    (7,392)   (11,142)    (3,699)
  Net cash provided by
   (used in) financing
    activities             12,282     45,070     54,932     46,534    (12,239)

                                        Years Ended January 31,
                            1996       1997      1998       1999       2000
                          ---------------------------------------------------
  Selected Balance
   Sheet Data:
  Inventories             $25,851   $ 67,989   $  90,426  $133,306   $127,022
  Working capital           8,022     17,734     122,177   157,457    173,005
  Total assets             71,384    172,378     232,653   294,708    309,632
  Short-term debt          16,713     37,631          --     5,639         --

  Long-term debt, net      17,285     37,215     133,785   176,159    175,030
  Redeemable preferred
   stock                    2,000         --          --        --         --
  Shareholders' equity     17,539     44,680       58,626   71,480     82,287

<F1> For the year ended January 31, 1996, earnings per share and the weighted average number of shares outstanding are based on the 7,120,000 shares received by the shareholders of FFI in the Merger through the date of the Merger and thereafter are based on the actual number of shares of Common Stock outstanding.

<F2> EBITDA is defined as income from operations, plus depreciation and amortization. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of the Company's operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of its ability to meet cash needs. The Company believes that EBITDA is a measure commonly reported and widely used by investors and other interested parties in the fragrance industry as a measure of a fragrance company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or nonoperating factors (such as historical cost). Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the fragrance industry and of the Company's debt servicing ability. EBITDA, may not, however, be comparable in all instances to other similar types of measures used in the fragrance industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's business is the manufacturing and marketing of prestige fragrances and related skin treatment and cosmetic products. The Company markets its brands principally in the United States to both department stores and mass-market retailers, including such brands as Halston, Halston Z-14, Grey Flannel, PS Fine Cologne for Men, Design, Casual, Nautica Classic, Nautica for Women, Nautica Competition, Wings by Giorgio Beverly Hills, Colors of Benetton, Ombre Rose and Faconnable.

     The following discussion of the Company's results of operations is presented for the fiscal years ended January 31, 1998, 1999 and 2000.

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as percentages of net sales for the period (percentages may not add due to rounding):

                                             Years Ended January 31,
                                             1998      1999      2000
                                            --------------------------
  INCOME STATEMENT DATA:
  Net sales                                 100.0%    100.0%    100.0%
  Cost of sales                              68.0      71.4      65.3
                                            -----     -----     -----
  Gross profit                               32.0      28.6      34.6
  Warehouse and shipping expenses             3.3       3.8       5.3
  Selling, general and administrative
   expenses                                  11.9       9.9      13.8
  Depreciation and amortization               2.2       2.4       3.1
                                            -----     -----     -----
    Income from operations                   14.6      12.6      12.5
  Interest expense, net of interest and
   other income                               5.5       5.6       5.4
  Litigation settlement expense                --       0.5        --
                                            -----     -----     -----
    Income before equity in earnings of
    unconsolidated affiliate and income
    taxes                                     9.1       6.5       7.0
  Equity in earnings of unconsolidated
   affiliate                                  0.1       0.0       0.0
                                            -----     -----     -----
    Income before income taxes                9.2       6.5       7.0
  Provision for income taxes                  3.4       2.5       2.8
                                            -----     -----     -----
  Net income                                  5.8%      4.0%      4.2%
                                            =====     =====     =====
  OTHER DATA:
  EBITDA margin<F1>                          16.8%     14.9%     15.5%


<F1>  EBITDA margin represents EBITDA (as defined in Note 2 under Item 6.
"Selected Financial Data") divided by net sales.

Fiscal Year Ended January 31, 2000 Compared to the Fiscal Year Ended January 31, 1999
--------------------------------------------------------------------

     Net Sales. Net sales increased $51.6 million, or 16.7%, to $361.2 million for the fiscal year ended January 31, 2000, from $309.6 million for the fiscal year ended January 31, 1999. The increase in net sales was primarily attributable to an increase in net sales of the brands acquired in connection with the PSI Acquisition. The increase in net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that increased sales during the fiscal year ended January

31, 2000 have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $36.6 million, or 41.4%, to $125.1 million for the fiscal year ended January 31, 2000, from $88.5 million for the fiscal year ended January 31, 1999. The increase in gross profit and gross margin (from 28.6% to 34.6%) was primarily attributable to the increase in product sales of the higher margin brands acquired in connection with the PSI Acquisition.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $7.4 million, or 62.2%, to $19.2 million for the fiscal year ended January 31, 2000, from $11.8 million for the fiscal year ended January 31, 1999. The increase resulted primarily from increased labor and facility expenses associated with the opening of a promotional set fulfillment center in Pennsylvania in July 1999, the increased sales volume and an increase in inventory reserves.

     SG&A. Selling, general and administrative ("SG&A") expenses increased $19.3 million, or 63.4%, to $49.8 million for the fiscal year ended January 31, 2000, from $30.5 million for the fiscal year ended January 31, 1999. As a percentage of net sales, SG&A expenses increased from 9.9% for the fiscal year ended January 31, 1999 to 13.8% for the fiscal year ended January 31, 2000.
Of the increase in SG&A expenses, $15.9 million represented an increase in selling and marketing expenses (including advertising co-op, gifts with purchase and salary support programs), primarily as a result of the additional sales force and promotional and marketing expenses related to the prestige fragrance lines added in connection with the PSI Acquisition. General and administrative expenses for the fiscal year ended January 31, 2000 increased $3.4 million primarily as a result of the addition of information systems and financial personnel and an increase in the accounts receivable reserves.

     Depreciation and Amortization. Depreciation and amortization increased $3.7 million, or 49.0%, to $11.2 million for the fiscal year ended January 31, 2000, from $7.5 million for the fiscal year ended January 31, 1999. The increase was primarily attributable to the amortization of intangibles acquired in connection with the PSI Acquisition and the Company's acquisition of the license for Wings by Giorgio Beverly Hills in November 1998. These intangibles are being amortized over a five-year period.

     Interest Expense, Net. Interest expense, net of interest income, increased approximately $723,000, or 3.9%, to $19.4 million for the fiscal year ended January 31, 2000, from $18.7 million for the fiscal year ended January 31, 1999. This increase was primarily due to an increase in average debt outstanding resulting from the April 1998 offering (the "April 1998 Note Offering") of $40 million principal amount of 10 3/8% Series C Senior Notes (the "Series C Senior Notes"). See Note 5 to the Notes to the Consolidated Financial Statements.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $9.9 million, or 21.5%, to $56.1 million for the fiscal year ended January 31, 2000, from $46.2 million for the fiscal year ended January 31, 1999. EBITDA margin increased to 15.5% for the fiscal year ended January 31, 2000, from 14.9% for the fiscal year ended January 31, 1999. The increase in EBITDA and EBITDA margin was primarily attributable to the increase in product sales of the higher margin brands acquired in connection with the PSI Acquisition.

     Net Income. Net income increased $3.3 million, or 27.7%, to $15.3 million for the fiscal year ended January 31, 2000, from $12.0 million for the fiscal year ended January 31, 1999, primarily as a result of the increase in net sales and gross profit, which was partially offset by the increase in operating expenses associated with the addition of the PSI business.

Fiscal Year Ended January 31, 1999 Compared to the Fiscal Year Ended January 31, 1998
--------------------------------------------------------------------

     Net Sales. Net sales increased $94.1 million, or 44%, to $309.6 million for the fiscal year ended January 31, 1999, from $215.5 million for the fiscal year ended January 31, 1998. The increase in net sales was primarily attributable to an increase in net sales of brands distributed by the Company on a non-exclusive basis. The proportion of the Company's net sales of such brands increased significantly as a result of the

Company's acquisition of certain assets of JPF during the fiscal year ended
January 31, 1999 (the "JPF Acquisition").   The increase in net sales
represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that increased sales during the fiscal year ended January 31, 1999 resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

     Gross Profit. Gross profit increased $19.5 million, or 28%, to $88.5 million for the fiscal year ended January 31, 1999, from $69.0 million for the fiscal year ended January 31, 1998. The increase in gross profit was primarily attributable to the increase in net sales of the brands distributed by the Company on a non-exclusive basis. Gross margins decreased from 32.0% to 28.6%, primarily as a result of a proportionally larger increase in sales of brands distributed by the Company on a non-exclusive basis, which typically sell at lower margins than brands the Company manufactures or licenses.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $4.6 million, or 63.5%, to $11.8 million for the fiscal year ended January 31, 1999, from $7.2 million for the fiscal year ended January 31, 1998. The increase resulted primarily from an increase in freight and labor costs, which were associated with the increase in net sales and the production of customized gift sets, and an increase in inventory reserves.

     SG&A. SG&A expenses increased $4.9 million, or 19.3%, to $30.5 million for the fiscal year ended January 31, 1999, from $25.6 million for the fiscal year ended January 31, 1998. Of the increase in SG&A expenses, approximately $3.2 million represented an increase in selling expenses largely as a result of steps taken by the Company to increase the sell-through of its products through salary support programs with retailers and market specialists and to shift advertising and promotional expenses into market and retailer-specific advertising co-op and gift-with-purchase programs. General and administrative expenses for the fiscal year ended January 31, 1999 increased by approximately $1.7 million primarily as a result of the addition of administrative personnel (including information systems personnel) and increased legal costs. As a percentage of net sales, SG&A expenses decreased from 11.9% in fiscal 1998 to 9.9% in fiscal 1999.

     Depreciation and Amortization. Depreciation and amortization increased $2.8 million, or 58.2%, to $7.5 million for the fiscal year ended January 31, 1999, from $4.7 million for the fiscal year ended January 31, 1998. The increase was primarily attributable to the amortization of intangibles acquired in connection with the JPF Acquisition and of additional intangibles and other assets acquired from Fragrance Marketing Group, Inc., and increased depreciation from (i) computer software and equipment relating to the Company's new information systems, and (ii) capital projects for improvement of warehouse operations.

     Interest Expense, Net. Interest expense, net of interest income, increased $6.3 million, or 50.8%, to $18.7 million for the fiscal year ended January 31, 1999, from $12.4 million for the fiscal year ended January 31, 1998. This increase was primarily due to an increase in average debt outstanding resulting from the April 1998 Note Offering of $40 million principal amount of 10 3/8% Series C Senior Notes, which were used to provide long-term working capital financing and to finance the JPF Acquisition. See
Note 5 to the Notes to the Consolidated Financial Statements. The Company had interest income of approximately $91,000 for fiscal 1999, compared to approximately $424,000 for fiscal 1998.

     Other Income and Expense. During the fiscal year ended January 31, 1999, the Company had a one-time litigation settlement expense of $1.5 million, partially offset by other income of $933,000 relating to the sale of a purchase option on a warehouse and office facility that the Company formerly leased and an intangible right acquired in connection with the Halston Acquisition. See Notes 6 and 8 to the Notes to Consolidated Financial Statements.

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

Seasonality

     The fragrance operations of the Company have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2000, 68% of the Company's net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from its customers, sales and results of operations can vary significantly between quarters of the same and different years. As a result, the Company expects to experience variability in net sales and net income on a quarterly basis.

     The Company's working capital borrowings are also seasonal, and are normally highest in the months of September, October and November. During the fourth fiscal quarter ending January 31, significant cash is normally generated as customer payments on holiday season orders are received.

Liquidity and Capital Resources

     Cash Flows. During the fiscal year ended January 31, 2000, the Company generated $32.0 million in net cash from operations. Of that amount, $7.0 million was generated primarily from a reduction in inventory and an increase in accounts payable, and the remaining $25.0 million from operating cash flows. The Company used $3.7 million of the cash it generated to purchase property and equipment. The Company also used $12.2 million it generated for financing activities, including the repayment of $5.6 million outstanding under its Credit Facility, the retirement of $1.6 million of long-term debt, and the repurchase of $5.7 million of its Common Stock under its share repurchase program. The remaining $16.0 million was held in short-term investments and increased the cash and cash equivalents on hand to $22.1 million at the end of the fiscal year ended January 31, 2000.

     Excluding the effects of acquisitions, during the fiscal year ending January 31, 1999, the Company generated $1.2 million in net cash from operations. The Company generated $19.7 million from operating cash flows, and used $5.0 million to increase inventories and an additional $13.5 million primarily to reduce accounts payable. The remaining $1.2 million, coupled with cash on hand, was used to make $2.6 million in property and equipment purchases. The Company also received $46.5 million from financing activities, including $41.5 million in proceeds from the April 1998 Note Offering, and used those proceeds to fund the JPF Acquisition.

     Set forth in the table below is an analysis of the sources and uses of the Company's net cash flows during the fiscal years ended January 31, 1999 and 2000. For the fiscal year ended January 31, 1999, the net cash flows are presented as follows: (i) exclusive of the cash flows to give effect to the JPF Acquisition and the PSI Acquisition ("Operations Cash Flows"), (ii) to give effect to the assets acquired and cash consideration paid in connection with these acquisitions ("Acquisitions Cash Flows"), and (iii) of the Company's entire business ("Total Cash Flows"):

Sources and Uses of Net Cash Flows
                    Sources and Uses of Net Cash Flows
                               (In millions)


                                            Fiscal 1999                  Fiscal 2000
                                  -------------------------------------  -----------
                                  Operations   Acquisitions    Total        Total
                                  Cash Flows    Cash Flows   Cash Flows  Cash Flows
                                  -------------------------------------  -----------
   Net cash flows (EBITDA)          $ 46.2       $   --       $ 46.2       $ 56.1
   Working capital
   Net (increase) decrease
    in inventories                    (5.0)       (27.9)       (32.9)        10.0
   Net decrease (increase) in
    accounts receivable               10.0        (10.2)        (0.2)       (12.4)
   Net (decrease) increase in
    accounts payable - trade         (16.2)          --        (16.2)         9.7
   Net decrease in other current
    asset and liability accounts      (2.7)          --         (2.7)        (8.7)

   Increase in property and
    equipment                         (2.6)        (0.7)        (3.3)        (3.7)

   Increase in licenses, trademarks
    and intangibles                     --         (7.9)        (7.9)          --

   Debt (payments) borrowings         (0.2)        46.7<F1>     46.5         (7.3)

   Interest payments                 (16.8)          --        (16.8)       (19.0)

   Tax payments                      (12.4)          --        (12.4)        (1.4)

   Common Stock repurchases             --           --           --         (5.6)

   Other payments, net                (1.8)          --         (1.8)        (1.7)
                                    ------       ------       ------       ------
   Net (decrease) increase
    in cash                         $ (1.5)      $   --       $ (1.5)      $ 16.0
                                    ======       ======       ======       ======

<F1> Includes borrowings used for acquisition payables.

     Credit Facility. The Company's Credit Facility with Fleet provides for borrowings on a revolving basis of up to $50 million (with a $10 million sublimit for commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions, subject to certain borrowing base limitations. The Credit Facility matures in May 2002. The Company's borrowing availability under the Credit Facility is limited to the sum of between 80% to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $25 million). The Company's existing collateral base is more than adequate to cover the collateral requirements of the Credit Facility and management believes, based on discussions with Fleet, that, if necessary, the excess collateral could be used to increase the borrowing availability under the Credit Facility to fund acquisitions or for additional working capital requirements. The Credit Facility restricts the Company's ability to incur additional non-trade debt (with certain exceptions, including indebtedness not exceeding $50 million for a fiscal year issued in connection with certain asset purchases), and to enter into certain acquisitions, mergers, investments and affiliated transactions, and prohibits the payment of dividends on the

Company's capital stock, certain payments on its subordinated debt and the sale of the Company's interest in its subsidiaries. See Note 4 to the Notes to Consolidated Financial Statements.

     Long-Term Debt. At January 31, 2000, the Company had outstanding $155 million principal amount of 10 3/8% Series B and D Senior Notes due 2007. The Series B and Series D Senior Notes require interest-only payments semi-annually until maturity. The Indentures pursuant to which the Series B Senior Notes and the Series D Senior Notes were issued generally permit the Company (subject to the satisfaction of a fixed charge covenant ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. See Note 5 to the Notes to Consolidated Financial Statements. In addition, the Indentures do not limit the amounts which can be borrowed by the Company under any credit facility.

     At January 31, 2000, the Company had outstanding $4.8 million aggregate principal amount of 7.5% Convertible Subordinated Debentures due 2006 (the "7.5% Convertible Debentures"). See Note 5 to the Notes to Consolidated Financial Statements. The 7.5% Convertible Debentures are convertible at any time at $7.20 per share into shares of Common Stock, and are redeemable at par at any time commencing July 22, 1999 at the option of the Company, but only in the event the Common Stock, at the time a redemption notice is delivered by the Company, has been trading at not less than $14.40 for 20 consecutive trading days. The 7.5% Convertible Debentures are due June 30, 2006 and require interest-only payments semi-annually until maturity, at which time the entire unpaid principal amount and any unpaid accrued interest is due and payable. In February 2000, the Company repurchased $2.18 million principal amount of 7.5% Convertible Debentures owned by its Chairman and a company he controls. See Note 8 to the Notes to Consolidated Financial Statements. At January 31, 2000, the Company also had outstanding $6.5 million aggregate principal amount of 8.5% Subordinated Debenture (the "8.5% Debenture"). See
Note 5 to the Notes to Consolidated Financial Statements. The 8.5% Debenture requires mandatory annual principal repayments in the aggregate amount of $2.17 million on May 2002, 2003 and 2004.

     Share Repurchases. In fiscal 2000, the Company's Board authorized a share repurchase program that allows the Company to purchase up to an aggregate of $10 million of its Common Stock. Under the terms of the program, which has no expiration date, the Company may buy stock, from time to time, in the open market or in privately-negotiated transactions, depending on market conditions and other factors. As of January 31, 2000, the Company had repurchased an aggregate of 870,500 shares of its Common Stock under the share repurchase program at an average price of $6.52. In connection with the Company's February 2000 repurchase of the 7.5% Convertible Debentures owned by the Company's Chairman and a company he controls, the right to convert those debentures into 303,333 shares of Common Stock was extinguished.

     Future Liquidity and Capital Needs. The Company has historically financed, and expects to continue to finance, its internal growth and acquisitions primarily through internally generated funds, its Credit Facility and external financing. The Company's principal future uses of funds are for working capital requirements, debt service and additional brand acquisitions or product distribution arrangements. As a result of several acquisitions during the past five years, the growth in direct distribution relationships for additional fragrance brands and certain favorable product buying opportunities, the Company's working capital needs have increased significantly. Nevertheless, the Company believes that internally generated funds and available financing under the Credit Facility will be sufficient to cover the Company's working capital and debt service requirements for at least the next twelve months, other than any additional working capital requirements which may result from further expansion of the Company's operations through acquisitions of brands or new product distribution arrangements.

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

     The Company's future liquidity will continue to be dependent upon its relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally short-term debt, accrued expenses and accounts payable). Additional inventory requirements and accounts receivable can have a significant impact on the Company's liquidity, particularly during expansion. To date, the Company generally has not experienced any material adverse problems with the collection of accounts receivable relating to its fragrance operations. There can be no assurance that refusals to pay or delays in payment would not have a material adverse effect on the Company's liquidity, results of operations and general financial condition in the future. The Company establishes reserves and provides allowances for returns at the time of sale based upon historical experience, but there can be no assurance that such reserves and allowances will be adequate.

     The characteristics of the Company's business do not generally require it to make significant ongoing capital expenditures. During the fiscal year ended January 31, 2000, the Company incurred approximately $3.7 million in capital expenditures, primarily relating to computer software and hardware costs and the purchase of warehouse and manufacturing equipment. The Company anticipates that its capital expenditures for the fiscal year ended January 31, 2001 will be approximately $4.0 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it is materially at risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations. The only debt instrument of the Company that is subject to interest rate fluctuations is its $50 million Credit Facility. While inflation likely would increase the interest rates that the Company pays on its Credit Facility, based on the amounts and projected utilization of the Credit Facility, the Company does not anticipate that any such increase would be material to its results of operations. Further, all of the Company's purchases of fragrances and related cosmetic products from foreign suppliers are in U.S. dollars, which avoids foreign currency exchange rate risks. Moreover, while the Company's international sales may be subject to foreign currency fluctuation risks, such sales, and any currency fluctuations relating to those sales, have not been and are not expected to be material to the Company's results of operations. The Company does not believe that it experienced any material change in its market risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations during the fiscal year ended January 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .  23

Consolidated Balance Sheets as of January 31, 1999 and 2000. . . .  24

Consolidated Statements of Income for the Years Ended
  January 31, 1998, 1999 and 2000. . . . . . . . . . . . . . . . .  25

Consolidated Statements of Shareholders' Equity for the Years Ended
  January 31, 1998, 1999 and 2000. . . . . . . . . . . . . . . . .  26

Consolidated Statements of Cash Flow for the Years Ended
  January 31, 1998, 1999 and 2000. . . . . . . . . . . . . . . . .  27

Notes to Consolidated Financial Statements . . . . . . . . . . . .  28

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of French Fragrances, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of French Fragrances, Inc. and subsidiaries (the "Company") as of January 31, 1999 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 7, 2000

                  FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                     January 31, 1999     January 31, 2000
                                                     ----------------     ----------------
ASSETS
Current assets:
  Cash and cash equivalents                            $  6,111,603         $ 22,144,314
  Accounts receivable, net                               51,796,247           63,485,136
  Inventories                                           133,305,803          127,022,405
  Advances on inventory purchases                         7,553,560            2,785,475
  Prepaid expenses and other assets                       5,758,399            9,882,321
                                                       ------------         ------------
     Total current assets                               204,525,612          225,319,651
                                                       ------------         ------------
Property and equipment, net                              19,020,630           20,232,312
                                                       ------------         ------------
Other assets:
  Exclusive brand licenses and trademarks, net           55,658,151           49,043,292
  Senior note offering costs, net                         4,491,073            3,949,009
  Deferred income taxes, net                              1,208,153            3,337,409
  Other intangibles and other assets                      9,804,560            7,749,982
                                                       ------------         ------------
     Total other assets                                  71,161,937           64,079,692
                                                       ------------         ------------
     Total assets                                      $294,708,179         $309,631,655
                                                       ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                      $  5,639,369         $         --
  Accounts payable - trade                               21,698,507           31,436,903
    Other payables and accrued expenses                  15,869,404           19,102,919
  Current portion of long-term debt                       3,861,767            1,775,027
                                                       ------------         ------------
     Total current liabilities                           47,069,047           52,314,849
                                                       ------------         ------------
  Long-term debt, net                                   176,158,756          175,030,227
                                                       ------------         ------------
     Total liabilities                                  223,227,803          227,345,076
                                                       ------------         ------------
Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000 shares
   authorized; 271,596 and 265,801 shares issued
   and outstanding, respectively                              2,716                2,658
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429 shares
   authorized; 511,355 and 502,520 shares issued
   and outstanding, respectively                              5,114                5,025


  Common stock, $.01 par value, 50,000,000 shares
   authorized; 13,812,704 and 14,186,399 shares
   issued and outstanding, respectively                     138,127              141,864
  Additional paid-in capital                             31,633,413           32,780,530
  Treasury stock (870,500 shares at cost)                        --           (5,673,940)
  Retained earnings                                      39,701,006           55,030,442
                                                       ------------         ------------
     Total shareholders' equity                          71,480,376           82,286,579
                                                       ------------         ------------
     Total liabilities and shareholders' equity        $294,708,179         $309,631,655
                                                       ============         ============

              See Notes to Consolidated Financial Statements.

                                     24


               FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                                              Years Ended January 31,
                                        1998            1999           2000
                                    ------------------------------------------
Net sales                           $215,487,487   $309,614,611   $361,243,106
Cost of sales                        146,509,086    221,121,582    236,128,990
                                    ------------   ------------   ------------
  Gross profit                        68,978,401     88,493,029    125,114,116
                                    ------------   ------------   ------------
Operating expenses:
  Warehouse and shipping               7,225,319     11,816,762     19,173,614
  Selling, general and
   administrative                     25,557,962     30,497,592     49,827,350
  Depreciation and amortization        4,738,077      7,494,607     11,166,409
                                    ------------   ------------   ------------
     Total operating expenses         37,521,358     49,808,961     80,167,373
                                    ------------   ------------   ------------

Income from operations                31,457,043     38,684,068     44,946,743
                                    ------------   ------------   ------------
Other income (expense):
  Interest expense, net              (12,390,622)   (18,689,595)   (19,412,229)
  Litigation settlement expense               --     (1,500,000)            --
  Income from sale of contract and
   intangible rights                          --        932,763             --
  Other                                  562,866        265,655       (203,923)
                                    ------------   ------------   ------------
     Other income (expense), net     (11,827,756)   (18,991,177)   (19,616,152)
                                    ------------   ------------   ------------
Income before equity in earnings
 of unconsolidated affiliate and
 provisions for income taxes          19,629,287     19,692,891     25,330,591
Equity in earnings of
 unconsolidated affiliate,
 50% owned                               134,508             --             --
                                    ------------   ------------   ------------
Income before income taxes            19,763,795     19,692,891     25,330,591
Provision for income taxes             7,422,426      7,686,871     10,001,155
                                    ------------   ------------   ------------
Net income                          $ 12,341,369   $ 12,006,020   $ 15,329,436
                                    ============   ============   ============
Earnings per common share:
  Basic                                    $0.92          $0.87          $1.11
                                           =====          =====          =====
  Diluted                                  $0.76          $0.73          $0.99
                                           =====          =====          =====
Weighted average number of common
 shares:
  Basic                               13,394,385     13,774,993     13,801,196
                                      ==========     ==========     ==========
  Diluted                             16,492,041     16,728,798     15,577,422
                                      ==========     ==========     ==========

            See Notes to Consolidated Financial Statements.

                            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Preferred Stock                                       Additional
                             Series B            Series C            Common Stock           Paid-in
                         Shares   Amount     Shares   Amount       Shares    Amount         Capital
                        -----------------------------------------------------------------------------
Balance at
January 31, 1997        316,005   $3,160    571,429  $5,714      13,249,146  $132,492     $29,185,161

Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock        (36,128)    (361)        --       --        257,230     2,572         846,660

Issuance of
 Common Stock
 upon conversion
 of Series C
 convertible
 preferred stock             --       --   (45,939)    (459)         45,939       459         241,179

Issuance of
 Common Stock
 upon conversion
 of 7.5%
 subordinated
 convertible
 debentures                  --       --         --       --         71,419       715        513,503

Net income
 for the year                --       --         --       --             --        --             --
                        -----------------------------------------------------------------------------
Balance at
 January 31, 1998       279,877    2,799    525,490    5,255     13,623,734   136,238     30,786,503

Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock         (8,281)     (83)        --       --         58,961       589        194,065

Issuance of
 Common Stock
 upon conversion
 of Series C
 convertible
 preferred stock             --       --    (14,135)    (141)        14,135       141         74,209

Issuance of
 Common Stock
 upon conversion
 of 7.5%
 subordinated
 convertible
 debentures                  --       --         --       --         26,016       260        187,055

Issuance of
 Common Stock
 upon exercise
 of stock options            --       --         --       --         35,600       356        117,124

Issuance of
 Common Stock
 upon exercise
 of warrants                 --       --         --       --         54,258       543        274,457

Net income
 for the year                --       --         --       --             --        --             --
                        -----------------------------------------------------------------------------
Balance at
 January 31, 1999       271,596    2,716    511,355    5,114     13,812,704   138,127     31,633,413

Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock         (5,795)     (58)        --       --         41,259       412        135,800

Issuance of
 Common Stock
 upon conversion
 of Series C
 convertible
 preferred stock             --       --     (8,835)     (89)         8,835        89         46,384

Issuance of
 Common Stock
 upon exercise
 of stock
 options                     --       --         --       --        318,491     3,185        660,574

Issuance of
 Common Stock
 upon exercise
 of warrants                 --       --         --       --          5,110        51            (51)

Repurchase of
 Common Stock                --       --         --       --             --        --             --

Tax benefit from
 exercise of
 stock options               --       --         --       --             --        --        304,410

Net income
 for the year                --       --         --       --             --        --             --
                        -----------------------------------------------------------------------------
Balance at
 January 31, 2000       265,801   $2,658    502,520   $5,025     14,186,399  $141,864    $32,780,530
                        =============================================================================

(RESTUBBED TABLE CONTINUED FROM ABOVE)

                            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                      Total
                            Retained             Treasury             Shareholders'
                            Earnings             Stock                Equity
                        ---------------------------------------------------------------
Balance at
January 31, 1997            $15,353.617          $       --           $44,680,144

Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock                     --                  --                848,871

Issuance of
 Common Stock
 upon conversion
 of Series C
 convertible
 preferred stock                     --                  --                241,179

Issuance of
 Common Stock
 upon conversion
 of 7.5%
 subordinated
 convertible
 debentures                          --                  --                514,218

Net income
 for the year                12,341,369                  --             12,341,369
                        ---------------------------------------------------------------
Balance at
 January 31, 1998            27,694,986                  --             58,625,781

Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock                     --                  --                194,571

Issuance of
 Common Stock
 upon conversion
 of Series C
 convertible
 preferred stock                     --                  --                 74,209

Issuance of
 Common Stock
 upon conversion
 of 7.5%
 subordinated
 convertible
 debentures                          --                  --                187,315

Issuance of
 Common Stock
 upon exercise
 of stock options                    --                  --                117,480

Issuance of
 Common Stock
 upon exercise
 of warrants                         --                  --                275,000

Net income
 for the year                12,006,020                  --             12,006,020
                        ---------------------------------------------------------------
Balance at
 January 31, 1999            39,701,006                  --             71,480,376

Issuance of
 Common Stock
 upon conversion
 of Series B
 convertible
 preferred stock                     --                  --                136,154

Issuance of
 Common Stock
 upon conversion
 of Series C
 convertible
 preferred stock                     --                  --                 46,384

Issuance of
 Common Stock
 upon exercise
 of stock
 options                             --                  --                663,759

Issuance of
 Common Stock
 upon exercise
 of warrants                         --                  --                     --

Repurchase of
 Common Stock                        --          (5,673,940)            (5,673,940)

Tax benefit from
 exercise of
 stock options                       --                  --                304,410

Net income
 for the year                15,329,436                  --             15,329,436
                        ---------------------------------------------------------------
Balance at
 January 31, 2000           $55,030,442         $(5,673,940)           $82,286,579
                        ===============================================================

                        See Notes to Consolidated Financial Statements.

                     FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                               Years Ended January 31,
                                                          1998          1999           2000
                                                      -----------------------------------------

Cash Flows from Operating Activities:
 Net income                                           $ 12,341,369  $ 12,006,020   $ 15,329,436
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
    Depreciation and amortization                        4,738,077     7,494,607     11,166,409
    Amortization of senior note offering costs and
     and note premium                                      286,301       556,084        569,487
    Equity in earnings of unconsolidated affiliate        (134,508)           --             --
    Deferred tax provision (benefit)                       117,172      (369,520)    (2,129,256)
 Change in assets and liabilities, net of effects
  from acquisitions:
    Increase in accounts receivable                    (18,887,502)     (249,999)   (12,444,389)
    (Increase) decrease in inventories and
      advances on inventory purchases                  (19,630,950)  (32,894,592)    10,078,532
    Increase in prepaid expenses and
      other assets                                      (7,249,730)   (2,288,307)    (2,003,967)
    (Decrease) increase in accounts payable            (13,452,678)  (16,171,948)     9,738,399
    Increase (decrease) in other payables and
      accrued expenses                                   1,157,859    (5,030,105)     1,666,189
    Decrease in due to affiliate, net                      (14,508)           --             --
                                                      ------------  ------------   ------------
     Net cash (used in) provided by
      operating activities                             (40,729,098)  (36,947,760)    31,970,840
                                                      ------------  ------------   ------------
Cash Flows from Investing Activities:
 Purchase of exclusive brand licenses and
  trademarks                                                    --    (2,732,381)            --
 Additions to property and equipment,
  net of disposals                                      (6,960,899)   (3,259,481)    (3,699,353)
 Receipts of restricted cash for capital
  improvements                                           1,314,602            --             --
 Net cash portion of purchase of
  intangible asset                                              --    (5,150,000)            --
 Net cash portion of unconsolidated
  affiliate purchase                                    (1,745,768)           --             --
                                                      ------------  ------------   ------------
     Net cash used in investing activities              (7,392,065)  (11,141,862)    (3,699,353)
                                                      ------------  ------------   ------------
Cash Flows from Financing Activities:
 Proceeds from the conversion of
  preferred stock                                        1,049,487       268,780        182,538
 Payments to retire subordinated
  debentures                                           (14,494,512)     (500,000)            --
 Net proceeds from the issuance of
  senior notes                                         111,550,000    41,500,000             --
 Advances from unconsolidated
  affiliate, net                                           798,894            --             --
 Payments on term loans                                 (4,333,333)     (596,535)    (1,615,359)
 (Payments on) net proceeds from
  short-term debt                                      (39,367,096)    5,639,369     (5,639,369)
 Payments on capital lease and
  installment loans                                       (141,144)      (50,000)            --
 Proceeds from the exercise of stock
  purchase warrants                                             --       275,000             --
 Payments on facility mortgage note                       (129,983)     (119,988)      (156,405)
 Repurchase of Common Stock                                     --            --     (5,673,940)
 Proceeds from the exercise of
  stock options                                                 --       117,480        663,759
                                                      ------------  ------------   ------------
     Net cash provided by (used in)
      financing activities                              54,932,313    46,534,106    (12,238,776)
                                                      ------------  ------------   ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                        6,811,150    (1,555,516)    16,032,711
Cash and Cash Equivalents at
 Beginning of Year                                         855,969     7,667,119      6,111,603
                                                      ------------  ------------   ------------
Cash and Cash Equivalents at
 End of Year                                          $  7,667,119  $  6,111,603   $ 22,144,314
                                                      ============  ============   ============
Supplemental Disclosure of
 Cash Flow Information:
  Interest paid during the year                      $   9,990,420  $ 16,766,085   $ 19,019,248
                                                      ============  ============   ============
  Income taxes paid during the year                  $   8,064,127  $ 12,430,731   $  1,445,481
                                                      ============  ============   ============

                 See Notes to Consolidated Financial Statements.

                                        27

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization and Business Activity. French Fragrances, Inc. (the "Company") is a manufacturer and marketer of prestige designer fragrances and related skin treatment and cosmetic products, primarily to retailers in the United States. The Company was formerly known as Suave Shoe Corporation and was the surviving corporation in the reverse acquisition (the "Merger") by a privately-held fragrance distributor named French Fragrances, Inc., which occurred in November 1995.

       Basis of Consolidation. The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries G.B. Parfums, Inc., Halston Parfums, Inc., Fine Fragrances, Inc. ("Fine Fragrances") and FRM Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. In January 2000, the Company's wholly-owned subsidiaries were merged into the Company.

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

       Revenue Recognition. Sales are recognized upon shipment. During the fiscal year ended January 31, 1998, no customer accounted for more than 10% of total sales. During the fiscal year ended January 31, 1999, two customers accounted for an aggregate of 28% of the Company's net sales. During the fiscal year ended January 31, 2000, two customers accounted for an aggregate of 29% of the Company's net sales.

       Cash and Cash Equivalents. Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

       Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method. Inventory balances at January 31, 1999 and 2000 were as follows:

                                               January 31,
                                          1999            2000
                                      ------------    ------------
               Finished               $116,071,991    $103,548,955
               Work in progress          7,927,388       6,727,835
               Raw materials             9,306,424      16,745,615
                                      ------------    ------------
                                      $133,305,803    $127,022,405
                                      ============    ============

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

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES - (Continued)

                                               Years Ended January 31,
                                          1998         1999          2000
                                   -----------------------------------------
    Allowance for Bad Debt:
    Beginning balance              $   489,937    $   676,387    $    533,696
    Provision                          570,000        401,626       1,138,800
    Write offs, net of recoveries     (383,550)      (544,317)       (506,826)
                                   -----------    -----------    ------------
    Ending balance                 $   676,387    $   533,696    $  1,165,670
                                   ===========    ===========    ============

    Allowance for Sales Returns:
    Beginning balance              $   366,608    $   558,651    $    555,245
    Provision                        6,014,283      7,630,810      13,289,613
    Actual returns                  (5,822,240)    (7,634,216)    (13,028,413)
                                   -----------    -----------    ------------
    Ending balance                 $   558,651    $   555,245    $    816,445
                                   ===========    ===========    ==-=========

     Property and Equipment, and Depreciation. Property and equipment are stated at cost. Expenditures for major improvements and additions are recorded to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method, as follows:

               Category                                Years
               ---------------------------------------------
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

     Exclusive Brand Licenses and Trademarks, Customer Lists and Amortization. These intangible assets are being amortized using the straight-line method, as follows at January 31:

                                                      Accumulated Amortization
                                                      ------------------------
 Category                      Years       Cost           1999         2000
 -----------------------------------------------------------------------------
 Exclusive brand licenses
  and trademarks              5 and 15   $66,398,376  $10,691,367  $17,355,084
 Contract rights and other
  intangibles                 3 and 5     11,179,593    2,395,020    4,395,020

     Long-Lived Assets. Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, the assets carrying value is adjusted to estimated fair value. No such adjustments were recorded for the fiscal years ended January 31, 1998, 1999 and 2000.

     Senior Note Offering Costs. Debt issuance costs and transaction fees which are associated with the issuance of senior notes are being amortized (and charged to interest expense) over the term of the related notes using a method which approximates the level yield method. See Note 5.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES - (Continued)

     Advertising and Promotional Costs. Advertising and promotional costs are expensed as incurred. Advertising and promotional costs totaled approximately $6.2 million, $4.8 million and $10.2 million during the fiscal years ended January 31, 1998, 1999 and 2000, respectively.

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

     Fair Value of Financial Instruments. The Company's financial instruments include accounts receivable, accounts payable, short-term debt, long-term debt and convertible redeemable preferred stock. The fair value of such financial instruments has been determined using available market information and interest rates as of January 31, 1999 and 2000.

     At January 31, 1999 and 2000, the estimated fair value of the Company's subordinated debentures and senior notes was as follows:

                                                      January 31,
                                                  1999           2000
                                              ----------------------------
     Subordinated debentures                  $  9,875,000    $  6,479,966
     Convertible subordinated debentures         5,289,000       4,778,643
     Senior notes                              158,875,000     148,800,000

     The fair value of all other financial instruments was not materially different than their carrying value.

     Reclassifications. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with fiscal 2000 presentations.

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

                                               Years Ended January 31,
                                          1998           1999          2000
                                      ----------------------------------------
 Basic
  Net income                          $12,341,369   $12,006,020   $15,329,436
                                      ===========   ===========   ===========
  Weighted average shares
   outstanding                         13,394,385    13,774,993    13,801,196
                                      ===========   ===========   ===========
  Net income per basic share                $0.92         $0.87         $1.11
                                      ===========   ===========   ===========
 Diluted
  Net income                          $12,341,369   $12,006,020   $15,329,436
  Add: 7.5% convertible
   subordinated debentures'
   interest - net of tax                  250,086       163,933       109,313
                                      -----------   -----------   -----------
   Net income as adjusted             $12,591,455   $12,169,953   $15,438,749
                                      ===========   ===========   ===========
  Weighted average shares
   outstanding                         13,394,385    13,774,993    13,801,196
  Potential common shares -
   treasury method                      2,350,430     2,448,181     1,444,376
  Assumed conversion of
   7.5% convertible
   subordinated debentures                747,226       505,624       331,850
                                      -----------   -----------   -----------
  Weighted average shares and
   potential dilutive shares           16,492,041    16,728,798    15,577,422
                                      ===========   ===========   ===========
   Net income per diluted share             $0.76         $0.73         $0.99
                                      ===========   ===========   ===========

     Stock-Based Compensation. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee and non-employee members of the Board of Directors of the Company (the "Board") compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock. See Note 11.

     New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments, and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined what effects, if any, the adoption of SFAS No. 133 will have on the Company's financial statements.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   ACQUISITIONS

     Fine Fragrances Acquisition. In May 1997, the Company used approximately $4,226,000 of the net proceeds from the May 1997 offering of $115,000,000 principal amount of 10 3/8% Series A Senior Notes due 2007 ("Series A Senior Notes" ) to acquire the 50.01% interest of Fine Fragrances that the Company did not own (the "Fine Fragrances Interest") from an unaffiliated third party and to repay Fine Fragrances' credit line. The purchase price for the Fine Fragrances Interest was $2,000,000, plus an additional $1,000,000 which was paid based on 5% of the net sales of COFCI, S.A. ("COFCI") products sold by the Company following this acquisition. The acquisition was accounted for under the purchase method. As a result of this acquisition, Fine Fragrances became a wholly-owned subsidiary of the Company and the operations of Fine Fragrances have been consolidated with those of the Company. The brands manufactured by COFCI are distributed by the Company under new agreements expiring in 2006.

     JPF Acquisition. In March 1998, the Company acquired (the "JPF Acquisition") certain assets of J.P. Fragrances, Inc. ("JPF"), a distributor of prestige fragrance products, including inventory, returns, contract rights, accounts receivable, books and records, fixed assets (including furniture and warehouse materials and equipment), claims, intangible rights (including non-compete agreements) and goodwill (collectively, the "JPF Acquired Assets"). The Company also assumed approximately $10,600,000 of certain trade and other payables of JPF. In addition to the assumption of payables, the purchase price for the JPF Acquired Assets consisted of approximately $37,300,000 in cash and a subordinated debenture of $3,000,000 (the "JPF Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's current revolving credit facility, which financing was replaced by the offering of 10 3/8% Series C Senior Notes (the "Series C Senior Notes"). See Note 5. The JPF Debenture is non-interest bearing, with the principal amount being payable in three equal installments on May 1999, 2000 and 2001 if, and only if, certain conditions relating to the fragrance business of JPF (the "JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. To date, the Company has made one payment on the JPF Debenture.
The JPF Debenture has been recorded net of its discount of $485,528 and calculated using an effective rate of 9.38%. The discount will be amortized using the effective rate over the life of the JPF Debenture. As a result of the JPF Acquisition, the Company acquired approximately $30,400,000 of inventory, $12,100,000 of accounts receivable, $263,000 of fixed assets (consisting primarily of office and warehouse furniture and equipment), and approximately $7,700,000 of contract rights, intangible rights (including non-compete agreements) and goodwill. The JPF Acquisition was accounted for under the purchase method.

     PSI Acquisition. In January 1999, the Company acquired certain assets (the "PSI Acquisition") of Paul Sebastian, Inc. ("PSI"), a manufacturer, marketer and distributor of prestige fragrance products, including trademarks or licenses to manufacture and distribute the fragrance brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for Women and Casual for Men, inventory, returns, accounts receivable, books and records, fixed assets (consisting of manufacturing tools, dyes and molds), claims and goodwill (collectively, the "PSI Acquired Assets"). The purchase price for the PSI Acquired Assets consisted of approximately $9,700,000 in cash and a subordinated debenture of $500,000 (the "PSI Debenture"). The cash portion of the purchase price was financed from available cash from operations. The PSI Debenture is non-interest bearing, with the principal amount being payable in July 2000, and is being held by the Company as security for PSI's indemnification obligations under the asset purchase agreement between the Company and PSI. The PSI Acquisition was accounted for under the purchase method.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                    January 31,
                                                1999           2000
                                            --------------------------
       Land                                 $ 2,871,000    $ 2,871,000
       Building                               5,519,452      5,519,452
       Building improvements                  4,856,291      5,240,713
       Furniture and fixtures                   979,329      1,172,620
       Machinery, equipment and vehicles      3,438,681      3,989,700
       Computer equipment and software        4,226,532      5,567,043
       Tools and molds                        1,534,668      2,282,659
                                            -----------    -----------
                                             23,425,953     26,643,187
       Less accumulated depreciation         (4,478,029)    (6,965,700)
                                            -----------    -----------
                                             18,947,924     19,677,487
       Projects in progress                      72,706        554,825
                                            -----------    -----------
       Property and equipment, net          $19,020,630    $20,232,312
                                            ===========    ===========

4.   SHORT-TERM DEBT

     At January 31, 2000, the Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") provided for borrowings on a revolving basis of up to $50 million, with a $10 million sublimit for letters of credit. The Credit Facility matures in May 2002. Loans under the revolving credit portion of the Credit Facility bear interest, at the option of the Company, at a floating rate ranging from either (i) 1.625% over the London InterBank Offered Rate ("LIBOR") to 2.125% over LIBOR or (ii) the prime rate as quoted by Fleet to 0.5% over such prime rate, in each case depending on the ratio of the Company's funded debt to capital base. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $10 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At January 31, 1999, the outstanding balance under the Credit Facility was approximately $5,639,000. At January 31, 2000, the Credit Facility did not have an outstanding balance. As part of the Credit Facility, the Company had approximately $1,661,000 and $2,543,000 in outstanding letters of credit at January 31, 1999 and 2000, respectively.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   LONG-TERM DEBT

     The Company's long-term debt at January 31, 1999 and January 31, 2000 consisted of the following:

                                                        January 31,
Description                                         1999           2000
-----------                                     ------------   ------------
10 3/8% Senior Notes due May 2007, net          $157,453,466   $157,245,157
8.5% Subordinated Debenture due May 2004, net      6,479,966      6,479,966
7.5% Convertible Subordinated Debentures
 due June 2006                                     4,778,643      4,778,643
J.P. Fragrances Debenture due May 2001, net        2,710,915      1,946,646
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                     5,694,068      5,537,663
Other Indebtedness                                 2,903,465        817,179
                                                ------------   ------------
Total Long-Term Debt                             180,020,523    176,805,254
   Less Current Portion of Long-Term Debt          3,861,767      1,775,027
                                                ------------   ------------
Total Long-Term Debt, net                       $176,158,756   $175,030,227
                                                ============   ============

     The scheduled maturities of long-term debt at January 31, 2000 are as follows:

              Fiscal Year                Amount
              -----------            ------------
              2001                   $  1,775,027
              2002                      3,477,128
              2003                      2,363,105
              2004                      7,166,194
              2005 and thereafter     162,023,800
                                     ------------
              Total                  $176,805,254
                                     ============

     Senior Notes. In May 1997, the Company consummated the private placement under Rule 144A pursuant to the Securities Act of 1933, as amended (the "Act"), of $115.0 million principal amount of 10 3/8% Series A Senior Notes. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of Series B Senior Notes (the "Series B Senior Notes") containing identical terms to the Series A Senior Notes but which have been registered under the Act. In April 1998, the Company consummated the private placement under Rule 144A of $40.0 million principal amount of Series C Senior Notes. The Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company's existing Series B Senior Notes. The Series C Senior Notes were recorded net of a premium of $2.6 million. The premium is being amortized over the life of the notes using the effective interest method. Through January 31, 2000, the Company has amortized $208,309 of premium against interest expense. In August 1998, the Series C Senior Notes were exchanged for an equivalent principal amount of 10 3/8% Series D Senior Notes (the "Series D Senior Notes") containing identical terms to the Series C Senior Notes, but which have been registered under the Act.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   LONG-TERM DEBT - (Continued)

     The Indentures pursuant to which the Series B Senior Notes and the Series D Senior Notes were issued (the "Indentures") provide that such notes will be senior unsecured obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility. The Indentures generally permit the Company (subject to the satisfaction of a fixed charge covenant ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. The Indentures generally limit the ability of the Company to create liens, merge or transfer or sell assets. The Indentures also provide that the holders of the Series B Senior Notes and the Series D Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control in the Company (as defined in the Indentures).

6.   COMMITMENTS AND CONTINGENCIES

     In May 1998, the Company entered into a lease with an unaffiliated third party for approximately 48,000 square feet of a warehouse facility (the "Miami Lakes Annex") in Miami Lakes, Florida to accommodate additional inventory requirements associated primarily with its promotional set business. The lease has an initial term of thirty months, with the Company having an option to extend for an additional term of thirty months.

     In February 2000, the Company entered into a lease with an unaffiliated third party for approximately 295,000 square feet of a warehouse facility (the "Edison Facility") in Edison, New Jersey, which will be used primarily for the Company's promotional set business and to process its product returns. The lease has a term of twenty-six months.

     In February 2000, the Company assumed a lease for approximately 173,000 square feet of a warehouse facility (the "Allentown Facility") in Allentown, Pennsylvania, which was leased by an unaffiliated third party as the Company's promotional set fulfillment center for the 1999 holiday season. The lease extends through June 30, 2002. The Company currently intends to consolidate its operations to its Miami Lakes facility, which contains approximately 200,000 square feet of distribution and warehouse space and approximately 30,000 square feet of office space, and the Edison Facility. Accordingly, the Company does not intend to exercise its option on the Miami Lakes Annex and intends to seek to sublease or assign its lease on the Allentown Facility.

     The Company's aggregate minimum lease payments under these leases are as follows:

              Fiscal Year                Amount
              -----------            ------------
              2001                   $1,470,280
              2002                    1,272,916
              2003                      726,165
              2004                      630,644
              2005 and thereafter       265,769
                                     ----------
              Total                  $4,365,774
                                     ==========

     The Company has commitments to purchase products from fragrance manufacturers in the amount of $63 million annually during the calendar years ended December 31, 2000 and 2001.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   COMMITMENTS AND CONTINGENCIES - (Continued)

     In fiscal 1999, the Company paid $1.5 million to settle a lawsuit filed against the Company in the United States Bankruptcy Court by the trustee of the Model Imperial Liquidating Trust (the "Trust"). The lawsuit sought to recover the value of certain unspecified sales of products by Model Imperial, Inc. ("Model") to the Company during 1994 and 1995, which the Trust alleged resulted in Model obtaining financing under Model's credit facility to which Model was not entitled. The litigation settlement is reflected in litigation settlement expense for the fiscal year ended January 31, 1999.

     In April 1999, the Company settled a dispute with Halston Borghese, Inc. ("HBI") and certain of its affiliates concerning the Company's acquisition of certain assets relating to the Halston fragrance brands. Pursuant to the settlement, a $2,000,000 note issued to HBI by the Company (the "HBI Note") was canceled and all claims of HBI were released in exchange for a payment from the Company of approximately $530,000. As a result of the settlement, the HBI Note and accrued interest thereon were removed from the current portion of long-term liabilities in the Company's Consolidated Balance Sheet at January 31, 2000.

     The Company is a party to a number of pending legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

7.   INCOME TAXES

     The components of the provision for income taxes for the years ended January 31, 1998, 1999 and 2000 are as follows:

                                               Years Ended January 31,
                                           1998         1999         2000
                                        -------------------------------------
       Current income taxes:
         Federal                        $6,555,997   $6,906,407   $10,776,790
         State                             749,257    1,149,984     1,353,621
                                        ----------   ----------   -----------
           Total current                 7,305,254    8,056,391    12,130,411
                                        ----------   ----------   -----------
       Deferred income taxes:
         Federal                           105,155     (316,834)   (1,954,835)
         State                              12,017      (52,686)     (174,421)
                                        ----------   ----------   -----------
           Total deferred                  117,172     (369,520)   (2,129,256)
                                        ----------   ----------   -----------
       Total provision for
        income taxes                    $7,422,426   $7,686,871   $10,001,155
                                        ==========   ==========   ===========

                                36

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   INCOME TAXES - (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                         January 31,
                                                     1999          2000
                                                 -------------------------
    Deferred tax liabilities:
      Property and equipment                     $ (365,105)   $ (580,918)
      Merger assets                                (222,008)     (190,426)
                                                 ----------    ----------
                                                   (587,113)     (771,344)
                                                 ----------    ----------
    Deferred tax assets:
      Excess of book bad debts reserve
       over tax reserve                             205,873       541,140
      Intangibles                                   481,765     2,053,530
      Accruals                                       95,087       223,121
      Net operating loss carryforwards              790,335       790,335
      Inventories related                         1,012,541       865,590
      Other                                              --       425,372
                                                 ----------    ----------
        Gross deferred tax assets                 2,585,601     4,899,088
                                                 ----------    ----------
    Net deferred tax asset before
     valuation allowance                          1,998,488     4,127,744
    Valuation allowance for deferred taxes         (790,335)     (790,335)
                                                 ----------    ----------
       Net deferred tax asset                    $1,208,153    $3,337,409
                                                 ==========    ==========

    As of January 31, 1999 and 2000, the valuation allowance relates to the net operating loss carryforwards available in connection with the Merger which expire through 2009.

    The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to pretax income as follows:

                                                 Years Ended January 31,
                                   1998                  1999                  2000
                            ------------------    ------------------    -------------------
                               Amount    Rate        Amount    Rate        Amount    Rate
Income tax at
 statutory rates            $6,917,329  35.00%    $6,892,512  35.00%    $ 8,865,707  35.00%
State tax, net of
 federal benefit               494,828   2.50        712,887   3.62         767,517   3.03
Undistributed earnings
 in affiliate                  (47,078)  (.24)            --     --              --     --
Other                           57,347    .30         81,472    .41         367,931   1.45
                            ----------  -----     ----------   -----    -----------  -----
   Total income taxes       $7,422,426  37.56%    $7,686,871   39.03%   $10,001,155  39.48%
                            ==========  =====     ==========   =====    ===========  =====

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.   RELATED PARTY TRANSACTIONS

     Prior to August 1998, the Company leased from National Trading Manufacturing, Inc. ("National Trading"), a company controlled by the Chairman of the Company, a warehouse and office facility (the "National Trading Facility"), which had housed the Company's executive offices prior to May 1997 and which the Company had an option to purchase. During the fiscal years ended January 31, 1998 and 1999, the Company made lease payments to National Trading of $256,000 and $144,500, respectively. In connection with National Trading's sale of the National Trading Facility, the Company agreed to terminate the lease and its option to purchase the National Trading Facility (the "Contract Rights"). As part of the consideration for the Contract Rights, the Company's outstanding loan from National Trading in the principal amount of $294,000 was canceled and the Company received from National Trading a cash payment of approximately $416,000 and a promissory note payable upon demand in the principal amount of $300,000 and bearing interest at 8.5% per annum. Approximately $633,000, representing the income from the Contract Rights less the difference between the consideration received for the Contract Rights and the fixed asset, is reflected in Income from sale of contract and intangible rights for the fiscal year ended January 31, 1999. At January 31, 2000, the principal amount and accrued interest on the demand note due to the Company was $116,000 and is reflected in the Company's Consolidated Balance Sheet at January 31, 2000 in Prepaid expenses and other assets.

     During the fiscal year ended January 31, 1999, the Company provided loans to the President and Chief Executive Officer of the Company in the aggregate principal amount of $500,000 for payment of certain Canadian tax liabilities resulting from his relocation to Florida. At January 31, 2000, the principal amount of loans outstanding and accrued interest were $556,000 cumulatively and are reflected in the Company's Consolidated Balance Sheet in Prepaid expenses and other assets. The loans accrue interest at 8.5% per annum and mature in August and November 2000.

     In February 2000, the Company repurchased the 7.5% Convertible Subordinated Debentures due 2006 (the "7.5% Convertible Debentures") held by its Chairman and National Trading. The Company paid $2,652,000 to acquire $2,184,000 principal amount of 7.5% Convertible Debentures. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain that the Chairman could have recognized upon a conversion and sale of the 7.5% Convertible Debentures into Common Stock. As a result of the repurchase, the Company recognized a loss of $468,000 in February 2000.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.   SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

                                                          Years Ended January 31,
                                                     1998          1999           2000
                                                 -------------------------------------
  Redemption of 8% Debentures used to pay
   for conversion of preferred stock             $   40,563
                                                 ==========
  Conversion of 7.5% Convertible Debentures
   into Common Stock                             $  514,223     $   187,315
                                                 ==========     ===========
  Acquisition of Fine Fragrances Interest
   (See Note 2):
    Book value of assets acquired,
     excluding inventory                         $2,296,051
                                                 ==========
    Liabilities assumed                          $3,156,895
                                                 ==========
    Inventory acquired                           $2,805,638
                                                 ==========
    Note issued                                  $1,000,000
                                                 ==========
  Transactions in connection with the
   JPF Acquisition (See Note 2):
    Issuance of JPF Debenture, net                              $ 2,514,472
                                                                ===========
    Assumption of accounts payable                              $10,560,577
                                                                ===========
  Transactions in connection with the
   sale of the Contract Rights for the
   National Trading Facility (See Note 8):
    Disposition of fixed asset in
     capital lease, net of accumulated
     depreciation and cash received                            $  1,024,806
                                                                ===========
    Termination of capital lease and of
     note payable to related party                             $  1,374,136
                                                                ===========
    Note receivable from related party                         $    300,000
                                                                ===========
  Transactions in connection with the
   PSI Acquisition (See Note 2):
    Issuance of PSI Debenture, net                             $    458,000
                                                                ===========
  Tax benefit from exercise of stock options                                    $  304,410
                                                                                ==========

10.   CONVERTIBLE PREFERRED STOCK

      At January 31, 2000, the Company had outstanding 265,801 shares of Series B Convertible Preferred Stock, $.01 par value per share ("Series B Convertible Preferred"), and 502,520 shares of Series C Convertible Preferred Stock, $.01 par value per share ("Series C Convertible Preferred"). Each share of Series B Convertible Preferred is convertible, at the option of the holder, into 7.12 shares of the Company's Common Stock upon payment of $3.30 per share of Common Stock. Each share of Series C Convertible Preferred is convertible, at the option of the holder, into one share of the Company's Common Stock upon payment of $5.25 per share of Common Stock. The Series B Convertible Preferred and the Series C Convertible Preferred must be redeemed by January 31, 2005.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  STOCK OPTION PLANS

     The Company has two stock option plans, one for the benefit of non-employee directors (the "Non-Employee Director Plan") and another for directors, officers and employees (the "1995 Stock Option Plan").

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

     The stock options awarded under the 1995 Stock Option Plan are exercisable at any time or in any installments as determined by the Compensation Committee of the Board at the time of grant, provided that no stock options shall be exercisable prior to six months from the date of grant. The options granted under the 1995 Stock Option Plan may be either incentive and/or non-qualified stock options under the Internal Revenue Code as determined by the Compensation Committee. For incentive stock options, the aggregate fair market value (determined at the grant date) of Common Stock with respect to which such options first become exercisable by a participant of the plan during any calendar year may not exceed $100,000. The number of shares of Common Stock authorized under the 1995 Stock Option Plan is 2,200,000.

     The option activities of all plans are as follows:

                                                Years Ended January 31,
                                    1998                1999                  2000
                             -----------------    -----------------     -----------------
                                      Weighted             Weighted              Weighted
                                      Average              Average               Average
                                      Exercise             Exercise              Exercise
                             Shares   Price       Shares   Price        Shares   Price
                             -----------------   ------------------   -------------------
    Beginning outstanding    729,040   $4.36       806,540  $ 4.80    1,300,940   $ 8.06
      Granted                 77,500    8.93       530,000   12.72      265,000     6.11
      Exercised                   --      --       (35,600)   3.30     (441,440)    3.38
      Canceled                    --      --            --      --      (31,500)   10.32
                             -------   -----     ---------  ------    ---------   ------
    Ending outstanding       806,540   $4.80     1,300,940  $ 8.06    1,093,000   $ 9.42
                             =======   =====     =========  ======    =========   ======
    Exercisable as of
     January 31, 1998,
     1999 and 2000           686,548             1,190,585              885,682
                             =======             =========              =======
    Weighted average fair
     value of options
     granted during the
     year                     77,500   $5.17       530,000  $ 9.33      265,000   $ 3.54
                              ======   =====       =======  ======      =======   ======

                  Options Outstanding                           Options Exercisable
 -------------------------------------------------------      ----------------------
                Number          Weighted                      Number
                Outstanding     Average         Weighted      Exercisable   Weighted
 Range of       as of           Remaining       Average       as of         Average
 Exercise       January 31,     Contractual     Exercise      January 31,   Exercise
 Price          2000            Life            Price         2000          Price
 ------------   -----------     -----------     --------      -----------   --------
 $5.25-$6.00       303,000         3.4           $ 5.83         152,343      $ 5.66
 $6.50-$9.38       280,000         3.8             7.28         250,000        7.31
 $12.50-16.38      510,000         7.3            12.73         483,339       12.74
 ------------    ---------         ---           ------         -------      ------
 $5.25-16.38     1,093,000         5.3           $ 9.42         885,682      $ 9.99
 ============    =========         ===           ======         =======      ======
</TABLE
                                40

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  STOCK OPTION PLANS - (Continued)

     The Company applies APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized during the years ended January 31, 1998, 1999 and 2000 related to the stock options. Net income and net income per common share would have been as follows had the fair value of stock options granted during 1998, 1999 and 2000 been recognized as compensation expense as prescribed by SFAS No. 123:

                                           Years Ended January 31,
                                     1998           1999           2000
                                 -------------------------------------------
      Pro forma net income       $12,188,000     $9,254,000     $14,747,000
                                 ===========     ==========     ===========
      Pro forma net income
       per common share:
          Basic                        $0.91          $0.67           $1.07
                                       =====          =====           =====
          Diluted                      $0.75          $0.56           $0.95
                                       =====          =====           =====

     The fair value of each option granted is estimated on the grant date using the Black-Sholes option pricing model with the following assumptions:

                                              Years Ended January 31,
                                             1998      1999      2000
                                            ---------------------------
     Expected dividend yield                 0.00%     0.00%     0.00%
     Expected price volatility              55.60%    74.42%    67.46%
     Risk-free interest rate                 6.50%     5.50%     6.00%
     Expected life of options in years      4 - 8     4 - 8     4 - 8

12.  QUARTERLY DATA (Unaudited)

     Condensed consolidated quarterly information as follows:

                       April 30, 1999   July 31, 1999   October 31, 1999  January 31, 2000
                       --------------   -------------   ----------------  ----------------
Net sales                $57,532,267     $59,711,563     $153,719,284       $90,279,992
Gross profit             $17,213,964     $25,291,988     $ 53,127,517       $29,480,647
Income from operations   $ 2,309,074     $ 7,872,817     $ 22,744,921       $12,019,931
Net (loss) income        $(1,372,014)    $ 2,020,860     $ 10,642,698       $ 4,037,892
Earnings per common
 shares:
    Basic                     $(0.10)          $0.15            $0.77             $0.29
    Diluted                   $(0.10)          $0.13            $0.67             $0.27

                       April 30, 1998   July 31, 1998   October 31, 1998  January 31, 1999
                       --------------   -------------   ----------------  ----------------
Net sales                $46,546,294     $61,899,682     $112,506,135       $88,662,500
Gross profit             $13,317,164     $18,417,979     $ 33,605,314       $23,152,572
Income from operations   $ 3,975,619     $ 7,737,424     $ 16,744,567       $10,226,458
Net income               $   303,742     $ 1,710,476     $  6,801,860       $ 3,189,942
Earnings per common
 shares:
    Basic                      $0.02           $0.12            $0.49             $0.23
    Diluted                    $0.02           $0.10            $0.42             $0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item will be contained in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by this reference, or is included in Part I under "Executive Officers of the Company."

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements - The consolidated financial statements and independent auditors' report are listed in the "Index to Financial Statements and Schedules" on page 22 and included on pages 23 through 41.

      2. Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

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

Exhibit
Number                                Description
-------   --------------------------------------------------------------------
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

4.1 Indenture, dated as of May 13, 1997, between the Company and HSBC Bank USA (formerly Marine Midland Bank), as trustee (incorporated herein by reference to Exhibit 4.1 filed as a part of the Company's Form 8-K dated May 13, 1997 (Commission File No. 1-6370)).

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

4.5 Second Amendment to Credit Agreement and Other Transaction Documents dated as of November 13, 1998, between the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.6 filed as a part of the Company's Form 10-Q for the quarter ended October 31, 1998 (Commission File No. 1-6370)).

4.6 Third Amendment to Credit Agreement and Other Transaction Documents dated as of May 17, 1999, between the Company and Fleet National Bank (incorporated herein by reference to Exhibit 4.7 filed as a part of the Company's Form 10-Q for the quarter ended April 30, 1999 (Commission File No. 1-6370)).

10.1 Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-6370)).

10.2 Amendment dated as of March 20, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-K for the year ended January 31, 1996 (Commission File No. 1-6370)).

10.3 Second Amendment dated as of July 22, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation, Fred Berens, Rafael Kravec and the Estate of Eugene Ramos (incorporated by reference to Exhibit 10.3 filed as part of the Company's Form 10-Q for the quarter ended July 31, 1996 (Commission File No. 1-6370)).

10.4 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 4.11 filed as a part of the Company's Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

Exhibit
Number                                Description
-------   --------------------------------------------------------------------
10.5      1995 Stock Option Plan (incorporated herein by reference to Exhibit
          4.12 filed as a part of the Company's Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

12.1      Ratio of Earnings to Fixed Charges.

23.1      Independent Auditors' Consent.

27.1      Financial Data Schedule.

--------------

          The foregoing list omits instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)       Reports on Form 8-K.

         A Current Report on Form 8-K dated January 20, 2000 was filed on
          January 27, 2000 announcing, under Item 5. Other Events, that the Company's Board of Directors had approved an increase in the amount of the Company's Common Stock to be repurchased under the Company's share repurchase program from $5 million to $10 million.

(c)       Exhibits to Form 10-K.

              See Item 14(a)3.

(d)       Financial Statement Schedules.

              See Item 14(a)2.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of April, 2000.

                           FRENCH FRAGRANCES, INC.

                            By: /s/ E. Scott Beattie
                                ------------------------------------
                                E. Scott Beattie
                                Chairman, President, Chief Executive
                                Officer and Director
                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                  Title                         Date
        ---------                  -----                         ----

/s/ E. Scott Beattie     Chairman, President, Chief         April 28, 2000
-----------------------   Executive Officer and Director
E. Scott Beattie          (Principal Executive Officer)


/s/ William J. Mueller   Senior Vice President, Chief       April 28, 2000
-----------------------   Financial Officer and Treasurer
William J. Mueller        (Principal Financial and
                           Accounting Officer)

/s/ Fred Berens          Director                           April 28, 2000
-----------------------
Fred Berens


/s/ George Dooley        Director                           April 28, 2000
-----------------------
George Dooley


/s/ Rafael Kravec        Director                           April 28, 2000
-----------------------
Rafael Kravec


/s/ Richard C.W. Mauran  Director                           April 28, 2000
-----------------------
Richard C.W. Mauran


/s/ J.W. Nevil Thomas    Director                           April 28, 2000
-----------------------
J.W. Nevil Thomas
                                45