Form 10-Q
period 2000-04-30
FRENCH FRAGRANCES INC
filed 2000-06-13
CIK 95052

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 30, 2000

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ________ to ________


                 Commission File Number 1-6370


                    FRENCH FRAGRANCES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                           59-0914138
------------------------      -----------------------------------
(State of incorporation)      (I.R.S. Employer Identification No.)


      14100 N.W. 60th Avenue, Miami Lakes, Florida  33014
      ----------------------------------------------------
            (Address of principal executive offices)
                           (Zip Code)


                         (305) 818-8000
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Outstanding at
               Class                        June 9, 2000
      ----------------------------       ------------------
     Common Stock, $.01 par value        13,201,551 shares

                     FRENCH FRAGRANCES, INC.


                        INDEX TO FORM 10-Q


PART I  - FINANCIAL INFORMATION                               Page No.
Item 1.   Financial Statements

          Consolidated Balance Sheets -
          January 31, 2000 and April 30, 2000                       3

          Consolidated Statements of Operations -
          Three Months Ended April 30, 1999 and 2000                4

          Consolidated Statement of Shareholders' Equity -
          Three Months Ended April 30, 2000                         5

          Consolidated Statements of Cash Flow -
          Three Months Ended April 30, 1999 and 2000                6

          Notes to Unaudited Consolidated Financial Statements      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                              12

PART II  - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                         15

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                        January 31, 2000   April 30, 2000
                                        ----------------   --------------
ASSETS                                                       (Unaudited)
Current assets:
  Cash and cash equivalents               $ 22,144,314      $  8,361,918
  Accounts receivable, net                  63,485,136        64,404,034
  Inventories                              127,022,405       123,207,791
  Advances on inventory purchases            2,785,475         4,366,992
  Prepaid expenses and other assets          9,882,321         9,640,542
                                          ------------      ------------
     Total current assets                  225,319,651       209,981,277
                                          ------------      ------------

Property and equipment, net                 20,232,312        21,158,460
                                          ------------      ------------
Other assets:
  Exclusive brand licenses and
   trademarks, net                          49,043,292        47,371,823
  Senior note offering costs, net            3,949,009         3,813,493
  Deferred income taxes, net                 3,337,409         3,337,409
  Other intangibles and other assets         7,749,982         7,275,242
                                          ------------      ------------
     Total other assets                     64,079,692        61,797,967
                                          ------------      ------------
     Total assets                         $309,631,655      $292,937,704
                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                         $         --      $  6,278,804
  Accounts payable - trade                  31,436,903        22,935,150
  Other payables and accrued expenses       19,102,919         7,407,293
  Current portion of long-term debt          1,775,027         1,778,221
                                          ------------      ------------
     Total current liabilities              52,314,849        38,399,468
                                          ------------      ------------
  Long-term debt, net                      175,030,227       172,810,091
                                          ------------      ------------
     Total liabilities                     227,345,076       211,209,559
                                          ------------      ------------

Commitments and contingencies (See Note 6)

Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000
   shares authorized; 265,801 and 265,794
   shares issued and outstanding,
   respectively                                  2,658             2,658
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429
   shares authorized; 502,520 shares issued
   and outstanding                               5,025             5,025
  Common stock, $.01 par value, 50,000,000
   shares authorized; 14,186,399 and
   14,188,451 shares issued and outstanding,
   respectively                                141,864           141,885
  Additional paid-in capital                32,780,530        33,022,455
  Treasury stock (870,500 and 935,500
   shares at cost, respectively)            (5,673,940)       (6,150,358)
  Retained earnings                         55,030,442        54,706,480
                                          ------------      ------------
     Total shareholders' equity             82,286,579        81,728,145
                                          ------------      ------------
     Total liabilities and shareholders'
      equity                              $309,631,655      $292,937,704
                                          ============      ============

  See Accompanying Notes to Unaudited Consolidated Financial Statements.


                                     3

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                     Three Months Ended
                                                          April 30,
                                                 -------------------------
                                                     1999          2000
                                                 -----------   -----------
Net sales                                        $57,532,267   $65,708,707
Cost of sales                                     40,318,303    44,511,531
                                                 -----------   -----------
   Gross profit                                   17,213,964    21,197,176
                                                 -----------   -----------
Operating expenses:
  Warehouse and shipping                           2,893,137     4,549,352
  Selling, general and administrative              9,239,206     9,907,187
  Depreciation and amortization                    2,772,547     2,934,063
                                                 -----------   -----------
      Total operating expenses                    14,904,890    17,390,602
                                                 -----------   -----------
Income from operations                             2,309,074     3,806,574
                                                 -----------   -----------
Other income (expense):
  Interest expense, net                           (4,552,875)   (4,652,963)
  Other (expense) income                              (7,049)      317,616
                                                 -----------   -----------
      Other income (expense), net                 (4,559,924)   (4,335,347)
                                                 -----------   -----------
Loss before income taxes                          (2,250,850)     (528,773)
Benefit from income taxes                           (878,836)     (204,811)
                                                 -----------   -----------
Net loss                                         $(1,372,014)  $  (323,962)
                                                 ===========   ===========
Loss per common share:
   Basic                                              $(0.10)       $(0.02)
                                                      ======        ======
   Diluted                                            $(0.10)       $(0.02)
                                                      ======        ======
Weighted average number of common shares:
   Basic                                          13,812,704    13,301,853
                                                  ==========    ==========
   Diluted                                        15,212,443    15,136,297
                                                  ==========    ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements.
                                   4

                         FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Preferred Stock                                       Additional
                             Series B            Series C            Common Stock           Paid-in
                         Shares   Amount     Shares   Amount       Shares    Amount         Capital
                        -----------------------------------------------------------------------------
Balance at
January 31, 2000        265,801   $2,658    502,520  $5,025      14,186,399  $141,864     $32,780,530

Issuance of Common
 Stock upon conversion
 of Series B
 convertible preferred
 stock                       (7)      --         --      --              51        --             166

Issuance of Common
 Stock upon exercise
 of stock options            --       --         --      --           2,001        21          11,985

Repurchase of Common
 Stock                       --       --         --       -              --        --              --

Tax benefit from
 exercise of stock
 options                     --       --         --      --              --        --         229,774

Net loss                     --       --         --      --              --        --              --
                        -----------------------------------------------------------------------------
Balance at
 April 30, 2000         265,794   $2,658    502,520  $5,025      14,188,451     $141,885  $33,022,455
                        =============================================================================
 (unaudited)


(RESTUBBED TABLE CONTINUED FROM ABOVE)

                         FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                      Total
                            Treasury             Retained             Shareholders'
                            Stock                Earnings             Equity
                        ---------------------------------------------------------------
Balance at
January 31, 2000            $(5,673,940)         $55,030,442          $82,286,579

Issuance of Common
 Stock upon conversion
 of Series B
 convertible preferred
 stock                               --                   --                  166

Issuance of Common
 Stock upon exercise
 of stock options                    --                   --               12,006

Repurchase of Common
 Stock                         (476,418)                  --             (476,418)

Tax benefit from
 exercise of stock
 options                             --                   --              229,774

Net loss                             --             (323,962)            (323,962)
                            -----------------------------------------------------
Balance at
 April 30, 2000             $(6,150,358)         $54,706,480          $81,728,145
 (Unaudited)                ============         ===========          ===========

          See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                             5

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)

                                                Three Months Ended
                                                     April 30,
                                            ---------------------------
                                                1999           2000
                                            -----------    ------------
Cash Flows from Operating Activities:
  Net loss                                  $(1,372,014)   $   (323,962)
    Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization          2,772,547       2,934,063
       Amortization of senior note
        offering costs and note premium         144,154         140,562
    Change in assets and liabilities:
       Decrease (increase) in accounts
        receivable                            4,506,840        (918,898)
       Decrease in inventories and
        advances on inventory purchases       9,692,795       2,233,097
       (Increase) decrease in prepaid
        expenses and other assets            (3,011,155)        212,762
       Increase (decrease) in accounts
        payable                               1,987,117      (8,501,753)
       Decrease in other payables and
        accrued expenses                     (1,215,410)    (11,465,849)
                                            -----------    ------------
         Net cash provided by (used in)
          operating activities               13,504,874     (15,689,978)
                                            -----------    ------------

Cash Flows from Investing Activities:
  Additions to property and equipment,
   net of disposals                            (808,784)     (1,684,988)
                                            -----------    ------------
         Net cash used in investing
          activities                           (808,784)     (1,684,988)
                                            -----------    ------------

Cash Flows from Financing Activities:
  Proceeds from the exercise of employee
   stock options                                     --          12,006
  Payments to retire convertible
   subordinated debentures (See Note 5)              --      (2,184,000)
  (Payments on) net proceeds from
   short-term debt                           (5,639,369)      6,278,804
  Repurchase of Common Stock                         --        (476,418)
  Payments on facility mortgage note            (46,211)        (37,988)
  Proceeds from the conversion of
   preferred stock                                   --             166
  Payment on HBI Note (See Note 6)             (529,075)             --
                                            -----------    ------------
         Net cash (used in) provided by
          financing activities               (6,214,655)      3,592,570
                                            -----------    ------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                             6,481,435     (13,782,396)
Cash and Cash Equivalents at
 Beginning of Period                          6,111,603      22,144,314
                                            -----------    ------------
Cash and Cash Equivalents at
 End of Period                              $12,593,038    $  8,361,918
                                            ===========    ============

Supplemental Disclosure of
 Cash Flow Information:
  Interest paid during the period           $   453,747    $    456,163
                                            ===========    ============
  Income taxes paid during the period       $   131,433    $ 10,257,225
                                            ===========    ============


  See Accompanying Notes to Unaudited Consolidated Financial Statements.


                                     6

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

     French Fragrances, Inc., doing business as FFI Fragrances (the "Company"), is a manufacturer and marketer of prestige designer fragrances and related skin treatment and cosmetic products, primarily to retailers in the United States.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000, filed with the Commission.

     The consolidated balance sheet of the Company as of January 31, 2000 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of April 30, 2000, the consolidated statements of operations of the Company for the three months ended April 30, 1999 and 2000, the consolidated statement of shareholders' equity for the three months ended April 30, 2000, and the consolidated statements of cash flow for the three months ended April 30, 1999 and 2000. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results for the full fiscal year ended January 31, 2001.

NOTE 2.  EARNINGS (LOSS) PER SHARE

     Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the diluted earnings per share calculation, the interest incurred on the convertible securities, net of tax, is added back to net income. Diluted loss per share equals basic loss per share for the three months ended April 30, 1999 and 2000 as the assumed conversion of convertible preferred stock and convertible debentures and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

NOTE 3.  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method. The components of inventory at January 31, 2000 and April 30, 2000 were as follows:

                         January 31,        April 30,
                            2000              2000
                        ------------      ------------
     Finished           $103,548,955      $ 99,483,177
     Work in progress      6,727,835         5,129,616
     Raw materials        16,745,615        18,594,998
                        ------------      ------------
                        $127,022,405      $123,207,791
                        ============      ============




             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4.  SHORT-TERM DEBT

     At April 30, 2000, the Company's credit facility (the "Credit
Facility") with Fleet National Bank ("Fleet") provided for borrowings on a revolving basis of up to $50 million, with a $10 million sublimit for letters of credit. The Credit Facility matures in May 2002.
Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007. The Credit
Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit
Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $10 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At April 30, 2000, the outstanding balance under the Credit Facility was $6.3 million and there were $5.0 million of outstanding letters of credit.

NOTE 5.  LONG-TERM DEBT

     The Company's long-term debt at January 31, 2000 and April 30,
2000 consisted of the following:

Description                                January 31, 2000  April 30, 2000
-----------                                ----------------  --------------
10 3/8% Senior Notes due May 2007, net       $157,245,157     $157,191,270
8.5% Subordinated Debenture due May 2004,
 net                                            6,479,966        6,479,966
7.5% Convertible Subordinated Debentures
 due June 2006                                  4,778,643        2,594,643
J.P. Fragrances Debenture due May 2001, net     1,946,646        2,005,580
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                  5,537,663        5,499,674
Other Indebtedness                                817,179          817,179
                                             ------------     ------------
Total Long-Term Debt                          176,805,254      174,588,312
   Less Current Portion of Long-Term Debt       1,775,027        1,778,221
                                             ------------     ------------
Total Long-Term Debt, net                    $175,030,227     $172,810,091
                                             ============     ============

     In February 2000, the Company repurchased $2.18 million principal amount of 7.5% Convertible Subordinated Debentures due 2006 (the "7.5% Convertible Debentures") owned by its former Chairman and a company he controls for an aggregate purchase price of $2.65 million. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain that the debenture holder could have recognized upon a conversion and sale of the 7.5% Convertible Debentures into Common Stock. The Company recognized a loss related to the repurchase of $468,000, which is included in Other expense in the Company's Consolidated Statement of Operations for the three months ended April 30, 2000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     In May 1998, the Company entered into a lease with an unaffiliated third party for approximately 48,000 square feet of a warehouse facility (the "Miami Lakes Annex") in Miami Lakes, Florida to accommodate additional inventory requirements associated primarily with its promotional set business. The lease has an initial term of thirty months, with the Company having an option to extend for an additional term of thirty months. The Company does not intend to exercise its option on the Miami Lakes Annex.
                                8

             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6.  COMMITMENTS AND CONTINGENCIES - (Continued)

     In February 2000, the Company entered into a lease with an unaffiliated third party for approximately 295,000 square feet of a warehouse facility in Edison, New Jersey, which will be used primarily for the Company's promotional set business and to process its product returns. The lease has a term of twenty-six months.

     In February 2000, the Company assumed a lease for approximately 173,000 square feet of a warehouse facility in Allentown, Pennsylvania, which was leased by an unaffiliated third party as the Company's promotional set fulfillment center for the 1999 holiday season and extended through June 30, 2004. In May 2000, the Company was released from all of its obligations under that lease, including minimum lease payments in the aggregate of approximately $2.5 million during the fiscal years ended January 31, 2001 through 2005.

     The Company has commitments to purchase products from fragrance manufacturers in the amount of approximately $63 million annually during the calendar years ended December 31, 2000 and 2001.

     In April 1999, the Company settled a dispute with Halston Borghese, Inc. ("HBI") and certain of its affiliates concerning the Company's acquisition of certain assets relating to the Halston fragrance brands. Pursuant to the settlement, a $2,000,000 note issued to HBI by the Company (the "HBI Note") was cancelled and all claims of HBI were released in exchange for a payment from the Company of approximately $530,000. As a result of the settlement, the HBI Note and accrued interest thereon were removed from the current portion of long-term liabilities in the Company's Consolidated Balance Sheet at January 31, 2000.

     The Company is a party to a number of pending legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

NOTE 7.  INCOME TAXES

     The provision for income taxes for the three months ended April 30, 2000 was calculated based upon an estimated tax rate of 39% for the full fiscal year ending January 31, 2001.

NOTE 8.  STOCK OPTION PLANS

     During the three months ended April 30, 2000, the Company granted options for the purchase of 590,000 shares of Common Stock at an exercise price of $8.125 per share under the Company's 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan currently provides for the issuance of options to purchase in the aggregate 2,200,000 shares of Common Stock. At April 30, 2000, the Company had granted options to purchase in the aggregate 1,959,207 shares of Common Stock under the 1995 Plan, including shares subject to outstanding options and those issued upon the exercise of options and excluding shares cancelled as a result of the termination of employment relationships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), French Fragrances, Inc., doing business as FFI Fragrances (the "Company"), is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this Quarterly Report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the absence of contracts with customers or suppliers and the Company's ability to maintain and develop relationships with customers and suppliers; the substantial indebtedness and debt service obligations of the Company; the Company's ability to successfully integrate acquired businesses or new brands into the Company; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and fragrance industries; the retention and availability of key personnel; and general economic and business conditions. The Company cautions that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements of the Company and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on the Company's results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

     This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended April 30, 2000 Compared to the Three Months Ended April 30, 1999
--------------------------------------------------------------------

     Net Sales. Net sales increased $8.2 million, or 14.2%, to $65.7 million for the three months ended April 30, 2000, from $57.5 million for the three months ended April 30, 1999. The increase in net sales over the corresponding prior-year period was primarily attributable to an increase in sales of the brands acquired as part of the January 1999 acquisition (the "PSI Acquisition") of the assets of Paul Sebastian, Inc. The increase in net sales represents primarily an increase in the volume of products sold to existing customers. Management believes that increased sales during the three months ended April 30, 2000 have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products.

     Gross Profit. Gross profit increased $4.0 million, or 23.1%, to $21.2 million for the three months ended April 30, 2000, from $17.2 million for the three months ended April 30, 1999. The increase in gross profit and gross margin (from 29.9% to 32.3%) was primarily attributable to the increase in product sales of the higher margin brands acquired in connection with the PSI Acquisition.

     Warehouse and Shipping Expense. Warehouse and shipping expenses increased $1.7 million, or 57.2%, to $4.5 million for the three months ended April 30, 2000, from $2.9 million for the three months ended April 30, 1999. The increase resulted primarily from an increase in facility, labor and freight expenses associated with the increased sales and one-time costs associated with the closing of a facility in Allentown, Pennsylvania, which served as a promotional set fulfillment center during 1999, and the start-up of a facility in Edison, New Jersey, which will serve as the promotional set fulfillment center this fiscal year. The Company was released from all of its lease obligations on the Allentown facility in May 2000. Because the Allentown and Edison facilities were opened in July 1999 and February 2000, respectively, results for the three months ended April 30, 1999 do not reflect any expenses associated with those facilities.

     SG&A. Selling, general and administrative ("SG&A") expenses increased approximately $668,000, or 7.2%, to $9.9 million for the three months ended April 30, 2000, from $9.2 million for the three months ended April 30, 1999. The increase in SG&A expenses was primarily a result of the addition of information systems and administrative personnel and an increase in the accounts receivable reserves. As a percentage of net sales, SG&A expenses, however, decreased to 15.1% for the three months ended April 30, 2000, from 16.1% for the three months ended April 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased approximately $162,000, or 5.8%, to $2.9 million for the three months ended April 30, 2000, from $2.8 million for the three months ended April 30, 1999. The slight increase was primarily attributable to the addition of tools and molds developed for the Company's products.

     Interest Expense, Net. Interest expense, net of interest income, increased approximately $100,000, or 2.2%, to $4.7 million for the three months ended April 30, 2000, from $4.6 million for the three months ended April 30, 1999. The slight increase was primarily due to an increase in average debt outstanding under the Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet").

     Other Income and Expense. During the three months ended April 30, 2000, the Company recognized other income, net of other expenses, of approximately $318,000, primarily related to the sale of certain trademark and related intangible rights and the resolution of insurance claims, partially offset primarily by a loss associated with the repurchase of convertible subordinated debentures.

     Net Income. The Company's net loss decreased $1.0 million, or 76.4%, to approximately $324,000 for the three months ended April 30, 2000, from $1.4 million for the three months ended April 30, 1999, primarily due to increased net sales and gross margin, which was partially offset by the increase in warehouse and shipping expenses.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $1.7 million, or 32.6%, to $6.7 million for the three months ended April 30, 2000, from $5.1 million for the three months ended April 30, 1999. The EBITDA margin increased to 10.3% for the three months ended April 30, 2000, from 8.8% for the three months ended April 30, 1999. The increases in EBITDA and EBITDA margin were primarily attributable to the increase in product sales of higher margin brands acquired in connection with the PSI Acquisition and a decrease in SG&A expenses as a percentage of net sales.

FINANCIAL CONDITION

     The Company used $15.7 million of net cash in operations during the three months ended April 30, 2000, compared to generating $13.5 million of net cash from operations during the three months ended April 30, 1999, primarily as a result of a significant decrease in trade and other payables and accrued expenses, an increase in accounts receivable, and a smaller decrease in inventories relative to the corresponding prior-year period. The Company received $3.6 million of net cash from financing activities during the three months ended April 30, 2000, compared to using $6.2 million of net cash from financing activities during the three months ended April 30, 1999, primarily as a result of increased borrowings under the Company's Credit Facility, which were partially offset by the Company's repurchase of certain convertible subordinated debentures.

     The Company has the Credit Facility with Fleet, which provides for borrowings on a revolving basis of up to $50 million (with a $10 million sublimit for commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions. See Note 4 to the Notes to Unaudited Consolidated Financial Statements. At April 30, 2000, the Company had $6.3 million outstanding under the Credit Facility and approximately $5.0 million of outstanding letters of credit.

     In fiscal 2000, the Company's Board of Directors authorized a share repurchase program that allows the Company to purchase up to an aggregate of $10 million of its Common Stock. As of April 30, 2000, the Company had repurchased an aggregate of 935,500 shares of its Common Stock under the share repurchase program at an average price of $6.57.

     In February 2000, the Company repurchased $2.18 million principal amount of 7.5% Convertible Subordinated Debentures due 2006 (the "7.5% Convertible Debentures") owned by its former Chairman and a company he controls for an aggregate purchase price of $2.65 million. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain that the debenture holder could have recognized upon a conversion and sale of the 7.5% Convertible Debentures into Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe that it is materially at risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations. The only debt instrument of the Company that is subject to interest rate fluctuations is its $50 million Credit Facility. While inflation likely would increase the interest rates that the Company pays on its Credit Facility, based on the amounts and projected utilization of the Credit Facility, the Company does not anticipate that any such increase would be material to its results of operations. Further, all of the Company's purchases of fragrances and related cosmetic products from foreign suppliers are in U.S. dollars, which avoids foreign currency exchange rate risks. Moreover, while the Company's international sales may be subject to foreign currency fluctuation risks, such sales, and any currency fluctuations relating to those sales, have not been and are not expected to be material to the Company's results of operations. The Company does not believe that it experienced any material change in its market risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations during the three months ended April 30, 2000.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

Exhibit
Number                            Description
-------  -------------------------------------------------------------
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

Exhibit
Number                            Description
-------  -------------------------------------------------------------
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

27.1     Financial Data Schedule.

---------------------

     The foregoing list omits instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Securities and Exchange Commission upon request.

(b)     Reports on Form 8-K.

        None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FRENCH FRAGRANCES, INC.


Date: June 12, 2000           /s/ E. Scott Beattie
                              ---------------------------------------
                              E. Scott Beattie
                              Chairman, President and Chief Executive
                               Officer
                              (Principal Executive Officer)


Date: June 12, 2000           /s/ Frank V. Vetrano
                              ---------------------------------------
                              Frank V. Vetrano
                              Vice President, Finance, Treasurer and
                               Corporate Controller
                              (Principal Financial and Accounting
                               Officer)