Form 10-Q
period 2000-07-31
FRENCH FRAGRANCES INC
filed 2000-09-12
CIK 95052

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended July 31, 2000

                                  OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ________ to ________


                     Commission File Number 1-6370


                        FRENCH FRAGRANCES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         Florida                               59-0914138
------------------------          ------------------------------------
(State of incorporation)          (I.R.S. Employer Identification No.)


      14100 N.W. 60th Avenue, Miami Lakes, Florida  33014
           ---------------------------------------------------
            (Address of principal executive offices)
                             (Zip Code)


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

                         Yes  X   No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Outstanding at
                  Class                   September 8, 2000
      ----------------------------        -----------------
      Common Stock, $.01 par value         13,209,718 shares

                    FRENCH FRAGRANCES, INC.


                       INDEX TO FORM 10-Q

PART I -  FINANCIAL INFORMATION                                          Page No.
Item 1.   Financial Statements

          Consolidated Balance Sheets - January 31, 2000 and
          July 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .   3

          Consolidated Statements of Operations -
          Three and Six Months Ended July 31, 1999 and 2000 . . . . . . .   4

          Consolidated Statement of Shareholders' Equity -
          Six Months Ended July 31, 2000. . . . . . . . . . . . . . . . .   5

          Consolidated Statements of Cash Flow -
          Six Months Ended July 31, 1999 and 2000 . . . . . . . . . . . .   6

          Notes to Unaudited Consolidated Financial Statements. . . . . .   7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . .  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . .  13


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .  14

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                    2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                                January 31, 2000  July 31, 2000
                                                ----------------  -------------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 22,144,314     $    734,652
  Accounts receivable, net                          63,485,136       67,323,176
  Inventories                                      127,022,405      140,849,552
  Advances on inventory purchases                    2,785,475        2,818,683
  Prepaid expenses and other assets                  9,882,321        9,344,811
                                                  ------------     ------------
     Total current assets                          225,319,651      221,070,874
                                                  ------------     ------------
Property and equipment, net                         20,232,312       21,782,073
                                                  ------------     ------------
Other assets:
  Exclusive brand licenses and trademarks, net      49,043,292       45,704,786
  Senior note offering costs, net                    3,949,009        3,677,977
  Deferred income taxes, net                         3,337,409        3,337,409
  Other intangibles and other assets                 7,749,982        6,756,600
                                                  ------------     ------------
     Total other assets                             64,079,692       59,476,772
                                                  ------------     ------------
     Total assets                                 $309,631,655     $302,329,719
                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $         --     $ 11,283,201
  Accounts payable - trade                          31,436,903       32,736,383
  Other payables and accrued expenses               19,102,919        3,089,043
  Current portion of long-term debt                  1,775,027        1,646,641
                                                  ------------     ------------
     Total current liabilities                      52,314,849       48,755,268
                                                  ------------     ------------
  Long-term debt, net                              175,030,227      171,524,022
                                                  ------------     ------------
     Total liabilities                             227,345,076      220,279,290
                                                  ------------     ------------
Commitments and contingencies (See Note 6)

Shareholders' equity:
  Convertible, redeemable preferred stock,
   Series B, $.01 par value (liquidation
   preference of $.01 per share); 350,000 shares
   authorized; 265,801 and 265,794 shares issued
   and outstanding, respectively                         2,658            2,658
  Convertible, redeemable preferred stock,
   Series C, $.01 par value (liquidation
   preference of $.01 per share); 571,429 shares
   authorized; 502,520 shares issued and outstanding     5,025            5,025
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 14,186,399 and 14,205,118 shares
   issued and outstanding, respectively                141,864          142,051
  Additional paid-in capital                        32,780,530       33,127,291
  Treasury stock (870,500 and 989,400 shares,
   respectively)                                    (5,673,940)      (6,570,362)
  Retained earnings                                 55,030,442       55,343,766
                                                  ------------     ------------
     Total shareholders' equity                     82,286,579       82,050,429
                                                  ------------     ------------
     Total liabilities and shareholders' equity   $309,631,655     $302,329,719
                                                  ============     ============


 See Accompanying Notes to Unaudited Consolidated Financial Statements.

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                     Three Months Ended           Six Months Ended
                                           July 31,                   July 31,
                                      1999         2000          1999          2000
                                  -----------  -----------  ------------  ------------
Net sales                         $59,711,563  $66,909,358  $117,243,830  $132,618,065
Cost of sales                      34,419,575   40,412,373    74,737,878    84,923,904
                                  -----------  -----------  ------------  ------------
    Gross profit                   25,291,988   26,496,985    42,505,952    47,694,161

Operating expenses:
   Warehouse and shipping           3,859,565    6,081,065     6,752,701    10,630,417
   Selling, general and
    administrative                 10,837,940   12,129,939    20,077,147    22,037,125
   Depreciation and
    amortization                    2,721,666    2,972,924     5,494,212     5,906,989
                                  -----------  -----------  ------------  ------------
      Total operating expenses     17,419,171   21,183,928    32,324,060    38,574,531
                                  -----------  -----------  ------------  ------------
Income from operations              7,872,817    5,313,057    10,181,892     9,119,630
                                  -----------  -----------  ------------  ------------
Other income (expense):
   Interest expense, net           (4,573,201)  (4,812,527)   (9,126,076)   (9,465,490)
   Other income                        15,851      545,015         8,801       862,631
                                  -----------  -----------  ------------  ------------
      Other income (expense), net  (4,557,350)  (4,267,512)   (9,117,275)   (8,602,859)
                                  -----------  -----------  ------------  ------------
Income before provision for
 income taxes                       3,315,467    1,045,545     1,064,617       516,771
Provision for income taxes          1,294,607      408,259       415,771       203,447
                                  -----------  -----------  ------------  ------------
Net income                        $ 2,020,860  $   637,286  $    648,846  $    313,324
                                  ===========  ===========  ============  ============
Earnings per common share:
   Basic                                $0.15        $0.05         $0.05         $0.02
                                        =====        =====         =====         =====
   Diluted                              $0.13        $0.04         $0.04         $0.02
                                        =====        =====         =====         =====
Weighted average number of
 common shares:
   Basic                           13,813,764   13,216,942    13,813,234    13,259,398
                                   ==========   ==========    ==========    ==========
   Diluted                         16,075,563   15,051,915    15,644,003    15,094,106
                                   ==========   ==========    ==========    ==========

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Preferred Stock                                       Additional
                             Series B            Series C            Common Stock           Paid-in
                         Shares   Amount     Shares   Amount       Shares    Amount         Capital
                        -----------------------------------------------------------------------------
Balance at
 January 31, 2000       265,801   $2,658    502,520  $5,025      14,186,399  $141,864     $32,780,530

Issuance of
 Common Stock upon
 conversion of
 Series B convertible
 preferred stock             (7)      --         --      --              51        --             166

Issuance of
 Common Stock upon
 exercise of stock
 options                     --       --         --      --          18,668       187         116,821

Repurchase of
 Common Stock                --       --         --      --              --        --              --

Tax benefit from
 exercise of stock
 options                     --       --         --      --              --        --         229,774

Net income                   --       --         --      --              --        --              --
                        -------   ------    -------  ------      ----------  --------     -----------
Balance at
 July 31, 2000          265,794   $2,658    502,520  $5,025      14,205,118  $142,051     $33,127,291
(unaudited              =======   ======    =======  ======      ==========  ========     ===========





(RESTUBBED TABLE CONTINUED FROM ABOVE)

                             FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                      Total
                            Treasury             Retained             Shareholders'
                            Stock                Earnings             Equity
                        ---------------------------------------------------------------
Balance at
 January 31, 2000           $(5,673,940)         $55,030,442          $82,286,579

Issuance of
 Common Stock upon
 conversion of
 Series B convertible
 preferred stock                     --                   --                  166

Issuance of
 Common Stock upon
 exercise of stock
 options                             --                   --              117,008

Repurchase of
 Common Stock                  (896,422)                  --             (896,422)

Tax benefit from
 exercise of
 stock options                       --                   --              229,774

Net income                           --              313,324              313,324
                            -----------          -----------          -----------
Balance at
 July 31, 2000              $(6,570,362)         $55,343,766          $82,050,429
(unaudited)                 ===========          ===========          ===========


              See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                                5

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Unaudited)

                                                                   Six Months Ended
                                                                       July 31,
                                                                 1999            2000
                                                             ------------    ------------
Cash Flows from Operating Activities:
  Net income                                                 $   648,846     $    313,324
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                             5,494,212        5,906,989
     Amortization of senior note offering costs and
      note premium                                               287,138          216,611
  Change in assets and liabilities:
     Increase in accounts receivable                          (4,394,441)      (3,838,040)
     Increase in inventories                                  (1,004,254)     (13,827,147)
     Increase in advances on inventory purchases              (1,868,903)         (33,210)
     (Increase) decrease in prepaid expenses and
      other assets                                            (4,884,668)         523,382
     Increase in accounts payable                              3,972,209        1,299,480
     Decrease in other payables and accrued expenses          (6,244,701)     (15,784,100)
                                                             -----------     ------------
         Net cash used in operating activities                (7,994,562)     (25,222,711)
                                                             -----------     ------------
Cash Flows from Investing Activities:
    Additions to property and equipment, net of disposals     (2,123,457)     (3,110,734)
                                                             -----------     ------------
        Net cash used in investing activities                 (2,123,457)     (3,110,734)
                                                             -----------     ------------
Cash Flows from Financing Activities:
    Proceeds from the exercise of employee stock options              --          117,008
    Payments to retire convertible subordinated debentures            --       (2,184,000)
    Proceeds from the conversion of preferred stock              182,539              166
    Payments on term loans                                    (1,615,362)        (317,178)
    Net proceeds from short-term debt                          7,461,631       11,283,201
    Repurchase of Common Stock                                  (363,200)        (896,422)
    Payment of JP Fragrances debenture                                --       (1,000,000)
    Payments on facility mortgage note                           (81,770)         (78,992)
                                                             -----------     ------------
        Net cash provided by financing activities              5,583,838        6,923,783
                                                             -----------     ------------

Net Decrease in Cash and Cash Equivalents                     (4,534,181)     (21,409,662)
Cash and Cash Equivalents at Beginning of Period               6,111,603       22,144,314
                                                             -----------     ------------
Cash and Cash Equivalents at End of Period                   $ 1,577,422     $    734,652
                                                             ===========     ============
Supplemental Disclosure of Cash Flow Information:
    Interest paid during the period                          $ 8,496,074     $  9,183,104
                                                             ===========     ============
    Income taxes paid during the period                      $ 5,887,633     $ 11,123,225
                                                             ===========     ============

 See Accompanying Notes to Unaudited Consolidated Financial Statements.

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

     The consolidated balance sheet of the Company as of January 31, 2000 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of July 31, 2000, the consolidated statements of operations of the Company for the three and six months ended July 31, 1999 and 2000, the consolidated statement of shareholders' equity for the six months ended July 31, 2000, and the consolidated statements of cash flow for the six months ended July 31, 1999 and 2000. Operating results for the three and six months ended July 31, 2000 are not necessarily indicative of the results for the full fiscal year ended January 31, 2001.

NOTE 2.  EARNINGS PER SHARE

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

NOTE 3.  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method. The components of inventory at January 31, 2000 and July 31, 2000 were as follows:

                                    January 31,     July 31,
                                       2000           2000
                                   ------------   ------------
            Finished               $103,548,955   $109,757,601
            Work in progress          6,727,835      9,710,654
            Raw materials            16,745,615     21,381,297
                                   ------------   ------------
                                   $127,022,405   $140,849,552
                                   ============   ============

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4.  SHORT-TERM DEBT

     At July 31, 2000, the Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") provided for borrowings on a revolving basis of up to $50 million, with a $10 million sublimit for letters of credit. The Credit Facility matures in May 2002. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventories. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007.
The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $10 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At July 31, 2000, the outstanding balance under the Credit Facility was $11.3 million and there were $3.7 million of outstanding letters of credit.

NOTE 5.  LONG-TERM DEBT

     The Company's long-term debt at January 31, 2000 and July 31, 2000 consisted of the following:

Description                                   January 31, 2000   July 31, 2000
                                              ----------------   -------------
10 3/8% Senior Notes due May 2007, net          $157,245,157      $157,137,383
8.5% Subordinated Debenture due May 2004, net      6,479,966         6,479,966
7.5% Convertible Subordinated Debentures
 due June 2006                                     4,778,643         2,594,643
J.P. Fragrances Debenture due May 2001, net        1,946,646         1,000,000
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                     5,537,663         5,458,671
Other Indebtedness                                   817,179           500,000
                                                ------------      ------------
Total Long-Term Debt                             176,805,254       173,170,663
   Less Current Portion of Long-Term Debt          1,775,027         1,646,641
                                                ------------      ------------
Total Long-Term Debt, net                       $175,030,227      $171,524,022
                                                ============      ============

     In February 2000, the Company repurchased $2.18 million principal amount of 7.5% Convertible Subordinated Debentures due 2006 (the "7.5% Convertible Debentures") owned by its former Chairman and a company he controls for an aggregate purchase price of $2.65 million. The 7.5% Convertible Debentures that were repurchased were convertible into approximately 303,000 shares of Common Stock. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain (based on the $8.81 price of the Common Stock on the date of repurchase) that the debenture holder could have recognized upon a conversion and sale of the 7.5% Convertible Debentures into Common Stock. The Company recognized a loss related to the repurchase of $468,000, which is included in Other income in the Company's Consolidated Statement of Operations for the six months ended July 31, 2000.

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

     In February 2000, the Company entered into a lease with an unaffiliated third party for approximately 295,000 square feet of a warehouse facility in Edison, New Jersey, which is being used primarily for the Company's promotional set business. The lease has a term of twenty-six months.

            FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6.  COMMITMENTS AND CONTINGENCIES -Continued

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

NOTE 7.  INCOME TAXES

     The provision for income taxes for the six months ended July 31, 1999 and 2000 was calculated based upon an estimated effective tax rate of 39% for the full fiscal years ending January 31, 2000 and 2001, respectively.

NOTE 8.  STOCK OPTION PLANS

     During the six months ended July 31, 2000, the Company granted options for the purchase of 590,000 shares of Common Stock at an exercise price of $8.125 per share under the Company's 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan currently provides for the issuance of options to purchase in the aggregate 2,200,000 shares of Common Stock. At July 31, 2000, the Company had granted options to purchase in the aggregate 1,928,374 shares of Common Stock under the 1995 Plan, including shares subject to outstanding options and those issued upon the exercise of options and excluding shares canceled as a
result of the termination of employment relationships.   During the
six months ended July 31, 2000, the Company granted options for 30,000 shares at an exercise price of $7.25 per share under the Company's Non-Employee Director Stock Option Plan.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THE THREE MONTHS ENDED
JULY 31, 1999
-------------------------------------------------------------------

    Net Sales. Net sales increased $7.2 million, or 12%, to $66.9 million for the three months ended July 31, 2000, from $59.7 million for the three months ended July 31, 1999. The increase in net sales represents primarily an increase in the volume of products sold to existing customers. In fact, sales to the Company's top 20 retail accounts increased by 60% over the corresponding prior-year period. Management believes that the increased sales resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, as well as other value-added services such as category management services.

    Gross Profit. Gross profit increased $1.2 million, or 4.8%, to $26.5 million for the three months ended July 31, 2000, from $25.3 million for the three months ended July 31, 1999, due to the increase in net sales. Gross margin for the three months ended July 31, 2000 decreased to 39.6% from 42.4% for the three months ended July 31, 1999 primarily due to an increase in the proportion of sales to the mid-tier department stores and mass market retailers, which typically generate lower margins than sales to prestige department stores.

    Warehouse and Shipping Expense. Warehouse and shipping expenses increased $2.2 million to $6.1 million for the three months ended July 31, 2000, from $3.9 million for the three months ended July 31, 1999. The increase resulted primarily from an increase in facility, labor and freight expenses associated with the increased sales, an increase in inventory reserves and costs associated with the closing of a facility in Allentown, Pennsylvania (the "Allentown Facility"), which served as a promotional set fulfillment center during 1999, and the start-up of a facility in Edison, New Jersey (the "Edison Facility"), which will serve as the promotional set fulfillment center this fiscal year. The increases in warehouse and shipping expenses over the prior year were made to improve second-half operating efficiencies and to prepare for the anticipated holiday season sales. The Company was released from all of its lease obligations on the Allentown Facility in May 2000. Because the Allentown Facility and the Edison Facility were opened in July 1999 and February 2000, respectively, results for the three months ended July 31, 1999 do not reflect any expenses associated with those facilities.

    SG&A. Selling, general and administrative ("SG&A") expenses increased $1.3 million, or 11.9%, to $12.1 million for the three months ended July 31, 2000, from $10.8 million for the three months ended July 31, 1999. The increase in SG&A expenses was primarily the result of the addition of information systems and administrative personnel. As a percent of sales, SG&A remained constant at 18.1% of sales for the three months ended July 31, 1999 and 2000.

    Depreciation and Amortization. Depreciation and amortization increased approximately $251,000, or 9.2%, to $3.0 million for the three months ended July 31, 2000, from $2.7 million for the three months ended July 31, 1999. The increase was primarily attributable to the addition of tools and molds developed for the Company's manufactured products.

    Interest Expense, Net. Interest expense, net of interest income, increased $239,000, or 5.2%, to $4.8 million for the three months ended July 31, 2000, from $4.6 million for the three months ended July 31, 1999. The increase was primarily due to an increase in the average debt outstanding under the credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") to support working capital needs.

    Other Income. During the three months ended July 31, 2000, the Company recognized other income, net of other expenses, of approximately $530,000, primarily related to the resolution of insurance claims.

    Net Income. Net income decreased $1.4 million to $637,300 for the three months ended July 31, 2000, from $2.0 million for the three months ended July 31, 1999. The decrease in net income was primarily due to the increase in warehouse and shipping expenses, which was partially offset by the increase in net sales.

    EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $2.3 million to $8.3 million for the three months ended July 31, 2000, from $10.6 million for the three months ended July 31, 1999. The EBITDA margin decreased to 12.4% for the three months ended July 31, 2000, from 17.7% for the three months ended July 31, 1999. The decreases in EBITDA and EBITDA margin were primarily due to the increase in warehouse and shipping expenses, which were partially offset by the increase in net sales.

SIX MONTHS ENDED JULY 31, 2000 COMPARED TO THE SIX MONTHS ENDED
JULY 31, 1999
---------------------------------------------------------------

    Net Sales. Net sales increased $15.4 million, or 13.1%, to $132.6 million for the six months ended July 31, 2000, from $117.2 million for the six months ended July 31, 1999. The increase in net sales over the corresponding prior-year period was attributable, in part, to an increase in sales of the brands acquired as part of the January 1999 acquisition (the "PSI Acquisition") of the assets of Paul Sebastian, Inc. The increase in net sales represents primarily an increase in the volume of products sold to existing customers. In fact, sales to the Company's top 20 retail accounts increased by 107% over the corresponding prior-year period. Management believes that increased sales during the six months ended July 31, 2000 have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, as well as other value-added services such as category management services.

    Gross Profit. Gross profit increased $5.2 million, or 12.2%, to $47.7 million for the six months ended July 31, 2000, from $42.5 million for the six months ended July 31, 1999 due to an increase in net sales. Gross margin for the six months ended July 31, 2000 was approximately 36.0% compared to the gross margin for the six months ended July 31, 1999 of 36.3%.

    Warehouse and Shipping Expense. Warehouse and shipping expenses increased $3.9 million to $10.6 million for the six months ended July 31, 2000, from $6.8 million for the six months ended July 31, 1999. The increase resulted primarily from an increase in facility, labor and freight expenses associated with the increased sales, an increase in inventory reserves and costs associated with the closing of the Allentown Facility and the start-up of the Edison Facility. The Company was released from all of its lease obligations on the Allentown Facility in May 2000. Because the Allentown Facility and the Edison Facility were opened in July 1999 and February 2000, respectively, results for the six months ended July 31, 1999 do not reflect any expenses associated with those facilities.

    SG&A. SG&A expenses increased $2.0 million, or 9.8%, to $22.0 million for the six months ended July 31, 2000, from $20.1 million for the six months ended July 31, 1999. The increase in SG&A expenses was primarily a result of the addition of information systems and administrative personnel to support the growth of the business. As a percent of sales, SG&A decreased to 16.6% for the six months ended July 31, 2000, from 17.1% for the six months ended July 31, 1999.

    Depreciation and Amortization. Depreciation and amortization increased $413,000, or 7.5%, to $5.9 million for the six months ended July 31, 2000, from $5.5 million for the six months ended July 31, 1999. The increase was primarily due to additional investment in tools and molds developed for the Company's manufactured products.

    Interest Expense, Net. Interest expense, net of interest income, increased $339,000, or 3.7%, to $9.5 million for the six months ended July 31, 2000, from $9.1 million for the six months ended July 31, 1999. The increase was primarily due to an increase in the average debt outstanding under the Credit Facility with Fleet to support working capital needs.

    Other Income.  During the six months ended July 31, 2000, the
Company recognized other income, net of other expenses, of approximately $863,000, primarily related to the sale of certain trademark and related intangible rights and the resolution of insurance claims, partially offset primarily by a loss associated with the repurchase of convertible subordinated debentures.

    Net Income. Net income decreased $336,000 to $313,000 for the six months ended July 31, 2000, from $649,000 for the six months ended July 31, 1999. The decrease in net income over the corresponding prior-year period was primarily due to the increase warehouse and shipping expenses, which was partially offset by the increase in net sales.

    EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $649,000, or 4.1%, to $15.1 million for the six months ended July 31, 2000, from $15.7 million for the six months ended July 31, 1999. The decrease in EBITDA over the prior period was primarily due to the increase in warehouse and shipping expenses, which was partially offset by the increase in net sales.

FINANCIAL CONDITION

     The Company used $25.2 million of net cash for operations during the six months ended July 31, 2000, compared to using $8.0 million of net cash for operations during the six months ended July 31, 1999.
The increase in net cash used for operating activities is primarily due to increases in inventory as a result of the Company's decision to accelerate the production of holiday promotional sets as compared to last year in anticipation of strong retailer demand, as well as a decrease in other payables and accrued liabilities versus the corresponding prior-year period. The reduction in other payables and accrued liabilities was primarily due to a change in the timing of tax payments compared to the corresponding prior- year period. The Company received $6.9 million in net cash from financing activities during the six months ended July 31, 2000, compared to $5.6 million in net cash from financing activities during the six months ended July 31, 1999, primarily as a result of increased borrowings under the Company's Credit Facility, partially offset by the Company's repurchase of certain convertible subordinated debentures and Common Stock and a payment on the J.P. Fragrances debenture. See Note 5 to Notes to Unaudited Consolidated Financial Statements.

     The Company has the Credit Facility with Fleet, which provides for borrowings on a revolving basis of up to $50 million (with a $10 million sublimit for commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions. See Note 4 to the Notes to Unaudited Consolidated Financial Statements. At July 31, 2000, the Company had $11.3 million outstanding under the Credit Facility and approximately $3.7 million of outstanding letters of credit.

     In fiscal 2000, the Company's Board of Directors authorized a share repurchase program that allows the Company to purchase up to an aggregate of $10 million of its Common Stock. As of July 31, 2000, the Company had repurchased an aggregate of 989,400 shares of its Common Stock under the share repurchase program at an average price of $6.64.

     In February 2000, the Company repurchased $2.18 million principal amount of 7.5% Convertible Subordinated Debentures due 2006 (the "7.5% Convertible Debentures") owned by its former Chairman and a company he controls for an aggregate purchase price of $2.65 million. The 7.5% Convertible Debentures that were repurchased were convertible into approximately 303,000 shares of Common Stock. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain (based on the $8.81 price of the Common Stock on the date of repurchase) that the debenture holder could have recognized upon a conversion and sale of the 7.5% Convertible Debentures into Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe that it is materially at risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations. The only debt instrument of the Company that is subject to interest rate fluctuations is its $50 million Credit Facility. While inflation likely would increase the interest rates that the Company pays on its Credit Facility, based on the amounts and projected utilization of the Credit Facility, the Company does not anticipate that any such increase would be material to its results of operations. Further, all of the Company's purchases of fragrances and related cosmetic products from foreign suppliers are in U.S. dollars, which avoids foreign currency exchange rate risks. Moreover, while the Company's international sales may be subject to foreign currency fluctuation risks, such sales, and any currency fluctuations relating to those sales, have not been and are not expected to be material to the Company's results of operations. The Company does not believe that it experienced any material change in its market risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations during the six months ended July 31, 2000.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on June 16, 2000 in Miami Lakes, Florida.

(b) The following directors were elected at the Annual Meeting effective June 16, 2000: E. Scott Beattie, J. W. Nevil Thomas, Rafael Kravec, Fred Berens, Richard C. W. Mauran and George Dooley.

(c) The shareholders voted at the Annual Meeting on the matters set forth below. There were no broker non-votes.

       1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

                                                 Votes Cast
                                                 ----------
                                                         Against or
                                              For         Withheld
                                           ----------    ----------
                    E. Scott Beattie       11,004,110      242,311
                    J. W. Nevil Thomas     11,108,735       33,061
                    Rafael Kravec          11,106,235       38,061
                    Fred Berens            11,108,735       33,061
                    Richard C. W. Mauran   11,108,735       33,061
                    George Dooley          11,108,735       33,061

       2. The vote on the ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 2001 was 11,128,226 for, 7,970 against and 5,600 withheld.

(d)    Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit
Number                             Description
-------   ------------------------------------------------------------
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

                                  FRENCH FRAGRANCES, INC.


Date:  September 12, 2000         /s/ E. Scott Beattie
                                  -----------------------------------
                                  E. Scott Beattie
                                  Chairman, President and Chief
                                   Executive Officer
                                  (Principal Executive Officer)


Date:  September 12, 2000         /s/ Frank V. Vetrano
                                  -----------------------------------
                                  Frank V. Vetrano
                                  Vice President, Finance, Treasurer
                                   and Corporate Controller
                                  (Principal Financial and Accounting
                                   Officer)