Form 10-Q
period 2000-10-31
FRENCH FRAGRANCES INC
filed 2000-11-22
CIK 95052

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

                                  Yes X No
                                     ---  ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding at
              Class                                  November 17, 2000
              -----                                  -----------------

  Common stock, $.01 par value                       13,279,015 shares

                             FRENCH FRAGRANCES, INC.


                               INDEX TO FORM 10-Q

     PART I  - FINANCIAL INFORMATION                                                                           Page No.
                                                                                                               --------
     Item 1.    Financial Statements
                Consolidated Balance Sheets - January 31, 2000 and October 31, 2000 ................................3

                Consolidated Statements of Income -  Three and Nine Months
                Ended October 31, 1999 and 2000.....................................................................4

                Consolidated Statement of Shareholders' Equity - Nine months Ended
                October 31, 2000....................................................................................5

                Consolidated Statements of Cash Flows - Nine Months Ended
                October 31, 1999 and 2000...........................................................................6

                Notes to Consolidated Financial Statements..........................................................7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................................11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................14

     PART II  -  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K...................................................................15

     Signatures....................................................................................................17


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                          FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS

                                                                           JANUARY 31, 2000          OCTOBER 31, 2000
                                                                           ----------------          ----------------
ASSETS                                                                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                                               $    22,144,314            $     2,109,417
   Accounts receivable, net                                                     63,485,136                149,591,444
   Inventories                                                                 127,022,405                125,986,130
   Advances on inventory purchases                                               2,785,475                  1,892,321
   Prepaid expenses and other assets                                             9,882,321                  9,057,649
                                                                           ---------------            ---------------
       Total current assets                                                    225,319,651                288,636,961
                                                                           ---------------            ---------------

Property and equipment, net                                                     20,232,312                 22,105,123
                                                                           ---------------            ---------------

Other assets:
   Exclusive brand licenses and trademarks, net                                 49,043,292                 44,174,068
   Senior note offering costs, net                                               3,949,009                  3,542,461
   Deferred income taxes, net                                                    3,337,409                  3,337,409
   Other intangibles and other assets                                            7,749,982                  6,240,094
                                                                           ---------------            ---------------
       Total other assets                                                       64,079,692                 57,294,032
                                                                           ---------------            ---------------
       Total assets                                                        $   309,631,655            $   368,036,116
                                                                           ===============            ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                         $            --            $    30,994,807
   Accounts payable - trade                                                     31,436,903                 49,877,637
   Other payables and accrued expenses                                          19,102,919                 20,008,733
   Current portion of long-term debt                                             1,775,027                  1,145,545
                                                                           ---------------            ---------------
       Total current liabilities                                                52,314,849                102,026,722
                                                                           ---------------            ---------------
   Long-term debt, net                                                         175,030,227                171,427,100
                                                                           ---------------            ---------------
       Total liabilities                                                       227,345,076                273,453,822
                                                                           ---------------            ---------------

Commitments and contingencies (See Notes 4 and 6)

Shareholders' equity:
   Convertible, redeemable preferred stock, Series B, $.01 par value
     (liquidation preference of $.01 per share); 350,000 shares authorized;
     265,801 and 264,168 shares, respectively, issued
     and outstanding                                                                 2,658                      2,642
   Convertible, redeemable preferred stock, Series C, $.01 par value
     (liquidation preference of $.01 per share); 571,429 shares authorized; 502,520 and 499,870 shares, respectively,
     issued and outstanding                                                          5,025                      4,999
   Common stock, $.01 par value, 50,000,000 shares authorized;
      14,186,399 and 14,219,345 shares issued and outstanding,
     respectively                                                                  141,864                    142,193
   Additional paid-in capital                                                   32,780,530                 33,179,308
   Treasury stock (870,500 and 995,400 shares, respectively)                    (5,673,940)                (6,613,040)
   Retained earnings                                                            55,030,442                 67,866,192
                                                                           ---------------            ---------------
       Total shareholders' equity                                               82,286,579                 94,582,294
                                                                           ---------------            ---------------
       Total liabilities and shareholders' equity                          $   309,631,655            $   368,036,116
                                                                           ===============            ===============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                          FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                OCTOBER 31,                           OCTOBER 31,
                                                          1999              2000               1999               2000
                                                   ------------------------------------ -------------------------------------
Net sales                                              $153,719,284      $163,427,548        $270,963,115      $296,045,613
Cost of sales                                           100,591,767       108,413,347         175,329,645       193,337,251
                                                   --------------------------------------------------------------------------
    Gross profit                                         53,127,517        55,014,201          95,633,470       102,708,362

Operating expenses:
       Warehouse and shipping                             6,425,285         8,640,460          13,177,988        19,270,876
       Selling, general and administrative               21,160,290        17,640,757          41,237,436        39,677,883
       Depreciation and amortization                      2,797,021         2,950,973           8,291,233         8,857,961
                                                   --------------------------------------------------------------------------
         Total operating expenses                        30,382,596        29,232,190          62,706,657        67,806,720
                                                   --------------------------------------------------------------------------
Income from operations                                   22,744,921        25,782,011          32,926,813        34,901,642
                                                   --------------------------------------------------------------------------

Other income (expense):
       Interest expense, net                             (5,206,850)       (5,252,736)        (14,332,926)      (14,718,226)
       Other income (expense)                               (76,521)           12,405             (67,720)          875,036
                                                   --------------------------------------------------------------------------
             Other income (expense), net                 (5,283,371)       (5,240,331)        (14,400,646)      (13,843,190)
                                                   --------------------------------------------------------------------------
Income before income taxes                               17,461,550        20,541,680          18,526,167        21,058,452
Provision for income taxes                                6,818,852         8,019,255           7,234,623         8,222,702
                                                   --------------------------------------------------------------------------
Net income                                             $ 10,642,698     $  12,522,425       $  11,291,544     $  12,835,750
                                                   ==========================================================================

Earnings per common share:
       Basic                                                  $0.77             $0.95               $0.82             $0.97
                                                              =====             =====               =====             =====
       Diluted                                                $0.67             $0.83               $0.72             $0.85
                                                              =====             =====               =====             =====

Weighted average number of common shares:
       Basic                                             13,843,835        13,213,905          13,823,434        13,244,233
                                                         ==========        ==========          ==========        ==========
       Diluted                                           15,979,532        15,212,207          15,755,846        15,133,473
                                                         ==========        ==========          ==========        ==========




     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                             PREFERRED STOCK
                                   ------------------------------------
                                       SERIES B            SERIES C
                                   ------------------------------------
                                   SHARES   AMOUNT     SHARES   AMOUNT
Balance at January 31, 2000       265,801   $2,658    502,520   $5,025

Issuance of Common Stock
   upon conversion of Series B
   convertible preferred stock     (1,633)     (16)        --       --

Issuance of Common Stock
   upon conversion of Series C
   convertible preferred stock         --       --     (2,650)     (26)

Issuance of Common Stock
  upon exercise of stock
  options                              --       --         --       --

Repurchase of Common Stock             --       --         --       --

Tax benefit from exercise of
  stock options                        --       --         --       --

Net income                             --       --         --       --

Balance at October 31, 2000       264,168   $2,642    499,870   $4,999
                                  =======   ======    =======   ======
(unaudited)


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Table continued...

                                          COMMON STOCK        ADDITIONAL                              TOTAL
                                          ------------         PAID-IN    TREASURY     RETAINED    SHAREHOLDERS'
                                      --------------------------------------------------------------------------
                                      SHARES        AMOUNT     CAPITAL    STOCK        EARNINGS       EQUITY
Balance at January 31, 2000          14,186,399     $141,864  $32,780,530  $(5,673,940) $55,030,442 $82,286,579

Issuance of Common Stock
   upon conversion of Series B
   convertible preferred stock           11,628          116       38,271           --           --      38,371

Issuance of Common Stock
   upon conversion of Series C
   convertible preferred stock            2,650           26       13,912           --           --      13,912

Issuance of Common Stock
  upon exercise of stock
  options                                18,668          187      116,821           --           --     117,008

Repurchase of Common Stock                   --           --           --     (939,100)          --    (939,100)

Tax benefit from exercise of
  stock options                              --           --      229,774           --           --     229,774

Net income                                   --           --           --           --   12,835,750  12,835,750

Balance at October 31, 2000          14,219,345     $142,193  $33,179,308  $(6,613,040) $67,866,192 $94,582,294
                                     ==========     ========  ===========  ============ =========== ===========
(unaudited)


                                          FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                                         (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       OCTOBER 31,
                                                                                  1999             2000
                                                                              -----------------------------
Cash Flows from Operating Activities:
   Net income                                                                $ 11,291,544      $ 12,835,750
   Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
     Depreciation and amortization                                              8,291,233         8,857,961
     Amortization of senior note offering costs and note premium                  428,925           298,241
     Change in assets and liabilities, net of effects from acquisitions:
       Increase in accounts receivable                                        (93,575,141)      (86,126,309)
       Decrease in inventories                                                  5,619,872         1,036,275
       Decrease in advances on inventory purchases                              3,954,616           893,152
       (Increase) decrease in prepaid expenses and other assets                (2,272,851)          823,295
       Increase in accounts payable                                            24,285,967        18,440,734
       Increase in other payables and accrued expenses                          6,621,633           999,272
                                                                             ------------      ------------
         Net cash used in operating activities                                (35,354,202)      (41,941,629)
                                                                             ------------      ------------

Cash Flows from Investing Activities:
   Additions to property and equipment, net of disposals                       (3,039,355)       (4,213,965)
                                                                             ------------      ------------
         Net cash used in investing activities                                 (3,039,355)       (4,213,965)
                                                                             ------------      ------------

Cash Flows from Financing Activities:
   Proceeds from the exercise of employee stock options                           258,456           169,167
   Payments to retire convertible subordinated debentures                              --        (2,184,000)
   Proceeds from the conversion of preferred stock                                182,539               124
   Payments on term loans                                                      (1,615,362)         (317,178)
   Net proceeds from short-term debt                                           38,639,552        30,994,807
   Payment of J.P. Fragrances debenture and other indebtedness                         --        (1,480,000)
   Payments on facility mortgage note                                            (119,245)         (123,123)
   Repurchase of Common Stock                                                    (363,200)         (939,100)
                                                                             ------------      ------------
         Net cash provided by financing activities                             36,982,740        26,120,697
                                                                             ------------      ------------

Net Decrease in Cash and Cash Equivalents                                      (1,410,817)      (20,034,897)
Cash and Cash Equivalents at Beginning of Period                                6,111,603        22,144,314
                                                                             ------------      ------------
Cash and Cash Equivalents at End of Period                                   $  4,700,786      $  2,109,417
                                                                             ============      ============

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the period                                           $  8,496,074      $ 10,147,428
                                                                             ============      ============
   Income taxes paid during the period                                       $  5,887,633      $ 12,898,152
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

         The consolidated balance sheet of the Company as of January 31, 2000 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of October 31, 2000, the consolidated statements of income of the Company for the three and nine months ended October 31, 1999 and 2000, the consolidated statement of shareholders' equity for the nine months ended October 31, 2000, and the consolidated statements of cash flow for the nine months ended October 31, 1999 and 2000. Operating results for the three and nine months ended October 31, 2000 are not necessarily indicative of the results for the full fiscal year ended January 31, 2001.

NOTE 2. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the diluted earnings per share calculation, the interest incurred on the convertible securities, net of tax, is added back to net income. Such amounts were $54,657 and $29,676 for the three months ended October 31, 1999 and 2000, respectively, and $109,313 and $80,702 for the nine months ended October 31, 1999 and 2000, respectively.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method. The components of inventory at January 31, 2000 and October 31, 2000 were as follows:

                                     JANUARY 31, 2000         OCTOBER 31, 2000
                                     ----------------         ----------------
       Finished                         $103,548,955              $104,278,548
       Work in progress                    6,727,835                 4,508,785
       Raw materials                      16,745,615                17,198,797
                                     ----------------         ----------------
                                        $127,022,405              $125,986,130
                                     ================         ================

                    FRENCH FRAGRANCES, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.  SHORT-TERM DEBT

         The Company's credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") provides for borrowings on a revolving basis of up to $50 million, with a $10 million sublimit for letters of credit. On October 12, 2000, the Credit Facility was amended to provide for a seasonal increase in the borrowing limit to $65 million through December 31, 2000. The Credit Facility matures in May 2002. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007. The Credit Facility contains several covenants, the more significant of which are that the Company maintain a minimum level of equity and meet certain debt-to-equity, interest coverage and liquidity ratios. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $10 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At October 31, 2000, the outstanding balance under the Credit Facility was $31.0 million and there were $1.0 million of outstanding letters of credit.

NOTE 5.  LONG-TERM DEBT

         The Company's long-term debt at January 31, 2000 and October 31, 2000 consisted of the following:

Description                                                               January 31, 2000      October 31, 2000
-----------                                                               ----------------      ----------------
10 3/8% Senior Notes due May 2007, net                                       $157,245,157          $157,083,496
8.5% Subordinated Debenture due May 2004, net                                   6,479,966             6,479,966
7.5% Convertible Subordinated Debentures due June 2006                          4,778,643             2,594,643
J.P. Fragrances Debenture due May 2001, net                                     1,946,646             1,000,000
8.84% Miami Lakes Facility Mortgage Note due July 2004                          5,537,663             5,414,540
Other Indebtedness                                                                817,179                    --
                                                                          ----------------      ----------------
Total Long-Term Debt                                                          176,805,254           172,572,645
   Less Current Portion of Long-Term Debt                                       1,775,027             1,145,545
                                                                          ----------------      ----------------
Total Long-Term Debt, net                                                    $175,030,227          $171,427,100
                                                                          ================      ================


         In February 2000, the Company repurchased $2.18 million principal amount of 7.5% Convertible Subordinated Debentures due 2006 (the "7.5% Convertible Debentures") owned by its former Chairman and a company he controls for an aggregate purchase price of $2.65 million. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain that the debenture holder could have recognized upon a conversion of the 7.5% Convertible Debentures into Common Stock and sale of such Common Stock. The Company recognized a loss related to the repurchase of $468,000, which is included in Other income (expense) in the Company's Consolidated Statement of Income for the nine months ended October 31, 2000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         In February 2000, the Company entered into a lease with an unaffiliated third party for approximately 295,000 square feet of a warehouse facility in Edison, New Jersey, which is being used as a fulfillment center for the Company's promotional set business and to process its product returns. The lease has a term of twenty-six months.

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

         The Company has commitments to purchase products from fragrance manufacturers in the amount of approximately $63 million and $76 million annually during the calendar years ended December 31, 2000 and 2001, respectively.

         The Company is a party to a number of pending legal actions, proceedings and claims. While any action, proceeding and claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

NOTE 7.  INCOME TAXES

         The provision for income taxes for the nine months ended October 31, 1999 and 2000 was calculated based upon an estimated effective tax rate of 39% for the full fiscal years ending January 31, 2000 and 2001.

NOTE 8.  STOCK OPTION PLANS

         During the nine months ended October 31, 2000, the Company granted options for the purchase of 861,626 shares of Common Stock at exercise prices ranging from $8.125 per share to $8.4375 per share under the Company's 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan currently provides for the issuance of options to purchase in the aggregate 2,200,000 shares of Common Stock, all of which have been issued. During the nine months ended October 31, 2000, the Company granted options for 30,000 shares at an exercise price of $7.25 per share under the Company's Non-Employee Director Stock Option Plan.

         In November 2000, the Company's Board of Directors adopted a 2000 Stock Incentive Plan (the 2000 "Plan"). Pursuant to the 2000 Plan, the Company may grant stock options, stock appreciation rights, stock awards, performance awards and stock units to its officers, employees, consultants and advisors in an aggregate of up to 3,000,000 shares of Common Stock. The 2000 Plan will be submitted to the shareholders of the Company for approval at a special meeting of shareholders.

NOTE 9.  ARDEN ACQUISITION

         On October 30, 2000, the Company entered into a definitive agreement with an affiliate of Unilever, N.V. ("Unilever") to acquire certain assets and to assume certain liabilities relating to the Elizabeth Arden prestige fragrance, cosmetics and skin care lines and the Elizabeth Taylor and White Shoulders prestige fragrance lines. In connection with the consummation of this acquisition, the Company will enter into agreements with affiliates of Unilever related to product distribution, manufacturing, transition services and information technology services. The purchase price is expected to consist of approximately $190 million cash and $50 million liquidation preference ($35 million estimated fair value) of a new series of convertible preferred stock of the Company. The transaction has been approved by the Boards of Directors of both the Company and Unilever and is subject to customary closing conditions including certain regulatory approvals. While neither party's shareholders are required to approve the transaction, the Company intends to convene a special shareholders meeting for shareholders to approve certain issuances of Common Stock upon conversion of the convertible preferred stock to be included, and the exercise of certain warrants that may be included, as part of the purchase price. At such meeting, the shareholders will also be asked to approve an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name to Elizabeth Arden, Inc. Holders of a majority of the outstanding Common Stock of the Company have agreed to vote in favor of such issuances of Common Stock. There is no guarantee that the Company and Unilever will be able to satisfy all of the closing conditions, or that the Company will obtain the requisite financing. Accordingly, there is no assurance that the acquisition will be consummated.

NOTE 10.  REDEMPTION OF SERIES B AND SERIES C CONVERTIBLE PREFERRED STOCK

         On October 30, 2000, the Company issued an irrevocable notice of redemption to holders of the Company's Series B and Series C convertible preferred stock. Holders of the 264,168 shares of the Company's Series B convertible preferred stock may convert each share of Series B convertible preferred stock into 7.12 shares of the Company's Common Stock, for a total of 1,880,876 shares of Common Stock, at a conversion price of $3.30 per share of Common Stock. Holders of the 499,870 shares of the Company's Series C convertible preferred stock may convert each share of Series C convertible preferred stock into one share of the Company's Common Stock at a conversion price of $5.25 per share of Common Stock. These holders must convert their shares into shares of the Company's Common Stock prior to December 29, 2000 or the Company will redeem each share for $.01 per share. If all holders of the Company's Series B and Series C convertible preferred stock convert their shares, the total proceeds to the Company will be approximately $8.8 million.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2000 Compared to the Three Months Ended October
------------------------------------------------------------------------------
31, 1999
--------

         Net sales. Net sales increased $9.7 million, or 6.3%, to $163.4 million for the three months ended October 31, 2000, from $153.7 million for the three months ended October 31, 1999. The increase in net sales represents primarily an increase in the volume of products sold to existing customers. Sales to the Company's top 20 retail accounts increased by 15% over the corresponding prior-year period. Management believes that increased sales resulted primarily from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, growth in sales of customized gift sets, as well as other value-added services such as category management services.

         Gross Profit. Gross profit increased $1.9 million, or 3.6%, to $55.0 million for the three months ended October 31, 2000, from $53.1 million for the three months ended October 31, 1999, due to the increase in net sales. Gross margin for the three months ended October 31, 2000 decreased to 33.7% from 34.6% for the three months ended October 31, 1999, primarily due to an increase in the proportion of sales to mass market retailers, which typically generate lower margins due to the broader mix of products sold to those customers, but which require less sales support than sales to prestige department stores.

         Warehouse and Shipping Expense. Warehouse and shipping expenses increased $2.2 million to $8.6 million for the three months ended October 31, 2000, from $6.4 million for the three months ended October 31, 1999. The increase resulted primarily from an increase in facility and labor expenses associated with the increased sales and, in particular, the operation of the Company's promotional set fulfillment center in Edison, New Jersey (the "Edison Facility").

         SG&A. Selling, general and administrative ("SG&A") expenses decreased $3.5 million, or 16.6%, to $17.6 million for the three months ended October 31, 2000, from $21.2 million for the three months ended October 31, 1999. As a percentage of net sales, SG&A expenses decreased from 13.8% for the three months ended October 31, 1999 to 10.8% for the three months ended October 31, 2000. The decrease in SG&A expenses was primarily the result of a decrease in the proportion of sales to prestige department stores, which led to lower direct selling and marketing expenses.

         Depreciation and Amortization. Depreciation and amortization increased approximately $154,000 or 5.5%, to $3.0 million for the three months ended October 31, 2000, from $2.8 million for the three months ended October 31, 1999. The increase was primarily attributable to the addition of tools and molds developed for the Company's manufactured products.

         Net Income. Net income increased $1.9 million to $12.5 million for the three months ended October 31, 2000, from $10.6 million for the three months ended October 31, 1999. The increase in net income was primarily due to the increase in net sales and the decrease in SG&A expenses, which were partially offset by the increase in warehouse and shipping expenses.

         EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $3.2 million to $28.7 million for the three months ended October 31, 2000, from $25.5 million for the three months ended October 31, 1999. The EBITDA margin increased to 17.6% for the three months ended October 31, 2000, from 16.6% for the three months ended October 31, 1999. The increases in EBITDA and EBITDA margin were primarily due to the increase in net sales and the decrease in SG&A expenses, which were partially offset by the increase in warehouse and shipping expenses.

Nine Months Ended October 31, 2000 Compared to the Nine Months Ended October 31,
--------------------------------------------------------------------------------
1999
----

         Net Sales. Net sales increased $25.1 million, or 9.3%, to $296.0 million for the nine months ended October 31, 2000, from $271.0 million for the nine months ended October 31, 1999. The increase in net sales represents primarily an increase in the volume of products sold to existing customers. Sales to the Company's top 20 retail accounts increased by 23% over the corresponding prior-year period. Management believes that increased sales during the nine months ended October 31, 2000 have resulted from the Company's ability to provide its customers with a larger selection of products and a continuous, direct supply of products, as well as other value-added services such as category management services.

         Gross Profit. Gross profit increased $7.1 million, or 7.4%, to $102.7 million for the nine months ended October 31, 2000, from $95.6 million for the nine months ended October 31, 1999, due to the increase in net sales. Gross margin for the nine months ended October 31, 2000 decreased to 34.7% from 35.3% for the nine months ended October 31, 1999, primarily due to an increase in the proportion of sales to the mid-tier department stores and mass market retailers, which typically generate lower margins due to the broader mix of products sold to those customers, but which require less sales support than sales to prestige department stores.

         Warehouse and Shipping Expense. Warehouse and shipping expenses increased $6.1 million, or 46.2%, to $19.3 million for the nine months ended October 31, 2000, from $13.2 million for the nine months ended October 31, 1999. The increase resulted primarily from an increase in facility, labor and freight expenses associated with the increased sales, costs associated with the closing of the Company's promotional set fulfillment center in Allentown, Pennsylvania (the "Allentown Facility") and the start-up and operation of the Edison Facility. The Company was released from all of its lease obligations on the Allentown Facility in May 2000. Because the Edison Facility was opened in February 2000, results for the nine months ended October 31, 1999 do not reflect any expenses associated with that facility.

         SG&A. SG&A expenses decreased $1.6 million, or 3.8%, to $39.7 million for the nine months ended October 31, 2000, from $41.2 million for the nine months ended October 31, 1999. As a percentage of net sales, SG&A expenses decreased to 13.4% for the nine months ended October 31, 2000 from 15.2% for the nine months ended October 31, 1999. The decrease in SG&A expenses was primarily the result of lower direct selling and marketing expenses due to the decrease in the proportion of sales to prestige department stores.

         Depreciation and Amortization. Depreciation and amortization increased $567,000, or 6.8%, to $8.9 million for the nine months ended October 31, 2000, from $8.3 million for the nine months ended October 31, 1999. The increase was primarily due to additional investment in tools and molds developed for the Company's manufactured products.

         Interest Expense, Net. Interest expense, net of interest income, increased $385,000, or 2.7%, to $14.7 million for the nine months ended October 31, 2000, from $14.3 million for the nine months ended October 31, 1999. The increase was primarily due to an increase in the average debt outstanding under the credit facility (the "Credit Facility") with Fleet National Bank ("Fleet") to support working capital needs.

         Other Income. During the nine months ended October 31, 2000, the Company recognized other income, net of other expenses, of $875,000, primarily related to the resolution of insurance claims and the sale of a trademark.

         Net Income. Net income increased $1.5 million, or 13.7%, to $12.8 million for the nine months ended October 31, 2000, from $11.3 million for the nine months ended October 31, 1999. The increase in net income was primarily due to the increase in net sales and the decrease in SG&A expenses, which was partially offset by the increase in warehouse and shipping expenses.

         EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $2.5 million, or 6.2%, to $43.8 million for the nine months ended October 31, 2000, from $41.2 million for the nine months ended October 31, 1999. The EBITDA margin decreased slightly to 14.8% for the nine months ended October 31, 2000, from 15.2% for the nine months ended October 31, 1999. The increase in EBITDA was primarily due to the increase in net sales and the decrease in SG&A expenses, which was partially offset by the increase in warehouse and shipping expenses. The slight decrease in EBITDA margin was primarily due to the increase in the proportion of sales to mid-tier department stores and mass market retailers, which typically generate lower margins than sales to prestige department stores due to the broader mix of products sold to those customers.

FINANCIAL CONDITION

         The Company used $41.9 million of net cash for operations during the nine months ended October 31, 2000, compared to using $35.4 million of net cash for operations during the nine months ended October 31, 1999. The increase in net cash used for operating activities is primarily due to decreases in trade and other payables, partially offset by decreases in inventory, receivables and prepaid expenses relative to the corresponding prior-year period. The Company received $26.1 million in net cash from financing activities during the nine months ended October 31, 2000, compared to $37.0 million in net cash from financing activities during the nine months ended October 31, 1999, primarily as a result of decreased borrowings under the Company's Credit Facility, which were partially offset by the Company's repurchase of certain convertible subordinated debentures, repurchase of Common Stock and repayment of other indebtedness.

         The Company has a Credit Facility with Fleet, which provides for borrowings on a revolving basis of up to $50 million (with a $10 million sublimit for commercial letters of credit) for general corporate purposes, including working capital needs and acquisitions. On October 12, 2000, the Credit Facility was amended to provide for a seasonal increase in the borrowing limit to $65 million through December 31, 2000. See Note 4 to the Notes to Unaudited Consolidated Financial Statements. At October 31, 2000, the Company had $31.0 million outstanding under the Credit Facility and approximately $1.0 million of outstanding letters of credit.

         In fiscal 2000, the Company's Board of Directors authorized a share repurchase program that allows the Company to purchase up to an aggregate of $10 million of its Common Stock. As of October 31, 2000, the Company had repurchased an aggregate of 995,400 shares of its Common Stock under the share repurchase program at an average price of $6.64.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not believe that it is materially at risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations. The only debt instrument of the Company that is subject to interest rate fluctuations is the Credit Facility. While inflation likely would increase the interest rates that the Company pays on its Credit Facility, based on the amounts and projected utilization of the Credit Facility, the Company does not anticipate that any such increase would be material to its results of operations. Further, all of the Company's purchases of fragrances and related cosmetic products from foreign suppliers are in U.S. dollars, which avoids foreign currency exchange rate risks. Moreover, while the Company's international sales may be subject to foreign currency fluctuation risks, such sales, and any currency fluctuations relating to those sales, have not historically been material to the Company's results of operations. The Company does not believe that it experienced any material change in its market risk relating to interest rate, foreign currency exchange rate or commodity price risks fluctuations during the nine months ended October 31, 2000.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On October 30, 2000, the Company issued an irrevocable notice of redemption to holders of the Company's Series B and Series C convertible preferred stock. Holders of the Company's Series B convertible preferred stock may convert each share of Series B convertible preferred stock into 7.12 shares of the Company's Common Stock at a conversion price of $3.30 per share of Common Stock. Holders of the Company's Series C convertible preferred stock may convert each share of Series C convertible preferred stock into one share of the Company's Common Stock at a conversion price of $5.25 per share of Common Stock. These holders must convert their shares into shares of the Company's Common Stock prior to December 29, 2000 or the Company will redeem each share for $.01 per share. If all holders of the Company's Series B and Series C convertible preferred stock convert their shares, the total proceeds to the Company will be approximately $8.8 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

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

3.3      Amended By-Laws of the Company.

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

4.7 Fourth Amendment to Credit Agreement and Other Transaction Documents dated as of October 12, 2000, between the Company and Fleet National Bank.

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

10.6 Asset Purchase Agreement dated as of October 30, 2000 between the Company and Conopco, Inc.

27.1     Financial Data Schedule.

----------

         The foregoing list omits instruments defining the rights of holders of long-term debt of the Company where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of each such instrument or agreement to the Securities and Exchange Commission upon request.

(b)      Reports on Form 8-K.

         A Current Report on Form 8-K dated October 31, 2000 was filed on that same date attaching a press release announcing that the Company had entered into a definitive agreement to acquire the Elizabeth Arden prestige fragrance, cosmetics and skin care lines and the Elizabeth Taylor prestige fragrances lines.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FRENCH FRAGRANCES, INC.


Date:  November 21, 2000      /s/ E. Scott Beattie
                              ----------------------------------------------
                              E. Scott Beattie
                              Chairman, President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  November 21, 2000      /s/ Elizabeth  A. Tuttle
                              --------------------------------------------
                              Elizabeth A. Tuttle
                              Senior Vice President, Finance and Treasurer
                              (Principal Financial and Accounting Officer)