Form 10-K
period 2001-01-31
ELIZABETH ARDEN INC
filed 2001-05-01
CIK 95052

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                  FORM 10-K

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 2001

                                     OR

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                        Commission file number 1-6370


                            ELIZABETH ARDEN, INC.
           (Exact name of registrant as specified in its charter)

        Florida                                    59-0914138
(State or other jurisdiction of           (I.R.S. Employer Identification
 incorporation or organization)                        No.)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 25, 2001 was approximately $212.1 million based on the $17.72 per share average of the bid and ask prices for the Common Stock on the Nasdaq National Market on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant's directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of April 25, 2001, the registrant had 16,902,060 shares of Common Stock outstanding.

Documents incorporated by reference:    None

                               Elizabeth Arden, Inc.

                                    FORM 10-K

                                TABLE OF CONTENTS
Part I                                                                 Page

Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  10

Item 4.    Submission of Matters to a Vote of Security Holders . . . .  10


Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . .  11

Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . .  12

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .  13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.  17

Item 8.    Financial Statements and Supplementary Data . . . . . . . .  18

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . . .  41

Part III

Item 10.   Directors and Executive Officers of the Registrant. . . . .  41

Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . .  43

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . . . . . . .  46

Item 13.   Certain Relationships and Related Transactions. . . . . . .  48


Part IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  49

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  52

IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"), THE COMPANY (AS DEFINED BELOW) IS HEREBY PROVIDING CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE REFORM
ACT) MADE IN THIS ANNUAL REPORT ON FORM 10-K. ANY STATEMENTS THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES SUCH AS "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATED," "INTENDS," "PLANS" AND "PROJECTION") ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING AND MAY INVOLVE ESTIMATES AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, ANY SUCH STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO, AND ARE ACCOMPANIED BY, THE FOLLOWING KEY FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS: THE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS OF THE COMPANY; THE COMPANY'S ABILITY TO SUCCESSFULLY AND COST-EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES OR NEW BRANDS INTO THE COMPANY; THE ABSENCE OF CONTRACTS WITH CUSTOMERS OR SUPPLIERS AND THE COMPANY'S ABILITY TO MAINTAIN AND DEVELOP RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS; THE RETENTION AND AVAILABILITY OF KEY PERSONNEL; CHANGES IN THE RETAIL AND FRAGRANCE INDUSTRIES; THE COMPANY'S ABILITY TO LAUNCH NEW PRODUCTS AND IMPLEMENT ITS GROWTH STRATEGY; GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; RISKS OF INTERNATIONAL OPERATIONS; SUPPLY CONSTRAINTS OR DIFFICULTIES; AND OTHER RISKS AND UNCERTAINTIES. THE COMPANY CAUTIONS THAT THE FACTORS DESCRIBED HEREIN COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS OF THE COMPANY AND THAT INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHER, ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES. NEW FACTORS EMERGE FROM TIME TO TIME, AND IT IS NOT POSSIBLE FOR THE COMPANY TO PREDICT ALL OF SUCH FACTORS. FURTHER, THE COMPANY CANNOT ASSESS THE IMPACT OF EACH SUCH FACTOR ON THE COMPANY'S RESULTS OF OPERATIONS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1.    BUSINESS

General

    Elizabeth Arden, Inc., a corporation established in Florida in 1960, is a leading global marketer and manufacturer of prestige beauty products. Our portfolio of leading fragrance brands includes Elizabeth Arden's Red Door, 5th Avenue, Elizabeth Arden green tea and Sunflowers, Elizabeth Taylor's White Diamonds and Passion, White Shoulders, Geoffrey Beene's Grey Flannel, Halston, Halston Z-14, PS Fine Cologne for Men, Design and Wings by Giorgio Beverly Hills. Our skin care brands include Elizabeth Arden's Visible Difference, Ceramides, and Millenium. Our cosmetics products include lipstick, foundation and other color cosmetics products under the Elizabeth Arden brand name. In addition to the brands we own and license, we also distribute more than 150 prestige fragrance brands to mass and mid-tier retailers in the United States, providing us with a broader portfolio of brands.

    We sell our fragrance products in more than 36,000 separate retail locations in the United States, including mass retailers such as Wal-Mart, Target, Walgreens, and CVS, mid-tier retailers such as JCPenney, Sears and Kohl's and prestige department stores such as Dillard's, The May Company, Federated Department Stores, Belk's and Nordstrom. In the United States, we currently sell our skin care and cosmetic products primarily in prestige department stores. We also sell our Elizabeth Arden brands of fragrances, skin care and cosmetics products in over 90 other countries worldwide through perfumeries, boutiques and department stores, and through travel retail outlets such as duty free shops and airport boutiques. In fiscal 2001 sales to United States mass retailers, drug stores independent fragrance, cosmetic, gift and other stores constituted approximately 68% of the Company's net sales, sales to traditional and mid-tier department stores in the United States constituted approximately 30% of net sales and the balance of the Company's sales was comprised of international sales. As a result of the Arden acquisition described below, we anticipate that international sales will approximate 25% of total sales during fiscal 2002.

    We provide a portfolio of products and value-added services to our customers among all distribution channels in the United States. We distinguish ourselves from other prestige beauty companies by offering a large selection of brands and tailoring the marketing, promotion, size and packaging of our products to suit each of our targeted channels. We also provide our customers with value-added services, including category and inventory management and fulfillment services that our competitors do not typically provide. We believe that the breadth of products and level of services we provide has enabled us to gain a leading share of the mass and mid-tier retail prestige beauty products markets in particular, and to become an important and valued supplier for many of our customers. For example, each of JCPenney and Wal-Mart designated us as their supplier of the year in our category for 1999. The breadth of products and level of services has also contributed to strong growth. For fiscal 2001, net sales totaled approximately $382.3 million as compared to approximately $140.5 million in fiscal 1997. Similarly, EBITDA (as defined in Item 6. "Selected Financial Data") and net income have grown at compound annual growth rates of 46.9% and 47.2%, respectively, over the same periods.

    On January 23, 2001, we acquired the Elizabeth Arden business including, the Elizabeth Arden line of fragrance skin care and cosmetic brands, the Elizabeth Taylor fragrance brands and the White Shoulders fragrance brand from affiliates of Unilever N.V. At the closing, we paid Unilever approximately $190 million in cash and issued to Unilever $50 million face value of our Series D Convertible Preferred Stock. As a result of receiving the preferred stock, Unilever has become our largest shareholder with an approximate 18% ownership stake on a fully diluted basis. We financed the Arden acquisition in part by issuing $160 million of 11.75% Senior Secured Notes Due 2011. In connection with the financing of the acquisition and for future working capital purposes, we also obtained a new $175 million revolving credit facility agented by Fleet National Bank, as administrative agent, and we terminated our existing $60 million revolving credit facility. Following the acquisition, we changed our name to Elizabeth Arden, Inc.

Business Strategy

    We seek to continue our growth as a leading marketer and manufacturer of prestige beauty products worldwide by implementing the following strategies:

    ENHANCE BRAND PERFORMANCE. We intend to maximize the profitability of our brands while building brand equity by utilizing our direct multi-channel distribution capability and marketing expertise. Our brands are positioned in multiple distribution channels and are promoted with consistent logos, packaging and advertising designed to enhance their images and differentiate them from other brands.

    STRENGTHEN AND EXPAND RELATIONSHIPS WITH RETAILERS BY PROVIDING VALUE-ADDED SERVICES. We intend to increase the sales volume of our products by continuing to develop innovative services that help our customers to maximize their sales of prestige beauty products. For example, we recently developed an open sell program for selected mass retailers in which we package individual pieces in a security-coded plastic envelope so that retailers can place the products on open display counters and shelves rather than in locked cases. Two of our largest customers have recently implemented open sell programs and we believe that the open sell format will contribute to increases in units sold by these retailers.

    ACQUIRE CONTROL OF ADDITIONAL PRESTIGE BRANDS. We intend to continue to opportunistically acquire control of additional brands that enjoy established consumer loyalty but can be more profitably managed. We have previously served as a distributor for several of the brands that we acquired and we believe that our familiarity with these brands prior to their acquisition, along with our strong market position, contributed significantly to our ability to integrate them into our operations. We believe that our acquisition of ownership or control of brands enables us to generate higher gross margins and greater overall profits. While we continually review acquisition opportunities for prestige fragrance brands, we have no commitments or agreements for any acquisitions at the current time.

    FURTHER EXPAND SELECTION OF DISTRIBUTED FRAGRANCE BRANDS. We intend to continue to develop our distribution business by increasing the number of prestige fragrance brands we distribute. Our market position as an established distributor, our broad selection of fragrances and our relationships with leading fragrance houses provides us with opportunities to expand our line of distributed brands. We believe that increasing our line of distributed brands also makes us a more attractive source of supply for our customers.

    CAPITALIZE ON OPPORTUNITIES CREATED BY THE ARDEN ACQUISITION. We believe that the Arden acquisition presents numerous opportunities for us, including:

      * Improving brand performance. We have developed a strong knowledge of the Elizabeth Arden and Elizabeth Taylor brands for which we served as the primary fragrance distributor in the mid-tier and mass channels in the United States prior to the Arden acquisition. We believe we will be able to improve the performance of the acquired brands by selectively investing in point of sale promotions, national advertising and improved promotional gift sets.

      * Leveraging international distribution capability. We intend to leverage the international infrastructure of the Elizabeth Arden business by expanding sales of our other brands abroad and by supporting the international expansion of certain of our U.S. customers.

      * Improving business efficiencies. The combination of the Elizabeth Arden business with our existing business significantly increases the scale of our operations and provides us with opportunities to increase our operating efficiency. We intend to rationalize our distribution facilities and optimize capacity utilization. We will also be able to eliminate duplicative shipping and handling charges and generate incremental profit with respect to the Elizabeth Arden products we previously purchased from the Elizabeth Arden business. For the fiscal year ended January 31, 2001, we purchased $77.8 million of these products. In addition, we intend to outsource the manufacturing of Elizabeth Arden products, reducing manufacturing overhead as well as capital needs. We will also combine and optimize our sales forces to meet the needs of our customers. As a result of these actions, we believe that we will operate the Elizabeth Arden business with fewer personnel than have historically been employed in the business and that our distribution and fulfillment capacity will be enhanced.

Products

    FRAGRANCE. We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, body spray, men's cologne and gift sets. Each fragrance is sold in a variety of sizes and packaging arrangements. In addition, each fragrance line may be complemented by bath and body products, such as soaps, deodorants, body lotions, gels, creams and dusting powder, that are based on the particular fragrance. We tailor the size and packaging of the fragrance to suit the particular target channel. Our fragrance products generally retail at prices ranging from $20 to $100, depending on the size of the product.

    Our owned and licensed brands include Elizabeth Arden brands such as Red Door, Splendor, 5th Avenue, Sunflowers and Elizabeth Arden green tea, the Elizabeth Taylor brands such as White Diamonds and Passion, White Shoulders, the Paul Sebastian brands such as PS Fine Cologne for Men, Design and Casual, the Halston brands Halston and Halston Z-14, Geoffrey Beene's Grey Flannel, and Wings by Giorgio Beverly Hills. In addition to the brands we own and license, we also distribute fragrances under brands manufactured by others, principally into the mass retail and mid-tier retail channels.

    SKIN CARE. Our skin care line includes a broad range of products for both men and women such as moisturizers, creams, lotions, cleansers and sunscreens. Many of the products are designed for use on a particular part of the body such as the face, or address a particular problem such as aging or dry skin. We sell skin care products internationally and in the United States in prestige department stores and, to a lesser extent, through Elizabeth Arden salons and stores. Our skin care products generally retail at prices ranging from $15 to $60. We frequently package skin care products with samples or gifts. We market our skin care products under the Elizabeth Arden brand including products such as Visible Difference, Ceramides and Millenium.

    COSMETICS. Under the Elizabeth Arden name, we offer a variety of cosmetics including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. We sell our cosmetics internationally and in the United States in prestige department stores, and, to a lesser extent, through independently operated Elizabeth Arden beauty salons. Our cosmetics products generally retail at prices ranging from $10 to $28.

    We use third-party contract manufacturers in the United States and Europe to obtain substantially all raw materials, components and packaging products and for the manufacture of finished products relating to our owned and licensed brands. In order to transition the manufacture of the brands acquired as part of the Elizabeth Arden business, we entered into manufacturing agreements with affiliates of Unilever to manufacture certain of our products for a limited period of time. Under a manufacturing agreement for Unilever's Roanoke plant, Unilever will manufacture certain skin care and cosmetic products for us until May 31, 2001, subject to additional one-month extensions. Pricing is based on a cost-sharing basis. Under a manufacturing agreement for Unilever's Las Piedras plant, Unilever will manufacture fragrance products for us until December 31, 2002. Pricing is based on a cost per piece.

    Except as to products for which we have exclusive marketing and distribution rights, as is customary in our industry, we generally do not have long-term or exclusive contracts with manufacturers of our owned brands or fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 68% of our cost of sales for the fiscal year ending January 31, 2001. With the acquisition of Elizabeth Arden, we expect this percentage to decrease to approximately 40% in the next fiscal year. The loss of, or a significant adverse change in, the relationship between us and any of our major fragrance manufacturers or suppliers of distributed brands could have a material adverse effect on our business, financial condition and results of operations.

Patents and Trademarks

    We own or have rights to use all of the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance and skin care brands including Elizabeth Arden's Red Door, 5th Avenue, Visible Difference, Millenium and Sunflowers, Halston Z-14, Halston, PS Fine Cologne for Men and Design. We have registered these trademarks, or have applications pending, in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

    We also are the exclusive worldwide trademark licensee for both the Elizabeth Taylor fragrance brands (including White Diamonds and Passion) and the Geoffrey Beene fragrance brands (including Grey Flannel and Bowling Green). The Taylor license agreement terminates on October 1, 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Beene license terminates in March 2025 and is automatically renewable for additional 10-year terms.

    We also have the right, under various exclusive distributor and license agreements to distribute other fragrances in various territories and to use the registered trademarks in connection with the sale of these products.

    A number of our products incorporate patented or patent-pending formulations. In addition, several of our packaging methods, components and products are covered by design patents, patent applications and copyrights. As part of the Arden acquisition, we entered into non-exclusive cross-license agreements regarding certain of these patents with Unilever.

Sales and Distribution

    In the United States, we sell our fragrance products to more than 36,000 separate retail locations primarily through three distribution channels:

      * the mass retail channel, including retailers such as Wal-Mart, Target, Walgreens and CVS;
      * the mid-tier retail channel, including department stores such as JCPenney, Sears and Kohl's; and
      * the prestige department store channel, including traditional department stores such as Dillard's, The May Company, Macy's and Nordstrom.

    We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in the United States primarily in prestige department stores. Our sales staff and marketing support personnel are organized by customer account based upon channel of distribution, with marketing resources tailored to the needs of each channel. Our sales force routinely visits retailers to assist in the merchandising, layout and stocking of selling areas. Our fulfillment capabilities enable us to reliably process, assemble and ship small orders on a timely basis. We use this ability to assist our customers in their retail distribution through "drop ship" programs direct to stores and by supporting their sales of beauty products over the Internet. We serve as a source of products for a number of internet-based retailers, as well as for traditional retailers' web-based operations. For example, in October of this year, we became the partner for the internet fragrance department for JCPenny.com. Sales to Internet retailers are not material to our results of operations.

    We also sell our prestige products in the Elizabeth Arden beauty salons, which are owned and operated by an unrelated third party. We receive a licensing fee of between 1% and 2% of the total net sales from each of the salons for the use of the "Elizabeth Arden" name.

    In addition to our United States distribution, our products are sold in approximately 90 other countries worldwide through perfumeries, pharmacies, department stores, specialty retailers, "duty free" shops and other retail shops and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through selected local distributors under contractual arrangements. We manage our worldwide operations from our offices in Geneva, Switzerland.

    As is customary in the beauty industry, we do not generally have long-term or exclusive contracts with any of our retail customers. Sales to customers are generally made pursuant to purchase orders. We believe that our continuing relationships with our customers are based upon our ability to provide a wide selection and reliable source of prestige beauty products, as well as our ability to provide value-added services, including our category management services, to mass-market and mid-tier retailers.

    Our ten largest customers accounted for approximately 60% of net sales for the fiscal year ended January 31, 2001. The only customers who accounted for more than 10% of our net sales for that period were Wal-Mart and JCPenney (including Eckerd which is owned by JCPenney). The loss of, or a significant adverse change in the relationship between any of our key customers and us could have a material adverse effect on our business, financial condition and results of operation. As a result of the Arden acquisition, we do not anticipate that any customer will account for more than 10% of our net sales during fiscal 2002.

    The industry practice for businesses that market beauty products has been to grant department stores the right to return merchandise. We typically limit return rights to department stores and to certain promotional items offered under our owned and licensed brands. We establish reserves and provide allowances for returns of such products at the time of sale. To date, our returns have not exceeded our returns reserves and allowances, although we cannot assure you that such reserves and allowances will be adequate in the future. We have, however, a sales organization to resell returned products.

Marketing

    Our senior marketing personnel support the efforts of our sales organizations worldwide by working with the merchandise managers, lead buyers and marketing department of our major retailers to develop marketing and merchandising plans tailored to these customers' retail needs. Our marketing personnel frequently work with customers to:

      * develop new products;
      * develop new merchandising and promotional programs;
      * design model schematic planograms for the customer's fragrance and cosmetics departments;
      * identify trends in consumer preferences and adapt products assortment and promotion to reflect changing patterns;
      * conduct training programs for the customer's sales personnel; and
      * in certain cases, provide comprehensive sales analysis and active management of the prestige fragrance category.

    We advertise our products through cooperative advertising in association with major retailers. We also utilize direct media such as TV and print advertising, gift-with purchase programs, sales personnel incentive commissions and value-added programs.

Seasonality

    Our operations have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2001, 65% of the Company's net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from its customers, sales and results of operations can vary significantly between quarters of the same and different years. As a result, the Company expects to experience variability in net sales and net income on a quarterly basis.

Management Information Systems

    Our key management information systems consist of:

      * fully-integrated accounting, forecasting, purchasing and order-entry software systems;
      * electronic data interchange systems, which allow our customers to order products electronically from us and to be invoiced electronically for those orders; and
      * warehouse management systems, which assist us in facilitating and managing the receipt and shipment of products.

    As a whole, these management information systems provide on-line, real-time, fully integrated information for our sales, purchasing, warehouse and financial departments. Our information systems form the basis of a number of the value-added services that we provide to our customers, including vendor managed inventory, inventory replenishment, customer billing, sales analysis, product availability and pricing information, and expedited order processing. Our information systems also support our customers' retail sales over the Internet.

    In order to transition the use of information systems relating to the Arden business, we entered into an information technology services agreement with affiliates of Unilever for information technology, software, infrastructure, equipment and other services as part of the Arden acquisition. The agreement terminates on December 31, 2001 and will be automatically renewed for additional one-year terms, provided that, at our request, Unilever will use reasonable efforts to provide these services for up to two years after termination.
Competition    The beauty industry is highly competitive and, at times,
subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and delivery, and level of in-store customer support.

We compete with a number of manufacturers and marketers of beauty products, some of which have substantially more resources than we do.

    We believe that we compete primarily on the basis of product recognition, quality, performance, price, and our emphasis on providing value-added customer services, including category management services, to our mass-market retailers. There are products which are better-known and more popular than the products manufactured or supplied by us. Many of our competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than we do, as well as have greater name recognition and the ability to develop and market products similar to and competitive with those manufactured by us.

Employees

    As of April 15, 2001, Elizabeth Arden had approximately 2,250 full and part-time employees in the United States and approximately 18 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various sales capacities. In connection with the Arden acquisition, we entered into employee lease agreements to lease certain employees of Unilever through June 30, 2001.

ITEM 2.    PROPERTIES

    UNITED STATES. Our corporate headquarters and one of our principal distribution facilities in the United States is located in Miami Lakes, Florida in a building we own on a tract of land comprising approximately 13 acres. The Miami Lakes facility contains approximately 200,000 square feet of distribution and warehouse space and approximately 30,000 square feet of office space. In 1996, we issued a mortgage on the Miami Lakes facility in the amount of $6 million.

    In connection with the Arden acquisition, we assumed a lease for a 265,000 square foot distribution facility located in Roanoke, Virginia whose term expires April 2006 and for 62,000 square feet of general offices in Stamford, Connecticut whose term expires October 2001. We are presently negotiating a 10-year extension of the Stamford lease. We also assumed leases for sales offices in California, Georgia, Massachusetts, Minnesota, Missouri, North Carolina and Texas.

    In February 2000, we entered into a lease for a 295,000 square foot distribution facility in Edison, New Jersey, which has been used as a fulfillment center for our promotional set business and to process product returns. The lease on the Edison facility expires March 2002. We anticipate consolidating our United States fulfillment operations out of Miami Lakes and Roanoke. Accordingly, we do not intend to extend the Edison lease.

    In March 2001, we entered into a lease for 15,000 square feet of general offices in New York City whose term expires April 2016.

    INTERNATIONAL. Our European operations are headquartered in a leased building in Geneva, Switzerland. We also lease sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain and the United Kingdom and a distribution facility in Puerto Rico. We also have a small manufacturing facility in South Africa. Our European fulfillment operations are conducted by Unilever under a distribution agreement which ends on December 31, 2001, but is automatically renewable for additional one-year terms unless either party elects to terminate.

ITEM 3.    LEGAL PROCEEDINGS    In December 2000, we were named in a breach of
contract action filed in the Ontario, Canada Superior Court of Justice by Adenat, Inc., a Canadian customer of Unilever. The action was filed against a number of Unilever affiliates, our company and several individuals, including officers of Unilever and our Company. The plaintiff claims that Unilever breached contractual obligations owed to the plaintiff and further alleges that we interfered in that relationship. The plaintiff seeks to enjoin the termination of the alleged distribution agreement by Unilever and seeks compensation and punitive damages of Canadian $90 million (approximately US $60 million at January 31, 2001). We believe we would be entitled to indemnification from Unilever to the extent we incur losses or expenses as a result of actions taken by Unilever or its affiliates. We believe the claims lack merit as to our company and we are vigorously defending the claims.

    We are also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of shareholders was held on January 3, 2001, in Miami Lakes, Florida to vote on the following matters:

      * Approval of the issuance of our common stock in an amount greater than 20% of the number of our outstanding common stock in connection with the Arden acquisition.

      * Approval of an amendment to our Amended and Restated Articles of Incorporation to change our corporate name from "French Fragrances, Inc." to "Elizabeth Arden, Inc.," following the Arden acquisition.

      * Approval of our 2000 Stock Incentive Plan.

      * Approval of an amendment to our Non-Employee Director Stock Option Plan to increase (i) the number of shares of common stock which may be issued pursuant to stock options granted under such plan from 200,000 to 500,000, and (ii) the number of shares of common stock exercisable in connection with an eligible director being re-elected to our board of directors at a subsequent annual meeting of shareholders from 7,500 to 15,000.

    The vote on the issuance of common stock in excess of 20% of our outstanding common stock in connection with the Arden acquisition was 8,347,454 for and 4,646 against. The vote on the amendment to our Amended and Restated Articles of Incorporation to change our name to Elizabeth Arden, Inc., was 8,348,117 for and 3,983 against. The vote on the 2000 Incentive Stock Option Plan was 7,260,834 for and 1,091,266 against. The vote on the amendment to the Non-Employee Director Stock Option Plan was 7,685,796 for and 666,304 against. There were no broker non-votes.

PART III

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

    MARKET INFORMATION. Our common stock, $.01 par value per share, has been traded on The Nasdaq Stock Market under the symbol "RDEN" since January 25, 2001. From December 21, 1995, to January 25, 2001, our common stock traded on The Nasdaq Stock Market under the symbol "FRAG". The following table sets forth the high and low closing prices for the common stock, as reported on The Nasdaq Stock Market for each of our fiscal quarters from February 1, 1999 through January 31, 2001.

                                         High        Low
                                         ----        ---
            Quarter Ended 04/30/99     $9 1/16     $5 5/8
            Quarter Ended 07/31/99     $8 23/32    $6 9/16
            Quarter Ended 10/31/99     $8          $6 1/16
            Quarter Ended 01/31/00     $7 13/16    $6 1/8

            Quarter Ended 04/30/00     $9 9/16     $6 5/8
            Quarter Ended 07/31/00     $8 3/4      $7 1/4
            Quarter Ended 10/31/00     $11 1/2     $7 1/8
            Quarter Ended 01/31/01     $15 1/2     $10 1/8

    HOLDERS. As of April 17, 2001, there were 503 record holders of our common stock.

    DIVIDENDS. We have not declared any cash dividends on our common stock since we became a fragrance company in 1995 and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our new credit facility prohibits the payment of cash dividends by the Company and the indentures relating to our 10 3/8% Senior Notes Due 2007 and our 11 3/4% Senior Secured Notes Due 2011 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial and other covenants. See Notes 7 and 8 to Notes to Consolidated Financial Statements.

    SERIES D CONVERTIBLE PREFERRED STOCK. As part of the consideration for the Arden business we acquired on January 23, 2001, we issued to an affiliate of Unilever 416,667 shares of Series D convertible preferred stock with an aggregate liquidation value of $50 million. Each share of Series D convertible preferred stock is convertible into 10 shares of our common stock at an initial conversion price of $12.00 per share of common stock. The holder of the Series D convertible preferred stock will be entitled to convert up to 33.3% of its shares after January 23, 2002, up to 66.6% after January 23, 2003 and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation value of Series D Convertible Preferred Stock will begin to accrue on January 23, 2003 and will be payable in cash or in additional shares of Series D convertible preferred stock. See Note 13 to Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except earnings per share data)

    We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report.

                                                Years Ended January 31,
                                     1997      1998      1999      2000      2001
                                   ------------------------------------------------
SELECTED INCOME STATEMENT DATA:
Net sales                          $140,482  $215,487  $309,615  $361,243  $382,254
Gross profit <F1>                    42,552    63,210    78,360   107,683   110,651
Income from operations               18,222    31,457    38,684    44,947    40,794
                                   --------  --------  --------  --------  --------
Net income                         $  8,248  $ 12,341  $ 12,006  $ 15,329  $ 13,436
                                   ========  ========  ========  ========  ========
SELECTED PER SHARE DATA:
Earnings per common share:
        Basic:                        $0.71     $0.92     $0.87     $1.11     $0.99
                                      =====     =====     =====     =====     =====
        Diluted:                      $0.60     $0.76     $0.73     $0.99     $0.87
                                      =====     =====     =====     =====     =====
Weighted average number of
Common share:
        Basic:                       11,647    13,394    13,775    13,801    13,555
        Diluted:                     13,831    16,492    16,729    15,577    15,620
OTHER DATA:
EBITDA  <F2>                       $ 21,885   $ 36,195  $ 46,179  $ 56,113  $ 52,918
Net cash (used in) provided by
  operating activities              (23,221)   (40,729)  (36,948)   31,971    17,501
Net cash used in
 investing activities               (21,117)    (7,392)  (11,142)   (3,699) (209,883)
Net cash provided by (used in)
 financing activities                45,070     54,932    46,534   (12,239)  187,933
Years Ended January 31,
                                     1997      1998      1999      2000      2001
                                   ------------------------------------------------
SELECTED BALANCE SHEET DATA:
Inventories                        $  67,989  $ 90,426  $133,306  $127,022  $209,504
Working capital                       17,734   122,177   157,457   173,005   180,588
Total assets                         172,378   232,653   294,708   309,632   583,147
Short-term debt                       37,631        --     5,639        --    22,945
Long-term debt, net                   37,215   133,785   176,159   175,030   331,145
Convertible, redeemable preferred
  stock                                   --        --        --        --    35,000
Shareholders' equity                  44,680    58,626    71,480    82,287   108,429

<F1> Following the Arden acquisition, we reclassified warehouse and shipping expenses in cost of goods sold to conform to the presentation of the Arden business. This reclassification changes gross profit and selling general and administrative expenses but has no effect on income from operations, EBITDA or net income.

<F2> EBITDA is defined as income from operations, plus depreciation and amortization.
     EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of the Company's operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of its ability to meet cash needs.  We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods
     (particularly when acquisitions are involved) or non operating factors (such as historical cost).  Accordingly, this information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability.  EBITDA, may not, however, be comparable in all instances to other similar types of measures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We are a leading global marketer and manufacturer of prestige beauty products. We have significant direct penetration in the mass retail, mid-tier retail and prestige department store channels in the United States, as well as a significant international presence in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 225 fragrance brands through brand ownership, brand licensing and distribution arrangements. Our portfolio of leading owned and licensed fragrance brands includes Elizabeth Arden's Red Door, 5th Avenue, Elizabeth Arden green tea and Sunflowers, Elizabeth Taylor's White Diamonds and Passion, White Shoulders, Geoffrey Beene's Grey Flannel, Halston, Halston Z-14, PS Fine Cologne for Men, Design and Wings by Giorgio Beverly Hills. Our skin care brands include Elizabeth Arden's Visible Difference, Ceramides, and Millenium. Our cosmetics products include lipstick, foundation and other color cosmetics products under the Elizabeth Arden brand name. In addition to the brands we own and license, we also distribute more than 150 prestige fragrance brands to mass and mid-tier retailers in the United States.

    On January 23, 2001, we acquired the Elizabeth Arden business including the Elizabeth Arden lines of fragrance, skin care and cosmetics; the Elizabeth Taylor brands of fragrances and the White Shoulders fragrance brand, and related assets and liabilities. Our results of operations include eight days of financial results from the Elizabeth Arden business.

    During the fourth quarter, the Company recorded integration charges of approximately $5.6 million pre-tax and $3.4 million after-tax. These charges represent costs related to the integration of the Arden business, including the effect of conforming accounting policies related to accounting estimates for accounts receivable and inventory reserves. In addition, the Company has reclassified the results of the business owned prior to the Arden acquisition to present warehouse and shipping costs in costs of goods sold. This reclassification changes gross profit and selling, general and administrative expenses, but has no effect on income from operations, EBITDA or net income. Both of these changes were implemented to better conform the accounting practices and estimates of the Company's business prior to the Arden acquisition with the Elizabeth Arden business acquired and to present our results in a comparable manner to those of other global beauty companies.

    The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as percentages of net sales for the period (percentages may not add due to rounding):

                                                    Years Ended January 31,
                                                    1999      2000      2001
                                                   -------------------------
Income Statement Data:
Net sales                                           100.0%    100.0%    100.0%
Cost of sales                                        74.7      70.2      71.1
                                                    -----     -----     -----
Gross profit                                         25.3      29.8      28.9
Selling, general and administrative expenses         10.4      14.3      15.0
Depreciation and amortization                         2.4       3.1       3.2
                                                    -----     -----     -----
   Income from operations                            12.5      12.4      10.7
Interest expense, net of interest income              6.0       5.4       5.3
Litigation settlement expense                         0.5        --        --
Other income                                          0.4        --       0.2
                                                    -----     -----     -----
   Income before income taxes                         6.4       7.0       5.6
Provision for income taxes                            2.5       2.8       2.1
                                                    -----     -----     -----
Net income                                            3.9%      4.2%      3.5%
                                                    =====     =====     =====
Other Data:
EBITDA margin <F1>                                  14.9%     15.5%     13.8%

<F1> EBITDA margin represents EBITDA (as defined in Note 2 under item 6.
"Selected
Financial Data") divided by net sales.

Fiscal Year Ended January 31, 2001 Compared to the Fiscal Year Ended January 31, 2000
----------------------------------------------------------------------------

    Net Sales. Net sales increased $21.0 million, or 5.8%, to $382.3 million for the fiscal year ended January 31, 2001, from $361.2 million for the fiscal year ended January 31, 2000. The increase in net sales is primarily due to an increase in the volume of products sold to existing customers. Sales to the Company's top 20 retail accounts increased by 15.8% over the prior year. Management believes that increased sales during the fiscal year ended January 31, 2001, have resulted from our ability to provide our customers with a larger selection of products and a continuous, direct supply of products, and growth in sales of customized gift sets.

    Gross Profit. Gross profit increased $3.0 million, or 2.8%, to $110.7 million for the fiscal year ended January 31, 2001, from $107.7 million for the fiscal year ended January 31, 2000. The gross profit margin declined from 29.8% in fiscal 2000 to 28.9% for fiscal 2001, as a result of higher warehouse and shipping expenses, which were partially offset by an increase in product sales of higher margin owned and licensed brands (including brands acquired in connection with the Arden acquisition). The increase in warehouse and shipping expenses resulted from costs associated with the operation of our promotional set fulfillment center in Edison, New Jersey, the closing of a promotional set fulfillment center in Pennsylvania in May 2000, as well as a $2.8 million integration charge to increase reserves related to inventory to conform accounting policies of the Company's business prior to the Arden acquisition with the Elizabeth Arden business acquired. Excluding this integration charge, gross profit would have totaled $113.5 million with a gross profit margin of 29.7%.

    SG&A. Selling, general and administrative expenses increased $6.2 million, or 12.0% to $57.7 million for the fiscal year ended January 31, 2001, from $51.6 million for the fiscal year ended January 31, 2000. As a percentage of net sales, SG&A expenses increased from 14.3% for the fiscal year ended January 31, 2000 to 15.0% for the fiscal year ended January 31, 2001. The increase in SG&A expenses is primarily a result of $2.8 million in integration charges for increases in reserves related to receivables to conform accounting policies, as well as expenses related to the increase in sales. Excluding the effect of the integration charges, SG&A expenses for the fiscal year ended January 31, 2001, as a percentage of net sales is 14.4%, approximately the same percentage of expenses to net sales as recorded in the fiscal year ended January 31, 2000.

    Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 8.6% to $12.1 million for the fiscal year ended January 31, 2001, from $11.2 million for the fiscal year ended January 31, 2000. The increase was primarily attributable to the depreciation and amortization related to (i) additional investments in tools and molds developed for our manufactured products; and (ii) intangibles and fixed assets acquired as part of the Arden acquisition.

    Interest Expense, Net. Interest expense, net of interest income, increased approximately $755,000, or 3.9%, to $20.2 million for the fiscal year ended January 31, 2001, from $19.4 million for the fiscal year ended January 31, 2000. This increase was primarily due to an increase in average debt outstanding under our credit facility to support working capital needs. In addition, we incurred additional interest expense in conjunction with the Arden acquisition from the closing date of January 23, 2001, including interest expense on our 11 3/4% Senior Secured Notes due 2011 and borrowings under our new credit facility. See Notes 7 and 8 to Notes to Consolidated Financial Statements.

    EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $3.2 million or 5.7% to $52.9 million for the fiscal year ending January 31, 2001, from $56.1 million for the fiscal year ended January 31, 2000, including the integration charges discussed above. The EBITDA margin declined to 13.8% for the fiscal year ended January 31, 2001, from 15.5% for the fiscal year ended January 31, 2000, including the integration charges. Excluding the integration charges, EBITDA increased 4.3% to $58.5 million for the fiscal year ended January 31, 2001, from $56.1 million for the fiscal year ended January 31, 2000, primarily as a result of the increase in sales. Excluding the integration charges, the EBITDA margin was relatively flat at 15.3% for the fiscal year ended January 31, 2001, as compared to 15.5% for the fiscal year ended January 31, 2000.

    Net Income. Net income decreased $1.9 million to $13.4 million for the fiscal year ended January 31, 2001 from $15.3 million for the fiscal year ended January 31, 2000, including the effects of the integration charges. Excluding the effects of the integration charges, net income increased $1.5 million or 9.8% to $16.8 million for the fiscal year ended January 31, 2001, from $15.3 million for the fiscal year ended January 31, 2000, primarily as a result of the increase in net sales and gross margin.

Fiscal Year Ended January 31, 2000 Compared to the Fiscal Year Ended January 31, 1999
----------------------------------------------------------------------------

    Net Sales. Net sales increased $51.6 million, or 16.7%, to $361.2 million for the fiscal year ended January 31, 2000, from $309.6 million for the fiscal year ended January 31, 1999. The increase in net sales was primarily attributable to an increase in net sales of the brands acquired in connection with the Paul Sebastian acquisition in January 1999. The increase in net sales represents both an increase in the volume of products sold to existing customers (including through increased sell through of existing products and sales of new products), as well as sales to new customers. Management believes that increased sales during the fiscal year ended January 31, 2000 have resulted from our Company's ability to provide our customers with a larger selection of products and a continuous, direct supply of products, and the growth in sales of customized gift sets.

    Gross Profit. Gross profit increased $29.3 million, or 37.4%, to $107.7 million for the fiscal year ended January 31, 2000, from $78.4 million for the fiscal year ended January 31, 1999. The gross margin increased from 25.3% in fiscal 1999 to 29.8% in fiscal 2000. The increase in gross profit and gross margin was primarily attributable to the increase in product sales of the higher margin brands acquired in connection with the Paul Sebastian acquisition partially offset by increased labor and facility expenses associated with the opening of a promotional set fulfillment center in Pennsylvania in July 1999, the increased sales volume and an increase in inventory reserves.

    SG&A. Selling, general and administrative expenses increased $19.4 million, or 60.2%, to $51.6 million for the fiscal year ended January 31, 2000, from $32.2 million for the fiscal year ended January 31, 1999. As a percentage of net sales, SG&A expenses increased from 10.4% for the fiscal year ended January 31, 1999 to 14.3% for the fiscal year ended January 31, 2000. Of the increase in SG&A expenses, $15.9 million represented an increase in selling and marketing expenses (including advertising co-op, gifts-with-purchase and salary support programs), primarily as a result of the additional sales force and promotional and marketing expenses related to the prestige fragrance lines added in connection with the Paul Sebastian acquisition. General and administrative expenses for the fiscal year ended January 31, 2000 increased $3.4 million primarily as a result of the addition of information systems and financial personnel and an increase in the accounts receivable reserves.

    Depreciation and Amortization. Depreciation and amortization increased $3.7 million, or 49.0%, to $11.2 million for the fiscal year ended January 31, 2000, from $7.5 million for the fiscal year ended January 31, 1999. The increase was primarily attributable to the amortization of intangibles acquired in connection with the Paul Sebastian acquisition and the Company's acquisition of the license for Wings by Giorgio Beverly Hills in November 1998. These intangibles are being amortized over a five-year period.

    Interest Expense, Net. Interest expense, net of interest income, increased approximately $723,000, or 3.9%, to $19.4 million for the fiscal year ended January 31, 2000, from $18.7 million for the fiscal year ended January 31, 1999. This increase was primarily due to an increase in average debt outstanding resulting from the April 1998 offering of $40 million principal amount of 10 3/8% Series C Senior Notes. See Note 8 to the Notes to the Consolidated Financial Statements.
    EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $9.9 million, or 21.5%, to $56.1 million for the fiscal year ended January 31, 2000, from $46.2 million for the fiscal year ended January 31, 1999. EBITDA margin increased to 15.5% for the fiscal year ended January 31, 2000, from 14.9% for the fiscal year ended January 31, 1999. The increase in EBITDA and EBITDA margin was primarily attributable to the increase in product sales of the higher margin brands acquired in connection with the Paul Sebastian acquisition.

    Net Income. Net income increased $3.3 million, or 27.7%, to $15.3 million for the fiscal year ended January 31, 2000, from $12.0 million for the fiscal year ended January 31, 1999, primarily as a result of the increase in net sales and gross profit, which was partially offset by the increase in operating expenses associated with the addition of the Paul Sebastian business.

Seasonality

    Our fragrance operations have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2001, 65% our net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from its customers, sales and results of operations can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales and net income on a quarterly basis.

    Our working capital borrowings are also seasonal, and are normally highest in the months of September, October and November. During the fourth fiscal quarter ending January 31, significant cash is normally generated as customer payments on holiday season orders are received.

Liquidity and Capital Resources

    Cash Flows. During the fiscal year ended January 31, 2001, we generated $17.7 million of cash from operating activities. Of that amount, $24.0 million was generated from operating cash flows, offset by a $6.5 million increase in working capital including increases in accounts receivable and inventories and decreases in accounts payable partially offset by an increase in other payables and accrued expenses. Net cash used in investing activities totaled $209.9 million. We used $5.2 million of the cash generated to purchase property and equipment. We also used $204.7 million in cash for the Arden acquisition, including the cash portion of the purchase price plus cash expenses due at the closing on January 23, 2001. Cash provided from financing activities totaled $187.7 million and included $160 million from the senior secured notes issued concurrent with the Arden acquisition and $22.9 million borrowed under our new $175 million revolving credit facility with Fleet National Bank, as administrative agent. Proceeds from conversion of our convertible preferred stock, exercise of warrants and exercise of stock options provided an additional $10.0 million, and share repurchases and repayment of long-term debt used $5.2 million. Cash and cash equivalents declined by $4.4 million to $17.7 million.

    During the fiscal year ended January 31, 2000, we generated $32.0 million in net cash from operating activities. Of that amount, $7.0 million was generated from working capital, primarily from a reduction in inventory and an increase in accounts payable, and the remaining $25.0 million from operating cash flows. We used $3.7 million of the cash generated to purchase property and equipment. We also used $12.2 million we generated from financing activities, including for the repayment of $5.6 million outstanding under our credit facility, for the retirement of $1.8 million of long-term debt, and for the repurchase of $5.7 million of our common stock under our share repurchase program. The remaining $16.0 million was held in short-term investments and increased the cash and cash equivalents on hand to $22.1 million at the end of the fiscal year ended January 31, 2000.

    Share Repurchases. In fiscal 2000, our board of directors authorized a share repurchase program that allows us to purchase up to an aggregate of $10 million of our common stock. Under the terms of the program, which has no expiration date, we may buy stock, from time to time, in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of January 31, 2001, we had repurchased an aggregate of 995,400 shares of our common stock under the share repurchase program at an average price of $6.64. Our new credit facility restricts future share repurchases under the share repurchase program to $4 million. In connection with our repurchase in February 2000 of the 7.5% Subordinated Convertible Debenture due 2006 owned by our former chairman and a company he controls, the right to convert those debentures into 303,333 shares of common stock was extinguished.

    Future Liquidity and Capital Needs. We have historically financed, and we expect to continue to finance, our internal growth and acquisitions primarily through internally generated funds, our credit facility and external financing. Our principal future uses of funds are for working capital requirements, debt service and, additional brand acquisitions or product distribution arrangements. As a result of the Arden acquisition, our working capital needs have increased significantly. As a result of the Arden acquisition, net sales are expected to more than double from fiscal 2001 to fiscal 2002. In addition, we did not acquire accounts receivable in the Arden acquisition. Future liquidity needs will be dependent upon the growth of current assets (principally accounts receivable and inventory) and current liabilities (principally accrued expenses and accounts payable). Additional inventory requirements and accounts receivable may have a significant impact on our liquidity. Our credit facility is secured by a first priority perfected lien on all of our U.S. inventory and accounts receivable, and borrowing availability under the credit facility is limited to eligible accounts receivable and inventory. We believe that internally generated funds and available financing under our credit facility will be sufficient to cover our working capital and debt service requirements for the next twelve months other than additional working capital requirements which may result from further expansion of our operations through acquisitions of additional brands or new product distribution arrangements.

    We have discussions from time to time with manufacturers of prestige fragrance brands and with distributors that hold exclusive distribution rights regarding our possible acquisition of additional exclusive manufacturing and/or distribution rights. We currently have no agreements or commitments with respect to any such acquisition, although we periodically execute routine agreements to maintain the confidentiality of information obtained during the course of discussions with manufacturers and distributors. There is no assurance that we will be able to negotiate successfully for any such future acquisitions or that we will be able to obtain acquisition financing or additional working capital financing on satisfactory terms for further expansion of our operations.

    The characteristics of our business do not generally require us to make significant ongoing capital expenditures. During the fiscal year ended January 31, 2001, we incurred approximately $5.2 million in capital expenditures, primarily relating to computer software and hardware costs and the purchase of tools and molds and warehouse equipment. We anticipate that our capital expenditures for the fiscal year ended January 31, 2002 will be approximately $15.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE RISK.

    As of January 31, 2001, we had approximately $22.9 million outstanding under our credit facility subject to variable rates. As a result of the Arden acquisition, we replaced our $60 million credit facility with a $175 million credit facility for working capital needs. Furthermore, our borrowings under our credit facility are seasonal with peak borrowings in the third quarter of our fiscal year. Accordingly, our January 31, 2001 earnings and cash flow will be affected by changes in interest rates. Assuming the level of borrowings at variable rates and assuming a two-percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended January 31, 2001, would increase by approximately $440,000. To date, we have not engaged in derivative transactions to mitigate interest rate risk as most of our debt bears a fixed rate. In the event of an adverse change in interest rates, management may take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effect, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

    FOREIGN CURRENCY RISK. We conduct our business in various regions of the world, and export and import products to and from several companies. As a result of the Arden acquisition, we estimate that approximately 25% of our net sales will be generated outside the United States in fiscal 2002, in a variety of currencies including the euro, British pound, Swiss franc and Australian dollar. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We intend to engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We will not engage in hedging for speculative investment reasons. Our historical results do not reflect any foreign exchange hedging activity. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. Our results of operations are reported in U.S. dollars. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may decrease our operating profits or cash flow. In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           INDEX TO FINANCIAL STATEMENTS
                                                                      Page
                                                                      ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .  19

Consolidated Balance Sheets as of January 31, 2000 and 2001 . . . . .  20

Consolidated Statements of Income for the Years Ended
January 31, 1999, 2000 and 2001 . . . . . . . . . . . . . . . . . . .  21

Consolidated Statements of Shareholders' Equity for the Years Ended
January 31, 1999, 2000 and 2001 . . . . . . . . . . . . . . . . . . .  22

Consolidated Statements of Cash Flow for the Years Ended
January 31, 1999, 2000 and 2001 . . . . . . . . . . . . . . . . . . .  23

Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  24

                       INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Elizabeth Arden, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Elizabeth Arden, Inc. (formerly French Fragrances, Inc.) and subsidiaries (the "Company") as of January 31, 2000 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.






DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 6, 2001

                             ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                      January 31, 2000   January 31, 2001
                                                      ----------------   ----------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 22,144,314      $ 17,695,306
  Accounts receivable, net                                63,485,136        48,381,654
  Inventories                                            127,022,405       209,503,786
  Advances on inventory purchases                          2,785,475           992,917
  Prepaid expenses and other assets                        9,882,321        12,587,406
                                                        ------------      ------------
         Total current assets                            225,319,651       289,161,069
                                                        ------------      ------------

Property and equipment, net                               20,232,312        40,729,679
                                                        ------------      ------------
Other assets:
  Exclusive brand licenses, trademarks and
    intangibles, net                                      55,827,865       227,216,144
  Debt financing costs                                     3,949,009        16,936,880
  Deferred income taxes, net                               3,337,409         5,126,180
  Other assets                                               965,409         3,976,607
                                                        ------------      ------------
         Total other assets                               64,079,692       253,255,811
                                                        ------------      ------------
         Total assets                                   $309,631,655      $583,146,559
                                                        ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                       $         --      $ 22,945,472
  Accounts payable - trade                                31,436,903        40,251,481
  Other payables and accrued expenses                     19,102,919        44,230,217
  Current portion of long-term debt                        1,775,027         1,145,545
                                                        ------------      ------------
         Total current liabilities                        52,314,849       108,572,715
                                                        ------------      ------------
Long-term debt, net                                      175,030,227       331,144,936
                                                        ------------      ------------
         Total liabilities                               227,345,076       439,717,651
                                                        ------------      ------------
Commitments and contingencies (See Note 9)

Convertible, redeemable preferred stock, Series D,
  $.01 par value (liquidation preference of $120
  per share); 1,000,000 shares authorized; no shares
  and 416,667 shares issued and outstanding,
  respectively                                                    --        35,000,000
                                                        ------------      ------------
Shareholders' equity:
  Convertible, redeemable preferred stock, Series B,
    $.01 par value (liquidation preference of $.01
    per share); 350,000 shares authorized; 265,801
    and no shares issued and outstanding, respectively         2,658                --
  Convertible, redeemable preferred stock, Series C,
    $.01 par value (liquidation preference of $.01
    per share); 571,429 shares authorized; 502,520
    and no shares issued and outstanding, respectively         5,025                --
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 14,186,399 and 16,779,186 shares
    issued and outstanding, respectively                     141,864           167,792
  Additional paid-in capital                              32,780,530        46,407,971
  Retained earnings                                       55,030,442        68,466,185
  Treasury stock (870,500 and 995,400 shares at cost)     (5,673,940)       (6,613,040)
                                                        ------------      ------------
         Total shareholders' equity                       82,286,579       108,428,908
                                                        ------------      ------------
         Total liabilities and shareholders' equity     $309,631,655      $583,146,559
                                                        ============      ============

                       See Notes to Consolidated Financial Statements.

                                             20

                          ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                      Years Ended January 31,
                                                1999           2000           2001
                                            ------------------------------------------
Net sales                                   $309,614,611   $361,243,106   $382,254,230
Cost of sales                                231,254,892    253,560,177    271,603,098
                                            ------------   ------------   ------------
        Gross profit                          78,359,719    107,682,929    110,651,132
                                            ------------   ------------   ------------
Operating expenses:
    Selling, general and administrative       32,181,044     51,569,777     57,732,901
    Depreciation and amortization              7,494,607     11,166,409     12,124,152
                                            ------------   ------------   ------------
    Total operating expenses                  39,675,651     62,736,186     69,857,053
                                            ------------   ------------   ------------
Income from operations                        38,684,068     44,946,743     40,794,079
                                            ------------   ------------   ------------
Other income (expense):
    Interest expense, net                    (18,689,595)   (19,412,229)   (20,166,804)
    Litigation settlement expense             (1,500,000)            --             --
    Income from sale of contract and
      intangible rights                          932,763             --        425,000
    Other                                        265,655       (203,923)       474,368
                                            ------------   ------------   ------------
    Other income (expense), net              (18,991,177)   (19,616,152)   (19,267,436)
                                            ------------   ------------   ------------
Income before income taxes                    19,692,891     25,330,591     21,526,643
Provision for income taxes                     7,686,871     10,001,155      8,090,900
                                            ------------   ------------   ------------
Net income                                  $ 12,006,020   $ 15,329,436   $ 13,435,743
                                            ============   ============   ============
Earnings per common share:
     Basic                                         $0.87          $1.11          $0.99
                                                   =====          =====          =====
     Diluted                                       $0.73          $0.99          $0.87
                                                   =====          =====          =====
Weighted average number of common shares:
     Basic                                    13,774,993     13,801,196     13,555,419
                                              ==========     ==========     ==========
     Diluted                                  16,728,798     15,577,422     15,620,369
                                              ==========     ==========     ==========

                        See Notes to Consolidated Financial Statements.

                                              21

                                               ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Preferred Stock                                         Additional
                                      Series B            Series C              Common Stock         Paid-in
                                  Shares    Amount    Shares    Amount       Shares      Amount      Capital
                                 --------------------------------------------------------------------------------
Balance at January 31, 1998       279,877    2,799    525,490    5,255     13,623,734    136,238    30,786,503

Issuance of Common Stock
  upon conversion of Series B
  convertible preferred stock      (8,281)     (83)        --       --         58,961        589       194,065

Issuance of Common Stock
  upon conversion of Series C
  convertible preferred stock          --       --    (14,135)    (141)        14,135        141        74,209

Issuance of Common Stock
  upon conversion of 7.5%
  subordinated convertible
  debentures                           --       --         --       --         26,016        260       187,055

Issuance of Common Stock
  upon exercise of stock
  options                              --       --         --       --         35,600        356       117,124

Issuance of Common Stock
  upon exercise of warrants            --       --         --       --         54,258        543       274,457

Net income for the year                --       --         --       --             --         --            --
                                 ------------------------------------------------------------------------------

Balance at January 31, 1999       271,596    2,716    511,355    5,114     13,812,704    138,127    31,633,413

Issuance of Common Stock
  upon conversion of Series B
  convertible preferred stock      (5,795)     (58)        --       --         41,259        412       135,800

Issuance of Common Stock
  upon conversion of Series C
  convertible preferred stock          --       --     (8,835)     (89)         8,835         89        46,384


Issuance of Common Stock
  upon exercise of stock
  options                              --       --         --       --        318,491      3,185       660,574

Issuance of Common Stock
  upon exercise of warrants            --       --         --       --          5,110         51           (51)

Repurchase of Common Stock             --       --         --       --             --         --            --

Tax benefit from exercise of
  stock options                        --       --         --       --             --         --       304,410

Net income for the year                --       --         --       --             --         --            --
                                 -------------------------------------------------------------------------------

Balance at January 31, 2000       265,801    2,658    502,520    5,025     14,186,399    141,864    32,780,530

Issuance of Common Stock
  upon conversion of Series B
  convertible preferred stock    (265,801)  (2,658)        --       --      1,892,503     18,925     6,228,993

Issuance of Common Stock
  upon conversion of Series C
  convertible preferred stock          --       --   (502,520)  (5,025)       502,520      5,025     2,638,230

Issuance of Common Stock
  upon conversion of 7.5%
  subordinated convertible
  debentures                           --       --         --       --         25,595        256       184,028

Issuance of Common Stock
  upon exercise of stock
  options                              --       --         --       --         82,169        822       485,817

Issuance of Common Stock
  upon exercise of warrants            --       --         --       --         90,000        900       674,100

Issuance of warrants                   --       --         --       --             --         --     3,043,000

Repurchase of Common Stock             --       --         --       --             --         --            --

Tax benefit from exercise of
  stock options                        --       --         --       --             --         --       373,273


Net income for the year                --       --         --       --             --         --            --
                                 -------------------------------------------------------------------------------

Balance at January 31, 2001             0       $0          0       $0     16,779,186   $167,792   $46,407,971
                                 =============================================================================

(RESTUBBED TABLE FROM ABOVE)

                                               ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                     Total
                                         Retained              Treasury              Shareholders'
                                         Earnings              Stock                 Equity
                                       ------------------------------------------------------------
Balance at January 31, 1998             27,694,986                  --                 58,625,781

Issuance of Common Stock
  upon conversion of Series B
  convertible preferred stock                   --                  --                    194,571

Issuance of Common Stock
  upon conversion of Series C
  convertible preferred stock                   --                  --                     74,209

Issuance of Common Stock
  upon conversion of 7.5%
  subordinated convertible
  debentures                                    --                  --                    187,315

Issuance of Common Stock
  upon exercise of stock
  options                                       --                  --                    117,480

Issuance of Common Stock
  upon exercise of warrants                     --                  --                    275,000

Net income for the year                 12,006,020                  --                 12,006,020
                                       -----------------------------------------------------------

Balance at January 31, 1999             39,701,006                  --                 71,480,376


Issuance of Common Stock
  upon conversion of Series B
  convertible preferred                         --                  --                    136,154

Issuance of Common Stock
  upon conversion of Series C
  convertible preferred stock                   --                  --                     46,384

Issuance of Common Stock
  upon exercise of stock
  options                                       --                  --                    663,759

Issuance of Common Stock
  upon exercise of warrants                     --                  --                         --

Repurchase of Common Stock                      --          (5,673,940)                (5,673,940)

Tax benefit from exercise of
  stock options                                 --                  --                    304,410

Net income for the year                 15,329,436                  --                 15,329,436
                                       -----------------------------------------------------------

Balance at January 31, 2000             55,030,442          (5,673,940)                82,286,579

Issuance of Common Stock
  upon conversion of Series B
  convertible preferred stock                   --                  --                  6,245,260

Issuance of Common Stock
  upon conversion of Series C
  convertible preferred                         --                  --                  2,638,230

Issuance of Common Stock
  upon conversion of 7.5%
  subordinated convertible
  debentures                                    --                  --                    184,284

Issuance of Common Stock
  upon exercise of stock
  options                                       --                  --                    486,639

Issuance of Common Stock
  upon exercise of warrants                     --                  --                    675,000

Issuance of warrants                            --                  --                  3,043,000

Repurchase of Common Stock                      --            (939,100)                  (939,100)

Tax benefit from exercise of
  stock options                                 --                  --                    373,273

Net income for the year                 13,435,743                  --                 13,435,743
                                       -----------------------------------------------------------

Balance at January 31, 2001            $68,466,185         $(6,613,040)              $108,428,908


                                   See Notes to Consolidated Financial Statements


                                                          22

                          ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                                         Years Ended January 31,
                                                     1999          2000          2001
                                                ----------------------------------------
Cash Flows from Operating Activities:
  Net income                                    $ 12,006,020  $ 15,329,436  $ 13,435,743
  Adjustments to reconcile net income to cash
   (used in) provided by operating activities:
     Depreciation and amortization                 7,494,607    11,166,409    12,124,152
     Amortization of senior note offering
       Costs and note premium                        556,084       569,487       237,269
     Deferred tax benefit                           (369,520)   (2,129,256)   (1,788,771)
  Change in assets and liabilities, net of
   effects from acquisitions:
     Increase in accounts receivable                (249,999)  (12,444,389)   (3,877,670)
     (Increase) decrease in inventories and
       advances on inventory purchases           (32,894,592)   10,078,532    (3,258,823)
     Increase in prepaid expenses and
       other assets                               (2,288,307)   (2,003,967)      (70,915)
     (Decrease) increase in accounts payable     (16,171,948)    9,738,399    (3,742,115)
     (Decrease) increase in other payables
       and accrued expenses                       (5,030,105)    1,666,189     4,441,685
                                                ------------  ------------  ------------
          Net cash (used in) provided by
            operating activities                 (36,947,760)   31,970,840    17,500,555
                                                ------------  ------------  ------------
Cash Flows from Investing Activities:
  Purchase of licenses, trademarks and
    intangibles                                   (7,882,381)           --            --
  Additions to property and equipment,
    net of disposals                              (3,259,481)   (3,699,353)   (5,206,921)
  Acquisition of Elizabeth Arden business                 --            --  (204,676,000)
                                                ------------  ------------  ------------
          Net cash used in investing activities  (11,141,862)   (3,699,353) (209,882,921)
                                                ------------  ------------  ------------
Cash Flows from Financing Activities:
  Net proceeds from (payments on) short-term
    debt                                           5,639,369    (5,639,369)   22,945,472
  Payments on long-term debt                      (1,266,523)   (1,771,764)   (4,118,143)
  Proceeds from the issuance of senior notes      41,500,000            --   160,000,000
  Proceeds from the exercise of stock options        117,480       663,759       486,639
  Proceeds from the exercise of stock purchase
    warrants                                         275,000            --       675,000
  Proceeds from the conversion of preferred
    stock                                            268,780       182,538     8,883,490
  Repurchase of common stock                              --    (5,673,940)     (939,100)
                                                ------------  ------------  ------------
          Net cash provided by (used in)
            financing activities                  46,534,106   (12,238,776)  187,933,358
                                                ------------  ------------  ------------
Net (Decrease) increase in Cash and
  Cash Equivalents                                (1,555,516)   16,032,711    (4,449,008)
Cash and Cash Equivalents at Beginning of Year     7,667,119     6,111,603    22,144,314
                                                ------------  ------------  ------------
Cash and Cash Equivalents at End of Year        $  6,111,603  $ 22,144,314  $ 17,695,306
                                                ============  ============  ============

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year                   $ 16,766,085  $ 19,019,248  $ 19,347,114
                                                ============  ============  ============
Income taxes paid during the year               $ 12,430,731  $  1,445,481  $ 13,604,276
                                                ============  ============  ============


                      See Notes to Consolidated Financial Statements.


                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION AND BUSINESS ACTIVITY.

      Elizabeth Arden, Inc. (the "Company") is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products, to retailers in the United States and over 90 countries internationally. The Company was formerly known as French Fragrances, Inc. until the Arden acquisition on January 23, 2001. See Note 2.

      BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company's majority-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      REVENUE RECOGNITION. Sales are recognized when title and the risk of loss transfers to the customer, generally upon shipment. Sales are recorded net of returns and the accrued sales returns liability which represents management's estimate of future returns based on historical experience and considering current external factors and market conditions. During the fiscal years ended January 31, 1999, 2000 and 2001, two customers accounted for an aggregate of 28%, 29% and 30%, respectively, of the Company's net sales. The Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC's views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

      COST OF SALES. The Company has reclassified its results to present warehouse and shipping costs in cost of sales in order to conform its accounting practices and policies with those of the Elizabeth Arden business. This reclassification changes gross profit, as well as selling general and administrative expense, but has no effect on income from operations or net income. Warehouse and shipping expenses reclassified as cost of sales were $10,133,310, $17,431,187 and $27,040,106 in the fiscal years ended January
31, 1999, 2000 and 2001, respectively.

      MARKET RISK. The Company is subject to fluctuations in interest rates and foreign currency rates, as well as changes in worldwide economic and political conditions. As a result of the Arden acquisition, the Company expects that approximately 25% of net sales will be generated outside the United States in a number of countries primarily located in Europe and Asia. The Company's financial performance may be affected by changes in currency exchange rates and regulations, duties and price controls, developments in political, economic, and taxation policies of the countries in which it operates. As the Arden acquisition was consummated on January 23, 2001, the Company had not engaged in foreign currency hedging transactions. Furthermore, as a significant amount of the Company's debt bears a fixed rate, the Company does not engage in derivative transactions to hedge interest rate risk. The adoption of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and hedging Activities as of February 1, 2001, did not have a material impact on the Company's consolidated financial statements.

      FOREIGN CURRENCY TRANSLATION. The financial statements of the Company's non-U.S. subsidiaries are translated in accordance with SFAS No. 52 Foreign Currency Translation. The Company acquired the assets of its non-U.S. subsidiaries on January 23, 2001, as part of the Arden acquisition. Consequently, transaction and translation gains and losses were not material to the Company's consolidated financial statements for the fiscal year ended January 31, 2001.

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

1.    GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES - (Continued)

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

      INVENTORIES. Inventories are stated at the lower of cost or market. Cost is principally determined on the weighted-average method. See Note 4.

      ACCOUNTS RECEIVABLE. A provision has been made and an allowance established for potential losses from receivables and estimated sales returns in the normal course of business. Because these allowances are based on estimates, there is no assurance that such reserves and allowances will be sufficient to cover losses or returns. See Note 3.

      PROPERTY AND EQUIPMENT, AND DEPRECIATION. Property and equipment are stated at cost. Expenditures for major improvements and additions are recorded to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. See Note 5.

      EXCLUSIVE BRAND LICENSES AND TRADEMARKS, AND AMORTIZATION. These intangible assets are being amortized using the straight-line method over their estimated useful lives. See Note 6.

      LONG-LIVED ASSETS. Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified the asset's carrying value is adjusted to estimated fair value. No such adjustments were recorded for the fiscal years ended January 31, 1999, 2000 and 2001.

      SENIOR NOTE OFFERING COSTS. Debt issuance costs and transaction fees which are associated with the issuance of senior notes, are being amortized (and charged to interest expense) over the term of the related notes using a method which approximates the level yield method. See Note 8.

      ADVERTISING AND PROMOTIONAL COSTS. Advertising and promotional costs are expensed as incurred. Advertising and promotional costs totaled approximately $4.8 million, $10.2 million and $8.2 million during the fiscal years ended January 31, 1999, 2000 and 2001, respectively.

      INCOME TAXES. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. The Company intends to reinvest its undistributed international earnings to expand its international operations; therefore, no tax has been provided to cover the repatriation of such undistributed earnings.

      FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments include accounts receivable, accounts payable, short-term debt, long-term debt and convertible redeemable preferred stock. See Note 8 for the fair value of the Company's debentures and notes. The fair value of all other financial instruments was not materially different than their carrying value as of January 31, 2000 and 2001. See Note 8.

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)


1.    GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES - (Continued)

      SEGMENT INFORMATION. In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. As of January 31, 2001, the Company operates solely in one segment, the marketing and manufacture of prestige beauty products. Revenues from customers outside the United States totaled $2.6 million, $3.0 million and $4.1 million, in fiscal 1999, 2000 and 2001, respectively.

      EARNINGS PER SHARE. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. In addition, for the dilutive earnings per share calculation, the interest incurred on the convertible securities, net of tax, is added back to net income. See Note 13.

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

      RECLASSIFICATIONS. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with fiscal 2001 presentations.

2.    ACQUISITIONS

      JPF ACQUISITION. In March 1998, the Company acquired (the "JPF Acquisition") certain assets of J.P. Fragrances, Inc. ("JPF"), a distributor of prestige fragrance products, including inventory, returns, contract rights, accounts receivable, books and records, fixed assets (including furniture and warehouse materials and equipment), claims, intangible rights (including non-compete agreements) and goodwill (collectively, the "JPF Acquired Assets"). The Company also assumed approximately $10.6 million of certain trade and other payables of JPF. In addition to the assumption of payables, the purchase price for the JPF Acquired Assets consisted of approximately $37.3 million in cash and a subordinated debenture of $3 million (the "JPF Debenture"). The cash portion of the purchase price was financed from available cash from operations and the Company's current revolving credit facility, which financing was replaced by the offering of 10 3/8% Series C Senior Notes due 2007. See Note 8. The JPF Debenture is non-interest bearing, with the principal amount being payable in three equal installments on May 1999, 2000 and 2001 if, and only if, certain conditions relating to the fragrance business of JPF (the "JPF Business") are achieved by the Company, including achieving certain gross profit thresholds from the JPF Business. To date, the Company has made two payments on the JPF Debenture. The JPF Debenture has been recorded net of its discount of $485,528 and calculated using an effective rate of 9.38%. The discount will be amortized using the effective rate over the life of the JPF Debenture. As a result of the JPF Acquisition, the Company acquired approximately $30.4 million of inventory, $12.1 million of accounts receivable, $263,000 of fixed assets (consisting primarily of office and warehouse furniture and equipment), and approximately $7.7 million of contract rights, intangible rights (including non-compete agreements) and goodwill. The JPF Acquisition was accounted for under the purchase method.

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

2.    ACQUISITIONS - (Continued)

      PSI ACQUISITION. In January 1999, the Company acquired certain assets (the "PSI Acquisition") of Paul Sebastian, Inc. ("PSI"), a manufacturer, marketer and distributor of prestige fragrance products, including trademarks or licenses to manufacture and distribute the fragrance brands PS Fine Cologne for Men, Design for Women, Design for Men, Casual for Women and Casual for Men, inventory, returns, accounts receivable, books and records, fixed assets (consisting of manufacturing tools, dyes and molds), claims and goodwill (collectively, the "PSI Acquired Assets"). The purchase price for the PSI Acquired Assets consisted of approximately $9.7 million in cash and a subordinated debenture of $500,000 (the "PSI Debenture"). The cash portion of the purchase price was financed from available cash from operations. The PSI Debenture was non-interest bearing and was paid in July 2000. The PSI Acquisition was accounted for under the purchase method.

      ELIZABETH ARDEN ACQUISITION. On January 23, 2001, the Company completed the acquisition of the assets of the Elizabeth Arden business (the "Arden acquisition") from Unilever N.V. and its affiliates ("Unilever"). The assets included certain trademarks and patents for the Elizabeth Arden brands of prestige fragrances, cosmetics and skin care lines including Red Door, 5th Avenue, Sunflowers, Visible Difference, Millenium and Ceramides. The Company also acquired the license for the Elizabeth Taylor fragrance brands including White Diamonds and Passion, as well as the trademark for the White Shoulders fragrance brand. In addition to the trademarks, patents and licenses, the Company acquired inventory, returns, contract rights (including leases for distribution and office facilities worldwide), fixed assets (including equipment, tools and molds, furniture, and a manufacturing plant in South Africa), books and records and goodwill. The Company also assumed certain liabilities for product returns and demonstrator accruals. In addition to the assumed liabilities, the Company paid $190 million in cash at the closing (exclusive of fees and expenses of advisors), subject to final adjustment, and $50 million in aggregate liquidation preference of our Series D convertible preferred stock issued to Unilever. See Note 13.

      The Company funded the cash portion of the acquisition price for the Arden acquisition and the related fees and expenses with $204.7 million in cash from (1) the proceeds from the offering of $160 million of 11 3/4% Senior Secured Notes due 2011 (the "2001 Note Offering") and (2) borrowings under a new $175 million revolving credit facility with a bank syndicate of which Fleet National Bank ("Fleet") is the administrative agent (the "New Credit Facility"), which replaced the Company's existing $60 million revolving credit facility with Fleet. See Notes 7 and 8. The Arden acquisition was accounted for under the purchase method.

      The following unaudited information presents the Company's pro forma operating data for the year ended January 31, 1999, 2000, and 2001, as if the Elizabeth Arden acquisition and the January 2001 offering of $160 million of 11 3/4% Senior Secured Notes due 2011 had been consummated at the beginning of each of the periods presented and includes certain adjustments to the historical consolidated statements of income of the Company to give effect to the acquisition of the net assets of the Elizabeth Arden business, the payment of the purchase price and the increased amortization of intangible assets as a result of the Arden acquisition and the related issuance of additional indebtedness. The unaudited pro forma financial data is not necessarily indicative of the results of operations that would have been achieved had the Arden acquisition and the 2001 Note Offering been consummated prior to the period in which they were completed, or that might be attained in the future. Note that the fiscal year end of the Elizabeth Arden business is each December 31, preceding the January 31 year-end presented below.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

2.    ACQUISITIONS - (Continued)

                                                   (Unaudited)
                                            Years Ended January 31,
                                       1999           2000          2001
                                   -----------------------------------------
Net sales                          $794,968,000   $856,868,000  $869,829,000
Income from operations              $54,967,000    $86,587,000  $104,687,000
Net income attributable to common
  shareholders                       $9,149,000    $31,313,000   $35,379,000
Earnings per common share:
     Basic                                $0.48          $1.78         $2.43
                                          =====          =====         =====
     Diluted                              $0.41          $1.48         $1.79
                                          =====          =====         =====

3.     ACCOUNTS RECEIVABLE, NET

       The following table details the provisions and allowances established for potential losses from receivables and estimated sales returns in the normal course of business. Liabilities for product returns assumed in the Arden acquisition are excluded.

                                                  Years Ended January 31,
                                              1999         2000           2001
                                        ------------------------------------------
       Allowance for Bad Debt:
          Beginning balance              $   676,387   $    533,696   $  1,165,670
          Provision                          401,626      1,138,800      1,200,000
          Write offs, net of recoveries     (544,317)      (506,826)    (1,376,978)
                                         -----------   ------------   ------------
          Ending balance                 $   533,696   $  1,165,670   $    988,692
                                         ===========   ============   ============
       Allowance for Sales Returns:
          Beginning balance              $   558,651   $    555,245   $    816,445
          Provision                        7,630,810     13,289,613     18,214,837
          Actual returns                  (7,634,216)   (13,028,413)   (16,999,837)
                                         -----------   ------------   ------------
          Ending balance                 $   555,245   $    816,445   $  2,031,445
                                         ===========   ============   ============
</TABLE

4.     INVENTORIES

       Inventory balances at January 31, 2000 and 2001 were as follows:

                                               January 31,
                                          2000             2001
                                      -----------------------------
               Finished               $103,548,955     $151,490,901
               Work in progress          6,727,835       15,226,977
               Raw materials            16,745,615       42,785,908
                                      ------------     ------------
                                      $127,022,405     $209,503,786
                                      ============     ============

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

5.    PROPERTY AND EQUIPMENT

      Property and equipment is comprised of the following:

                                            January 31,        Estimated
                                        2000         2001     Useful Life
                                     --------------------------------------
Land                                 $ 2,871,000   $ 2,936,000      --
Building                               5,519,452     5,578,452      40
Building improvements                  5,240,713     6,817,945   20 - 40
Furniture and fixtures                 1,172,620     1,431,173    8 - 14
Machinery, equipment and vehicles      3,989,700    10,891,312    3 - 14
Computer equipment and software        5,567,043     7,995,636    3 - 5
Counters and trade fixtures                   --     8,393,000    3
Tools and molds                        2,282,659     3,852,012    1 - 3
                                     -----------   -----------
                                      26,643,187    47,895,530
Less accumulated depreciation         (6,965,700)   (8,947,817)
                                     -----------   -----------
                                      19,677,487    38,947,713
Projects in progress                     554,825     1,781,966
                                     -----------   -----------
Property and equipment, net          $20,232,312   $40,729,679
                                     ===========   ===========

6.    EXCLUSIVE BRAND LICENSES AND TRADEMARKS

      The following summarizes the cost basis and amortization associated with the Company's intangible assets at January 31:

                                               2000          2001     Estimated Life
                                         -------------------------------------------
Exclusive brand licenses and trademarks  $  66,398,376  $ 246,643,376     5 - 22
Contract rights and other intangibles       11,179,593     10,779,593     3 - 5
                                         -------------  -------------
                                         $  77,577,969  $ 257,422,969
Accumulated amortization                   (21,750,104)   (30,206,825)
                                         -------------  -------------
                                         $  55,827,865  $ 227,216,144
                                         =============  =============

7.     SHORT-TERM DEBT

       In January 2001, the Company entered into the New Credit Facility with a syndicate of banks for which Fleet is the administrative agent. The New Credit Facility, which replaced the Company's existing $60 million revolving credit facility with Fleet, provides for borrowings on a revolving basis of up to $175 million, with a $25 million sublimit for letters of credit. The New Credit Facility is guaranteed by all of the Company's U.S. subsidiaries and matures in January 2006. Loans under the revolving credit portion of the Credit Facility bear interest, at the option of the Company, at a floating rate ranging from either (i) 2.25% to 3.00% over the London InterBank Offered Rate ("LIBOR") or (ii) 1.00% to 1.75% over the Prime Rate as quoted by Fleet, in each case depending on the ratio of the Company's funded total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). Borrowings under the New Credit Facility are limited to eligible accounts receivable and inventories and are secured by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the New Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011. The New Credit Facility contains several covenants, the more significant of which are that the Company: (i) cannot exceed certain levels of debt to EBITDA; (ii) must maintain certain levels of EBITDA to consolidated net interest expense; and (iii) must maintain a minimum amount of shareholders' equity. The New Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $4 million of its common stock, $.01

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

7.     SHORT-TERM DEBT - (Continued)

par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At January 31, 2001, the Company had an outstanding balance of approximately $22.9 million under the New Credit Facility, together with $1.3 million outstanding letters of credit issued under the New Credit Facility. At January 31, 2000, the Company did not have an outstanding balance under its revolving credit facility and had $2.5 million outstanding letters of credit issued.

8.     LONG-TERM DEBT

       The Company's long-term debt at January 31, 2000 and January 31, 2001 consisted of the following:

                                                       January 31,
Description                                        2000           2001
-----------                                    ---------------------------
10 3/8% Senior Notes due May 2007              $157,245,157   $157,029,609
11 3/4% Senior Secured Notes due May 2011                --    160,000,000
8.5% Subordinated Debenture due May 2004, net     6,479,966      6,479,966
7.5% Convertible Subordinated Debentures
  due June 2006                                   4,778,643      2,410,360
J.P. Fragrances Debenture due May 2001            1,946,646      1,000,000
8.84% Miami Lakes Facility Mortgage Note
  due July 2004                                   5,537,663      5,370,546
Other Indebtedness                                  817,179             --
                                               ------------   ------------
Total Long-term Debt                            176,805,254    332,290,481
   Less Current Portion of Long-Term Debt         1,775,027      1,145,545
                                               ------------   ------------
Total Long-term Debt, net                      $175,030,227   $331,144,936
                                               ============   ============

       At January 31, 2000 and 2001, the estimated fair value of the Company's subordinated debentures and senior notes using available market information and interest rates was as follows:

                                                January 31,
                                            2000           2001
                                        ------------   ------------
Subordinated debentures                 $  6,479,966   $  6,479,966
Convertible subordinated debentures     $  4,778,643   $  4,458,818
10 3/8% Senior Notes                    $148,800,000   $151,125,000
11 3/4% Senior Secured Notes            $         --   $166,400,000


       The scheduled maturities of long-term debt at January 31, 2001 were as follows:

                       Fiscal Year               Amount
                       -----------            ------------
                       2002                   $  1,145,545
                       2003                        170,311
                       2004                        185,991
                       2005                     11,292,095
                       2006 and thereafter     319,496,539
                                              ------------
                       Total                  $332,290,481
                                              ============

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

8.     LONG-TERM DEBT -- (Continued)

       7.5% Subordinated Convertible Debentures. At January 31, 2001, the Company had outstanding approximately $2.4 million aggregate principal amount of 7.5% Subordinated Convertible Debentures due 2006 (the "7.5% Convertible Debentures"). The 7.5% Convertible Debentures are convertible into shares of Common Stock of the Company at $7.20 per share. The Company can redeem the 7.5% Convertible Debentures when the Common Stock trades above $14.40 for 20 consecutive trading days. In April 2001, the Company called for redemption the outstanding 7.5% Convertible Debentures. All debenture holders converted their debentures into Common Stock prior to the redemption date.

       Senior Notes. In connection with the financing of the Arden acquisition in January 2001, the Company completed the private placement under Rule 144A of the Securities Act of 1933, as amended (the "Act") of $160 million principal amount of 11 3/4% Series A Senior Secured Notes due 2011. In March 2001, the 11 3/4% Series A Senior Secured Notes were exchanged for an equivalent principal amount of 11 3/4% Series B Senior Secured Notes due 2011 (the "11 3/4% Senior Secured Notes") containing identical terms to the 11 3/4% Series A Senior Secured Notes but which have been registered under the Act. The 11 3/4% Senior Secured Notes are secured by a first priority lien on certain intangible assets, consisting primarily of trademarks and patents, of the Elizabeth Arden fragrance, skin care and cosmetics lines.

       In May 1997, the Company consummated the private placement under Rule 144A of the Act of $115.0 million principal amount of 10 3/8% Series A Senior Notes due 2007. In July 1997, the Series A Senior Notes were exchanged for an equivalent principal amount of 10 3/8% Series B Senior Note (the "10 3/8% Series B Senior Notes") containing identical terms to the 10 3/8% Series A Senior Notes but which have been registered under the Act.

       In April 1998, the Company consummated the private placement under Rule 144A of $40.0 million principal amount of 10 3/8% Series C Senior Notes due 2007. The Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company's existing 10 3/8% Series B Senior Notes. The 10 3/8% Series C Senior Notes were recorded net of a premium of $2.6 million. The premium is being amortized over the life of the notes using the effective interest method. Through January 31, 2001, the Company has amortized $570,391 of premium against interest expense. In August 1998, the 10 3/8% Series C Senior Notes were exchanged for an equivalent principal amount of 10 3/8% Series D Senior Notes due 2007 (the "Series D Senior Notes") containing identical terms to the 10 3/8% Series C Senior Notes, but which have been registered under the Act.

       The Indentures pursuant to which the 11 3/4% Senior Secured Notes and the 10 3/8% Series B and Series D Senior Notes were issued (the "Indentures") provide that such notes will be senior obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the New Credit Facility. The Indentures generally permit the Company (subject to the satisfaction of a fixed charge covenant ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. The Indentures generally limit the ability of the Company to create liens, merge or transfer or sell assets. The Indentures also provide that the holders of the 11 3/4% Senior Secured Notes and the 10 3/8% Series B and Series D Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control in the Company (as defined in the Indentures).

9.     COMMITMENTS AND CONTINGENCIES

       In February 2000, the Company entered into a lease with an unaffiliated third party for approximately 295,000 square feet of a warehouse facility (the "Edison Facility") in Edison, New Jersey, which has been used primarily for the Company's promotional set business and to process its product returns. The lease terminates on March 2002 and the Company does not intend to extend the lease.

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

9.     COMMITMENTS AND CONTINGENCIES - (Continued)

       In connection with the Arden Acquisition, the Company assumed lease obligations for a distribution facility in Roanoke, Virginia; office facilities in Stamford, Connecticut and Geneva, Switzerland; sales offices in the United States located in California, Connecticut, Georgia, Massachusetts, Minnesota, Missouri, North Carolina and Texas; a distribution facility in Puerto Rico; and sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, Spain, South Africa and the United Kingdom.

       The Company's aggregate minimum lease payments under these leases at January 31, 2001, are as follows:

                    Fiscal Year              Amount
                    -----------           -----------
                    2002                  $ 4,976,844
                    2003                    2,612,807
                    2004                    1,800,000
                    2005                    1,800,000
                    2006 and thereafter     2,200,000
                                          -----------
                    Total                 $13,389,651
                                          ===========

       In connection with the Arden acquisition, the Company entered into a number of ancillary agreements with Unilever to facilitate the integration of the Elizabeth Arden business with the Company's business existing prior to the acquisition. Under an employee lease agreement, Unilever provides the services of certain employees of the Elizabeth Arden business for a specified transition period and the Company reimburses Unilever for any direct payroll costs and out-of-pocket expenses related to those employees. The employee lease agreement terminates on June 30, 2001. The Company also entered into a transition services agreement under which Unilever provides the Company with services relating to, among other things, finance and accounting, payroll processing, research and development for which the Company pays direct costs. The transition services agreement terminates on May 31, 2001, and may be extended by mutual agreement. Under the information technology services agreement, Unilever and its affiliates provide the Company with information technology services, software, infrastructure, equipment and other services for a fixed monthly fee, which approximates $1 million. The information technology services agreement terminates on December 31, 2001 and is automatically renewable for one-year terms unless either party elects to terminate. The Company also entered into various manufacturing agreements under which Unilever manufactures fragrance and cosmetics products for the Company in plants located in Las Piedras (Puerto Rico), Roanoke (Virginia), and Acton (England). The agreements terminate on various dates from March
31, 2001 (Acton), to December 31, 2002 (Las Piedras). Pricing is generally based on a cost per piece with the exception of the Roanoke manufacturing agreement where the pricing is based on a cost-sharing basis. The Company also entered into a distribution agreement with Unilever's distribution facility in Lille, France, to obtain order fulfillment services, for the Company's products in Europe. Under the distribution agreement, the Company pays a fixed fee per product shipped. The agreement terminates on December 31, 2001, and is automatically renewable for additional one-year terms unless either party elects to terminate.

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

       In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff seeks damages of Canadian $90 million (approximately US$60 million

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

9.     COMMITMENTS AND CONTINGENCIES - (Continued)

at January 31, 2001). Management believes that the Company would be entitled to indemnification from Unilever to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit and the Company is vigorously defending the action.

       The Company is also a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

10.    INCOME TAXES

       The components of the provision for income taxes for the years ended January 31, 1999, 2000 and 2001 are as follows:

                                           Years Ended January 31,
                                     1999           2000           2001
                                  ----------------------------------------
       Current income taxes:
          Federal                 $6,906,407    $10,776,790    $ 7,495,908
          State                    1,149,984      1,353,621      1,901,615
          Foreign                         --             --        482,148
                                  ----------    -----------    -----------
             Total current         8,056,391     12,130,411      9,879,671
                                  ----------    -----------    -----------
       Deferred income taxes:
          Federal                   (316,834)    (1,954,835)    (1,470,425)
          State                      (52,686)      (174,421)      (337,199)
          Foreign                         --             --         18,853
                                  ----------    -----------    -----------
             Total deferred         (369,520)    (2,129,256)    (1,788,771)
                                  ----------    -----------    -----------
             Total provision for
               income taxes       $7,686,871    $10,001,155    $ 8,090,900
                                  ==========    ===========    ===========

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                      January 31,
                                                  2000          2001
                                              -------------------------
       Deferred tax liabilities:
         Property and equipment               $ (580,918)  $  (920,369)
         Merger assets                          (190,426)     (185,132)
                                              ----------   -----------
                                                (771,344)   (1,105,501)
                                              ----------   -----------
       Deferred tax assets:
         Excess of book bad debts
          reserve over tax reserve               541,140       386,272
         Intangibles                           2,053,530     3,147,652
         Accruals                                223,121       195,345
         Net operating loss carryforwards        790,335       790,335
         Inventories                             865,590     1,673,125
         Other                                   425,372       829,287
                                              ----------   -----------
           Gross deferred tax assets           4,899,088     7,022,016
                                              ----------   -----------
         Net deferred tax asset before
           valuation allowance                 4,127,744     5,916,515
         Valuation allowance for deferred
           taxes                                (790,335)     (790,335)
                                              ----------   -----------
         Net deferred tax asset               $3,337,409   $ 5,126,180
                                              ==========   ===========

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

10.    INCOME TAXES - (Continued)

       As of January 31, 2000 and 2001, the valuation allowance relates to the net operating loss carryforwards available in connection with a previous business combination in November 1995 which expire through 2009.

       The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to pretax income as follows:

                                                 Years Ended January 31,
                                     1999                 2000                2001
                             ------------------  -------------------  ------------------
                               Amount     Rate      Amount     Rate     Amount     Rate
                             ----------  ------  -----------  ------  ----------  ------
Income at statutory rates    $6,892,512  35.00%  $ 8,865,707  35.00%  $7,534,325  35.00%
State taxes, net of
  federal benefit               712,887   3.62       767,517   3.03    1,016,058   4.72
Varying tax rates in foreign
  jurisdictions                      --     --            --     --     (363,800) (1.69)
Other                            81,472    .41       367,931   1.45      (95,683) (0.44)
                             ----------  -----   -----------  -----   ----------  -----
    Total income taxes       $7,686,871  39.03%  $10,001,155  39.48%  $8,090,900  37.59%
                             ==========  =====   ===========  =====   ==========  =====

11.     RELATED PARTY TRANSACTIONS

        Prior to August 1998, the Company leased from National Trading Manufacturing, Inc. ("National Trading"), a company controlled by the former chairman of the Company, a warehouse and office facility (the "National Trading Facility"), which had housed the Company's executive offices prior to May 1997 and which the Company had an option to purchase. During the fiscal year ended January 31, 1999, the Company made lease payments to National Trading of $144,500. In connection with National Trading's sale of the National Trading Facility, the Company agreed to terminate the lease and its option to purchase the National Trading Facility (the "Contract Rights"). As part of the consideration for the Contract Rights, the Company's outstanding loan from National Trading in the principal amount of $294,000 was canceled and the Company received from National Trading a cash payment of approximately $416,000 and a promissory note payable upon demand in the principal amount of $300,000 and bearing interest at 8.5% per annum. Approximately $633,000, representing the income from the Contract Rights less the difference between the consideration received for the Contract Rights and the fixed asset, is reflected in Income from sale of contract and intangible rights for the fiscal year ended January 31, 1999. At January 31, 2001, the principal amount and accrued interest on the demand note due to the Company was $124,500 and is reflected in the Company's Consolidated Balance Sheet in Prepaid expenses and other assets. The demand note plus accrued interest was repaid in April 2001.

        During the fiscal year ended January 31, 1999, the Company provided loans to the president and chief executive officer of the Company in the aggregate principal amount of $500,000 for payment of certain Canadian tax liabilities resulting from his relocation to Florida. At January 31, 2001, the principal amount of loans outstanding and accrued interest was $598,175 and is reflected in the Company's Consolidated Balance Sheet in Prepaid expenses and other assets. The loans accrue interest at 8.5% per annum and mature in March 2002.

        In February 2000, the Company repurchased the 7.5% Debenture held by its former chairman and National Trading. The Company paid $2.652 million to acquire $2.184 million principal amount of 7.5% Convertible Debentures. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain that the chairman could have recognized upon a conversion and sale of the 7.5% Convertible Debentures into Common Stock. As a result of the repurchase, the Company recognized a loss of $468,000 in February 2000.

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

12.     SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

                                                                January 31,
                                                       1999        2000         2001
                                                   -----------  ----------   -----------
Conversion of 7.5% Convertible Debentures
  into Common Stock                                   $187,315                  $184,284
                                                      ========                  ========
Transactions in connection with the
 JPF Acquisition (See Note 2):
    Issuance of JPF Debenture, net                  $2,514,472
                                                    ==========
    Assumption of accounts payable                 $10,560,577
                                                   ===========
Transactions in connection with the
  sale of the Contract Rights for the
  National Trading Facility (See Note 11):
    Disposition of fixed asset in capital
      lease, net of accumulated depreciation
      and cash received                             $1,024,806
                                                    ==========
    Termination of capital lease and of
      note payable to related party                 $1,374,136
                                                    ==========
    Note receivable from related party                $300,000
                                                      ========
Transactions in connection with the
 PSI Acquisition (See Note 2):
    Issuance of PSI Debenture, net                    $458,000
                                                      ========
Tax benefit from exercise of stock options                       $304,410       $373,273
                                                                 ========       ========
Transactions in connection with the
 Arden acquisition (See Notes 2 and 13):
    Inventories acquired                                                     $77,430,000
                                                                             ===========
    Other assets acquired                                                    $21,329,000
                                                                             ===========
    Accounts payable to Unilever                                             $12,578,000
                                                                             ===========
    Other liabilities assumed                                                $13,592,000
                                                                             ===========
    Provisions for returns and store closures                                $26,724,000
                                                                             ===========
    Warrants issued                                                          $ 3,043,000
                                                                             ===========
    Issuance of convertible preferred stock                                  $35,000,000
                                                                             ===========

13.     CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

        Convertible Preferred Stock. At January 31, 2001, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock") issued to Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of the Company's Common Stock, subject to certain restrictions, at a conversion price of $12 per share of Common Stock. The holder of the Series D Convertible Preferred Stock will be entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003 and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock will begin to accrue on the January 23, 2003 and will be payable in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its bank credit facility and compliance with certain limitations under the Indentures

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

13.     CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY - (Continued)

governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. The Series D Convertible Preferred Stock was recorded at its fair market value of $35 million and the difference between the fair market value and the liquidation value of $50 million is being accreted over the life of the Series D Convertible Preferred Stock.

        At January 31, 2000, the Company had outstanding 265,801 shares of Series B Convertible Preferred Stock, $.01 par value per share ("Series B Convertible Preferred"), and 502,520 shares of Series C Convertible Preferred Stock, $.01 par value per share ("Series C Convertible Preferred"). Each share of Series B Convertible Preferred was convertible, at the option of the holder, into 7.12 shares of Common Stock upon payment of $3.30 per share of Common Stock. Each share of Series C Convertible Preferred was convertible, at the option of the holder, into one share of Common Stock upon payment of $5.25 per share of Common Stock. The Series B Convertible Preferred and the Series C Convertible Preferred could be redeemed by January 31, 2005. In connection with the Arden Acquisition, an irrevocable notice of redemption was sent to holders of the Series B and Series C Convertible Preferred. Substantially all of the holders of Series B and Series C Convertible Preferred converted their shares into Common Stock. As a result of this conversion, the outstanding Common Stock increased by approximately 2.4 million shares and the Company received $8.8 million in cash.

        Warrants. In conjunction with the issuance of the 11 3/4% Senior Secured Notes and the placement of the New Credit Facility related to the cash financing for the Arden acquisition, the Company issued warrants for 209,653 shares of Common Stock. The warrants can be exercised into Common Stock at an exercise price of $.01 per common share and were recorded at fair market value of $3,043,000.

        Earnings Per Share. The following table represents the computation of earnings per share:

                                                    Years Ended January 31,
                                              1999          2000          2001
                                           -----------   -----------   -----------
Basic
  Net income                               $12,006,020   $15,329,436   $13,435,743
                                           ===========   ===========   ===========
  Weighted average shares outstanding       13,774,993    13,801,196    13,554,419
                                            ==========    ==========    ==========
  Net income per basic share                     $0.87         $1.11         $0.99
                                                 =====         =====         =====
Diluted
  Net income                               $12,006,020   $15,329,436   $13,435,743
  Add: 7.5% Convertible Subordinated
    Debentures
      Interest, net of tax                     163,933       109,313       110,179
                                           -----------   -----------   -----------
      Net income as adjusted               $12,169,953   $15,438,749   $13,545,922
                                           ===========   ===========   ===========

  Weighted average shares outstanding       13,774,993    13,801,196    13,554,419
  Potential common shares -
    treasury method                          2,448,181     1,444,376     1,598,463
  Assumed conversion of 7.5%
    Convertible Subordinated
    Debentures                                 505,624       331,850       365,585
  Series D Convertible Preferred Stock              --            --       101,902
                                            ----------    ----------    ----------

 Weighted average shares and potential
    dilutive shares                         16,728,798    15,577,422    15,620,369
                                            ==========    ==========    ==========
    Net income per diluted share                 $0.73         $0.99         $0.87
                                                 =====         =====         =====


                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

14.     STOCK OPTION PLANS

        At January 31, 2001, the Company had three stock option plans, one for the benefit of non-employee directors (the "Non-Employee Director Plan") and two for the benefit of directors, officers and employees: (i) the 1995 Stock Option Plan, and (ii) the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan was adopted by the Board and approved by the Company's shareholders in January 2001.

        The stock options under the Non-Employee Director Plan are generally exercisable within a year after grant provided the grantee remains a director of the Company. The options granted under the Non-Employee Director Plan are non-qualified under the Internal Revenue Code. The option exercise price cannot be less than the fair value of the underlying Common Stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of Common Stock authorized under the Non-Employee Director Plan is 500,000.

        The stock options awarded under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan are exercisable at any time or in any installments as determined by the Compensation Committee of the Board at the time of grant. The options granted under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan may be either incentive and/or non-qualified stock options under the Internal Revenue Code as determined by the Compensation Committee. For incentive stock options, the aggregate fair market value (determined at the grant date) of Common Stock with respect to which such options first become exercisable by a participant of the plan during any calendar year may not exceed $100,000. The number of shares of Common Stock authorized under the 1995 Stock Option Plan is 2,200,000. Stock options for all such shares have been granted. The maximum number of shares of common stock authorized under the 2000 Stock Incentive Plan is 3,000,000.

        The option activities of all plans are as follows:

                                             Years Ended January 31,
                                  1999               2000                2001
                           ---------------------------------------------------------
                               Weighted            Weighted            Weighted
                               Average             Average             Average
                               Exercise            Exercise            Exercise
                            Shares    Price     Shares    Price     Shares    Price
                           ---------  ------   ---------  ------   ---------  ------
Beginning outstanding        806,540  $ 4.80   1,300,940  $ 8.06   1,093,000  $ 9.42
  Granted                    530,000   12.72     265,000    6.11   2,174,376   11.21
  Exercised                  (35,600)   3.30    (441,440)   3.38     (82,169)   5.92
  Canceled                        --      --     (31,500)  10.32     (34,666)   9.10
                           ---------  ------   ---------  ------   ---------  ------
Ending outstanding         1,300,940  $ 8.06   1,093,000  $ 9.42   3,150,541  $10.75
                           =========  ======   =========  ======   =========  ======
Exercisable as of
  January 31, 1999,
  2000 and 2001            1,190,585             885,682             924,841
                           =========             =======             =======
Weighted average fair
  value of options
  granted during the year    530,000  $ 9.33     265,000  $ 3.54   2,174,376  $ 7.03
                             =======  ======     =======  ======   =========  ======

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

14.    STOCK OPTION PLANS - (Continued)

            Options Outstanding                        Options Exercisable
------------------------------------------    ------------------------------------
                Number        Weighted                    Number
                Outstanding   Average         Weighted    Exercisable   Weighted
  Range of      as of         Remaining       Average     as of         Average
  Exercise      January 31,   Contractual     Exercise    January 31,   Exercise
  Price         2001          Life            Price       2001          Price
--------------  ------------  -----------     --------    -----------   --------
$ 5.25 -  6.00      235,665       2.9          $ 5.94       164,341      $ 5.91
$ 6.50 -  9.38    1,134,126       5.3            7.98       262,500        7.29
$12.50 - 16.38    1,780,750       9.0           13.15       498,000       12.73
--------------    ---------                    ------       -------      ------
$ 5.25 - 16.38    3,150,541       7.2          $10.75       924,841      $ 9.98
==============    =========                    ======       =======      ======

       The Company applies APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized during the years ended January 31, 1999, 2000 and 2001 related to the stock options. Net income and net income per common share would have been as follows had the fair value of stock options granted during 1999, 2000 and 2001 been recognized as compensation expense as prescribed by SFAS No. 123:

                                            Years Ended January 31,
                                       1999          2000          2001
                                    --------------------------------------
    Pro forma net income            $9,254,000   $14,747,000   $12,139,473
                                    ==========   ===========   ===========
    Pro forma net income per
     common share:
       Basic                             $0.67         $1.07         $0.90
                                         =====         =====         =====
       Diluted                           $0.56         $0.95         $0.78
                                         =====         =====         =====

       The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                            Years Ended January 31,
                                          1999        2000        2001
                                      ----------------------------------
    Expected dividend yield               0.00%       0.00%       0.00%
    Expected price volatility            74.42%      67.46%      66.00%
    Risk-free interest rate               5.50%       6.00%       5.50%
    Expected life of options in years     4 - 8       4 - 8       4 - 8

15.    QUARTERLY DATA (Unaudited)

       Condensed consolidated quarterly information as follows:


                                April 30,      July 31,     October 31,   January 31,
                                  2000           2000          2000          2001
                               -----------   -----------   ------------   -----------
Net sales                      $65,708,707   $66,909,358   $163,427,548   $86,208,617
Gross profit                   $17,074,170   $20,851,554   $ 46,833,832   $25,891,576
Income from operations         $ 3,806,574   $ 5,313,057   $ 25,782,011   $ 5,892,437
Net (loss) income              $  (323,962)  $   637,286   $ 12,522,425   $   599,994
Earnings per common shares:
   Basic                             $(.02)         $.05           $.95          $.04
                                     =====          ====           ====          ====
   Diluted                           $(.02)         $.04           $.83          $.04
                                     =====          ====           ====          ====

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

15.    QUARTERLY DATA (Unaudited)

                                April 30,      July 31,     October 31,   January 31,
                                  1999           1999          1999          2000
                               -----------   -----------   ------------   -----------
Net sales                      $57,532,267   $59,711,563   $153,719,284   $90,279,992
Gross profit                   $14,698,901   $21,879,271   $ 47,107,410   $23,997,347
Income from operations         $ 2,309,074   $ 7,872,817   $ 22,744,921   $12,019,931
Net (loss) income              $(1,372,014)  $ 2,020,860   $ 10,642,698   $ 4,037,892
Earnings per common shares:
   Basic                            $(0.10)        $0.15          $0.77         $0.29
                                    ======         =====          =====         =====
   Diluted                          $(0.10)        $0.13          $0.67         $0.27
                                    ======         =====          =====         =====

16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

       The following financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Secured Notes, elimination adjustments and the consolidated total. All of the Company's direct subsidiaries, DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding Co., are guarantors of the 11 3/4% Senior Secured Notes. All information presented is in thousands.

Balance Sheet                                          January 31, 2001
                                     Company    Guarantors   Eliminations   Consolidated
                                    ----------------------------------------------------
Assets
  Cash and cash equivalents         $  4,004     $ 13,691     $      --       $ 17,695
  Accounts receivable, net            50,212       (1,830)           --         48,382
  Inventories and advances           188,535       21,961            --        210,497
  Intercompany receivable            211,216           --      (211,216)            --
  Prepaid expenses                     8,043        4,544            --         12,587
                                    --------     --------     ---------       --------
    Total current assets             462,010       38,366      (211,216)       289,161
                                    --------     --------     ---------       --------
Property plant and equipment, net     34,147        6,583            --         40,730
                                    --------     --------     ---------       --------
Other assets
  Exclusive brand licenses and
   trademarks, net                    47,146      180,070            --        227,216
  Other assets                        26,038            1            --         26,039
                                    --------     --------     ---------       --------
    Total other assets                73,184      180,071            --        253,255

Total assets                        $569,342     $225,020     $(211,216)      $583,146
                                    ========     ========     =========       ========
Current liabilities
  Short-term debt                   $ 22,945     $     --     $      --       $ 22,945
  Accounts payable - trade            39,223        1,028            --         40,251
  Intercompany payable                    --      211,216      (211,216)            --
  Other payables and accrued
   expenses                           33,197       11,034            --         44,231

  Current portion of long-term
   debt                                1,145           --            --          1,145
                                    --------     --------     ---------       --------
    Total current liabilities         96,510      223,278      (211,216)       108,572
                                    --------     --------     ---------       --------
Long-term liabilities
  10 3/8% senior notes               157,030           --            --        157,030
  11 3/4% senior secured notes       160,000           --            --        160,000
  Other debt                          14,115           --            --         14,115
                                    --------     --------     ---------       --------
    Total long-term liabilities      331,145           --            --        331,145
                                    --------     --------     ---------       --------

Convertible redeemable preferred
 stock                                35,000           --            --         35,000
                                    --------     --------     ---------       --------

Shareholders' equity                 106,686        1,742            --        108,429
                                    --------     --------     ---------       --------
Total liabilities and
  shareholders' equity              $569,342     $225,020     $(211,216)      $583,146
                                    ========     ========     =========       ========

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)

Statement of Income                                 For the Year Ended
                                                     January 31, 2001
                                     Company   Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net Sales                            $378,229     $4,025         $--          $382,254
Cost of sales                         270,641        962          --           271,603
                                     --------     ------       ---------      --------
Gross profit                          107,588      3,063          --           110,651
                                     --------     ------       ---------      --------
Operating expenses                     56,983        750          --            57,733
Depreciation and amortization          11,950        174          --            12,124
Income from operations                 38,656      2,139          --            40,795
Interest and other income (expense)   (19,372)       104          --           (19,268)
                                     --------     ------       ---------      --------
Income before income taxes             19,284      2,243          --            21,527
Income taxes                            7,590        501          --             8,091
                                     --------     ------       ---------      --------
Net income                           $ 11,694     $1,742         $--          $ 13,436
                                     ========     ======       =========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth the names and ages of each of our directors and executive officers and the positions they hold:

Name                  Age    Position with the Company
----                  ---    -------------------------
E. Scott Beattie      42     Chairman, President and Chief Executive Officer
Paul West             51     Executive Vice President and Chief Operating Officer
Gretchen Goslin       40     Executive Vice President, Business Development
Oscar E. Marina       41     Senior Vice President, General Counsel and Secretary
Elizabeth Tuttle      44     Senior Vice President, Finance and Treasurer
Rafael Kravec         69     Director
J. W. Nevil Thomas    63     Director
Fred Berens           58     Director
Richard C.W. Mauran   67     Director
George Dooley         68     Director

        Each of our directors and executive officers will serve until the next annual meeting of shareholders or until their death, resignation or removal, whichever is earlier. Directors are elected annually and executive officers hold office for such terms as may be determined by our board of directors.

        E. SCOTT BEATTIE has served as Chairman of the Board since April 2000, as President and Chief Executive Officer since March 1998 and as one of our directors since November 1995. Mr. Beattie served as our President and Chief Operating Officer from March 1997 to March 1998 and as the Vice Chairman of the Board and Assistant Secretary from January 1995 to March 1997. Mr. Beattie served as Executive Vice President of Bedford Capital Corporation, a Toronto, Canada-based merchant banking firm, from March 1995 through March 1998 and as President of ESB Consultants, Inc. from September 1989 to September 1997. Prior to co-founding Bedford Capital Corporation, Mr. Beattie served as a Vice President and Director of Mergers & Acquisitions of Merrill Lynch, Inc. where he specialized in management buyouts and divestitures. Mr. Beattie also was a Manager of Andersen Consulting, specializing in the design and implementation of enterprise resource planning systems. Mr. Beattie has been a director of Bedford Capital Corporation since 1988 and was a director of Janna Systems, Inc. from 1995 until its sale to Siebel Systems, Inc. in October 2000. Mr. Beattie has also been a director of FRI Corporation, a Toronto, Canada-based data management corporation, since November 2000. Mr. Beattie earned a Master of Business Administration in 1986 and a Bachelor of Arts degree in Honors Business Administration in 1981, both from the University of Western Ontario, Ivey School of Business.

        PAUL WEST has served as our Executive Vice President and Chief Operating Officer since November 2000, as our Executive Vice President, Sales Management and Planning since March 2000 and as our Senior Vice President, Sales Management and Planning from April 1998 through March 2000. Mr. West served as the President of J.P. Fragrances, Inc. from August 1997 until April 1998. From January 1997 through June 1997, Mr. West served as a Vice President of Renaissance Solutions, Inc., a consulting company. Mr. West served as the Project Director of Unilever N.V. from May 1996 through December 1996. From September 1989 through May 1996, Mr. West served as the Chief Financial Officer of the Elizabeth Arden Company. Mr. West earned a Bachelor of Science degree in Business Administration from Villanova University in 1971.

        GRETCHEN GOSLIN has served as our Executive Vice President, Business Development since November 2000, as our Executive Vice President, Marketing since March 2000, as Senior Vice President, Marketing from June 1998 until March 2000, and as Vice President, Marketing from November 1995 until June 1998. Ms. Goslin earned a Bachelor of Business Administration degree in Marketing from the University of Miami in 1982.

        OSCAR E. MARINA has served as our Senior Vice President, General Counsel and Secretary since March 2000, and as our Vice President General Counsel and Secretary from March 1996 through March 2000. From October 1988 until March 1996, Mr. Marina was an attorney with the law firm of Steel Hector & Davis LLP in Miami becoming a partner of the firm in January 1995. Mr. Marina earned a juris doctor degree from Harvard Law School in 1988 and earned a Bachelor of Science in Pharmacy from the University of Florida in 1982.

        ELIZABETH A. TUTTLE has served as our Senior Vice President, Finance and Treasurer, since November 2000. Ms. Tuttle provided consulting services to the Company from May 2000 to November 2000. From January 1998 through February 2000, Ms. Tuttle was the Chief Financial Officer of Long Distance International, Inc., a telecommunications company. From 1991 to December 1997, Ms. Tuttle served as a financial executive at ITT Corporation, a multi-industry corporation, most recently as Senior Vice President and Treasurer. Ms. Tuttle earned a Bachelor of Art from Cornell University in 1978 and a Master of Business Administration from Dartmouth College in 1982.

        RAFAEL KRAVEC has served as one of our directors since July 1992 and served as Chairman of the Board from April 1997 to April 2000. Mr. Kravec served as our Chief Executive Officer from July 1992 until March 1998 and as the President of our predecessor company from July 1992 to November 1995.

        J. W. NEVIL THOMAS has served as our Vice Chairman of the Board since April 1997 and served as Chairman of the Board from July 1992 until April 1997. Since 1970, Mr. Thomas has served as President of Nevcorp, a financial and management consulting firm controlled by Mr. Thomas. Mr. Thomas is an officer and director of Bedford Capital Corporation and a director of Pet Valu, Inc., a pet food retailer.

        FRED BERENS has served as one of our directors since July 1992. Mr. Berens has served as Senior Vice President, Investments of Prudential Securities, Inc., an investment banking firm, since March 1965.

        RICHARD C.W. MAURAN has served as one of our directors since July 1992. Mr. Mauran is a private investor and director Bedford Capital Corporation, and a director of Microbix Biosystems, Inc., a biotechnology company, Pet Valu, Inc., and US Physical Therapy, Inc., which owns and operates physiotherapy centers.

        GEORGE DOOLEY has served as one of our directors since March 1996. Mr. Dooley has served as President and Chief Executive Officer of Community Television Foundation of South Florida, Inc., a not-for-profit corporation supporting, and a licensee of, public television station WPBT Channel 2, since 1972; WPBT Communications Foundation, Inc., a not-for-profit corporation supporting public television station WPBT channel 2, since 1981; and Comtel, Inc., a company providing television facilities to television producers, since 1981.

            Section 16(a) Beneficial Ownership Reporting Compliance

        Federal securities laws require our directors, executive officers, and persons who beneficially own more than 10 percent of our common stock to file reports of initial ownership and reports of subsequent changes in ownership with the Securities and Exchange Commission and to provide us copies of these reports. Specific due dates have been established and we are required to disclose any failure of these persons to file timely those reports during our fiscal year ended January 31, 2001. To the best of our knowledge, based solely upon a review of copies of reports furnished to us and written representations that no other reports were required, all of our directors, executive officers and 10 percent or greater beneficial owners of common stock made all such filings timely, with the exception of one report reporting one transaction for each of director and officer E. Scott Beattie and officer Paul West, and one report reporting two transactions for each of director Rafael Kravec and director J. W. Nevil Thomas, which were inadvertently filed late.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth information concerning the annual compensation for services in all capacities to us for the twelve months ended January 31, 2001, January 31, 2000 and January 31, 1999 of the Chief Executive Officer and each of our four other most highly compensated executive officers:

                                            Annual Compensation                          Long-Term Compensation
                              --------------------------------------------------    -----------------------------------
                                                                    Other           Common
                                                                    Annual          Stock
Name and                                                            Compensation    Underlying   All Other
Principal Position            Year <F1>  Salary($)    Bonus($) <F2> ($) <F3>        Options(#)   Compensation($) <F5>
--------------------------    -------    ---------    -----------   ------------    -----------  -------------------
E. Scott Beattie              1/31/01    375,000      220,313        3,984          550,000 <F4>       9,499
  Chairman, President and     1/31/00    375,000      200,000        3,961          100,000            4,164
  Chief Executive Officer     1/31/99    367,790      100,000        3,745          400,000              204

Paul West
  Executive Vice President    1/31/01    250,000      126,563        2,686          220,750 <F4>       7,433
  and Chief Operating         1/31/00    250,000      100,000          269           50,000            3,631
  Officer <F6>                1/31/99    198,000       15,000           --               --            1,502

Gretchen Goslin               1/31/01    222,115       91,406        1,828          130,750 <F4>       6,884
  Executive Vice President,   1/31/00    197,116      100,000          207           10,000            3,517
  Business Development        1/31/99    175,000       80,000           --           10,000            1,113

Oscar E. Marina               1/31/01    187,693       83,600        1,941          110,750 <F4>       6,880
  Senior Vice President,      1/31/00    170,000       75,000          296           10,000            3,424
  General Counsel and         1/31/99    168,077       70,000           --           10,000            1,332
  Secretary

Elizabeth A. Tuttle           1/31/01    130,000       45,000           --           55,750              564
  Senior Vice President,
  Finance and Treasurer <F7>

<F1> The amounts shown for "1/31/01," "1/31/00" and "1/31/99" are for the fiscal years ended January 31, 2001,
     2000 and 1999, respectively.
<F2> On an annual basis, we, in conjunction with the compensation committee of our board of directors, establish an annual bonus program for members of our management and other key personnel and set certain company objectives and individual key performance indicators that must be achieved in order to receive bonus awards.
<F3> During the fiscal years ended January 31, 2001 and 2000, respectively, the named executives were reimbursed for the following amounts of taxes incurred as a result of the payment of executive disability insurance premiums: (a) E. Scott Beattie $3,984 and $216; (b) Paul West - $2,686 and $269; (c) Gretchen
     Goslin - $1,828 and $207; and (d) Oscar E. Marina - $1,941 and $296.  The amounts shown for Mr. Beattie also include $3,745 for fiscal 2000 and 1999 that were reimbursed by us for the payment of taxes on the value received by him from a company-provided automobile.  The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits. The aggregate amount of such compensation for each named executive did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus and, accordingly, has been omitted from the table as permitted by the rules of the Securities and Exchange
     Commission.
<F4> Option grants awarded during the fiscal year ended January 31, 2001, include options to purchase 150,000,
     100,000,  75,000 and 50,000 shares of common stock which were granted in March 2000 to Mr. Beattie, Mr.
     West, Ms. Goslin and Mr. Marina, respectively, for fiscal year ended January 31, 2001 performance.

<F5> Consists of matching payments made by us under our 401(k) plan, term life insurance premiums and disability insurance premiums paid or reimbursed by us, as follows:
                                       401(k)         Life       Disability
     Name                    Year     Match ($)   Insurance($)   Insurance($)
     -------------------   -------    ---------   ------------   ------------
     E. Scott Beattie      1/31/01       2,595        1,110          5,794
                           1/31/00       2,889          131          1,144
                           1/31/99          --           28            176

     Paul West             1/31/01       2,262          850          4,321
                           1/31/00       2,400           94          1,137
                           1/31/99       1,298           28            176

     Gretchen Goslin       1/31/01       2,597          788          3,499
                           1/31/00       2,429           97            991
                           1/31/99         909           28            176

     Oscar E. Marina       1/31/01       2,590          644          3,646
                           1/31/00       2,400           89            935
                           1/31/99       1,128           28            176

     Elizabeth A. Tuttle   1/31/01         231          144            189

<F6> Mr. West was appointed an executive officer in the capacity of Senior Vice President, Sales
     Management and Planning in March 1999.  Mr. West joined us in April 1998.
<F7> Ms. Tuttle was appointed to the position of Senior Vice President, Finance and Treasurer in
     October 2000. Salary for 1/31/01 represents $50,000 in salary paid to Ms. Tuttle following her becoming an employee in October 2000, and $80,000 in consulting fees paid to Ms. Tuttle prior to her joining us as a full-time employee during the fiscal year ended January 31, 2001.

                                                            43

Options Granted In Last Fiscal Year

        The following table sets forth information concerning stock options granted during the twelve months ended January 31, 2001 to the named executives.

                                    % of Total
                                    Options                                   Potential Realizable Value at
                       Common       Granted to                                Assumed Annual Rates of Stock
                       Stock        Employees                                 Price Appreciation
                       Underlying   In           Exercise or                  For Option Term ($) <F2>
                       Options      Fiscal       Base Price     Expiration    -----------------------------
Name                   Granted      Year         ($/Share) <F1>    Date                5%            10%
-------------------    ----------   ----------   ------------   ----------    -----------------------------
E. Scott Beattie       150,000                       8.125        3/6/05           336,718       744,059
                       400,000        26.0%        13.3125       1/31/11         3,348,864     8,486,679

Paul West              100,000                       8.125        3/6/05           224,479       496,039
                        60,750 <F3>                 8.4375       10/6/10           322,358       816,918
                        60,000        10.5%        13.3125       1/31/11           502,330     1,273,002

Gretchen Goslin         75,000                       8.125        3/6/05           168,359       372,030
                        30,750 <F3>                 8.4375       10/6/10           163,169       413,501
                        25,000         6.2%        13.3125       1/31/11           209,304       530,417

Oscar E. Marina         50,000                       8.125        3/6/05           112,239       248,020
                        30,750 <F3>                 8.4375       10/6/10           163,169       413,501
                        30,000         5.2%        13.3125       1/31/11           251,165       636,501

Elizabeth A. Tuttle     30,750 <F3>                 8.4375       10/6/10           163,169       413,501
                        25,000         2.6%        13.3125       1/31/11           209,304       530,417

<F1> The exercise price of the options granted was based upon the market price of the common stock on the date of the respective grants.
<F2> Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration dates.  Hypothetical gains are calculated based on rules promulgated by the
     Securities and Exchange Commission and do not represent an estimate by us of our future stock price growth.  This table does not take into account any appreciation in the price of our common stock to date.  Actual gains, if any, on option exercises and common stock holdings are dependent on the timing of such exercises and the future performance of the common stock. There can be no assurances that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the named executives.
<F3> These options vest in full three years from the date of grant.  These options differ from our typical option grants, which vest in thirds over three years from the anniversary date of the grant.

                                                              44

Fiscal Year-End Option Values

        The following table sets forth certain information concerning options exercised by the named executives during the fiscal year ended January 31, 2001 and unexercised options held by the named executives at January 31, 2001:


                                                          Number                 Value of
                                                          of Securities          Unexercised
                                                          Underlying             In-the-Money
                                                          Unexercised Options    Options
                         Shares                           at Fiscal Year End     at Fiscal Year End($)
                         Acquired on    Value             Exercisable /          Exercisable /
Name                     Exercise(#)    Realized($) <F1>  Unexercisable          Unexercisable(U) <F2>
-------------------      -----------    --------------    -------------------    ---------------------
E. Scott Beattie           50,000          350,000        574,168 / 583,332      1,519,504 / 1,021,865
Paul West                    --               --           33,334 / 237,416        243,755 /   936,776
Gretchen Goslin              --               --           26,667 / 134,083        125,002 /   563,341
Oscar E. Marina              --               --           46,667 / 114,083        267,452 /   433,654
Elizabeth A. Tuttle          --               --                0 /  55,750              0 /   149,906

<F1> Value is based on the difference between the option exercise price and the fair market value per share of common stock on the date of exercise multiplied by the number of shares underlying the option.
<F2> Value is based on the difference between the option exercise price and the fair market value of the common stock on January 31, 2001, multiplied by the number of shares underlying the option.

Director Compensation

        Directors who are our employees receive no additional monetary compensation for serving on our board of directors or any of its committees. Directors who are not our employees (currently Messrs. Thomas, Berens, Dooley and Mauran) receive an annual retainer of $3,000 and a fee of $500 for each meeting of the board of directors or a committee of the board of directors attended. The board of directors also reimburses all directors for all expenses incurred in connection with their activities as directors. Under the terms of our Non-Employee Directors Plan, non-employee directors will receive stock options for 7,000 shares of common stock upon their initial election to the board of directors and stock options for 15,000 shares of common stock (which was increased from 7,500 by an amendment to the plan approved by our shareholders in January 2001) annually upon reelection to the board of directors at the annual meeting of shareholders. All options granted under the Non-Employee Directors Plan are exercisable one year from the date of grant. During the fiscal year ended January 31, 2001, upon their reelection to the board of directors at the annual meeting of shareholders in June 2000, Messrs. Thomas, Berens, Dooley and Mauran were each granted stock options under the Non-Employee Directors Plan for 7,500 shares.

Compensation Committee Interlocks and Insider Participation

        Mr. Fred Berens served as a member of the compensation committee of our board of directors for the fiscal year ended January 31, 2001. Mr. Berens owned $546,000 principal amount of our 7.5% Convertible Debentures due 2006, which were converted by Mr. Berens into common stock in April 2001.
See Item 13. "Certain Relationships and Related Transactions."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of April 25, 2001, (i) the ownership of common stock by all persons known by us to own beneficially more than 5% of the outstanding shares of our common stock, and (ii) the beneficial ownership of common stock by (a) our directors, (b) the chief executive officer and the four other most highly compensated executive officers for the fiscal year ended January 31, 2001, and (c) all of our directors and executive officers as a group, without naming them:

                                    Common Stock
                            -----------------------------
                            Amount and
                            Nature of          Percentage
Name and Address            Beneficial         of the
of Beneficial Owner <F1>    Ownership <F2>     Class <F2>
----------------------      ------------       ----------
E. Scott Beattie <F3> <F9>    1,108,323           6.3%

Paul West <F4>                   88,599             *

Gretchen Goslin <F5>             67,567             *

Oscar E. Marina <F6>             69,889             *

Elizabeth A. Tuttle                  --             *

J.W. Nevil Thomas <F7>          461,868           2.7

Rafael Kravec <F8> <F9>       1,469,890           8.7

Fred Berens <F10>               850,253           5.0

Richard C.W. Mauran <F11>     1,885,096          11.1

George Dooley <F12>              53,500             *

SAFECO Corporation <F13>      1,176,700           7.0

All directors and
executive officers as a
group (10 persons) <F14>      5,929,985          33.1
____________________

*  Less than one percent of the class.

<F1> The address of each of the persons shown in the above table other than
     Messrs. Thomas and Mauran and SAFECO Corporation is c/o Elizabeth Arden, Inc., 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014. The address of Mr. Thomas is Scotia Plaza, 40 King Street W., Suite 4712, Toronto, Canada M5H 3Y2. The address of Mr. Mauran is 31 Burton Court, Franklins Row, London SW3, England. The address of SAFECO Corporation is SAFECO Plaza, Seattle, Washington 98185.

<F2> Includes, where applicable, shares of common stock issuable upon the exercise of options to acquire common stock held by such persons which may be exercised within 60 days after April 25, 2001. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and investment power with respect to all shares of common stock beneficially owned by them.
<F3> Common stock includes (i) 261,622 shares of Common Stock owned by Mr.
     Beattie, (ii) 657,500 shares of common stock issuable upon the exercise of stock options and (iii) the shares of common stock referred to in Note (9). The common stock also includes 64,201 shares of common stock owned by E.S.B. Consultants, Inc., a company that, until September 1997 was controlled by Mr. Beattie and as to which he disclaims beneficial ownership.
<F4> The common stock includes (i) 5,265 shares of common stock owned individually by Mr. West and (ii) 83,334 shares of common stock issuable upon the exercise of stock options.
<F5> The common stock includes (i) 12,567 shares of common stock owned individually by Ms. Goslin and (ii) 55,000 shares of common stock issuable upon the exercise of stock options.
<F6> The common stock includes (i) 23,222 shares of common stock owned individually by Mr. Marina and (ii) 46,667 shares of common stock issuable upon the exercise of stock options.
<F7> The Common Stock includes 37,865,  26,181,  4,772,  225,768 and 129,782 shares of common stock owned by Mr. Thomas, his spouse, four trusts for the benefit of his children and for which he serves as a trustee, Exeter Investments Holding, Inc., a subsidiary of a trust for which Mr. Thomas and his family are sole beneficiaries (as to which Mr. Thomas disclaims beneficial ownership), and Nevcorp, Inc., a corporation controlled by Mr. Thomas, respectively. The common stock also includes 37,500 shares of common stock issuable upon the exercise of stock options owned by Mr. Thomas. Mr. Thomas disclaims beneficial ownership as to the shares of common stock owned by Mr. Thomas' spouse and the four trusts.
<F8> The common stock includes (i) 1,433,365 shares of common stock owned by
     Mr. Kravec, including 1,000 shares owned by Mr. Kravec's daughter and as to which he disclaims beneficial ownership and (ii) 36,525 shares of common stock owned by National Trading Manufacturing, Inc., a company controlled by Mr. Kravec.
<F9> The common stock includes 125,000 shares of common stock for which Mr.
     Beattie has an option to purchase.
<F10> The common stock includes (i) 812,753 shares of common stock and (ii)
      37,500 shares of common stock issuable upon the exercise of stock options.
<F11> The common stock includes 109,114,  1,637,976, and 100,506 shares of common stock owned by Mr. Mauran, Euro Credit Investments Limited, a company controlled by Mr. Mauran; and Bed B.V.I. Corp., a company controlled by Mr. Mauran, respectively. The common stock also includes 37,500 shares of common stock issuable upon the exercise of stock options owned by Mr. Mauran.
<F12> The common stock includes 44,500 shares of common stock issuable upon the exercise of stock options. The remaining 9,000 shares of common stock are owned by Mr. Dooley together with his spouse as joint tenants with right of survivorship.
<F13> Based on a Schedule 13G dated December 31, 2000, SAFECO Corporation has shared voting and dispositive power over 1,176,700 shares of Common Stock, including 1,127,500 shares which are owned beneficially by registered investment companies for which SAFECO Corporation's subsidiary, SAFECO Asset Management Company, is an advisor.
<F14> The common stock includes 999,501 shares of common stock issuable upon the exercise of stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We have, and may continue to be, engaged in transactions with our directors or officers or beneficial owners of more than 5% of our common stock. Our policy with regard to transactions with directors, officers or these owners is to require that such transactions be on terms no less favorable to us than those that would have been obtained in a comparable transaction by us with an unrelated third party.

        In August 1998, National Trading Manufacturing, Inc., a corporation controlled by Mr. Kravec, one of our directors, sold a facility that formerly served as our executive offices to an unaffiliated third party. We had an option to purchase that facility. As part of the consideration for relinquishing our option to purchase the facility, National Trading Manufacturing issued to us a promissory note in the aggregate principal amount of $300,000. The note was payable upon demand and bore interest at 8.5% per annum. At January 31, 2001, $100,000 principal amount of the note, plus accrued interest of $24,500, was outstanding, which represented the highest amount outstanding during the fiscal year ended January 31, 2001. In April 2001, National Trading Manufacturing paid off the outstanding note plus accrued interest.

        At January 31, 2001, we had outstanding approximately $2,410,000 aggregate principal amount of our 7.5% Convertible Debentures, of which:

        * $546,000 in aggregate principal amount were owned by Mr. Berens, one of our directors,

        * $798,942 in aggregate principal amount were owned by Mr. Mauran, one of our directors, and Devonshire Trust, a trust of which Mr. Mauran is a trustee, and

        * $8,374 in aggregate principal amount were owned by Mr. Beattie, our Chairman, President and Chief Executive Officer.

        In April 2001, Messrs. Berens, Beattie and Mauran and Devonshire Trust converted their 7.5% Convertible Debentures into an aggregate of 187,960 shares of common stock.

        In February 2000, we repurchased $2,184,000 aggregate principal amount of the 7.5% Convertible Debentures owned by Mr. Kravec and National Trading for an aggregate purchase price of $2,652,000.

        During the fiscal year ended January 31, 1999, we provided loans to Mr. Beattie in the aggregate principal amount of $500,000 for payment of certain Canadian tax liabilities resulting from his relocation to Florida. At January 31, 2001, the principal amount of loans outstanding and accrued interest were approximately $598,000 cumulatively, which represents the highest amount outstanding during the fiscal year ended January 31, 2001. The loans accrue interest at 8.5% per annum and mature in March 2002.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.   Financial Statements - The consolidated financial statements and independent auditors' report are listed in the "Index to Financial Statements and Schedules" on page 18 and included on pages 19 through 40.

       2. Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

       3.   Exhibits including those incorporated by reference.

Exhibit
Number                                 Description
-------     -----------------------------------------------------------------
  3.1       Amended and Restated Articles of Incorporation of the Company
            dated January 24, 2001 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's Form 8-K dated
            February 7, 2001 (Commission File No. 1-6370)).

  3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.3 filed as part of the Company's Form 10-Q for the quarter ended October 31, 2000 (Commission File No. 1-6370)).

  4.1 Indenture, dated as of May 13, 1997, between the Company and HSBC Bank USA (formerly Marine Midland Bank), as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated May 13, 1997 (Commission File No. 1-6370)).

  4.2 Second Supplemental Indenture, dated as of January 23, 2001, to Indenture dated as of May 13, 1997, by and among the Company, the guarantors signatory thereto and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.2 filed as part of the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

  4.3 Indenture, dated as of April 27, 1998, between the Company and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated April 27, 1998 (Commission File No. 1-6370)).

  4.4 Second Supplemental Indenture, dated as of January 23, 2001, to Indenture dated as of April 27, 1998, by and among the Company, the guarantors signatory thereto and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.4 filed as part of the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

  4.5 Indenture, dated as of January 23, 2001, among the Company, FD Management, Inc., DF Enterprises, Inc., FFI International, Inc., Elizabeth Arden GmbH, as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated February 7, 2001
            ((Commission File No. 1-6370)).

  4.6 Amended and Restated Credit Agreement dated as of January 29, 2001 among the Company, the banks listed on the signature pages thereto, Fleet National Bank, as administrative agent, issuing bank and swingline lender, Credit Suisse First Boston, as syndication agent, and Fleet Securities, Inc. and Credit Suisse First Boston, as joint lead arrangers and joint book managers (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

Exhibit
Number                                 Description
-------     -----------------------------------------------------------------
  4.7       Amended and Restated Security Agreement dated as of January 29,
            2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent
            (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File
            No. 1-6370)).

  4.8 Warrant Agreement, dated as of January 23, 2001, between the Company and Mellon Investor Services, Inc. (incorporated herein by reference to Exhibit 4.8 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

  4.9 Warrant Registration Rights Agreement, dated as of January 23, 2001, among the Company, Credit Suisse First Boston, Cayman Islands Branch, and Fleet Corporate Finance, Inc. (incorporated herein by reference to Exhibit 4.9 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

 4.10 Security Agreement, dated as of January 23, 2001, made by the Company and certain of its subsidiaries in favor of HSBC Bank USA, as collateral agent (incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K on February 7, 2001 (Commission File No. 1-6370)).

 10.1 Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10-K for the fiscal year ended September 30, 1995 (Commission File No. 1-
            6370)).

 10.2 Amendment dated as of March 20, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation, Fred Berens, Rafael Kravec and Eugene Ramos (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-K for the year ended January 31, 1996 (Commission File No. 1-6370)).

 10.3 Second Amendment dated as of July 22, 1996 to Registration Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation, Fred Berens, Rafael Kravec and the Estate of Eugene Ramos (incorporated by reference to Exhibit 10.3 filed as part of the Company's Form 10-Q for the quarter ended July 31, 1996 (Commission File No. 1-6370)).

 10.4 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit E filed as a part of the Company's Proxy Statement on December 12, 2000 (Commission File No. 1-6370)).

 10.5 Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit F filed as a part of the Company's Proxy Statement on December 12, 2000 (Commission File No. 1-
            6370)).

 10.6 Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company's Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-
            6370)).

 10.7 Asset Purchase Agreement, dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended October 31, 2000 (Commission File No. 1-6370)).

Exhibit
Number                                 Description
-------     -----------------------------------------------------------------
 10.8       Amendment dated as of December 11, 2000 to the Asset Purchase
            Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 2.2 filed as part of the Company's Form 8-K dated February 7, 2001
            (Commission File No. 1-6370)).

 10.9 Second Amendment dated as of January 23, 2001 to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 2.3 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

 10.10 Third Amendment dated as of February 7, 2001, to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.11 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

 10.11 Fourth Amendment dated as of February 21, 2001, to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.12 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

 10.12 Fifth Amendment dated as of April 19, 2001, to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc.

 12.1       Ratio of earnings to fixed charges.

 21.1       Subsidiaries of the Company.

 23.1       Independent Auditors' Consent.

------------------------------

        The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)    Reports on Form 8-K.

       A Current Report on Form 8-K dated January 3, 2001, was filed on January 9, 2001 announcing under Item 5, Other Events, that (i) our shareholders had approved all four proposals at a special meeting including
(a) the issuance of common stock to Unilever in connection with the acquisition of the Arden business, (b) an amendment to our articles of incorporation to change our name to Elizabeth Arden, Inc., (c) the adoption of the 2000 stock incentive plan, and (d) the amendment of the non-employee director stock option plan; and (ii) we were proposing to make an offering of $160 million principal amount of senior secured notes in connection with the acquisition of the Arden business.

(c)    Exhibits to Form 10-K.

           See Item 14(a)3.

(d)    Financial Statement Schedules.

           See Item 14(a)2.

                                 SIGNATURES
                                 ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of April, 2001.

                                 ELIZABETH ARDEN, INC.


                                 By:  /s/ E. Scott Beattie
                                      --------------------------------------
                                      E. Scott Beattie
                                      Chairman, President, Chief Executive
                                      Officer and Director
                                      (Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                          Date
---------                                       -----                          ----
/s/ E. Scott Beattie       Chairman, President, Chief Executive Officer    April 27, 2001
-----------------------    and Director
E. Scott Beattie           (Principal Executive Officer)


/s/ Elizabeth A. Tuttle    Senior Vice President, Finance and Treasurer    April 27, 2001
-----------------------    (Principal Financial and Accounting Officer)
 Elizabeth A. Tuttle


/s/ Fred Berens            Director                                        April 27, 2001
-----------------------
Fred Berens


/s/ George Dooley          Director                                        April 27, 2001
-----------------------
George Dooley


/s/ Rafael Kravec          Director                                        April 27, 2001
-----------------------
Rafael Kravec


/s/ Richard C.W. Mauran    Director                                        April 27, 2001
-----------------------
Richard C.W. Mauran


/s. J.W. Nevil Thomas      Director                                        April 27, 2001
-----------------------
J.W. Nevil Thomas