Form 10-Q
period 2001-04-28
ELIZABETH ARDEN INC
filed 2001-06-12
CIK 95052

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 28, 2001

                                  OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ________ to ________

                     Commission File Number 1-6370


                         ELIZABETH ARDEN, INC.
        (Exact name of registrant as specified in its charter)

         Florida                                   59-0914138
 (State of incorporation)              (I.R.S. Employer Identification No.)

14100 N.W. 60th Avenue, Miami Lakes, Florida          33014
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

                                  Yes  X   No ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Outstanding at
                    Class                       June 11, 2001
                    -----                     -----------------

          Common Stock, $.01 par value        17,524,436 shares

                         ELIZABETH ARDEN, INC.


                          INDEX TO FORM 10-Q



   PART I  - FINANCIAL INFORMATION                              Page No.
                                                                --------
   Item 1.   Financial Statements

             Consolidated Balance Sheets -- January 31, 2001
             and April 28, 2001 . . . . . . . . . . . . . . . .      3

             Consolidated Statements of Operations --
             Quarter Ended April 30, 2000 and April 28, 2001. .      4

             Consolidated Statement of Shareholders' Equity --
             Quarter Ended April 28, 2001 . . . . . . . . . . .      5

             Consolidated Statements of Cash Flow --
             Quarter Ended April 30, 2000 and April 28, 2001. .      6

             Notes to Unaudited Consolidated Financial Statements    7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . .     14

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk. . . . . . . . . . . . . . . . . . . .     17

   PART II  - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . .     18

   Signatures . . . . . . . . . . . . . . . . . . . . . . . . .     21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                January 31, 2001   April 28, 2001
                                                ----------------   --------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $ 17,695         $ 38,014
  Accounts receivable, net                             48,382          101,132
  Inventories                                         209,504          230,964
  Advances on inventory purchases                         993            1,030
  Prepaid expenses and other assets                    12,587           28,807
                                                     --------         --------
    Total current assets                              289,161          399,947
                                                     --------         --------

Property and equipment, net                            40,730           38,719
                                                     --------         --------
Other assets:
  Exclusive brand licenses, trademarks and
   intangibles, net                                   227,216          222,972
  Debt financing costs                                 16,937           16,332
  Deferred income taxes, net                            5,126            5,126
  Other assets                                          3,977            3,875
                                                     --------         --------
    Total other assets                                253,256          248,305
                                                     --------         --------
    Total assets                                     $583,147         $686,971
                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                    $ 22,946         $ 83,900
  Accounts payable - trade                             40,251           66,510
  Other payables and accrued expenses                  44,230           73,163
  Current portion of long-term debt                     1,146            1,146
                                                     --------         --------
    Total current liabilities                         108,573          224,719
                                                     --------         --------

Long-term debt, net                                   331,145          328,631
                                                     --------         --------
    Total liabilities                                 439,718          553,350
                                                     --------         --------

Commitments and contingencies (See Notes 4 and 6)

Convertible, redeemable preferred stock, Series D,
  $.01 par value (liquidation preference of $120
  per share); 1,000,000 shares authorized;
  416,667 shares issued and outstanding                35,000           35,833
                                                     --------         --------

Shareholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 16,779,186 and 17,904,620 shares
    issued and outstanding, respectively                  168              179
  Additional paid-in capital                           46,408           54,723
  Retained earnings                                    68,466           49,499
  Treasury stock (995,400 shares at cost)              (6,613)          (6,613)
                                                     --------         --------
     Total shareholders' equity                       108,429           97,788
                                                     --------         --------
     Total liabilities and shareholders' equity      $583,147         $686,971
                                                     ========         ========


      See Accompanying Notes to Unaudited Consolidated Financial Statements.

                      ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (Dollars in thousands except per share data)

                                                     Quarter Ended
                                            April 30, 2000    April 28, 2001
                                            --------------    --------------
Net sales                                       $65,709          $142,034
Cost of sales                                    48,635            68,434
                                                -------          --------
   Gross profit                                  17,074            73,600

Operating expenses:
 Selling, general and administrative             10,334            83,584
   Depreciation and amortization                  2,934             7,434
                                                -------          --------
    Total operating expenses                     13,268            91,018
                                                -------          --------

Income (loss) from operations                     3,806           (17,418)
                                                -------          --------
Other income (expense):
   Interest expense, net                         (4,653)          (11,132)
   Other                                            318                19
                                                -------          --------
    Other income (expense), net                  (4,335)          (11,113)
                                                -------          --------

Loss before income taxes                           (529)          (28,531)
Benefit from income taxes                          (205)          (10,397)
                                                -------          --------
Net loss                                           (324)          (18,134)
Accretion and dividend on preferred stock            --               833
                                                -------          --------
Net loss attributable to common shareholders    $  (324)         $(18,967)
                                                =======          ========

Earnings per common share:
   Basic                                        $ (0.02)         $  (1.15)
                                                =======          ========
   Diluted                                      $ (0.02)         $  (1.15)
                                                =======          ========
Weighted average number of common shares:
   Basic                                     13,301,853        16,441,437
                                             ==========        ==========
   Diluted                                   15,136,297        22,199,675
                                             ==========        ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                  4

                      ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                  (In thousands)

                                         Additional            Treasury      Total
                         Common Stock     Paid-in    Retained   Common    Shareholders'
                        Shares   Amount   Capital    Earnings    Stock      Equity
                        ---------------------------------------------------------------
Balance at
 January 31, 2001       16,779    $168    $46,408    $68,466   $(6,613)     $108,429

Issuance of common
 stock upon conversion
 of 7.5% subordinated
 convertible debenture     335       3      2,407         --        --          2410

Issuance of common
 stock upon exercise of
 stock options              42       1        302         --        --           303

Issuance of common
 stock upon exercise of
 warrants                  748       7      5,606         --        --         5,613

Accretion and dividend
 on convertible,
 redeemable preferred
 stock                      --      --         --       (833)       --          (833)

Net loss                    --      --         --    (18,134)       --       (18,134)
                        -------------------------------------------------------------
Balance at
April 28, 2001          17,904    $179    $54,723    $49,499   $(6,613)     $ 97,788
(Unaudited)             -------------------------------------------------------------


        See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                5

                       ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)
                               (Dollars in thousands)

                                                           Quarter Ended
                                                  April 30, 2000   April 28, 2001
                                                  --------------   --------------
Cash Flows from Operating Activities:
 Net loss                                             $   (324)       $(18,134)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                        2,934           7,434
    Amortization of senior note offering costs
     and note premium                                      141             622
  Change in assets and liabilities:
    Increase in accounts receivable                       (919)        (52,750)
    Decrease (increase) in inventories and
     advances on inventory purchases                     2,233         (21,497)
    Decrease (increase) in prepaid expenses and
     other assets                                          213         (16,216)
    (Decrease) increase in accounts payable             (8,502)         26,259
    (Decrease) increase in other payables and
     accrued expenses                                  (11,466)         28,933
                                                      --------        --------
       Net cash used in operating activities           (15,690)        (45,349)
                                                      --------        --------
Cash Flows from Investing Activities:
 Additions to property and equipment,
  net of disposals                                      (1,685)         (1,157)
                                                      --------        --------
       Net cash used in investing activities            (1,685)         (1,157)

Cash Flows from Financing Activities:
 Net proceeds from short-term debt                       6,279          60,954
 Payments on long-term debt                                (38)            (45)
 Payments to retire convertible subordinated
  debentures                                            (2,184)             --
 Proceeds from the exercise of stock options                12             303
 Proceeds from the exercise of stock purchase
  warrants                                                  --           5,613
 Repurchase of common stock                               (476)             --
                                                      --------        --------
       Net cash provided by financing activities         3,593          66,825
                                                      --------        --------

Net (decrease) increase in Cash and Cash Equivalents   (13,782)         20,319
Cash and Cash Equivalents at Beginning of Period        22,144          17,695
                                                      --------        --------
Cash and Cash Equivalents at End of Period            $  8,362        $ 38,014
                                                      ========        ========


Supplemental Disclosure of Cash Flow Information:
 Interest paid during the period                      $    456        $  1,370
                                                      ========        ========
 Income taxes paid during the period                  $ 10,527        $  8,072
                                                      ========        ========


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND BASIS OF PRESENTATION

     Elizabeth Arden, Inc. (the "Company") is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products, to retailers in the United States and over 90 countries internationally. The Company was formerly known as French Fragrances, Inc. until the acquisition of the Elizabeth Arden business on January 23, 2001.

     Effective February 1, 2001, the Company changed its quarterly periods from a calendar month end quarter to a 13-week quarter. Since the Company will continue to have a January 31 fiscal year end, although the second and third quarters of every fiscal year will have thirteen weeks each, the first quarter will have less than thirteen weeks and the fourth quarter will have more than thirteen weeks. The first quarter of the Company's current fiscal quarter had 87 days. The quarter ended April 28, 2001 had 87 days.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001, filed with the Commission.

     The consolidated balance sheet of the Company as of January 31, 2001 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of April 28, 2001, the consolidated statements of operations of the Company for the quarter ended April 30, 2000 and April 28, 2001, the consolidated statement of shareholders' equity for the quarter ended April 28, 2001, and the consolidated statements of cash flow for the quarter ended April 30, 2000 and April 28, 2001. Operating results for the quarter ended April 28, 2001 are not necessarily indicative of the results for the full fiscal year ended January 31, 2002.

     The Company has reclassified its results to present warehouse and shipping costs in cost of sales in order to conform its accounting practices and policies with those of the Elizabeth Arden business. This reclassification changes gross profit, as well as selling general and administrative expense, but has no effect on income from operations or net income. Warehouse and shipping expenses reclassified as cost of sales was $4.1 million for the quarter ended April 30, 2000.

NOTE 2.   ARDEN ACQUISITION

     On January 23, 2001, the Company completed the acquisition of the assets of the Elizabeth Arden business (the "Arden acquisition") from Unilever N.V. and its affiliates ("Unilever"). The assets included certain trademarks and patents for the Elizabeth Arden brands of prestige fragrances, cosmetics and skin care lines including Red Door, 5th Avenue, Sunflowers, Visible Difference, Millenium and Ceramides. The Company also acquired the license for the Elizabeth Taylor fragrance brands including White Diamonds and Passion, as well as the trademark for the White Shoulders fragrance brand. In addition to the trademarks, patents and licenses, the Company acquired inventory, returns, contract rights (including leases for distribution and office facilities worldwide), fixed assets (including equipment, tools and molds, furniture, and a manufacturing plant in South Africa), books and records and goodwill. The Company also assumed certain liabilities for product returns and demonstrator accruals. In addition to the assumed liabilities, the Company paid $190 million in cash at the closing (exclusive of fees and expenses of advisors), subject to final adjustment, and $50 million in aggregate liquidation preference of our Series D convertible preferred stock issued to Unilever. See Note 7.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS   CONTINUED

NOTE 2.   ARDEN ACQUISITION - (Continued)

     The Company funded the cash portion of the acquisition price for the Arden acquisition and the related fees and expenses with $204.7 million in cash from (1) the proceeds from the offering of $160 million of 11 3/4% Senior Secured Notes due 2011, and (2) borrowings under a new $175 million revolving credit facility with a bank syndicate of which Fleet National Bank ("Fleet") is the administrative agent (the "Credit Facility"), which replaced a $60 million revolving credit facility with Fleet. See Notes 4 and 5. The Arden acquisition was accounted for under the purchase method.

NOTE 3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method. The components of inventory at January 31, 2001 and April 28, 2001 were as follows:

<CAPTION
                                           January 31,    April 28,
               (Amounts in thousands)         2001          2001
                                           -----------    ---------
               Finished                     $151,491      $165,670
               Work in progress               15,227        13,890
               Raw materials                  42,786        51,404
                                            --------      --------
                                            $209,504      $230,964
                                            ========      ========

NOTE 4.   SHORT-TERM DEBT

     In connection with the Arden acquisition in January 2001, the Company entered into the Credit Facility with a syndicate of banks for which Fleet is the administrative agent. The Credit Facility provides for borrowings on a revolving basis of up to $175 million, with a $25 million sublimit for letters of credit. The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries and matures in January 2006. Loans under the revolving credit portion of the Credit Facility bear interest, at the option of the Company, at a floating rate ranging from either (i) 2.25% to 3.00% over the London InterBank Offered Rate ("LIBOR") or (ii) 1.00% to 1.75% over the Prime Rate as quoted by Fleet, in each case depending on the ratio of the Company's funded total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011. The Credit Facility contains several covenants, the more significant of which are that the Company: (i) cannot exceed certain levels of debt to EBITDA; (ii) must maintain certain levels of EBITDA to consolidated net interest expense; and (iii) must maintain a minimum amount of shareholders' equity. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $4 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At April 28, 2001, the Company had an outstanding balance of approximately $83.9 million under the Credit Facility, together with $1.3 million outstanding letters of credit issued under the Credit Facility. At April 28, 2001, the remaining availability under the Credit Facility, based upon eligible receivables and inventories as of that date, was approximately $23 million. At January 31, 2001, the Company had an outstanding balance under its revolving credit facility of approximately $22.9 million together with $1.3 million outstanding letters of credit issued.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS   CONTINUED

NOTE 5.   LONG-TERM DEBT

     The Company's long-term debt at January 31, 2001 and April 28, 2001 consisted of the following:

(Amounts in thousands)
Description                                 January 31, 2001   April 28, 2001
-----------                                 ----------------   --------------
10 3/8% Senior Notes due May 2007               $157,030          $156,971
11 3/4% Senior Secured Notes
 due May 2011                                    160,000           160,000
8.5% Subordinated Debenture
 due May 2004, net                                 6,480             6,480
7.5% Convertible Subordinated Debentures
 due June 2006                                     2,410                --
J.P. Fragrances Debenture due May 2001             1,000             1,000
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                     5,371             5,326
                                                --------          --------
Total Debt                                       332,291           329,777
  Less Current Portion of Long-Term Debt           1,146             1,146
                                                --------          --------
Total Long-term Debt, net                       $331,145          $328,631
                                                ========          ========

     On April 6, 2001, the Company called for redemption the outstanding 7.5% Convertible Subordinated Debentures due June 2006. All debenture holders converted their debentures into Common Stock prior to the redemption date.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

     In connection with the Arden acquisition, the Company assumed lease obligations for a distribution facility in Roanoke, Virginia; office facilities in Stamford, Connecticut and Geneva, Switzerland; sales offices in the United States located in California, Connecticut, Georgia, Massachusetts, Minnesota, Missouri, North Carolina and Texas; a distribution facility in Puerto Rico; and sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, Spain, South Africa and the United Kingdom. During the first quarter ended April 28, 2001, the Company entered into 1-3 year leases for additional warehouse facilities in Miami and Roanoke and a 15-year lease for offices in New York City. In addition, the Company entered into a 10-year extension for its Stamford offices. As a result of entering into the New York lease and the extension of the Stamford lease, the Company's lease commitments for these locations will average approximately $3.1 million annually for the next ten years.

     In connection with the Arden acquisition, the Company entered into a number of ancillary agreements with Unilever to facilitate the integration of the Elizabeth Arden business with the Company's business existing prior to the acquisition. Under an employee lease agreement, Unilever provides the services of certain employees of the Elizabeth Arden business for a specified transition period and the Company reimburses Unilever for any direct payroll costs and out-of-pocket expenses related to those employees. The employee lease agreement terminates on June 30, 2001. The Company also entered into a transition services agreement under which Unilever provides the Company with services relating to, among other things, finance and accounting, payroll processing, research and development for which the Company pays direct costs. The transition services agreement terminates on June 30, 2001, and may be extended by mutual agreement. The Company does not intend to extend the employee lease agreement or the transition services agreement beyond June 30, 2001. Under the information technology services agreement, Unilever and its affiliates provide the Company with information technology services, software, infrastructure, equipment and other services for a fixed monthly fee, which approximates $1 million. The information technology services agreement terminates on December 31, 2001 and is automatically renewable for one-year terms unless either party elects to terminate. The Company also entered into manufacturing agreements under which Unilever manufactures fragrance and cosmetics products for the Company in plants located in Las Piedras (Puerto

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS   CONTINUED

NOTE 6.   COMMITMENTS AND CONTINGENCIES - (Continued)

Rico) and Roanoke (Virginia). The Roanoke agreement terminates on June 30, 2001, and the Las Piedras agreement terminates on December 31, 2002. The Company anticipates entering into a manufacturing services agreement pursuant to which the Roanoke manufacturing plant will continue to produce certain of the Company's products after June 30, 2001. Pricing under the Las Piedras agreement is based on cost per piece and for the Roanoke agreement is based on cost-sharing. The Company also entered into a distribution agreement with Unilever's distribution facility in Lille, France, to obtain order fulfillment services, for the Company's products in Europe. Under the distribution agreement, the Company pays a fixed fee per product shipped. The agreement terminates on December 31, 2001, and is automatically renewable for additional one-year terms unless either party elects to terminate.

     In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff seeks damages of Canadian $90 million (approximately US$60 million at April 28, 2001). Management believes that the Company would be entitled to indemnification from Unilever to the extent the Company incurs losses as a result of actions by Unilever. Management believes that the claims as to the Company lack merit, and the Company is vigorously defending the action.

     The Company is also a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

NOTE 7.   CONVERTIBLE PREFERRED STOCK

     At April 28, 2001, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock") issued to Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of the Company's Common Stock, subject to certain restrictions, at a conversion price of $12 per share of Common Stock. The holder of the Series D Convertible Preferred Stock will be entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003 and all of its shares after January 23, 2004.
In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock will begin to accrue on the January 23, 2003 and will be payable in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock at any time after February 2, 2002, subject to the waiver of certain restrictions under its bank credit facility and compliance with certain limitations under the Indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. The Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, and the difference between the fair market value and the liquidation value of $50 million is being accreted over the life of the Series D Convertible Preferred Stock. For the quarter ended April 28, 2001, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $833,000.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS   CONTINUED

NOTE 8.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding Common Stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential Common Stock such as stock options, warrants and convertible securities. In addition, for the dilutive earnings per share calculation, the interest incurred on the convertible securities, net of tax and the imputed preferred dividend accretion, is added back to net income. Diluted loss per share equals basic loss per share for the quarter ended April 30, 2000 and April 28, 2001, as the assumed conversion of Convertible Preferred Stock and convertible debentures and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

     The following table represents the computation of earnings per share for the quarters ended April 30, 2000 and April 28, 2001 (in thousands except per share data):

                                                     Quarters Ended
                                            April 30, 2000    April 28, 2001
                                            --------------------------------
    Basic
      Net loss                                 $   (324)        $ (18,967)
                                               ========         =========
      Weighted average shares outstanding        13,302            16,441
                                               ========         =========
      Net loss per share                       $  (0.02)        $   (1.15)
                                               ========         =========

    Diluted
      Net loss                                 $   (324)        $ (18,967)
      Add:  7.5% Convertible Subordinated
             Debentures interest, net of tax         30                22
      Add:  dividend on Series D Convertible
             Preferred Stock                         --               625
                                               --------         ---------
      Net loss as adjusted                     $   (294)        $ (18,320)
                                               ========         =========

      Weighted average shares outstanding        13,302            16,441
      Potential common shares -
       treasury method                            1,444             1,306
      Assumed conversion of 7.5% Convertible
       Subordinated Debentures                      391               286
      Series D Convertible Preferred Stock           --             4,167
                                               --------         ---------
      Weighted average shares and potential
       dilutive shares                           15,136            22,200
                                               ========         =========

            Net loss per diluted share         $  (0.02)        $   (1.15)
                                               ========         =========

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Secured Notes due 2011 which were issued to finance a portion of the purchase price for the Arden acquisition, elimination adjustments and the consolidated total. All of the Company's direct subsidiaries, DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding Co., are guarantors of the 11 3/4% Senior Secured Notes. All information presented is in thousands.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS   CONTINUED

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   Continued

Balance Sheet                                           April 28, 2001
                                       Company   Guarantors   Eliminations   Consolidated
                                      ----------------------------------------------------
ASSETS
  Cash and cash equivalents           $ 14,988    $ 23,026      $      --      $ 38,014
  Accounts receivable, net              58,836      42,296             --       101,132
  Inventories and advances on
   inventories                         203,097      28,897             --       231,994
  Intercompany receivable              248,779          --       (248,779)           --
  Prepaid expenses                      13,813      14,994             --        28,807
                                      --------    --------      ---------      --------
    Total current assets               539,513     109,213       (248,779)      399,947
                                      --------    --------      ---------      --------

Property and equipment, net             32,657       6,062             --        38,719
                                      --------    --------      ---------      --------
Other assets:
  Exclusive brand licenses and
   trademarks, net                      44,997     177,975             --       222,972
  Other assets                          25,333          --             --        25,333
                                      --------    --------      ---------      --------
    Total other assets                  70,330     177,975             --       248,305

Total assets                          $642,500    $293,250      $(248,779)     $686,971
                                      ========    ========      =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                     $ 83,900    $     --      $      --      $ 83,900
  Accounts payable -- trade             56,040      10,470             --        66,510
  Intercompany payable                      --     248,779       (248,779)           --
  Other payables and accrued
   expenses                             38,089      35,074             --        73,163
  Current portion of long-term debt      1,146          --             --         1,146
                                      --------    --------      ---------      --------
    Total current liabilities          179,175     294,323       (248,779)      224,719
                                      --------    --------      ---------      --------
Long-term debt, net                    328,631          --             --       328,631
                                      --------    --------      ---------      --------
    Total liabilities                  507,806     294,323       (248,779)      553,350
                                      --------    --------      ---------      --------
Convertible, redeemable preferred
 stock                                  35,833          --             --        35,833
                                      --------    --------      ---------      --------

Shareholders' equity                    98,861      (1,073)            --        97,788
                                      --------    --------      ---------      --------

Total liabilities and shareholders'
 equity                               $642,500    $293,250      $(248,779)     $686,971
                                      ========    ========      =========      ========

Statement of Operations                              For the Quarter Ended
                                                        April 28, 2001
                                       Company   Guarantors   Eliminations   Consolidated
                                      ----------------------------------------------------
Net Sales                             $ 88,320    $60,001       $ (6,287)      $142,034
Cost of sales                           53,737     14,696             --         68,433
                                      --------    -------       --------       --------
Gross profit                            34,583     45,305         (6,287)        73,601
                                      --------    -------       --------       --------

Operating expenses                      50,566     39,866         (6,847)        83,585
Depreciation and amortization            3,831      3,603             --          7,434
Income (loss) from operations          (19,814)     1,836            560        (17,418)
Interest and other income (expense)     (4,785)    (6,328)            --        (11,113)
                                      --------    -------       --------       --------
Income before income taxes             (24,599)    (4,492)           560        (28,531)
(Benefit from) provision for
 income taxes                           (8,906)    (1,677)           186        (10,397)
                                      --------    -------       --------       --------
Net (loss) income                     $(15,693)   $(2,815)      $    374       $(18,134)
                                      ========    =======       ========       ========

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS   CONTINUED

NOTE 10.   SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
           ACTIVITIES

     The Company incurred the following non-cash financing and investing activities during the first quarter ended April 28, 2001:

                                                     Quarter Ended
           (Amounts in thousands)                    April 28, 2001
                                                     --------------
           Conversion of 7.5% Convertible
           Subordinated Debentures (including
           accrued interest) into Common Stock           $2,410
                                                         ======
           Accretion and dividend on Series D
           Convertible Preferred Stock                   $  833
                                                         ======

     There were no non-cash financing and investing activities during the quarter ended April 30, 2000.

NOTE 11.   RECENTLY ISSUED ACCOUNTING STANDARDS

       In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective February 1, 2002, for the Company. The Company is currently evaluating the impact of this new guidance.

       In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective February 1, 2002, for the Company. The Company is currently evaluating the impact of this new guidance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Elizabeth Arden, Inc., (the "Company"), is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this Quarterly Report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on the Company's results of operations: the substantial indebtedness and debt service obligations of the Company; the Company's ability to successfully and cost-effectively integrate acquired businesses or new brands into the Company; the absence of contracts with customers or suppliers and the Company's ability to maintain and develop relationships with customers and suppliers; the retention and availability of key personnel; changes in the retail and fragrance industries; the Company's ability to launch new products and implement its growth strategy; general economic and business conditions; the impact of competitive products and pricing; risks of international operations; supply constraints or difficulties; and other risks and uncertainties. The Company cautions that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements of the Company and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors. Further, the Company cannot assess the impact of each such factor on the Company's results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

     This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

     On January 23, 2001, we acquired the Elizabeth Arden business, including the Elizabeth Arden lines of fragrance, skin care and cosmetics, the Elizabeth Taylor brands of fragrances and the White Shoulders fragrance brand, and related assets and liabilities. Our results of operations for the quarter ended April 28, 2001 include the results of the Elizabeth Arden business. See
Note 2 to Notes to Unaudited Consolidated Financial Statements.

     Our business is seasonal with higher sales occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. Our working capital borrowings are also seasonal and have historically been highest in the third quarter of our fiscal year with cash collected on seasonal orders in our fourth quarter.

     Effective February 1, 2001, the Company changed its quarterly periods from a calendar month end quarter to a 13-week quarter. Since the Company will continue to have a January 31 fiscal year end, although the second and third quarters of every fiscal year will have thirteen weeks each, the first quarter will have less than thirteen weeks and the fourth quarter will have more than thirteen weeks. The quarter ended April 28, 2001 had 87 days.

RESULTS OF OPERATIONS

Quarter Ended April 28, 2001 Compared to the Quarter Ended April 30, 2000
-------------------------------------------------------------------------

     Net Sales. Net sales increased 116% from $65.7 million for the quarter ended April 30, 2000, to $142.0 million for the quarter ended April 28, 2001 as a result of the acquisition of the Elizabeth Arden business. The increase in sales includes an increase in the number of products sold by us, particularly Elizabeth Arden skin care and cosmetics products, as well as an increase in our customer base primarily in the prestige department store channel and internationally. The increase in sales due to the acquisition of the Elizabeth Arden business was offset somewhat by a weaker retail environment.

     Gross Profit. Gross profit increased 330% from $17.1 million for the quarter ended April 30, 2000, to $73.6 million for the quarter ended April 28, 2001 and gross margins expanded from 26% to 51.8% for the corresponding periods as a result of the acquisition of the Elizabeth Arden business. Following the acquisition, the mix of our sales consisting of higher margin owned and licensed brands has increased significantly relative to lower margin distributed brands. Included in the gross margin for the quarter ended April 28, 2001, are sales of Elizabeth Arden products we purchased prior to the acquisition, which are carried at a higher cost and result in a lower gross margin than sales of Elizabeth Arden product we will manufacture after the acquisition. Once these lower margin products are sold, gross margins should increase. For the quarter ended April 28, 2001, the effect on gross profit of selling Arden product purchased prior to the Arden acquisition was a reduction of gross profit of approximately $5 million.

     SG&A. Selling, general and administrative expenses increased $73.3 million, or 712%, from $10.3 million for the quarter ended April 30, 2000, to $83.6 million for the quarter ended April 28, 2001, reflecting additional selling and administrative costs associated with the acquisition of the Elizabeth Arden business. The products acquired as part of the Arden acquisition are supported by a higher level of promotional expenses, including advertising and demonstration expenses. As a result of the acquisition of the Elizabeth Arden business, we added approximately 1,600 employees worldwide and numerous offices and facilities. Selling, general and administrative expenses for the quarter ended April 28, 2001 also includes certain administrative costs paid to the Unilever Group, former owner of the Elizabeth Arden business, for the provision of transitional services.

     Depreciation and Amortization. Depreciation and amortization increased 155% from $2.9 million for the quarter ended April 30, 2000, to $7.4 million for the quarter ended April 28, 2001 as a result of the depreciation and amortization associated with the assets acquired as part of the Arden acquisition. Approximately $2.3 million of the increase in depreciation and amortization represents amortization of the trademarks and licenses acquired as part of the Elizabeth Arden business.

     Interest Expense. Interest expense, net of interest income, increased by $6.5 million or 141% from $4.6 million for the quarter ended April 30, 2000, to $11.1 million for the quarter ended April 28, 2001, as a result of increased debt incurred to finance the acquisition of the Elizabeth Arden business and associated working capital requirements. The increased debt includes $160 million of 11 3/4% Senior Secured Notes due 2011, as well as borrowings under a new $175 million revolving credit facility. See Notes 4 and 5 to Notes to Unaudited Consolidated Financial Statements.

     Benefit from Income Taxes. The benefit from income taxes increased from $205,000 for the quarter ended April 30, 2000, to $10.4 million for the quarter ended April 28, 2001, and the effective tax rate calculated as a percentage of loss before income taxes declined from 38.7% to 36.4% for the respective periods. The change in percentage reflects the inclusion of a number of foreign affiliates established following the Arden acquisition. Generally, our foreign affiliates are taxed a lower tax rate than our United States operations.

     Net Loss. Net loss increased $17.8 million from $324,000 for the quarter ended April 30, 2000, to $18.1 million for the quarter ended April 28, 2001. The increase in net loss was a result of higher selling, general and administrative expenses, interest expenses and higher depreciation and amortization, resulting from the Arden acquisition, which more than offset increases in sales and gross profit.

     Accretion and Dividend on Preferred Stock. As part of the purchase price for the Arden acquisition, we issued to Unilever 416,667 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock was recorded at a $35 million fair value, has a $50 million liquidation preference, and carries a 5% annual dividend yield, which begins accruing in January 2003. The accretion and dividend on preferred stock, which is a non-cash charge to net income available to common shareholders, of $833,000 for the quarter ended April 28, 2001 represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock. See Note 7 to Notes to Unaudited Consolidated Financial Statements.

     Net Loss Attributable to Common Shareholders. Net loss attributable to common shareholders increased by $18.6 million from $324,000 for the quarter ended April 30, 2000, to $19.0 million for the quarter ended April 28, 2001. The decline was due to the increase in net loss plus the accretion and dividends associated with the Series D Convertible Preferred Stock.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $16.7 million from $6.7 million for the quarter ended April 30, 2000, to negative $10 million for the quarter ended April 28, 2001. The decrease in EBITDA was the result of higher selling, general and administrative expenses which more than offset the increases in gross profit.

FINANCIAL CONDITION

     We used $45.3 million of cash in operating activities for the quarter ended April 28, 2001, as compared with using $15.7 million of cash in operating activities for the quarter ended April 30, 2000. The increase in cash used by operating activities was a result of increases in accounts receivable, inventories, prepaid expenses and net losses, offset somewhat by increases in accounts payable and other payables, accrued expenses and liabilities, primarily resulting from the acquisition of the Elizabeth Arden business in January 2001. Accounts receivable increased due to the increase in net sales. We did not acquire accounts receivable as part of the Arden acquisition. In addition to inventories acquired in the Arden acquisition, inventories also increased primarily due to our seasonal build-up of certain raw materials to be used in holiday season promotional sets. Prepaid expenses and other assets and other payables and accrued expenses increased as a result of transition services provided by us to Unilever and by Unilever to us.

     Net cash provided by financing activities increased from $3.6 million for the quarter ended April 30, 2000, to $66.8 million for the quarter ended April 28, 2001 as a result of increased borrowings required to fund our working capital needs. Cash and cash equivalents decreased $13.8 million for the quarter ended April 30, 2000, and cash and cash equivalents increased $20.3 million for the quarter ended April 28, 2001.

     We have a credit facility with a syndicate of banks for which Fleet is administrative agent, which provides borrowings of up to $175 million on a revolving basis with a $25 million sublimit for letters of credit.
Borrowings under the credit facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. See Note 4 to the Notes to Unaudited Consolidated Financial Statements. At April 28, 2001, we had borrowings of $83.9 million under the credit facility and approximately $1.4 million of outstanding letters of credit. At April 28, 2001, the remaining availability under the credit facility, based upon eligible receivables and inventories as of that date, was approximately $23 million. We believe that cash from operations, the availability under our credit facility and other available financing alternatives should be adequate to support currently planned business operations and capital expenditures.

     In fiscal 2000, our Board of Directors authorized a share repurchase program that allows us to purchase up to an aggregate of $10 million of our common stock. As of April 28, 2001, we have repurchased an aggregate of 995,400 shares of common stock under the share repurchase program at an average price of $6.64.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. As of April 28, 2001, we had approximately $83.9 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions to mitigate interest rate risk as most of our debt bears a fixed rate.

     Foreign Currency Risk. We conduct our business in various regions of the world and export and import products to and from several countries. Approximately 28% of our sales in the first quarter were denominated in currencies other than the U.S. dollar, principally the Euro, British pound, and Australian dollar. Our costs are denominated in a variety of currencies including the U.S. dollar, Swiss franc and Euro. Changes in exchange rates measured against the average exchange rates for the year 2000 did not have a material impact on reported results in the first quarter. We have not engaged in any foreign exchange hedging activities to date, although we do intend to engage in foreign exchange hedging in the future to reduce the exposure of our cash flows to fluctuations in currency rates. We will not engage in hedging for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating exchange rates. Our results of operations are reported in U.S. dollars. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may decrease our operating cash flow.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number                               Description
-------    -------------------------------------------------------------------
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

Exhibit
Number                               Description
-------    -------------------------------------------------------------------
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

Exhibit
Number                               Description
-------    -------------------------------------------------------------------
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

 10.12 Fifth Amendment dated as of April 19, 2001, to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended January 31, 2001 (Commission File No. 1-6370)).

--------------------

        The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)     Reports on Form 8-K.

        A Current Report on Form 8-K dated January 23, 2001, was filed on February 7, 2001, reporting, (i) the acquisition of the Elizabeth Arden business under Item 2. Acquisition or Disposition of Assets, (ii) financial statements of the Elizabeth Arden business (a) as of December 31, 1999 and September 30, 2000, (b) for the fiscal years ended December 31, 1997, 1998 and 1999 and (c) for the nine months ended September 30, 1999 and 2000 under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and (iii) unaudited pro forma financial data for our Company reflecting the acquisition of the Elizabeth Arden business and the financing relating to the acquisition under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELIZABETH ARDEN, INC.


Date:  June 11, 2001                    By:    /s/ E. Scott Beattie
                                        ------------------------------------
                                        E. Scott Beattie
                                        Chairman, President, Chief Executive
                                         Officer and
                                        Director
                                        (Principal Executive Officer)


Date:  June 11, 2001                    By:    /s/ Stephen J. Smith
                                        ------------------------------------
                                        Stephen J. Smith
                                        Executive Vice President, Chief
                                         Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)