Form 10-Q
period 2001-07-28
ELIZABETH ARDEN INC
filed 2001-09-11
CIK 95052

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended July 28, 2001

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______


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

                                Yes [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Outstanding at
                Class                            September 11, 2001
                -----                            ------------------
     Common Stock, $.01 par value                 17,616,496 shares

                                ELIZABETH ARDEN, INC.

                                 INDEX TO FORM 10-Q


PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements                                      Page No.
                                                                    --------
          Consolidated Balance Sheets - January 31, 2001 and
          July 28, 2001 (Unaudited). . . . . . . . . . . . . . . . .    3

          Unaudited Consolidated Statements of Operations --
          Three and Six Months Ended July 31, 2000 and
          July 28, 2001. . . . . . . . . . . . . . . . . . . . . . .    4

          Unaudited Consolidated Statement of Shareholders'
          Equity -- Six Months Ended July 28, 2001 . . . . . . . . .    5

          Unaudited Consolidated Statements of Cash Flow --
          Six Months Ended July 31, 2000 and July 28, 2001 . . . . .    6

          Notes to Consolidated Financial Statements . . . . . . . .    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . .   16

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk. . . . . . . . . . . . . . . . . . . . . . . .   21


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share data)
                                            January 31, 2001    July 28, 2001
                                            ----------------    -------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $ 17,695          $ 26,888
  Accounts receivable, net                         48,382            97,302
  Inventories                                     209,504           267,608
  Advances on inventory purchases                     993               748
  Prepaid expenses and other assets                13,087            36,724
                                                 --------          --------
      Total current assets                        289,661           429,270
                                                 --------          --------

Property and equipment, net                        40,730            39,413
                                                 --------          --------
Other assets:
  Exclusive brand licenses, trademarks
   and intangibles, net                           227,232           218,537
  Debt financing costs                             16,937            15,728
  Deferred income taxes, net                        5,126             5,126
  Other assets                                      3,461             3,808
                                                 --------          --------
      Total other assets                          252,756           243,199
                                                 --------          --------
      Total assets                               $583,147          $711,882
                                                 ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                               $  22,945          $ 93,615
  Accounts payable - trade                         40,251           103,508
  Other payables and accrued expenses              44,231            77,729
  Current portion of long-term debt                 1,146               146
                                                 --------          --------
      Total current liabilities                   108,573           274,998
                                                 --------          --------

Long-term debt, net                               331,145           328,531
                                                 --------          --------
      Total liabilities                           439,718           603,529
                                                 --------          --------

Commitments and contingencies (See Note 6)

Convertible, redeemable preferred stock,
  Series D, $.01 par value (liquidation
  preference of $120 per share); 1,000,000
  shares authorized; 416,667 shares issued
  and outstanding                                  35,000            36,667
                                                 --------          --------

Shareholders' equity:
  Common stock, $.01 par value, 50,000,000
   shares authorized; 16,779,186 and
   18,401,793 shares issued and outstanding,
   respectively                                       168               184
 Additional paid-in-capital                        46,408            58,087
 Retained earnings                                 68,466            22,679
 Treasury stock (995,400 and 1,014,309 shares
  at cost, respectively)                           (6,613)           (7,015)
 Accumulated other comprehensive loss                  --            (2,249)
                                                 --------          --------
      Total shareholders' equity                  108,429            71,686
                                                 --------          --------
      Total liabilities and
       shareholders' equity                      $583,147          $711,882
                                                 ========          ========

          See Accompanying Notes to Consolidated Financial Statements.

                                      3

                        ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                     (Dollars in thousands except per share data)
                           Three Months Ended              Six Months Ended
                      July 31, 2000  July 28, 2001   July 31, 2000  July 28, 2001
                      -------------  -------------   -------------  -------------
Net sales                $ 66,909      $ 127,049       $ 132,618      $ 269,084
Cost of sales              46,018         72,628          94,653        141,062
                         --------      ---------       ---------      ---------
 Gross profit              20,891         54,421          37,965        128,022

Operating expenses:
 Selling, general
  and administrative       12,605         74,524          22,938        158,109
 Depreciation and
  amortization              2,972          7,703           5,907         15,136
                         --------      ---------       ---------      ---------
  Total operating
   expenses                15,577         82,227          28,845        173,245
                         --------      ---------       ---------      ---------
Income (loss) from
 operations                 5,314        (27,806)          9,120        (45,223)
                         --------      ---------       ---------      ---------

Other income (expense):
 Interest expense, net     (4,839)       (11,549)         (9,508)       (22,681)
 Other                        572              9             905             28
                         --------      ---------       ---------      ---------
     Other income
      (expense), net       (4,267)       (11,540)         (8,603)       (22,653)
                         --------      ---------       ---------      ---------

Income (loss) before
 income taxes               1,047        (39,346)            517        (67,876)
Provision (benefit)
 from income taxes            410        (13,360)            204        (23,756)
                         --------      ---------       ---------      ---------
Net income (loss)             637        (25,986)            313        (44,120)
Accretion and dividend
 on preferred stock            --            833              --          1,667
                         --------      ---------       ---------      ---------
Net income (loss)
 attributable to common
 shareholders            $    637      $ (26,819)      $     313      $ (45,787)
                         ========      =========       =========      =========

Earnings (loss) per
 common share:
   Basic                 $   0.05      $   (1.53)       $   0.02      $   (2.70)
                         ========      =========       =========      =========
   Diluted               $   0.04      $   (1.53)       $   0.02      $   (2.70)
                         ========      =========       =========      =========

Weighted average
 number of
 common shares:
   Basic               13,216,942      17,496,810     13,259,398     16,969,124
                       ==========      ==========     ==========     ==========
   Diluted             15,051,915      23,324,863     15,094,106     22,762,269
                       ==========      ==========     ==========     ==========


             See Accompanying Notes to Consolidated Financial Statements.

                            ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                       (In thousands)
                                                                      Accumulated     Total
                      Common Stock   Additional            Treasury      Other        Share-
                      ------------    Paid-In    Retained   Common   Comprehensive   holders'
                     Shares  Amount   Capital    Earnings   Stock        Loss         Equity
                     ------------------------------------------------------------------------
Balance at
 January 31, 2001    16,779  $ 168   $ 46,408    $ 68,466  $ (6,613)    $     --    $108,429

Issuance of common
 stock upon
 conversion of 7.5%
 subordinated
 convertible
 debenture              335      3      2,407                                          2,410

Issuance of common
 stock upon exercise
 of stock options       183      2        996                                            998

Issuance of common
 stock upon exercise
 of warrants          1,105     11      8,276                                          8,287

Accretion and
 dividend on
 convertible,
 redeemable preferred
 stock                                             (1,667)                            (1,667)

Repurchase of
 common stock                                                  (402)                    (402)

Comprehensive Loss:
   Net Loss                                       (44,120)                           (44,120)
   Foreign currency
    translation                                                           (2,249)     (2,249)
                     ------------------------------------------------------------------------
Total Comprehensive
 Loss                                             (44,120)                (2,249)    (46,369)
                     ------------------------------------------------------------------------

Balance at
 July 28, 2001       18,402  $ 184   $ 58,087    $ 22,679  $ (7,015)    $ (2,249)   $ 71,686
                     ========================================================================

                 See Accompanying Notes to Consolidated Financial Statements.

                                       5

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)
                      (Dollars in thousands)

                                                      Six Months Ended
                                               July 31, 2000   July 28, 2001
                                               -------------   -------------
Cash Flows from Operating Activities:

  Net income (loss)                              $     313       $ (44,120)
    Adjustments to reconcile net income
     (loss) to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                 5,907          15,136
       Amortization of senior note offering
        costs and note premium                         217           1,253
       Provision for write down of inventory            --          10,300
    Changes in assets and liabilities:
       Increase in accounts receivable              (3,838)        (48,920)
       Increase in inventories and advances
        on inventory purchases                     (13,860)        (68,158)
       Decrease (increase) in prepaid expenses
        and other assets                               523         (24,147)
       Increase in accounts payable                  1,300          63,257
       (Decrease) increase in other payables
        and accrued expenses                       (15,784)         33,492
       Other                                            --          (2,386)
                                               -------------   -------------
             Net cash used in operating
              activities                           (25,222)        (64,293)
                                               -------------   -------------

Cash Flows from Investing Activities:
  Additions to property and equipment,
   net of disposals                                 (3,111)         (4,976)
                                               -------------   -------------
             Net cash used in investing
              activities                            (3,111)         (4,976)
                                               -------------   -------------
Cash Flows from Financing Activities:
  Net proceeds from short-term debt                 11,283          70,670
  Payments on long-term debt                        (1,396)         (1,091)
  Payments to retire convertible
   subordinated debentures                          (2,184)             --
  Proceeds from the exercise of
   stock options                                       117             998

  Proceeds from the exercise of stock
   purchase warrants                                    --           8,287
  Repurchase of common stock                          (896)           (402)
                                               -------------   -------------

             Net cash provided by financing
              activities                             6,924          78,462
                                               -------------   -------------
Net (decrease) increase in Cash and
 Cash Equivalents                                  (21,409)          9,193
Cash and Cash Equivalents at
 Beginning of Period                                22,144          17,695
                                               -------------   -------------
Cash and Cash Equivalents at
 End of Period                                    $    735      $   26,888
                                               =============   =============

Supplemental Disclosure of Cash Flow
 Information:

  Interest paid during the period                 $  9,183      $   11,550
                                               =============   =============
  Income taxes paid during the period             $ 11,123      $    8,606
                                               =============   =============

            See Accompanying Notes to Consolidated Financial Statements.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

     Elizabeth Arden, Inc. (the "Company") is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products to retailers in the United States and over 90 countries internationally. The Company was formerly known as French Fragrances, Inc. until the acquisition of the Elizabeth Arden business on January 23, 2001.

     Effective February 1, 2001, the Company changed its quarterly periods from a calendar month end quarter to a 13-week quarter. Since the Company will continue to have a January 31 fiscal year end, although the second and third quarters of every fiscal year will have thirteen weeks each, the first quarter will have less than thirteen weeks and the fourth quarter will have more than thirteen weeks. The three months ended July 28, 2001 had 91 days and the six months ended July 28, 2001 had 178 days.

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

     The consolidated balance sheet of the Company as of January 31, 2001 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of July 28, 2001, the consolidated statements of operations of the Company for the three and six months ended July 31, 2000 and July 28, 2001, the consolidated statement of shareholders' equity for the six months ended July 28, 2001, and the consolidated statements of cash flow for the six months ended July 31, 2000 and July 28, 2001. Operating results for the three or six months ended July 28, 2001 are not necessarily indicative of the results for the full fiscal year ended January 31, 2002.

     The Company has reclassified its results to present warehouse and shipping costs in cost of sales in order to conform its accounting practices and policies with those of the Elizabeth Arden business. This reclassification changes gross profit, as well as selling, general and administrative expense, but has no effect on income from operations or net income. Warehouse and shipping expenses reclassified as cost of sales were $5.6 million and $9.7 million for the three months ended July 31, 2000 and six months ended July 31, 2000, respectively. Additionally, certain other reclassifications have been made to conform the prior period financial statement presentation to the current period.


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

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   ARDEN ACQUISITION -- (Continued)

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

NOTE 3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. The components of inventory at January 31, 2001 and July 28, 2001 were as follows:

                                          January 31,      July 28,
        (Amounts in thousands)               2001            2001
                                          -----------      --------
        Finished goods                     $151,491        $194,958
        Work in progress                     15,227          29,326
        Raw materials                        42,786          43,324
                                           --------        --------
                                           $209,504        $267,608
                                           ========        ========

NOTE 4.   SHORT-TERM DEBT

     In connection with the Arden acquisition in January 2001, the Company entered into the Credit Facility with a syndicate of banks for which Fleet is the administrative agent. The Credit Facility provides for borrowings on a revolving basis of up to $175 million, with a $25 million sublimit for letters of credit. In July 2001, the Credit Facility was amended to provide for a seasonal increase for 2001 with respect to the eligible inventory from $87.5 to $114 million. The Credit Facility is guaranteed by certain of the Company's direct subsidiaries and matures in January 2006. Loans under the revolving credit portion of the Credit Facility bear interest, at the option of the Company, at a floating rate ranging from either (i) 2.25% to 3.00% over the London InterBank Offered Rate ("LIBOR") or (ii) 1.00% to 1.75% over the Prime Rate as quoted by Fleet, in each case depending on the ratio of the Company's funded total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011. The Credit Facility contains several covenants, the more significant of which are that the Company: (i) cannot exceed certain levels of debt to EBITDA; (ii) must maintain certain levels of EBITDA to consolidated net interest expense; and (iii) must maintain a minimum amount of shareholders' equity. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $4 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At July 28, 2001, the Company had an outstanding balance of approximately $93.6 million under the Credit Facility, together with $1.3 million in outstanding letters of credit issued under the Credit Facility. At July 28, 2001, the remaining availability under the Credit Facility, based upon eligible receivables and inventories as of that date, was approximately $32.6 million, together with $1.3 million of outstanding letters of credit issued. At January 31, 2001, the Company had an outstanding balance under the Credit Facility of approximately $22.9 million together with $1.3 million in outstanding letters of credit issued.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   LONG-TERM DEBT

     The Company's long-term debt at January 31, 2001 and July 28, 2001 consisted of the following:

(Amounts in thousands)
Description                                        January 31, 2001  July 28, 2001
-----------                                        ----------------  -------------
10 3/8% Senior Notes due May 2007                       $157,030         $156,917
11 3/4% Senior Secured Notes due May 2011                160,000          160,000
8.5% Subordinated Debenture due May 2004, net              6,480            6,480
7.5% Convertible Subordinated Debentures
 due June 2006                                             2,410               --
J.P. Fragrances Debenture due May 2001                     1,000               --
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                             5,371            5,280
                                                        --------         --------
Total Debt                                               332,291          328,677
   Less Current Portion of Long-term Debt                  1,146              146
                                                        --------         --------
Total Long-term Debt, net                               $331,145         $328,531
                                                        ========         ========

     On April 6, 2001, the Company called for redemption the outstanding 7.5% Convertible Subordinated Debentures due June 2006. All debenture holders converted their debentures into Common Stock prior to the redemption date.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

     In connection with the Arden acquisition, the Company assumed lease obligations for a distribution facility in Roanoke, Virginia; office facilities in Stamford, Connecticut and Geneva, Switzerland; sales offices in the United States located in California, Connecticut, Georgia, Massachusetts, Minnesota, Missouri, North Carolina and Texas; a distribution facility in Puerto Rico; and sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, Spain, South Africa and the United Kingdom. During the six months ended July 28, 2001, the Company entered into 1-3 year leases for additional warehouse facilities in Miami and Roanoke and a 15-year lease for offices in New York City. In addition, the Company entered into a 10-year extension for its Stamford offices. As a result of entering into the New York lease and the extension of the Stamford lease, the Company's lease commitments for these locations will average approximately $3.1 million annually for the next ten years.

     In connection with the Arden acquisition, the Company entered into a number of ancillary agreements with Unilever to facilitate the integration of the Elizabeth Arden business with the Company's business existing prior to the acquisition. The Company entered into an information technology services agreement, under which Unilever and its affiliates provide the Company with information technology services, software, infrastructure, equipment and other services for a fixed monthly fee of approximately $1 million. The information technology services agreement terminates on December 31, 2001 and is automatically renewable for one-year terms unless either party elects to terminate. The Company also entered into a manufacturing agreement under which Unilever manufactures fragrance and cosmetic products for the Company in a plant located in Las Piedras (Puerto Rico) through December 31, 2002. Pricing is based on a cost per piece. In addition, the Company entered into a distribution agreement with Unilever's distribution facility in Lille, France, to obtain order fulfillment services, for the Company's products in Europe. Under the distribution agreement, the Company pays a fixed fee per product shipped. The agreement terminates on December 31, 2001, and is automatically renewable for additional one-year terms unless either party elects to terminate.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   COMMITMENTS AND CONTINGENCIES - (Continued)

     In July 2001, Unilever sold the Roanoke manufacturing plant to a third party where many of the Company's skin care and cosmetic products were manufactured. The Company entered into an agreement with the purchaser of the plant for it to continue to manufacture the Company's products at the plant through January 31, 2007. Pricing is based on specific fixed and variable cost standards that are to be established annually. For the twelve fiscal months following July 28, 2001, the Company anticipates incurring manufacturing costs of approximately $26.3 million (of which $10 million is a commitment of the Company with respect to fixed costs associated with the operation of the plant and the balance represents variable costs which are dependent on the volumes manufactured for the Company at the plant) under the new agreement with the purchaser of the plant.

     In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks damages of Canadian $55 million (approximately US$36 million at July 28, 2001) against each of the Company and Unilever. Management believes that the Company would be entitled to indemnification from Unilever to the extent the Company incurs losses as a result of actions by Unilever. Management believes that the claims as to the Company lack merit, and the Company is vigorously defending the action.

     The Company is also a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

NOTE 7.   CONVERTIBLE PREFERRED STOCK

     At July 28, 2001, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock"), issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of the Company's Common Stock, subject to certain restrictions, at a conversion price of $12 per share of Common Stock. The holder of the Series D Convertible Preferred Stock will be entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003, and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock will begin to accrue on January 23, 2003 and will be payable in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock at any time after February 2, 2002, subject to the waiver of certain restrictions under the Credit Facility and compliance with certain limitations under the indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. The Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, and the difference between the fair market value and the liquidation value of $50 million is being accreted over the life of the Series D Convertible Preferred Stock. For the three and six months ended July 28, 2001, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $833,000 and $1,667,000, respectively.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   EARNINGS (LOSS) PER SHARE

     Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding Common Stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential Common Stock such as stock options, warrants and convertible securities. In addition, for the dilutive earnings per share calculation, the interest incurred on the convertible securities, net of tax, and the imputed preferred dividend accretion is added back to net income. Diluted loss per share equals basic loss per share for the three and six months ended July 31, 2000 and July 28, 2001, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

     The following table represents the computation of earnings per share for the three and six months ended July 31, 2000 and July 28, 2001(in thousands except per share data):

                                          Three Months Ended               Six Months Ended
                                      July 31, 2000 July 28, 2001    July 31, 2000 July 28, 2001
                                      ------------- -------------    ------------- -------------
Basic
  Net income (loss) attributable to
   common shareholders                  $    637      $ (26,819)       $    313      $ (45,787)
                                        ========      =========        ========      =========
  Weighted average shares outstanding     13,217         17,497          13,259         16,969
                                        ========      =========        ========      =========
  Net income (loss) per basic share     $   0.05      $   (1.53)       $   0.02      $   (2.70)
                                        ========      =========        ========      =========
Diluted
  Net income (loss) attributable to
   common shareholders                  $    637      $ (26,819)       $    313      $ (45,787)
  Add: 7.5% Convertible Subordinated
        Debentures interest,
        net of tax                            22             --              51             22
  Add: Dividend on Series D
        Convertible Preferred Stock           --            625              --          1,250
  Add: Accretion on Series D
        Convertible Preferred Stock           --            208              --            417
                                        --------      ---------        --------      ---------
        Net income (loss) as adjusted   $    659      $ (25,986)       $    364      $ (44,098)
                                        ========      =========        ========      =========

Weighted average shares outstanding       13,217         17,497          13,259         16,969
Potential common shares -
 treasury method                           1,475          1,661           1,459          1,484

Assumed conversion of 7.5% Convertible
 Subordinated Debentures                     360             --             376            143

Series D Convertible Preferred Stock          --          4,167              --          4,167
                                        --------      ---------        --------      ---------

Weighted average shares and potential
 dilutive shares                          15,052         23,325          15,094         22,763
                                        ========      =========        ========      =========

        Net income (loss) per
         diluted share                  $   0.04       $  (1.53)       $   0.02      $   (2.70)
                                        ========      =========        ========      =========

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following unaudited financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Secured Notes due 2011 which were issued to finance a portion of the purchase price for the Arden acquisition, elimination adjustments and the consolidated total. The Company's direct subsidiaries DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding, Inc., are guarantors of the 11 3/4% Senior Secured Notes. All information presented is in thousands.

Balance Sheet                                          January 31, 2001
                                          Company    Guarantors   Eliminations   Consolidated
                                       ------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents              $  4,004    $ 13,691      $      --       $ 17,695
  Accounts receivable, net                 50,212      (1,830)            --         48,382
  Inventories and advances on
   inventories                            188,536      21,961             --        210,497
  Intercompany receivable                 211,216          --       (211,216)            --
  Prepaid expenses and other
   assets                                   8,543       4,544             --         13,087
                                         --------    --------      ---------       --------
     Total current assets                 462,511      38,366       (211,216)       289,661
                                         --------    --------      ---------       --------

Property and equipment, net                34,147       6,583             --         40,730

Other assets:
  Exclusive brand licenses and
   trademarks, net                         47,162     180,070             --        227,232
  Other assets                             25,523           1             --         25,524
                                         --------    --------      ---------       --------
     Total other assets                    72,685     180,071             --        252,756
                                         --------    --------      ---------       --------
Total assets                             $569,343    $225,020      $(211,216)      $583,147
                                         ========    ========      =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                        $ 22,945    $     --      $      --       $ 22,945
  Accounts payable   trade                 39,223       1,028             --         40,251
  Intercompany payable                         --     211,216       (211,216)            --
  Other payables and accrued
   expenses                                33,197      11,034             --         44,231
  Current portion of long-term debt         1,146          --             --          1,146
                                         --------    --------      ---------       --------

 Total current liabilities                 96,511     223,278       (211,216)       108,573
                                         --------    --------      ---------       --------
Long-term debt, net                       331,145          --             --        331,145
                                         --------    --------      ---------       --------
    Total liabilities                     427,656     223,278       (211,216)       439,718
                                         --------    --------      ---------       --------
Convertible, redeemable preferred
 stock                                     35,000          --             --         35,000
                                         --------    --------      ---------       --------
Shareholders' equity                      106,686       1,742             --        108,429
                                         --------    --------      ---------       --------
Total liabilities and shareholders'
 equity                                  $569,343    $225,020      $(211,216)      $583,147
                                        =========   =========     ==========      =========

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

BALANCE SHEET                                               July 28, 2001
                                          Company    Guarantors   Eliminations   Consolidated
                                       ------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents              $   6,334   $  20,554     $       --      $  26,888
  Accounts receivable, net                  59,570      37,732             --         97,302
  Inventories and advances on
   inventories                             229,844      38,512             --        268,356
  Intercompany receivable                  266,744          --       (266,744)            --
  Prepaid expenses and other assets         27,370       9,354             --         36,724
                                         ---------   ---------     ----------      ---------
       Total current assets                589,862     106,152       (266,744)       429,270
                                         ---------   ---------     ----------      ---------

Property and equipment, net                 31,066       8,347             --         39,413
                                         ---------   ---------     ----------      ---------

Other assets:
  Exclusive brand licenses and
   trademarks, net                          42,831     175,706             --        218,537
  Other assets                              24,178         484             --         24,662
                                         ---------   ---------     ----------      ---------
       Total other assets                   67,009     176,190             --        243,199
                                         ---------   ---------     ----------      ---------
Total assets                             $ 687,937   $ 290,689     $ (266,744)     $ 711,882
                                         =========   =========     ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                        $  93,615   $      --     $       --      $  93,615
  Accounts payable   trade                  99,032       4,476             --        103,508
  Intercompany payable                          --     266,744       (266,744)            --
  Other payables and accrued
   expenses                                 55,242      22,487             --         77,729
  Current portion of long-term debt            146          --             --            146
                                         ---------   ---------     ----------      ---------
       Total current liabilities           248,035     293,707       (266,744)       274,998
                                         ---------   ---------     ----------      ---------
Long-term debt, net                        328,531          --             --        328,531
                                         ---------   ---------     ----------      ---------
       Total liabilities                   576,566     293,707       (266,744)       603,529
                                         ---------   ---------     ----------      ---------
Convertible, redeemable preferred
 stock                                      36,667          --             --         36,667
                                         ---------   ---------     ----------      ---------
Shareholders' equity                        74,704      (3,018)            --         71,686
                                         ---------   ---------     ----------      ---------
Total liabilities and shareholders'
 equity                                  $ 687,937   $ 290,689     $ (266,744)     $ 711,882
                                         =========   =========     ==========      =========

STATEMENT OF OPERATIONS                     FOR THE THREE MONTHS ENDED
                                                  July 28, 2001
                                 Company    Guarantors   Eliminations   Consolidated
                                 --------------------------------------------------
Net sales                        $ 79,809     $53,684      $(6,444)       $127,049
Cost of sales                      55,239      17,389           --          72,628
                                 --------     -------      -------        --------
Gross profit                       24,570      36,295       (6,444)         54,421
                                 --------     -------      -------        --------

Selling, general and
 administrative expenses           46,399      34,569       (6,444)         74,524
Depreciation and amortization       4,383       3,320           --           7,703
Loss from operations              (26,212)     (1,594)          --         (27,806)
Interest and other income
 (expense)                         (5,259)     (6,281)          --         (11,540)
                                 --------     -------      -------        --------
Loss before income taxes          (31,471)     (7,875)          --         (39,346)
Benefit from income taxes         (11,018)     (2,342)          --         (13,360)
                                 --------     -------      -------        --------
Net loss                         $(20,453)    $(5,533)     $    --        $(25,986)
                                 ========     =======      =======        ========

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

STATEMENT OF OPERATIONS                      FOR THE SIX MONTHS ENDED
                                                   July 28, 2001
                                 Company    Guarantors   Eliminations   Consolidated
                                 --------------------------------------------------
Net sales                        $168,130    $114,277     $(13,323)       $269,084
Cost of sales                     109,088      31,974           --         141,062
                                 --------     -------      -------        --------
Gross profit                       59,042      82,303      (13,323)        128,022
                                 --------     -------      -------        --------

Selling, general and
 administrative                    98,614      72,818      (13,323)        158,109
Depreciation and amortization      10,847       4,289           --          15,136
Loss from operations              (50,419)      5,196           --         (45,223)
Interest and other income
 (expense)                        (10,024)    (12,629)          --         (22,653)
                                 --------     -------      -------        --------
Loss before income taxes          (60,443)     (7,433)          --         (67,876)
Benefit from income taxes         (21,083)     (2,673)          --         (23,756)
                                 --------     -------      -------        --------
Net loss                         $(39,360)    $(4,760)     $    --        $(44,120)
                                 ========     =======      =======        ========

STATEMENT OF CASH FLOWS                            For the Six Months Ended
                                                         July 28, 2001
                                       Company    Guarantors   Eliminations   Consolidated
                                       --------------------------------------------------
Cash flows from operating
 activities:
      Net cash provided by
       (used in) operating
       activities                      $(73,328)   $ 9,035       $     -        $(64,293)
                                       ========    =======       =======        ========
Cash flows from investing
 activities:
   Additions to property and
    equipment, net of disposals          (2,804)    (2,172)           --          (4,976)
                                       --------    -------       -------        --------
     Net cash used in investing
       activities                        (2,804)    (2,174)           --          (4,976)
                                                          --------    -------       -------        --------

                   Cash flows from financing a
                    activities:
                      Net proceeds from short-term debt     70,670         --            --          70,670
                      Payments on long-term debt            (1,091)        --            --          (1,091)
                      Proceeds from the exercise of
                       stock options                           998         --            --             998
                      Proceeds from the exercise of
                       stock purchase warrants               8,287         --            --           8,287
                      Repurchase of common stock              (402)        --            --            (402)
                                                          --------    -------       -------        --------
                         Net cash provided by financing
                          activities                        78,462          -            --          78,462

                   Net increase in cash and
                    cash equivalents                         2,330      6,863            --           9,193
                   Cash and cash equivalents at
                    beginning of period                      4,004     13,691            --          17,695
                                                          --------    -------       -------        --------
                   Cash and cash equivalents at
                    end of period                           $6,334    $20,554       $    --        $ 26,888
                                                          ========    =======       =======        ========

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

     The Company incurred the following non-cash financing and investing activities during the six months ended July 28, 2001:

                                                  Six Months Ended
          (Amounts in thousands)                    July 28, 2001
                                                  ----------------
          Conversion of 7.5% Convertible
           Subordinated Debentures (including
           accrued interest) into Common Stock        $  2,410
                                                      ========
          Accretion and dividend on Series D
           Convertible Preferred Stock                $  1,667
                                                      ========

     There were no non-cash financing and investing activities during the six months ended July 31, 2000.

NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective February 1, 2002 for the Company. The Company is currently evaluating the impact of this new guidance.

     In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective February 1, 2002 for the Company. The Company is currently evaluating the impact of this new guidance.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2003. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. The Company is currently in the process of assessing the potential impact of these new standards on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such act) made in this Quarterly Report on Form 10-Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our substantial indebtedness and debt service obligations; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; the retention and availability of key personnel; changes in the retail, fragrance and cosmetic industries; our ability to launch new products and implement our growth strategy; general economic and business conditions; the impact of competitive products and pricing; risks of international operations; supply constraints or difficulties; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

   On January 23, 2001, we acquired the Elizabeth Arden business, including the Elizabeth Arden lines of fragrance, skin care and cosmetics, the Elizabeth Taylor brands of fragrances and the White Shoulders fragrance brand, and related assets and liabilities. Our results of operations for the three and six months ended July 28, 2001 include the results of the Elizabeth Arden business. See Note 2 to Notes to Unaudited Consolidated Financial Statements.

   Our business is seasonal with higher sales occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. Our working capital borrowings are also seasonal and have historically been highest in the third quarter of our fiscal year, with cash collected on seasonal orders in our fourth quarter.

     Effective February 1, 2001, we changed our quarterly periods from a calendar month end quarter to a 13-week quarter. Since we will continue to have a January 31 fiscal year end, although the second and third quarters of every fiscal year will have thirteen weeks each, the first quarter will have less than thirteen weeks and the fourth quarter will have more than thirteen weeks. The three months ended July 28, 2001 had 91 days and the six months ended July 28, 2001 had 178 days.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 28, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 31,
2000
----------------------------------------------------------------------------

     NET SALES. Net sales increased 89.9% from $66.9 million for the three months ended July 31, 2000, to $127.0 million for the three months ended July 28, 2001 as a result of increased sales from the acquisition of the Elizabeth Arden business, somewhat offset by weakness in the retail environment. The increase in sales includes an increase in the number of products sold by us, particularly Elizabeth Arden skin care and cosmetics products, as well as an increase in our customer base, primarily in the U.S. prestige department store channel and internationally.

     GROSS PROFIT. Gross profit increased 160.5% from $20.9 million for the three months ended July 31, 2000, to $54.4 million for the three months ended July 28, 2001, and gross margins expanded from 31.2% to 42.8% for the corresponding periods as a result of the acquisition of the Elizabeth Arden business. Following the acquisition, the mix of our sales has changed with significantly increased sales of higher margin owned and licensed brands relative to lower margin distributed brands. During the quarter ended July 28, 2001, we recorded a non-cash inventory provision of $10.3 million to write down certain distributed brands and non-core product offerings that the Company does not intend to continue to carry due to retailer planogram updates and to expedite the sales of excess inventory, particularly gift sets and other promotional merchandise. Also included in the gross margin for the three months ended July 28, 2001 are sales of Elizabeth Arden products we purchased prior to the acquisition, which are carried at a higher cost and result in a lower gross margin than sales of Elizabeth Arden products we manufactured after the acquisition. Once these lower margin products are sold, gross margins should increase. For the three months ended July 28, 2001, the effect on gross profit of selling Arden product purchased prior to the Arden acquisition was a reduction of gross profit of approximately $3.2 million. Excluding the inventory provision and the effect of the high cost products purchased prior to the acquisition, gross profit would have totaled $67.9 million with a gross margin of 53.5%.

     SG&A. Selling, general and administrative expenses increased $61.9 million, or 491.3%, from $12.6 million for the three months ended July 31, 2000, to $74.5 million for the three months ended July 28, 2001, reflecting additional selling and administrative costs associated with the acquisition of the Elizabeth Arden business. The products acquired as part of the Arden acquisition are supported by a higher level of promotional expenses, including advertising and demonstration expenses. As a result of the acquisition of the Elizabeth Arden business, we added approximately 1,600 employees worldwide and numerous offices and facilities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 159.1% from $3.0 million for the three months ended July 31, 2000, to $7.7 million for the three months ended July 28, 2001 as a result of the depreciation and amortization associated with the assets acquired as part of the Arden acquisition. Approximately $4.4 million of the increase in depreciation and amortization represents depreciation and amortization of the assets acquired as part of the Elizabeth Arden business.

     INTEREST EXPENSE, NET. Interest expense, net of interest income, increased by $6.7 million or 138.6% from $4.8 million for the three months ended July 31, 2000, to $11.5 million for the three months ended July 28, 2001, as a result of increased debt incurred to finance the acquisition of the Elizabeth Arden business and associated working capital requirements. The increased debt includes $160 million of 11 3/4% Senior Secured Notes due 2011, as well as borrowings under our new $175 million revolving credit facility. See Notes 4 and 5 to Notes to Unaudited Consolidated Financial Statements.

     BENEFIT FROM INCOME TAXES. We recorded a provision for income taxes of $408,000 for the three months ended July 31, 2000, as compared to a benefit from income taxes of $13.4 million for the three months ended July 28, 2001. The effective tax rate calculated as a percentage of loss before income taxes declined from 39.0% to 34.0% for the respective periods. The change in percentage reflects the inclusion of a number of foreign affiliates established following the acquisition of the Elizabeth Arden business. Generally, our foreign affiliates are taxed at a lower tax rate than our United States operations.

     NET LOSS. Net loss increased $26.6 million from a net income of $637,000 for the three months ended July 31, 2000, to a net loss of $26.0 million for the three months ended July 28, 2001. The increase in net loss was a result of higher selling, general and administrative expenses, interest expenses and depreciation and amortization, resulting from the Arden acquisition and the non-cash inventory provision, which more than offset increases in sales and gross profit.

     ACCRETION AND DIVIDEND ON PREFERRED STOCK. As part of the purchase price for acquisition of the Elizabeth Arden business, we issued to an affiliate of Unilever 416,667 shares of series D convertible preferred stock. The series D convertible preferred stock was recorded at a $35 million fair value, has a $50 million liquidation preference, and carries a 5% annual dividend yield, which begins accruing in January 2003. The accretion and dividend on preferred stock of $833,000 for the three months ended July 28, 2001, is a non-cash charge to net loss attributable to common shareholders and represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock. See Note 7 to Notes to Unaudited Consolidated Financial Statements.

     NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders increased by $27.5 million from net income of $637,000 for the three months ended July 31, 2000, to a net loss of $26.8 million for the three months ended July 28, 2001. The net loss attributable to common shareholders includes the net loss plus the accretion and dividends associated with the series D convertible preferred stock.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $28.4 million from positive $8.3 million for the three months ended July 31, 2000, to negative $20.1 million for the three months ended July 28, 2001. The decrease in EBITDA was the result of higher selling, general and administrative expenses related to the acquisition of the Elizabeth Arden business and the non-cash inventory provision, which more than offset the increase in gross profit.

SIX MONTHS ENDED JULY 28, 2001 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2000
-----------------------------------------------------------------------------

     NET SALES. Net sales increased 102.9% from $132.6 million for the six months ended July 31, 2000, to $269.1 million for the six months ended July 28, 2001 as a result of increased sales from the acquisition of the Elizabeth Arden business somewhat offset by a weaker retail environment. The increase in sales includes an increase in the number of products sold by us, particularly Elizabeth Arden skin care and cosmetics products, as well as an increase in our customer base, primarily in the prestige department store channel and internationally.

     GROSS PROFIT. Gross profit increased 237.2% from $38.0 million for the six months ended July 31, 2000, to $128.0 million for the six months ended July 28, 2001, and gross margins expanded from 28.6% to 47.6% for the corresponding periods as a result of the acquisition of the Elizabeth Arden business. Following the acquisition, the mix of our sales has changed with significantly increased sales of higher margin owned and licensed brands relative to lower margin distributed brands. During the second quarter of fiscal 2002, we recorded a non-cash inventory provision of $10.3 million to write down certain distributed brands and non-core product offerings that the Company does not intend to continue to carry due to retailer planogram updates and to expedite the sales of excess inventory, particularly gift sets and other promotional merchandise. Included in the gross margin for the six months ended July 28, 2001 are sales of Elizabeth Arden products we purchased prior to the acquisition, which are carried at a higher cost and result in a lower gross margin than sales of Elizabeth Arden products we manufactured after the acquisition. Once these lower margin products are sold, gross margins should increase. For the six months ended July 28, 2001, the effect on gross profit of selling Arden product purchased prior to the Arden acquisition was a reduction of gross profit of approximately $8.2 million. Excluding the inventory provision and the effect of the high cost products purchased prior to the acquisition, gross profit would have totaled $146.5 million with a gross margin of 54.4%.

     SG&A. Selling, general and administrative expenses increased $135.2 million, or 589.3%, from $22.9 million for the six months ended July 31, 2000, to $158.1 million for the six months ended July 28, 2001, reflecting additional selling and administrative costs associated with the acquisition of the Elizabeth Arden business. The products acquired as part of the Arden acquisition are supported by a higher level of advertising and promotional expenses. As a result of the acquisition of the Elizabeth Arden business, we added approximately 1,600 employees worldwide and numerous offices and facilities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 156.2% from $5.9 million for the six months ended July 31, 2000, to $15.1 million for the six months ended July 28, 2001, as a result of the depreciation and amortization associated with the assets acquired as part of the Arden acquisition. Approximately $8.8 million of the increase in depreciation and amortization represents depreciation and amortization of the assets acquired as part of the Elizabeth Arden business.

     INTEREST EXPENSE, NET. Interest expense, net of interest income, increased by $13.2 million or 138.6% from $9.5 million for the six months ended July 31, 2000, to $22.7 million for the six months ended July 28, 2001, as a result of increased debt incurred to finance the acquisition of the Elizabeth Arden business and associated working capital requirements. The increased debt includes $160 million of 11 3/4% Senior Secured Notes due 2011, as well as borrowings under our new $175 million revolving credit facility. See Notes 4 and 5 to Notes to Unaudited Consolidated Financial Statements.

     BENEFIT FROM INCOME TAXES. We recorded a provision for income taxes of $203,000 for the six months ended July 31, 2000, as compared to a benefit from income taxes of $23.8 million for the six months ended July 28, 2001. The effective tax rate calculated as a percentage of loss before income taxes declined from 39.3% to 35.0% for the respective periods. The change in percentage reflects the inclusion of a number of foreign affiliates established following the Arden acquisition, which are taxed at a lower tax rate than our United States operations.

     NET LOSS. Net loss increased $44.4 million from net income of $313,000 for the six months ended July 31, 2000, to net loss of $44.1 million for the six months ended July 28, 2001. The increase in net loss was a result of higher selling, general and administrative expenses, interest expenses, depreciation and amortization resulting from the Arden acquisition and the non-cash inventory provision, which more than offset increases in sales and gross profit.

     ACCRETION AND DIVIDEND ON PREFERRED STOCK. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to an affiliate of Unilever 416,667 shares of series D convertible preferred stock. The series D convertible preferred stock was recorded at a $35 million fair value, has a $50 million liquidation preference, and carries a 5% annual dividend yield, which begins accruing in January 2003. The accretion and dividend on preferred stock of $1.7 million for the six months ended July 28, 2001 is a non-cash charge to net loss attributable to common shareholders and represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock. See Note 7 to Notes to Unaudited Consolidated Financial Statements.

     NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders increased by $46.1 million from net income of $313,000 for the six months ended July 31, 2000, to a net loss of $45.8 million for the six months ended July 28, 2001. The net loss attributable to common shareholders includes the net loss plus the accretion and dividends associated with the series D convertible preferred stock.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $45.1 million from positive $15.0 million for the six months ended July 31, 2000, to negative $30.1 million for the six months ended July 28, 2001. The decrease in EBITDA was the result of higher selling, general and administrative expenses related to the acquisition of the Elizabeth Arden business and the non-cash inventory provision, which more than offset the increase in gross profit.

FINANCIAL CONDITION

     We used $64.3 million of cash in operating activities for the six months ended July 28, 2001, as compared with $25.2 million of cash used in operating activities for the six months ended July 31, 2000. The increase in cash used in operating activities following the acquisition of the Elizabeth Arden business was a result of increases in accounts receivable, inventories, and net losses, offset somewhat by increases in accounts payable and other payables and accrued expenses. Accounts receivable increased due to the increase in net sales. We did not acquire accounts receivable as part of the acquisition of the Elizabeth Arden business. In addition to inventories acquired as part of the acquisition of the Elizabeth Arden business, inventories also increased due to our seasonal build-up of finished goods and certain raw materials to be used in holiday season promotional sets.

     Net cash provided by financing activities increased from $6.9 million for the six months ended July 31, 2000, to $78.5 million for the three months ended July 28, 2001, as a result of increased borrowings required to fund our working capital needs. Cash and cash equivalents increased from $735,000 as of July 31, 2000, to $26.9 million as of July 28, 2001. As a result of the acquisition of the Elizabeth Arden business, we now have a number of foreign affiliates, which increases the amount of cash and cash equivalents we are required to have on hand.

     We have a credit facility with a syndicate of banks for which Fleet is the administrative agent, which provides borrowings of up to $175 million on a revolving basis with a $25 million sublimit for letters of credit. Borrowings under the credit facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. In July 2001, the credit facility was amended to provide for a seasonal increase in 2001 with respect to the eligible inventory from $87.5 to $114 million. See Note 4 to the Notes to Unaudited Consolidated Financial Statements. At July 28, 2001, we had borrowings of $93.6 million under the credit facility and approximately $1.3
million of outstanding letters of credit.   At July 28, 2001, the remaining
availability under the credit facility, based upon eligible receivables and inventories as of that date, was approximately $32.6 million. We believe that cash from operations, the availability under our credit facility and other available financing alternatives should be adequate to support currently planned business operations and capital expenditures.

     In fiscal 2000, our board of directors authorized a share repurchase program that allows us to purchase up to an aggregate of $10 million of our common stock. As of July 28, 2001, we had repurchased an aggregate of 1,014,309 shares of common stock under the share repurchase program at an average price of $6.92.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective February 1, 2002 for us. We are currently evaluating the impact of this new guidance.

    In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective February 1, 2002 for us. We are currently evaluating the impact of this new guidance.

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for our business acquisitions that are consummated after July 1, 2001. FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for us as of the beginning of fiscal 2003. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001.
We are currently in the process of assessing the potential impact of these new standards on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. As of July 28, 2001, we had approximately $93.6 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions to mitigate interest rate risk, as most of our debt bears a fixed rate.

     Foreign Currency Risk. We conduct our business in various regions of the world and export and import products to and from several countries. Approximately 25% of our annual sales are denominated in currencies other than the U.S. dollar, principally the Euro, British pound, and Australian dollar. Our costs are denominated in a variety of currencies including the U.S. dollar, Swiss franc and Euro. Changes in exchange rates measured against the average exchange rates for the year 2000 did not have a material impact on reported results in the first six months. Our results of operations for the six months ended July 28, 2001 do not include any foreign exchange hedging activities. Foreign exchange hedging activities intended to reduce the exposure of our cash flows to fluctuations in currency rates commenced in the third quarter of fiscal 2002. We do not engage in hedging for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating exchange rates. Our results of operations are reported in U.S. dollars. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may decrease our operating cash flow.

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


4.7       First Amendment to Amended and Restated Credit Agreement dated as of
          July 20, 2001, between Fleet National Bank, as administrative agent, the banks listed on the signature pages thereto and the Company.

Exhibit
Number                                Description
-------   -------------------------------------------------------------------
4.8       Amended and Restated Security Agreement dated as of January 29,
          2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

4.9 Warrant Agreement, dated as of January 23, 2001, between the Company and Mellon Investor Services, Inc. (incorporated herein by reference to Exhibit 4.8 filed as part of Amendment No. 1 to the Company's
          Registration Statement on Form S-4 on February 21, 2001
          (Registration No. 333-55310)).

4.10 Warrant Registration Rights Agreement, dated as of January 23, 2001, among the Company, Credit Suisse First Boston, Cayman Islands
          Branch, and Fleet Corporate Finance, Inc. (incorporated herein by reference to Exhibit 4.9 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-4 on February 21, 2001
          (Registration No. 333-55310)).

4.11 Security Agreement, dated as of January 23, 2001, made by the Company and certain of its subsidiaries in favor of HSBC Bank USA, as collateral agent (incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K on February 7, 2001 (Commission File No.
          1-6370)).

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

10.12     Fifth Amendment dated as of April 19, 2001, to the Asset Purchase
          Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended January 31, 2001
          (Commission File No. 1-6370)).

10.13     Sixth Amendment dated as of July 13, 2001, to the Asset Purchase
          Agreement dated as of October 30, 2000, between the Company and Conopco, Inc.

-----------------------

     The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

   (b)    Reports on Form 8-K.

     A Current Report on Form 8-K and Form 8-K/A dated July 13, 2001, was filed on July 20, 2001, reporting a change in our independent accountants under Item 4. Changes in Registrant's Certifying Accountant.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ELIZABETH ARDEN, INC.


Date:  September 11, 2001             By:  /s/ E. Scott Beattie
                                           ------------------------------
                                           E. Scott Beattie
                                           Chairman, President, Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)


Date:  September 11, 2001             By:  /s/ Stephen J. Smith
                                           ------------------------------
                                           Stephen J. Smith
                                           Executive Vice President, Chief
                                           Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)