Form 10-Q
period 2001-10-27
ELIZABETH ARDEN INC
filed 2001-12-11
CIK 95052

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 27, 2001

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

                                Yes  [X]   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Outstanding at
                    Class                         December 10, 2001
                    -----                         -----------------
        Common Stock, $.01 par value              17,618,096 shares

                      ELIZABETH ARDEN, INC.

                             INDEX TO FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                   Page No.
                                                                   --------
Item 1.  Financial Statements

         Consolidated Balance Sheets - January 31, 2001 and
         October 27, 2001 (Unaudited) . . . . . . . . . . . . . . .     3

         Unaudited Consolidated Statements of Operations  -
         Three and Nine Months Ended October 31, 2000 and
         October 27, 2001 . . . . . . . . . . . . . . . . . . . . .     4

         Unaudited Consolidated Statement of Shareholders' Equity -
         Nine Months Ended October 27, 2001 . . . . . . . . . . . .     5

         Unaudited Consolidated Statements of Cash Flow -
         Nine Months Ended October 31, 2000 and October 27, 2001. .     6

         Notes to Consolidated Financial Statements . . . . . . . .     7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .    16

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk. . . . . . . . . . . . . . . . . . . . . . . .    21

PART II  - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders. . . .    22

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    22

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except share data)
                                                  January 31, 2001      October 27, 2001
                                                  ----------------      ----------------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $ 17,695               $ 44,737
  Accounts receivable, net                             48,382                230,391
  Inventories                                         209,504                213,692
  Advances on inventory purchases                         993                    429
  Prepaid expenses and other assets                    13,087                 31,638
                                                     --------               --------
     Total current assets                             289,661                520,887
                                                     --------               --------

Property and equipment, net                            40,730                 38,676
                                                     --------               --------
Other assets:
  Exclusive brand licenses, trademarks and
   intangibles, net                                   227,232                216,023
  Debt financing costs                                 16,937                 15,123
  Deferred income taxes, net                            5,126                  5,126
  Other assets                                          3,461                  3,308
                                                     --------               --------
     Total other assets                               252,756                239,580
                                                     --------               --------
     Total assets                                    $583,147               $799,143
                                                     ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                    $ 22,945               $133,592
  Accounts payable - trade                             40,251                103,336
  Other payables and accrued expenses                  44,231                 89,245
  Current portion of long-term debt                     1,146                  2,313
                                                     --------               --------
     Total current liabilities                        108,573                328,486
                                                     --------               --------
Long-term debt, net                                   331,145                326,263
                                                     --------               --------
      Total liabilities                               439,718                654,749
                                                     --------               --------
Commitments and contingencies (See Note 6):

Convertible, redeemable preferred stock, Series D,
 $.01 par value (liquidation preference of
 $120 per share); 1,000,000 shares authorized;
 416,667 shares issued                                 35,000                 37,500
                                                     --------               --------

Shareholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 16,779,186 and 18,402,821 shares
   issued, respectively                                   168                    184
  Additional paid-in-capital                           46,408                 58,505
  Retained earnings                                    68,466                 55,290
  Treasury stock (995,400 and 1,014,309 shares
   at cost, respectively)                              (6,613)                (7,015)
  Accumulated other comprehensive loss                     --                    (70)
                                                     --------               --------
     Total shareholders' equity                       108,429                106,894
                                                     --------               --------
     Total liabilities and shareholders'
      equity                                         $583,147               $799,143
                                                     ========               ========

       See Accompanying Notes to Consolidated Financial Statements.

                                     3

                      ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (Dollars in thousands except per share data)
                                          Three Months Ended          Nine Months Ended
                                       October 31,   October 27,   October 31,  October 27,
                                          2000          2001          2000         2001
                                       -----------   -----------   -----------  -----------
Net sales                               $ 163,428     $ 302,962     $ 296,046    $ 572,046
Cost of sales                             116,593       153,929       211,247      294,992
                                        ---------     ---------     ---------    ---------
     Gross profit                          46,835       149,033        84,799      277,054

Operating expenses:
  Selling, general and
   administrative                          18,101        78,893        41,040      237,002
  Depreciation and amortization             2,951         7,683         8,858       22,819
                                        ---------     ---------     ---------    ---------
     Total operating expenses              21,052        86,576        49,898      259,821
                                        ---------     ---------     ---------    ---------

Income from operations                     25,783        62,457        34,901       17,233
                                        ---------     ---------     ---------    ---------
Other income (expense):
  Interest expense, net                    (5,253)      (11,506)      (14,718)     (34,199)
  Other                                        12          (166)          875         (126)
                                        ---------     ---------     ---------    ---------
     Other income (expense), net           (5,241)      (11,672)      (13,843)     (34,325)
                                        ---------     ---------     ---------    ---------
Income (loss) before income taxes          20,542        50,785        21,058      (17,092)
Provision (benefit) from income taxes       8,020        17,340         8,222       (6,416)
                                        ---------     ---------     ---------    ---------
Net income (loss)                          12,522        33,445        12,836      (10,676)
Accretion and dividend on preferred
 stock                                         --           833            --        2,500
                                        ---------     ---------     ---------    ---------
Net income (loss) attributable to
 common shareholders                    $  12,522     $  32,612     $  12,836    $ (13,176)
                                        =========     =========     =========    =========
Earnings (loss) per common share:
  Basic                                 $    0.95     $    1.85     $    0.97    $   (0.77)
                                        =========     =========     =========    =========
  Dilute                                $    0.83     $    1.48     $    0.85    $   (0.77)
                                        =========     =========     =========    =========
Weighted average number of
 common shares:
  Basic                                13,213,905    17,617,096    13,244,233   17,187,247
                                       ==========    ==========    ==========   ==========
  Diluted                              15,212,207    22,538,031    15,133,473   17,187,247
                                       ==========    ==========    ==========   ==========

           See Accompanying Notes to Consolidated Financial Statements.

                                4

                            ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                       (In thousands)
                                                                      Accumulated     Total
                      Common Stock   Additional            Treasury      Other        Share-
                      ------------    Paid-In    Retained   Common   Comprehensive   holders'
                     Shares  Amount   Capital    Earnings   Stock        Loss         Equity
                    -------------------------------------------------------------------------
Balance at
 January 31, 2001    16,779  $168    $46,408     $ 68,466  $(6,613)     $   -        $108,429

Issuance of common
 stock upon
 conversion of 7.5%
 subordinated
 convertible
 debenture              335     3      2,407                                            2,410

Issuance of common
 stock upon
 exercise of stock
 options                184     2      1,414                                            1,416

Issuance of common
 stock upon
 exercise of
 warrants             1,105    11      8,276                                            8,287

Accretion and
 dividend on
 convertible,
 redeemable
 preferred stock                                   (2,500)                             (2,500)

Repurchase of
 common stock                                                 (402)                      (402)

Comprehensive loss:
  Net loss                                        (10,676)                            (10,676)
  Foreign currency
   translation                                                           (70)             (70)
                    -------------------------------------------------------------------------
Total comprehensive
 loss                                             (10,676)               (70)         (10,746)
                    -------------------------------------------------------------------------
Balance at
 October 27, 2001    18,403  $184    $58,505     $ 55,290  $(7,015)     $(70)        $106,894
                    =========================================================================

           See Accompanying Notes to Consolidated Financial Statements.

                      ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                              (Dollars in thousands)
                                                                      Nine Months Ended
                                                                  October 31,   October 27,
                                                                     2000          2001
                                                                  -----------   -----------
Cash Flows from Operating Activities:
  Net income (loss)                                                 $ 12,836     $ (10,676)
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                   8,858        22,819
       Amortization of senior note offering costs and note premium       298         1,881
       Provision for write down of inventory                              --        10,300
    Changes in assets and liabilities:
       Increase in accounts receivable                               (86,126)     (182,009)
       Decrease (increase) in inventories and advances on
        inventory purchases                                            1,929       (13,924)
       Decrease (increase) in prepaid expenses and other assets          823       (20,665)
       Increase in accounts payable                                   18,441        63,085
       Increase in other payables and accrued expenses                   999        44,962
       Other                                                              --           (70)
                                                                    --------     ---------
            Net cash used in operating activities                   $(41,942)    $ (84,297)
                                                                    --------     ---------
Cash Flows from Investing Activities:
  Additions to property and equipment, net of disposals               (4,214)       (7,518)
                                                                    --------     ---------
            Net cash used in investing activities                     (4,214)       (7,518)
                                                                    --------     ---------
Cash Flows from Financing Activities:
  Net proceeds from short-term debt                                   30,995       110,647
  Payments on long-term debt                                          (1,921)       (1,091)
  Payments to retire convertible subordinated debentures              (2,184)
  Proceeds from the exercise of stock options                            169         1,416
  Proceeds from the exercise of stock purchase warrants                   --         8,287
  Proceeds from the conversion of preferred stock                          1
  Repurchase of common stock                                            (939)         (402)
                                                                    --------     ---------
            Net cash provided by financing activities                 26,121       118,857
                                                                    --------     ---------
Net (decrease) increase in Cash and Cash Equivalents                 (20,035)       27,042
Cash and Cash Equivalents at Beginning of Period                      22,144        17,695
                                                                    --------     ---------
Cash and Cash Equivalents at End of Period                          $  2,109     $  44,737
                                                                    ========     =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                                   $ 10,147     $  12,067
                                                                    ========     =========
  Income taxes paid during the period                               $ 12,898     $     145
                                                                    ========     =========

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

     Effective February 1, 2001, the Company changed its quarterly periods from a calendar month end quarter to a 13-week quarter. Since the Company will continue to have a January 31 fiscal year end, although the second and third quarters of every fiscal year will have thirteen weeks each, the first quarter will have less than thirteen weeks and the fourth quarter will have more than thirteen weeks. The three months ended October 27, 2001 had 91 days and the nine months ended October 27, 2001 had 269 days.

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

     The consolidated balance sheet of the Company as of January 31, 2001 is audited. The other consolidated financial statements are unaudited, but in the opinion of management contain all adjustments necessary to present fairly the consolidated balance sheet of the Company as of October 27, 2001, the consolidated statements of operations of the Company for the three and nine months ended October 31, 2000 and October 27, 2001, the consolidated statement of shareholders' equity for the nine months ended October 27, 2001, and the consolidated statements of cash flow for the nine months ended October 31, 2000 and October 27, 2001. Operating results for the three or nine months ended October 27, 2001 are not necessarily indicative of the results for the full fiscal year ended January 31, 2002.

     The Company has reclassified its results to present warehouse and shipping costs in cost of sales in order to conform its accounting practices and policies with those of the Elizabeth Arden business. This reclassification changes gross profit, as well as selling, general and administrative expense, but has no effect on income from operations or net income. Warehouse and shipping expenses reclassified as cost of sales were $8.2 million and $17.9 million for the three and nine months ended October 31, 2000. Additionally, certain other reclassifications have been made to conform the prior period financial statement presentation to the current period.

NOTE 2.   ARDEN ACQUISITION

     On January 23, 2001, the Company completed the acquisition of the assets of the Elizabeth Arden business (the "Arden acquisition") from Unilever N.V. and its affiliates ("Unilever"). The assets included certain trademarks and patents for the Elizabeth Arden brands of prestige fragrances, cosmetics and skin care lines including Red Door, 5th Avenue, Sunflowers, Visible Difference, Millenium and Ceramides. The Company also acquired the license for the Elizabeth Taylor fragrance brands including White Diamonds and Passion, as well as the trademarks for the White Shoulders fragrance brand.
In addition to the trademarks, patents and licenses, the Company acquired inventory, product returns, contract rights (including leases for distribution and office facilities worldwide), fixed assets (including equipment, tools and molds, furniture, and a manufacturing plant in South Africa), books and records and goodwill. The Company also assumed certain liabilities for product returns and demonstrator accruals. In addition to the assumed liabilities, the Company paid $190 million in cash at the closing (exclusive of fees and expenses of advisors), subject to final adjustment, and $50 million in aggregate liquidation preference of our Series D convertible preferred stock issued to Unilever. See Note 7.

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

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   INVENTORIES

     The components of inventory at January 31, 2001 and October 27, 2001 were as follows:

                                         January 31,     October 27,
          (Amounts in thousands)            2001            2001
                                         -----------     -----------
          Finished goods                  $151,491        $157,294
          Work in progress                  15,227          18,758
          Raw materials                     42,786          37,640
                                          --------        --------
                                          $209,504        $213,692
                                          ========        ========

NOTE 4.   SHORT-TERM DEBT

     In connection with the Arden acquisition in January 2001, the Company entered into the Credit Facility with a syndicate of banks for which Fleet is the administrative agent. The Credit Facility provides for borrowings on a revolving basis of up to $175 million, with a $25 million sublimit for letters of credit. In July 2001, the Credit Facility was amended to provide for a seasonal increase for 2001 with respect to the eligible inventory from $87.5 to $114 million. The Credit Facility is guaranteed by certain of the Company's direct subsidiaries and matures in January 2006. Loans under the revolving credit portion of the Credit Facility bear interest, at the option of the Company, at a floating rate ranging from either (i) 2.25% to 3.00% over the London InterBank Offered Rate ("LIBOR") or (ii) 1.00% to 1.75% over the Prime Rate as quoted by Fleet, in each case depending on the ratio of the Company's funded total debt to EBITDA (earnings before interest, taxes, depreciation and amortization). Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011. The Credit Facility contains several covenants, the more significant of which are that the Company: (i) cannot exceed certain levels of debt to EBITDA; (ii) must maintain certain levels of EBITDA to consolidated net interest expense; and (iii) must maintain a minimum amount of shareholders' equity. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $4 million of its common stock, $.01 par value per share ("Common Stock"), and to incur certain acquisition indebtedness. At October 27, 2001, the Company had an outstanding balance of approximately $133.6 million under the Credit Facility, together with approximately $500,000 in outstanding letters of credit issued under the Credit Facility. At October 27, 2001, the remaining availability under the Credit Facility, based upon eligible receivables and inventories as of that date, was approximately $40.9 million, together with approximately $500,000 of outstanding letters of credit issued. At January 31, 2001, the Company had an outstanding balance under the Credit Facility of approximately $22.9 million together with $1.3 million in outstanding letters of credit issued.

NOTE 5.   LONG-TERM DEBT

     The Company's long-term debt at January 31, 2001 and October 27, 2001 consisted of the following:

(Amounts in thousands)

Description                                January 31, 2001  October 27, 2001
-----------                                ----------------  ----------------
10 3/8% Senior Notes due May 2007, net         $157,030          $156,863
11 3/4% Senior Secured Notes due May 2011       160,000           160,000
8.5% Subordinated Debenture due in equal
 installments May 2002, 2003 and 2004, net        6,480             6,480
7.5% Convertible Subordinated Debentures
 due June 2006                                    2,410                --
J.P. Fragrances Debenture due May 2001            1,000                --
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                    5,371             5,233
                                               --------          --------
Total Debt                                      332,291           328,576
   Less Current Portion of Long-term Debt         1,146             2,313
                                               --------          --------
Total Long-term Debt, net                      $331,145          $326,263
                                               ========          ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   LONG-TERM DEBT   (Continued)

     On April 6, 2001, the Company called for redemption of the outstanding 7.5% Convertible Subordinated Debentures due June 2006. All debenture holders converted their debentures into Common Stock prior to the redemption date.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

     In connection with the Arden acquisition, the Company assumed lease obligations for a distribution facility in Roanoke, Virginia; office facilities in Stamford, Connecticut and Geneva, Switzerland; sales offices in the United States located in California, Georgia, Massachusetts, Missouri, North Carolina and Texas; a distribution facility in Puerto Rico; and sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, Spain, South Africa and the United Kingdom. During the nine months ended October 27, 2001, the Company entered into 1-3 year leases for additional warehouse facilities in Miami and Roanoke and a 15-year lease for offices in New York City. In addition, the Company entered into a 10-year extension for its Stamford offices. As a result of entering into the New York lease and the extension of the Stamford lease, the Company's lease commitments for these locations will average approximately $3.1 million annually for the next ten years.

     In connection with the Arden acquisition, the Company entered into a number of ancillary agreements with Unilever to facilitate the integration of the Elizabeth Arden business with the Company's business existing prior to the acquisition. The Company entered into an information technology services agreement, under which Unilever and its affiliates provide the Company with information technology services, software, infrastructure, equipment and other services for a fixed monthly fee of approximately $1 million. The information technology services agreement terminates on December 31, 2001 and is automatically renewable for one-year terms unless either party elects to terminate. The Company also entered into a manufacturing agreement under which Unilever manufactures fragrance and cosmetic products for the Company in a plant located in Las Piedras (Puerto Rico) through December 31, 2002. Pricing is based on a cost per piece. In addition, the Company entered into a distribution agreement with Unilever's distribution facility in Lille, France, to obtain order fulfillment services, for the Company's products in Europe. Under the distribution agreement, the Company pays a fixed fee per product shipped. The agreement terminates in March 2002 and the Company is negotiating an extension of time for the use of that facility.

     In July 2001, Unilever sold the Roanoke manufacturing plant, where many of the Company's skin care and cosmetic products were manufactured, to a third party. The Company entered into an agreement with the purchaser of the plant for it to continue to manufacture the Company's products at the plant through January 31, 2007. Pricing is based on specific fixed and variable cost standards that are to be established annually. For the twelve fiscal months following July 28, 2001, the Company anticipates incurring manufacturing costs of approximately $26.3 million (of which $10 million is a commitment of the Company with respect to fixed costs associated with the operation of the plant and the balance represents variable costs which are dependent on the volumes manufactured for the Company at the plant) under the new agreement with the purchaser of the plant.

     In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks damages of Canadian $55 million (approximately US$36 million at October 27, 2001) against each of the Company and Unilever. Management believes that the Company would be entitled to indemnification from Unilever to the extent the Company incurs losses as a result of actions by Unilever. Management believes that the claims against the Company lack merit, and the Company is vigorously contesting the matter.

     The Company is also a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims likely will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   CONVERTIBLE PREFERRED STOCK

     At October 27, 2001, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock"), issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of the Company's Common Stock, subject to certain restrictions, at a conversion price of $12 per share of Common Stock. The holder of the Series D Convertible Preferred Stock will be entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003, and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock will begin to accrue on January 23, 2003 and will be payable in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock at any time after February 2, 2002, subject to the waiver of certain restrictions under the Credit Facility and compliance with certain limitations under the indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. The Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, and the difference between the fair market value and the liquidation value of $50 million is being accreted over the life of the Series D Convertible Preferred Stock. For the three and nine months ended October 27, 2001, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $833,000 and $2.5 million respectively.

NOTE 8.  EARNINGS (LOSS) PER SHARE

     Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding Common Stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential Common Stock such as stock options, warrants and convertible securities. In addition, for the dilutive earnings per share calculation, the interest incurred on the convertible securities, net of tax, and the imputed preferred dividend accretion is added back to net income. Diluted loss per share equals basic loss per share for the nine months ended October 27, 2001, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EARNINGS (LOSS) PER SHARE   (Continued)

     The following table represents the computation of earnings per share for the three and nine months ended October 31, 2000 and October 27, 2001(in thousands except per share data):

                                           Three Months Ended         Nine Months Ended
                                        October 31,  October 27,   October 31,  October 27,
                                           2000         2001          2000         2001
                                        -----------  -----------   -----------  -----------
Basic
  Net income (loss) attributable
   to common shareholders                 $ 12,522     $ 32,612      $ 12,836    $(13,176)
                                          ========     ========      ========    ========
  Weighted average shares outstanding       13,214       17,617        13,244      17,187
                                          ========     ========      ========    ========
  Net income (loss) per basic share       $   0.95     $   1.85      $   0.97    $  (0.77)
                                          ========     ========      ========    ========

Diluted
  Net income (loss) attributable to
   common shareholders                    $ 12,522     $ 32,612      $ 12,836    $(13,176)

  Add: 7.5% Convertible Subordinated
       Debentures interest, net of tax          30           --            81          23

  Add: Dividend on Series D Convertible
       Preferred Stock                          --          625            --       1,875

  Add: Accretion on Series D Convertible
       Preferred Stock                          --          208            --         625
                                          --------     --------      --------    --------
       Net income (loss) as adjusted      $ 12,552     $ 33,445      $ 12,917    $(10,653)
                                          ========     ========      ========    ========
Weighted average shares outstanding         13,214       17,617        13,244      17,187
                                          --------     --------      --------    --------
Effect of diluted securities:
  Potential common shares -
   treasury method                           1,638          754         1,519       1,407
  Assumed conversion of 7.5% Convertible
   Subordinated Debentures                     360           --           370          94

  Series D Convertible Preferred Stock          --        4,167            --       4,167
                                          --------     --------      --------    --------
  Dilutive potential common shares           1,998        4,921         1,889       5,668
                                          --------     --------      --------    --------
Weighted average shares and potential
 dilutive shares                            15,212       22,538        15,133      17,187
                                          ========     ========      ========    ========
  Net income (loss) per diluted share     $   0.83     $   1.48      $   0.85    $  (0.77)
                                          ========     ========      ========    ========

     The following table shows the options to purchase shares of common stock that were outstanding during the three and nine month periods of fiscal 2001 and 2000 but were not included in the computation of diluted earnings loss per share because the option exercise price was greater than the average market price of the common shares:

                                     Three Months Ended              Nine Months Ended
                                 October 31,    October 27,      October 31,  October 27,
                                    2000           2001             2000         2001
                                 -----------    -----------      -----------  -----------
Number of shares under option    545,500        112,000          1,163,000      7,000
                                 =======        =======          =========      =====
Range of exercise price          $8.88-$16.38   $14.80-$20.30    $8.13-$16.38   $20.30
                                 ============   =============    ============   ======

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

Balance Sheet                                             January 31, 2001
                                        Company   Guarantors   Eliminations  Consolidated
                                       ---------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents            $  4,004    $ 13,691     $      -       $ 17,695
  Accounts receivable, net               50,212      (1,830)           -         48,382
  Inventories and advances on
   inventories                          188,536      21,961            --       210,497
  Intercompany receivable               211,216          --      (211,216)           --
  Prepaid expenses and other assets       8,543       4,544            --        13,087
                                       --------    --------     ---------      --------
       Total current assets             462,511      38,366      (211,216)      289,661
                                       --------    --------     ---------      --------
Property and equipment, net              34,147       6,583            --        40,730
                                       --------    --------     ---------      --------
Other assets:
  Exclusive brand licenses and
   trademarks, net                       47,162     180,070            --       227,232
  Other assets                           25,523           1            --        25,524
                                       --------    --------     ---------      --------
       Total other assets                72,685     180,071            --       252,756
                                       --------    --------     ---------      --------
Total assets                           $569,343    $225,020     $(211,216)     $583,147
                                       ========    ========     =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                      $ 22,945    $     --     $      --      $ 22,945
  Accounts payable   trade               39,223       1,028            --        40,251
  Intercompany payable                       --     211,216      (211,216)           --
  Other payables and accrued expenses    33,197      11,034            --        44,231
  Current portion of long-term debt       1,146          --            --         1,146
                                        --------    --------     ---------      --------
       Total current liabilities         96,511     223,278      (211,216)      108,573
                                       --------    --------     ---------      --------
Long-term debt, net                     331,145          --            --       331,145
                                       --------    --------     ---------      --------
       Total liabilities                427,656     223,278             (211,216)      439,718
                                       --------    --------     ---------      --------
Convertible, redeemable preferred
 stock                                   35,000          --            --        35,000
                                       --------    --------     ---------      --------
Shareholders' equity                    106,687       1,742            --       108,429
                                       --------    --------     ---------      --------
Total liabilities and shareholders'
 equity                                $569,343    $225,020     $(211,216)     $583,147
                                       ========    ========     =========      ========

                                12

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

Balance Sheet                                          October 27, 2001
                                        Company   Guarantors   Eliminations  Consolidated
                                       ---------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents            $ 31,648    $ 13,089     $      -       $ 44,737
  Accounts receivable, net              171,905      58,486            --       230,391
  Inventories and advances on
   inventories                          177,092      37,029            --       214,121
  Intercompany receivable               258,184      43,749      (301,933)           --
  Prepaid expenses and other assets       7,399      24,239            --        31,638
                                       --------    --------     ---------      --------
       Total current assets             646,228     176,592      (301,933)      520,887
                                       --------    --------     ---------      --------
Property and equipment, net              30,311       8,365            --        38,676
                                       --------    --------     ---------      --------
Other assets:
  Exclusive brand licenses and
   trademarks, net                       45,785     170,238            --       216,023
  Other assets                           23,477          80            --        23,557
                                       --------    --------     ---------      --------
       Total other assets                69,262     170,318            --       239,580
                                       --------    --------     ---------      --------
Total assets                           $745,801    $355,275     $(301,933)     $799,143
                                       ========    ========     =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                      $133,592    $     --     $      --      $133,592
  Accounts payable - trade               98,612       4,724            --       103,336
  Intercompany payable                       --     301,933      (301,933)           --
  Other payables and accrued expenses    41,906      47,339            --        89,245
  Current portion of long-term debt       2,313          --            --         2,313
                                       --------    --------     ---------      --------
       Total current liabilities        276,423     353,996      (301,933)      328,486
                                       --------    --------     ---------      --------
Long-term debt, net                     326,263          --            --       326,263
                                       --------    --------     ---------      --------
       Total liabilities                602,686     353,996      (301,933)      654,749
                                       --------    --------     ---------      --------
Convertible, redeemable preferred
 stock                                   37,500          --            --        37,500
                                       --------    --------     ---------      --------
Shareholders' equity                    105,615       1,279            --       106,894
                                       --------    --------     ---------      --------
Total liabilities and shareholders'
 equity                                $745,801    $355,275     $(301,933)     $799,143
                                       ========    ========     =========      ========

                                                   For the Three Months Ended
Statement of Operations                                October 27, 2001
                                        Company   Guarantors   Eliminations  Consolidated
                                       ---------------------------------------------------
Net sales                              $238,642    $77,320      $(13,000)      $302,962
Cost of sales                           129,501     24,428            --        153,929
                                       --------    -------      --------       --------
Gross profit                            109,141     52,892       (13,000)       149,033
                                       --------    -------      --------       --------

Selling, general and administrative      58,307     33,586       (13,000)        78,893
Depreciation and amortization             3,853      3,830            --          7,683
                                       --------    -------      --------       --------
Income from operations                   46,981     15,476            --         62,457
Interest and other income (expense)      (5,387)    (6,285)           --        (11,672)
                                       --------    -------      --------       --------
Income before income taxes               41,594      9,191            --         50,785
Provision for income taxes               14,202      3,138            --         17,340
                                       --------    -------      --------       --------
Net income                             $ 27,392    $ 6,053      $     --       $ 33,445
                                       ========    =======      ========       ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

                                                  For the Nine Months Ended
Statement of Operations                                October 27, 2001
                                        Company   Guarantors   Eliminations  Consolidated
                                       ---------------------------------------------------
Net sales                              $406,772    $191,595     $(26,321)      $572,046
Cost of sales                           238,589      56,403           --        294,992
                                       --------    --------     --------       --------
Gross profit                            168,183     135,192      (26,321)       277,054
                                       --------    --------     --------       --------

Selling, general and administrative     156,659     106,664      (26,321)       237,002
Depreciation and amortization            12,462      10,357           --         22,819
                                       --------    --------     --------       --------
(Loss) income from operations              (938)     18,171           --         17,233
Interest and other income (expense)     (15,411)    (18,914)          --        (34,325)
                                       --------    --------     --------       --------
Loss before income taxes                (16,349)       (743)          --        (17,092)
Benefit from income taxes                (6,138)       (278)          --         (6,416)
                                       --------    --------     --------       --------
Net loss                               $(10,211)   $   (465)    $     --       $(10,676)
                                       ========    ========     ========       ========

                                                  For the Nine Months Ended
Statement of Cash Flows                                October 27, 2001
                                        Company   Guarantors   Eliminations  Consolidated
                                       ---------------------------------------------------
Cash Flow from Operating
 Activities:
    Net cash (used in) provided by
     operating activities              $(92,990)   $  8,693     $     --       $(84,297)
                                       --------    --------     --------       --------
Cash Flow used in Investing
 Activities:
   Additions to property and
    equipment, net of disposals          (3,982)     (3,536)          --         (7,518)
                                       --------    --------     --------       --------
    Net cash used in investing
     activities                          (3,982)     (3,536)          --         (7,518)
                                       --------    --------     --------       --------
Cash Flow from Financing Activities:
    Net proceeds from short-term deb    110,647          --           --        110,647
  Payments on long-term debt             (1,091)         --           --         (1,091)
  Proceeds from the exercise of
   stock options                          1,416          --           --          1,416
  Proceeds from the exercise of
   stock purchase warrants                8,287          --           --          8,287
  Repurchase of common stock               (402)         --           --           (402)
                                       --------    --------     --------       --------

    Net cash provided by
     financing activities               118,857          --           --        118,857

Net increase in cash and cash
 equivalents                             21,885       5,157           --         27,042
Cash and cash equivalents at
 beginning of period                      4,004      13,691           --         17,695
                                       --------    --------     --------       --------
Cash and cash equivalents at
 end of period                         $ 25,889    $ 18,848     $     --       $ 44,737
                                       ========    ========     ========       ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
           ACTIVITIES

     The Company incurred the following non-cash financing and investing activities during the nine months ended October 27, 2001:

                                                   Nine Months Ended
          (Amounts in thousands)                   October 27, 2001
                                                   -----------------
          Conversion of 7.5% Convertible
           Subordinated Debentures (including
           accrued interest) into Common Stock          $2,410
                                                        ======
          Accretion and dividend on Series D
           Convertible Preferred Stock                  $2,500
                                                        ======

     There were no non-cash financing and investing activities during the nine months ended October 31, 2000.

NOTE 11.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective February 1, 2002 for the Company. While the Company is currently evaluating the impact of this new guidance, EITF 00-14 will likely result in a reclassification of certain advertising and promotional costs from selling, general and administrative expense to either revenue or cost of goods sold.

     In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective February 1, 2002 for the Company. While the Company is currently evaluating the impact of this new guidance, EITF 00-25 will likely result in a reclassification of certain advertising and promotional costs from selling, general and administrative expense to either revenue or cost of goods sold.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2003. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. The Company is currently in the process of assessing the potential impact of these new statements on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long- Lived Assets." The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 will be effective for the Company as of the beginning of February 1, 2002. The Company is currently evaluating the impact of this statement on its financial statements.

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

     On January 23, 2001, we acquired the Elizabeth Arden business, including the Elizabeth Arden lines of fragrance, skin care and cosmetics, the Elizabeth Taylor brands of fragrances and the White Shoulders fragrance brand, and related assets and liabilities. Our results of operations for the three and nine months ended October 27, 2001 include the results of the Elizabeth Arden business. See Note 2 to Notes to Consolidated Financial Statements.


     Our business is seasonal with higher sales occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. Our working capital borrowings are also seasonal and have historically been highest in the third quarter of our fiscal year, with cash collected on seasonal orders in our fourth quarter.

     Effective February 1, 2001, we changed our quarterly periods from a calendar month-end quarter to a 13-week quarter. Since we will continue to have a January 31 fiscal year end, although the second and third quarters of every fiscal year will have thirteen weeks each, the first quarter will have less than thirteen weeks and the fourth quarter will have more than thirteen weeks. The three months ended October 27, 2001 had 91 days and the nine months ended October 27, 2001 had 269 days.

Results of Operations

Three Months Ended October 27, 2001 Compared to the Three Months Ended October 31, 2000
------------------------------------------------------------------------------

     Net Sales. Net sales increased 85.4%, from $163.4 million for the three months ended October 31, 2000, to $303.0 million for the three months ended October 27, 2001, as a result of increased sales from the acquisition of the Elizabeth Arden business, partially offset by continued weakness in the retail environment. The increase in sales includes an increase in the number of products sold by us, particularly Elizabeth Arden skin care and cosmetics products and seasonal promotional gift sets, as well as an increase in our customer base, primarily internationally and in the U.S. prestige department store channel. A difficult economic environment aggravated by the terrorist events of September 11, 2001 depressed sales, particularly in the U.S. prestige department store channel and in the international travel retail market.

     Gross Profit. Gross profit increased 218.2%, from $46.8 million for the three months ended October 31, 2000, to $149.0 million for the three months ended October 27, 2001, and gross margins expanded from 28.7% to 49.2% for the corresponding periods, as a result of the acquisition of the Elizabeth Arden business. Following the acquisition, the mix of our sales has changed with significantly increased sales of higher margin owned and licensed brands relative to lower margin distributed brands. Also included in the gross margin for the three months ended October 27, 2001, are sales of Elizabeth Arden products we purchased prior to the acquisition, which are carried at a higher cost and result in a lower gross margin than sales of Elizabeth Arden products we manufactured after the acquisition. Once these lower margin products are sold, gross margins should increase. For the three months ended October 27, 2001, the effect on gross profit of selling Arden product purchased prior to the Arden acquisition was a reduction of gross profit of approximately $8.3 million. Excluding the $8.3 million effect of the Arden product purchased prior to the acquisition, the gross profit for the three months ended October 27, 2001, is $157.3 million, and the gross margin is 51.9%.

     SG&A. Selling, general and administrative expenses increased $60.8 million, or 335.8%, from $18.1 million for the three months ended October 31, 2000, to $78.9 million for the three months ended October 27, 2001, reflecting additional selling and administrative costs associated with the acquisition of the Elizabeth Arden business and the seasonal increase in sales. The products acquired as part of the Arden acquisition are supported by a higher level of promotional expenses, including advertising and demonstration expenses. As a result of the acquisition of the Elizabeth Arden business, we added approximately 1,600 employees worldwide and numerous offices and facilities.

     Depreciation and Amortization. Depreciation and amortization increased 160.4%, from $3.0 million for the three months ended October 31, 2000, to $7.7 million for the three months ended October 27, 2001, as a result of the depreciation and amortization associated with the assets acquired as part of the Arden acquisition. Approximately $4.2 million of the increase in depreciation and amortization represents depreciation and amortization of the assets acquired as part of the Elizabeth Arden business.

     Interest Expense, Net. Interest expense, net of interest income, increased by $6.3 million, or 119%, from $5.3 million for the three months ended October 31, 2000, to $11.5 million for the three months ended October 27, 2001, as a result of increased debt incurred to finance the acquisition of the Elizabeth Arden business and associated working capital requirements. The increased debt includes $160 million of 11 3/4% senior secured notes due 2011, as well as borrowings under our new $175 million revolving credit facility. See Notes 4 and 5 to Notes to Consolidated Financial Statements.

     Provision for Income Taxes. We recorded a provision for income taxes of $8.0 million for the three months ended October 31, 2000, in comparison to $17.3 million for the three months ended October 27, 2001. The effective tax rate calculated as a percentage of income before income taxes declined from 39% to 34% for the respective periods. The change in percentage reflects the inclusion of a number of foreign affiliates established following the acquisition of the Elizabeth Arden business. Generally, our foreign affiliates are taxed at a lower tax rate than our United States operations.

     Net Income. Net income increased $20.9 million, from net income of $12.5 million for the three months ended October 31, 2000, to $33.4 million for the three months ended October 27, 2001. The increase in net income was a result of higher sales and gross profit, somewhat offset by higher selling, general and administrative expenses, interest expenses and depreciation and amortization resulting from the Arden acquisition.

     Accretion and Dividend on Preferred Stock. As part of the purchase price for acquisition of the Elizabeth Arden business, we issued to an affiliate of Unilever 416,667 shares of series D convertible preferred stock. The series D convertible preferred stock was recorded at $35 million fair value, has a $50 million liquidation preference, and carries a 5% annual dividend yield, which begins accruing in January 2003. The accretion and dividend on preferred stock of $833,000 for the three months ended October 27, 2001, is a non-cash charge to net income attributable to common shareholders and represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock. See Note 7 to Notes to Consolidated Financial Statements.

     Net Income Attributable to Common Shareholders. Net income attributable to common shareholders increased by $20.1 million, from net income of $12.5 million for the three months ended October 31, 2000, to net income of $32.6 million for the three months ended October 27, 2001. The net income attributable to common shareholders includes net income plus the accretion and dividends associated with the series D convertible preferred stock.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $41.4 million from $28.7 million for the three months ended October 31, 2000, to $70.1 million for the three months ended October 27, 2001. The increase in EBITDA was the result of increases in sales and gross profits somewhat offset by higher selling, general and administrative expenses related to the acquisition of the Elizabeth Arden business.

Nine Months Ended October 27, 2001 Compared to the Nine Months Ended October 31, 2000


     Net Sales. Net sales increased 93.2%, from $296.0 million for the nine months ended October 31, 2000, to $572.0 million for the nine months ended October 27, 2001, as a result of increased sales from the acquisition of the Elizabeth Arden business, partially offset by a weak retail environment. The increase in sales includes an increase in the number of products sold by us, particularly Elizabeth Arden skin care and cosmetics products and seasonal promotional gift sets, as well as an increase in our customer base, primarily internationally and in the U.S. prestige department store channel. A weak economic environment, aggravated by the terrorist events of September 11, 2001, depressed sales particularly in the U.S. prestige department store channel and in the international travel retail market.

     Gross Profit. Gross profit increased 226.7%, from $84.8 million for the nine months ended October 31, 2000, to $277.1 million for the nine months ended October 27, 2001, and gross margins expanded from 28.6% to 48.4% for the corresponding periods, as a result of the acquisition of the Elizabeth Arden business. Following the acquisition, the mix of our sales has changed with significantly increased sales of higher margin owned and licensed brands relative to lower margin distributed brands. During the second quarter of fiscal 2002, we recorded a non-cash inventory provision of $10.3 million to write down certain distributed brands and non-core product offerings that the Company does not intend to continue to carry due to retailer planogram updates and to expedite the sales of excess inventory, particularly previously unsold gift sets and other promotional merchandise. Included in the gross margin for the nine months ended October 27, 2001, are sales of Elizabeth Arden products we purchased prior to the acquisition, which are carried at a higher cost and result in a lower gross margin than sales of Elizabeth Arden products we manufactured after the acquisition. Once these lower margin products are sold, gross margins should increase. For the nine months ended October 27, 2001, the effect on gross profit of selling Arden product purchased prior to the Arden acquisition was a reduction of gross profit of approximately $16.5 million. Excluding the inventory provision and the effect of the high cost products purchased prior to the acquisition, gross profit would have totaled $303.9 million with a gross margin of 53.1%.

     SG&A. Selling, general and administrative expenses increased $196.0 million, or 477.5%, from $41.0 million for the nine months ended October 31, 2000, to $237.0 million for the nine months ended October 27, 2001, reflecting additional selling and administrative costs associated with the acquisition of the Elizabeth Arden business and the seasonal increase in sales. The products acquired as part of the Arden acquisition are supported by a higher level of advertising and promotional expenses. As a result of the acquisition of the Elizabeth Arden business, we added approximately 1,600 employees worldwide and numerous offices and facilities.

     Depreciation and Amortization. Depreciation and amortization increased 157.6%, from $8.9 million for the nine months ended October 31, 2000, to $22.8 million for the nine months ended October 27, 2001, primarily as a result of the depreciation and amortization associated with the assets acquired as part of the Arden acquisition. Approximately $13.0 million of the increase in depreciation and amortization represents depreciation and amortization of the assets acquired as part of the Elizabeth Arden business.

     Interest Expense, Net. Interest expense, net of interest income, increased by $19.5 million, or 132.4%, from $14.7 million for the nine months ended October 31, 2000, to $34.2 million for the nine months ended October 27, 2001, as a result of increased debt incurred to finance the acquisition of the Elizabeth Arden business and associated working capital requirements. The increased debt includes $160 million of 11 3/4% senior secured notes due 2011, as well as borrowings under our new $175 million revolving credit facility. See Notes 4 and 5 to Notes to Consolidated Financial Statements.

     Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes of $8.2 million for the nine months ended October 31, 2000, as compared to a benefit from income taxes of $6.4 million for the nine months ended October 27, 2001. The effective tax rate calculated as a percentage of income (loss) before income taxes declined from 39% to 38% for the respective periods. The change in percentage reflects the inclusion of a number of foreign affiliates established following the Arden acquisition, which are taxed at a lower tax rate than our United States operations.

     Net Income (Loss). Net loss increased $23.5 million, from net income of $12.8 million for the nine months ended October 31, 2000, to net loss of $10.7 million for the nine months ended October 27, 2001. The increase in net loss was a result of higher selling, general and administrative expenses, interest expenses, depreciation and amortization resulting from the acquisition of the Elizabeth Arden business and the non-cash inventory provision, which more than offset increases in sales and gross profit.

     Accretion and Dividend on Preferred Stock. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to an affiliate of Unilever 416,667 shares of series D convertible preferred stock. The series D convertible preferred stock was recorded at $35 million fair value, has a $50 million liquidation preference, and carries a 5% annual dividend yield, which begins accruing in January 2003. The accretion and dividend on preferred stock of $2.5 million for the nine months ended October 27, 2001, is a non-cash charge to net loss attributable to common shareholders and represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock. See Note 7 to Notes to Consolidated Financial Statements.

     Net Income (Loss) Attributable to Common Shareholders. Net loss attributable to common shareholders increased by $26.0 million, from net income of $12.8 million for the nine months ended October 31, 2000, to a net loss of $13.2 million for the nine months ended October 27, 2001. The net loss attributable to common shareholders includes net loss plus the accretion and dividends associated with the series D convertible preferred stock.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $3.7 million, from $43.8 million for the nine months ended October 31, 2000, to $40.1 million for the nine months ended October 27, 2001. The decrease in EBITDA was the result of higher selling, general and administrative expenses related to the acquisition of the Elizabeth Arden business and the non-cash inventory provision, which more than offset the increase in gross profit.

Financial Condition

     We used $84.3 million of cash in operating activities for the nine months ended October 27, 2001, as compared with $41.9 million of cash used in operating activities for the nine months ended October 31, 2000. The increase in cash used in operating activities following the acquisition of the Elizabeth Arden business was primarily a result of a decrease in net income (net of non-cash amortization and depreciation), plus increases in accounts receivable, prepaid expenses and other assets, and inventories, offset partially by increases in accounts payable and other payables and accrued expenses. Accounts receivable increased due to the increase in net sales. We did not acquire accounts receivable or accounts payable as part of the acquisition of the Elizabeth Arden business.

     Net cash used in investing activities increased from $4.2 million for the nine months ended October 31, 2000, to $7.5 million for the nine months ended October 27, 2001, reflecting higher capital expenditures, particularly in-store displays and fixtures associated with the Elizabeth Arden business acquired.

     Net cash provided by financing activities increased from $26.1 million for the nine months ended October 31, 2000, to $118.9 million for the nine months ended October 27, 2001, as a result of increased borrowings required to fund our working capital needs in anticipation of the holiday season. Cash and cash equivalents increased from $2.1 million as of October 31, 2000, to $44.7 million as of October 27, 2001, reflecting an increase in domestic cash as well as an increase in required cash on hand to fulfill the needs of foreign affiliates.

     We have a credit facility with a syndicate of banks for which Fleet is the administrative agent, which provides borrowings of up to $175 million on a revolving basis with a $25 million sublimit for letters of credit. Borrowings under the credit facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. In July 2001, the credit facility was amended to provide for a seasonal increase in 2001 with respect to the eligible inventory from $87.5 to $114 million. See Note 4 to the Notes to Consolidated Financial Statements. At October 27, 2001, we had borrowings of $133.6 million under the credit facility and approximately $500,000 of outstanding letters of credit. At October 27, 2001, the remaining availability under the credit facility, based upon eligible receivables and inventories as of that date, was approximately $40.9 million. We believe that cash from operations, the availability under our credit facility and other available financing alternatives should be adequate to support currently planned business operations and capital expenditures.

     In fiscal 2000, our board of directors authorized a share repurchase program that allows us to purchase up to an aggregate of $10 million of our common stock. As of October 27, 2001, we had repurchased an aggregate of 1,014,309 shares of common stock under the share repurchase program at an average price of $6.92.

Recently Issued Accounting Standards

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective February 1, 2002 for the Company. While the Company is currently evaluating the impact of this new guidance, EITF 00-14 will likely result in a reclassification of certain advertising and promotional costs from selling, general and administrative expense to either revenue or cost of goods sold.

     In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective February 1, 2002 for the Company. While the Company is currently evaluating the impact of this new guidance, EITF 00-25 will likely result in a reclassification of certain advertising and promotional costs from selling, general and administrative expense to either revenue or cost of goods sold.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2003. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. The Company is currently in the process of assessing the potential impact of these new statements on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long- Lived Assets." The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 will be effective for the Company as of the beginning of February 1, 2002. The Company is currently evaluating the impact of this statement on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. As of October 27, 2001, we had approximately $133.6 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions to mitigate interest rate risk, as most of our debt bears a fixed rate.

     Foreign Currency Risk. We conduct our business in various regions of the world and export and import products to and from several countries. Approximately 25% of our annual sales are denominated in currencies other than the U.S. dollar, principally the Euro, British pound, and Australian dollar. Our costs are denominated in a variety of currencies including the U.S. dollar, Swiss franc and Euro. Changes in exchange rates measured against the average exchange rates for the year 2000 did not have a material impact on reported results in the first nine months of fiscal 2001. Foreign exchange hedging activities intended to reduce the exposure of our cash flows to fluctuations in currency rates commenced in the third quarter of fiscal 2002. The impact of our foreign exchange hedging activities was not material to our results of operations. As of October 27, 2001 we had two open foreign exchange hedging contracts in the form of forward exchange contracts both maturing October 30, 2001, with a notional value of approximately $1.8 million and an unrealized loss of approximately $6,500. We do not engage in hedging for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating exchange rates. Our results of operations are reported in U.S. dollars. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may decrease our operating cash flow.

PART II.   OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on September 13, 2001, in Miami Lakes, Florida.

(b) The following directors were elected at the Annual Meeting effective September 13, 2001: E. Scott Beattie, J. W. Nevil Thomas, Fred Berens, Richard C. W. Mauran, George Dooley and William M. Tatham.

(c) The shareholders voted at the Annual Meeting on the matters set forth below. There were no broker non-votes.

     1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

                                                      Votes Cast
                                                               Against or
                                                 For            Withheld
                                              ----------       ----------
         E. Scott Beattie                     12,258,118        1,276,939
         J. W. Nevil Thomas                   13,477,811           57,246
         Fred Berens                          13,476,811           58,246
         Richard C. W. Mauran                 13,477,811           57,246
         George Dooley                        13,477,811           57,246
         William M. Tatham                    13,475,511           59,546

     2. The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending January 31, 2002, was 13,448,619 for, 85,852 against and 586 withheld.

(d)   Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                            Description
-------  --------------------------------------------------------------------
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

Exhibit
Number                            Description
-------  --------------------------------------------------------------------
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

4.7 First Amendment to Amended and Restated Credit Agreement dated as of July 20, 2001, between Fleet National Bank, as administrative agent, the banks listed on the signature pages thereto and the Company (incorporated herein by reference to Exhibit 4.7 filed as part of the Company's Form 10-Q for the quarter ended July 28, 2001
         (Commission File No. 1-6370)).

4.8      Amended and Restated Security Agreement dated as of January 29,
         2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

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

Exhibit
Number                            Description
-------  --------------------------------------------------------------------
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

10.12    Fifth Amendment dated as of April 19, 2001, to the Asset Purchase
         Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended January 31, 2001
         (Commission File No. 1-6370)).

10.13    Sixth Amendment dated as of July 13, 2001, to the Asset Purchase
         Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended July 28, 2001
         (Commission File No. 1-6370)).

------------------------------

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

                                     ELIZABETH ARDEN, INC.


Date: December 11, 2001              By:  /s/ E. Scott Beattie
                                          -----------------------------------
                                          E. Scott Beattie
                                          Chairman, President, Chief
                                           Executive Officer and
                                           Director
                                          (Principal Executive Officer)


Date: December 11, 2001              By:  /s/ Stephen J. Smith
                                          -----------------------------------
                                          Stephen J. Smith
                                          Executive Vice President and Chief
                                           Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)