Form 10-K
period 2002-01-31
ELIZABETH ARDEN INC
filed 2002-05-01
CIK 95052

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2002

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of April 25, 2002 was approximately $181 million based on the $12.55 per share average of the bid and ask prices for the Common Stock on the Nasdaq National Market on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant's directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

         As of April 25, 2002, the registrant had 17,568,749 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Part III - Portions of the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be held on June 25, 2002.

                             Elizabeth Arden, Inc.

                                   FORM 10-K

                               TABLE OF CONTENTS

Part I                                                                                 Page
                                                                                       ----
Item 1.     Business.................................................................    3

Item 2.     Properties...............................................................   10

Item 3.     Legal Proceedings........................................................   10

Item 4.     Submission of Matters to a Vote of Security Holders......................   10

Part II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters......................................................   11

Item 6.     Selected Financial Data..................................................   12

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................   13

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............   20

Item 8.     Financial Statements and Supplementary Data..............................   22

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................................   48

Part III

Item 10.    Directors and Executive Officers of the Company..........................   49

Item 11.    Executive Compensation...................................................   49

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management...........................................................   49

Item 13.    Certain Relationships and Related Transactions...........................   49

Part IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K......................................................   50

Signatures  .........................................................................   53

IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ELIZABETH ARDEN, INC. IS HEREBY PROVIDING CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS (AS DEFINED IN SUCH ACT) MADE IN THIS ANNUAL REPORT ON FORM 10-K. ANY STATEMENTS THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES SUCH AS "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATED," "INTENDS," "PLANS" AND "PROJECTION") ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING AND MAY INVOLVE ESTIMATES AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, ANY SUCH STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO, AND ARE ACCOMPANIED BY, THE FOLLOWING KEY FACTORS THAT HAVE A DIRECT BEARING ON OUR RESULTS OF OPERATIONS: OUR SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS; OUR ABILITY TO SUCCESSFULLY AND COST-EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES OR NEW BRANDS; THE ABSENCE OF CONTRACTS WITH OUR CUSTOMERS OR SUPPLIERS AND OUR ABILITY TO MAINTAIN AND DEVELOP RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS; THE RETENTION AND AVAILABILITY OF KEY PERSONNEL; CHANGES IN THE RETAIL, FRAGRANCE AND COSMETIC INDUSTRIES; OUR ABILITY TO LAUNCH NEW PRODUCTS AND IMPLEMENT OUR GROWTH STRATEGY; GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; RISKS OF INTERNATIONAL OPERATIONS; SUPPLY CONSTRAINTS OR DIFFICULTIES; AND OTHER RISKS AND UNCERTAINTIES. WE CAUTION THAT THE FACTORS DESCRIBED HERE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS WE MAKE AND THAT INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHER, ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE, AND WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES. NEW FACTORS EMERGE FROM TIME TO TIME, AND IT IS NOT POSSIBLE FOR US TO PREDICT SUCH FACTORS. FURTHER, WE CANNOT ASSESS THE IMPACT OF EACH SUCH FACTOR ON OUR RESULTS OF OPERATIONS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1.  BUSINESS

General

         Elizabeth Arden, Inc., a corporation established in Florida in 1960, is a leading global marketer and manufacturer of prestige beauty products. Our portfolio of leading fragrance brands includes Elizabeth Arden's Red Door, 5th Avenue, Elizabeth Arden green tea and Sunflowers, Elizabeth Taylor's White Diamonds and Passion, White Shoulders, Geoffrey Beene's Grey Flannel, Halston, Halston Z-14, PS Fine Cologne for Men, Design and Wings by Giorgio Beverly Hills. Our skin care brands include Elizabeth Arden's Visible Difference, Ceramides, and Millenium. Our cosmetics products include lipstick, foundation and other color cosmetics products under the Elizabeth Arden brand name. In addition to the brands we own and license, we also distribute more than 125 prestige fragrance brands to many retailers in the United States, providing us with a broader portfolio of brands. Internationally we also distribute select fragrances, in addition to our owned and licensed brands.

         We sell our prestige beauty products in more than 40,000 separate retail locations in the United States and internationally, including mass retailers such as Wal-Mart, Target, Walgreens, and CVS, mid-tier retailers such as JCPenney, Sears and Kohl's, prestige department stores such as Dillard's, The May Company, Federated Department Stores, Belk's and Nordstrom and international retailers such as Boots, Debenhams and Sephora. In the United States, we currently sell our skin care and cosmetic products primarily in prestige department stores and our fragrances in prestige department stores, mass and mid-tier retailers. We also sell our Elizabeth Arden brands of fragrances, skin care and cosmetics products in over 90 other countries worldwide through perfumeries, boutiques and department stores, and through travel retail outlets such as duty free shops and airport boutiques. In fiscal 2002, net sales in the United States were $512.4 million (comprising approximately 70% of total net sales), while net sales outside the United States were $219.1 million (comprising approximately 30% of total sales). Our most important foreign countries in terms of net sales during fiscal 2002 were the United Kingdom with approximately $37 million, Canada with approximately $18 million, and Italy with approximately $16 million.

         We provide a portfolio of products and value-added services to our customers in the United States. We distinguish ourselves from other prestige beauty companies by offering a large selection of brands and tailoring the marketing, promotion, size and packaging of our products to suit our customers. We also provide our customers with value-added services, including category and inventory management and fulfillment services that our competitors do not typically provide. We believe that the breadth of products and level of services we provide have enabled us to gain a leading share of the mass and mid-tier retail prestige beauty products markets in the United States in particular, and to become an important and valued supplier for many of our customers. For example, JCPenney designated us as their Supplier of the Year in our category in each of the past three years and Wal-Mart designated us as their Supplier of the Year in our category in 1999.

         On January 23, 2001, we acquired the Elizabeth Arden business, including the Elizabeth Arden line of fragrance skin care and cosmetic brands, the Elizabeth Taylor fragrance brands and the White Shoulders fragrance brand from affiliates of Unilever N.V. Following the acquisition, we changed our name to Elizabeth Arden, Inc. As a result of this acquisition, our sales almost doubled from approximately $382 million in fiscal 2001 to $732 million in fiscal 2002 and our international sales also increased significantly from $4.1 million in fiscal 2001 to $219.1 million in fiscal 2002. Prior to this acquisition, we were involved primarily in the marketing and sales of fragrance products in the United States and international sales were not material. Net sales grew from $215 million in fiscal 1998 to $382 million in fiscal 2001, largely as a result of the increased selection of products offered from brand acquisitions and new supplier relationships and increased services provided to our retailers.

Business Strategy

         We seek to continue our growth as a leading marketer and manufacturer of prestige beauty products worldwide by implementing the following strategies:

         Enhance Brand Performance. We intend to increase the sales and profitability of our brands through our marketing expertise coupled with our direct distribution capability. Our brands are promoted through consistent use of logos, packaging and advertising designed to enhance their images and differentiate them from other brands. We recently announced that actress Catherine Zeta-Jones will serve as our global spokesperson to market our Elizabeth Arden lines. In addition, we reinvigorate our brand portfolio with new brand introductions and extensions. For example, during fiscal 2002 we introduced Brilliant White Diamonds, an extension of the popular Elizabeth Taylor White Diamonds brand and Spiced Green Tea, an extension of our Elizabeth Arden green tea line and Unbound for Women, a new product for the Halston brand. During the current fiscal year, we are planning launches of a new Elizabeth Arden and a new Elizabeth Taylor fragrance.

         Strengthen and Expand Relationships with Retailers. We intend to increase the sales volume of our products by expanding our customer base and by continuing to develop innovative services that help our customers to maximize their sales of prestige beauty products. For example, we recently developed an open sell program for selected retailers in the United States in which we package individual pieces in a security-coded plastic envelope so that retailers can place the products on open display counters and shelves rather than in locked cases. Three of our largest customers have recently implemented open sell programs and we believe that the open sell format will contribute to increases in units sold by these retailers.

         Pursue Business Efficiencies. The combination of the Elizabeth Arden business with our existing business significantly increased the scale of our operations and provides opportunities to improve our operating efficiency. During fiscal 2002, we integrated the personnel from both businesses, consolidated warehouse locations, implemented cost reduction programs, transitioned the Elizabeth Arden businesses in France, Germany and Japan to a distribution model and realigned our prestige department store business to reduce expenses. We continue to pursue additional business efficiencies including reducing our overhead expenses, integrating our information technology platforms, and realizing volume purchasing benefits.

         Acquire Control of Additional Prestige Brands. We intend to continue to opportunistically acquire control of additional brands that enjoy established consumer loyalty but can be more profitably managed. We previously served as a distributor for several of the brands that we acquired and we believe that our familiarity with these brands prior to their acquisition, along with our strong market position, contributed significantly to our ability to integrate them into our operations. We believe that our acquisition of ownership or control of brands enables us to generate higher gross margins and greater overall profits. While we continually review acquisition opportunities for prestige fragrance brands, we have no commitments or agreements for any acquisitions at the current time.

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

Products

         Fragrance. We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, body spray, men's cologne and gift sets. Each fragrance is sold in a variety of sizes and packaging arrangements. In addition, each fragrance line may be complemented by ancillary bath and body products, such as soaps, deodorants, body lotions, gels, creams and dusting powder, that are based on the particular fragrance. We tailor the size and packaging of the fragrance to suit the particular target customer. Our fragrance products generally retail at prices ranging from $20 to $100, depending on the size of the product.

         Our owned and licensed brands include Elizabeth Arden brands such as Red Door, 5/th/ Avenue, Splendor, Sunflowers and Elizabeth Arden green tea, the Elizabeth Taylor brands such as White Diamonds and Passion, the Halston brands Halston and Halston Z-14, Geoffrey Beene's Grey Flannel, Wings by Giorgio Beverly Hills, White Shoulders, PS Fine Cologne for Men, Design and Casual. In addition to the brands we own and license, we also distribute fragrances under brands manufactured by others, principally to mass and mid-tier retailers. For the year ended January 31, 2002, net sales of fragrance and ancillary products amounted to $542.5 million, or approximately 74% of our net sales. Net sales of fragrance and ancillary products accounted for substantially all of our net sales during prior fiscal year periods.

         Skin care. Under the Elizabeth Arden name, our skin care line includes a broad range of products for both men and women such as moisturizers, creams, lotions, cleansers and sunscreens. Many of the products are designed for use on a particular part of the body such as the face, or address a particular problem such as aging or dry skin. We sell skin care products internationally and in the United States in prestige department stores and, to a lesser extent, through independently operated Elizabeth Arden salons and stores. Our skin care products generally retail at prices ranging from $15 to $60. We frequently market skin care products with samples or gifts. We market our skin care products under the Elizabeth Arden brand including products such as Visible Difference, Ceramides and Millenium. For the year ended January 31, 2002, net sales of skin care products totaled $119.0 million or approximately 16% of our net sales.

         Cosmetics. Under the Elizabeth Arden name, we offer a variety of cosmetics including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. We sell our cosmetics internationally and in the United States in prestige department stores, and, to a lesser extent, through independently operated Elizabeth Arden salons and stores. Our cosmetics products generally retail at prices ranging from $10 to $28. For the year ended January 31, 2002, net sales of cosmetics amounted to $70.0 million, or approximately 10% of our net sales.

         We use third-party contract manufacturers in the United States and Europe to obtain substantially all raw materials, components and packaging products and for the manufacture of finished products relating to our owned and licensed brands. In order to transition the manufacture of the brands acquired as part of the Elizabeth Arden business, we entered into manufacturing agreements with affiliates of Unilever to manufacture certain of our products for a limited period of time. Under a manufacturing agreement for Unilever's Las Piedras, Puerto Rico plant, Unilever will manufacture for us the Elizabeth Arden and Elizabeth Taylor fragrance products until December 31, 2002. Pricing is based on a cost per piece. Our Elizabeth Arden skin care and cosmetic products are manufactured largely out of a manufacturing plant in Roanoke,

Virginia, which until July 2001 was owned by Unilever. In July 2001, Cosmetic Essence Inc. acquired this plant and we entered into a contract expiring on January 31, 2007 to continue such manufacturing. Pricing is based on fixed and variable costs to be established annually.

         Except for the Roanoke and Las Piedras agreements, as is customary in our industry, we generally do not have long-term or exclusive contracts with manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 21% of our cost of sales for the fiscal year ended January 31, 2002. The loss of, or a significant adverse change in, the relationship between us and any of our major fragrance manufacturers or suppliers of distributed brands could have an adverse effect on our business, financial condition and results of operations.

Trademarks, Licenses and Patents

         We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance and skin care brands including Elizabeth Arden's Red Door, 5/th/ Avenue, Visible Difference, Millenium and Sunflowers, Halston Z-14, Halston, PS Fine Cologne for Men and Design. We have registered these trademarks, or have applications pending, in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

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

         We also have the right, under various exclusive distributor and license agreements to distribute other fragrances in various territories and to use the registered trademarks of third parties in connection with the sale of these products.

         A number of our products incorporate patented or patent-pending formulations. In addition, several of our packaging methods, components and products are covered by design patents, patent applications and copyrights. As part of the Arden acquisition, we entered into non-exclusive cross-license agreements regarding certain of these patents with Unilever. Substantially all of our trademarks and all of our patents are held by us or by our United States subsidiaries.

Sales and Distribution

         In the United States, we sell our fragrance products primarily to mass retailers including Wal-Mart, Target, Walgreens and CVS; mid-tier retailers, including department stores such as JCPenney, Sears and Kohl's; and to the prestige department stores, including traditional department stores such as Dillard's, The May Company, Macy's and Nordstrom. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in the United States primarily in prestige department stores. Our sales staff and marketing support personnel are organized by customer account based upon type and location of the customers. Our sales force routinely visits retailers to assist in the merchandising, layout and stocking of selling areas. Our fulfillment capabilities enable us to reliably process, assemble and ship small orders on a timely basis. We use this ability to assist our customers in their retail distribution through "drop ship" programs direct to stores and by supporting their sales of beauty products over the Internet. We serve as a source of products for a number of internet-based retailers, as well as for traditional retailers' web-based operations including Wal-mart.com and JCPenney.com. Sales to Internet retailers are not material to our results of operations.

         We also sell our prestige products in the Elizabeth Arden beauty salons, which are owned and operated by an unrelated third party. We receive a licensing fee of between 1% and 2% of the total net sales from each of the salons for the use of the "Elizabeth Arden" name.

         In addition to our United States distribution, our products are sold in approximately 90 other countries worldwide through department stores, perfumeries, pharmacies, specialty retailers, "duty free" shops and other retail shops and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through selected local distributors under contractual arrangements. We manage our international operations from our offices in Geneva, Switzerland.

         As is customary in the beauty industry, we do not generally have long-term or exclusive contracts with any of our retail customers. Sales to customers are generally made pursuant to purchase orders. We believe that our continuing relationships with our customers are based upon our ability to provide a wide selection and reliable source of prestige beauty products, our expertise in marketing and new product introduction, as well as our ability to provide value-added services, including our category management services, to United States mass-market and mid-tier retailers.

         Our ten largest customers accounted for approximately 43.4% of net sales for the fiscal year ended January 31, 2002. The only customer who accounted for more than 10% of our net sales during that period was Wal-Mart on a global basis accounting for 10.2% of our net sales. The loss of, or a significant adverse change in the relationship between any of our key customers and us could have a material adverse effect on our business, financial condition and results of operations.

         The industry practice for businesses that market beauty products has been to grant department stores the right to return merchandise. We typically limit return rights to department stores and to certain promotional items offered under our owned and licensed brands. We establish reserves and provide allowances for returns of such products at the time of sale. Our reserves and allowances are reviewed and updated as needed during the year, and additions to these reserves and allowances may be required, typically resulting from poor retail sales of our products. Additions to return reserves or returns in excess of reserves and allowances may have a negative impact on our financial results. We have a sales organization which sells returned products.

Marketing

         Our marketing approach emphasizes a consistent global image for our brands. We use print, television and radio advertising, as well as point-of-sale merchandising including displays and sampling. Our marketing efforts also benefit from cooperative advertising programs with our retailers, often linked with particular promotions. In our department store channel, we periodically promote our brands with "gift with purchase" and "purchase with purchase" programs. At in-store counters, sales representatives offer personal demonstrations to market individual products. We also engage in extensive sampling programs.

         With many of our retail customers we provide very extensive marketing services. Our marketing personnel often design model schematic planograms for the customer's fragrance department, identify trends in consumer preferences and adapt the product assortment to these trends, conduct training programs for the customer's sales personnel and manage in store "special events". Our marketing personnel also work to design gift sets tailored to customer's needs. For certain customers we provide comprehensive sales analysis and active management of the prestige fragrance category. We believe these services distinguish us from our competitors and contribute to customer loyalty.

         Each of our fragrance, skin care and cosmetics products is distinctively positioned and is marketed with consistent logos and packaging. Our marketing personnel work closely with customers to develop new products and extensions of our well-established brands. New product introduction is an important element in attracting consumers to our brands and in creating brand excitement with our retail customers. During fiscal 2002, we introduced a number of brand extensions such as Brilliant White Diamonds, Spiced Green Tea and Iced Green Tea, as well as successfully launching Unbound for Women, a new Halston fragrance, in select department stores. During the current fiscal year, we intend to launch a new Elizabeth Arden and a new Elizabeth Taylor fragrance and to relaunch the Elizabeth Arden cosmetic line internationally. Product development costs have not been material during the last three fiscal years.

Seasonality

         Our operations have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2002, approximately 63% of the Company's net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements, and cash flows can vary significantly between quarters of the same and different years. As a result, the Company expects to experience variability in net sales and net income on a quarterly basis.

Management Information Systems

Our key management information systems consist of:

         . accounting, forecasting, purchasing and order-entry software systems;
         . electronic data interchange systems, which allow our customers to order products electronically from us and to be invoiced electronically for those orders; and
         . warehouse management systems, which assist us in facilitating and managing the receipt and shipment of products.

         As a whole, these management information systems provide on-line, real-time information for our sales, purchasing, warehouse and financial departments. Our information systems form the basis of a number of the value-added services that we provide to our customers, including vendor managed inventory, inventory replenishment, customer billing, sales analysis, products' availability and pricing information, and expedited order processing. Our information systems also support our customers' retail sales over the Internet.

         In order to transition the use of information systems relating to the Elizabeth Arden business, we entered into an information technology services agreement with affiliates of Unilever for information technology, software, infrastructure, equipment and other services as part of the Arden acquisition. The agreement terminates on December 31, 2002 and will be automatically renewed for additional one-year terms, provided that upon termination and at our request, Unilever will use reasonable efforts to provide these services for up to two years after termination.

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

         We believe that we compete primarily on the basis of product recognition, quality, performance, price, and our emphasis on providing value-added customer services, including category management services, to certain retailers. There are products which are better-known and more popular than the products manufactured or supplied by us. Many of our competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than we do, as well as have greater name recognition and the ability to develop and market products similar to and competitive with those manufactured by us.

Employees

         As of April 15, 2002, we had approximately 2,000 full and part-time employees in the United States and approximately 18 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various sales capacities.

Executive Officers of the Company

         The following sets forth, as of April 25, 2002, the names and ages of each person who is an executive officer of our company, the positions they hold and business experience:

Name                   Age  Position with the Company
----                   ---  -------------------------

E. Scott Beattie       43   Chairman, President and Chief Executive Officer
Paul F. West           52   Executive Vice President and Chief Operating Officer
Stephen J. Smith       42   Executive Vice President and Chief Financial Officer
Ronald L. Rolleston    46   Executive Vice President, Global Marketing and
                            Prestige Sales
Joel B. Ronkin         34   Senior Vice President and Chief Administrative
                            Officer

         Each of our executive officers holds office for such terms as may be determined by our board of directors.

         E. Scott Beattie, age 43, has served as Chairman of the Board of Directors since April 2000, as our President and Chief Executive Officer since March 1998 and as a Director of the company (including the predecessor fragrance company) since November 1995. Mr. Beattie served as our President and Chief Operating Officer from April 1997 to March 1998 and as Vice Chairman of the Board of Directors and Assistant Secretary of the company from November 1995 to April 1997. Mr. Beattie served as Executive Vice President of Bedford Capital Corporation, a Toronto, Canada-based merchant banking firm, from March 1995 to March 1998. Mr. Beattie is a director of Bedford Capital Corporation. Mr. Beattie is also a director of The Cosmetic, Toiletry & Fragrance Association.

         Paul F. West, age 52, has served as our Executive Vice President and Chief Operating Officer since November 2000, as our Executive Vice President, Sales Management and Planning from March 2000 through November 2000 and as our Senior Vice President, Sales Management and Planning from April 1998 through March 2000. Mr. West served as the President of J.P. Fragrances, Inc. from August 1997 until April 1998. From January 1997 through June 1997, Mr. West served as a Vice President of Renaissance Solutions, Inc., a consulting company. Mr. West served as the Project Director of Unilever N.V. from May 1996 through December 1996. From September 1989 through May 1996, Mr. West served as the Chief Financial Officer of the Elizabeth Arden Company.

         Stephen J. Smith, age 42, has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

         Ronald L. Rolleston, age 46, has served as our Executive Vice President, Global Marketing and Prestige Sales since February 2002, as our Senior Vice President, Global Marketing from February 2001 through January 2002 and as our Senior Vice President, Prestige Sales from the time he joined us in March 1999 until January 2001. Mr. Rolleston served as President of Paul Sebastian, Inc., a fragrance manufacturer, from September 1997 until January 1999. Mr. Rolleston served as the General Manager of Europe for the Calvin Klein Cosmetics Company from May 1990 to September 1994, and as Executive Vice President of Global Marketing of the Elizabeth Arden Company from January 1995 to March 1997.

         Joel B. Ronkin, age 34, has served as our Senior Vice President and Chief Administrative Officer since February 2001 and as our Vice President, Associate General Counsel and Assistant Secretary from the time he joined us in March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 until June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

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

     In connection with the Arden acquisition, we assumed a lease for a 265,000 square foot distribution facility located in Roanoke, Virginia whose term expires April 2006 and for 62,000 square feet of general offices in Stamford, Connecticut. In May 2001, we extended the lease on the Stamford offices through October 2011. We also assumed leases for sales offices in California, Georgia, Massachusetts, Minnesota, Missouri, North Carolina and Texas.

     In March 2001, we entered into a lease for general offices for our Elizabeth Arden marketing operations in New York City whose term expires April 2016. We also entered into leases in 2001 for auxiliary warehouse space in Miami Lakes and Roanoke aggregating 157,000 square feet whose terms expire in July 2003 and December 2002, respectively. In addition, in 2002, we entered into leases aggregating 131,000 square feet commencing July 2002 for warehouse space in Roanoke to coordinate returns processing and promotional set activities. These leases expire in February and June 2003.

     International. Our International operations are headquartered in a leased building in Geneva, Switzerland whose term expires October 2002. We also lease sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain and the United Kingdom and a distribution facility in Puerto Rico. We also have a small manufacturing facility in South Africa. Our European fulfillment operations are conducted by Unilever under a distribution agreement which ends on June 30, 2002. We are currently negotiating an agreement with another third party for a European fulfillment center which will be effective following the termination of our agreement with Unilever.

ITEM 3.   LEGAL PROCEEDINGS

     In December 2000, we were named in a breach of contract action filed in the Ontario, Canada Superior Court of Justice by Adenat, Inc., a Canadian customer of Unilever. The action was filed against a number of Unilever affiliates, our company and several individuals, including officers of Unilever and our Company. In August 2001, the plaintiff filed an amended complaint, which removed the individual defendants. The plaintiff claims that Unilever breached contractual obligations owed to the plaintiff and further alleges that we interfered in that relationship. The plaintiff seeks to enjoin the termination of the alleged distribution agreement by Unilever and seeks compensatory damages of Canadian $55 million (approximately US $35 million at January 31, 2002) against each of Unilever and us, plus punitive damages of Canadian $35 million (approximately US $22 million at January 31, 2002). We believe we would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent we incur losses or expenses as a result of actions taken by Unilever or its affiliates. We believe the claims lack merit as to our company and we are vigorously contesting the matter.

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

     None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. Our common stock, $.01 par value per share, has been traded on The Nasdaq Stock Market under the symbol "RDEN" since January 25, 2001. From December 21, 1995, to January 25, 2001, our common stock traded on The Nasdaq Stock Market under the symbol "FRAG". The following table sets forth the high and low closing prices for our common stock, as reported on The Nasdaq Stock Market for each of our fiscal quarters from February 1, 2000 through January 31, 2002.

                                                  High          Low
                                                  ----          ---
                  Quarter Ended 04/30/00         $ 9.56       $ 6.63
                  Quarter Ended 07/31/00         $ 8.75       $ 7.25
                  Quarter Ended 10/31/00         $11.50       $ 7.13
                  Quarter Ended 01/31/01         $15.50       $10.13

                  Quarter Ended 04/28/01         $18.25       $12.88
                  Quarter Ended 07/28/01         $26.37       $17.66
                  Quarter Ended 10/27/01         $22.58       $ 9.50
                  Quarter Ended 01/31/02         $16.63       $ 9.78

     Holders. As of April 19, 2002, there were 473 record holders of our common stock.

     Dividends. We have not declared any cash dividends on our common stock since we became a beauty products company in 1995 and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our credit facility prohibits the payment of cash dividends by the Company and the indentures relating to our 10 3/8% Senior Notes Due 2007 and our 11 3/4% Senior Secured Notes Due 2011 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial and other covenants. See Notes 7 and 8 to Notes to Consolidated Financial Statements.

     Series D Convertible Preferred Stock. As part of the consideration for the Arden business we acquired on January 23, 2001, we issued to an affiliate of Unilever 416,667 shares of Series D convertible preferred stock with an aggregate liquidation value of $50 million. Each share of Series D convertible preferred stock is convertible into 10 shares of our common stock at an initial conversion price of $12.00 per share of common stock. The holder of the Series D convertible preferred stock will be entitled to convert up to 33.3% of its shares after January 23, 2002, up to 66.6% after January 23, 2003 and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation value of Series D Convertible Preferred Stock will begin to accrue on January 23, 2003 and will be payable in cash or in additional shares of Series D convertible preferred stock, quarterly in arrears, commencing March 15, 2003. We are required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the outstanding shares plus accrued and unpaid dividends. See Note 13 to Notes to Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share data)

     We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report.

                                                                     Years Ended January 31,
                                               2002         2001/(1)/         2000           1999            1998
                                         -----------------------------------------------------------------------------
Selected Income Statement Data:
Net sales                                    $731,508       $ 382,254       $361,243       $309,615        $215,487
Gross profit/(2)/                             346,368         110,929        107,683         78,360          63,210
Income from operations                          5,863          40,794         44,947         38,684          31,457
Net (loss) income                             (29,837)         13,436         15,329         12,006          12,341
Accretion and dividend on preferred stock       3,438              --             --             --              --
Net (loss) income attributable to
  common shareholders                         (33,275)         13,436         15,329         12,006          12,341

Selected Per Share Data:
(Loss) earnings per common share:
         Basic:                              $  (1.92)      $    0.99       $   1.11       $   0.87        $   0.92
         Diluted:                            $  (1.92)      $    0.87       $   0.99       $   0.73        $   0.76

Weighted average number of Common shares:
         Basic:                                17,309          13,555         13,801         13,775          13,394
         Diluted:                              22,975          15,620         15,577         16,729          16,492

Other Data:
EBITDA/(3)/                                  $ 36,448/(4)/  $  52,918       $ 56,113       $ 46,179        $ 36,195
Net cash provided by (used in)
  operating activities                          8,653          17,501         31,971        (36,948)        (40,729)
Net cash used in
 investing activities                          (3,443)       (209,883)        (3,700)       (11,142)         (7,392)
Net cash (used in) provided by
 financing activities                          (6,361)        187,933        (12,239)        46,534          54,932

                                                                    Years Ended January 31,
                                               2002         2001              2000           1999            1998
                                       ----------------------------------------------------------------------------
Selected Balance Sheet Data:
Inventories                                  $192,736       $ 210,497       $129,808       $140,859        $ 97,404
Working capital                               190,290         183,494        173,005        157,457         122,177
Total assets                                  596,765         583,147        309,632        294,708         232,653
Short-term debt                                 7,700          22,945             --          5,639              --
Long-term debt                                326,121         331,145        175,030        176,159         133,785
Convertible, redeemable preferred stock        11,980           8,542             --             --              --
Shareholders' equity                          111,934         134,887         82,287         71,480          58,626

(1) The Arden acquisition was consummated on January 23, 2001. Income statement data for the fiscal year ended January 31, 2001 includes eight days of results from the Elizabeth Arden business.

(2) Following the Arden acquisition, we reclassified warehouse and shipping expenses in cost of goods sold to conform to the presentation of the Arden business. This reclassification changes gross profit and selling, general and administrative expenses but has no effect on income from operations, EBITDA or net income.

(3) EBITDA is defined as income from operations, plus depreciation and amortization. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of the Company's operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of its ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or non operating factors (such as historical cost). Accordingly, this information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA, may not, however, be comparable in all instances to other similar types of measures.

(4) Excluding the $500,000 charge incurred in the fourth quarter restructuring, the $20.5 million of lower gross profits due to Elizabeth Arden inventory owned prior to the acquisition and sold during the fiscal year, and the $10.3 million inventory charge incurred in the second quarter, EBITDA for fiscal 2002 would have been approximately $68 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

     We are a global marketer and manufacturer of prestige beauty products. We sell our products to retailers and department stores in the United States, as well as internationally in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 200 fragrance brands through brand ownership, brand licensing and distribution arrangements. Our portfolio of owned and licensed fragrance brands includes Elizabeth Arden's Red Door, 5th Avenue, Elizabeth Arden green tea and Sunflowers, Elizabeth Taylor's White Diamonds and Passion, White Shoulders, Geoffrey Beene's Grey Flannel, Halston, Halston Z-14, PS Fine Cologne for Men, Design and Wings by Giorgio Beverly Hills. Our skin care brands include Elizabeth Arden's Visible Difference, Ceramides, and Millenium. Our cosmetics products include lipstick, foundation and other color cosmetics products under the Elizabeth Arden brand name. In addition to the brands we own and license, we also distribute more than 125 prestige fragrance brands to many retailers in the United States.

     On January 23, 2001, we acquired the Elizabeth Arden business including the Elizabeth Arden lines of fragrance, skin care and cosmetics; the Elizabeth Taylor brands of fragrances and the White Shoulders fragrance brand, and related assets and liabilities. Our results of operations for the year ended January 31, 2002 (fiscal 2002) include the results of the Elizabeth Arden business, while our results for the year ended January 31, 2001 (fiscal 2001) include eight days of financial results from the Elizabeth Arden business.

     The following table sets forth, for the years indicated, certain information relating to the Company's operations expressed as percentages of net sales for the year (percentages may not add due to rounding):

                                                                       Years Ended January 31,
                                                              2002              2001            2000
                                                            --------------------------------------------
    Income Statement Data:
    Net sales                                                100.0%            100.0%           100.0%
    Cost of sales                                             52.6              71.1             70.2
                                                            ------            ------           ------
    Gross profit                                              47.4              28.9             29.8
    Selling, general and administrative expenses              42.4              15.0             14.3
    Depreciation and amortization                              4.2               3.2              3.1
                                                            ------            ------           ------
     Income from operations                                    0.8              10.7             12.4
    Interest expense, net                                      6.1               5.3              5.4
    Other income                                                --               0.2               --
                                                            -------           ------           ------
    (Loss) income before income taxes                         (5.3)              5.6              7.0
    (Benefit from) provision for income taxes                 (1.2)              2.1              2.8
                                                            ------            ------           ------
    Net (loss) income                                         (4.1)              3.5              4.2
                                                            ------            ------           ------
    Accretion and dividend on preferred stock                  0.5                --               --
                                                            ------            ------           ------
    Net (loss) income attributable to
     common shareholders                                      (4.6)%             3.5%             4.2%
                                                            ======            ======           ======

    Other Data:
    EBITDA margin (1)                                          5.0%             13.8%            15.5%

(1) EBITDA margin represents EBITDA (as defined in Note 3 under item 6. "Selected Financial Data") divided by net sales.

Critical Accounting Policies and Estimates

         The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. Elizabeth Arden believes the accounting policies below represent its critical accounting policies as contemplated by FRR
60. See Note 1 of the Notes to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

         Accounting for Acquisitions. We have accounted for our acquisitions, including the acquisition of the Elizabeth Arden business, under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

         The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ--the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

         Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we often obtain appraisals from independent valuation firms for certain intangible assets.

         The value of our intangible assets, including brand licenses, trademarks and intangibles, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We periodically review intangible assets for impairment using the guidance of applicable accounting literature.

         In fiscal 2003, we will adopt Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142), new rules for measuring the impairment of brand licenses, trademarks and intangibles. We are currently in the process of assessing the potential impact of this new statement on our financial statements and determining whether the adoption of FAS 142 will result in a noncash charge to net income.

         Allowances for Sales Returns and Markdowns. As is customary in the prestige beauty business, we grant certain of our customers the right to either return product or to receive a markdown allowance for product which does not "sell-through" to consumers. Upon sale, we record a provision for product returns and markdowns estimated based on our historical experience, "sell-through" levels, economic trends and changes in customer demand. Based upon this information, we provide an allowance for sales returns and markdown allowances. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns and additional allowances in any particular period may be needed, reducing net income or increasing net loss.

         Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required.

         Provisions for Inventory Obsolescence. We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

         Income Taxes and Valuation Reserves. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider projected future taxable income and ongoing tax planning strategies in assessing the valuation allowance. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period of such determination.

Fiscal Year Ended January 31, 2002 Compared to the Fiscal Year Ended January 31,
--------------------------------------------------------------------------------
2001
----

         Net Sales. Net sales increased 91% to $731.5 million for the fiscal year ended January 31, 2002, from $382.3 million for the fiscal year ended January 31, 2001. In fiscal 2002, we generated $512.4 million, or approximately 70%, of our sales in the U.S. and $219.1 million, or approximately 30% of our sales, internationally. The increase in net sales is primarily as a result of increased sales from the acquisition of the Elizabeth Arden business, partially offset by weakness in the retail environment. The increase in sales includes an increase in the number of products sold by us, particularly Elizabeth Arden skin care and cosmetics products, as well as an increase in our customer base, primarily internationally and with U.S. prestige department stores. The weak retail environment, exacerbated by the events of September 11, had a particularly negative effect on sales to U.S. prestige department stores, international travel retail outlets, and to certain international distributors.

         Gross Profit. Gross profit increased by 212% to $346.4 million in fiscal 2002 as compared with $110.9 million for fiscal 2001, and gross margins expanded from 29% in fiscal 2001 to 47% in fiscal 2002 as a result of the acquisition of the Elizabeth Arden business. Following the acquisition, the mix of our sales has changed, with significantly increased sales of higher margin owned and licensed brands relative to lower margin distributed brands. Included in the gross margin for fiscal 2002, are sales of Elizabeth Arden products we purchased prior to the acquisition, which are carried at a higher cost and resulted in a lower gross margin than sales of Elizabeth Arden products we manufactured after the acquisition. Once these lower margin products are sold, gross margins should increase. For the year ended January 31, 2002, the effect on gross profit of selling Arden product purchased prior to the acquisition was a reduction of gross profit of approximately $20.5 million. In addition, in the second quarter of fiscal 2002, we recorded a non-cash inventory provision of $10.3 million to write down certain distributed brands and non-core product offerings that we do not intend to continue to carry due to retailer planogram updates and to expedite the sales of excess inventory, particularly gift sets and other promotional merchandise. Excluding the effect of the high cost products purchased prior to the acquisition, and the inventory provision, gross profit would have totaled $377.2 million for a gross margin of 52%.

         SG&A. Selling, general and administrative expenses increased 434% to $309.9 million in fiscal 2002 as compared with $57.7 million in the prior year, reflecting additional selling and administrative costs associated with the Elizabeth Arden business acquired. As a result of the acquisition of the Elizabeth Arden business, there has been an increase in sales of owned and licensed brands, which require higher costs to support, including higher demonstration, advertising and product development expenses. We added approximately 1,600 employees to our company in connection with the acquisition of the Elizabeth Arden business, significantly increasing our international employee base, our U.S. department store sales force and our administrative personnel. The number of offices and facilities also increased as a result of the acquisition. In fiscal 2002, we commenced a restructuring of our operations in the United States, eliminating approximately 100 positions, representing 10% of our U.S. headcount. In conjunction with this restructuring we recorded a $500,000 charge included in selling, general and administrative expenses. In addition to this charge, we also incurred $2.6 million of restructuring costs, primarily severance costs resulting from a realignment of our workforce and door closures, which has been recorded as an adjustment to the allocation of the purchase price in the acquisition of the Elizabeth Arden business. Of this $2.6 million of restructuring costs, most of the cash was paid out between February and April 2002. For a discussion of the Elizabeth Arden acquisition, see Note 2 to the Consolidated Financial Statements.

         Depreciation and Amortization. Depreciation and amortization increased 153% from $12.1 million in fiscal 2001 to $30.6 million in fiscal 2002, primarily as a result of depreciation and amortization associated with the assets acquired as part of the Arden acquisition. Approximately $17.5 million of the increase in depreciation and amortization is associated with the assets acquired.

         Interest Expense, Net. Interest expense, net of interest income, increased approximately 122% to $44.8 million in fiscal 2002 as compared with $20.2 million in fiscal 2001, as a result of increased debt incurred to finance the acquisition of the Elizabeth Arden business and associated working capital requirements. The increased debt includes $160 million of 11 3/4% senior secured notes due 2011, as well as borrowings under our $175 million revolving credit facility. See Notes 7 and 8 to Notes to Consolidated Financial Statements.

         Benefit from Income Taxes. We recorded a net benefit from income taxes of $9.0 million for fiscal 2002, as compared with a net provision of $8.1 million for fiscal 2001. The effective tax rate calculated as a percentage of income before income taxes declined from 37.6% of income in fiscal 2001 to 23.2% of net loss in fiscal 2002. The decrease in the effective tax rate is associated with the increase in our international operations, as we now operate in multiple foreign jurisdictions. Our international affiliates and subsidiaries have varying levels of profitability and tax rates. In addition, we recorded an increase in the income tax valuation allowance associated with certain foreign losses and deferred tax assets. See Note 10 to Notes to Consolidated Financial Statements.

         Net Loss. For fiscal 2002, we recorded a net loss of $29.8 million as compared with net income of $13.4 million in fiscal 2001. The increase in net loss was due to increases in selling, general and administrative expenses, interest expense and depreciation and amortization, which more than offset the increase in sales and gross profit and the benefit from income taxes.

         Accretion and Dividend on Preferred Stock. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to an affiliate of Unilever 416,667 shares of series D convertible preferred stock. The series D convertible preferred stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The difference between the liquidation value of $50 million and the balance recorded in the Convertible, redeemable preferred stock account on the Company's Consolidated Balance Sheet is being accreted over the life of the Series D Convertible Preferred Stock. For the year ended January 31, 2002, the Company recorded $1.4 million of accretion and $2.1 million of dividends relating to the Series D Preferred Stock. The preferred stock carries a 5% annual dividend yield, which is payable in January 2003. The accretion on preferred stock of $3.4 million for fiscal 2002 is a non-cash charge to net loss attributable to common shareholders.

         Net Loss Attributable to Common Shareholders. Net loss attributable to common shareholders totaled $33.3 million in fiscal 2002 as compared with net income of $13.4 million in fiscal 2001. The net loss attributable to common shareholders includes net loss plus the accretion and dividends associated with the series D convertible preferred stock.

         EBITDA. EBITDA (operating income plus depreciation and amortization) decreased by 31% to $36.4 million in fiscal 2002 from $52.9 million in fiscal 2001. The decrease was a result of increases in selling, general and administrative expenses which offset increases in gross profit. Excluding the effects of high cost products purchased prior to the acquisition, the inventory provision, and the restructuring costs, EBITDA would have totaled $67.8 million.

Fiscal Year Ended January 31, 2001 Compared to the Fiscal Year Ended January 31,
--------------------------------------------------------------------------------
2000
----

         Net Sales. Net sales increased $21.1 million, or 6%, to $382.3 million for the fiscal year ended January 31, 2001, from $361.2 million for the fiscal year ended January 31, 2000. In fiscal 2001, we generated $378.2 million, or approximately 99%, of our sales in the U.S. and $4.1 million, or approximately 1% of our sales internationally. The increase in net sales is primarily due to an increase in the volume of products sold to existing customers. Sales to the Company's top 20 retail accounts increased by 15.8% over the prior year. Management believes that increased sales during the fiscal year ended January 31, 2001, have resulted from our ability to provide our customers with a larger selection of products and a continuous, direct supply of products, and growth in sales of customized gift sets.

         Gross Profit. Gross profit increased $3.0 million, or 3%, to $110.9 million for the fiscal year ended January 31, 2001, from $107.7 million for the fiscal year ended January 31, 2000. The gross margin declined from 29.8% in fiscal 2000 to 28.9% for fiscal 2001, as a result of higher warehouse and shipping expenses, which were partially offset by an increase in product sales of higher margin owned and licensed brands (including brands acquired in connection with the Arden acquisition). The increase in warehouse and shipping expenses resulted from costs associated with the operation of our promotional set fulfillment center in Edison, New Jersey, the closing of a promotional set fulfillment center in Pennsylvania in May 2000, as well as a $2.8 million integration charge to increase reserves related to inventory. Excluding this integration charge, gross profit would have totaled $113.5 million with a gross margin of 29.7%.

         SG&A. Selling, general and administrative expenses increased $6.2 million, or 12% to $57.7 million for the fiscal year ended January 31, 2001, from $51.6 million for the fiscal year ended January 31, 2000. As a percentage of net sales, SG&A expenses increased from 14.3% for the fiscal year ended January 31, 2000 to 15.0% for the fiscal year ended January 31, 2001. The increase in SG&A expenses is primarily a result of $2.8 million in integration charges for increases in reserves related to receivables as well as expenses related to the increase in sales. Excluding the effect of the integration charges, SG&A expenses for the fiscal year ended January 31, 2001, as a percentage of net sales is 14.4%, approximately the same percentage of expenses to net sales as recorded in the fiscal year ended January 31, 2000.

         Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 9% to $12.1 million for the fiscal year ended January 31, 2001, from $11.2 million for the fiscal year ended January 31, 2000. The increase was primarily attributable to the depreciation and amortization related to (i) additional investments in tools and molds developed for our manufactured products; and (ii) intangibles and fixed assets acquired as part of the Arden acquisition.

         Interest Expense, Net. Interest expense, net of interest income, increased approximately $755,000, or 4%, to $20.2 million for the fiscal year ended January 31, 2001, from $19.4 million for the fiscal year ended January 31, 2000. This increase was primarily due to an increase in average debt outstanding under our credit facility to support working capital needs. In addition, we incurred additional interest expense in conjunction with the Arden acquisition from the closing date of January 23, 2001, including interest expense on our 11 3/4% Senior Secured Notes due 2011 and borrowings under our credit facility. See Notes 7 and 8 to Notes to Consolidated Financial Statements.

         Net Income. Net income decreased $1.9 million to $13.4 million for the fiscal year ended January 31, 2001 from $15.3 million for the fiscal year ended January 31, 2000, including the effects of the integration charges. Excluding the effects of the integration charges, net income increased $1.5 million or 10% to $16.8 million for the fiscal year ended January 31, 2001, from $15.3 million for the fiscal year ended January 31, 2000, primarily as a result of the increase in net sales and gross margin.

         EBITDA. EBITDA (operating income, plus depreciation and amortization) decreased $3.2 million or 6% to $52.9 million for the fiscal year ending January 31, 2001, from $56.1 million for the fiscal year ended January 31, 2000, including the integration charges discussed above. The EBITDA margin declined to 13.8% for the fiscal year ended January 31, 2001, from 15.5% for the fiscal year ended January 31, 2000, including the integration charges. Excluding the integration charges, EBITDA increased 4% to $58.5 million for the fiscal year ended January 31, 2001, from $56.1 million for the fiscal year ended January 31, 2000, primarily as a result of the increase in sales. Excluding the integration charges, the EBITDA margin was relatively flat at 15.3% for the fiscal year ended January 31, 2001, as compared to 15.5% for the fiscal year ended January 31, 2000.

Seasonality

         Our operations have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2002, 63% of our net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from our customers, sales and results of operations can vary widely between quarters of the same and different years. As a result we expect to experience variability in net sales and net income on a quarterly basis.

         We experienced seasonality in our working capital, with peak inventory and receivable balances in the third quarter of our fiscal year. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the fourth fiscal quarter ending January 31 of each year, significant cash is normally generated as customer payments on holiday season orders are received.

Liquidity and Capital Resources

         Cash Flows. During fiscal 2002, we generated $8.7 million of cash from operating activities. Of that amount, $9.5 million was generated from operating cash flows, offset by a net working capital use of $851,000. The net working capital use reflects increases in accounts receivable, prepaid and other assets, somewhat offset by a decline in inventories, and increases in accounts payable, other payables and accrued expenses. The increase in accounts receivable resulted from increased sales due to the acquisition of the Elizabeth Arden business coupled with the fact that no trade receivables were acquired with the business in January 2001. We used $3.4 million of net cash in investing activities, comprised of $10.0 million for capital expenditures partially offset by $6.5 million received for the sale of certain trademarks and intangibles. Net cash used in financing activities totaled $6.4 million, with payments on short-term and long-term debt being partially offset by proceeds from the exercise of stock options and stock purchase warrants. Cash and cash equivalents declined $1.8 million to $15.9 million.

         During the fiscal year ended January 31, 2001, we generated $17.5 million of cash from operating activities. Of that amount, $24.0 million was generated from operating cash flows, offset by a $6.5 million increase in working capital, including increases in accounts receivable and inventories and decreases in accounts payable, partially offset by an increase in other payables and accrued expenses. Net cash used in investing activities totaled $209.9 million. We used $5.2 million of the cash generated for capital expenditures. We also used $204.7 million in cash for the acquisition of the Elizabeth Arden business, including the cash portion of the purchase price plus cash expenses due at the closing on January 23, 2001. Cash provided from financing activities totaled $187.9 million and included $160 million from the issuance of new senior secured notes and $22.9 million borrowed under our $175 million revolving credit facility. Proceeds from conversion of our convertible preferred stock, exercise of warrants and exercise of stock options provided an additional $10.0 million, and share repurchases and repayment of long-term debt used $5.1 million. Cash and cash equivalents declined by $4.4 million to $17.7 million.

         Debt and Contractual Financial Obligations and Commitments. At January 31, 2002, our long-term debt and financial obligations and commitments by due date were as follows:

(Amounts in thousands)                                             Payments Due by
                                                       Less than       Period          Greater than
           Contractual Obligations            Total      1 year       1-3 years          4 years
                                          ----------------------------------------------------------
Long-term debt                              $328,433     $2,312        $ 9,354           $316,767
Operating leases                              44,271      7,137         16,427             20,707
                                            --------     ------        -------           --------
Total contractual cash obligations          $372,704     $9,449        $25,781           $337,474
                                            ========     ======        =======           ========

         See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for further information on our long-term debt and contractual financial commitments.

         Future Liquidity and Capital Needs. Our principal future uses of funds are for debt service, working capital requirements and additional brand acquisitions or product distribution arrangements. We have historically financed, and we expect to continue to finance our needs primarily through internally generated funds, our credit facility and external financing.

         We have a $175.0 million revolving credit facility, which expires in January 2006. Our borrowings under this facility are limited to a "borrowing base", calculated based on eligible accounts receivable and inventories, and our borrowings are secured by a first priority lien on all of our U.S. accounts receivable and inventory. As a result of weaker than expected performance in fiscal 2002, we entered into an amendment to our Credit Facility which included the bank group's waiver of non-compliance with certain financial ratios for the fourth quarter of fiscal 2002, in particular the debt to EBITDA ratio and the EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each quarter of fiscal 2003 and the first three quarters of fiscal 2004. The amendment with the bank group also amends selected additional sections of the bank agreement and was signed on March 13, 2002. The revolving credit facility, as amended, provides for borrowings on a revolving basis, bearing interest, at our option, at either (i) 3.5% over the London InterBank Offered Rate or (ii) 2.25% over the Prime Rate as quoted by Fleet Bank. Under the amended credit facility, we are required to meet certain covenants each quarter including (i) a limitation on debt to EBITDA; (ii) a minimum level of EBITDA to net interest expense; (iii) a minimum amount of shareholders' equity; (iv) a minimum amount of EBITDA each quarter of fiscal 2003; (v) a minimum amount of availability under the credit line in the first and second quarters of fiscal 2003; and (vi) a limitation of $18 million on capital expenditures during fiscal 2003 and $25 million (plus up to $5 million of unused capital expenditures from the prior year) annually thereafter. The revolving credit facility also requires periodic calculation of the borrowing base. Based upon our internal projections, we believe that the amended covenants provide sufficient flexibility so that we can maintain compliance with the covenants. If our actual results deviate significantly from our projections, however, we may not remain in compliance with the covenants and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility which causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of January 31, 2002, we had $7.7 million of borrowings under the credit facility and approximately $90 million of availability under the borrowing base formula in our revolving credit facility.

         We believe that internally generated funds and borrowings under our revolving credit facility will be sufficient to cover debt service and working capital requirements for the next twelve months other than additional working capital requirements which may result from further expansion of our operations through acquisitions of additional brands or new product distribution arrangements.

         We have discussions from time to time with manufacturers of prestige fragrance brands and with distributors that hold exclusive distribution rights regarding our possible acquisition of additional exclusive manufacturing and/or distribution rights. We currently have no agreements or commitments with respect to any such acquisition, although we periodically execute routine agreements to maintain the confidentiality of information obtained during the course of discussions with manufacturers and distributors. There is no assurance that we will be able to negotiate successfully for any such future acquisitions or that we will be able to obtain acquisition financing or additional working capital financing on satisfactory terms for further expansion of our operations. As a result of weaker than expected financial performance in fiscal 2002, the rating on our senior notes was lowered by the rating agencies. This could affect our ability to obtain acquisition or other financing on satisfactory terms.

         The characteristics of our business do not generally require us to make significant ongoing capital expenditures. During the fiscal year ended January 31, 2002, we incurred approximately $10.0 million in capital expenditures, primarily related to in-store counters and testing units, tools, dies and molds and computer hardware and software. We expect to have approximately $16 million in capital expenditures in fiscal 2003.

Recently Issued Accounting Standards

         In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective February 1, 2002 for us. While we are currently evaluating the impact of this new guidance, EITF 00-14 will result in a reclassification of certain advertising and promotional costs from selling, general and administrative expense. As a result it is expected that reported net revenues will decrease, cost of sales will increase, and there will be offsetting decrease in selling, general and administrative expenses.

         In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective February 1, 2002 for us. While we are currently evaluating the impact of this new guidance, EITF 00-25 will result in a reclassification of certain advertising and promotional costs from selling, general and administrative expense. As a result it is expected that reported net revenues will decrease, cost of sales will increase, and there will be offsetting decreases in selling, general and administrative expenses.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for our business acquisitions that are consummated after July 1, 2001. FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite-lived intangibles need to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective February 1, 2002 for us. We are currently in the process of assessing the potential impact of these new statements on our financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 will be effective for us as of February 1, 2002. We do not expect that the adoption of this will have a material effect on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         As of January 31, 2002, we had $7.7 million outstanding under our credit facility subject to variable rates. Furthermore, our borrowings under our credit facility are seasonal with peak borrowings in the third quarter of our fiscal year. The average of our month-end borrowings during fiscal 2002 was $86.5 million. Accordingly, our earnings and cash flow will be affected by changes in interest rates. With these average borrowings under our credit facility, and assuming there had been a two-percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended January 31, 2002, would increase by approximately $1.7 million. To date, we have not engaged in derivative transactions to mitigate interest rate risk, as most of our debt which is in the form of senior notes and bears a fixed rate. In the event of an adverse change in interest rate, management may take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effect, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

Foreign Currency Risk

         We sell our products in over 90 countries around the world. For fiscal 2002, the first full year after the acquisition of the Elizabeth Arden business, we derived approximately 30% of our net sales and 40% of our gross margin from subsidiaries outside of the U.S. We conduct our international operations in a variety of different countries and derive our sales in currencies including the euro, British pound, Swiss franc and Australian dollar as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. In these countries our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results. Most of our skincare and cosmetic products are produced in a manufacturing facility located in Roanoke, Virginia. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated, particularly the U.S. dollar, may decrease our cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates and our competitive position can be affected by such changes.

         While we periodically engage in currency hedging operations, primarily forward exchange contracts, to reduce the exposure of our cash flows to fluctuations in currency rates, we did not have any open contracts as of January 31, 2002. The impact of our foreign currency hedging activities was not material to our results in fiscal 2002. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

         As of January 31, 2002, our subsidiaries outside the United States held approximately 16% of our total assets. The functional currency of our foreign operations is either the U.S. dollar or the local currency. The cumulative effects of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated and other comprehensive income" on the balance sheet.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants......................................................................    23

Independent Auditors' Report ..........................................................................    24

Consolidated Balance Sheets as of January 31, 2002 and 2001............................................    25

Consolidated Statements of Operations for the Years Ended January 31, 2002, 2001 and 2000 .............    26

Consolidated Statements of Shareholders' Equity for the Years Ended January 31,
2002, 2001 and 2000....................................................................................    27

Consolidated Statements of Cash Flow for the Years Ended January 31, 2002, 2001 and 2000...............    28

Notes to Consolidated Financial Statements.............................................................    29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Elizabeth Arden, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheet at January 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at January 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
April 5, 2002

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Elizabeth Arden, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Elizabeth Arden, Inc. (formerly French Fragrances, Inc.) and subsidiaries (the "Company") as of January 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 6, 2001

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


ASSETS                                                                    January 31, 2002      January 31, 2001
                                                                          ----------------      ----------------
Current assets:
Cash and cash equivalents                                                      $  15,913            $   17,695
   Accounts receivable, net                                                       79,720                48,382
   Inventories                                                                   192,736               210,497
   Deferred income taxes                                                          15,970                 2,406
   Prepaid expenses and other assets                                              24,372                13,087
                                                                              ----------            ----------
     Total current assets                                                        328,711               292,067
                                                                              ----------            ----------

Property and equipment, net                                                       38,268                40,730
                                                                              ----------            ----------

Other assets:
   Exclusive brand licenses, trademarks and intangibles, net                     212,011               227,232
   Debt financing costs                                                           14,518                16,937
   Deferred income taxes                                                              --                 2,720
   Other assets                                                                    3,257                 3,461
                                                                              ----------            ----------
     Total other assets                                                          229,786               250,350
                                                                              ----------            ----------
     Total assets                                                             $  596,765            $  583,147
                                                                              ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                            $    7,700             $  22,945
   Accounts payable - trade                                                       69,150                40,251
   Other payables and accrued expenses                                            59,259                44,231
   Current portion of long-term debt                                               2,312                 1,146
                                                                              ----------            ----------
     Total current liabilities                                                   138,421               108,573
                                                                              ----------            ----------

Long-term debt                                                                   326,121               331,145
Deferred income taxes and other                                                    8,309                    --
                                                                              ----------            ----------
     Total long-term liabilities                                                 334,430               331,145
                                                                              ----------            ----------

     Total liabilities                                                           472,851               439,718
                                                                              ----------            ----------

Commitments and contingencies (See Note 9)

Convertible, redeemable preferred stock, Series D, $.01 par value (liquidation preference of $50,000); 1,000,000 shares
   authorized; 416,667 shares issued and outstanding                              11,980                 8,542
                                                                              ----------            ----------

Shareholders' equity:
Common stock, $.01 par value, 50,000,000 shares authorized;
     18,575,708 and 16,779,186 shares issued                                         186                   168
   Additional paid-in capital                                                     85,919                72,866
   Retained earnings                                                              35,191                68,466
   Treasury stock (950,128 and 995,400 shares at cost, respectively)              (6,541)               (6,613)
   Accumulated other comprehensive loss                                           (2,348)                   --
   Unearned deferred compensation                                                   (473)                   --
                                                                              ----------            ----------
     Total shareholders' equity                                                  111,934               134,887
                                                                              ----------            ----------
     Total liabilities and shareholders' equity                               $  596,765            $  583,147
                                                                              ==========            ==========

         See Accompanying Notes to Consolidated Financial Statements.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)

                                                                             Years Ended January 31,
                                                                    2002                2001              2000
                                                           ---------------------------------------------------------------
Net sales                                                      $    731,508        $    382,254       $    361,243
Cost of sales                                                       385,140             271,325            253,560
                                                               ------------        ------------       ------------
     Gross profit                                                   346,368             110,929            107,683

Operating expenses:
     Selling, general and administrative                            309,920              58,011             51,570
     Depreciation and amortization                                   30,585              12,124             11,166
                                                               ------------        ------------       ------------
         Total operating expenses                                   340,505              70,135             62,736
                                                               ------------        ------------       ------------

Income from operations                                                5,863              40,794             44,947
                                                               ------------        ------------       ------------

Other income (expense):
     Interest expense, net                                          (44,763)            (20,167)           (19,412)
     Income from sale of intangible rights                               --                 425                 --
     Other                                                               49                 475               (204)
                                                               ------------        ------------       ------------
         Other income (expense), net                                (44,714)            (19,267)           (19,616)
                                                               ------------        ------------       ------------

(Loss) income before income taxes                                   (38,851)             21,527             25,331
(Benefit from) provision for income taxes                            (9,014)              8,091             10,002
                                                               ------------        ------------       ------------
Net (loss) income                                                   (29,837)             13,436             15,329
Accretion and dividend on preferred stock                             3,438                  --                 --
                                                               ------------        ------------       ------------
Net (loss) income attributable to common shareholders          $    (33,275)       $     13,436       $     15,329
                                                               ============        ============       ============

(Loss) earnings per common share:
     Basic                                                     $      (1.92)       $       0.99       $       1.11
                                                               ============        ============       ============
     Diluted                                                   $      (1.92)       $       0.87       $       0.99
                                                               ============        ============       ============

Weighted average number of common shares:
     Basic                                                       17,308,501          13,555,419         13,801,196
                                                               ============        ============       ============
     Diluted                                                     22,975,192          15,620,369         15,577,422
                                                               ============        ============       ============

         See Accompanying Notes to Consolidated Financial Statements.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Amounts in thousands)

                                               Preferred Stock
                                -----------------------------------------
                                      Series B               Series C         Common Stock      Additional
                                ---------------------   -----------------   -----------------     Paid-in   Retained    Treasury
                                  Shares     Amount     Shares     Amount   Shares     Amount     Capital   Earnings      Stock
                                --------------------------------------------------------------------------------------------------
Balance at January 31, 1999         272      $    3        511     $    5   13,813     $  138   $  31,633   $  39,701   $     --

Issuance of Common Stock
 upon conversion of Series B
 convertible preferred stock         (6)         --         --         --       41         --         136          --         --

Issuance of Common Stock
 upon conversion of Series C
 convertible preferred stock         --          --         (9)        --        9         --          46          --         --

Issuance of Common Stock
 upon exercise of stock options      --          --         --         --      318          4         662          --         --

Issuance of Common Stock
 upon exercise of warrants           --          --         --         --        5         --          --          --         --

Repurchase of Common Stock           --          --         --         --       --         --          --          --     (5,674)

Tax benefit from exercise of
 stock options                       --          --         --         --       --         --         304          --         --

Net income for the year              --          --         --         --       --         --          --      15,329         --
                                ------------------------------------------------------------------------------------------------
Balance at January 31, 2000         266           3        502          5   14,186        142      32,781      55,030     (5,674)

Issuance of Common Stock
 upon conversion of Series B
 convertible preferred stock       (266)         (3)        --         --    1,893         19       6,229          --         --

Issuance of Common Stock
 upon conversion of Series C
 convertible preferred stock         --          --       (502)        (5)     502          5       2,638          --         --

Issuance of Common Stock
 upon conversion of 7.5%
 convertible subordinated
 debentures                          --          --         --         --       26         --         184          --         --

Issuance of Common Stock
 upon exercise of stock options      --          --         --         --       82          1         486          --         --

Issuance of Common Stock
 upon exercise of warrants           --          --         --         --       90          1         674          --         --

Issuance of warrants                 --          --         --         --       --         --       3,043          --         --

Repurchase of Common Stock           --          --         --         --       --         --          --          --       (939)

Beneficial Conversion Feature
 on preferred stock                  --          --         --         --       --         --      26,458          --         --

Tax benefit from exercise of
 stock options                       --          --         --         --       --         --         373          --         --

Net income for the year              --          --         --         --       --         --          --      13,436         --
                                ------------------------------------------------------------------------------------------------
Balance at January 31, 2001           0           0          0          0   16,779        168      72,866      68,466     (6,613)

Issuance of Common Stock
 upon conversion of 7.5%
 convertible subordinated
 debentures                          --          --         --         --      335          3       2,407          --         --

Issuance of Common Stock
 upon exercise of stock options      --          --         --         --      254          3       2,180          --         --

Issuance of Common Stock
 upon exercise of warrants           --          --         --         --    1,208         12       8,276          --         --

Accretion and Dividend on
 Series D preferred stock            --          --         --         --       --         --          --      (3,438)        --

Repurchase of Common Stock           --          --         --         --       --         --          --          --       (401)

Issuance of restricted stock,
 net                                 --          --         --         --       --         --          --          --        473

Tax benefit from exercise
 of stock options                    --          --         --         --       --         --         190          --         --

Comprehensive Loss:
 Net loss for the year              --           --         --         --       --         --          --     (29,837)        --
 Foreign currency translation       --           --         --         --       --         --          --          --         --
                                ------------------------------------------------------------------------------------------------
Total comprehensive loss            --           --         --         --       --         --          --     (29,837)        --

Balance at January 31, 2002          0       $    0          0     $    0   18,576     $  186   $  85,919   $  35,191   $ (6,541)
                                ================================================================================================

                                  Accumulated
                                     Other                    Total
                                    Compre-     Unearned      Share-
                                    hensive     Deferred     holders'
                                     Loss     Compensation    Equity
------------------------------------------------------------------------
Balance at January 31, 1999       $    --     $        --      $ 71,480

Issuance of Common Stock
 upon conversion of Series B
 convertible preferred stock           --              --           136

Issuance of Common Stock
 upon conversion of Series C
 convertible preferred stock           --              --            46

Issuance of Common Stock
 upon exercise of stock options        --              --           666

Issuance of Common Stock
 upon exercise of warrants             --              --

Repurchase of Common Stock             --              --        (5,674)

Tax benefit from exercise of
 stock options                         --              --           304

Net income for the year                --              --        15,329
                                  -------------------------------------
Balance at January 31, 2000            --              --        82,287

Issuance of Common Stock
 upon conversion of Series B
 convertible preferred stock           --              --         6,245

Issuance of Common Stock
 upon conversion of Series C
 convertible preferred stock           --              --         2,638

Issuance of Common Stock
 upon conversion of 7.5%
 convertible subordinated
 debentures                            --              --           184

Issuance of Common Stock
 upon exercise of stock options        --              --           487

Issuance of Common Stock
 upon exercise of warrants             --              --           675

Issuance of warrants                   --              --         3,043

Repurchase of Common Stock             --              --          (939)

Beneficial Conversion Feature
 on preferred stock                    --              --        26,458

Tax benefit from exercise of
 stock options                         --              --           373

Net income for the year                --              --        13,436
                                  -------------------------------------
Balance at January 31, 2001            --              --       134,887

Issuance of Common Stockck
 upon conversion of 7.5%
 convertible subordinated
 debentures                            --              --         2,410

Issuance of Common Stock
 upon exercise of stock options        --              --         2,183

Issuance of Common Stock
 upon exercise of warrants             --              --         8,288

Accretion and Dividend on
 Series D preferred stock              --              --        (3,438)

Repurchase of Common Stock             --              --          (401)

Issuance of restricted stock, net      --            (473)           --

Tax benefit from exercise of
 stock options                         --              --           190

Comprehensive Loss:
 Net loss for the year                 --              --       (29,837)
 Foreign currency translation      (2,348)             --        (2,348)
                                  -------------------------------------
Total comprehensive loss           (2,348)             --       (32,185)

Balance at January 31, 2002       $(2,348)    $      (473)     $111,934
                                  =====================================

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                Years Ended January 31,
                                                                     2002                  2001               2000
                                                                -------------------------------------------------------
Cash Flows from Operating Activities:
 Net (loss) income                                                $(29,837)            $  13,436          $   15,329
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                  30,585                12,124              11,166
     Amortization of senior note offering costs warrants and
       note premium                                                  2,462                   237                 570
     Deferred tax benefit, net                                      (4,006)               (1,789)             (2,129)
     Provision for write down of inventory                          10,300                    --                  --
 Change in assets and liabilities, net of effects from
   acquisitions:
     Increase in accounts receivable                               (36,627)               (3,878)            (12,444)
     Decrease (increase) in inventories                              7,461                (3,259)             10,079
     Increase in prepaid expenses and other assets                 (11,386)                  (71)             (2,004)
     Increase (decrease) in accounts payable                        28,898                (3,742)              9,738
     Increase in other payables and accrued expenses                12,330                 4,443               1,666
     Other                                                          (1,527)                   --                  --
                                                                  --------             ---------          ----------
       Net cash provided by operating activities                     8,653                17,501              31,971
                                                                  --------             ---------          ----------

Cash Flows from Investing Activities:
 Additions to property and equipment, net of disposals              (9,972)               (5,207)             (3,700)
 Sale of trademarks and intangibles                                  6,529                    --                  --
 Acquisition of Elizabeth Arden business                                --              (204,676)                 --
                                                                  --------             ---------          ----------
       Net cash used in investing activities                        (3,443)             (209,883)             (3,700)
                                                                  --------             ---------          ----------

Cash Flows from Financing Activities:
 (Payments on) proceeds from short-term debt                       (15,245)               22,945              (5,639)
 Payments on long-term debt                                         (1,186)               (4,118)             (1,772)
 Proceeds from the issuance of senior notes                             --               160,000                  --
 Proceeds from the exercise of stock options                         2,184                   486                 664
 Proceeds from the exercise of stock purchase warrants               8,288                   675                  --
 Proceeds from the conversion of preferred stock                        --                 8,884                 182
 Repurchase of common stock                                           (402)                 (939)             (5,674)
                                                                  --------             ---------          ----------
       Net cash (used in) provided by financing activities          (6,361)              187,933             (12,239)
                                                                  --------             ---------          ----------

Effect of exchange rate changes on cash and cash equivalents          (631)                   --                  --
Net (decrease) increase in Cash and Cash Equivalents                (1,782)               (4,449)             16,032
Cash and Cash Equivalents at Beginning of Year                      17,695                22,144               6,112
                                                                  --------             ---------          ----------
Cash and Cash Equivalents at End of Year                          $ 15,913             $  17,695          $   22,144
                                                                  ========             =========          ==========

Supplemental Disclosure of Cash Flow Information:
 Interest paid during the year                                    $ 33,395             $  19,347          $   19,019
                                                                  ========             =========          ==========
 Income taxes paid during the year                                $  8,853             $  13,604          $    1,446
                                                                  ========             =========          ==========

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

         Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include expected useful lives of brand licenses and trademarks and property plant and equipment, allowances for sales returns and markdowns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, and income taxes and valuation reserves. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

         Revenue Recognition. Sales are recognized when title and the risk of loss transfers to the customer and collectibility of the resulting receivable is reasonably assured. Sales are recorded net of returns and other allowances, and the accrued sales returns liability which represents management's estimate of future returns based on historical experience and considering current external factors and market conditions. During the fiscal years ended January 31, 2002, 2001 and 2000, two customers accounted for an aggregate of 19%, 30% and 29%, respectively, of the Company's net sales.

         Market Risk. The Company is subject to fluctuations in interest rates and foreign currency rates, as well as changes in worldwide economic and political conditions. As a result of the Arden acquisition, approximately 30% of net sales is generated outside the United States in a number of countries primarily located in Europe and Asia. The Company's financial performance may be affected by changes in currency exchange rates and regulations, duties and price controls, and developments in political, economic, and taxation policies of the countries in which it operates. At times, the Company engages in currency hedging operations to reduce the exposure of cash flow to fluctuations in currency rates. These hedging operations have not been material to the Company's consolidated financial statements. As a significant amount of the Company's debt bears a fixed rate, the Company does not engage in derivative transactions to hedge interest rate risk. The adoption of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities as of February 1, 2001, did not have an impact on the Company's consolidated financial statements.

         Foreign Currency Translation. The financial statements of the Company's non-U.S. subsidiaries are translated in accordance with SFAS No. 52 Foreign Currency Translation. The Company established non-U.S. subsidiaries to hold the assets acquired as part of the Arden acquisition on January 23, 2001. All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while sales and expenses are translated at weighted average rates of exchange for the year. Unrealized translation losses or gains are reported as foreign currency translation adjustments through other comprehensive loss or income. Such adjustments totaled a loss of $2.3 million in fiscal 2002 and were not material in fiscal 2001.

                     ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         Cash and Cash Equivalents. Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

         Inventories. Inventories are stated at the lower of cost or market. Cost is principally determined using the weighted average method. See Note 4.

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

         Long-Lived Assets. Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified the asset's carrying value is adjusted to estimated fair value. No such adjustments were recorded for the fiscal years ended January 31, 2002, 2001 and 2000.

         Senior Note Offering Costs. Debt issuance costs and transaction fees which are associated with the issuance of senior notes, are being amortized (and charged to interest expense) over the term of the related notes using a method which approximates the level yield method. See Note 8.

         Advertising and Promotional Costs. Advertising and promotional costs are expensed as incurred. Advertising and promotional costs totaled approximately $197.2 million, $8.2 million and $10.2 million during the fiscal years ended January 31, 2002, 2001 and 2000, respectively. As a result of the acquisition of the Elizabeth Arden business, there has been an increase in sales of owned and licensed brands which require higher costs to support. Advertising and promotional costs includes promotions, direct selling, advertising co-op and media placement.

         Income Taxes. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. The Company intends to reinvest its undistributed international earnings to expand its international operations. Therefore, no tax has been provided to cover the repatriation of such undistributed earnings.

         Other Comprehensive Income. Comprehensive loss includes, in addition to net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of invested equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The Company's accumulated other comprehensive loss shown on the Consolidated Balance Sheet consists solely of foreign currency translation adjustments which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

         Fair Value of Financial Instruments. The Company's financial instruments include accounts receivable, accounts payable, short-term debt, long-term debt and convertible redeemable preferred stock. See Note 8 for the fair value of the Company's debentures and notes. The fair value of all other financial instruments was not materially different than their carrying value as of January 31, 2002 and 2001. See Note 8.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         Earnings per Share. Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except the numerator excludes accretion and dividend on preferred stock as well as interest incurred on convertible securities, net of tax, and the denominator includes dilutive potential common stock such as stock options, warrants and convertible securities. See Note 13.

         Stock-Based Compensation. The Company has chosen to continue to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and non-employee members of the Board are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee or non-employee member of the Board must pay for the stock. See Note 14.

         Reclassifications. To conform to the 2002 presentation, certain reclassifications were made to the prior years' Consolidated Financial Statements and the accompanying footnotes.

2.       ACQUISITIONS

         Elizabeth Arden Acquisition. On January 23, 2001, the Company completed the acquisition of the assets of the Elizabeth Arden business (the "Arden acquisition") from Unilever N.V. and its affiliates ("Unilever"). The assets included certain trademarks and patents for the Elizabeth Arden brands of prestige fragrances, cosmetics and skin care lines including Red Door, 5/th/ Avenue, Sunflowers, Visible Difference, and Millenium. The Company also acquired the license for the Elizabeth Taylor fragrance brands including White Diamonds and Passion, as well as the trademark for the White Shoulders fragrance brand. In addition to the trademarks, patents and licenses, the Company acquired inventory, contract rights (including leases for distribution and office facilities worldwide), fixed assets (including equipment, tools and molds, furniture, and a manufacturing plant in South Africa), books and records and goodwill. The Company also assumed certain liabilities for product returns and demonstrator accruals. In addition to the assumed liabilities, the Company paid $190 million in cash at the closing (exclusive of fees and expenses of advisors), subject to final adjustment, and $50 million in aggregate liquidation preference of our Series D convertible preferred stock issued to Unilever. See
Note 13.

         The Company funded the cash portion of the acquisition price for the Arden acquisition and the related fees and expenses with $204.7 million in cash from (1) the proceeds from the offering of $160 million of 11 3/4% Senior Secured Notes due 2011 (the "2001 Note Offering") and (2) borrowings under a $175 million revolving credit facility with a bank syndicate of which Fleet National Bank ("Fleet") is the administrative agent (the "Credit Facility"), which replaced the Company's existing $60 million revolving credit facility with Fleet. See Notes 7 and 8. The Arden acquisition was accounted for under the purchase method.

         During fiscal 2002, the Company finalized the allocation of the purchase price for the Arden acquisition. As a result, the Company recorded, among other things, the final valuation of exclusive brand licenses, trademarks and intangibles, inventory, and fixed assets, and adjustments to reserves for returns and other liabilities. In fiscal 2002, the Company eliminated approximately 100 positions, representing 10% of its U.S. headcount, and $2.6 million of severance cost was included as an adjustment for the allocation of the purchase price. Most of the cash severance related to the $2.6 million was paid out between February and April 2002 and is expected to be completely paid out by October 31, 2002. The adjustments to the allocation of the purchase price were not material in amount.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.       ACQUISITIONS - (Continued)

         The following unaudited information presents the Company's pro forma operating data for the year ended January 31, 2001 and 2000, as if the Elizabeth Arden acquisition and the January 2001 offering of $160 million of 11 3/4% Senior Secured Notes due 2011 had been consummated at the beginning of each of the periods presented and includes certain adjustments to the historical consolidated statements of operations of the Company to give effect to the acquisition of the net assets of the Elizabeth Arden business, the payment of the purchase price and the increased amortization of intangible assets as a result of the Arden acquisition and the related issuance of additional indebtedness. The unaudited pro forma financial data is not necessarily indicative of the results of operations that would have been achieved had the Arden acquisition and the 2001 Note Offering been consummated prior to the period in which they were completed, or that might be attained in the future. Note that the fiscal year end of the Elizabeth Arden business prior to acquisition was December 31, preceding the January 31 year-end presented below.

                                                                          (Unaudited)
          (Amounts in thousands, except share data)                 Years Ended January 31,
                                                                     2001             2000
                                                              ----------------- ----------------
          Net sales                                                $869,829         $856,868
          Income from operations                                   $104,687         $ 86,587
          Net income attributable to common shareholders           $ 35,379         $ 31,313
          Earnings per common share:
             Basic                                                 $   2.43         $   1.78
                                                                      =====            =====
             Diluted                                               $   1.79         $   1.48
                                                                      =====            =====

3.       ACCOUNTS RECEIVABLE, NET

         The following table details the provisions and allowances established for potential losses from receivables and estimated sales returns in the normal course of business. Liabilities for product returns assumed in the Arden acquisition are excluded from the balance at January 31, 2001. For the year ended January 31, 2002, the increase in the allowance for sales returns relates to increased revenues recorded during the year principally from the acquisition of the Arden business.

         (Amounts in thousands)                                           Years Ended January 31,
                                                               2002                 2001                2000
                                                           -----------------------------------------------------
         Allowance for Bad Debt:
              Beginning balance                             $     989            $   1,166           $     534
              Provision                                         3,086                1,200               1,139
              Write offs, net of recoveries                    (1,682)              (1,377)               (507)
                                                            ---------            ---------           ---------
              Ending balance                                $   2,393            $     989           $   1,166
                                                            =========            =========           =========

         Allowance for Sales Returns:
              Beginning balance                             $   2,032            $     817           $     555
              Provision                                        44,948               18,215              13,290
              Actual returns                                  (30,405)             (17,000)            (13,028)
                                                            ---------            ---------           ---------
              Ending balance                                $  16,575            $   2,032           $     817
                                                            =========            =========           =========

4.       INVENTORIES

         Inventory balances at January 31, 2002 and 2001 were as follows:

                       (Amounts in thousands)             January 31,
                                                     2002             2001
                                                   --------         --------
                       Finished                    $137,478         $152,484
                       Work in progress              20,067           15,227
                       Raw materials                 35,191           42,786
                                                   --------         --------
                                                   $192,736         $210,497
                                                   ========         ========

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.        PROPERTY AND EQUIPMENT

          Property and equipment is comprised of the following:

          (Amounts in thousands)                            January 31,                Estimated
                                                      2002             2001              Life
                                              -----------------------------------------------------
          Land                                   $   2,915         $  2,936               --
          Building                                   5,593            5,579               40
          Building improvements                      7,834            6,818            20 -- 40
          Furniture and fixtures                     2,407            1,431             8 -- 14
          Machinery, equipment and vehicles          8,775           10,891             3 -- 14
          Computer equipment and software            8,336            7,996             3 -- 5
          Counters and trade fixtures               13,894            8,393                3
          Tools and molds                            5,585            3,852             1 -- 3
                                                 ---------         --------
                                                    55,339           47,896
          Less accumulated depreciation            (18,576)          (8,948)
                                                 ---------         --------
                                                    36,763           38,948
          Projects in progress                       1,505            1,782
                                                 ---------         --------
          Property and equipment, net            $  38,268         $ 40,730
                                                 =========         ========

6.        EXCLUSIVE BRAND LICENSES, TRADEMARKS, AND INTANGIBLES, NET

          The following summarizes the cost basis and amortization associated with the Company's intangible assets:

   (Amounts in thousands)                                         January 31,
                                                            2002               2001           Estimated Life
                                                      ---------------------------------------------------------
   Exclusive brand licenses and trademarks               $ 248,715          $ 246,643            5 -- 22
   Contract rights and other intangibles                    10,884             10,791            3 -- 5
                                                         ---------          ---------
                                                           259,599            257,434
   Accumulated amortization                                (47,588)           (30,202)
                                                         ---------          ---------
                                                         $ 212,011          $ 227,232
                                                         =========          =========

          During the year ended January 31, 2002, the Company sold certain trademarks and intangibles for $6.5 million. There was no gain or loss on the transaction.

7.        SHORT-TERM DEBT

          In January 2001, the Company entered into the Credit Facility with a syndicate of banks for which Fleet is the administrative agent and which provides for borrowings on a revolving basis of up to $175 million, with a $25 million sublimit for letters of credit. The Credit Facility is guaranteed by certain of the Company's U.S. subsidiaries and matures in January 2006. As a result of weaker than expected financial performance in fiscal 2002, the Company negotiated an amendment of certain terms in the Credit Facility. Under the amendment, the Company received a waiver of non-compliance with certain financial covenants for the fourth quarter of fiscal 2002, in particular, the debt to EBITDA ratio and EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each of fiscal 2003 and the first three quarters of fiscal 2004. The amendment with the bank group also amends selected additional sections of the Credit Facility and was signed on March 13, 2002. Loans under the revolving credit portion of the Credit Facility, as amended, bear interest, at the option of the Company, at a floating rate of (i) 3.50% over the London InterBank Offered Rate ("LIBOR") or (ii) 2.25% over the Prime Rate as quoted by Fleet. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011. The Credit Facility contains several covenants, the more significant of which are that the Company: (i) cannot exceed certain levels of debt to EBITDA; (ii) must maintain certain levels of EBITDA to consolidated net interest expense; and (iii) must maintain a minimum amount of shareholders' equity; (iv)

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   SHORT-TERM DEBT - (Continued)

must maintain a minimum amount of EBITDA in each quarter of fiscal 2003; and (v) must maintain a minimum amount of availability under the Credit Facility in the first and second quarters of fiscal 2003; and (vi) cannot exceed certain limits on capital expenditures. Based upon the Company's internal projections, the Company believes that the amended covenants provide sufficient flexibility so that the Company can maintain compliance with the covenants. If the actual results deviate significantly from projections, however, the Company may not remain in compliance with the covenants and would not be allowed to borrow under the revolving credit facility. In addition, a default under the revolving credit facility which causes acceleration of the debt under this facility could trigger a default on the senior notes. In the event the Company is not able to borrow under its credit facility, the Company would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $4 million of its common stock, $.01 par value per share ("Common Stock"). At January 31, 2002, the Company had a balance of $7.7 million and letters of credit of $286,000 outstanding under the Credit Facility, as compared with a balance of $22.9 million and letters of credit of $1.3 million outstanding under the Credit Facility as of January 31,2001. As of January 31, 2002, the remaining availability under the Credit Facility, based upon eligible receivables and inventories as of that date, was approximately $90 million.

8.   LONG-TERM DEBT

     The Company's long-term debt consisted of the following:

  (Amounts in thousands)

                                                                                                 January 31,
Description                                                                                  2002           2001
-----------                                                                              ---------------------------
10 3/8% Senior Notes due May 2007                                                           $156,769       $157,030
11 3/4% Senior Secured Notes due May 2011                                                    160,000        160,000
8.5% Subordinated Debenture due in equal installments in May 2002, 2003 and 2004, net          6,480          6,480
7.5% Convertible Subordinated Debentures due June 2006                                            --          2,410
J.P. Fragrances Debenture due May 2001(*)                                                         --          1,000
8.84% Miami Lakes Facility Mortgage Note due July 2004                                         5,184          5,371
                                                                                            --------       --------
Total long-term debt                                                                         328,433        332,291
   Less current portion of long-term debt                                                      2,312          1,146
                                                                                            --------       --------
Total long-term debt, net                                                                   $326,121       $331,145
                                                                                            ========       ========

*Issued in March 1998 as part of the consideration for the purchase price for certain assets of J.P. Fragrances, Inc., a distributor of prestige fragrance products.

     At January 31, 2002 and 2001, the estimated fair value of the Company's subordinated debentures and senior notes using available market information and interest rates was as follows:

          (Amounts in thousands)                                  January 31,
                                                            2002                2001
                                                      --------------------------------
          8.5% Subordinated debentures                   $  6,480            $  6,480
          7.5% Convertible subordinated debentures       $     --            $  4,459
          10 3/8% Senior Notes                           $135,200            $151,125
          11 3/4% Senior Secured Notes                   $150,400            $166,400

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.   LONG-TERM DEBT - (Continued)

     The scheduled maturities of long-term debt at January 31, 2002 were as follows:

                         (Amounts in thousands)
                         Fiscal Year                       Amount
                        ----------------------           -----------
                         2003                              $  2,312
                         2004                                 2,370
                         2005                                 6,984
                         2006                                    --
                         2007 and thereafter                316,767
                                                           --------
                         Total                             $328,433
                                                           ========

     7.5% Subordinated Convertible Debentures. The 7.5% Subordinated Convertible Debentures due 2006 (the "7.5% Convertible Debentures") were issued in July 1996 and were convertible into shares of Common Stock of the Company at $7.20 per share. The Company could redeem the 7.5% Convertible Debentures when the Common Stock traded above $14.40 for 20 consecutive trading days. In April 2001, the Company called for redemption the outstanding 7.5% Convertible Debentures. All debenture holders converted their debentures into Common Stock prior to the redemption date.

     Senior Notes. In connection with the financing of the Arden acquisition in January 2001, the Company completed the private placement under Rule 144A of the Securities Act of 1933, as amended (the "Act") of $160 million principal amount of 11 3/4% Series A Senior Secured Notes due 2011. In March 2001, the 11 3/4% Series A Senior Secured Notes were exchanged for an equivalent principal amount of 11 3/4% Series B Senior Secured Notes due 2011 (the "11 3/4% Senior Secured Notes") containing identical terms to the 11 3/4% Series A Senior Secured Notes but which have been registered under the Act. The 11 3/4% Senior Secured Notes are collateralized by a first priority lien on certain intangible assets, consisting primarily of trademarks and patents, of the Elizabeth Arden fragrance, skin care and cosmetics lines.

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

     In April 1998, the Company consummated the private placement under Rule 144A of $40.0 million principal amount of 10 3/8% Series C Senior Notes due 2007. The Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company's existing 10 3/8% Series B Senior Notes. The 10 3/8% Series C Senior Notes were recorded net of a premium of $2.6 million. The premium is being amortized over the life of the notes using the effective interest method. For the fiscal years ended 2002, 2001 and 2000, the Company has amortized approximately $261,000, $216,000 and $208,000, respectively. In August 1998, the 10 3/8% Series C Senior Notes were exchanged for an equivalent principal amount of 10 3/8% Series D Senior Notes due 2007 (the "Series D Senior Notes") containing identical terms to the 10 3/8% Series C Senior Notes, but which have been registered under the Act.

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

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.   COMMITMENTS AND CONTINGENCIES

     In connection with the Arden acquisition, the Company assumed lease obligations for a distribution facility in Roanoke, Virginia; office facilities in Stamford, Connecticut and Geneva, Switzerland; sales offices in the United States located in California, Georgia, Massachusetts, Missouri, North Carolina and Texas; a distribution facility in Puerto Rico; and sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain and the United Kingdom. During the fiscal year ended January 31, 2002, the Company entered into 1-3 year leases for additional warehouse facilities in Miami and Roanoke and a 15-year lease for offices in New York City. In addition, the Company entered into a 10-year lease extension for its Stamford offices.

     The Company's rent expense for the fiscal years ended January 31, 2002, 2001 and 2000 was approximately $7.4 million, $1.3 million, and $535,000, respectively. The Company's aggregate minimum lease payments under its operating leases at January 31, 2002, are as follows:

                      (Amounts in thousands)
                      Fiscal Year                    Amount
                     ----------------------        ----------
                      2003                           $ 7,137
                      2004                           $ 6,258
                      2005                           $ 5,443
                      2006                           $ 4,726
                      2007 and thereafter            $20,707
                                                     -------
                      Total                          $44,271
                                                     =======

     In connection with the Arden acquisition, the Company entered into a number of ancillary agreements with Unilever to facilitate the integration of the Elizabeth Arden business with the Company's business existing prior to the acquisition. The Company entered into an information technology services agreement, under which Unilever and its affiliates provide the Company with information technology services, software, infrastructure, equipment and other services for a fixed monthly fee of approximately $1 million. The information technology services agreement terminates on December 31, 2002 and is automatically renewable for one-year terms unless either party elects to terminate. The Company also entered into a manufacturing agreement under which Unilever manufactures fragrance and cosmetic products for the Company in a plant located in Las Piedras (Puerto Rico) through December 31, 2002. Pricing is based on a cost per piece. In addition, the Company entered into a distribution agreement with Unilever's distribution facility in Lille, France, to obtain order fulfillment services, for the Company's products in Europe. Under the distribution agreement, the Company pays a fixed fee per product shipped. The agreement terminates on June 30, 2002. The Company is currently negotiating an agreement with another third party for a European fulfillment center which will be effective following the termination of its agreement with Unilever.

     In July 2001, Unilever sold the Roanoke manufacturing plant, where many of the Company's skin care and cosmetic products were manufactured, to a third party. The Company entered into an agreement with the purchaser of the plant for it to continue to manufacture the Company's products at the plant through January 31, 2007. Pricing is based on specific fixed and variable cost standards that are to be established annually. For the twelve fiscal months following July 28, 2001, the Company anticipates incurring manufacturing costs of approximately $26.3 million (of which $10 million is a commitment of the Company with respect to fixed costs associated with the operation of the plant and the balance represents variable costs which are dependent on the volumes manufactured for the Company at the plant) under the new agreement with the purchaser of the plant. The manufacturing costs are subject to adjustment for the period from July 29, 2002 to January 31, 2003 pursuant to changes in the consumer price index. After January 31, 2003, pricing is subject to negotiation.

     In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$35million at January 31, 2002), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$22 million at January 31, 2002). Management believes

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.   COMMITMENTS AND CONTINGENCIES - (Continued)

that the Company would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit and the Company is vigorously contesting the matter.

     The Company is also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

10.  INCOME TAXES

     (Loss) income before income taxes consisted of the following for the years ended January 31, 2002, 2001 and 2000.

     (Amounts in thousands)                                      Years Ended January 31,
                                                        2002              2001               2000
                                                   --------------------------------------------------
     (Loss) income before income taxes
       Domestic                                      $(29,485)           $19,745           $ 25,331
       Foreign                                         (9,366)             1,782                 --
                                                     --------            -------           --------
     Total (loss) income before income taxes         $(38,851)           $21,527           $ 25,331
                                                     ========            =======           ========

     The components of the (benefit from) provision for income taxes for the years ended January 31, 2002, 2001 and 2000 are as follows:

     (Amounts in thousands)                 Years Ended January 31,
                                    2002              2001             2000
                                -----------------------------------------------
     Current income taxes:
       Federal                   $ (6,432)          $ 7,496          $ 10,777
       State                           --             1,902             1,354
       Foreign                      1,424               482                --
                                 --------           -------          --------
         Total current             (5,008)            9,880            12,131
                                 --------           -------          --------

     Deferred income taxes:
       Federal                     (2,732)           (1,470)           (1,955)
       State                       (1,015)             (337)             (174)
       Foreign                       (259)               18                --
                                 --------           -------          --------
         Total deferred            (4,006)           (1,789)           (2,129)
                                 --------           -------          --------
     Total                       $ (9,014)          $ 8,091          $ 10,002
                                 ========           =======          ========

     At January 31, 2002, applicable United States federal income taxes and foreign withholding taxes have not been provided on approximately $2.4 million of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings were not considered to be permanently reinvested, the US taxes would be substantially offset by credits for foreign taxes already paid.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.      INCOME TAXES - (Continued)

         The total income tax (benefit) provision differs from the amount obtained by applying the statutory federal income tax to (loss) income before income taxes as follows:

                                                                            Years Ended January 31,
(Amounts in thousands, except
percentages)                                                  2002                    2001                     2000
                                                 ------------------------- ------------------------- ------------------------
                                                    Amount          Rate      Amount          Rate      Amount        Rate
(Loss) income at statutory rates                  $ (13,598)        35.0%    $  7,534         35.0%      $ 8,866      35.0%
State taxes, net of federal benefit                    (660)         1.7        1,016          4.8           768       3.0
Varying tax rates in foreign jurisdictions            4,443        (11.4)        (364)        (1.7)           --        --
Other                                                   801         (2.1)         (95)        (0.5)          368       1.5
                                                  ---------       ------     --------       ------     ---------      ----
   Total                                          $  (9,014)        23.2%    $  8,091         37.6%      $10,002      39.5%
                                                  =========       ======     ========       ======     =========      ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

          (Amounts in thousands)                               January 31,
                                                        2002                  2001
                                                 -----------------------------------
          Deferred tax liabilities:
            Property and equipment                   $  (1,856)            $ (3,489)
            Intangible assets                          (11,581)                  --
                                                     ---------             --------
            Gross deferred tax liabilities             (13,437)              (3,489)
                                                     ---------             --------
          Deferred tax assets:
            Accounts receivables                           810                  538
            Intangibles                                     --                3,148
            Accrued expenses                            12,694                  195
            Net operating loss carryforwards             5,849                3,021
            Inventory                                    4,430                1,673
            Other                                          830                  830
                                                     ---------             --------
               Gross deferred tax assets                24,613                9,405
                                                     ---------             --------

            Valuation allowances                        (2,044)                (790)
                                                     ---------             --------

               Total net deferred tax assets         $   9,132             $  5,126
                                                     =========             ========

          The following table represents the classification of the Company's net deferred tax assets:

          (Amounts in thousands)                                          January 31,
                                                                   2002                2001
                                                              ---------------------------------
          Current deferred tax assets                            $15,970              $2,406
          Non-current deferred tax (liabilities) assets           (6,838)              2,720
                                                               ---------            --------
             Total net deferred tax assets                       $ 9,132              $5,126
                                                               =========            ========

         At January 31, 2002, the Company had foreign net operating loss carryforwards of approximately $18 million that expire, if unused, on or before January 31, 2009. The ability to use these foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. Due to the Company's limited operating history in foreign jurisdictions and the uncertainty of achieving sufficient profits to utilize these foreign net operating loss carryforwards, a valuation allowance has been established on certain foreign net operating loss carryforwards. During the year ended January 31, 2002, the Company also wrote off certain acquired United States federal net operating loss carryforwards that had previously been

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.      INCOME TAXES - (Continued)

subject to a valuation allowance of $790,000. Pursuant to Section 382 of the Internal Revenue Code and the regulations promulgated thereunder, these acquired net operating loss carryforwards cannot be realized. In addition, the Company has acquired United States federal net operating loss carryforwards of approximately $5 million that will expire, if unused, on or before January 31, 2008, and the Company generated state and local net operating loss carryforwards of approximately $21 million that expire, if unused, between January 31, 2009 and January 31, 2022. The Company believes that it will generate sufficient taxable income to realize the United States net operating loss carryforwards before they expire.

11.      RELATED PARTY TRANSACTIONS

         In August 1998, National Trading Manufacturing, Inc. ("National Trading"), a company controlled by the former chairman and director of the Company (until July 2001), sold a warehouse and office facility (the "National Trading Facility"), which had housed the Company's executive offices prior to May 1997 and which the Company had an option to purchase. As part of the consideration for relinquishing our option to purchase the facility, National Trading issued to the Company a promissory note payable upon demand in the principal amount of $300,000 and bearing interest at 8.5% per annum. At January 31, 2001, the principal amount and accrued interest on the demand note due to the Company was $124,500 and is reflected in the Company's Consolidated Balance Sheet in Prepaid expenses and other assets. The demand note plus accrued interest was repaid in April 2001.

         During the fiscal year ended January 31, 1999, the Company provided loans to its president and chief executive officer in the aggregate principal amount of $500,000 for payment of certain Canadian tax liabilities resulting from his relocation to Florida. At January 31, 2002 and 2001, the principal amount and accrued interest on loans outstanding was approximately $640,000 and $600,000, respectively and is reflected in the Company's Consolidated Balance Sheet in Prepaid expenses and other assets. The loans accrued interest at 8.5% per annum and matured in March 2002. In March 2002, Mr. Beattie paid off the accrued interest on the loans in the amount of $147,758, and the loans were replaced by a promissory note bearing quarterly interest at 5% (representing the then current interest charged to the Company by its bank lenders) and maturing on March 31, 2004.

         In February 2000, the Company repurchased the 7.5% Debenture held by its former chairman and National Trading. The Company paid $2.65 million to acquire $2.18 million principal amount of 7.5% Convertible Debentures. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain that the chairman could have recognized upon a conversion and sale of the 7.5% Convertible Debentures into Common Stock. As a result of the repurchase, the Company recognized a loss of $468,000 in February 2000.

12.       SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

                                                           January 31,
(Amounts in thousands)                                 2002          2001
                                                     --------      --------
Conversion of 7.5% Convertible Debentures
  into Common Stock                                  $ 2,410       $    184

Transactions in connection with the Elizabeth
   Arden acquisition (See Notes 2 and 13):
     Inventories acquired                                            77,430

     Other assets acquired                                           21,329

     Accounts payable to Unilever                                    12,578

     Other liabilities assumed                                       13,592

     Provisions for returns and door closures                        26,724

     Warrants issued                                                  3,043

     Issuance of convertible preferred stock                          8,542
      (net of $26.5 million in a beneficial
       conversion feature)

Accretion and dividend on Series D
         Preferred Stock                               3,438

There is no non-cash financing and investing activities for fiscal year ended
January 31, 2000.


                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.      CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

         Convertible Preferred Stock. At January 31, 2002 and 2001, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock") issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock, subject to certain restrictions, at a conversion price of $12 per share of Common Stock. The holder of the Series D Convertible Preferred Stock will be entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003 and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock will begin to accrue on January 23, 2003 and will be payable, at the Company's option, in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its bank credit facility and compliance with certain limitations under the Indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The difference between the liquidation value of $50 million and the balance recorded in the Convertible, redeemable preferred stock account on the Company's Consolidated Balance Sheet is being accreted over the life of the Series D Convertible Preferred Stock. For the year ended January 31, 2002, the Company recorded $1.4 million of accretion and $2.1 million of dividends relating to the Series D Preferred Stock.

         At January 31, 2000, the Company had outstanding 265,801 shares of Series B Convertible Preferred Stock, $.01 par value per share ("Series B Convertible Preferred"), and 502,520 shares of Series C Convertible Preferred Stock, $.01 par value per share ("Series C Convertible Preferred"). Each share of Series B Convertible Preferred was convertible, at the option of the holder, into 7.12 shares of Common Stock upon payment of $3.30 per share of Common Stock. Each share of Series C Convertible Preferred was convertible, at the option of the holder, into one share of Common Stock upon payment of $5.25 per share of Common Stock. The Series B Convertible Preferred and the Series C Convertible Preferred could be redeemed by January 31, 2005. In connection with the Arden Acquisition, an irrevocable notice of redemption was sent to holders of the Series B and Series C Convertible Preferred. Substantially all of the holders of Series B and Series C Convertible Preferred converted their shares into Common Stock. As a result of this conversion, the outstanding Common Stock increased by approximately 2.4 million shares and the Company received $8.8 million in cash during the fiscal year ended January 31, 2001.

         Warrants. In conjunction with the issuance of the 11 3/4% Senior Secured Notes and the placement of the Credit Facility related to the cash financing for the Arden acquisition, the Company issued warrants for 209,653 shares of Common Stock. The warrants can be exercised into Common Stock at an exercise price of $.01 per common share and were recorded at fair market value of approximately $3 million. During the fiscal year ended January 31, 2002, warrants for 62,956 shares of Common Stock were exercised.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY - (Continued)

     (Loss) Earnings Per Share. The following table represents the computation of (loss) earnings per share:

(Amounts in thousands, except per share data)                            Years Ended January 31,
                                                                      2002        2001       2000
                                                                    --------    --------   --------
Basic
   Net (loss) income attributable to common shareholders            $ (33,275)  $  13,436  $  15,329
                                                                    =========   =========  =========
   Weighted average shares outstanding                                 17,309      13,555     13,801
                                                                    =========   =========  =========
    Net (loss) income per basic share                               $   (1.92)  $    0.99  $    1.11
                                                                    =========   =========  =========

Diluted
   Net (loss) income attributable to common shareholders            $ (33,275)   $ 13,436   $ 15,329
   Add: 7.5% Convertible Subordinated Debentures
          interest, net of tax                                             23         110        110
   Add: Dividend on Series D Convertible
          Preferred Stock                                               2,083          --         --
   Add: Accretion on Series D Convertible
          Preferred Stock                                               1,355          --         --
                                                                    ---------    --------   --------
            Net (loss) income as adjusted                           $ (29,814)   $ 13,546   $ 15,439
                                                                    =========    ========   ========

   Weighted average shares outstanding                                 17,309      13,555     13,801
                                                                    ---------    --------   --------
   Effect of diluted securities:
          Potential common shares - treasury method                     1,430       1,598      1,444
          Assumed conversion of 7.5% Convertible
            Subordinated Debentures                                        69         366        332
          Series D Convertible Preferred Stock                          4,167         101         --
                                                                    ---------    --------   --------
            Dilutive potential common shares                            5,666       2,065      1,776
                                                                    ---------    --------   --------
   Weighted average shares and potential dilutive shares               22,975      15,620     15,577
                                                                    =========    ========   ========

                                                                    ---------    --------   --------
            Net (loss) income per diluted share                     $   (1.92)   $   0.87   $   0.99
                                                                    =========    ========   ========

         The following table shows the options and warrants to purchase shares of common stock that were outstanding during the fiscal years ended 2002, 2001 and 2000 but were not included in the computation of (loss) earnings per diluted share because the option exercise price was greater than the average market price of the common shares:

                                           Years Ended January 31,
                                      2002            2001            2000
                                ---------------  --------------  ---------------
Number of shares under option       117,000          497,543        1,892,500
                                ===============  ==============  ===============
Range of exercise price         $18.16 - $20.64  $12.50 - 16.38    $7.00 - 16.38
                                ===============  ==============  ===============

                     ELIZABETH ARDEN, INC. AND SUBSIDIRIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.  STOCK PLANS

     At January 31, 2002, the Company had three stock option plans, one for the benefit of non-employee directors (the "Non-Employee Director Plan") and two for the benefit of directors, officers and employees: (i) the 1995 Stock Option Plan, and (ii) the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan was adopted by the Board and approved by the Company's shareholders in January 2001.

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

     The option activities of all plans are as follows:

                                                                Years Ended January 31,
                                             2002                      2001                     2000
                                     -------------------------------------------------------------------------
                                                Weighted                  Weighted                  Weighted
                                                 Average                   Average                   Average
                                                Exercise                  Exercise                  Exercise
                                       Shares      Price       Shares        Price       Shares        Price
                                     --------------------     ----------------------   -----------------------
     Beginning outstanding           3,150,541   $  10.75     1,093,000     $   9.42    1,300,940      $  8.06
        Granted                        192,000      17.05     2,174,376        11.21      265,000         6.11
        Exercised                     (256,034)      6.88       (82,169)        5.92     (441,440)        3.38
        Canceled                       (18,000)     13.31       (34,666)        9.10      (31,500)       10.32
                                     ---------   --------     ---------      -------    ---------      -------
     Ending outstanding              3,068,507   $  11.45     3,150,541      $ 10.75    1,093,000      $  9.42
                                     =========   ========     =========      =======    =========      =======
     Exercisable as of
        January 31                   1,381,763                  924,841                   885,682
                                     =========                =========                 =========

     Weighted average fair
        value of options granted
        during the year                192,000   $  10.98     2,174,376       $ 7.03      265,000     $   3.54
                                       =======   ========     =========       ======      =======     ========

                      Options Outstanding                        Options Exercisable
     --------------------------------------------------------  ------------------------
                          Number      Weighted                     Number
                       Outstanding     Average       Weighted    Exercisable   Weighted
       Range of           as of       Remaining      Average       as of       Average
        Exercise        January 31,   Contractual    Exercise    January 31,   Exercise
         Price              2002         Life         Price         2002       Price
     ---------------   -----------   ------------    ---------  ------------   ---------
     $  6.00 -  9.38      1,132,257       4.64        $  7.88       480,624     $  7.37
       12.50 - 16.38      1,819,250       8.12          13.22       901,139       13.01
       18.16 - 20.64        117,000       8.85          18.50            --          --
     ---------------     ----------       ----        -------     ---------     -------
     $  6.00 - 20.64      3,068,507       6.87        $ 11.45     1,381,763     $ 11.05
     ===============      =========       ====        =======     =========     =======

                     ELIZABETH ARDEN, INC. AND SUBSIDIRIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.  STOCK PLANS - (Continued)

     The Company applies APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board as described in Note 1. Accordingly, no compensation expense has been recognized during the years ended January 31, 2002, 2001 and 2000 related to the stock options. Net (loss) income and net (loss) income per common share would have been as follows had the fair value of stock options granted during 2002, 2001 and 2000 been recognized as compensation expense as prescribed by SFAS No. 123:

(Amounts in thousands, except share data)                 Years Ended January 31,
                                                         2002      2001      2000
                                                      -----------------------------
     Pro forma net (loss) income                      $ (37,664) $ 12,139  $ 14,747
                                                      =========  ========  ========
     Pro forma net (loss) income per common share:
          Basic                                       $   (2.18) $   0.90  $   1.07
                                                      =========  ========= ========
          Diluted                                     $   (2.18) $   0.78  $   0.95
                                                      =========  ========= ========

     The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                         Years Ended January 31,
                                         2002      2001     2000
                                       ----------------------------
     Expected dividend yield             0.00%     0.00%     0.00%
     Expected price volatility          60.00%    66.00%    67.46%
     Risk-free interest rate             4.78%     5.50%     6.00%
     Expected life of options in years  4 - 8     4 - 8     4 - 8

     During the fiscal year ended January 31, 2002, the Company issued to employees and independent contractors of the Company 90,848 shares of Common Stock from the treasury under the Company's 2000 Stock Incentive Plan (the "Plan"). The shares issued do not vest until one year from issuance assuming the employees and independent contractors are still employed, or the independent contractors are still engaged, by the Company. During the one-year restriction period, plan participants are entitled to vote and receive dividends on such shares.

     Upon issuance of 64,181 shares issued pursuant to the Plan, an unamortized compensation expense equivalent to the market value of the shares on the date of grant in the amount of approximately $641,000 was charged to shareholders' equity and will be amortized over the one-year restriction period.

15.  QUARTERLY DATA (Unaudited)

     Condensed consolidated quarterly information as follows:

(Amounts in thousands, except share data)

                                  January 31, 2002/(1)/  October 27, 2001  July 28, 2001/(2)/   April 28, 2001
                                  ----------------       ----------------  -------------        --------------
Net sales                                $159,463           $  302,962        $ 127,049               $142,034
Gross profit                               69,314              149,033           54,421                 73,600
(Loss) income from operations             (11,370)              62,457          (27,806)               (17,418)
Net (loss) income                         (19,162)              33,445          (25,986)               (18,134)
(Loss) earnings per common share:
Basic                                    $  (1.14)          $     1.85        $   (1.53)              $  (1.15)
                                         ========           ==========        =========               ========
Diluted                                  $  (1.14)          $     1.48        $   (1.53)              $  (1.15)
                                         ========           ==========        ==========              ========

                                  January 31, 2001/(3)/  October 31, 2000  July 31, 2000        April 30, 2000
                                  ----------------       ----------------  -------------        --------------
Net sales                                $ 86,208           $ 163,428         $ 66,909                $ 65,709
Gross profit                               26,169              46,834           20,852                  17,074
Income from operations                      5,892              25,782            5,313                   3,807
Net income (loss)                             601              12,522              637                    (324)
Earnings (loss) per common share:
Basic                                    $   0.04           $    0.95         $   0.05                $  (0.02)
                                         ========           =========         ========                =========
Diluted                                  $   0.04           $    0.83         $   0.04                $  (0.02)
                                         ========           =========         ========                =========

(1) Includes $500,000 restructuring charge
(2) Includes $10.3 million inventory charge
(3) Includes $2.8 million integration charge

                     ELIZABETH ARDEN, INC. AND SUBSIDIRIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following condensed financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Secured Notes, elimination adjustments and the consolidated total. The Company's direct subsidiaries, DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding Co., are guarantors of the 11 3/4% Senior Secured Notes. All amounts presented are in thousands.

Balance Sheet                                                                        January 31, 2002
                                                            Company         Guarantors        Eliminations     Consolidated
                                                            -----------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                $  3,616       $    12,297     $           --         $ 15,913
      Accounts receivable, net                                   47,543            32,177                 --           79,720
      Inventories                                               152,883            39,853                 --          192,736
      Intercompany receivable                                   615,368          (388,272)          (227,096)              --
      Deferred income taxes                                      15,970                --                 --           15,970
      Prepaid expenses and other assets                          16,133             8,239                 --           24,372
                                                               --------       -----------     --------------         --------
         Total current assets                                   851,513          (295,706)          (227,096)         328,711
                                                               --------       -----------     --------------         --------
Property and equipment, net                                      29,403             8,865                 --           38,268
                                                               --------       -----------     --------------         --------
Other assets:
      Exclusive brand licenses and trademarks, net               38,624           173,387                 --          212,011
      Other assets                                               22,771            (4,996)                --           17,775
                                                               --------       -----------     --------------         --------
         Total other assets                                      61,395           168,391                 --          229,786
                                                               --------       -----------     --------------         --------
Total assets                                                   $942,311       $  (118,450)    $     (227,096)        $596,765
                                                               --------       -----------     --------------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt                                          $  7,700       $        --     $           --         $  7,700
      Accounts payable - trade                                   60,228             8,922                 --           69,150
      Intercompany payable                                      357,972          (130,876)          (227,096)              --
      Other payables and accrued expenses                        52,271             6,988                 --           59,259
      Current portion of long-term debt                           2,312                --                 --            2,312
                                                               --------       -----------     --------------         --------
         Total current liabilities                              480,483          (114,966)          (227,096)         138,421
                                                               --------       -----------     --------------         --------

Long-term debt                                                  326,121                --                 --          326,121
Deferred income taxes and other                                   7,296             1,013                 --            8,309
                                                               --------       -----------     --------------         --------
         Total liabilities                                      813,900          (113,953)          (227,096)         472,851
                                                               --------       -----------     --------------         --------

Convertible, redeemable preferred stock                          11,980                --                 --           11,980
                                                               --------       -----------     --------------         --------
Shareholders' equity                                            116,431            (4,497)                --          111,934
                                                               --------       -----------     --------------         --------
Total liabilities and shareholders' equity                     $942,311       $  (118,450)    $     (227,096)        $596,765
                                                               --------       -----------     --------------         --------

                     ELIZABETH ARDEN, INC. AND SUBSIDIRIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

Balance Sheet                                                              January 31, 2001
                                                    Company         Guarantors       Eliminations     Consolidated
                                                    --------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                     $  4,004        $ 13,691          $      --          $ 17,695
      Accounts receivable, net                        50,212          (1,830)                --            48,382
      Inventories                                    188,536          21,961                 --           210,497
      Intercompany receivable                        211,216              --           (211,216)               --
      Deferred income taxes                            2,406              --                 --             2,406
      Prepaid expenses and other assets                8,543           4,544                 --            13,087
                                                    --------       ---------          ---------          --------
         Total current assets                        464,917          38,366           (211,216)          292,067
                                                    --------       ---------          ---------          --------

Property and equipment, net                           34,147           6,583                 --            40,730
                                                    --------       ---------          ---------          --------
Other assets:
      Exclusive brand licenses and trademarks, net    47,162         180,070                 --           227,232
      Other assets                                    23,117               1                               23,118
                                                    --------       ---------          ---------          --------
         Total other assets                           70,279         180,071                 --           250,350
                                                    --------       ---------          ---------          --------

Total assets                                        $569,343        $225,020          $(211,216)         $583,147
                                                    ========       =========          =========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt                               $ 22,945        $     --          $      --          $ 22,945
      Accounts payable - trade                        39,223           1,028                 --            40,251
      Intercompany payable                                --         211,216           (211,216)               --
      Other payables and accrued expenses             33,197          11,034                 --            44,231
      Current portion of long-term debt                1,146              --                 --             1,146
                                                    --------       ---------          ---------          --------
         Total current liabilities                    96,511         223,278           (211,216)          108,573
                                                    --------       ---------          ---------          --------

Long-term debt, net                                  331,145              --                 --           331,145
                                                    --------       ---------          ---------          --------
         Total liabilities                           427,656         223,278           (211,216)          439,718
                                                    --------       ---------          ---------          --------

Convertible, redeemable preferred stock                8,542              --                 --             8,542
                                                    --------       ---------          ---------          --------
Shareholders' equity                                 133,145           1,742                 --           134,887
                                                    --------       ---------          ---------          --------
Total liabilities and shareholders' equity          $569,343        $225,020          $(211,216)         $583,147
                                                    ========       =========          =========          ========

                                                                        For the Year Ended
Statement of Operations                                                  January 31, 2002
                                                    Company         Guarantors      Eliminations      Consolidated
                                                    --------------------------------------------------------------
Net sales                                           $512,408        $250,193          $ (31,093)         $731,508
Cost of sales                                        304,640          80,500                 --           385,140
                                                    --------       ---------          ---------          --------
Gross profit                                         207,768         169,693            (31,093)          346,368
Selling, general and administrative                  199,705         141,308            (31,093)          309,920
Depreciation and amortization                         18,099          12,486                 --            30,585
                                                    --------       ---------          ---------          --------
(Loss) income from operations                        (10,036)         15,899                 --             5,863
Interest and other income (expense)                  (23,765)        (20,949)                --           (44,714)
                                                    --------       ---------          ---------          --------
Loss before income taxes                             (33,801)         (5,050)                --           (38,851)
Benefit from income taxes                             (7,856)         (1,158)                --            (9,014)
                                                    --------       ---------          ---------          --------
Net loss                                            $(25,945)       $ (3,892)         $      --          $(29,837)
                                                    ========       =========          =========          ========

                     ELIZABETH ARDEN, INC. AND SUBSIDIRIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

                                                                    For the Year Ended
Statement of Income                                                  January 31, 2001
                                               Company        Guarantors       Eliminations      Consolidated
                                            -----------------------------------------------------------------
Net sales                                     $ 378,229        $  4,025           $   --          $ 382,254
Cost of sales                                   270,363             962               --            271,325
                                              ---------        --------           ------          ---------
Gross profit                                    107,866           3,063               --            110,929
                                              ---------        --------           ------          ---------

Operating expenses                               57,261             750               --             58,011
Depreciation and amortization                    11,950             174               --             12,124
                                              ---------        --------           ------          ---------
Income from operations                           38,655           2,139               --             40,794
Interest and other income (expense)             (19,371)            104               --            (19,267)
                                              ---------        --------           ------          ---------
Income before income taxes                       19,284           2,243               --             21,527
Income taxes                                      7,590             501               --              8,091
                                              ---------        --------           ------          ---------
Net income                                    $  11,694        $  1,742           $   --          $  13,436
                                              =========        ========           ======          =========

                                                                                 For the Year Ended
Statement of Cash Flow                                                            January 31, 2002
                                                               Company     Guarantors       Eliminations    Consolidated
                                                             -------------------------------------------------------------
Cash Flow from Operating Activities:
     Net cash provided by (used in) operating
     Activities                                                $ 9,834      $  (1,181)         $  --         $    8,653
                                                               -------      ---------          -----         ----------

Cash Flow from Investing Activities:
  Additions to property and equipment, net of disposals         (3,230)        (6,742)            --             (9,972)
  Sale of trademarks and intangibles                                --          6,529             --              6,529
                                                               -------      ---------          -----         ----------
     Net cash used in investing activities                      (3,230)          (213)            --             (3,443)
                                                               -------      ---------          -----         ----------

Cash Flow from Financing Activities:
  Net proceeds from short-term debt                            (15,245)            --             --            (15,245)
  Payments on long-term debt                                    (1,186)            --             --             (1,186)
  Proceeds from the exercise of stock options                    2,184             --             --              2,184
  Proceeds from the exercise of stock purchase
   warrants                                                      8,288             --             --              8,288
  Repurchase of common stock                                      (402)            --             --               (402)
                                                               -------      ---------          -----         ----------
     Net cash provided by financing activities                  (6,361)            --             --             (6,361)

Effect of exchange rate changes on cash and cash
equivalents                                                       (631)            --             --               (631)
Net decrease in cash and cash equivalents                         (388)        (1,394)            --             (1,782)
Cash and cash equivalents at beginning of year                   4,004         13,691             --             17,695
                                                               -------      ---------          -----         ----------
Cash and cash equivalents at end of year                       $ 3,616      $  12,297          $  --         $   15,913
                                                               =======      =========          =====         ==========

                     ELIZABETH ARDEN, INC. AND SUBSIDIRIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

                                                                   For the Year Ended
Statement of Cash Flow                                              January 31, 2001
                                                     Company    Guarantors  Eliminations  Consolidated
                                                  ------------------------------------------------------
Cash Flow from Operating Activities:
      Net cash provided by (used in) operating
      Activities                                    $   3,810    $  13,691    $    --      $   17,501
                                                    ---------    ---------    -------      ----------
 Cash Flow from Investing Activities:
   Additions to property and equipment, net of
   disposals                                           (5,207)          --         --          (5,207)
   Acquisition of Elizabeth Arden                    (204,676)          --         --        (204,676)
                                                    ---------    ---------    -------      ----------
      Net cash used in investing activities          (209,883)          --         --        (209,883)
                                                    ---------    ---------    -------      ----------

Cash Flow from Financing Activities:
  Net proceeds from short-term debt                    22,945           --         --          22,945
  Payments on long-term debt                           (4,118)          --         --          (4,118)
  Proceeds from the issuance of senior notes          160,000                                 160,000
  Proceeds from the exercise of stock options             486           --         --             486
  Proceeds from the exercise of stock purchase
   warrants                                               675           --         --             675
  Proceeds from the conversion of preferred stock       8,884                                   8,884
  Repurchase of common stock                             (939)          --         --            (939)
                                                    ---------    ---------    -------      ----------
     Net cash provided by financing activities        187,933           --         --         187,933

Net decrease in cash and cash equivalents             (18,140)      13,691         --          (4,449)
Cash and cash equivalents at beginning of year         22,144           --         --          22,144
                                                    ---------    ---------    -------      ----------
Cash and cash equivalents at end of year            $   4,004    $  13,691    $    --      $   17,695
                                                    =========    =========    =======      ==========

     17.  RECENTLY ISSUED ACCOUNTING STANDARDS

          In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. EITF 00-14 is effective February 1, 2002 for the Company. While the Company is currently evaluating the impact of this new guidance, EITF 00-14 will result in a reclassification of certain advertising and promotional costs from selling, general and administrative expense. As a result it is expected that reported net revenues will decrease, cost of sales will increase, and there will be offsetting decreases in selling, general and administrative expenses.

          In April 2001, the EITF reached a consensus on EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products", which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective February 1, 2002 for the Company. While the Company is currently evaluating the impact of this new guidance, EITF 00-25 will result in a reclassification of certain advertising and promotional costs from selling, general and administrative expense. As a result it is expected that reported net revenues will decrease, cost of sales will increase, and there will be offsetting decreases in selling, general and administrative expenses.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets", and addresses the accounting for goodwill and intangible

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.       RECENTLY ISSUED ACCOUNTING STANDARDS - (Continued)

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

          In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 will be effective for the Company as of February 1, 2002. The Company does not expect that the adoption of this will have a material affect on its financial statements.

18.       GEOGRAPHIC  INFORMATION

          The Company manages its business on the basis of one reportable operating segment. The Company established non-U.S. subsidiaries to hold the assets acquired as part of the Arden acquisition on January 23, 2001. Prior to the Arden acquisition, the Company's international net sales were not material. During the year ended January 31, 2002, the Company sold its products in over 90 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland. The Company's international operations are exposed to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which it operates, and the value of international assets are affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 1.

         (Amounts in millions)                                       Years Ended January 31,
                                                         2002                 2001                 2000
                                                    ------------------------------------------------------
         Net sales:
              United States                             $512.4                $378.2              $358.2
              International                              219.1                   4.1                 3.0
                                                        ------                ------              ------
                Total                                   $731.5                $382.3              $361.2
                                                        ======                ======              ======

                                                                 January 31,
                                                         2002                2001
                                                      --------------------------------
         Long-lived assets:
              United States                             $258.9                $280.5
              International                                9.1                   7.8
                                                        ------                ------
                Total                                   $268.0                $288.3
                                                        ======                ======

                                                                     Years Ended January 31,
                                                         2002                 2001                 2000
                                                    ------------------------------------------------------
         Classes of similar products (net sales):
              Fragrance                                 $542.5                $382.2              $361.2
              Skin care                                  119.0                    --                  --
              Cosmetics                                   70.0                    --                  --
                                                        ------                ------              ------
                Total                                   $731.5                $382.3              $361.2
                                                        ======                ======              ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item has been previously reported in the Company's Current Report on Form 8-K dated July 13, 2001, which was filed on July 20, 2001, and will also be contained in the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be held on June 25, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference or is included in Part I under "Executive Officers of the Company".

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
               and independent auditors' report are listed in the "Index to Financial Statements and Schedules" on page 22 and included on pages 23 through 48.

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

    Exhibit
    -------
    Number                            Description
    ------       ---------------------------------------------------------------
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

   Exhibit
   Number                                  Description
   ------        ---------------------------------------------------------------
     4.7         First Amendment to Amended and Restated Credit Agreement dated as of July 20, 2001, between Fleet National Bank, as administrative agent, the banks listed on the signature pages thereto and the Company (incorporated herein by reference to Exhibit 4.7 filed as part of the Company's Form 10-Q for the quarter ended July 28, 2001 (Commission File No. 1-6370)).

     4.8 Second Amendment to Amended and Restated Credit Agreement dated as of March 13, 2002, between Fleet National Bank, as administrative agent, the banks listed on the signature pages thereto and the Company (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated March 13, 2002 (Commission File No. 1-6370)).

     4.9 Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

    4.10 Warrant Agreement, dated as of January 23, 2001, between the Company and Mellon Investor Services, Inc. (incorporated herein by reference to Exhibit 4.8 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

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

   Exhibit
   Number                               Description
   -------       ---------------------------------------------------------------
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

    12.1         Ratio of earnings to fixed charges.

    16.1 Letter from Deloitte & Touche LLP regarding change in Certifying Accountant (incorporated herein by reference to Exhibit 16 of the Company's Form 8-K dated July 13, 2001 (Commission File No. 1-6370)).

    21.1         Subsidiaries of the Company.

    23.1         Consent of PricewaterhouseCoopers LLP

    23.2         Consent of Deloitte & Touche LLP
_______________________
              The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits to Form 10-K.

              See Item 14(a)3.

(d)      Financial Statement Schedules.

              See Item 14(a)2.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26/th/ day of April 2002.

                                      ELIZABETH ARDEN, INC.

                                           /s/ E. Scott Beattie
                                      By: --------------------------------------
                                          E. Scott Beattie
                                          Chairman, President, Chief Executive
                                          Officer and Director
                                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                               Title                                  Date
          ---------                               -----                                  ----
/s/ E. Scott Beattie
-----------------------------  Chairman, President, Chief Executive                  April 26, 2002
E. Scott Beattie                Officer and Director
                                (Principal Executive Officer)

/s/ Stephen J. Smith
-----------------------------  Executive Vice President and Chief Financial Officer  April 26, 2002
Stephen J. Smith                (Principal Financial and Accounting Officer)

/s/ Fred Berens
-----------------------------  Director                                              April 27, 2002
Fred Berens

/s/ George Dooley
-----------------------------  Director                                              April 26, 2002
George Dooley

/s/ William M. Tatham                                                                   May 1, 2002
-----------------------------  Director
William M. Tatham

/s/ Richard C.W. Mauran
-----------------------------  Director                                              April 28, 2002
Richard C.W. Mauran

/s/ J.W. Nevil Thomas
-----------------------------  Director                                              April 29, 2002
J.W. Nevil Thomas

                                 Exhibit Index


Exhibit No.         Description

    12.1            Ratio of earnings to fixed charges.

    21.1            Subsidiaries of the Company.

    23.1            Consent of PricewaterhouseCoopers LLP

    23.2            Consent of Deloitte & Touche LLP