Form 10-Q
period 2002-04-27
ELIZABETH ARDEN INC
filed 2002-06-11
CIK 95052

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended April 27, 2002

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

                       Yes  [X]   No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Outstanding at
               Class                     June 10, 2002
               -----                     --------------
      Common Stock, $.01 par value     18,757,444 shares

                      ELIZABETH ARDEN, INC.

                        INDEX TO FORM 10-Q


PART I  -  FINANCIAL INFORMATION                             Page No.
                                                             --------
Item 1.    Financial Statements

           Consolidated Balance Sheets -
           April 27, 2002 (Unaudited) and January 31, 2002. . . . 3

           Unaudited Consolidated Statements of Operations -
           Three Months Ended April 27, 2002 and
           April 28, 2001 . . . . . . . . . . . . . . . . . . . . 4

           Unaudited Consolidated Statement of Shareholders'
           Equity - Three Months Ended April 27, 2002 . . . . . . 5

           Unaudited Consolidated Statements of Cash Flow -
           Three Months Ended April 27, 2002 and
           April 28, 2001 . . . . . . . . . . . . . . . . . . . . 6

           Notes to Unaudited Consolidated Financial Statements . 7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .17

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk . . . . . . . . . . . . . . . . . . . . . 20

PART II  - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . 22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)

                                                 April 27, 2002   January 31, 2002
                                                 --------------   ----------------
ASSETS                                             (Unaudited)
Current assets:
  Cash and cash equivalents                        $  29,050      $  15,913
  Accounts receivable, net                           118,169         79,720
  Inventories                                        194,112        192,736
  Deferred income taxes                               15,970         15,970
  Prepaid expenses and other assets                   26,538         24,372
                                                   ---------      ---------
       Total current assets                          383,839        328,711
                                                   ---------      ---------

Property and equipment, net                           37,429         38,268
                                                   ---------      ---------

Other assets:
  Exclusive brand licenses and trademarks, net       209,699        212,011
  Debt financing costs                                14,518         14,518
  Other assets                                         4,967          3,257
                                                   ---------      ---------
       Total other assets                            229,184        229,786
                                                   ---------      ---------
       Total assets                                $ 650,452      $ 596,765
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                  $  64,575      $   7,700
  Accounts payable - trade                            65,452         69,150
  Other payables and accrued expenses                 69,068         59,259
  Current portion of long-term debt                    2,312          2,312
                                                   ---------      ---------
       Total current liabilities                     201,407        138,421
                                                   ---------      ---------

Long-term debt                                       326,003        326,121
Deferred income taxes and other                        8,223          8,309
                                                   ---------      ---------
       Total long-term liabilities                   334,226        334,430
                                                   ---------      ---------
       Total liabilities                             535,633        472,851
                                                   ---------      ---------
Commitments and contingencies (See Note 6)

Convertible, redeemable preferred stock,
  Series D, $.01 par value (liquidation preference
  of $50,000); 1,000,000 shares authorized;
  416,667 shares issued and outstanding               12,894         11,980
                                                   ---------      ---------
Shareholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 18,610,747 and 18,575,708 shares
    issued and outstanding, respectively                 186            186
  Additional paid-in-capital                          88,645         85,919
  Retained earnings                                   24,348         35,191
  Treasury stock (390,780 and 950,128 shares at
    cost, respectively)                              (2,899)        (6,541)
  Accumulated other comprehensive loss               (1,837)        (2,348)
  Unearned deferred compensation                     (6,518)          (473)
                                                   ---------      ---------
       Total shareholders' equity                    101,925        111,934
                                                   ---------      ---------
       Total liabilities and
         shareholders' equity                      $ 650,452      $ 596,765
                                                   =========      =========

    See Accompanying Notes to Unaudited Consolidated Financial Statements.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands except per share data)
                           (Unaudited)

                                                Three Months Ended
                                         April 27, 2002   April 28, 2001
                                         --------------   --------------
Net sales                                       $ 140,284      $ 122,837
Cost of sales                                      86,379         78,119
                                                ---------      ---------
  Gross profit                                     53,905         44,718

Operating expenses:
  Selling, general and
    administrative                                 53,630         54,702
  Depreciation and amortization                     5,368          7,434
                                                ---------      ---------
     Total operating expenses                      58,998         62,136
                                                ---------      ---------

Loss from operations                               (5,093)       (17,418)
                                                ---------      ---------

Other income (expense):
  Interest expense, net                           (10,444)       (11,132)
  Other                                                21             19
                                                ---------      ---------
     Other income (expense), net                  (10,423)       (11,113)
                                                ---------      ---------

Loss before income taxes                          (15,516)       (28,531)
Benefit from income taxes                          (5,587)       (10,397)
                                                ---------      ---------
Net loss                                           (9,929)       (18,134)
Accretion and dividend on
  preferred stock                                     914            833
                                                ---------      ---------
Net loss attributable to common
  shareholders                                  $ (10,843)     $ (18,967)
                                                =========      =========
Loss per common share:
  Basic                                         $   (0.61)     $   (1.15)
                                                =========      =========
  Diluted                                       $   (0.61)     $   (1.15)
                                                =========      =========

Weighted average number of
  common shares:
  Basic                                        17,711,733     16,441,437
                                               ==========     ==========
  Diluted                                      22,917,027     22,199,675
                                               ==========     ==========


 See Accompanying Notes to Unaudited Consolidated Financial Statements

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (Unaudited)
                         (Amounts in thousands)

                                                                              Accumulated
                      Common Stock     Additional                                Other
                      ------------      Paid-In      Retained    Treasury    Comprehensive
                     Shares  Amount     Capital      Earnings     Stock          Loss
                     ---------------------------------------------------------------------
Balance at
 January 31, 2002    18,576   $186      $85,919      $35,191     $(6,541)      $(2,348)

Issuance of
 common stock
 upon exercise
 of stock options         8     --           42           --          --            --

Issuance of
 restricted stock,
 net                     26     --        2,684           --       3,642            --

Amortization of
 unearned deferred
 compensation            --     --           --           --          --            --

Accretion and
 dividend on
 Series D
 preferred stock         --     --           --         (914)         --            --

Comprehensive loss:
 Net loss                --     --           --       (9,929)         --            --
 Foreign currency
  translation            --     --           --           --          --           511
                     -----------------------------------------------------------------
Total comprehensive
 loss                    --     --           --       (9,929)         --           511

Balance at
 April 27, 2002      18,610   $186      $88,645      $24,348     $(2,899)      $(1,837)
                     =================================================================

RESTUBBED TABLE
CONTINUED FROM ABOVE
                                      Total
                        Unearned      Share-
                        Deferred      holders'
                      Compensation    Equity
                      ------------------------
Balance at
 January 31, 2002       $  (473)      $111,934

Issuance of
 common stock
 upon exercise
 of stock options            --             42

Issuance of
 restricted stock,
 net                     (6,336)           (10)

Amortization of
 unearned deferred
 compensation               291            291

Accretion and
 dividend on
 Series D
 preferred stock             --           (914)

Comprehensive loss:
 Net loss                    --         (9,929)
 Foreign currency
  translation                --            511
                      ------------------------
Total comprehensive
 loss                        --         (9,418)

Balance at
 April 27, 2002         $(6,518)      $101,925
                      ========================

    See Accompanying Notes to Unaudited Consolidated Financial Statements.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                      (Dollars in thousands)

                                                      Three Months Ended
                                               April 27, 2002   April 28, 2001
                                               --------------   --------------
Cash Flows from Operating Activities:
  Net loss                                       $ (9,929)     $ (18,134)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                5,368          7,434
       Amortization of senior note offering
        costs and note premium                        643            622
       Amortization of unearned deferred
        compensation                                  291             --
    Change in assets and liabilities:
       Increase in accounts receivable            (38,449)       (52,750)
       Increase in inventories and advances
        on inventory purchases                     (1,376)       (21,497)
       Increase in prepaid expenses and
        other assets                               (4,639)       (16,216)
       (Decrease) increase in accounts payable     (3,698)        26,259
       Increase in other payables and
        accrued expenses                            9,720         28,933
       Other                                          705             --
                                                 --------         ---------
             Net cash used in operating
              activities                          (41,364)       (45,349)
                                                 --------         ---------
Cash Flow from Investing Activities:
  Additions to property and equipment,
   net of disposals                                (2,176)        (1,157)
                                                 --------         ---------
             Net cash used in investing
              activities                           (2,176)        (1,157)
                                                 --------         ---------
Cash Flow from Financing Activities:
  Net proceeds from short-term debt                56,875         60,954
  Payments on long-term debt                          (49)           (45)
  Proceeds from the exercise of
   stock options                                       42            303
  Proceeds from the exercise of stock
   purchase warrants                                   --          5,613
                                                 --------         ---------
             Net cash provided by financing
              activities                           56,868         66,825
                                                 --------         ---------

Effect of exchange rate changes on cash
 and cash equivalents                                (191)            --
Net increase in Cash and Cash Equivalents          13,137         20,319
Cash and Cash Equivalents at
 Beginning of Period                               15,913         17,695
                                                 --------         ---------
Cash and Cash Equivalents at
 End of Period                                   $ 29,050      $  38,014
                                                 ========         =========

Supplemental Disclosure of Cash Flow
 Information:
  Interest paid during the period                $ 10,333      $   1,370
                                                 ========         =========
  Income taxes paid during the period            $     33      $   8,072
                                                 ========         =========


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

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2002, filed with the Commission.

     The consolidated balance sheet of the Company as of January 31, 2002 is audited. The other consolidated financial statements are unaudited, but include all adjustments that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year ending January 31, 2003. In order to conform to the current fiscal year presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

NOTE 2.   RECENTLY ADOPTED ACCOUNTING STANDARDS

Accounting for Certain Sales Incentives

     Effective February 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer," which codified and reconciled EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the three months ended April 28, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 had no impact on operating loss; however, for the three months ended April 27, 2002 and April 28, 2001, gross margin decreased by approximately $9.4 and $9.7 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

     EITF 01-09 also codified and reconciled EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Upon adoption of this pronouncement, the Company classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the three months ended April 28, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 had no impact on operating loss; however, for the three months ended April 27, 2002 and April 28, 2001, gross margin decreased by approximately $13.3 and $19.2 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   RECENTLY ADOPTED ACCOUNTING STANDARDS - (Continued)

Accounting for Business Combinations and Goodwill and Other Intangible
Assets

     Effective February 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 141" and "SFAS No. 142", respectively). These standards establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

     The Company's intangible assets generally consist of exclusive brand licenses and trademarks. The Company does not carry any goodwill. The Company evaluated which of its intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks have an indefinite useful life. Thus the Company ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of this asset during the three months ended April 27, 2002. That effort and assessments of this asset with the assistance of a third party valuation firm indicated no impairment adjustment would be required upon adoption of this pronouncement. The following table presents pro forma net loss and loss per share data restated to include the retroactive impact of the adoption of SFAS No. 142 for the three months ended April 28, 2001.

   (Amounts in thousands,                      Three Months Ended
   except per share data)                        April 28, 2001
                                               ------------------
   Reported net loss attributable to
    common shareholders                              $  (18,967)

   Elizabeth Arden trademarks amortization,
    net of tax                                            1,011
                                                     ----------
   Adjusted net loss attributable to
    common shareholders                              $  (17,956)
                                                     ==========
   Basic and diluted net loss per common share:

   Reported net loss attributable to
    common shareholders                              $    (1.15)
   Elizabeth Arden trademarks amortization,
    net of tax                                             0.06
                                                     ----------
   Adjusted net loss attributable to
    common shareholders                              $    (1.09)
                                                     ==========

Accounting for the Impairment or Disposal of Long-Lived Assets

     Effective February 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the financial statements of the Company.

NOTE 3.  INVENTORIES

     The components of inventory at April 27, 2002 and January 31, 2002 were as follows:

                                             April 27,    January 31,
                                               2002          2002
             (Amounts in thousands)          ---------    -----------
             Finished goods                   $137,380     $137,478
             Work in progress                   16,228       20,067
             Raw materials                      40,504       35,191
                                              --------     --------
                                              $194,112     $192,736
                                              ========     ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   SHORT-TERM DEBT

     The Company has a revolving credit facility with a syndicate of banks for which Fleet is the administrative agent (the "Credit Facility") and which provides for borrowings on a revolving basis of up to $175 million, with a $25 million sublimit for letters of credit. The Credit Facility is guaranteed by certain of the Company's U.S. subsidiaries and matures in January 2006. As a result of weaker than expected financial performance in fiscal 2002, the Company negotiated an amendment of certain terms in the Credit Facility. Under the amendment, the Company received a waiver of non-compliance with certain financial covenants for the fourth quarter of fiscal 2002, in particular, the debt to EBITDA ratio and EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each of fiscal 2003 and the first three quarters of fiscal 2004. The amendment with the bank group also amends selected additional sections of the Credit Facility and was signed on March 13, 2002. Loans under the revolving credit portion of the Credit Facility, as amended, bear interest, at the option of the Company, at a floating rate of (i) 3.50% over the London InterBank Offered Rate ("LIBOR") or (ii) 2.25% over the Prime Rate as quoted by Fleet. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011.

     The Credit Facility contains several covenants, the more significant of which are that the Company: (i) cannot exceed certain levels of debt to EBITDA; (ii) must maintain certain levels of EBITDA to consolidated net interest expense; (iii) must maintain a minimum amount of shareholders' equity; (iv) must maintain a minimum amount of EBITDA in each quarter of fiscal 2003; (v) must maintain a minimum amount of availability under the Credit Facility in the first and second quarters of fiscal 2003; and (vi) cannot exceed certain limits on capital expenditures. Based upon the Company's internal projections the Company believes that the amended covenants provide sufficient flexibility so that the Company can maintain compliance with the covenants. If the actual results deviate significantly from projections, however, the Company may not remain in compliance with the covenants and would not be allowed to borrow under the revolving credit facility. In addition, a default under the revolving credit facility which causes acceleration of the debt under this facility could trigger a default on the Company's senior notes. In the event the Company is not able to borrow under its credit facility, the Company would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be. The Credit Facility also includes a prohibition on the payment of dividends and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $4 million of its common stock, $.01 par value per share ("Common Stock"). Based on the Company's performance for the three months ended April 27, 2002, the Company is in compliance with the revised covenants of the Credit Facility. At April 27, 2002, the Company had an outstanding balance under the Credit Facility of approximately $65 million together with $286,000 in outstanding letters of credit issued. At April 27, 2002, the remaining availability under the Credit Facility, based upon eligible receivables and inventories as of that date, was approximately $36 million. At January 31, 2002, the Company had an outstanding balance under the Credit Facility of approximately $7.7 million together with $286,000 in outstanding letters of credit issued.

NOTE 5.   LONG-TERM DEBT

     The Company's long-term debt at April 27, 2002 and January 31, 2002 consisted of the following:

(Dollars in thousands)

Description                           April 27, 2002  January 31, 2002
-----------                           --------------  ----------------
10 3/8% Senior Notes due May 2007         $156,700         $156,769
11 3/4% Senior Secured Notes
  due May 2011                             160,000          160,000
8.5% Subordinated Debenture due
  in equal installments in
  May 2002, 2003 and 2004                    6,480            6,480
8.84% Miami Lakes Facility Mortgage
 Note due July 2004                          5,135            5,184
                                          --------         --------
Total long-term debt                       328,315          328,433
  Less current portion of
  long-term debt                             2,312            2,312
                                          --------         --------
Total long-term debt, net                 $326,003         $326,121
                                          ========         ========

                              - 9 -

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   COMMITMENTS AND CONTINGENCIES

     In connection with the Arden acquisition, the Company entered into a distribution agreement with Unilever's distribution facility in Lille, France, to obtain order fulfillment services for the Company's products in Europe. Under the distribution agreement, which terminates on June 30, 2002, the Company pays a fixed fee per product shipped. In May 2002, the Company entered into an agreement with two unaffiliated third parties for order fulfillment and logistics services in a distribution facility in Beville, France that will replace the Unilever agreement. The agreements terminate in May 2004, provided that they automatically renew for one additional year unless notice of non-renewal is given by August 2003. Pricing on the order fulfillment agreement is based on the quantity of products shipped and the type of service provided. The Company is required to make payments of approximately $2.0 million Euros (approximately US$1.8 million at April 27, 2002) annually, under the logistics services agreement. Except for the logistics services and order fulfillment agreements for the Beville, France facility, the Company has not entered into any new material commitments since January 31, 2002.

     In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$35 million at April 27, 2002), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$22 million at April 27, 2002). Management believes that the Company would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit and the Company is vigorously contesting the matter.

     The Company is also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty; management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

NOTE 7.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     At April 27, 2002 and January 31, 2002, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock") issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock, subject to certain restrictions, at a conversion price of $12 per share of Common Stock. The holder of the Series D Convertible Preferred Stock will be entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003 and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock will begin to accrue on January 23, 2003 and will be payable, at the Company's option, in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its bank credit facility and compliance with certain limitations under the Indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and recorded as additional paid-in capital. The difference between the liquidation value of $50 million and the balance recorded in the Convertible, redeemable preferred stock account on the Company's Consolidated Balance Sheet is being accreted over the life of the Series D Convertible Preferred Stock. For the three months ended April 27, 2002 and April 28, 2001, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $914,000 and $833,000, respectively.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY -
          (Continued)

     In March 2002, the Company granted 485,700 shares of performance-accelerated restricted stock (PARS) to certain key employees. PARS are restricted stock awards with a pre-defined vesting period of six years that also provides for accelerated vesting to three, four or five years from the date of grant if the Company's total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS, in the amount of $5.5 million, were recorded as unearned deferred compensation on the balance sheet and are being amortized over the currently expected vesting period. In March 2002, the Company also granted 77,913 shares of restricted stock to other employees that vest over one year from the date of grant. These restricted shares, in the amount of approximately $866,000, were recorded as unearned deferred compensation on the balance sheet and are being amortized over the vesting period. Compensation expense for the three months ended April 27, 2002, related to the PARS and the additional restricted stock granted to employees, amounted to approximately $132,000. The Company's common stock outstanding of 18,610,747 shares as of April 27, 2002, and 18,575,708 shares as of January 31, 2002, includes 623,529 shares and 64,181 shares, respectively, of restricted stock that are subject to vesting requirements.

NOTE 8.  EARNINGS (LOSS) PER SHARE

     Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average shares of outstanding Common Stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential Common Stock such as stock options, warrants and convertible securities. In addition, for the dilutive earnings per share calculation, the interest incurred on the convertible securities, net of tax, and the imputed preferred dividend accretion is added back to net income. Diluted loss per share equals basic loss per share for the three months ended April 27, 2002 and April 28,2001, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EARNINGS (LOSS) PER SHARE - (Continued)

     The following table represents the computation of loss per share for the three months ended April 27, 2002 and April 28, 2001 (in thousands except per share data):

                                              Three Months Ended
                                       April 27, 2002     April 28, 2001
                                       --------------     --------------
    Basic
       Net loss attributable to
        common shareholders               $ (10,843)        $ (18,967)
                                          =========         =========
       Weighted average shares
        outstanding                          17,712            16,441
                                          =========         =========
       Net loss per basic share           $   (0.61)        $   (1.15)
                                          =========         =========

    Diluted
       Net loss attributable to
        common shareholders               $ (10,843)        $ (18,967)

       Add: 7.5% Convertible
            Subordinated Debentures
            interest, net of tax                 --                20

       Add: Dividend on Series D
            Convertible Preferred
            Stock                               521               625

       Add: Accretion on Series D
            Convertible Preferred
            Stock                               393               208
                                          ---------         ---------
              Net loss as adjusted        $  (9,929)        $ (18,114)
                                          =========         =========
       Weighted average shares
        outstanding                          17,712            16,441
                                          ---------         ---------

       Effect of diluted securities:
          Potential common shares -
           treasury method                    1,038             1,306

          Assumed conversion of 7.5%
           Convertible Subordinated
           Debentures                            --               286

          Series D Convertible
           Preferred Stock                    4,167             4,167
                                          ---------         ---------
          Dilutive potential
           common shares                      5,205             5,759
                                          ---------         ---------

      Weighted average shares and
        potential dilutive shares            22,917            22,200
                                          =========         =========
              Net loss per diluted
               share                      $   (0.61)        $   (1.15)
                                          =========         =========

     The following table shows the options to purchase shares of common stock that were outstanding during the three months ended April 27, 2002 and April 28, 2001 but were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common shares:

                                              Three Months Ended
                                       April 27, 2002     April 28, 2001
                                       --------------     --------------
    Number of shares under option      2,828,250             30,000
                                       =========             ======
    Range of exercise price            $11.33 - $20.64       $16.38
                                       ===============       ======

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following condensed financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Secured Notes due 2011 which were issued to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business in January 2001, elimination adjustments and the consolidated total. The Company's direct subsidiaries DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding, Inc., are guarantors of the 11 3/4% Senior Secured Notes. All information presented is in thousands.

BALANCE SHEET                                            April 27, 2002
                                      Company    Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents         $    3,596   $  25,454     $       --      $  29,050
  Accounts receivable, net              71,374      46,795             --        118,169
  Inventories                          151,428      42,684             --        194,112
  Intercompany receivable              701,169     172,141       (873,310)            --
  Deferred income taxes                 15,970          --             --         15,970
  Prepaid expenses and other assets     21,845       4,693             --         26,538
                                    ----------   ---------     ----------      ---------
    Total current assets               965,382     291,767       (873,310)       383,839
                                    ----------   ---------     ----------      ---------

Property and equipment, net             28,163       9,266             --         37,429
                                    ----------   ---------     ----------      ---------

Other assets:
  Exclusive brand licenses and
   trademarks, net                      36,392     173,307             --        209,699
  Other assets                          17,630       1,855             --         19,485
                                    ----------   ---------     ----------      ---------
    Total other assets                  54,022     175,162             --        229,184
                                    ----------   ---------     ----------      ---------
Total assets                        $1,047,567   $ 476,195     $ (873,310)     $ 650,452
                                    ==========   =========     ==========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                   $   64,575   $      --     $       --      $  64,575
  Accounts payable   trade              59,084       6,368             --         65,452
  Intercompany payable                 418,069     455,241       (873,310)            --
  Other payables and accrued
   expenses                             48,553      20,515             --         69,068
  Current portion of long-term debt      2,312          --             --          2,312
                                    ----------   ---------     ----------      ---------
    Total current liabilities          592,593     482,124       (873,310)       201,407
                                    ----------   ---------     ----------      ---------

Long-term debt, net                    326,003          --             --        326,003
Deferred income taxes and other          7,563         660             --          8,223
                                    ----------   ---------     ----------      ---------
    Total liabilities                  926,159     482,784       (873,310)       535,633
                                    ----------   ---------     ----------      ---------

Convertible, redeemable preferred
 stock                                  12,894          --             --         12,894
                                    ----------   ---------     ----------      ---------

Shareholders' equity                   108,514      (6,589)            --        101,925
                                    ----------   ---------     ----------      ---------

Total liabilities and shareholders'
 equity                             $1,047,567   $ 476,195     $ (873,310)     $ 650,452
                                    ==========   =========     ==========      =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

BALANCE SHEET                                            January 31, 2002
                                      Company    Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents         $    3,616   $  12,297     $       --      $  15,913
  Accounts receivable, net              47,543      32,177             --         79,720
  Inventories                          152,883      39,853             --        192,736
  Intercompany receivable              615,368    (388,272)      (227,096)            --
  Deferred income taxes                 15,970          --             --         15,970
  Prepaid expenses and other assets     16,133       8,239             --         24,372
                                    ----------   ---------     ----------      ---------
    Total current assets               851,513    (295,706)      (227,096)       328,711
                                    ----------   ---------     ----------      ---------

Property and equipment, net             29,403       8,865             --         38,268
                                    ----------   ---------     ----------      ---------
Other assets:
  Exclusive brand licenses and
   trademarks, net                      38,624     173,387             --        212,011
  Other assets                          22,771      (4,996)            --         17,775
                                    ----------   ---------     ----------      ---------
    Total other assets                  61,395     168,391             --        229,786
                                    ----------   ---------     ----------      ---------
Total assets                        $  942,311   $(118,450)    $ (227,096)     $ 596,765
                                    ==========   =========     ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                   $    7,700   $      --     $       --      $   7,700
  Accounts payable   trade              60,228       8,922             --         69,150
  Intercompany payable                 357,972    (130,876)      (227,096)            --
  Other payables and accrued
   expenses                             52,271       6,988             --         59,259
  Current portion of long-term debt      2,312          --             --          2,312
                                    ----------   ---------     ----------      ---------
    Total current liabilities          480,483    (114,966)      (227,096)       138,421
                                    ----------   ---------     ----------      ---------

Long-term debt                         326,121          --             --        326,121
Deferred income taxes and other          7,296       1,013             --          8,309
                                    ----------   ---------     ----------      ---------
    Total liabilities                  813,900    (113,953)      (227,096)       472,851
                                    ----------   ---------     ----------      ---------
Convertible, redeemable preferred
 stock                                  11,980          --             --         11,980
                                    ----------   ---------     ----------      ---------

Shareholders' equity                   116,431      (4,497)            --        111,934
                                    ----------   ---------     ----------      ---------

Total liabilities and shareholders'
 equity                             $  942,311   $(118,450)    $ (227,096)     $ 596,765
                                    ==========   =========     ==========      =========

STATEMENT OF OPERATIONS                      FOR THE THREE MONTHS ENDED
                                                   April 27, 2002
                                 Company    Guarantors   Eliminations   Consolidated
                                 --------------------------------------------------
Net sales                        $ 86,340     $62,274      $(8,330)       $140,284
Cost of sales                      60,320      26,059           --          86,379
                                 --------     -------      -------        --------
Gross profit                       26,020      36,215       (8,330)         53,905
                                 --------     -------      -------        --------

Selling, general and
 administrative expenses           29,151      32,809       (8,330)         53,630
Depreciation and amortization       4,064       1,304           --           5,368
                                 --------     -------      -------        --------
(Loss) income from operations      (7,195)      2,102           --          (5,093)
Interest expense, net              (4,255)     (6,168)          --         (10,423)
                                 --------     -------      -------        --------
Loss before income taxes          (11,450)     (4,066)          --         (15,516)
Benefit from income taxes          (4,123)     (1,464)          --          (5,587)
                                 --------     -------      -------        --------
Net loss                         $ (7,327)    $(2,602)     $    --        $ (9,929)
                                 ========     =======      =======        ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

STATEMENT OF OPERATIONS                     FOR THE THREE MONTHS ENDED
                                                  April 28, 2001
                                 Company    Guarantors   Eliminations   Consolidated
                                 ---------------------------------------------------
Net sales                        $ 72,711     $56,973      $(6,847)       $122,837
Cost of sales                      60,716      17,403           --          78,119
                                 --------     -------      -------        --------
Gross profit                       11,995      39,570       (6,847)         44,718
                                 --------     -------      -------        --------
Selling, general and
 administrative expenses           27,978      33,571       (6,847)         54,702
Depreciation and amortization       3,831       3,603           --           7,434
(Loss) income from operations     (19,814)      2,396           --         (17,418)
Interest expense, net              (4,785)     (6,328)          --         (11,113)
                                 --------     -------      -------        --------
Loss before income taxes          (24,599)     (3,932)          --         (28,531)
Benefit from income taxes          (8,906)     (1,491)          --         (10,397)
                                 --------     -------      -------        --------
Net loss                         $(15,693)    $(2,441)     $    --        $(18,134)
                                 ========     =======      =======        ========

STATEMENT OF CASH FLOW                       FOR THE THREE MONTHS ENDED
                                                   April 27, 2002
                                  Company   Guarantors   Eliminations   Consolidated
                                  --------------------------------------------------
Cash Flow from Operating
 Activities:
     Net cash (used in)
     provided by operating
     activities                   $(56,243)   $14,879      $     --      $(41,364)
                                  --------    -------      --------      --------
Cash Flow used in Investing
 Activities:
   Additions to property and
    equipment, net of disposals       (645)    (1,531)           --        (2,176)
                                  --------    -------      --------      --------

    Net cash used in investing
     activities                       (645)    (1,531)           --        (2,176)
                                  --------    -------      --------      --------
Cash Flow from Financing
 Activities:
   Net proceeds from short-term
    debt                            56,875         --            --        56,875
   Payments on long-term debt          (49)        --            --           (49)
   Proceeds from the exercise of
    stock options                       42         --            --            42
                                  --------    -------      --------      --------
     Net cash provided by
     financing activities           56,868         --            --        56,868

Effects of exchange rate changes
 on cash and cash equivalents           --       (191)           --          (191)
Net increase in cash and cash
 equivalents                           (20)    13,157            --        13,137
Cash and cash equivalents at
 beginning of period                 3,616     12,297            --        15,913
                                  --------    -------      --------      --------
Cash and cash equivalents at
 end of period                    $  3,596    $25,454      $     --      $ 29,050
                                  ========    =======      ========      ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

STATEMENT OF CASH FLOW                       FOR THE THREE MONTHS ENDED
                                                   April 28, 2001
                                  Company   Guarantors   Eliminations   Consolidated
                                  --------------------------------------------------
Cash Flow from Operating
 Activities:
     Net cash provided by
     (used in) operating
     activities                   $(55,142)   $ 9,793      $     --      $(45,349)
                                  --------    -------      --------      --------
Cash Flow used in Investing
 Activities:
   Additions to property and
    equipment, net of disposals       (699)      (458)           --        (1,157)
                                  --------    -------      --------      --------
     Net cash used in investing
     activities                       (699)      (458)           --        (1,157)
                                  --------    -------      --------      --------
Cash Flow from Financing
 Activities:
   Net proceeds from short-term
    debt                            60,954         --            --        60,954
   Payments on long-term debt          (45)        --            --           (45)
   Proceeds from the exercise of
    stock options                      303         --            --           303
   Proceeds from the exercise of
    stock purchase warrants          5,613         --            --         5,613
                                  --------    -------      --------      --------
     Net cash provided by
     financing activities           66,825         --            --        66,825

Net decrease in cash and cash
 equivalents                        10,984      9,335            --        20,319
Cash and cash equivalents at
 beginning of period                 4,004     13,691            --        17,695
                                  --------    -------      --------      --------
Cash and cash equivalents at
 end of period                    $ 14,988    $23,026      $     --      $ 38,014
                                  ========    =======      ========      ========

NOTE 10.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
          ACTIVITIES

     The Company incurred the following non-cash financing and investing activities during the three months ended April 27, 2002 and April 28, 2001:

   (Amounts in thousands)                   Three Months Ended
                                     April 27, 2002    April 28,2001
                                     --------------    -------------
   Accretion and dividend on
    Series D Convertible Preferred
    Stock                                $  914            $  833
                                         ======            ======

   Conversion of 7.5% Convertible
    Subordinated Debentures
    (including accrued interest)
    into Common Stock                                       2,410
                                                           ======
   Issuance of Restricted Stock and
    PARS                                  6,336
                                          =====

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

GENERAL

     This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended January 31, 2002. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year.

     Our operations have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2002, 64% of our net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from our customers, sales and results of operations can vary widely between quarters of the same and different years. As a result we expect to experience variability in net sales, gross margin and net income on a quarterly basis.

     We experience seasonality in our working capital, with peak inventory and receivable balances in the third quarter of our fiscal year. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the fourth fiscal quarter ending January 31 of each year, significant cash is normally generated as customer payments on holiday season orders are received.

     During the three months ended April 27, 2002, we adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration given by a Vendor to a Customer" which codified and reconciled EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for and the income statement classification of discounts, coupons, rebates and free products, and EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. The effects of these accounting pronouncements have been incorporated into all periods presented. See "Recently Adopted Accounting Standards" for a further discussion of these pronouncements.

RESULTS OF OPERATIONS

Three Months Ended April 27, 2002 Compared to the Three Months Ended April 28, 2001
--------------------------------------------------------------------

     NET SALES. Net sales increased 14% to $140.3 million for the three months ended April 27, 2002, from $122.8 million for the three months ended April 28, 2001 primarily due to the expansion of the "open sell" program with certain customers, the addition of certain popular distribution brands and sales generated by new product launches, partially offset by reduced sales associated with fewer U.S. prestige department store doors resulting from closings previously announced. In addition, as a result of the adoption of EITF 01-09, co-op advertising and beauty consultant costs paid to retailers are now recorded as a reduction to sales. These costs which were approximately $13.3 and $19.2 million, for the three months ended April 27, 2002 and April 28, 2001, respectively, decreased due to the reduced number of prestige department store doors and a reduction in rates charged for such services in the current year as compared to the same period last year. The change in rates charged became effective after the first quarter of the prior year and it is not expected that this decrease will continue throughout the current year.

     GROSS PROFIT. Gross profit increased 21% to $53.9 million for the three months ended April 27, 2002, from $44.7 million for the three months ended April 28, 2001. The gross margin increased to 38.4% for the first quarter of fiscal 2003 from 36.4% for the first quarter of fiscal 2002. The increase in gross profit was due to higher sales, reduced co-op advertising and beauty consultant costs paid to retailers, and a reduction in the effect of the "high cost" Elizabeth Arden inventory purchased prior to the acquisition of the Elizabeth Arden business which impacted fiscal 2002 results. For the three months ended April 28, 2001, the Company's gross profit was reduced by approximately $5 million, with gross margin reduced by approximately 4%, due to sales of Elizabeth Arden product purchased prior to the Elizabeth Arden acquisition. Most of this "high cost" inventory was sold through to customers during fiscal 2002, and, consequently, gross profit and gross margins increased in the three months ended April 27, 2002 as compared to the three months ended April 28, 2001. Slightly offsetting the effect of the "high cost" inventory, were increased sales of certain distributed brands, which have lower gross margins than owned brands, to certain retailers. Our gross margin is expected to increase on an annualized basis this fiscal year.

     SG&A. Selling, general and administrative expenses decreased approximately $1.1 million, or 2%, to $53.6 million for the three months ended April 27, 2002, from $54.7 million for the three months ended April 28, 2001. As a percentage of net sales, selling, general and administrative expenses declined to 38% for the three months ended April 27, 2002, as compared with 45% in the prior year quarter. The decline in selling, general and administrative expenses as a percentage of net sales reflects the leveraging of our cost structure and improvements due to management initiatives, including the restructuring of certain operations and the reduction of United States employee headcount in January 2002, partially offset by increased marketing costs due to new marketing and product initiatives. On an annualized basis this fiscal year, selling, general and administrative expenses as a percentage of sales is expected to decrease.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $2.0 million to $5.4 million in the three months ended April 27, 2002, as compared to $7.4 million for the three months ended April 28, 2001, principally as a result of the adoption of SFAS 142. In adopting SFAS 142, it was concluded that the Elizabeth Arden trademarks are considered indefinite-lived assets and will no longer be amortized. Amortization relating to these trademarks amounted to $1.7 million for the three months ended April 28, 2001. See "Recently Adopted Accounting Standards."

     INTEREST EXPENSE. Interest expense, net of interest income, decreased by approximately $688,000 to $10.4 million for the three months ended April 27, 2002, as compared to $11.1 million for the three months ended April 28, 2001, as a result of a reduction in short-term debt outstanding and a reduction in interest rates.

     BENEFIT FROM INCOME TAXES. The benefit from income taxes was $5.6 million for the three months ended April 27, 2002, as compared with $10.4 million for the three months ended April 28, 2001, and the effective tax rate calculated as a percentage of loss before income taxes was 36.0% and 36.4% for the respective periods.

     NET LOSS. Net loss decreased $8.2 million to a loss of $9.9 million for the three months ended April 27, 2002 as compared with a loss of $18.1 million in the prior year period. The decrease in net loss was a result of higher net sales, and gross profit, together with lower selling, general and administrative expenses and lower depreciation and amortization.

     ACCRETION AND DIVIDEND ON PREFERRED STOCK. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to Unilever 416,667 shares of Series D convertible preferred stock. The Series D convertible preferred stock was recorded at a $35 million fair value with an allocation of $26.5 million made for the beneficial conversion feature and recorded as additional paid-in capital. The Series D convertible preferred stock has a $50 million liquidation preference, and carries a 5% annual dividend yield, which begins accruing in January 2003. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, of $914,000 for the three months ended April 27, 2002 and $833,000 for the three months ended April 28, 2001, represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock.

     NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased by $8.2 million to a loss of $10.8 million for the three months ended April 27, 2002 as compared with a loss of $19.0 million for the three months ended April 28, 2001. The reduction in net loss attributable to common shareholders was due to the decrease in net loss.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased $10.3 million to $275,000 for the three months ended April 27, 2002 as compared to a loss of $10.0 million for the three months ended April 28, 2001. The increase in EBITDA was the result of higher net sales, gross profit and lower selling, general and administrative expenses.

FINANCIAL CONDITION

     We used $41.4 million of cash in operating activities for the three months ended April 27, 2002, as compared with using $45.3 million of cash in operating activities for the three months ended April 28, 2001. The decrease in cash used by operating activities in the first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002 was a result of the reduction in net loss, somewhat offset by slightly higher working capital use. We acquired certain assets of the Elizabeth Arden business in January 2001, and the three months ended April 28, 2001, reflects the build-up of receivables and payables related to operating the business, as receivables and payables were not included in the acquired assets. Consequently, accounts receivable of $118.2 million as of April 27, 2002 exceeded accounts receivable of $101.1 million as of April 28, 2001 both as a result of higher net sales and also as a result of the terms of the acquisition whereby no accounts receivable were acquired. Inventory of $194.1 million on April 27, 2002 was lower than inventories of $232.0 million on April 28, 2001 as a result of the reduction of "high cost" Arden inventory and management initiatives undertaken during fiscal 2002 to reduce inventory levels.

     Net cash used in investing activities increased to $2.2 million for the three months ended April 27, 2002 as compared with $1.2 million for the three months ended April 28, 2001 related to higher
capital expenditures, particularly for in-store displays.   Net cash
provided by financing activities declined to $56.9 million for the three months ended April 27, 2002 from $66.8 million for the three months ended April 28, 2001, as a result of decreased borrowings required to fund our working capital needs. Cash and cash equivalents increased $13.1 million for the three months ended April 27, 2002, and cash and cash equivalents increased $20.3 million for the three months ended April 28, 2001.

     We have a credit facility with a syndicate of banks for which Fleet is administrative agent, which provides borrowings of up to $175 million on a revolving basis with a $25 million sublimit for letters of credit. Borrowings under the credit facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. As a result of weaker than expected performance in fiscal 2002, we entered into an amendment of our credit facility with the bank group which included the bank group's waiver of non-compliance with certain financial ratios for the fourth quarter of fiscal 2002, in particular the debt to EBITDA ratio and the EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each quarter of fiscal 2003 and the first three quarters of fiscal 2004. The amendment with the bank group also amends selected additional sections of the credit facility and was signed March 13, 2002. Based on performance for the three months ended April 27, 2002, we are in compliance with the revised covenants of the credit facility. At April 27, 2002, the remaining availability under the credit facility, based upon eligible receivables and inventories as of that date, was approximately $36 million. We believe that cash from operations and the availability under our credit facility should be adequate to support currently planned business operations and capital expenditures. If our actual operating results deviate significantly from our projections, however, we may not remain in compliance with the covenants of the credit facility and would not be allowed to borrow under the credit facility.
 In the event that we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There can be no assurance that that we could obtain replacement financing or what the terms of such financing, if available, would be.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     Effective February 1, 2002, we adopted Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer," which codified and reconciled EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, we classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the three months ended April 28, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 had no impact on operating loss; however, for the three months ended April 27, 2002 and April 28, 2001, gross margin decreased by approximately $9.4 and $9.7 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

     EITF 01-09 also codified and reconciled EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Upon adoption of this pronouncement, we classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the three months ended April 28, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 had no impact on operating loss; however, for the three months ended April 27, 2002 and April 28, 2001, gross margin decreased by approximately $13.3 and $19.2 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

     Effective February 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 141" and "SFAS No. 142", respectively). These standards establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

     Our intangible assets generally consist of exclusive brand licenses and trademarks. We do not carry any goodwill. We evaluated which of our intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks have an indefinite useful life. Thus, we ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, we completed our transitional impairment testing of this asset during the three months ended April 27, 2002. That effort and assessments of this asset with the assistance of a third party valuation firm indicated that no impairment adjustment was required. On a pro forma basis, if SFAS 142 had been adopted for the first quarter of fiscal 2002, net loss attributable to common shareholders would have been $1.0 million lower and net loss per diluted share attributable to common shareholders would have been $.06 lower.

     Effective February 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     INTEREST RATE RISK. As of April 27, 2002, we had approximately $64.6 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions to mitigate interest rate risk as most of our debt bears a fixed rate.

     FOREIGN CURRENCY RISK. We conduct our business in various regions of the world and export and import products to and from several countries. Approximately 30% of our sales are derived internationally in a variety of currencies, principally the Euro, British pound, U.S. dollar and Australian dollar. With respect to our international operations, our cost of sales is denominated in U.S. dollars and local currency, and selling, general and administrative expenses are typically denominated in local currency. Currently, substantially all of our skincare products are produced in the United States. Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated, particularly the U.S. dollar, may decrease our cash flow and profits. Changes in currency rates did not have a material impact on our results for the three months ended April 27, 2002.

     While we periodically engage in currency hedging operations, primarily forward exchange contracts, to reduce the exposure of our cash flows to fluctuations in currency rates, we did not have any open contracts as of April 27, 2002. The impact of foreign currency hedging activities was not material to our results in fiscal 2002. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number                              Description
-------   -----------------------------------------------------------
  3.1     Amended and Restated Articles of Incorporation of the
          Company dated January 24, 2001 (incorporated herein by
          reference to Exhibit 3.1 filed as part of the Company's
          Form  8-K dated February 7, 2001 (Commission File No.
          1-6370)).

  3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.3 filed as part of the Company's Form 10-Q for the three months ended October 31, 2000 (Commission File No. 1-6370)).

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

  4.7 First Amendment to Amended and Restated Credit Agreement dated as of July 20, 2001, between Fleet National Bank, as administrative agent, the banks listed on the signature pages thereto and the Company (incorporated herein by reference to Exhibit 4.7 filed as part of the Company's Form 10-Q for the three months ended July 28, 2001 (Commission File No. 1 -
          6370)).

  4.8 Second Amendment to Amended and Restated Credit Agreement dated as of March 13, 2002, between Fleet National Bank, as administrative agent, the banks listed on the signature pages thereto and the Company (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated
          March 13, 2002 (Commission File No. 1-6370)).



Exhibit
Number                              Description
-------   --------------------------------------------------------------
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

  10.3    Second Amendment dated as of July 22, 1996 to Registration
          Rights Agreement dated as of November 30, 1995, among the Company, Bedford Capital Corporation, Fred Berens, Rafael
          Kravec and the Estate of Eugene Ramos (incorporated by reference to Exhibit 10.3 filed as part of the Company's Form
          10-Q for the three months ended July 31, 1996 (Commission File
          No. 1-6370)).

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

  10.7 Asset Purchase Agreement, dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the three months ended October 31, 2000 (Commission File No.
          1-6370)).

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



Exhibit
Number                              Description
-------   --------------------------------------------------------------
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

 10.13    Sixth Amendment dated as of July 13, 2001, to the Asset
          Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-Q for the three months ended July 28, 2001 (Commission File No. 1-6370)).

------------------------------
     The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)     Reports on Form 8-K.

        A current report on Form 8-K dated March 13, 2002 was filed on March 15, 2002, reporting an amendment to our revolving bank credit agreement under Item 5. Other Events.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELIZABETH ARDEN, INC.


Date:  June 10, 2002               By:  /s/ E. Scott Beattie
                                        --------------------
                                        E. Scott Beattie
                                        Chairman, President, Chief
                                        Executive Officer and Director
                                        (Principal Executive Officer)

Date:  June 10, 2002               By:  /s/ Stephen J. Smith
                                        --------------------
                                        Stephen J. Smith
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)