Form 10-Q
period 2002-07-27
ELIZABETH ARDEN INC
filed 2002-09-10
CIK 95052

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended July 27, 2002

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

                        Yes  [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding at
                Class                             September 10, 2002
                -----                            ------------------
      Common Stock, $.01 par value               18,815,427 shares

                      ELIZABETH ARDEN, INC.

                        INDEX TO FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                      Page No.

Item 1.    Financial Statements

           Consolidated Balance Sheets - July 27, 2002
           (Unaudited) and January 31, 2002. . . . . . . . . . . . . . . . 3

           Unaudited Consolidated Statements of Operations -
           Three and Six Months Ended July 27, 2002 and July 28, 2001. . . 4

           Unaudited Consolidated Statement of Shareholders' Equity -
           Six Months Ended July 27, 2002. . . . . . . . . . . . . . . . . 5

           Unaudited Consolidated Statements of Cash Flow -
           Six Months Ended July 27, 2002 and July 28, 2001. . . . . . . . 6

           Notes to Unaudited Consolidated Financial Statements. . . . . . 7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . .18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk. . .24


PART II  - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . .25

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                  ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                 July 27, 2002   January 31, 2002
                                                 -------------   ----------------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $ 15,750         $ 15,913
  Accounts receivable, net                           110,300           79,720
  Inventories                                        245,027          192,736
  Deferred income taxes                               15,970           15,970
  Prepaid expenses and other assets                   30,241           24,372
                                                    --------         --------
    Total current assets                             417,288          328,711
                                                    --------         --------
Property and equipment, net                           36,863           38,268
                                                    --------         --------
Other assets:
  Exclusive brand licenses and trademarks, net       206,928          212,011
  Debt financing costs                                13,873           14,518
  Other assets                                         6,264            3,257
                                                    --------         --------
    Total other assets                               227,065          229,786
                                                    --------         --------
    Total assets                                    $681,216         $596,765
                                                    ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                   $ 74,000         $  7,700
  Accounts payable - trade                           103,919           69,150
  Other payables and accrued expenses                 62,998           59,259
  Current portion of long-term debt                    2,312            2,312
                                                    --------         --------
    Total current liabilities                        243,229          138,421
                                                    --------         --------
Long-term debt                                       323,718          326,121
Deferred income taxes and other                        8,176            8,309
                                                    --------         --------
    Total long-term liabilities                      331,894          334,430
                                                    --------         --------
    Total liabilities                                575,123          472,851
                                                    --------         --------
Commitments and contingencies (See Note 6)

Convertible, redeemable preferred stock,
 Series D, $.01 par value (liquidation preference
 of $50,000); 1,000,000 shares authorized;
 416,667 shares issued and outstanding                13,807           11,980
                                                    --------         --------

Shareholders' equity:
  Common stock, $.01 par value, 50,000,000
   shares authorized; 18,738,610 and 18,575,708
   shares issued, respectively                           187              186

  Additional paid-in capital                          88,834           85,919
  Retained earnings                                   13,301           35,191
  Treasury stock (377,280 and 950,128 shares
   at cost, respectively)                             (2,814)          (6,541)
  Accumulated other comprehensive loss                (1,200)          (2,348)
  Unearned deferred compensation                      (6,022)            (473)
                                                    --------         --------
    Total shareholders' equity                        92,286          111,934
                                                    --------         --------
    Total liabilities and shareholders' equity      $681,216         $596,765
                                                    ========         ========

  See Accompanying Notes to Unaudited Consolidated Financial Statements.

                 ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
              (Dollars in thousands except per share data)

                                Three Months Ended              Six Months Ended
                           July 27, 2002  July 28, 2001   July 27, 2002  July 28, 2001
                           -------------  -------------   -------------  -------------
Net sales                    $ 127,186      $ 114,858       $ 267,470      $ 237,695
Cost of sales                   78,723         80,322         164,838        158,443
                             ---------      ---------       ---------      ---------
  Gross profit                  48,463         34,536         102,632         79,252

Operating expenses:
  Selling, general and
   administrative               47,767         54,639         101,660        109,339
  Depreciation and
   amortization                  6,038          7,703          11,406         15,136
                             ---------      ---------       ---------      ---------
    Total operating
     expenses                   53,805         62,342         113,066        124,475
                             ---------      ---------       ---------      ---------
Loss from operations            (5,342)       (27,806)        (10,434)       (45,223)
                             ---------      ---------       ---------      ---------
Other income (expense):
  Interest expense, net        (10,651)       (11,549)        (21,055)       (22,681)
  Other                            160              9             141             28
                             ---------      ---------       ---------      ---------
    Other expense, net         (10,491)       (11,540)        (20,914)       (22,653)
                             ---------      ---------       ---------      ---------
Loss before income taxes       (15,833)       (39,346)        (31,348)       (67,876)
Benefit from income taxes       (5,699)       (13,360)        (11,285)       (23,756)
                             ---------      ---------       ---------      ---------
Net loss                       (10,134)       (25,986)        (20,063)       (44,120)
Accretion and dividend on
 preferred stock                   914            833           1,827          1,667
                             ---------      ---------       ---------      ---------
Net loss attributable to
 common shareholders         $ (11,048)     $ (26,819)      $ (21,890)     $ (45,787)
                             =========      =========       =========      =========
Loss per common share:
  Basic                      $   (0.62)     $   (1.53)      $   (1.24)     $   (2.70)
                             =========      =========       =========      =========
  Diluted                    $   (0.62)     $   (1.53)      $   (1.24)     $   (2.70)
                             =========      =========       =========      =========
Weighted average number
 of common shares:
  Basic                     17,719,343     17,496,810      17,715,786     16,969,124
                            ==========     ==========      ==========     ==========
  Diluted                   23,356,226     23,324,863      23,001,221     22,762,269
                            ==========     ==========      ==========     ==========

       See Accompanying Notes to Consolidated Financial Statements.

                                4

                            ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          (Unaudited)
                                     (Amounts in thousands)
                                                                           Accumulated                   Total
                      Common Stock     Additional              Treasury       Other         Unearned     Share-
                      ------------     Paid-In      Retained    Common    Comprehensive     Deferred     holders'
                     Shares  Amount    Capital      Earnings    Stock         Loss        Compensation   Equity
                     --------------------------------------------------------------------------------------------
Balance at
 January 31, 2002    18,576  $186       $85,919     $35,191    $(6,541)      $(2,348)       $  (473)     $111,934

Issuance of common
 stock upon exercise
 of stock options       163     1           154          --         --            --             --           155

Issuance of
 restricted stock,
 net                     --    --         2,761          --      3,727            --         (6,488)           --

Amortization of
 unearned deferred
 compensation            --    --            --          --         --            --            939           939

Accretion and
 dividend on Series D
 preferred stock         --    --            --      (1,827)        --            --             --        (1,827)

Comprehensive loss:
 Net loss                --    --            --     (20,063)        --            --             --       (20,063)
 Foreign currency
  translation            --    --            --          --         --         1,148             --         1,148
                     --------------------------------------------------------------------------------------------
Total comprehensive
 loss                    --    --            --     (20,063)        --         1,148             --       (18,915)
                     --------------------------------------------------------------------------------------------
Balance at
 July 27, 2002       18,739  $187       $88,834     $13,301    $(2,814)      $(1,200)       $(6,022)      $92,286
                     ============================================================================================

             See Accompanying Notes to Unaudited Consolidated Financial Statements.

             ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                     (Dollars in thousands)
                                                       Six Months Ended
                                                 July 27, 2002  July 28, 2001
                                                 -------------   -------------
Cash Flow from Operating Activities:
  Net loss                                         $ (20,063)      $ (44,120)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                    11,406          15,136
     Amortization of senior note offering
      costs and note premium                           1,308           1,253
     Amortization of unearned deferred
      compensation                                       939              --
     Provision for write down of inventory                --          10,300
  Changes in assets and liabilities:
     Increase in accounts receivable                 (30,580)        (48,920)
     Increase in inventories                         (52,291)        (68,158)
     Increase in prepaid expenses and
      other assets                                    (9,955)        (24,147)
     Increase in accounts payable                     34,770          63,257
     Increase in other payables and
      accrued expenses                                 3,605          33,492
     Other                                               886          (2,386)
                                                   ---------       ---------
         Net cash used in operating activities       (59,975)        (64,293)
                                                   ---------       ---------
Cash Flow from Investing Activities:
  Additions to property and equipment,
   net of disposals                                   (4,639)         (4,976)
                                                   ---------       ---------
         Net cash used in investing activities        (4,639)         (4,976)
                                                   ---------       ---------
Cash Flow from Financing Activities:
  Net proceeds from short-term debt                   66,300          70,670
  Payments on long-term debt                          (2,266)         (1,091)
  Proceeds from the exercise of stock options            155             998
  Proceeds from the exercise of stock purchase
   warrants                                               --           8,287
  Repurchase of common stock                              --            (402)
                                                   ---------       ---------
         Net cash provided by financing activities    64,189          78,462
                                                   ---------       ---------
Effect of exchange rate changes on cash and
 cash equivalents                                        262              --
Net (decrease) increase in Cash and
 Cash Equivalents                                       (163)          9,193
Cash and Cash Equivalents at Beginning of Period      15,913          17,695
                                                   ---------       ---------
Cash and Cash Equivalents at End of Period         $  15,750       $  26,888
                                                   =========       =========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                  $   9,417       $  11,550
                                                   =========       =========
  Income taxes paid during the period              $     134       $   8,606
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

     The consolidated balance sheet of the Company as of January 31, 2002 is audited. The other consolidated financial statements are unaudited, but include all adjustments, which are of a normal recurring nature (except for the $10.3 million inventory adjustment in the second quarter of fiscal 2002), that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year ending January 31, 2003. In order to conform to the current fiscal year presentation, certain reclassifications were made to the prior periods' consolidated financial statements and the accompanying footnotes.

NOTE 2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR CERTAIN SALES INCENTIVES

     Effective February 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer," which codified and reconciled EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the six months ended July 28, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 had no impact on operating loss; however, for the three months ended July 27, 2002 and July 28, 2001, gross profit decreased by approximately $6.1 and $7.7 million, respectively, offset by an equal decrease in selling, general and administrative expenses. For the six months ended July 27, 2002 and July 28, 2001, gross profit decreased by approximately $15.5 and $17.4 million respectively, offset by an equal decrease in selling, general and administrative expenses.

     EITF 01-09 also codified and reconciled EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Upon adoption of this pronouncement, the Company classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the six months ended July 28, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 had no impact on operating loss; however, for the three months ended July 27, 2002 and July 28, 2001, gross profit decreased by approximately $14.1 and $12.2 million, respectively, offset by an equal decrease in selling, general and administrative expenses. For the six months ended July 27, 2002 and July 28, 2001, gross profit decreased by approximately $27.4 and $31.4 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

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

     The Company's intangible assets generally consist of exclusive brand licenses and trademarks. The Company does not carry any goodwill. The Company evaluated which of its intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks have an indefinite useful life. Thus the Company ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of this asset. That effort and assessments of this asset with the assistance of a third party valuation firm indicated that no impairment adjustment was required upon adoption of this pronouncement.
The following table presents pro forma net loss and loss per share data had SFAS No. 142 been adopted at the beginning of fiscal 2002.

                                    Three Months Ended      Six Months Ended
(Dollars in thousands,
 except per share data)                July 28, 2001          July 28, 2001
                                       -------------          -------------
Reported net loss attributable
 to common shareholders                   $(26,819)             $(45,787)
Elizabeth Arden trademarks
 amortization, net of tax                    1,034                 2,044
                                          --------              --------
Adjusted net loss attributable
 to common shareholders                   $(25,785)             $(43,743)
                                          ========              ========
Basic and diluted net loss
 per common share:
  Reported net loss attributable
   to common shareholders                 $  (1.53)             $  (2.70)
  Elizabeth Arden trademarks
   amortization, net of tax                   0.06                  0.12
                                          --------              --------
Adjusted net loss attributable
 to common shareholders                   $  (1.47)             $  (2.58)
                                          ========              ========

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     Effective February 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the financial statements of the Company.

NOTE 3.  INVENTORIES

     The components of inventory were as follows:

         (Dollars in thousands)            July 27, 2002    January 31, 2002
                                           -------------    ----------------
         Finished goods                       $154,931          $137,478
         Work in progress                       41,810            20,067
         Raw materials                          48,286            35,191
                                              --------          --------
                                              $245,027     $192,736
                                              ========          ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  SHORT-TERM DEBT

     The Company has a revolving credit facility with a syndicate of banks for which Fleet National Bank is the administrative agent (the "Credit Facility") and which provides for borrowings on a revolving basis of up to $175 million, with a $25 million sub limit for letters of credit. The Credit Facility is guaranteed by certain of the Company's U.S. subsidiaries and matures in January 2006. On March 13, 2002, as a result of weaker than expected financial performance in fiscal 2002, the Company negotiated an amendment of certain terms in the Credit Facility. Under the amendment, the Company received a waiver of non-compliance with certain financial covenants for the fourth quarter of fiscal 2002, in particular, the debt to EBITDA (operating income, plus depreciation and amortization) ratio and EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each of fiscal 2003 and the first three quarters of fiscal 2004. The amendment with the bank group also amends selected additional sections of the Credit Facility. Loans under the revolving credit portion of the Credit Facility, as amended, bear interest, at the option of the Company, at a floating rate of the "Applicable Margin," which is based on the Company's ratio of consolidated debt to EBITDA. For the three and six months ended July 27, 2002, the Applicable Margin was 3.50% for London InterBank Offered Rate ("LIBOR") loans and 2.25% for prime rate loans. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu in right of payment with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011.

     The Credit Facility contains several covenants, the more significant of which are that the Company: (i) cannot exceed certain levels of debt to EBITDA; (ii) must maintain certain levels of EBITDA to consolidated net interest expense; (iii) must maintain a minimum amount of shareholders' equity; (iv) must maintain a minimum amount of EBITDA in each quarter of fiscal 2003; (v) must maintain a minimum amount of availability under the Credit Facility in the first and second quarters of fiscal 2003; and (vi) cannot exceed certain limits on capital expenditures. Based upon the Company's internal projections, the Company believes that the amended covenants provide sufficient flexibility so that the Company can maintain compliance with the covenants. If the actual results deviate significantly from projections, however, the Company may not remain in compliance with the covenants and would not be allowed to borrow under the revolving credit facility. In addition, a default under the revolving credit facility which causes acceleration of the debt under this facility could trigger a default on the Company's senior notes. In the event the Company is not able to borrow under its credit facility, the Company would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be. The Credit Facility also includes a prohibition on the payment of dividends on the Common Stock (as defined below) and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $4 million of its common stock, $.01 par value per share ("Common Stock"). Based on the Company's performance for the six months ended July 27, 2002, the Company is in compliance with the revised covenants of the Credit Facility. At July 27, 2002, the Company had an outstanding balance under the Credit Facility of $74 million together with approximately $286,000 in outstanding letters of credit issued. At July 27, 2002, the remaining availability under the Credit Facility, based upon eligible receivables and inventories as of that date, was approximately $51 million. At January 31, 2002, the Company had an outstanding balance under the Credit Facility of approximately $7.7 million together with $286,000 in outstanding letters of credit issued.

NOTE 5.  LONG-TERM DEBT

     The Company's long-term debt consisted of the following:

(Dollars in thousands)
Description                                July 27, 2002   January 31, 2002
-----------                                -------------   ----------------
10 3/8% Senior Notes due May 2007             $156,632         $156,769
11 3/4% Senior Secured Notes due May 2011      160,000          160,000
8.5% Subordinated Debenture due in
 equal installments in May 2003 and 2004         4,313            6,480
8.84% Miami Lakes Facility Mortgage Note
  due July 2004                                  5,085            5,184
                                              --------         --------
Total long-term debt                           326,030          328,433
  Less current portion of long-term debt         2,312            2,312
                                              --------         --------
Total long-term debt, net                     $323,718         $326,121
                                              ========         ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     In May 2002, the Company entered into an agreement with two unaffiliated third parties for order fulfillment and logistics services in a distribution facility in Beville, France. The agreements terminate in May 2004, provided that they automatically renew for one additional year unless notice of non-renewal is given by August 2003. Pricing on the order fulfillment agreement is based on the quantity of products shipped and the type of service provided. The Company is required to make payments of approximately $2.0 million Euros (approximately US$2.0 million at July 27, 2002) annually under the logistics services agreement. Except for the logistics services and order fulfillment agreements for the Beville, France facility, the Company has not entered into any new material commitments since January 31, 2002.

     In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$35 million at July 27, 2002), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$22 million at July 27, 2002). Management believes that the Company would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit and the Company is vigorously contesting the matter.

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

NOTE 7.  CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     At July 27, 2002 and January 31, 2002, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock"), issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock, subject to certain restrictions, at a conversion price of $12 per share of Common Stock. The holder of the Series D Convertible Preferred Stock will be entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003 and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock will begin to accrue on January 23, 2003 and will be payable, at the Company's option, in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its bank credit facility and compliance with certain limitations under the Indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and recorded as additional paid-in capital. The difference between the liquidation value of $50 million and the balance recorded in the Convertible, redeemable preferred stock account on the Company's Consolidated Balance Sheet is being accreted over the life of the Series D Convertible Preferred Stock. For the three months ended July 27, 2002 and July 28, 2001, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $914,000 and $833,000, respectively. For the six months ended July 27, 2002 and July 28, 2001, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $1.8 and $1.7 million, respectively.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY - (Continued)

     During the six months ended July 27, 2002, the Company granted 499,200 shares of performance-accelerated restricted stock (PARS) to certain key employees. PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if the Company's total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS were recorded as unearned deferred compensation in the amount of $5.7 million on the balance sheet and are being amortized over the currently expected six-year vesting period. In March 2002, the Company also granted 77,913 shares of restricted stock to certain employees that vest one year from the date of grant. At
July 27, 2002, these restricted shares were recorded as unearned deferred compensation in the amount of approximately $866,000 on the balance sheet and are being amortized over the vesting period. Compensation expense for the three and six months ended July 27, 2002, related to the PARS and the restricted stock granted to employees, amounted to approximately $648,000 and $939,000, respectively. At July 27, 2002 and January 31, 2002, the shares of common stock outstanding included 637,029 shares and 64,181 shares, respectively, of restricted stock that are subject to vesting requirements.

NOTE 8.  EARNINGS (LOSS) PER SHARE

     Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average shares of outstanding Common Stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive potential Common Stock such as stock options, warrants and convertible securities. In addition, for the dilutive earnings per share calculation, the interest incurred on the convertible securities, net of tax, and the imputed preferred dividend and accretion is added back to net income. Diluted loss per share equals basic loss per share for the three and six months ended July 27, 2002 and July 28,2001, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EARNINGS (LOSS) PER SHARE - (Continued)

     The following table represents the computation of loss per share (in thousands except per share data):

                                      Three Months Ended                Six Months Ended
                                July 27, 2002   July 28, 2001    July 27, 2002   July 28, 2001
                                -------------   -------------    -------------   -------------
Basic
  Net loss attributable to
   common shareholders            $ (11,048)      $ (26,819)       $ (21,890)      $ (45,787)
                                  =========       =========        =========       =========
  Weighted average shares
   outstanding                       17,719          17,497           17,716          16,969
                                  =========       =========        =========       =========
  Net loss per basic share        $   (0.62)      $   (1.53)       $   (1.24)      $   (2.70)
                                  =========       =========        =========       =========
Diluted
  Net loss attributable to
   common shareholders            $ (11,048)      $ (26,819)       $ (21,890)      $ (45,787)
  Add: 7.5% Convertible
       Subordinated Debentures
       interest, net of tax              --              --               --              22

  Add: Accretion and Dividend
       on Series D Convertible
       Preferred Stock                  914             833            1,827           1,667
                                  ---------       ---------        ---------       ---------
         Net loss as adjusted     $ (10,134)      $ (25,986)       $ (20,063)      $ (44,098)
                                  =========       =========        =========       =========
Weighted average shares
 outstanding                         17,719          17,497           17,716          16,969
Potential common shares -
 treasury method                      1,470           1,661            1,118           1,483
Assumed conversion of 7.5%
 Convertible Subordinated
 Debentures                              --              --               --             143
Series D Convertible Preferred
 Stock                                4,167           4,167            4,167           4,167
                                  ---------       ---------        ---------       ---------
Weighted average shares and
 potential dilutive shares           23,356          23,325           23,001          22,762
                                  =========       =========        =========       =========
         Net loss per
          diluted share           $   (0.62)      $   (1.53)       $   (1.24)      $   (2.70)
                                  =========       =========        =========       =========

     The following table shows the options to purchase shares of common stock that were outstanding during the three and six months ended July 27, 2002 and July 28, 2001, but were not included in the computation of diluted loss per share because the option exercise price was greater than the average market price of the common shares over the applicable period:

                             Three Months Ended                Six Months Ended
                       July 27, 2002   July 28, 2001    July 27, 2002   July 28, 2001
                       -------------   -------------    -------------   -------------
  Number of shares
   under option            297,000            --           1,976,374          --
  Range of exercise    $14.80 - $20.64        --        $12.50 - $20.64       --

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

BALANCE SHEET                                        July 27, 2002
                                      Company    Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents         $    3,251    $ 12,499    $        --      $ 15,750
  Accounts receivable, net              69,225      41,075             --       110,300
  Inventories                          187,903      57,124             --       245,027
  Intercompany receivable              864,429     166,562     (1,030,991)           --
  Deferred income taxes                 15,970                         --        15,970
  Prepaid expenses and
   other assets                         18,834      11,407             --        30,241
                                    ----------    --------    -----------      --------
    Total current assets             1,159,612     288,667     (1,030,991)      417,288
                                    ----------    --------    -----------      --------
Property and equipment, net             27,131       9,732             --        36,863
                                    ----------    --------    -----------      --------
Other assets:
  Exclusive brand licenses and
   trademarks, net                      34,242     172,686             --       206,928
  Other assets                          16,805       3,332             --        20,137
                                    ----------    --------    -----------      --------
    Total other assets                  51,047     176,018             --       227,065
                                    ----------    --------    -----------      --------
Total assets                        $1,237,790    $474,417    $(1,030,991)     $681,216
                                    ==========    ========    ===========      ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
  Short-term debt                   $   74,000    $     --    $        --      $ 74,000
  Accounts payable - trade              97,087       6,832             --       103,919
  Intercompany payable                 579,255     451,736     (1,030,991)           --
  Other payables and accrued
   expenses                             43,891      19,107             --        62,998
  Current portion of long-term
   debt                                  2,312          --             --         2,312
                                    ----------    --------    -----------      --------
    Total current liabilities          796,545     477,675     (1,030,991)      243,229
                                    ----------    --------    -----------      --------


Long-term debt, net                    323,718          --             --       323,718
Deferred income taxes and other          7,371         805             --         8,176
                                    ----------    --------    -----------      --------
    Total liabilities                1,127,634     478,480     (1,030,991)      575,123
                                    ----------    --------    -----------      --------
Convertible, redeemable
 preferred stock                        13,807          --             --        13,807
                                    ----------    --------    -----------      --------
Shareholders' equity                    96,349      (4,063)            --        92,286
                                    ----------    --------    -----------      --------
Total liabilities and
  shareholders' equity              $1,237,790    $474,417    $(1,030,991)     $681,216
                                    ==========    ========    ===========      ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

BALANCE SHEET                                      January 31, 2002
                                      Company    Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents         $  3,616      $  12,297     $      --      $ 15,913
  Accounts receivable, net            47,543         32,177            --        79,720
  Inventories                        152,883         39,853            --       192,736
  Intercompany receivable            615,368       (388,272)     (227,096)           --
  Deferred income taxes               15,970             --            --        15,970
  Prepaid expenses and
   other assets                       16,133          8,239            --        24,372
                                    --------      ---------     ---------      --------
    Total current assets             851,513       (295,706)     (227,096)      328,711
                                    --------      ---------     ---------      --------
Property and equipment, net           29,403          8,865            --        38,268
                                    --------      ---------     ---------      --------
Other assets:
  Exclusive brand licenses and
   trademarks, net                    38,624        173,387            --       212,011
  Other assets                        22,771         (4,996)           --        17,775
                                    --------      ---------     ---------      --------
   Total other assets                 61,395        168,391            --       229,786
                                    --------      ---------     ---------      --------
Total assets                        $942,311      $(118,450)    $(227,096)     $596,765
                                    ========      =========     =========      ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
  Short-term debt                   $  7,700      $      --     $      --      $  7,700
  Accounts payable - trade            60,228          8,922            --        69,150
  Intercompany payable               357,972       (130,876)     (227,096)           --
  Other payables and accrued
   expenses                           52,271          6,988            --        59,259
  Current portion of
   long-term debt                      2,312             --            --         2,312
                                    --------      ---------     ---------      --------
    Total current liabilities        480,483       (114,966)     (227,096)      138,421
                                    --------      ---------     ---------      --------
Long-term debt                       326,121             --            --       326,121
Deferred income taxes and other        7,296          1,013            --         8,309
                                    --------      ---------     ---------      --------
     Total liabilities              813,900       (113,953)     (227,096)      472,851
                                    --------      ---------     ---------      --------
Convertible, redeemable
 preferred stock                      11,980             --            --        11,980
                                    --------      ---------     ---------      --------

Shareholders' equity                 116,431         (4,497)           --       111,934
                                    --------      ---------     ---------      --------
Total liabilities and
 shareholders' equity               $942,311      $(118,450)    $(227,096)     $596,765
                                    ========      =========     =========      ========

                                                 For The Three Months Ended
Statement of Operations                                 July 27, 2002
                                      Company    Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net sales                           $84,032       $47,727       $(4,573)       $127,186
Cost of sales                        57,667        21,056            --          78,723
                                    -------       -------       -------        --------
Gross profit                         26,365        26,671        (4,573)         48,463
                                    -------       -------       -------        --------
Selling, general and
 administrative expenses             33,456        18,884        (4,573)         47,767
Depreciation and amortization         3,911         2,127            --           6,038
                                    -------       -------       -------        --------
(Loss) income from operations       (11,002)        5,660            --          (5,342)
Interest and other expense, net      (3,772)       (6,719)           --         (10,491)
                                    -------       -------       -------        --------
Loss before income taxes            (14,774)       (1,059)           --         (15,833)
Benefit from income taxes            (5,320)         (379)           --          (5,699)
                                    -------       -------       -------        --------
Net loss                            $(9,454)      $  (680)      $    --        $(10,134)
                                    =======       =======       =======        ========

                                14

                                                 For The Three Months Ended
Statement of Operations                                 July 28, 2001
                                     Company     Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net sales                           $ 71,278       $50,024       $(6,444)       $114,858
Cost of sales                         61,134        19,188            --          80,322
                                    --------       -------       -------        --------
Gross profit                          10,144        30,836        (6,444)         34,536
                                    --------       -------       -------        --------
Selling, general and
 administrative expenses              31,973        29,110        (6,444)         54,639
Depreciation and amortization          4,383         3,320            --           7,703
                                    --------       -------       -------        --------
(Loss) income from operations        (26,212)       (1,594)           --         (27,806)
Interest and other expense, net       (5,259)       (6,281)           --         (11,540)
                                    --------       -------       -------        --------
Loss before income taxes             (31,471)       (7,875)           --         (39,346)
Benefit from income taxes            (11,018)       (2,342)           --         (13,360)
                                    --------       -------       -------        --------
Net loss                            $(20,453)      $(5,533)      $    --        $(25,986)
                                    ========       =======       =======        ========

                                                 For The Six Months Ended
Statement of Operations                                 July 27, 2002
                                      Company    Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net sales                           $170,020      $110,707      $(13,257)      $267,470
Cost of sales                        117,725        47,113            --        164,838
                                    --------      --------      --------       --------
Gross profit                          52,295        63,594       (13,257)       102,632
                                    --------      --------      --------       --------
Selling, general and
 administrative expenses              64,774        50,143       (13,257)       101,660
Depreciation and amortization          7,975         3,431            --         11,406
                                    --------      --------      --------       --------
(Loss) income from operations        (20,454)       10,020            --        (10,434)
Interest and other expense, net       (9,444)      (11,470)           --        (20,914)
                                    --------      --------      --------       --------
Loss before income taxes             (29,898)       (1,450)           --        (31,348)
Benefit from income taxes            (10,764)         (521)           --        (11,285)
                                    --------      --------      --------       --------
Net loss                            $(19,134)     $   (929)     $     --       $(20,063)
                                    ========      ========      ========       ========

                                                 For The Six Months Ended
Statement of Operations                                 July 28, 2001
                                      Company    Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net sales                           $143,988      $107,030      $(13,323)      $237,695
Cost of sales                        121,963        36,480            --        158,443
                                    --------      --------      --------       --------
Gross profit                          22,025        70,550       (13,323)        79,252
                                    --------      --------      --------       --------
Selling, general and
 administrative expenses              61,597        61,065       (13,323)       109,339
Depreciation and amortization         10,847         4,289            --         15,136
                                    --------      --------      --------       --------
(Loss) income from operations        (50,419)        5,196            --        (45,223)
Interest and other expense, net      (10,024)      (12,629)           --        (22,653)
                                    --------      --------      --------       --------
Loss before income taxes             (60,443)       (7,433)           --        (67,876)
Benefit from income taxes            (21,083)       (2,673)           --        (23,756)
                                    --------      --------      --------       --------
Net loss                            $(39,360)     $ (4,760)     $     --       $(44,120)
                                    ========      ========      ========       ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

                                                 For The Six Months Ended
Statement of Cash Flow                                  July 27, 2002
                                     Company     Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Cash Flow from Operating
 Activities:
    Net Cash (used in) provided
     by operating activities        $(63,234)     $  3,259      $     --       $(59,975)
                                    --------      --------      --------       --------
Cash Flow used in Investing
 Activities:
   Additions to property and
    equipment, net of disposals       (1,320)       (3,319)           --         (4,639)
                                    --------      --------      --------       --------
    Net cash used in investing
     activities                       (1,320)       (3,319)           --         (4,639)
                                    --------      --------      --------       --------
Cash Flow from Financing
 Activities:
   Net proceeds from short-term
    debt                              66,300            --            --         66,300
   Payments on long-term debt         (2,266)           --            --         (2,266)
   Proceeds from the exercise of
    stock options                        155            --            --            155
                                    --------      --------      --------       --------
    Net cash provided by
     financing activities             64,189            --            --         64,189

Effects of exchange rate changes
 on cash and cash equivalents             --           262            --            262
Net (decrease) increase in cash
 and cash equivalents                   (365)          202            --           (163)
Cash and cash equivalents at
 beginning of period                   3,616        12,297            --         15,913
                                    --------      --------      --------       --------
Cash and cash equivalents at
 end of period                      $  3,251      $ 12,499      $     --       $ 15,750
                                    ========      ========      ========       ========

                                                 For The Six Months Ended
Statement of Cash Flow                                  July 28, 2001
                                     Company     Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Cash Flow from Operating
 Activities:
    Net Cash (used in) provided
     by operating activities        $(73,328)     $  9,035      $     --       $(64,293)
                                    --------      --------      --------       --------
Cash Flor used in Investing
 Activities:
   Additions to property and
    equipment, net of disposals       (2,804)       (2,172)           --         (4,976)
                                    --------      --------      --------       --------
    Net cash used in investing
     activities                       (2,804)       (2,172)           --         (4,976)
                                    --------      --------      --------       --------
Cash Flow from Financing
 Activities:
   Net proceeds from short-term
    debt                              70,670            --            --         70,670
   Payments on long-term debt         (1,091)           --            --         (1,091)
   Proceeds from the exercise of
    stock options                        998            --            --            998
   Proceeds from the exercise of
    stock purchase warrants            8,287            --            --          8,287
   Repurchase of common stock           (402)           --            --           (402)
                                    --------      --------      --------       --------
    Net cash provided by
     financing activities             78,462            --            --         78,462

Net increase in cash and cash
 equivalents                           2,330         6,863            --          9,193
Cash and cash equivalents at
 beginning of period                   4,004        13,691            --         17,695
                                    --------      --------      --------       --------
Cash and cash equivalents at
 end of period                      $  6,334      $ 20,554      $     --       $ 26,888
                                    ========      ========      ========       ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  RELATED PARTY TRANSACTIONS

      In March 2002, the Company provided a loan to its president and chief executive officer in the principal amount of $500,000 (the "Note"), which matures on March 31, 2004 and bears quarterly interest at 5%. This loan replaced earlier loans made by the Company to its president and chief executive officer for payment of certain Canadian tax liabilities resulting from his relocation to Florida during the fiscal year ended January 31, 1999. In July 2002, the president and chief executive officer repaid to the Company $100,000 of the principal amount of the Note.

NOTE 11.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

     The Company incurred the following non-cash financing and investing activities:

       (Dollars in thousands)                   Six Months Ended
                                        July 27, 2002     July 28, 2001
                                        -------------     -------------
       Accretion and dividend on
        Series D Convertible
        Preferred Stock                    $1,827            $1,667
                                           ======            ======

       Conversion of 7.5% Convertible
        Subordinated Debentures
        (including accrued interest)
        into Common Stock                                    $2,410
                                                             ======

       Issuance of Restricted Stock and
        PARS, net of forfeitures           $6,488
                                           ======

NOTE 12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Financial Accounting Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and Issue No. 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3 a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated after December 31, 2002.

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

     In the first quarter of the current fiscal year, we adopted Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration given by a Vendor to a Customer" which codified and reconciled EITF 00-14, "Accounting for Certain Sales Incentives," which provides guidance on accounting for and the income statement classification of discounts, coupons, rebates and free products, and EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. The effects of these accounting pronouncements have been incorporated into all periods presented. See "Recently Adopted Accounting Standards" for a further discussion of these pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60. See our Annual Report on Form 10-K for a detailed discussion on the application of these and other accounting policies.

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

     The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ-the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

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

     In the first quarter of our current fiscal year, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), new rules for measuring the impairment of brand licenses, trademarks and intangibles. In accordance with SFAS No. 142, we completed our transitional impairment testing of this asset. That effort and assessments of this asset with the assistance of a third party valuation firm indicated that no impairment adjustment was required upon adoption of this pronouncement.

     ALLOWANCES FOR SALES RETURNS AND MARKDOWNS. As is customary in the prestige beauty business, we grant certain of our customers the right, subject to our authorization and approval, to either return product or to receive a markdown allowance for product which does not "sell-through" to consumers. Upon sale, we record a provision for product returns and markdowns estimated based on our historical experience, "sell-through" levels, economic trends and changes in customer demand. Based upon this information, we provide an allowance for sales returns and markdown allowances. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns and additional allowances in any particular period may be needed, reducing net income or increasing net loss.

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

     PROVISIONS FOR INVENTORY OBSOLESCENCE. We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, the estimated market value, the shelf life of the inventory, our historical experience and alternate methods of sale. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

     INCOME TAXES AND VALUATION RESERVES. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not anticipated to be realized. We consider projected future taxable income and ongoing tax planning strategies in assessing the valuation allowance. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period of such determination.

RESULTS OF OPERATIONS

Three Months Ended July 27, 2002 Compared to the Three Months Ended
July 28, 2001
-------------------------------------------------------------------

     NET SALES. Net sales increased approximately 11% to $127.2 million for the three months ended July 27, 2002, from $114.9 million for the three months ended July 28, 2001, primarily due to the performance of the "open sell" program with certain customers, the addition of certain popular distribution brands and sales generated by new product launches, partially offset by lower Mother's and Father's Day sell-through and by reduced sales associated with fewer U.S. prestige department store doors resulting from closings previously announced. The "open sell" program allows retailers to display fragrances on open counters and shelves rather than in locked cases, giving consumers easier access to our products.

     GROSS PROFIT. Gross profit increased approximately 40% to $48.5 million for the three months ended July 27, 2002, from $34.5 million for the three months ended July 28, 2001. The gross margin increased to 38.1% for the second quarter of fiscal 2003 from 30.1% for the second quarter of fiscal 2002. The increase in gross profit was due to an inventory write down of $10.3 million recorded in fiscal 2002, higher sales, and a reduction in the effect of the "high cost" Elizabeth Arden inventory purchased prior to the acquisition of the Elizabeth Arden business which affected fiscal 2002 results, partially offset by increased sales of certain distributed brands, which have lower gross margins than owned and licensed brands, and the effect of lower Mother's and Father's Day sell-through. For the three months ended July 28, 2001, the Company's gross profit was reduced by approximately $3.2 million, with gross margin reduced by approximately 2.8%, due to sales of Elizabeth Arden product purchased prior to the Elizabeth Arden acquisition. Our gross margin is expected to increase on an annualized basis this fiscal year.

     SG&A. Selling, general and administrative expenses decreased approximately $6.9 million, or 13%, to $47.8 million for the three months ended July 27, 2002, from $54.6 million for the three months ended July 28, 2001. As a percentage of net sales, selling, general and administrative expenses declined to 37.6% for the three months ended July 27, 2002, as compared with 47.6% in the prior year quarter. The decline in selling, general and administrative expenses reflects the leveraging of our cost structure and improvements due to management initiatives, including the restructuring of certain international operations and the reduction in overhead expenses, as well as the effects of favorable foreign currency rates, partially offset by increased incentive compensation awards associated with improved company performance. On an annualized basis this fiscal year, selling, general and administrative expenses as a percentage of sales is expected to decrease.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased approximately $1.7 million to $6.0 million in the three months ended July 27, 2002, as compared to $7.7 million for the three months ended July 28, 2001, principally as a result of the adoption of SFAS 142. In adopting SFAS 142, it was concluded that the Elizabeth Arden trademarks are considered indefinite-lived assets and will no longer be amortized. Amortization relating to these trademarks amounted to $1.6 million for the three months ended July 28, 2001. See "Recently Adopted Accounting Standards."

     INTEREST EXPENSE. Interest expense, net of interest income, decreased by approximately $900,000 to $10.7 million for the three months ended July 27, 2002, as compared to $11.5 million for the three months ended July 28, 2001, as a result of a reduction in short-term debt outstanding and a reduction in interest rates.

     BENEFIT FROM INCOME TAXES. The benefit from income taxes was approximately $5.7 million for the three months ended July 27, 2002, as compared with $13.4 million for the three months ended July 28, 2001, due to the reduction in loss before income taxes, and the effective tax rate calculated as a percentage of loss before income taxes was 36% and 34% for the respective periods.

     NET LOSS. Net loss decreased approximately $15.9 million, or 61%, to a loss of $10.1 million for the three months ended July 27, 2002 as compared with a loss of $26.0 million in the prior year period. The decrease in net loss was a result of higher net sales and gross profit, together with lower selling, general and administrative expenses and lower depreciation and amortization.

     ACCRETION AND DIVIDEND ON PREFERRED STOCK. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to Unilever 416,667 shares of Series D convertible preferred stock. The Series D convertible preferred stock was recorded at a $35 million fair value with an allocation of $26.5 million made for the beneficial conversion feature and recorded as additional paid-in capital. The Series D convertible preferred stock has a $50 million liquidation preference, and carries a 5% annual dividend yield, which begins accruing in January 2003. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, of $914,000 for the three months ended July 27, 2002 and $833,000 for the three months ended July 28, 2001, represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock.

     NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased by approximately $15.8 million, or 59%, to a loss of $11.0 million for the three months ended July 27, 2002 as compared with a loss of $26.8 million for the three months ended July 28, 2001. The reduction in net loss attributable to common shareholders was due to the decrease in net loss.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased approximately $20.8 million, or 103%, to $697,000 for the three months ended July 27, 2002 as compared to a loss of $20.1 million for the three months ended July 28, 2001. The increase in EBITDA was the result of higher net sales, gross profit and lower selling, general and administrative expenses.

Six Months Ended July 27, 2002 Compared to the Six Months Ended July 28, 2001
-----------------------------------------------------------------------------

     NET SALES. Net sales increased approximately 13% to $267.5 million for the six months ended July 27, 2002, from $237.7 million for the six months ended July 28, 2001, primarily due to the expansion of the "open sell" program with certain customers, the addition of certain popular distribution brands, sales generated by new product launches and reduced co-op advertising and beauty consultant costs paid to retailers, partially offset by lower Mother's and Father's Day sell-through and by reduced sales associated with fewer U.S. prestige department store doors resulting from closings previously announced.

     GROSS PROFIT. Gross profit increased approximately 30% to $102.6 million for the six months ended July 27, 2002, from $79.3 million for the six months ended July 28, 2001. The gross margin increased to 38.4% for the year ending in fiscal 2003 from 33.3% for the year ending in fiscal 2002. The increase in gross profit was due to higher sales, a $10.3 million inventory write down recorded in fiscal 2002, a reduction in the effect of the "high cost" Elizabeth Arden inventory purchased prior to the acquisition of the Elizabeth Arden business which impacted fiscal 2002 results, a reduced co-op advertising and beauty consultant costs paid to retailers, partially offset by increased sales of certain distributed brands, which have lower gross margins than owned brands, to certain retailers and the effect of lower Mother's and Father's Day sell-through. For the six months ended July 28, 2001, the Company's gross profit was reduced by approximately $8.2 million, with gross margin reduced by approximately 3.4%, due to sales of Elizabeth Arden product purchased prior to the Elizabeth Arden acquisition.

     SG&A. Selling, general and administrative expenses decreased approximately $7.7 million, or approximately 7%, to $101.7 million for the six months ended July 27, 2002, from $109.3 million for the six months ended July 28, 2001. As a percentage of net sales, selling, general and administrative expenses declined to 38.0% for the six months ended July 27, 2002, as compared with 46.0% in the prior year quarter. The decline in selling, general and administrative expenses reflects the leveraging of our cost structure and improvements due to management initiatives, including the restructuring of certain international operations and the reduction in overhead expenses , as well as the effects of favorable foreign currency rates, partially offset by increased incentive compensation awards associated with improved company performance. On an annualized basis this fiscal year, selling, general and administrative expenses as a percentage of sales is expected to decrease.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased approximately $3.7 million to $11.4 million in the six months ended July 27, 2002, as compared to $15.1 million for the six months ended July 28, 2001, principally as a result of the adoption of SFAS 142. In adopting SFAS 142, it was concluded that the Elizabeth Arden trademarks are considered indefinite-lived assets and will no longer be amortized. Amortization relating to these trademarks amounted to $3.2 million for the six months ended July 27, 2001. See "Recently Adopted Accounting Standards."

     INTEREST EXPENSE. Interest expense, net of interest income, decreased by approximately $1.6 to $21.1 million for the six months ended July 27, 2002, as compared to $22.7 million for the six months ended July 28, 2001, as a result of a reduction in short-term debt outstanding and a reduction in interest rates.

     BENEFIT FROM INCOME TAXES. The benefit from income taxes was approximately $11.3 million for the six months ended July 27, 2002, as compared with $23.8 million for the six months ended July 28, 2001, due to the reduction in loss before income taxes. The effective tax rate calculated as a percentage of loss before income taxes was 36% and 35% for the respective periods.

     NET LOSS. Net loss decreased approximately $24.0 million, or 55%, million to a loss of $20.1 million for the six months ended July 27, 2002 as compared with a loss of $44.1 million in the prior year period. The decrease in net loss was a result of higher net sales and gross profit, together with lower selling, general and administrative expenses and lower depreciation and amortization.

     ACCRETION AND DIVIDEND ON PREFERRED STOCK. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, of $1.8 million for the six months ended July 27, 2002 and $1.7 million for the six months ended July 28, 2001, represents accretion on the fair value of, and the imputed dividends on, the Series D convertible preferred stock issued to Unilever as part of the purchase price for the acquisition of the Elizabeth Arden business. See Note 1 to the Notes to the Unaudited Consolidated Financial Statements.

     NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders decreased by approximately $24.0 million, or 52%, to a loss of $21.9 million for the six months ended July 27, 2002 as compared with a loss of $45.8 million for the six months ended July 28, 2001. The reduction in net loss attributable to common shareholders was due to the decrease in net loss.

     EBITDA. EBITDA (operating income, plus depreciation and amortization) increased approximately $31.1 million, or 103%, to $973,000 for the six months ended July 27, 2002 as compared to a loss of $30.1 million for the six months ended July 28, 2001. The increase in EBITDA was the result of higher net sales, gross profit and lower selling, general and administrative expenses.

FINANCIAL CONDITION

     We used $60.0 million of cash in operating activities for the six months ended July 27, 2002, as compared with using $64.3 million of cash in operating activities for the six months ended July 28, 2001. The decrease in cash used by operating activities in the second quarter of fiscal 2003 as compared with the second quarter of fiscal 2002 was a result of the reduction in net loss, somewhat offset by slightly higher working capital use. We acquired certain assets of the Elizabeth Arden business in January 2001, and the six months ended July 28, 2001, reflects the build-up of receivables and payables related to operating the business, as receivables and payables were not included in the acquired assets. Accounts receivable of $110.3 million as of July 27,2002 exceeded accounts receivable of $97.3 million as of July 28, 2001 as a result of higher net sales. At July 27, 2002, inventories were $23.3 million lower than at July 28, 2001 as a result of the reduction of "high cost" Arden inventory and management initiatives undertaken to reduce inventory levels.

     Net cash used in investing activities decreased to $4.6 million for the six months ended July 27, 2002 as compared with $5.0 million for the six months ended July 28, 2001 resulting from lower capital expenditures. Net cash provided by financing activities declined to $64.2 million for the six months ended July 27, 2002 from $78.5 million for the six months ended July 28, 2001, primarily as a result of decreased borrowings required to fund our working capital needs. Additionally, the Company generated proceeds from stock purchase warrants exercised during the six months ended July 28, 2001.

     We have a credit facility with a syndicate of banks for which Fleet National Bank is administrative agent, which provides borrowings of up to $175 million on a revolving basis with a $25 million sub limit for letters of credit. Borrowings under the credit facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. On March 13, 2002, as a result of weaker than expected performance in fiscal 2002, we entered into an amendment of our credit facility with the bank group which included the bank group's waiver of non-compliance with certain financial ratios for the fourth quarter of fiscal 2002, in particular the debt to EBITDA ratio and the EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each quarter of fiscal 2003 and the first three quarters of fiscal 2004. The amendment with the bank group also amends selected additional sections of the credit facility. Based on performance for the three months ended April 27, 2002, and the three months ended July 27, 2002, we are in compliance with the revised covenants of the credit facility. At July 27, 2002, we had an outstanding balance under the credit facility of $74 million and the remaining availability based upon eligible receivables and inventories as of that date, was approximately $51 million. At July 28, 2001, we had an outstanding balance under the credit facility of approximately $94 million. We believe that cash from operations and the availability under our credit facility should be adequate to support currently planned business operations and capital expenditures. If our actual operating results deviate significantly from our projections, however, we may not remain in compliance with the covenants of the credit facility and would not be allowed to borrow
under the credit facility.   In the event that we were not able to borrow
under our credit facility, we would be required to develop an alternative source of liquidity. There can be no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     Effective February 1, 2002, we adopted Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer," which codified and reconciled EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, we classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the six months ended July 28, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 had no impact on operating loss; however, for the three months ended July 27, 2002 and July 28, 2001, gross profit decreased by approximately $6.1 and $7.7 million, respectively, offset by an equal decrease in selling, general and administrative expenses. For the six months ended July 28, 2002 and July 28, 2001, gross profit decreased by approximately $15.5 and $17.4 million respectively, offset by an equal decrease in selling, general and administrative expenses.

     EITF 01-09 also codified and reconciled EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Upon adoption of this pronouncement, we classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the six months ended July 28, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 had no impact on operating loss; however, for the three months ended July 27, 2002 and July 28, 2001, gross profit decreased by approximately $14.1 and $12.2 million, respectively, offset by an equal decrease in selling, general and administrative expenses. The adoption of EITF 01-09 had no impact on operating loss. For the six months ended July 27, 2002 and July 28, 2001, gross profit decreased by approximately $27.4 and $31.4 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

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

     Our intangible assets generally consist of exclusive brand licenses and trademarks. We do not carry any goodwill. We evaluated which of our intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks have an indefinite useful life. Thus we ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, we completed our transitional impairment testing of this asset. That effort and assessments of this asset with the assistance of a third party valuation firm indicated that no impairment adjustment was required. On a pro forma basis, if SFAS 142 had been adopted for the second quarter of fiscal 2002 net loss attributable to common shareholders would have been $1.0 million lower for the three months ended July 28, 2001 and $2.0 million lower for the six months ended July 28, 2001.

     Effective February 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on our financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Financial Accounting Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and Issue No. 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3 a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for us for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. As of July 27, 2002, we had $74 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions to mitigate interest rate risk as most of our debt bears a fixed rate.

     FOREIGN CURRENCY RISK. We conduct our business in various regions of the world and export and import products to and from several countries. Approximately 30% of our sales are derived internationally in a variety of currencies, principally the Euro, British pound, U.S. dollar and Australian dollar. With respect to our international operations, our cost of sales is denominated in U.S. dollars and local currency, and selling, general and administrative expenses are typically denominated in local currency. Currently, substantially all of our skin care products are produced in the United States. Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated, particularly the U.S. dollar, may decrease our cash flow and profits. Changes in currency rates favorably impacted our results of operations by approximately $3.0 million pre-tax for the three and six months ended July 27, 2002. There can be no assurance that this trend will continue.

     While we periodically engage in currency hedging operations, primarily forward exchange contracts, to reduce the exposure of our cash flows to fluctuations in currency rates, we did not have any open contracts as of July 27, 2002. The impact of foreign currency hedging activities was not material to our results in fiscal 2002. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on June 25, 2002, in Miami Lakes, Florida.

(b) The following directors were elected at the Annual Meeting effective June 25, 2002: E. Scott Beattie, J. W. Nevil Thomas, Fred Berens, Richard C. W. Mauran, George Dooley and William M. Tatham.

(c) The shareholders voted at the Annual Meeting on the matters set forth below.

         1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

                                                  Votes Cast
                                                  ----------
                                                          Against or
                                               For         Withheld
                                            ----------    ----------
                   E. Scott Beattie          15,660,022     416,944
                   J. W. Nevil Thomas        16,070,509       6,457
                   Fred Berens               16,070,431       6,535
                   Richard C. W. Mauran      16,070,531       6,435
                   George Dooley             16,055,469      21,497
                   William M. Tatham         16,055,269      21,697

         2. The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending January 31, 2003, was 16,008,766 for, 64,911 against and 2,156 withheld.

         3. The vote on the ratification of the approval of the 2002 Employee Stock Purchase Plan was 12,574,350 for, 491,648 against and 32,481 withheld. There were 2,976,174 broker non-votes.

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

Exhibit
Number                                 Description
-------  --------------------------------------------------------------------
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

Exhibit
Number                                 Description
-------  --------------------------------------------------------------------
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

   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)  Reports on Form 8-K.

     A current report on Form 8-K dated June 4, 2002 was filed on June 7, 2002, reporting the Company's adoption of Emerging Issues Task Force (EITF) Issue No. 01-09 under Item 5. Other events and attaching consolidated income statement data under Item 7 for the fiscal year ended January 31, 2002 to give effect to the adoption of the accounting standard.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ELIZABETH ARDEN, INC.


Date:  September 10, 2002                 By:  /s/ E. Scott Beattie
       ------------------                      --------------------
                                               E. Scott Beattie
                                               Chairman, President, Chief
                                               Executive Officer and
                                               Director
                                               (Principal Executive Officer)


Date:  September 10, 2002                 By:  /s/ Stephen J. Smith
       ------------------                      --------------------
                                               Stephen J. Smith
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                          CERTIFICATION

I, E. Scott Beattie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elizabeth Arden, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.



Date:  September 10, 2002                  /s/ E. Scott Beattie
       ------------------                  --------------------
                                           E. Scott Beattie
                                           Chairman, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                          CERTIFICATION

I, Stephen J. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elizabeth Arden, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.



Date:  September 10, 2002                  /s/ Stephen J. Smith
       ------------------                  --------------------
                                           Stephen J. Smith
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)