Form 10-Q
period 2002-10-26
ELIZABETH ARDEN INC
filed 2002-12-06
CIK 95052

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended October 26, 2002

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

                              Yes  [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding at
                    Class                           December 6, 2002
                    -----                           ----------------
          Common Stock, $.01 par value              18,816,343 shares

                                ELIZABETH ARDEN, INC.

                                 INDEX TO FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                    Page No.

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets -
           October 26, 2002 and January 31, 2002. . . . . . . . . . . . .3

           Unaudited Consolidated Statements of Operations -
           Three and Nine Months Ended October 26, 2002 and
           October 27, 2001 . . . . . . . . . . . . . . . . . . . . . . .4

           Unaudited Consolidated Statement of Shareholders' Equity -
           Nine Months Ended October 26, 2002 . . . . . . . . . . . . . .5

           Unaudited Consolidated Statements of Cash Flow -
           Nine Months Ended October 26, 2002 and October 27, 2001. . . .6

           Notes to Unaudited Consolidated Financial Statements . . . . .7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . 18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk . 24

Item 4.    Controls and Procedures. . . . . . . . . . . . . . . . . . . 24


PART II  - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 25

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                 (Dollars in thousands)
                                                October 26, 2002   January 31, 2002
                                                ----------------   ----------------
ASSETS
Current assets:
  Cash and cash equivalents                         $ 14,347           $ 15,913
  Accounts receivable, net                           285,367             79,720
  Inventories                                        199,702            192,736
  Deferred income taxes                               15,970             15,970
  Prepaid expenses and other assets                   15,789             24,372
                                                    --------           --------
       Total current assets                          531,175            328,711
                                                    --------           --------
Property and equipment, net                           35,843             38,268
                                                    --------           --------
Other assets:
  Exclusive brand licenses and trademarks, net       204,773            212,011
  Debt financing costs                                13,228             14,518
  Other                                                6,179              3,257
                                                    --------           --------
       Total other assets                            224,180            229,786
                                                    --------           --------
       Total assets                                 $791,198           $596,765
                                                    ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                   $125,000           $  7,700
  Accounts payable - trade                           111,880             69,150
  Other payables and accrued expenses                 73,312             59,259
  Current portion of long-term debt                    2,365              2,312
                                                    --------           --------
       Total current liabilities                     312,557            138,421
                                                    --------           --------
Long-term debt                                       323,597            326,121
Deferred income taxes and other                       10,144              8,309
                                                    --------           --------
       Total long-term liabilities                   333,741            334,430
                                                    --------           --------
       Total liabilities                             646,298            472,851
                                                    --------           --------
Commitments and contingencies (See Note 6)

Convertible, redeemable preferred stock,
  Series D, $.01 par value (liquidation preference
  of $50,000); 1,000,000 shares authorized;
  416,667 shares issued and outstanding               14,720             11,980
                                                    --------           --------

Shareholders' equity:
  Common stock, $.01 par value, 50,000,000
    shares authorized; 18,789,676 and 18,575,708
    shares issued, respectively                          188                186
  Additional paid-in capital                          89,387             85,919
  Retained earnings                                   50,117             35,191
  Treasury stock (293,060 and 950,128 shares
    at cost, respectively)                            (2,277)            (6,541)
  Accumulated other comprehensive loss                (1,085)            (2,348)
  Unearned deferred compensation                      (6,150)              (473)
                                                    --------           --------
       Total shareholders' equity                    130,180            111,934
                                                    --------           --------
       Total liabilities and shareholders' equity   $791,198           $596,765
                                                    ========           ========


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                         ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                      (Dollars in thousands except per share data)
                                    Three Months Ended          Nine Months Ended
                                 October 26,  October 27,    October 26,  October 27,
                                     2002         2001           2002         2001
                                 -----------  -----------    -----------  -----------


Net sales                        $   314,807  $   286,202    $   582,277  $   523,897
Cost of sales                        177,738      166,737        342,577      325,177
                                 -----------  -----------    -----------  -----------
     Gross profit                    137,069      119,465        239,700      198,720

Operating expenses:
  Selling, general and
   administrative                     61,537       49,325        163,196      158,668
  Depreciation and amortization        5,874        7,683         17,280       22,819
                                 -----------  -----------    -----------  -----------

     Total operating expenses         67,411       57,008        180,476      181,487
                                 -----------  -----------    -----------  -----------
Income from operations                69,658       62,457         59,224       17,233
                                 -----------  -----------    -----------  -----------

Other income (expense):
  Interest expense, net              (11,265)     (11,622)       (32,321)     (34,303)
  Other                                   77          (50)           218          (22)
                                 -----------  -----------    -----------  -----------

     Other expense, net              (11,188)     (11,672)       (32,103)     (34,325)
                                 -----------  -----------    -----------  -----------
Income (loss) before
 income taxes                         58,470       50,785         27,121      (17,092)

Provision for (benefit from)
 income taxes                         20,738       17,340          9,455       (6,416)
                                 -----------  -----------    -----------  -----------
Net income (loss)                     37,732       33,445         17,666      (10,676)
Accretion and dividend on
 preferred stock                         913          833          2,740        2,500
                                 -----------  -----------    -----------  -----------
Net income (loss) attributable
 to common shareholders          $    36,819  $    32,612    $    14,926  $   (13,176)
                                 ===========  ===========    ===========  ===========
Income (loss) per common share:
     Basic                       $      2.07  $      1.85    $      0.84  $     (0.77)
                                 ===========  ===========    ===========  ===========
     Diluted                     $      1.64  $      1.48    $      0.77  $     (0.77)
                                 ===========  ===========    ===========  ===========
Weighted average number of
 common shares:

     Basic                        17,764,698   17,617,096     17,732,545   17,187,247
                                 ===========  ===========    ===========  ===========
     Diluted                      22,979,693   22,538,031     23,039,669   22,855,025
                                 ===========  ===========    ===========  ===========

                  See Accompanying Notes to Consolidated Financial Statements.

                            ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                    (Amounts in thousands)
                                                                    Accumulated    Unearned
                                    Additional                      Other          Deferred   Total
                    Common Stock    Paid-In     Retained  Treasury  Comprehensive  Compen-    Shareholders'
                   Shares  Amount   Capital     Earnings  Stock     Loss           sation     Equity
                   ----------------------------------------------------------------------------------------
Balance at
January 31, 2002   18,576   $186    $85,919     $35,191   $(6,541)    $(2,348)     $  (473)   $111,934

Issuance of
 common stock
 upon exercise of
 stock options        214      2        462                                                        464

Issuance of
 restricted stock,
 net                                  3,006                 4,264                   (7,270)         --

Amortization of
 unearned deferred
 compensation                                                                        1,593       1,593

Accretion and
 dividend on
 Series D preferred
 Stock                                           (2,740)                                        (2,740)


Comprehensive income:
  Net income                                     17,666                                         17,666
  Foreign currency
   Translation                                                           1,263                   1,263
                   ----------------------------------------------------------------------------------------
  Total comprehensive
   Income                                        17,666                  1,263                  18,929
                   ----------------------------------------------------------------------------------------
Balance at
 October 26, 2002  18,790   $188    $89,387     $50,117   $(2,277)     $(1,085)    $(6,150)   $130,180
                   ========================================================================================

                            See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                                               5

                          ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                 (Dollars in thousands)
                                                                Nine Months Ended
                                                            October 26,    October 27,
                                                                2002           2001
                                                            -----------    -----------
Operating Activities:
  Net income (loss)                                          $  17,666      $ (10,676)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation and amortization                              17,280         22,819
     Amortization of senior note offering costs and
      note premium                                               1,965          1,881
     Amortization of unearned deferred compensation              1,593             --
     Provision for write down of inventory                          --         10,300
  Changes in assets and liabilities:
     Increase in accounts receivable                          (205,647)      (182,009)
     Increase in inventories                                    (6,966)       (13,924)
     Decrease (increase) in prepaid expenses and
      other assets                                               3,661        (20,665)
     Increase in accounts payable                               42,730         63,085
     Increase in other payables and accrued expenses            15,888         44,962
     Other                                                       1,054            (70)
                                                            -----------    -----------
              Net cash used in operating activities           (110,776)       (84,297)
                                                            -----------    -----------
Investing Activities:
  Additions to property and equipment, net of disposals         (6,498)        (7,518)
                                                            -----------    -----------

              Net cash used in investing activities             (6,498)        (7,518)
                                                            -----------    -----------
Financing Activities:
  Net proceeds from short-term debt                            117,353        110,647
  Payments on long-term debt                                    (2,318)        (1,091)
  Proceeds from the exercise of stock options                      464          1,416
  Proceeds from the exercise of stock purchase warrants             --          8,287
  Repurchase of common stock                                        --           (402)
                                                            -----------    -----------
              Net cash provided by financing activities        115,499        118,857
                                                            -----------    -----------
Effect of exchange rate changes on cash and
 cash equivalents                                                  209             --

Net (decrease) increase in Cash and Cash Equivalents            (1,566)        27,042
Cash and Cash Equivalents at Beginning of Period                15,913         17,695
                                                            -----------    -----------
Cash and Cash Equivalents at End of Period                  $   14,347     $   44,737
                                                            ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                           $   30,918     $   23,617
                                                            ===========    ===========
  Income taxes paid during the period                       $       57     $    8,810
                                                            ===========    ===========

          See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                           6

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND BASIS OF PRESENTATION

     Elizabeth Arden, Inc. (the "Company") is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products to retailers in the United States and over 90 countries internationally. The Company was formerly known as French Fragrances, Inc. until the acquisition of the Elizabeth Arden business on January 23, 2001(the "Arden acquisition").

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2002, filed with the Commission.

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

NOTE 2.   RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR CERTAIN SALES INCENTIVES

     Effective February 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer," which codified and reconciled EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the nine months ended October 27, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 on this issue had no impact on operating income; however, for the three months ended October 26, 2002 and October 27, 2001, gross profit decreased by approximately $7.3 and $12.8 million, respectively, offset by an equal decrease in selling, general and administrative expenses. For the nine months ended October 26, 2002 and October 27, 2001, gross profit decreased by approximately $22.8 and $30.2 million respectively, offset by an equal decrease in selling, general and administrative expenses.

     EITF 01-09 also codified and reconciled EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Upon adoption of this pronouncement, the Company classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the nine months ended October 27, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 on this issue had no impact on operating income; however, for the three months ended October 26, 2002 and October 27, 2001, gross profit decreased by approximately $17.0 and $16.8 million, respectively, offset by an equal decrease in selling, general and administrative expenses. For the nine months ended October 26, 2002 and October 27, 2001, gross profit decreased by approximately $44.4 and $48.2 million, respectively, offset by an equal decrease in selling, general and administrative expenses.


                                      7
                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   RECENTLY ADOPTED ACCOUNTING STANDARDS -- (Continued)

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective February 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 141" and "SFAS No. 142," respectively). These standards establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

     The Company's intangible assets generally consist of exclusive brand licenses and trademarks. The Company does not carry any goodwill. The Company evaluated which of its intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks have indefinite useful lives. Thus, the Company ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of this asset. That effort and assessments of this asset with the assistance of a third party evaluation firm indicated that no impairment adjustment was required upon adoption of this pronouncement. The following table presents pro forma net income (loss) and income (loss) per share data had SFAS No. 142 been adopted at the beginning of fiscal 2002.

(Dollars in thousands, except          Three Months Ended    Nine Months Ended
 per share data)                        October 27, 2001      October 27, 2001
                                       ------------------    -----------------
Reported net income (loss)
 attributable to common shareholders         $32,612               $(13,176)

Elizabeth Arden trademarks
 amortization, net of tax                        994                  3,038
                                             -------               --------
Adjusted net income (loss) attributable
 to common shareholders                       33,606                (10,138)

Accretion and dividend on preferred
 stock and other                                 833                  2,523
                                             -------               --------
Net income (loss) as adjusted                $34,439               $ (7,615)
                                             =======               ========
Basic and diluted net income (loss)
 per common share:
  Reported-basic net income (loss)
   per share                                   $1.85                 $(0.77)
  Reported-diluted net income (loss)
   per share                                   $1.48                 $(0.77)

Adjusted-basic net income (loss)
 per share                                     $1.91                 $(0.59)
Adjusted-diluted net income (loss)
 per share                                     $1.53                 $(0.59)

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     Effective February 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the financial statements of the Company.

NOTE 3.   INVENTORIES

     The components of inventory were as follows:

          (Dollars in thousands)          October 26, 2002  January 31, 2002
                                          ----------------  ----------------
          Raw materials                       $ 35,516          $ 35,191
          Work in progress                      17,955            20,067
          Finished goods                       146,231           137,478
                                              --------          --------
                                              $199,702          $192,736
                                              ========          ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   SHORT-TERM DEBT

     The Company has a revolving credit facility with a syndicate of banks for which Fleet National Bank is the administrative agent (the "Credit Facility") and which provides for borrowings on a revolving basis of up to $175 million, with a $25 million sub limit for letters of credit. The Credit Facility is guaranteed by certain of the Company's U.S. subsidiaries and matures in January 2006. On March 13, 2002, as a result of weaker than expected financial performance in fiscal 2002, the Company negotiated an amendment of certain terms in the Credit Facility. Under the amendment, the Company received a waiver of non-compliance with certain financial covenants for the fourth quarter of fiscal 2002, in particular, the debt to EBITDA (income from operations, plus depreciation and amortization) ratio and EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each of fiscal 2003 and the first three quarters of fiscal 2004. The amendment with the bank group also amends selected additional sections of the Credit Facility. Loans under the revolving credit portion of the Credit Facility, as amended, bear interest at a floating rate of the "Applicable Margin," or spread above selected base rates. The Company's ratio of consolidated debt to EBITDA can impact the applicable margin. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the Prime Rate. For the three and nine months ended October 26, 2002, the Applicable Margin was 3.50% for LIBOR loans and 2.25% for prime rate loans. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu or equal to right of payment with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011.

     The Credit Facility contains several covenants, the more significant of which are that the Company: (i) cannot exceed certain levels of debt to EBITDA; (ii) must maintain certain ratios of EBITDA to consolidated net interest expense; (iii) must maintain a minimum amount of shareholders' equity; (iv) must achieve a minimum amount of EBITDA in each quarter of fiscal 2003; and (v) cannot exceed certain limits on capital expenditures. Based upon the Company's internal projections, the Company believes that the amended covenants provide sufficient flexibility so that the Company can maintain compliance with the covenants. If the actual results deviate from projections, however, the Company may not remain in compliance with the covenants and would not be allowed to borrow under the revolving credit facility. In addition, a default under the revolving credit facility which causes acceleration of the debt under this facility could trigger a default on the Company's senior notes. In the event the Company is not able to borrow under its credit facility, the Company would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be. The Credit Facility also includes a prohibition on the payment of dividends on its common stock, $.01 par value per share
("Common Stock") and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness; provided, however, that the Company is permitted to repurchase up to $4 million of Common Stock.
Based on the Company's performance for the nine months ended October 26, 2002, the Company is in compliance with the revised covenants of the Credit Facility. At October 26, 2002, the Company had an outstanding balance under the Credit Facility of $125 million together with approximately $286,000 in outstanding letters of credit issued. At October 26, 2002, the remaining availability under the Credit Facility, based upon eligible receivables and inventories as of that date, was approximately $50 million. At January 31, 2002, the Company had an outstanding balance under the Credit Facility of approximately $7.7 million together with $286,000 in outstanding letters of credit issued.

NOTE 5.   LONG-TERM DEBT

     The Company's long-term debt consisted of the following:

(Dollars in thousands)                             October 26,     January 31,
Description                                           2002           2002
-----------                                       -----------     -----------
10 3/8% Senior Notes due May 2007                   $156,563        $156,769
11 3/4% Senior Secured Notes due May 2011            160,000         160,000
8.5% Subordinated Debenture due in equal
 installments in May 2003 and 2004                     4,313           6,480
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                         5,086           5,184
                                                    --------        --------
Total long-term debt                                 325,962         328,433
   Less current portion of long-term debt              2,365           2,312
                                                    --------        --------
Total long-term debt, net                           $323,597        $326,121
                                                    ========        ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   COMMITMENTS AND CONTINGENCIES

     In May 2002, the Company entered into an agreement with two unaffiliated third parties for order fulfillment and logistics services in a distribution facility in Beville, France. The agreements terminate in May 2004, provided that they automatically renew for one additional year unless notice of non-renewal is given by August 2003. Pricing on the order fulfillment agreement is based on the quantity of products shipped and the type of service provided. The Company is required to make payments of approximately $2.0 million Euros (approximately US$2.0 million at October 26, 2002) annually under the logistics services agreement. Except for the logistics services and order fulfillment agreements for the Beville, France facility, the Company has not entered into any new material commitments since January 31, 2002.

     In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$35 million at October 26, 2002), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$22 million at October 26, 2002). Management believes that the Company would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit and the Company is vigorously contesting the matter.

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

NOTE 7.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     At October 26, 2002 and January 31, 2002, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock"), issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock, subject to certain restrictions. The holder of the Series D Convertible Preferred Stock will be entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003 and all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock will begin to accrue on January 23, 2003 and will be payable, at the Company's option, in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its bank credit facility and compliance with certain limitations under the Indentures governing its senior notes, at a redemption price of $25 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and recorded as additional paid-in capital. The difference between the liquidation value of $50 million and the balance recorded in the Convertible, redeemable preferred stock account on the Company's Consolidated Balance Sheet is being accreted over the life of the Series D Convertible Preferred Stock. For the three months ended October 26, 2002 and October 27, 2001, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $913,000 and $833,000, respectively. For the nine months ended October 26, 2002 and October 27, 2001, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $2.7 and $2.5 million, respectively.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY -- (Continued)

     During the nine months ended October 26, 2002, the Company granted 504,000 shares of performance-accelerated restricted stock ("PARS") to certain key employees. PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if the Company's total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS were recorded as unearned deferred compensation in the amount of $5.7 million on the balance sheet and are being amortized over the currently expected six-year vesting period. In March 2002 and September 2002, the Company also granted 77,913 shares and 79,420 shares, respectively, of restricted stock to certain employees that vest one year from the date of grant. At October 26, 2002, these restricted shares were recorded as unearned deferred compensation in the amount of approximately $1.6 million on the balance sheet and are being amortized over the vesting period. Compensation expense for the three and nine months ended October 26, 2002, related to the PARS and the restricted stock granted to employees, amounted to approximately $654,000 and $1.6 million, respectively. At October 26, 2002 and January 31, 2002, the shares of Common Stock outstanding included 661,333 shares and 64,181 shares, respectively, of restricted stock that are subject to vesting requirements.

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

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   EARNINGS (LOSS) PER SHARE -- (Continued)

     The following table represents the computation of income (loss) per share (in thousands except per share data):

                                   Three Months Ended            Nine Months Ended
                                 October 26,  October 27,    October 26,  October 27,
                                     2002         2001           2002         2001
                                -----------   -----------    -----------  -----------
Basic
  Net income (loss)
   attributable to common
   shareholders                   $36,819       $32,612        $14,926      $(13,176)
                                  =======       =======        =======      ========
  Weighted average shares
   Outstanding                     17,765        17,617         17,733        17,187
                                   ======        ======         ======        ======
  Net income (loss) per
   basic share                     $ 2.07        $ 1.85         $ 0.84        $(0.77)
                                   ======        ======         ======        ======
Diluted
  Net income (loss)
   attributable to common
   shareholders                   $36,819       $32,612        $14,926      $(13,176)

  Add: 7.5% Convertible
        Subordinated
        Debentures interest,
        net of tax                     --            --             --            23

  Add: Accretion and Dividend
        on Series D Convertible
        Preferred Stock               913           833          2,740         2,500
                                  -------       -------        -------       -------
           Net income (loss),
            as adjusted           $37,732       $33,445        $17,666      $(10,653)
                                  =======       =======        =======      ========

Weighted average shares
 Outstanding                       17,765        17,617         17,733        17,187
Potential common shares --
 treasury method                    1,048           754          1,140         1,407
Assumed conversion of
 7.5% Convertible Subordinated
 Debentures                            --            --             --            94
Series D Convertible Preferred
 Stock                              4,167         4,167          4,167         4,167
                                  -------       -------        -------       -------
Weighted average shares and
 potential dilutive shares         22,980        22,538         23,040        22,855
                                  =======       =======        =======       =======
           Net income (loss)
            per diluted share       $1.64         $1.48          $0.77        $(0.77)
                                    =====         =====          =====        ======

     The following table shows the options to purchase shares of Common Stock that were outstanding during the three and nine months ended October 26, 2002 and October 27, 2001, but were not included in the computation of diluted income (loss) per share because the option exercise price was greater than the average market price of the common shares over the applicable period:

                               Three Months Ended             Nine Months Ended
                            October 26,   October 27,      October 26,  October 27,
                                2002          2001             2002         2001
                            -----------   -----------      -----------  -----------
Number of shares under
 Option                      2,820,750       112,000        1,937,974       7,000
                             =========       =======        =========       =====
Range of exercise          $11.33-$20.64  $14.80-$20.30   $12.50-$20.64    $20.30
                           =============  =============   =============    ======

                                12

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following condensed financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Secured Notes due 2011 which were issued to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business in January 2001, elimination adjustments and the consolidated total. The Company's direct subsidiaries DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding, Inc., are guarantors of the 11 3/4% Senior Secured Notes. Entities included in this footnote follow Elizabeth Arden, Inc.'s (the "Company") accounting policies as described in Footnote 1 of the consolidated financial statements, except with respect to accounting for investment in guarantors subsidiaries, which the Company has accounted for using the equity method of accounting. Equity income of the guarantors subsidiaries is included in interest and other expense, net. All information presented is in thousands.

BALANCE SHEET                                            October 26, 2002
                                         Company    Guarantors   Eliminations   Consolidated
                                      ------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents            $    4,499    $   9,848    $      --       $  14,347
  Accounts receivable, net                207,350       78,017           --         285,367
  Inventories                             151,415       48,287           --         199,702
  Intercompany receivable                 915,496     (791,164)    (124,332)             --
  Deferred income taxes                    15,970           --           --          15,970
  Prepaid expenses and
   other assets                            10,198        5,591           --          15,789
                                       ----------    ---------    ---------       ---------
      Total current assets              1,304,928     (649,421)    (124,332)        531,175
                                       ----------    ---------    ---------       ---------
Property and equipment, net                26,546        9,297           --          35,843
                                       ----------    ---------    ---------       ---------
Other assets:
  Investment in guarantor's
   subsidiaries                             6,698           --       (6,698)             --
  Exclusive brand licenses and
   trademarks, net                         32,101      172,672           --         204,773

Other assets                               16,078        3,329           --          19,407
                                       ----------    ---------    ---------       ---------
   Total other assets                      54,877      176,001       (6,698)        224,180
                                       ----------    ---------    ---------       ---------
Total assets                           $1,386,351    $(464,123)   $(131,030)      $ 791,198
                                       ==========    =========    =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                      $  125,000    $      --    $      --       $ 125,000
  Accounts payable - trade                102,906        8,974           --         111,880
  Intercompany payable                    626,913     (502,581)    (124,332)             --
  Other payables and accrued
   expenses                                51,483       21,829           --          73,312
  Current portion of long-term debt         2,365           --           --           2,365
                                       ----------    ---------    ---------       ---------
      Total current liabilities           908,667     (471,778)    (124,332)        312,557
                                       ----------    ---------    ---------       ---------

Long-term debt, net                       323,597           --           --         323,597
Deferred income taxes and other             9,187          957           --          10,144
                                       ----------    ---------    ---------       ---------
      Total liabilities                 1,241,451     (470,821)    (124,332)        646,298
                                       ----------    ---------    ---------       ---------
Convertible, redeemable
 preferred stock                           14,720           --           --          14,720
                                       ----------    ---------    ---------       ---------
Shareholders' equity                      130,180        6,698       (6,698)        130,180
                                       ----------    ---------    ---------       ---------
Total liabilities and
 shareholders' equity                  $1,386,351    $(464,123)   $(131,030)      $ 791,198
                                       ==========    =========    =========       =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION -- (Continued)

BALANCE SHEET                                            January 31, 2002
                                         Company    Guarantors   Eliminations   Consolidated
                                      ------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents              $  3,616    $  12,297    $      --       $ 15,913
  Accounts receivable, net                 47,543       32,177           --         79,720
  Inventories                             152,883       39,853           --        192,736
  Intercompany receivable                 615,368     (388,272)    (227,096)            --
  Deferred income taxes                    15,970           --           --         15,970
  Prepaid expenses and other assets        16,133        8,239           --         24,372
                                         --------    ---------    ---------       --------
      Total current assets                851,513     (295,706)    (227,096)       328,711
                                         --------    ---------    ---------       --------
Property and equipment, net                29,403        8,865           --         38,268
                                         --------    ---------    ---------       --------
Other assets:
  Investment in guarantor's
   subsidiaries                            (4,497)          --        4,497             --
  Exclusive brand licenses and
   trademarks, net                         38,624      173,387           --        212,011
  Other assets                             22,771       (4,996)          --         17,775
                                         --------    ---------    ---------       --------
      Total other assets                   56,898      168,391        4,497        229,786
                                         --------    ---------    ---------       --------
Total assets                             $937,814    $(118,450)   $(222,599)      $596,765
                                         ========    =========    =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                        $  7,700    $      --    $      --       $  7,700
  Accounts payable - trade                 60,228        8,922           --         69,150
  Intercompany payable                    357,972     (130,876)    (227,096)            --
  Other payables and accrued expenses      52,271        6,988           --         59,259
  Current portion of long-term debt         2,312           --           --          2,312
                                         --------    ---------    ---------       --------
      Total current liabilities           480,483     (114,966)    (227,096)       138,421
                                         --------    ---------    ---------       --------
Long-term debt                            326,121           --           --        326,121
Deferred income taxes and other             7,296        1,013           --          8,309
                                         --------    ---------    ---------       --------
      Total liabilities                   813,900     (113,953)    (227,096)       472,851
                                         --------    ---------    ---------       --------
Convertible, redeemable
 preferred stock                           11,980           --           --         11,980
                                         --------    ---------    ---------       --------
Shareholders' equity                      111,934       (4,497)       4,497        111,934
                                         --------    ---------    ---------       --------
Total liabilities and
 shareholders' equity                    $937,814    $(118,450)   $(222,599)      $596,765
                                         ========    =========    =========       ========


                                                 For The Three Months Ended
Statement of Operations                               October 26, 2002
                                     Company     Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net sales                           $233,912       $94,212      $(13,317)      $314,807
Cost of sales                        139,920        37,818            --        177,738
                                    --------       -------      --------       --------
Gross profit                          93,992        56,394       (13,317)       137,069
                                    --------       -------      --------       --------
Selling, general and
 administrative expenses              41,135        33,719       (13,317)        61,537
Depreciation and amortization          3,977         1,897            --          5,874
                                    --------       -------      --------       --------
Income from operations                48,880        20,778            --         69,658
Interest and other expense, net        3,667        (4,078)      (10,777)       (11,188)
                                    --------       -------      --------       --------
Income before income taxes            52,547        16,700       (10,777)        58,470
Provision for income taxes            14,815         5,923            --         20,738
                                    --------       -------      --------       --------
Net income                          $ 37,732       $10,777      $(10,777)      $ 37,732
                                    ========       =======      ========       ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

                                                 For The Three Months Ended
Statement of Operations                               October 27, 2001
                                     Company     Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net sales                           $226,144       $73,058      $(13,000)      $286,202
Cost of sales                        139,014        27,723            --        166,737
                                    --------       -------      --------       --------
Gross profit                          87,130        45,335       (13,000)       119,465
                                    --------       -------      --------       --------
Selling, general and
 administrative expenses              36,296        26,029       (13,000)        49,325
Depreciation and amortization          3,853         3,830            --          7,683
                                    --------       -------      --------       --------
Income from operations                46,981        15,476            --         62,457
Interest and other expense, net          666        (6,285)       (6,053)       (11,672)
                                    --------       -------      --------       --------
Income before income taxes            47,647         9,191        (6,053)        50,785
Provision for income taxes            14,202         3,138            --         17,340
                                    --------       -------      --------       --------
Net income                          $ 33,445       $ 6,053      $ (6,053)      $ 33,445
                                    ========       =======      ========       ========

                                                 For The Nine Months Ended
Statement of Operations                               October 26, 2002
                                     Company     Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net sales                           $403,932      $204,919      $(26,574)      $582,277
Cost of sales                        257,646        84,931            --        342,577
                                    --------      --------      --------       --------
Gross profit                         146,286       119,988       (26,574)       239,700
                                    --------      --------      --------       --------
Selling, general and
 administrative expenses             105,908        83,862       (26,574)       163,196
Depreciation and amortization         11,952         5,328            --         17,280
                                    --------      --------      --------       --------
Income from operations                28,426        30,798            --         59,224
Interest and other expense, net       (6,621)      (15,549)       (9,933)       (32,103)
                                    --------      --------      --------       --------
Income before income taxes            21,805        15,249        (9,933)        27,121
Provision for income taxes             4,139         5,316            --          9,455
                                    --------      --------      --------       --------
Net income                          $ 17,666      $  9,933      $ (9,933)      $ 17,666
                                    ========      ========      ========       ========

                                                 For The Nine Months Ended
Statement of Operations                               October 27, 2001
                                     Company     Guarantors   Eliminations   Consolidated
                                   ------------------------------------------------------
Net sales                           $370,132      $180,086      $ (26,321)     $523,897
Cost of sales                        260,973        64,204             --       325,177
                                    --------      --------      ---------      --------
Gross profit                         109,159       115,882        (26,321)      198,720
                                    --------      --------      ---------      --------
Selling, general and
 administrative expenses              97,635        87,354        (26,321)      158,668
Depreciation and amortization         12,462        10,357             --        22,819
                                    --------      --------      ---------      --------
(Loss) income from operations           (938)       18,171             --        17,233

Interest and other expense, net      (15,876)      (18,914)           465       (34,325)
                                    --------      --------      ---------      --------
Loss before income taxes             (16,814)         (743)           465       (17,092)
Benefit from income taxes             (6,138)         (278)            --        (6,416)
                                    --------      --------      ---------      --------
Net loss                            $(10,676)     $   (465)     $     465      $(10,676)
                                    ========      ========      =========      ========

                                15

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

                                                      For The Nine Months Ended
Statement of Cash Flow                                     October 26, 2002
                                          Company     Guarantors   Eliminations   Consolidated
                                        ------------------------------------------------------
Operating Activities:
     Net cash (used in) provided
      by operating activities            $(112,237)    $  1,461     $   --         $(110,776)
                                         ---------     --------     ------         ---------
Investing Activities:
  Additions to property and equipment,
   net of disposals                         (2,379)      (4,119)        --            (6,498)
                                         ---------     --------     ------         ---------
     Net cash used in investing
      activities                            (2,379)      (4,119)        --            (6,498)
                                         ---------     --------     ------         ---------
Financing Activities:
  Net proceeds from short-term debt        117,353           --         --           117,353
  Payments on long-term debt                (2,318)          --         --            (2,318)
  Proceeds from the exercise of
   stock options                               464           --         --               464
                                         ---------     --------     ------         ---------
     Net cash provided by financing
      activities                           115,499           --         --           115,499

Effects of exchange rate changes
 on cash and cash equivalents                   --          209         --               209
Net increase (decrease) in cash
 and cash equivalents                          883       (2,449)        --            (1,566)
Cash and cash equivalents at
 beginning of period                         3,616       12,297         --            15,913
                                         ---------     --------     ------         ---------
Cash and cash equivalents at
 end of period                           $   4,499     $  9,848     $   --         $  14,347
                                         =========     ========     ======         =========

                                                      For The Nine Months Ended
Statement of Cash Flow                                     October 27, 2001
                                          Company     Guarantors   Eliminations   Consolidated
                                        ------------------------------------------------------
Operating Activities:
     Net cash (used in) provided
      by operating activities            $(92,990)     $   8,693    $     --       $ (84,297)
                                         --------      ---------    --------       ---------
Investing Activities:
  Additions to property and equipment,
   net of disposals                        (3,982)        (3,536)         --          (7,518)
                                         --------      ---------    --------       ---------
     Net cash used in investing
      activities                           (3,982)        (3,536)         --          (7,518)
                                         --------      ---------    --------       ---------

Financing Activities:
  Net proceeds from short-term debt       110,647             --          --         110,647
  Payments on long-term debt               (1,091)            --          --          (1,091)
  Proceeds from the exercise of
   stock options                            1,416             --          --           1,416
  Proceeds from the exercise of
   stock purchase warrants                  8,287             --          --           8,287
  Repurchase of common stock                 (402)            --          --            (402)
                                         --------      ---------    --------       ---------
     Net cash provided by
      financing activities                118,857             --          --         118,857

Net increase in cash and
 cash equivalents                          21,885          5,157          --          27,042
Cash and cash equivalents at
 beginning of period                        4,004         13,691          --          17,695
                                         --------      ---------    --------       ---------
Cash and cash equivalents at
 end of period                           $ 25,889      $  18,848    $     --       $  44,737
                                         ========      =========    ========       =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   RELATED PARTY TRANSACTIONS

     In March 2002, the Company provided a loan to its president and chief executive officer in the principal amount of $500,000 (the "Note"), which matures on March 31, 2004 and bears quarterly interest at 5%. This loan replaced earlier loans made by the Company to its president and chief executive officer for payment of certain Canadian tax liabilities resulting from his relocation to Florida during the fiscal year ended January 31, 1999. In July 2002, the president and chief executive officer repaid to the Company $100,000 of the principal amount of the Note. In accordance with the Sarbanes-Oxley Act of 2002 (the "Act") which became law on July 31, 2002, the Company is prohibited from extending loans such as the Note to executive officers and directors. Under the Act, the Note is permitted to continue in effect, but may not be renewed or materially modified.

NOTE 11.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

     The Company incurred the following non-cash financing and investing activities:

       (Dollars in thousands)                  Nine Months Ended
                                      October 26, 2002     October 27, 2001
                                      ----------------     ----------------
       Accretion and dividend on
        Series D Convertible
        Preferred Stock                    $2,740               $2,500
                                           ======               ======

       Conversion of 7.5%
        Convertible Subordinated
        Debentures (including
        accrued interest) into
        Common Stock                                            $2,410
                                                                ======
       Issuance of Restricted Stock
        and PARS, net of forfeitures       $7,270
                                           ======

NOTE 12.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Financial Accounting Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3 a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such act) made in this Quarterly Report on Form 10-
Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our substantial indebtedness and debt service obligations; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence, our customers' financial condition, our ability to access capital for acquisitions and the assumptions underlying our critical accounting estimates; the retention and availability of key personnel; changes in the retail, fragrance and cosmetic industries; our ability to launch new products and implement our growth strategy; the impact of competitive products and pricing; changes in product mix to less profitable products; risks of international operations, including foreign currency fluctuations; economic and political consequences of terrorist attacks and political instability in certain regions of the world; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key manufacturing or fulfillment facilities that, after consolidations of manufacturing and fulfillment locations, manufacture or provide logistic services for the majority of our supply of certain products; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; legal and regulatory proceedings that affect, or will affect, our business; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60. See our Annual Report on Form 10-K for the year ended January 31, 2002 for a detailed discussion on the application of these and other accounting policies.

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

     In the first quarter of our current fiscal year, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), new rules for measuring the impairment of brand licenses, trademarks and intangibles. In accordance with SFAS No. 142, we completed our transitional impairment testing of the Elizabeth Arden trademarks. That effort and assessments of this asset with the assistance of a third party valuation firm indicated that no impairment adjustment was required upon adoption of this pronouncement.

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

RESULTS OF OPERATIONS

Three Months Ended October 26, 2002 Compared to the Three Months Ended October 27, 2001
----------------------------------------------------------------------

     Net Sales. Net sales increased approximately 10% to $314.8 million for the three months ended October 26, 2002, from $286.2 million for the three months ended October 27, 2001. The increase was driven primarily by the performance of the "open sell" program with certain retailers, new product launches, including the fragrances ardenbeauty and Forever Elizabeth, and the addition of certain distribution brands. The "open sell" program allows retailers to display fragrances on open counters and shelves rather than in locked cases, giving consumers easier access to our products. The increase in net sales was partially offset by continuing weak sales in U.S. department stores and fewer U.S. prestige department store doors.

     Gross Profit. Gross profit increased approximately 15% to $137.1 million for the three months ended October 26, 2002, from $119.5 million for the three months ended October 27, 2001. Gross margin increased to 43.5% for the third quarter in the current fiscal year from 41.7% in the prior year. The increase in gross profit reflects increased sales, a reduction in the effect of the "high cost" Elizabeth Arden inventory purchased prior to the acquisition of the Elizabeth Arden business, lower gift with purchase costs, and supply chain efficiencies. The increase in gross profit was partially offset by lower sales in U.S. department stores and increased sales of certain distributed brands which have lower margins than owned and licensed brands. During the three months ended October 27, 2001, the Company's gross profit was reduced by approximately $8.3 million, and the gross margin was reduced by 2.7%, due to sales of "high cost" Elizabeth Arden product purchased prior to the Elizabeth Arden acquisition.

     SG&A. Selling, general and administrative expenses increased approximately $12.2 million, or 25%, to $61.5 million for the three months ended October 26, 2002, from $49.3 million for the three months ended October 27, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 19.5% for the three months ended October 26, 2002, as compared with 17.2% in the prior year period. The increase in selling, general and administrative expenses was driven in large part by increased investment in advertising and promotion to support new products and higher costs for incentive compensation.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $1.8 million to $5.9 million in the three months ended October 26, 2002, as compared to $7.7 million for the three months ended October
27, 2001, principally as a result of the adoption of SFAS 142. In accordance with SFAS 142, the Elizabeth Arden trademarks were determined to be indefinite-lived assets and will no longer be amortized. Amortization relating to these trademarks amounted to $1.6 million for the three months ended October 27, 2001. See "Recently Adopted Accounting Standards."

     Interest Expense. Interest expense, net of interest income, decreased by approximately $357,000 to $11.3 million for the three months ended October 26, 2002, as compared to $11.6 million for the three months ended October 27, 2001. The decrease resulted from a reduction in both average short-term debt outstanding and interest rates and interest rates paid on that debt.

     Provision for Income Taxes. The provision for income taxes was approximately $20.7 million for the three months ended October 26, 2002, as compared with $17.3 million for the three months ended October 27, 2001, due to higher operating income. The effective tax rate, calculated as a percentage of income before taxes, for the three months ended October 26, 2002 and October 27, 2001 was 35.5% and 34.1%, respectively.

     Net Income. Net income increased approximately $4.3 million, or 13%, to $37.7 million for the three months ended October 26, 2002 as compared with net income of $33.4 million in the prior year period. The improved performance was driven by higher net sales and gross profit coupled with lower depreciation, amortization and interest expense, partially offset by higher selling general and administrative expenses.

     Accretion and Dividend on Preferred Stock. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to Unilever 416,667 shares of Series D convertible preferred stock. The Series D convertible preferred stock was recorded at a $35 million fair value with an allocation of $26.5 million made for the beneficial conversion feature and recorded as additional paid-in capital. The Series D convertible preferred stock has a $50 million liquidation preference, and carries a 5% annual dividend yield, which begins accruing in January 2003. The accretion and dividend on preferred stock, which is a non-cash charge to net income attributable to common shareholders, of $913,000 for the three months ended October 26, 2002 and $833,000 for the three months ended October 27, 2001, represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock.

     Net Income Attributable to Common Shareholders. Net income attributable to common shareholders increased by approximately $4.2 million, or 13%, to income of $36.8 million for the three months ended October 26, 2002, as compared with $32.6 million for the three months ended October 27, 2001.

     EBITDA. EBITDA (income from operations, plus depreciation and amortization) increased approximately $5.4 million, or 8%, to $75.5 million for the three months ended October 26, 2002 as compared to $70.1 million for the prior year period. The increase in EBITDA reflects higher net sales and gross profit, partially offset by higher selling general and administrative expenses.

Nine Months Ended October 26, 2002 Compared to the Nine Months Ended October 27, 2001
--------------------------------------------------------------------

     Net Sales. Net sales increased approximately 11% to $582.3 million for the nine months ended October 26, 2002, from $523.9 million for the nine months ended October 27, 2001. The increase was driven primarily by new product launches, including the fragrances ardenbeauty and Forever Elizabeth, expansion of the "open sell" program with certain retailers and the addition of certain distribution brands. These increases were partially offset by continuing weak sales in U.S. department stores and fewer U.S. prestige department store doors.

     Gross Profit. Gross profit increased approximately 21% to $239.7 million for the nine months ended October 26, 2002, from $198.7 million for the nine months ended October 27, 2001. Gross margin increased to 41.2% of net sales for the nine months ending October 27, 2002 from 37.9% in the corresponding prior year period. The increase in gross profit was due to higher sales, a reduction in the effect of the "high cost" Elizabeth Arden inventory purchased prior to the acquisition of the Elizabeth Arden business, and a $10.3 million inventory write-down recorded in fiscal 2002, partially offset by the continued weakness in U.S. department stores and higher sales of certain distributed brands which have lower gross margins than owned and licensed brands. For the nine months ended October 27, 2001, the Company's gross profit was reduced by approximately $16.5 million, and the gross margin 4.7%, due to sales of "high" cost Elizabeth Arden product purchased prior to the Elizabeth Arden acquisition.

     SG&A. Selling, general and administrative expenses increased approximately $4.5 million, or approximately 3%, to $163.2 million for the nine months ended October 26, 2002, from $158.7 million for the nine months ended October 27, 2001. The increase in selling, general and administrative expenses as compared to prior year was due to additional advertising and promotion support for new product launches and higher incentive compensation costs. This increase was partially offset by reduced expenses from management initiatives, including the restructuring of certain international operations and reduction of overhead expenses, as well as the effects of favorable foreign currency rates. As a percentage of net sales, selling, general and administrative expenses declined to 28.0% for the nine months ended October 26, 2002, as compared with 30.3% in the prior year. The decline in selling, general and administrative expenses as a percentage of net sales reflects the leveraging of our cost structure, improvements due to management initiatives, and the effects of favorable foreign currency rates, partially offset by increased incentive compensation.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $5.5 million to $17.3 million in the nine months ended October 26, 2002, as compared to $22.8 million for the nine months ended October
27, 2001, principally as a result of the adoption of SFAS 142. In adopting SFAS 142, it was concluded that the Elizabeth Arden trademarks are considered indefinite-lived assets and will no longer be amortized. Amortization relating to these trademarks amounted to $4.8 million for the nine months ended October 27, 2001. See "Recently Adopted Accounting Standards."

     Interest Expense. Interest expense, net of interest income, decreased by approximately $2.0 million to $32.3 million for the nine months ended October 26, 2002, as compared to $34.3 million for the nine months ended October
27, 2001. The decrease resulted from a reduction in both average short-term debt outstanding and interest rates paid on that debt.

     Provision for (Benefit from) Income Taxes. The provision for income taxes was approximately $9.5 million for the nine months ended October 26, 2002, as compared with the benefit from income taxes of $6.4 million for the nine months ended October 27, 2001, reflecting higher operating income. The effective tax rate calculated as a percentage of income (loss) before income taxes for the nine months ended October 26, 2002 and October 27, 2001 was 34.9% and 37.5%, respectively.

     Net Income (Loss). Net income increased approximately $28.3 million, or 265.5%, to income of $17.7 million for the nine months ended October 26, 2002 as compared with a loss of $10.7 million in the prior year period. The increase was a result of higher net sales and gross profit and lower depreciation and amortization, partially offset by higher selling, general and administrative expenses.

     Accretion and Dividend on Preferred Stock. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, of $2.8 million for the nine months ended October 26, 2002 and $2.5 million for the nine months ended October 27, 2001, represents accretion on the fair value of, and the imputed dividends on, the Series D convertible preferred stock issued to Unilever as part of the purchase price for the acquisition of the Elizabeth Arden business. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

     Net Income (Loss) Attributable to Common Shareholders. Net income attributable to common shareholders increased by approximately $28.1 million, or 213.3%, to income of $14.9 million for the nine months ended October 26, 2002 as compared with a loss of $13.2 million for the nine months ended October 27, 2001.

     EBITDA. EBITDA (income from operations, plus depreciation and amortization) increased approximately $36.5 million, or 91%, to $76.5 for the nine months ended October 26, 2002, as compared to income of $40.1 million for the nine months ended October 27, 2001. The increase in EBITDA was the result of higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

FINANCIAL CONDITION

     For the nine months ended October 26, 2002, net cash used in operating activities totaled $110.8 million compared with $84.3 million of net cash used in operating activities for the nine months ended October 27, 2001.
Seasonal increases in our working capital requirements more than offset incremental cash flow from improved operating performance. In January 2001, we acquired certain assets of the Elizabeth Arden business, and the operating cash flows for the nine months ended October 27, 2001 reflect the build-up of receivables and payables related to operating the business, as receivables and payables were not included in the acquired assets. Accounts receivable of $285.4 million as of October 26, 2002 exceeded accounts receivable of $230.4 million as of October 27, 2001 due to higher sales. At October 26, 2002, inventories were $13.9 million lower than at October 27, 2001, reflecting both a reduction in "high cost" Arden inventory and management initiatives undertaken to reduce inventory levels.

     Net cash used in investing activities totaled $6.5 million for the nine months ended October 26, 2002 compared to $7.5 million for the nine months ended October 27, 2001, resulting from reduced capital expenditures. Net cash provided by financing activities was $115.5 million for the nine months ended October 26, 2002 compared to $118.9 million in the prior year. The decrease for the nine months ended October 27, 2001 reflects the receipt by the Company in the prior year period of proceeds from the exercise of stock purchase warrants.

     We have a credit facility with a syndicate of banks, for which Fleet National Bank is administrative agent, which provides borrowings of up to $175 million on a revolving basis with a $25 million sub limit for letters of credit. Borrowings under the credit facility are limited to eligible accounts receivable and inventories and are collateralized by a first priority lien on our total U.S. accounts receivable and inventory. On March 13, 2002, as a result of weaker than expected performance in fiscal 2002, we entered into an amendment of our credit facility with the bank group. The amendment included the bank group's waiver of non-compliance with certain financial ratios for the fourth quarter of fiscal 2002, in particular the debt to EBITDA ratio and the EBITDA to net interest expense ratio, and modifications of related covenant levels for each quarter of fiscal 2003 and the first three quarters of fiscal 2004. The amendment also modified selected additional sections of the credit facility. We have been in compliance with the revised covenants of the credit facility for each of the three quarters of the current fiscal year. At October 26, 2002, we had an outstanding balance under the credit facility of $125.0 million, and the remaining availability, based upon eligible receivables and inventories as of that date, was approximately $50.0 million. At October 27, 2001, we had an outstanding balance under the credit facility of approximately $133.6 million. We believe that cash from operations and the availability under our credit facility should be adequate to support currently planned business operations and capital expenditures. If our actual operating results deviate from our projections, however, we may not remain in compliance with the covenants of the credit facility and would not be allowed to borrow under the credit
facility.   In the event that we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There can be no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     Effective February 1, 2002, we adopted Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer," which codified and reconciled EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, we classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the nine months ended October 27, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 on this issue had no impact on operating income; however, for the three months ended October 26, 2002 and October 27, 2001, gross profit decreased by approximately $7.3 and $12.8 million, respectively, offset by an equal decrease in selling, general and administrative expenses. For the nine months ended October 26, 2002 and October 27, 2001, gross profit decreased by approximately $22.8 and $30.2 million respectively, offset by an equal decrease in selling, general and administrative expenses.

     EITF 01-09 also codified and reconciled EITF No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. Upon adoption of this pronouncement, we classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the nine months ended October 27, 2001 were reclassified to reflect the adoption of EITF 01-09. The adoption of EITF 01-09 on this issue had no impact on operating loss; however, for the three months ended October 26, 2002 and October 27, 2001, gross profit decreased by approximately $17.0 and $16.8 million, respectively, offset by an equal decrease in selling, general and administrative expenses. The adoption of EITF 01-09 had no impact on operating income. For the nine months ended October 26, 2002 and October 27, 2001, gross profit decreased by approximately $44.4 and $48.2 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

     Effective February 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 141" and "SFAS No. 142," respectively). These standards establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.


     Our intangible assets generally consist of exclusive brand licenses and trademarks. We do not carry any goodwill. We evaluated which of our intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks have indefinite useful lives. Thus, we ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, we completed our transitional impairment testing of this asset. That effort and assessments of this asset with the assistance of a third party valuation firm indicated that no impairment adjustment was required. On a pro forma basis, if SFAS 142 had been adopted for the third quarter of fiscal 2002, net income attributable to common shareholders would have been $1.6 million higher for the three months ended October 27, 2001, and net loss would have been $4.8 million lower for the nine months ended October 27, 2001.

     Effective February 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on our financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Financial Accounting Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3 a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 will be effective for us for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. As of October 26, 2002, we had $125 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions to mitigate interest rate risk as most of our debt bears a fixed rate.

     Foreign Currency Risk. We conduct our business in various regions of the world and export and import products to and from several countries. Approximately 30% of our sales are derived internationally in a variety of currencies, principally the Euro, British pound, U.S. dollar and Australian dollar. With respect to our international operations, our cost of sales is denominated in U.S. dollars and local currency, and selling, general and administrative expenses are typically denominated in local currency. Currently, substantially all of our skin care products are produced in the United States. Fluctuations in currency rates could adversely affect our product prices, margins and operating costs as well as our reported results.
A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated, particularly the U.S. dollar, may decrease our cash flow and profits. Changes in currency rates favorably impacted our results of operations by approximately $3.5 million pre-tax for the nine months ended October 26, 2002. There can be no assurance that this trend will continue.

     In the past, we have engaged in currency hedging operations, primarily forward exchange contracts, to reduce the exposure of our cash flows to fluctuations in currency rates, we did not have any open contracts as of October 26, 2002. The impact of foreign currency hedging activities was not material to our results in fiscal 2002. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

     The Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rule 13(a) - 14(c) and of the Securities Exchange Act of 1934) within 90 days of the filing of this report. Based upon such evaluation, they have concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.


     There were no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the evaluation by the principal executive officer and principals financial officer.

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

   3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.3 filed as part of the Company's Form 10-Q for the three months ended October 31, 2000 (Commission File No. 1-
          6370)).

   3.1 Indenture, dated as of May 13, 1997, between the Company and HSBC Bank USA (formerly Marine Midland Bank), as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated May 13, 1997 (Commission File No. 1-6370)).

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

Exhibit
Number                               Description
-------   -------------------------------------------------------------------
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

  10.1 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit E filed as a part of the Company's Proxy Statement on December 12, 2000 (Commission File No. 1-6370)).

  10.2 Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit F filed as a part of the Company's Proxy Statement on December 12, 2000 (Commission File No. 1-6370)).

  10.3    Amended 1995 Stock Option Plan (incorporated herein by reference to
          Exhibit 4.12 filed as a part of the Company's Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

  10.4 Asset Purchase Agreement, dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q for the three months ended October 31, 2000 (Commission File No. 1-6370)).

  10.5 Amendment dated as of December 11, 2000 to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 2.2 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

  10.6 Second Amendment dated as of January 23, 2001 to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 2.3 filed as part of the Company's Form 8-K dated February 7, 2001
          (Commission File No. 1-6370)).

  10.7 Third Amendment dated as of February 7, 2001, to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.11 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

  10.8 Fourth Amendment dated as of February 21, 2001, to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.12 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

  10.9 Fifth Amendment dated as of April 19, 2001, to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended January 31, 2001 (Commission File No. 1-6370)).

  10.10 Sixth Amendment dated as of July 13, 2001, to the Asset Purchase Agreement dated as of October 30, 2000, between the Company and Conopco, Inc. (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-Q for the three months ended July 28, 2001 (Commission File No. 1-6370)).

Exhibit
Number                               Description
-------   -------------------------------------------------------------------
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

(b)   Reports on Form 8-K.

      A current report on Form 8-K dated September 4, 2002 was filed on September 6, 2002, reporting the issuance of a news release to (i) report the operating results for the Company's second quarter ended July 27, 2002, and
(ii) provide sales and EBITDA (earnings before interest, taxes, depreciation and amortization) guidance for the remainder of fiscal year 2003 under Item 5. Other events and Regulation FD Disclosure and attaching the press release dated September 4, 2002.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELIZABETH ARDEN, INC.



Date: December 6, 2002                  /s/ E. Scott Beattie
                                        --------------------
                                        E. Scott Beattie
                                        Chairman, President, Chief Executive
                                         Officer and Director
                                        (Principal Executive Officer)



Date: December 6, 2002                  /s/ Stephen J. Smith
                                        --------------------
                                        Stephen J. Smith
                                        Executive Vice President and
                                         Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 6, 2002

                                       /s/ E. Scott Beattie
                                       --------------------
                                       E. Scott Beattie
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 6, 2002


                                        /s/ Stephen J. Smith
                                        --------------------
                                        Stephen J. Smith
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)