Form 10-K
period 2003-01-31
ELIZABETH ARDEN INC
filed 2003-05-01
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6370

Elizabeth Arden, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0914138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14100 N.W. 60th Avenue

Miami Lakes, Florida 33014

(Address of principal executive offices)

(305) 818-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                None

Securities registered pursuant to Section 12(g) of the Act:                Common Stock, $.01Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $175 million based on the closing price of the Common Stock on the NASDAQ National Market of $12.33 per share on July 26,2002, the last business day of the registrant’s most recently completed second fiscal quarter and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of April 25, 2003, the registrant had 18,911,803 shares of Common Stock outstanding.

Documents Incorporated by Reference

Part III—Portions of the Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be held on June 25, 2003.

Elizabeth Arden, Inc.

FORM 10-K

IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ELIZABETH ARDEN, INC., IS HEREBY PROVIDING CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS (AS DEFINED IN SUCH ACT) MADE IN THIS ANNUAL REPORT ON FORM 10-K, WITH THE EXCEPTION OF ITEM 8. ANY STATEMENTS THAT ARE NOT HISTORICAL FACTS AND THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO, EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES SUCH AS “WILL LIKELY RESULT,” “ARE EXPECTED TO,” “WILL CONTINUE,” “IS ANTICIPATED,” “ESTIMATED,” “INTENDS,” “PLANS” AND “PROJECTION”) ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING AND MAY INVOLVE ESTIMATES AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, ANY SUCH STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO, AND ARE ACCOMPANIED BY, THE FOLLOWING KEY FACTORS THAT HAVE A DIRECT BEARING ON OUR RESULTS OF OPERATIONS: OUR SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE OBLIGATIONS; OUR ABILITY TO SUCCESSFULLY AND COST-EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES OR NEW BRANDS; OUR ABSENCE OF CONTRACTS WITH CUSTOMERS OR SUPPLIERS AND OUR ABILITY TO MAINTAIN AND DEVELOP RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS; INTERNATIONAL AND DOMESTIC ECONOMIC AND BUSINESS CHANGES THAT COULD IMPACT CONSUMER CONFIDENCE; OUR CUSTOMERS’ FINANCIAL CONDITION; OUR ABILITY TO ACCESS CAPITAL FOR ACQUISITIONS; THE ASSUMPTIONS UNDERLYING OUR CRITICAL ACCOUNTING ESTIMATES; THE RETENTION AND AVAILABILITY OF KEY PERSONNEL; CHANGES IN THE RETAIL, FRAGRANCE AND COSMETIC INDUSTRIES; OUR ABILITY TO LAUNCH NEW PRODUCTS AND IMPLEMENT OUR GROWTH STRATEGY; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; CHANGES IN PRODUCT MIX TO LESS PROFITABLE PRODUCTS; RISKS OF INTERNATIONAL OPERATIONS, INCLUDING FOREIGN CURRENCY FLUCTUATIONS; ECONOMIC AND POLITICAL CONSEQUENCES OF TERRORIST ATTACKS AND POLITICAL INSTABILITY IN CERTAIN REGIONS OF THE WORLD, INCLUDING THE WAR IN IRAQ; DISEASES AFFECTING CUSTOMER PURCHASING PATTERNS INCLUDING SEVERE ACUTE RESPIRATORY SYNDROME (SARS); DELAYS IN SHIPMENTS, INVENTORY SHORTAGES AND HIGHER COSTS OF PRODUCTION DUE TO INTERRUPTION OF OPERATIONS AT KEY MANUFACTURING OR FULFILLMENT FACILITIES THAT, AFTER CONSOLIDATIONS OF MANUFACTURING AND FULFILLMENT LOCATIONS, MANUFACTURE OR PROVIDE LOGISTIC SERVICES FOR THE MAJORITY OF OUR SUPPLY OF CERTAIN PRODUCTS; CHANGES IN THE LEGAL, REGULATORY AND POLITICAL ENVIRONMENT THAT IMPACT, OR WILL IMPACT, OUR BUSINESS, INCLUDING CHANGES TO CUSTOMS OR TRADE REGULATIONS OR ACCOUNTING STANDARDS; LEGAL AND REGULATORY PROCEEDINGS THAT AFFECT, OR WILL AFFECT, OUR BUSINESS; AND OTHER RISKS AND UNCERTAINTIES. WE CAUTION THAT THE FACTORS DESCRIBED HEREIN COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS WE MAKE AND THAT INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHER, ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE, AND WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES. NEW FACTORS EMERGE FROM TIME TO TIME, AND IT IS NOT POSSIBLE FOR US TO PREDICT ALL OF SUCH FACTORS FURTHER, WE CANNOT ASSESS THE IMPACT OF EACH SUCH FACTOR ON OUR RESULTS OF OPERATIONS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1.    BUSINESS

General

Elizabeth Arden, Inc., a corporation established in Florida in 1960, is a leading global prestige fragrance and beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. We market over 80 owned or licensed prestige fragrance brands, including Elizabeth Arden’s Red Door, 5th Avenue, Elizabeth Arden green tea, Sunflowers and the recently launched ardenbeauty; Elizabeth Taylor’s White Diamonds, Passion and the recently launched Forever Elizabeth; White Shoulders; Halston, Halston Z-14 and Unbound; Geoffrey Beene’s Grey Flannel; PS Fine Cologne for Men; Design; and Wings. Our skin care brands include Ceramides, Eight Hour Cream and First Defense, and our cosmetics products include Elizabeth Arden brand lipstick, foundation and other color cosmetics products. In addition to our owned or licensed fragrance brands, we distribute more than 150 additional prestige fragrance brands in the United States.

We sell our prestige beauty products in more than 50,000 separate retail locations in the United States and internationally, including department stores such as Dillard’s, The May Company, Federated Department Stores, JCPenney, Belk and Nordstrom; mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens and CVS; and international retailers such as Boots, Debenhams, Marionnaud and Sephora. In the United States, we sell our skin care and cosmetics products primarily in prestige department stores and our fragrances in prestige department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products in approximately 90 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets such as duty free shops and airport boutiques. For the fiscal year ended January 31, 2003, approximately $509 million, or 68%, and approximately $243 million, or 32%, of our net sales were derived from customers in the United States and internationally, respectively. For the fiscal year ended January 31, 2002, approximately $465 million, or 70%, and approximately $203 million, or 30%, of our net sales were derived from customers in the United States and internationally, respectively. For the fiscal year ended January 31, 2001, approximately $369 million, or 99%, and approximately $4 million, or 1%, of our net sales were derived from customers in the United States and internationally, respectively. Our three largest foreign countries in terms of net sales during fiscal 2003 were the United Kingdom, with approximately $35 million, Canada, with approximately $19 million, and Spain, with approximately $16 million. Our three largest foreign countries in terms of net sales during fiscal 2002 were the United Kingdom, with approximately $35 million, Italy, with approximately $15 million and Canada, with approximately $14 million. Our international sales during fiscal 2001 were not material.

We offer our retail customers in the United States a broad portfolio of prestige beauty brands coupled with marketing and merchandising services that significantly enhance our customers’ sell-through of the products we sell them. We distinguish ourselves by tailoring the marketing, promotion, size and packaging of our prestige fragrances to appeal to a wide range of consumers. This tailoring uniquely allows us to sell the same brand in prestige department stores and mass retailers while maintaining its prestige image. We also provide many of our mass retailers in the United States additional valuable services, including category and inventory management and fulfillment services that our competitors do not typically offer. We believe that our breadth of products and level of services have enabled us to gain a leading share of the mass and retail prestige fragrance markets in the United States and to become an important and valued supplier for our customers. For example, we have been named by JCPenney as Supplier of the Year for four consecutive years and awarded the “Supplier Award of Excellence” by Wal-Mart for the fourth quarter of calendar year 2002 in the cosmetic, fragrance, skincare and bath and body category.

On January 23, 2001, we acquired the Elizabeth Arden business, including the Elizabeth Arden line of fragrance, skin care and cosmetic brands, the license for the Elizabeth Taylor fragrance brands and the White Shoulders fragrance brand, from affiliates of Unilever N.V. Following the acquisition, we changed our name from French Fragrances, Inc. to Elizabeth Arden, Inc. As a result of this acquisition, our sales almost doubled from approximately $373 million in fiscal 2001 to approximately $668 million in fiscal 2002, and our international sales also increased significantly from approximately $4 million in fiscal 2001 to approximately $203 million in fiscal 2002. Prior to this acquisition, we were involved primarily in the marketing and sales of prestige fragrance products in the United States, and international sales were not material. Net sales grew from approximately $303 million in fiscal 1999 to approximately $373 million in fiscal 2001, largely as a result of the increased selection of products offered due to brand acquisitions and new supplier relationships and increased services provided to our retail customers.

Our principal executive offices are located at 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014, telephone (305) 818-8000. We maintain a website with the address of www.elizabetharden.com. We are not including information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Business Strategy

Enhance Brand Performance.    We believe significant opportunities exist to increase the sales and profitability of our brands by reinvesting in the highly recognized Elizabeth Arden brand name. In fiscal 2003, we launched the “Open for Beauty” brand image campaign for Elizabeth Arden, featuring our global spokesperson, Catherine Zeta-Jones, and our classic Red Door symbol. We believe this campaign will reinforce the Elizabeth Arden brand heritage and contemporize the Elizabeth Arden brand globally. To capitalize on our brand recognition, we plan to increase our advertising and utilize our spokesperson to promote our core product lines, such as Elizabeth Arden Red Door, Elizabeth Arden green tea and the recently launched ardenbeauty fragrances, as well as our skin care and color lines. We also introduced a new Elizabeth Taylor fragrance, Forever Elizabeth, last year to capitalize on the strength of the Elizabeth Taylor brand name. During the current fiscal year, we are planning the launch of a new Elizabeth Arden Fragrance, and a new Elizabeth Taylor fragrance, Gardenia, as well as a relaunch of Elizabeth Arden green tea and several new skin care and color products.

Grow the Prestige Fragrance Category with our Retail Partners.    We intend to increase the sales volume of our products and strengthen our relationships with our customers by continuing to develop innovative programs to help our customers maximize sales of our products. For example, in 2001, certain of our U.S. and Canadian mass retail partners began using our innovative “open sell” packaging system. We designed this system to allow retailers to display fragrances on open counters and shelves rather than in locked cases, thereby giving consumers easier access to our products. Our “open sell” program has significantly increased sales of our products at these retailers, and we have rolled out the program to more than 4,500 mass retail doors. We believe that the “open sell” program and other merchandising innovations, such as our designer collectibles program, in which we sell small and travel sizes of prestige fragrances to certain U.S. mass retail accounts, will continue to drive sales growth for our retail customers.

Improve Business and Working Capital Efficiencies.    The acquisition of the Elizabeth Arden business significantly increased the scale of our international operations and continues to provide opportunities to improve operating efficiency by leveraging a larger sales and distribution platform. As we acquire additional prestige brands to sell in our international markets, we expect to further leverage that infrastructure and increase our profitability. We also continue to pursue additional business efficiencies throughout the company, particularly in the logistics, supply chain and information technology areas. Finally, cash flow from operations should increase as we improve our working capital efficiencies.

Expand Selection of Distributed Fragrance Brands.    We also intend to continue to develop our distribution business by increasing the number of prestige fragrance brands that we distribute. Our extensive distribution platform, our strong reputation with our retail customers and our relationships with leading fragrance houses provide us with opportunities to expand our line of distributed brands. We believe that increasing our line of distributed brands also further leverages our existing infrastructure and makes us a more attractive source of supply for our customers.

Acquire Control of Additional Prestige Fragrance Brands.    We intend to continue to opportunistically acquire control of additional prestige brands that enjoy established consumer loyalty and will complement our brand portfolio. We previously served as a distributor for several of the brands that we have acquired, including the brands acquired with the Elizabeth Arden business. We believe that our familiarity with our many distributed brands, along with our strong market presence, positions us to acquire these brands and integrate them seamlessly into our operations. The acquisition of brands enables us to leverage our logistics and sales infrastructure globally, generate higher gross margins and increase overall profitability. In January 2003, we acquired the trademarks for the Wings prestige brand, which we were previously marketing in the United States under a license from Giorgio Beverly Hills. This acquisition will allow us to sell this brand internationally. While we continuously review acquisition opportunities for prestige fragrance brands, we have no commitments or agreements for any acquisitions at this time.

Products

Fragrance.    We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, body spray and gift sets. Each fragrance is sold in a variety of sizes and packaging arrangements. In addition, each fragrance line may be complemented by bath and body products, such as soaps, deodorants, body lotions, gels, creams and dusting powder that are based on the particular fragrance. We tailor the size and packaging of the fragrance to suit the particular target customer. Our fragrance products generally retail at prices ranging from $12 to $100, depending on the size and type of the product.

Our owned and licensed fragrance brands include the Elizabeth Arden brands, such as Elizabeth Arden’s Red Door, 5th Avenue, Sunflowers, Elizabeth Arden green tea and the recently launched ardenbeauty; the Elizabeth Taylor brands, such as White Diamonds, Passion and Forever Elizabeth; White Shoulders; the Halston brands such as Halston, Halston Z-14 and Unbound; Geoffrey Beene’s Grey Flannel; and other brands including PS Fine Cologne for Men, Design and Wings. In addition to the over 80 brands we own and license, we also distribute more than 150 fragrances under brands manufactured by others, principally to mass retailers. For the year ended January 31, 2003, net sales of fragrance and ancillary products amounted to $579.0 million, or approximately 77%, of our net sales. For the year ended January 31, 2002, net sales of fragrance and ancillary products amounted to $505.3 million, or approximately 76%, of our net sales. Net sales of fragrance and ancillary products accounted for substantially all of our net sales during prior fiscal year periods.

Skin care.    Our skin care lines include a broad range of products for both men and women, such as moisturizers, creams, lotions, cleansers and sunscreens. We market our skin care products under the Elizabeth Arden brand name, including products such as Ceramides, Eight Hour Cream and First Defense. We sell skin care products internationally and in the United States primarily in prestige department stores and, to a lesser extent, through independently owned and operated Elizabeth Arden Red Door salons and stores. Our skin care products generally retail at prices ranging from $15 to $60. We frequently market skin care products with samples or gifts. Skin care products accounted for $110.8 million, or approximately 15%, of our net sales for the fiscal year ended January 31, 2003. Skin care products accounted for $104.3 million, or approximately 16%, of our net sales for the fiscal year ended January 31, 2002.

Cosmetics.    Under the Elizabeth Arden name, we offer a variety of cosmetics, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. We sell our cosmetics internationally and in the United States primarily in department stores and, to a lesser extent, through independently owned and operated Elizabeth Arden salons and stores. Our cosmetics products generally retail at prices ranging from $10 to $30. Cosmetics accounted for $62.2 million, or approximately 8%, of our net sales for the year ended January 31, 2003. Cosmetics accounted for $58.5 million, or approximately 8%, of our net sales for the year ended January 31, 2002.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance and skin care brands, including Elizabeth Arden’s Red Door, 5th Avenue, Sunflowers, ardenbeauty, Visible Difference and Millenium, Halston Z-14, PS Fine Cologne for Men, Design and Wings. We have registered these trademarks, or have applications pending, in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We also are the exclusive worldwide trademark licensee for both the Elizabeth Taylor fragrance brands (including White Diamonds, Forever Elizabeth and Elizabeth Taylor Passion) and the Geoffrey Beene fragrance brands (including Grey Flannel). The Taylor license agreement terminates on October 1, 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Beene license terminates in March 2025 and is automatically renewable for additional 10-year terms.

We also have the right, under various exclusive distributor and license agreements, to distribute other fragrances in various territories and to use the registered trademarks of third parties in connection with the sale of these products.

A number of our skin care and cosmetic products incorporate patented or patent-pending formulations. In addition, several of our packaging methods, components and products are covered by design patents, patent applications and copyrights. As part of the acquisition of the Elizabeth Arden business, we entered into non-exclusive cross-license agreements regarding certain of these patents with Unilever. Substantially all of our trademarks and all of our patents are held by us or by two of our United States subsidiaries.

Sales and Distribution

We sell our prestige beauty products to more than 50,000 separate retail locations, including department stores such as Dillard’s, The May Company, Federated Department Stores, JCPenney, Belk and Nordstrom; mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens and CVS; and international retailers such as Boots, Debenhams, Marionnaud and Sephora. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in the United States primarily in department stores. We also sell our Elizabeth Arden fragrances, skin care and cosmetic products in approximately 90 other countries worldwide through perfumeries, pharmacies, department stores, specialty retailers, “duty free” shops and other retail shops and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through selected local distributors under contractual arrangements. We manage our international operations from offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in the Elizabeth Arden and Red Door beauty salons, which are owned and operated by an unrelated third party. In addition to the sales price of the products sold to the operator of these salons, we receive a licensing fee based on the net sales from each of the salons for the use of the “Elizabeth Arden” or “Red Door” name.

Our sales staff and marketing support personnel are organized by customer account based upon type and location of the customers. Our sales force routinely visits retailers to assist in the merchandising, layout and stocking of selling areas. For many of our mass retailers in the United

States and Canada, we sell basic products in hard plastic clam packs that deter theft and permit the products to be sold in open displays. This “open sell” program has been rolled out to more than 4,500 retail doors. In addition, our fulfillment capabilities enable us to reliably process, assemble and ship small orders on a timely basis. We use this ability to assist our customers in their retail distribution through “drop shipping” directly to their stores and by fulfilling their sales of beauty products over the Internet. We maintain sufficient quantities of inventory of our owned, licensed and distributed brands to meet customers’ rapid delivery requirements. We also ship our products directly to consumers for several of our customers’ web-based operations, including Walmart.com and JCPenney.com. Sales to Internet retailers are not material to our results of operations.

As is customary in the beauty industry, we do not generally have long-term or exclusive contracts with any of our retail customers. Sales to customers are generally made pursuant to purchase orders. We believe that our continuing relationships with our customers are based upon our ability to provide a wide selection and reliable source of prestige beauty products, our expertise in marketing and new product introduction, and our ability to provide value-added services, including our category management services, to U.S. mass retailers.

Our ten largest customers accounted for approximately 41% of net sales for the year ended January 31, 2003. The only customer who accounted for more than 10% of our net sales during that period was Wal-Mart, which, on a global basis, accounted for approximately 13% of our net sales. The loss of, or a significant adverse change in, our relationship with any of our largest customers could have a material adverse effect on our business, prospects, result of operations or financial condition.

The industry practice for businesses that market beauty products has been to grant certain department stores, subject to the seller’s authorization and approval, the right to either return merchandise or to receive a markdown allowance for certain promotional product. We establish estimated return reserves and markdown allowances at the time of sale based upon historical and projected experience, economic trends and changes in customer demand. Our reserves and allowances are reviewed and updated as needed during the year, and additions to these reserves and allowances may be required. Additions to our reserves and allowances may have a negative impact on our financial results. We have a dedicated sales organization to sell returned products.

Marketing

Our marketing approach emphasizes a consistent global image for our brands, and each of our fragrance, skin care and cosmetics products is distinctively positioned and is marketed with consistent logos and packaging. We use print, television and radio advertising, as well as point-of-sale merchandising, including displays and sampling.

In fiscal 2003, we launched a brand image campaign for Elizabeth Arden, “Open for Beauty,” featuring our new global spokesperson, Catherine Zeta-Jones, and our classic Red Door symbol. This campaign is intended to reinforce the Elizabeth Arden brand heritage and contemporize the Elizabeth Arden brand globally. To capitalize on this brand repositioning, we are utilizing our spokesperson to promote our core product franchises, such as our Signature skin care line, color cosmetics as well as fragrances. We also introduced a new Elizabeth Taylor fragrance, Forever Elizabeth, to capitalize on the strength of the Elizabeth Taylor brand name. In addition, we introduced several new skin care and color items, including two new Ceramides products, Peel and Reveal Revitalization Treatment and Eight Hour Cream Lip Tints, and updated our cosmetics line internationally during fiscal 2003. During fiscal 2002, we introduced a number of brand extensions such as Brilliant White Diamonds and Iced Green Tea, as well as launching Unbound for Women, a new Halston fragrance, in select department stores. New product introduction is an important element in attracting consumers to our brands and in creating brand excitement with our retail customers. Our marketing personnel work closely with customers to develop new products and extensions of our well-established brands. Product development costs have not been material during the last three fiscal years.

Our marketing efforts also benefit from cooperative advertising programs with our retailers, often linked with particular promotions. In our department store accounts, we periodically promote our brands with “gift with purchase” and “purchase with purchase” programs. At in-store counters, sales representatives offer personal demonstrations to market individual products. We also engage in extensive sampling programs.

With many of our retail customers, we also provide very extensive marketing services. Our marketing personnel often design model schematic planograms for the customer’s fragrance department, identify trends in consumer preferences and adapt the product assortment to these trends, conduct training programs for the customer’s sales personnel and manage in-store “special events.” Our marketing personnel also work to design gift sets tailored to the customer’s needs. For certain customers, we provide comprehensive sales analysis and active management of the prestige fragrance category. We believe these services distinguish us from our competitors and contribute to customer loyalty.

Seasonality

Our operations have historically been seasonal, with higher sales occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2003, approximately 64% of our net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

Manufacturing and Supply Chain

We use third-party contract manufacturers in the United States and Europe to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our owned and licensed brands. In order to transition the manufacture of the brands acquired as part of the Elizabeth Arden business, we entered into manufacturing agreements with affiliates of Unilever to manufacture certain of our products for a limited period of time. Under a manufacturing agreement for Unilever’s Las Piedras, Puerto Rico plant, Unilever manufactured for us the Elizabeth Arden and Elizabeth Taylor fragrance products until December 31, 2002. Currently, these products are manufactured in the United States by Cosmetic Essence, Inc., an unrelated third party, under a manufacturing agreement that expires on January 31, 2007. Pricing is based on a unit price. Our Elizabeth Arden skin care and cosmetic products are manufactured largely out of a manufacturing plant in Roanoke, Virginia, which until July 2001 was owned by Unilever. In July 2001, Cosmetic Essence, Inc. acquired this plant, and we entered into a contract expiring on January 31, 2007 to continue this manufacturing. Pricing is based on fixed and variable costs to be established annually. We also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

Except for the Cosmetic Essence, Inc. manufacturing agreements, as is customary in our industry, we generally do not have long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 27% of our cost of sales for fiscal 2003. The loss of, or a significant adverse change in our relationship with any of our key fragrance manufacturers or suppliers of distributed fragrance brands could have a material adverse effect on our business, prospects, results of operations or financial condition.

Management Information Systems

Our key management information systems consist of:

•	accounting, forecasting, purchasing and order-entry software systems;

•	electronic data interchange systems, which allow our customers to order products electronically from us and to be invoiced electronically for those orders; and

•	warehouse management systems, which assist us in facilitating and managing the receipt and shipment of products.

As a whole, these management information systems provide on-line, real-time information for our sales, purchasing, warehouse and financial departments. Our information systems form the basis of a number of the value-added services that we provide to our customers, including vendor managed inventory, inventory replenishment, customer billing, sales analysis, products’ availability and pricing information, and expedited order processing. Our information systems also support our customers’ retail sales over the Internet. We manage our information technology infrastructure under various outsourcing agreements with unrelated third-party providers.

Competition

The beauty industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and delivery, and level of brand support and in-store customer support. We compete with a number of manufacturers and marketers of beauty products, some of which have substantially more resources than we do.

We believe that we compete primarily on the basis of product recognition, quality, performance, price, and our emphasis on providing value-added customer services, including category management services, to certain retailers. There are products that are better known and more popular than the products manufactured or supplied by us. Many of our competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than we do, as well as have greater name recognition and the ability to develop and market products similar to and competitive with those manufactured by us.

Employees

As of April 15, 2003, we had approximately 1,800 full-time employees and approximately 350 part-time employees in the United States and 17 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of April 15, 2003 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	44	Chairman and Chief Executive Officer
Paul F. West	53	President and Chief Operating Officer
Stephen J. Smith	43	Executive Vice President and Chief Financial Officer
Ronald L. Rolleston	47	Executive Vice President, Global Marketing
Joel B. Ronkin	35	Senior Vice President and Chief Administrative Officer

Each of our executive officers holds office for such terms as may be determined by our board of directors.

Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of the Board of Directors since April 2000, as our Chief Executive Officer since March 1998 and as a director of the company (including the predecessor fragrance company) since November 1995. Mr. Beattie served as our President from April 1997 to March 2003, as our Chief Operating Officer from April 1997 to March 1998, and as our Vice Chairman of the Board of Directors and Assistant Secretary from November 1995 to April 1997. Mr. Beattie served as Executive Vice President of Bedford Capital Corporation, a Toronto, Canada-based merchant banking firm, from March 1995 to March 1998. Mr. Beattie is a director of Bedford Capital Corporation. Mr. Beattie is also a director of The Cosmetic, Toiletry & Fragrance Association and a member of the advisory board of the Ivey Business School.

Paul F. West has served as our President and Chief Operating Officer since March 2003, and as our Executive Vice President and Chief Operating Officer from November 2000 until March 2003, as our Executive Vice President, Sales Management and Planning from March 2000 through November 2000, and as our Senior Vice President, Sales Management and Planning from April 1998 through March 2000. Prior to joining the company, Mr. West worked in various management capacities for divisions of Unilever N.V., including Chesebrough Ponds, Inc. and the Elizabeth Arden Company, where he served as Chief Financial Officer from September 1989 to May 1996.

Stephen J. Smith has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

Ronald L. Rolleston has served as our Executive Vice President, Global Marketing since April 2003, as our Executive Vice President, Global Marketing and Prestige Sales since February 2002, as our Senior Vice President, Global Marketing from February 2001 through January 2002, and as our Senior Vice President, Prestige Sales from the time he joined us in March 1999 through January 2001. Mr. Rolleston served as President of Paul Sebastian, Inc., a fragrance manufacturer, from September 1997 until January 1999. Mr. Rolleston served as the General Manager of Europe for the Calvin Klein Cosmetics Company from May 1990 to September 1994, and as Executive Vice President of Global Marketing of the Elizabeth Arden Company from January 1995 to March 1997.

Joel B. Ronkin has served as our Senior Vice President and Chief Administrative Officer since February 2001 and as our Vice President, Associate General Counsel and Assistant Secretary from the time he joined us in March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 until June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

ITEM 2.    PROPERTIES

United States.    Our corporate headquarters, which also serves as one of our principal distribution facilities in the United States, is located in Miami Lakes, Florida, in a building we own on a tract of land comprising approximately 13 acres. The Miami Lakes facility contains approximately 200,000 square feet of distribution and warehouse space and approximately 30,000 square feet of office space. In 1996, we issued a mortgage on the Miami Lakes facility in the amount of $6 million, which matures in July 2004.

In connection with the acquisition of the Elizabeth Arden business, we assumed a lease for a 265,000 square foot distribution facility located in Roanoke, Virginia and a lease for 62,000 square feet of general office space in Stamford, Connecticut. In May 2001, we extended the lease on the Stamford offices through October 2011. In January 2003, the landlord of the Roanoke distribution facility commenced construction of a 134,000 square foot addition to the facility, which is expected to be completed in July 2003, and we extended the lease for the entire 399,000 square foot building through June 2013.

In March 2001, we entered into a lease for general offices for our Elizabeth Arden marketing operations in New York City whose term expires in April 2016. We also entered into leases in 2001 for an auxiliary 76,000 square foot warehouse in Miami whose term expires in July 2003. In addition, in 2002, we entered into a lease for a 76,000 square foot warehouse in Roanoke to coordinate returns processing whose term expires in February 2004.

International.    Our international operations are headquartered in a leased building in Geneva, Switzerland whose term expires in December 2007. We also lease sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain and the United Kingdom and a small distribution facility in Puerto Rico. We also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products. In June 2002, we transferred our European fulfillment operations from a Unilever operated facility to a facility of an unrelated third party under a logistic services agreement that runs through May 2004, but is automatically renewable for an additional one-year period unless either party gives nine months notice of termination prior to the end of the initial term. In February 2003, we entered into a logistic services agreement with an unrelated third party for fulfillment operations for our Canadian customers. The Canadian logistic services agreement runs through May 2006, but may be terminated by either party upon nine months notice.

ITEM 3.    LEGAL PROCEEDINGS

In December 2000, we were named in a breach of contract action filed in the Ontario, Canada Superior Court of Justice by Adenat, Inc., a Canadian customer of Unilever. The action was filed against a number of Unilever affiliates, our company and several individuals, including officers of Unilever and our company. In August 2001, the plaintiff filed an amended complaint, which removed the individual defendants. The plaintiff claims that Unilever breached contractual obligations owed to the plaintiff and further alleges that we interfered in that relationship. The plaintiff seeks to enjoin the termination of the alleged distribution agreement by Unilever and seeks compensatory damages of Canadian $55 million (approximately US $36 million at January 31, 2003) against each of Unilever and us, plus punitive damages of Canadian $35 million (approximately US $23 million at January 31, 2003). We believe we would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent we incur losses or expenses as a result of actions taken by Unilever or its affiliates. We believe the claims lack merit as to our company, and we are vigorously contesting the matter.

We are also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.    Our common stock, $.01 par value per share, has been traded on the NASDAQ Stock Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low closing prices for our common stock, as reported on the NASDAQ Stock Market for each of our fiscal quarters from February 1, 2001 through January 31, 2003.

Quarter Ended	High	Low
04/27/02	$13.25	$6.70
07/27/02	$17.50	$10.71
10/26/02	$13.28	$9.19
01/31/03	$15.00	$10.46
04/28/01	$18.25	$12.88
07/28/01	$26.37	$17.66
10/27/01	$22.58	$9.50
01/31/02	$16.63	$9.78

Holders.    As of April 18, 2003, there were 456 record holders of our common stock.

Dividends.    We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our bank credit facility prohibits the payment of cash dividends, and the indentures relating to our 10 3/8% Senior Notes Due 2007 and our 11 3/4% Senior Secured Notes Due 2011 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including a fixed charge coverage ratio and a net income test, and certain other covenants. See Notes 8 and 9 to Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Series D Convertible Preferred Stock.    As part of the consideration for the Elizabeth Arden business acquired on January 23, 2001, we issued to an affiliate of Unilever 416,667 shares of Series D convertible preferred stock with an aggregate liquidation value of $50 million. Each share of Series D convertible preferred stock is convertible into 10 shares of our common stock at an initial conversion price of $12.00 per share of common stock. The holder of the Series D convertible preferred stock was entitled to convert up to 33.3% of its shares after January 23, 2002 and up to 66.6% after January 23, 2003 and will be entitled to convert all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation value of Series D convertible preferred stock began to accrue on January 23, 2003 and will be payable, at our option and subject to restrictions on the payment of dividends under our bank credit facility and senior note indentures, in cash or in additional shares of Series D convertible preferred stock, quarterly in arrears, commencing March 15, 2003. In March 2003, we issued to the holder of the Series D convertible preferred stock an additional 5,208 shares of Series D convertible preferred stock as a dividend. We are required to redeem the Series D convertible preferred stock on January 23, 2013 at the aggregate liquidation value of all of the outstanding shares plus accrued and unpaid dividends. See Note 14 to the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

The following table sets forth information concerning common stock of the company authorized for issuance under our compensation plans at January 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,906,442	$11.59	241,638
Equity compensation plans not approved by security holders	—	—	—
Total	3,906,442	$11.59	241,638

ITEM 6.    SELECTED FINANCIAL DATA (in thousands, except per share data)

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Years Ended January 31,
	2003	2002	2001(1)	2000	1999
Selected Statement of Operations Data:
Net sales(3)	$752,041	$668,097	$372,633	$349,083	$303,419
Gross profit(2)(3)	307,413	245,392	96,038	86,746	70,494
Income from operations	68,209	5,863	40,794	44,947	38,684
Net income (loss)	18,150	(29,837)	13,436	15,329	12,006
Accretion and dividend on preferred stock	3,653	3,438	—	—	—
Net income (loss) attributable to common shareholders	14,497	(33,275)	13,436	15,329	12,006
Selected Per Share Data:
Earnings (loss) per common share:
Basic:	$0.82	$(1.92)	$0.99	$1.11	$0.87
Diluted:	$0.78	$(1.92)	$0.87	$0.99	$0.73
Weighted average number of Common shares:
Basic:	17,757	17,309	13,555	13,801	13,775
Diluted:	23,200	17,309	15,620	15,577	16,729
Other Data:
EBITDA(4)	$90,984	$36,497 (5)	$53,818	$55,909	$45,877
Net cash provided by (used in) operating activities	28,620	8,653	26,065	31,971	(36,948)
Net cash used in investing activities	(13,007)	(3,443)	(209,883)	(3,700)	(11,142)
Net cash (used in) provided by financing activities	(9,753)	(6,361)	179,369	(12,239)	46,534

	Years Ended January 31,
	2003	2002	2001	2000	1999
Selected Balance Sheet Data:
Inventories	$200,876	$192,736	$210,497	$129,808	$140,859
Working capital	216,461	190,290	183,494	173,005	157,457
Total assets	627,620	596,765	583,147	309,632	294,708
Short-term debt	2,068	7,700	22,945	—	5,639
Long-term debt, including current portion	320,329	328,433	332,291	176,805	180,021
Convertible, redeemable preferred stock	15,634	11,980	8,542	—	—
Shareholders’ equity	131,844	111,934	134,887	82,287	71,480

(1)	The acquisition of the Elizabeth Arden business was consummated on January 23, 2001. Income statement data for the fiscal year ended January 31, 2001 includes eight days of results from the Elizabeth Arden business.
(2)	Following the Arden acquisition, we reclassified warehouse and shipping expenses in cost of goods sold to conform to the presentation of the Elizabeth Arden business. This reclassification changes gross profit and selling, general and administrative expenses but has no effect on income from operations or net income. The reclassification has been applied to all fiscal years presented.

(3)	Effective February 1, 2002, we adopted Emerging Issues Task Force (“EITF”) No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer,” which codifies and reconciles EITF No. 00-14 “Accounting for Certain Sales Incentives” and EITF No. 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” Therefore, for all fiscal years presented, we have reclassified certain costs from selling, general and administrative expense as reductions to net sales and gross profit. These reclassifications have no impact on income from operations or net income. See Note 3 to the Notes to Consolidated Financial Statements.
(4)	EBITDA is defined as net income plus (less) the provision for (benefit from) income taxes, plus interest expense, plus depreciation and amortization. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly where acquisitions are involved); depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or non- operating factors (such as historical cost). According, as a result of our capital structure and the accounting method used for our acquisitions, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA, may not, however, be comparable in all Add attachment instances to other similar types of measures.

The following is a reconciliation of Net Income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA

	2003	2002	2001	2000	1999
Net income (loss)	$18,150	$(29,837)	$13,436	$15,329	$12,006
Plus (less):
Provision for (benefit from) income taxes	7,059	(9,014)	8,091	10,001	7,686
Interest expense	43,075	44,763	20,167	19,412	18,690
Depreciation and amortization	22,700	30,585	12,124	11,167	7,495

EBITDA	$90,984	$36,497	$53,818	$55,909	$45,877

(5)	EBITDA for fiscal 2002 reflects $20.5 million of lower gross profits due to high cost Elizabeth Arden inventory owned prior to the acquisition and sold during the fiscal year, $10.3 million inventory charge incurred in the second quarter and a $500,000 charge incurred in the fourth quarter for restructuring.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a global prestige fragrances and beauty products company. We sell our products to over 50,000 separate locations worldwide, including in the United States in department stores and mass retailers, as well as internationally in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 230 fragrance brands through brand ownership, brand licensing and distribution arrangements. In addition to the approximately 80 prestige fragrance brands we own and license, we also distribute more than 150 prestige fragrance brands to many retailers primarily in the United States. Our portfolio of owned and licensed fragrance brands includes Elizabeth Arden’s Red Door, 5th Avenue, Elizabeth Arden green tea, Sunflowers and ardenbeauty; Elizabeth Taylor’s White Diamonds, Passion and Forever Elizabeth;

White Shoulders; Geoffrey Beene’s Grey Flannel; Halston, Halston Z-14 and Unbound; PS Fine Cologne for Men; Design; and Wings. Our skin care brands include Elizabeth Arden’s Ceramides, Eight Hour Cream and First Defense. Our cosmetics products include lipstick, foundation and other color cosmetics products under the Elizabeth Arden brand name.

On January 23, 2001, we acquired the Elizabeth Arden business, including certain trademarks and patents for the Elizabeth Arden brands of prestige fragrance, cosmetic and skin care lines, the license for the Elizabeth Taylor fragrance brands and the White Shoulders fragrance brand and related assets and liabilities. Following the acquisition, we changed our name from French Fragrances, Inc. to Elizabeth Arden, Inc. Our results of operations for the fiscal years ended January 31, 2003 and 2002 include the results of the Elizabeth Arden business, while our results for the fiscal year ended January 31, 2001 include eight days of financial results from the Elizabeth Arden business.

As a result of our adoption of Emerging Issues Task Force No. 01-09 on February 1, 2002, we have classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales and have classified amounts paid to retailers for co-op advertising and beauty consultant expenses, which were previously reported within selling, general and administrative expenses, as a reduction of net sales. This reclassification has been done for all fiscal years presented. See “Recently Adopted Accounting Standards.”

The following table sets forth, for the fiscal years indicated, certain information relating to our operations expressed as percentages of net sales for the year (percentages may not add due to rounding):

	Years Ended January 31,
	2003	2002(2)	2001(2)
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.1	63.3	74.2

Gross profit	40.9	36.7	25.8
Selling, general and administrative expenses	28.8	31.3	11.6
Depreciation and amortization	3.0	4.5	3.3

Income from operations	9.1	0.9	10.9
Interest expense	5.7	6.7	5.4
Other income	0.0	0.0	(0.2)

Income (loss) before income taxes	3.4	(5.8)	5.7
Provision for (benefit from) income taxes	1.0	(1.3)	2.1

Net income (loss)	2.4	(4.5)	3.6
Accretion and dividend on preferred stock	0.5	0.5	0.0

Net income (loss) attributable to common shareholders	1.9%	(5.0)%	3.6%

Other Data:
EBITDA margin(1)	12.1%	5.5%	14.4%

(1)	EBITDA margin represents EBITDA (as defined in Note 4 under item 6 “Selected Financial Data”) divided by net sales. For a reconciliation of net income to EBITDA, see Note 4 under item 6 “Selected Financial Data.”
(2)	Restatement of percentages were made based on EITF No. 01-09 reclassifications (as described in Note 3 under item 6 “Selected Financial Data”).

Critical Accounting Policies and Estimates

The Securities and Exchange Commission has recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60. See Note 1 of the Notes to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

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

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ—the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we often obtain appraisals from independent valuation firms for certain intangible assets.

The value of our intangible assets, including brand licenses, trademarks and intangibles, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We periodically review intangible assets, at least annually or more often as circumstances dictate, for impairment using the guidance of applicable accounting literature.

In fiscal 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). In accordance with SFAS No. 142, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Additionally, intangible assets, including goodwill, must be evaluated for impairment.

Our intangible assets generally consist of exclusive brand licenses and trademarks. We do not carry any goodwill. We evaluated which of our intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks, acquired on January 23, 2001, have indefinite useful lives. Thus, we ceased amortizing these trademarks on February 1, 2002. Additionally, pursuant to SFAS No. 142, we completed our transitional impairment testing of these assets. That effort and assessments of these assets with the assistance of a third party valuation firm indicated that no impairment adjustment was required. See “Recently Adopted Accounting Standards.”

Revenue Recognition.    Sales are recognized when title and risk of loss transfers to the customer and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.

Allowances for Sales Returns and Markdowns.    As is customary in the prestige beauty business, we grant certain of our customers, subject to our authorization and approval, the right to either return product or to receive a markdown allowance for certain promotional product. Upon sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns, and additional allowances in any particular period may be needed.

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

Provisions for Inventory Obsolescence.    We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

Stock-Based Compensation.    At January 31, 2002, we had three stock option plans, which are more fully described in Note 16 to the Notes to Consolidated Financial Statements. We account for those plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

Income Taxes and Valuation Reserves.    A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider projected future taxable income and ongoing tax planning strategies in assessing a potential valuation allowance. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset would be charged or credited to earnings in the period of such determination.

Fiscal Year Ended January 31, 2003 Compared to Fiscal Year Ended January 31, 2002

Net Sales.    Net sales increased approximately 12.5% to $752.0 million for the fiscal year ended January 31, 2003 from $668.1 million for the fiscal year ended January 31, 2002. The sales increase was driven by the growth of our business with our mass retail customers, due in large part to our “open-sell” program and the addition of certain distributor brands (both of which have increased the volume of products sold), new product launches, (including the fragrances ardenbeauty and Forever Elizabeth), and a rebound in travel retail sales. The “open-sell” program allows retailers to display fragrances on open counters and shelves rather than in locked cases, giving consumers easier access to our products. These increases were partially offset by continued weakness in U.S. department stores and fewer U.S. prestige department store doors from previously announced closings. In fiscal 2003, we generated $509.4 million, or approximately 68%, of our net sales in the United States and $242.6 million, or approximately 32% of our net sales internationally. The war in Iraq, uncertain geopolitical events and diseases affecting customer purchasing patterns such as severe acute respiratory syndrome (SARS) may negatively impact net sales in the current fiscal year.

Gross Profit.    Gross profit increased approximately 25.0% to $307.4 million for fiscal 2003 from $245.4 million in the prior fiscal year. Gross margin increased to 40.9% of net sales from

36.7% in the corresponding prior year. The increase in gross profit was principally due to higher sales, a reduction in the effect of the “high cost” Elizabeth Arden inventory purchased prior to the acquisition of the Elizabeth Arden business, a $10.3 million inventory write-down recorded in fiscal 2002 and reduced cost structure in distribution operations, partially offset by continued weakness in U.S. department stores and a greater proportion of sales of distributed brands, which have lower gross margins than owned and licensed brands. For the fiscal year ended January 31, 2002, our gross profit was reduced by approximately $20.5 million and gross margin was reduced by 3.1 percentage points, due to the effect of “high cost” inventory purchased prior to the Elizabeth Arden acquisition.

SG&A.    Selling, general and administrative expenses increased 3.6%, or approximately $7.6 million, to $216.5 million for the fiscal year ended January 31, 2003 from $208.9 million in the prior fiscal year. The increase versus the prior year was due principally to additional advertising to support new product launches and higher incentive compensation costs. These increases were partially offset by reduced expenses from management initiatives, including the restructuring of certain international operations, and reduction in selling overhead expenses, as well as benefits from favorable foreign currency rates. Favorable foreign currency rates contributed approximately $6.7 million to the reduction in selling, general and administrative expenses during the fiscal year ended January 31, 2003. As a percentage of net sales, selling, general and administrative expenses declined to 28.8% for the fiscal year ended January 31, 2003, as compared with 31.3% in the prior year. The decline in selling, general and administrative expenses as a percentage of net sales reflects the leveraging of our cost structure and favorable foreign currency rates.

Depreciation and Amortization.    Depreciation and amortization decreased approximately $7.9 million to $22.7 million for the fiscal year ended January 31, 2003, compared to $30.6 million for the corresponding prior fiscal year, principally as a result of the adoption of SFAS No. 142. In adopting SFAS No. 142, we concluded that the Elizabeth Arden trademarks are considered indefinite-lived assets and after January 31, 2002 are no longer being amortized. Amortization relating to these trademarks amounted to $6.8 million for the fiscal year ended January 31, 2002. See “Recently Adopted Accounting Standards.”

Interest Expense.    Interest expense, net of interest income, decreased by approximately $1.7 million to $43.1 million for the fiscal year ended January 31, 2003, from $44.8 million for the prior year. The decrease resulted primarily from reduced borrowings under our bank credit facility and lower interest rates paid on that debt. See Notes 8 and 9 to the Notes to the Consolidated Financial Statements.

Provision for (Benefit from) Income Taxes.    The provision for income taxes was approximately $7.1 million for the fiscal year ended January 31, 2003, as compared with a benefit from income taxes of $9.0 million for the fiscal year ended January 31, 2002, reflecting higher operating earnings. The effective tax rate calculated as a percentage of income (loss) before income taxes for fiscal 2003 was 28.0% versus 23.2% in the prior year. The increase over the prior year primarily reflects adjustments for foreign and state tax liabilities. See Note 11 to the Notes to Consolidated Financial Statements.

Net Income (Loss).    Net income for the fiscal year ended January 31, 2003 increased approximately $48.0 million to $18.2 million, as compared with a net loss of $29.8 million in the prior year. The increase was a result of higher net sales and associated gross profit and lower depreciation and amortization, partially offset by higher selling, general and administrative expenses and a higher effective tax rate.

Accretion and Dividend on Preferred Stock.    The accretion and dividend on preferred stock, which is a non-cash charge to net income attributable to common shareholders, was $3.7 million for the fiscal year ended January 31, 2003 and a non-cash charge to net loss attributable to common shareholders of $3.4 million for the fiscal year ended January 31, 2002. These amounts represent accretion on the fair value of, and the imputed dividends on, the Series D convertible preferred stock issued to an affiliate of Unilever as part of the purchase price for the acquisition of the Elizabeth Arden business. See Note 14 to the Notes to Consolidated Financial Statements.

Net Income (Loss) Attributable to Common Shareholders.    Net income attributable to common shareholders increased to $14.5 million for the fiscal year ended January 31, 2003, as compared with a net loss of $33.3 million in the prior year. The net income or net loss attributable to common shareholders includes the net income or net loss plus accretion and dividends associated with the Series D convertible preferred stock.

EBITDA.    EBITDA (net income plus(less) the provision for (benefit from) income taxes, plus interest expense, plus depreciation and amortization) increased approximately $54.5 million, or 149%, to $91.0 million for the fiscal year ended January 31, 2003, as compared with $36.5 million for the fiscal year ended January 31, 2002. The increase in EBITDA was the result of higher net sales and gross profit, partially offset by higher selling, general and administrative expenses. For a reconciliation of net income to EBITDA, see Note 4 under item 6 “Selected Financial Data.”

Fiscal Year Ended January 31, 2002 Compared to the Fiscal Year Ended January 31, 2001

Net Sales.    Net sales increased 79% to $668.1 million for the fiscal year ended January 31, 2002 from $372.6 million for the fiscal year ended January 31, 2001. In fiscal 2002, we generated $465.4 million, or approximately 70%, of our net sales in the U.S. and $202.7 million, or approximately 30%, of our net sales internationally. The increase in net sales was primarily a result of increased sales from the acquisition of the Elizabeth Arden business, partially offset by weakness in the retail environment. The increase in sales included an increase in the number of products sold by us, particularly Elizabeth Arden skin care and cosmetics products, as well as an increase in our customer base, primarily internationally and with U.S. prestige department stores. The weak retail environment, exacerbated by the events of September 11, 2001, had a particularly negative effect on sales to U.S. prestige department stores, international travel retail outlets, and certain international distributors.

Gross Profit.    Gross profit increased by 156% to $245.4 million in fiscal 2002, as compared with $96.0 million for fiscal 2001, and gross margins expanded from 25.7% in fiscal 2001 to 36.7% in fiscal 2002 as a result of the acquisition of the Elizabeth Arden business. Following the acquisition, the mix of our sales changed, with significantly increased sales of higher margin owned and licensed brands relative to lower margin distributed brands. Included in the gross margin for fiscal 2002 were sales of Elizabeth Arden products purchased prior to the acquisition, which were carried at a higher cost and resulted in a lower gross margin than sales of Elizabeth Arden products manufactured after the acquisition. Once these lower margin products were sold, gross margins increased. For the year ended January 31, 2002, the effect on gross profit of selling Arden product purchased prior to the acquisition was a reduction of gross profit of approximately $20.5 million. In addition, in the second quarter of fiscal 2002, we recorded a non-cash inventory provision of $10.3 million to write down certain distributed brands and non-core product offerings that we do not intend to continue to carry due to retailer planogram updates and to expedite the sales of excess inventory, particularly gift sets and other promotional merchandise. Excluding the effect of the high cost products purchased prior to the acquisition and the inventory provision, gross profit would have totaled $276.2 million for a gross margin of 41.3%.

SG&A.    Selling, general and administrative expenses increased 385% to $208.9 million in fiscal 2002, as compared with $43.1 million in the prior year, reflecting additional selling and administrative costs associated with the Elizabeth Arden business acquired. As a result of the acquisition of the Elizabeth Arden business, there was an increase in sales of owned and licensed brands, which require higher costs to support, including higher demonstration, advertising and product development expenses. We also added approximately 1,600 employees to our company in connection with the acquisition of the Elizabeth Arden business, significantly increasing our international employee base, our U.S. department store sales force and our administrative personnel.

The number of offices and facilities also increased as a result of the acquisition. In fiscal 2002, we commenced a restructuring of our operations in the United States, eliminating approximately 100 positions, representing 10% of our U.S. headcount. In conjunction with this restructuring, we recorded a $500,000 charge included in selling, general and administrative expenses. In addition to this charge, we also incurred $2.6 million of restructuring costs, primarily severance costs resulting from a realignment of our workforce and prestige department store door closures, which was recorded as an adjustment to the allocation of the purchase price in the acquisition of the Elizabeth Arden business. Of this $2.6 million of restructuring costs, most of the cash was paid out between February and April 2002. For a discussion of the Elizabeth Arden acquisition, see Note 2 to the Notes to Consolidated Financial Statements.

Depreciation and Amortization.    Depreciation and amortization increased 153%, from $12.1 million in fiscal 2001 to $30.6 million in fiscal 2002, primarily as a result of depreciation and amortization associated with the assets acquired as part of the Arden acquisition. Approximately $17.5 million of the increase in depreciation and amortization was associated with the assets acquired.

Interest Expense.    Interest expense, net of interest income, increased approximately 122% to $44.8 million in fiscal 2002, as compared with $20.2 million in fiscal 2001, as a result of increased debt incurred to finance the acquisition of the Elizabeth Arden business and associated working capital requirements. The increased debt included $160 million of 11 3/4% senior secured notes due 2011, as well as borrowings under our $175 million revolving credit facility. See Notes 8 and 9 to the Notes to Consolidated Financial Statements.

(Benefit from) Provision for Income Taxes.    We recorded a net benefit from income taxes of $9.0 million for fiscal 2002, as compared with a net provision of $8.1 million for fiscal 2001. The effective tax rate calculated as a percentage of income before income taxes declined from 37.6% of income in fiscal 2001 to 23.2% of net loss in fiscal 2002. The decrease in the effective tax rate was associated with the increase in our international operations, as we operated in multiple foreign jurisdictions. Our international affiliates and subsidiaries had varying levels of profitability and tax rates. In addition, we recorded an increase in the income tax valuation allowance associated with certain foreign losses and deferred tax assets. See Note 11 to the Notes to Consolidated Financial Statements.

Net (Loss) Income.    For fiscal 2002, we recorded a net loss of $29.8 million, as compared with net income of $13.4 million in fiscal 2001. The increase in net loss was due to increases in selling, general and administrative expenses, interest expense and depreciation and amortization, which more than offset the increase in sales and gross profit and the benefit from income taxes.

Accretion and Dividend on Preferred Stock.    As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to an affiliate of Unilever 416,667 shares of Series D convertible preferred stock. The Series D convertible preferred stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The difference between the liquidation value of $50 million and the balance recorded in the convertible, redeemable preferred stock account on our Consolidated Balance Sheet is being accreted over the life of the Series D convertible preferred stock. The preferred stock carries a 5% annual dividend yield, which is payable beginning in March 2003. The accretion on preferred stock of $3.4 million for fiscal 2002 is a non-cash charge to net loss attributable to common shareholders.

Net (Loss) Income Attributable to Common Shareholders.    Net loss attributable to common shareholders totaled $33.3 million in fiscal 2002, as compared with net income of $13.4 million in fiscal 2001. The net loss attributable to common shareholders included net loss, plus the accretion and dividends associated with the Series D convertible preferred stock.

EBITDA.    EBITDA (net income plus(less) the provision for (benefit from) income taxes, plus interest expense, plus depreciation and amortization) decreased by 32% to $36.5 million in fiscal 2002 from $53.8 million in fiscal 2001. The decrease was a result of increased selling, general and administrative expenses, which were offset by increases in gross profit. For a reconciliation of net income to EBITDA, see Note 4 under item 6 “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2003, approximately 64% of our net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

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

Liquidity and Capital Resources

Cash Flows.    Net cash provided by operating activities totaled $28.6 million versus $8.7 million for the corresponding prior year. Cash flow from improved operating performance was partially offset by increases in working capital required to support the higher levels of sales. For the fiscal year ended January 31, 2003, accounts receivable were above prior year levels primarily due to higher sales, the timing of those sales versus the prior year and a greater proportion of international receivables, which generally have longer terms than domestic receivables. For the fiscal year ended January 31, 2003, inventories were slightly higher versus the prior year, as the incremental investment in additional distributed brands in the fourth quarter more than offset the reduction in “high cost” Arden inventory.

Net cash used in investing activities totaled $13.0 million for the fiscal year ended January 31, 2003, compared with $3.4 million in the prior fiscal year. The increase resulted from the acquisition in the fourth quarter of the Wings trademarks compared with proceeds in the prior year from the sale of certain trademarks and intangibles. Net cash used in financing activities for the fiscal year ended January 31, 2003 was $9.8 million versus $6.4 million in the prior fiscal year. Cash and cash equivalents increased to $22.7 million during fiscal year 2003 from $15.9 million during fiscal 2002.

During fiscal 2002, we generated $8.7 million of cash from operating activities, compared to $26.1 million for the prior year. Of that amount, $9.5 million was generated from operating cash flows, offset by a net working capital use of $851,000. The net working capital use reflected increases in accounts receivable, prepaid and other assets, somewhat offset by a decline in inventories, and increases in accounts payable, other payables and accrued expenses. The increase in accounts receivable resulted from increased sales due to the acquisition of the Elizabeth Arden business coupled with the fact that no trade receivables were acquired with the Elizabeth Arden business in January 2001. We used $3.4 million of net cash in investing activities, as $10.0 million for capital expenditures was partially offset by $6.5 million received for the sale of certain trademarks and intangibles. Net cash used in financing activities totaled $6.4 million, with payments on short-term and long-term debt being partially offset by proceeds from the exercise of stock options and stock purchase warrants. Cash and cash equivalents declined $1.8 million to $15.9 million from $17.7 million during fiscal 2001.

Debt and Contractual Financial Obligations and Commitments.    At January 31, 2003, our long-term debt and financial obligations and commitments by due date were as follows:

(Amounts in thousands) Contractual Obligations		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion	$320,329	$2,370	$6,982	$150,977	$160,000
Capital leases	177	97	80	—	—
Operating leases	64,847	10,341	23,562	14,756	16,189
Other long-term obligations	24,027	5,944	15,166	2,917	—

Total contractual cash obligations	$409,380	$18,752	$45,790	$168,650	$176,189

The decrease in long-term debt, from $328.4 million at January 31, 2002 to $320.3 million at January 31, 2003, reflects a scheduled debt repayment of $2.2 million of our 8.5% Subordinated Debentures in May 2002 and $5.5 million of 10 3/8% senior notes that we repurchased in the open market. The repurchases of the 10 3/8% senior notes occurred in January 2003 and were settled in February 2003. At January 31, 2003, the payable amount pending settlement was included in other payables and accrued expenses on the balance sheet. For more information on our long-term debt and contractual commitments, see Notes 9 and 10 to the Notes to Consolidated Financial Statements.

Future Liquidity and Capital Needs.    Our principal future uses of funds are for debt service, working capital requirements, capital expenditures and additional brand acquisitions or product distribution arrangements. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing.

As a result of our improved operating performance, in December 2002, we executed an amendment and restatement to our revolving bank credit facility. The amended facility substantially improves our financial flexibility. The key terms of the amendment include an increase in the size of the facility from $175 million to $200 million, a lowering of the interest rate spread over the LIBOR or prime rate charged to loans, a broader borrowing base formula with more favorable advance rates, removal of the inventory cap from the borrowing base and elimination of all the financial maintenance covenants, except for a fixed charge coverage ratio of 1.1:1 that applies only if availability under the facility declines to less than $50 million. The facility matures in January 2006. Our borrowings under this facility are limited to a “borrowing base,” calculated based on eligible accounts receivable and inventories. The borrowings are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. The credit facility prohibits the payment of cash dividends. In addition, the indentures pursuant to which our senior notes are issued restrict the payment of dividends subject to our ability to meet certain financial covenants.

Prior to the December 2002 amendment, our borrowings under the credit facility were subject to terms of the facility that were amended in March 2002. The March 2002 amendment resulted from weaker than expected performance in fiscal 2002. The amendment included the bank group’s waiver of non-compliance with covenants regarding certain financial ratios for the fourth quarter of fiscal 2002, in particular the debt to EBITDA ratio and the EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each quarter of fiscal 2003. The March 2002 amendment also modified selected additional sections of the credit facility. We have been in compliance with the terms of the credit facility since the March 2002 amendment. See Note 8 to the Notes to Consolidated Financial Statements.

Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, however, we may not remain in compliance with the covenants and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of January 31, 2003, we had $2.1 million of borrowings and approximately $113.4 million of availability under our revolving credit facility.

We believe that internally generated funds and borrowings under our revolving credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or new product distribution arrangements.

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

During the fiscal year ended January 31, 2003, we invested approximately $9.8 million in net capital expenditures, primarily related to in-store counters and testing units, tools, dies and molds and computer hardware and software. We expect to incur approximately $16.0 million in capital expenditures in fiscal 2004, including for the expansion of our Roanoke, Virginia distribution facility.

Recently Adopted Accounting Standards

Effective February 1, 2002, we adopted Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” which codified and reconciled EITF No. 00-14, “Accounting for Certain Sales Incentives.” EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, we classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the fiscal years ended January 31, 2002 and 2001 were reclassified to reflect the adoption of EITF No. 01-09. The adoption of EITF No. 01-09 had no impact on operating income or operating loss; however, for the years ended January 31, 2003, 2002 and 2001, gross profit decreased by approximately $31.1 million, $37.6 million and $5.3 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

EITF No. 01-09 also codified and reconciled EITF No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer’s purchase of the vendor’s products or to promote sales of the vendor’s products. Upon adoption of this pronouncement, we classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the years ended January 31, 2002 and 2001 were reclassified to reflect the adoption of EITF No. 01-09. The adoption of EITF No. 01-09 had no impact on operating income or operating loss; however, for the years ended January 31, 2003, 2002, and 2001, gross profit decreased by approximately $62.3 million, $63.4 million and $9.6 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

Effective February 1, 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 141 and SFAS No. 142, respectively). These standards establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

Our intangible assets generally consist of exclusive brand licenses and trademarks. We do not carry any goodwill. We evaluated which of our intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks, acquired on January 23, 2001, have indefinite useful lives. Thus, we ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, we completed our transitional impairment testing of this asset. That effort and assessments of this asset with the assistance of a third party valuation firm indicated that no impairment adjustment was required upon adoption of this pronouncement. On a pro forma basis, if SFAS No. 142 had been adopted for fiscal year 2002, net loss attributable to common shareholders would have been $5.2 million lower. See Note 3 to the Notes to Consolidated Financial Statements.

Effective February 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on our financial statements.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of the accounting requirements for FIN No. 45 to have a material impact on our financial statements. We adopted the disclosure requirements of FIN No. 45.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued Financial Accounting Statement No. 143 (SFAS No.143), “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for us on February 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our financial statements.

In June 2002, the FASB issued Financial Accounting Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities, and it nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146 requirements that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 will be effective for us for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Financial Accounting Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of January 31, 2003, we have elected not to make a change to the fair market value of accounting for stock-based compensation. However, we did adopt the disclosure provisions of SFAS No. 148. We will continue to account for employee stock options under the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations, under which no compensation cost was required to be recognized by us for the periods presented.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of January 31, 2003, we had $2.1 million outstanding under our credit facility. The average of our month-end borrowings during fiscal 2003 was $76.6 million. Borrowings under our credit facility are seasonal, with peak borrowings in the third quarter of our fiscal year. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our fiscal 2003 average borrowings under our credit facility, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended January 31, 2003 would have increased or decreased by approximately $1.5 million. To date, we have not engaged in derivative transactions to mitigate interest rate risk, as most of our debt is in the form of senior notes and bears a fixed rate. In the event of an adverse change in interest rates, management may take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effect, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

Foreign Currency Risk

We sell our products in approximately 90 countries around the world. For fiscal 2003, we derived approximately 32% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. In these countries, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results. Most of our skincare and cosmetic products are produced in a manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. As a result of favorable foreign currency rates relative to the U.S. dollar during fiscal 2003, we recorded foreign currency transaction gains of $7.6 million. As a result of adverse foreign currency rates during fiscal 2002, we recorded foreign currency transaction losses of $663,000.

While we may engage in currency hedging transactions, primarily forward exchange contracts, to reduce the exposure of our cash flows to fluctuations in currency rates, we did not engage in foreign currency hedging activities in fiscal 2003. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

As of January 31, 2003, our subsidiaries outside the United States held approximately 22% of our total assets. The functional currency of our foreign operations is either the U.S. dollar or the local currency. The cumulative effects of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in “Accumulated and other comprehensive income (loss)” on our consolidated balance sheets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

    Elizabeth Arden, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets as of January 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries (the “Company”) as of January 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on February 1, 2002.

PricewaterhouseCoopers LLP

New York, New York

March 13, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

    Elizabeth Arden, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Elizabeth Arden, Inc. (formerly French Fragrances, Inc.) and subsidiaries (the “Company”) for the year ended January 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

April 6, 2001

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of January 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$22,663	$15,913
Accounts receivable, net	118,844	79,720
Inventories	200,876	192,736
Deferred income taxes	7,614	15,970
Prepaid expenses and other assets	17,297	24,372

Total current assets	367,294	328,711

Property and equipment, net	36,216	38,268

Other assets:
Exclusive brand licenses, trademarks and intangibles, net	205,534	212,011
Debt financing costs	13,978	14,518
Other	4,598	3,257

Total other assets	224,110	229,786

Total assets	$627,620	$596,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,068	$7,700
Accounts payable—trade	79,997	69,150
Other payables and accrued expenses	66,398	59,259
Current portion of long-term debt	2,370	2,312

Total current liabilities	150,833	138,421

Long-term debt	317,959	326,121
Deferred income taxes and other	11,350	8,309

Total long-term liabilities	329,309	334,430

Total liabilities	480,142	472,851

Commitments and contingencies (See Note 10)
Convertible, redeemable preferred stock, Series D, $.01 par value (liquidation preference of $50,000); 1,000,000 shares authorized; 416,667 shares issued and outstanding	15,634	11,980

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 18,809,952 and 18,575,708 shares issued, respectively	188	186
Additional paid-in capital	89,782	85,919
Retained earnings	49,688	35,191
Treasury stock (290,299 and 950,128 shares at cost, respectively)	(2,336)	(6,541)
Accumulated other comprehensive income (loss)	5	(2,348)
Unearned deferred compensation	(5,483)	(473)

Total shareholders’ equity	131,844	111,934

Total liabilities and shareholders’ equity	$627,620	$596,765

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Years Ended January 31,
	2003	2002	2001
Net sales	$752,041	$668,097	$372,633
Cost of sales (excludes depreciation of $3,524, $4,094 and $1,792, respectively, included below)	444,628	422,705	276,595

Gross profit	307,413	245,392	96,038

Selling, general and administrative	216,504	208,944	43,120
Depreciation and amortization	22,700	30,585	12,124

Income from operations	68,209	5,863	40,794

Other income (expense):
Interest expense	(43,075)	(44,763)	(20,167)
Income from sale of intangible rights	—	—	425
Other	75	49	475

Other income (expense), net	(43,000)	(44,714)	(19,267)

Income (loss) before income taxes	25,209	(38,851)	21,527
Provision for (benefit from) income taxes	7,059	(9,014)	8,091

Net income (loss)	18,150	(29,837)	13,436
Accretion and dividend on preferred stock	3,653	3,438	—

Net income (loss) attributable to common shareholders	$14,497	$(33,275)	$13,436

Earnings (loss) per common share:
Basic	$0.82	$(1.92)	$0.99

Diluted	$0.78	$(1.92)	$0.87

Weighted average number of common shares:
Basic	17,757,469	17,308,501	13,555,419

Diluted	23,200,139	17,308,501	15,620,369

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

Preferred Stock
	Series B		Series C
	Shares	Amount	Shares	Amount
Balance at January 31, 2000	266	$3	502	$5
Issuance of Common Stock upon conversion of Series B convertible preferred stock	(266)	(3)	—	—
Issuance of Common Stock upon conversion of Series C convertible preferred stock	—	—	(502)	(5)
Issuance of Common Stock upon conversion of 7.5% convertible subordinated debentures	—	—	—	—
Issuance of Common Stock upon exercise of stock options	—	—	—	—
Issuance of Common Stock upon exercise of warrants	—	—	—	—
Issuance of warrants	—	—	—	—
Repurchase of Common Stock	—	—	—	—
Beneficial Conversion Feature on preferred stock	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—
Net income for the year	—	—	—	—

Balance at January 31, 2001	0	0	0	0
Issuance of Common Stock upon conversion of 7.5% convertible subordinated debentures	—	—	—	—
Issuance of Common Stock upon exercise of stock options	—	—	—	—
Issuance of Common Stock upon exercise of warrants	—	—	—	—
Accretion and Dividend on Series D preferred stock	—	—	—	—
Repurchase of Common Stock	—	—	—	—
Issuance of restricted stock, net	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—
Comprehensive Loss:
Net loss for the year	—	—	—	—
Foreign currency translation	—	—	—	—

Total comprehensive loss	—	—	—	—

Balance at January 31, 2002	0	0	0	0
Issuance of Common Stock upon exercise of stock options	—	—	—	—
Issuance of Common Stock upon exercise of warrants	—	—	—	—
Accretion and Dividend on Series D preferred stock	—	—	—	—
Repurchase of Common Stock	—	—	—	—
Issuance of restricted stock, net	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—
Comprehensive Income:
Net income for the year	—	—	—	—
Foreign currency translation	—	—	—	—

Total comprehensive income	—	—	—	—
Balance at January 31, 2003	0	$0	0	$0

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned Deferred Compensation	Total Shareholders’ Equity
Common Stock
Shares	Amount
14,186	$142	$32,781	$55,030	$(5,674)	$—	$—	$82,287

1,893	19	6,229	—	—	—	—	6,245

502	5	2,638	—	—	—	—	2,638

26	—	184	—	—	—	—	184
82	1	486	—	—	—	—	487
90	1	674	—	—	—	—	675
—	—	3,043	—	—	—	—	3,043
—	—	—	—	(939)	—	—	(939)
—	—	26,458	—	—	—	—	26,458
—	—	373	—	—	—	—	373
—	—	—	13,436	—	—	—	13,436

16,779	168	72,866	68,466	(6,613)	—	—	134,887

335	3	2,407	—	—	—	—	2,410
254	3	2,180	—	—	—	—	2,183
1,208	12	8,276	—	—	—	—	8,288
—	—	—	(3,438)	—	—	—	(3,438)
—	—	—	—	(401)	—	—	(401)
—	—	—	—	473	—	(473)	—
—	—	190	—	—	—	—	190

—	—	—	(29,837)	—	—	—	(29,837)
—	—	—	—	—	(2,348)	—	(2,348)

—	—	—	(29,837)	—	(2,348)	—	(32,185)

18,576	186	85,919	35,191	(6,541)	(2,348)	(473)	111,934
87	1	600	—	—	—	—	601
147	1	—	—	—	—	—	1
—	—	—	(3,653)	—	—	—	(3,653)
—	—	—	—	(160)	—	—	(160)
—	—	3,199	—	4,365	—	(5,010)	2,554

—	—	64	—	—	—	—	64
—	—	—	18,150	—	—	—	18,150
—	—	—	—	—	2,353	—	2,353

—	—	—	18,150	—	2,353	—	20,503
18,810	$188	$89,782	$49,688	$(2,336)	$5	($5,483)	$131,844

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended January 31,
	2003	2002	2001
Operating Activities:
Net income (loss)	$18,150	$(29,837)	$13,436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,700	30,585	12,124
Amortization of senior note offering costs and note premium	2,699	2,462	237
Amortization of unearned deferred compensation	2,156	—	—
Deferred income taxes	9,587	(4,006)	(1,789)
Provision for write down of inventory	—	10,300	—
Change in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(39,124)	(36,627)	(3,878)
Increase (decrease) in inventories	(8,140)	7,461	(3,259)
Decrease (increase) in prepaid expenses and other assets	4,853	(11,386)	8,493
Increase (decrease) in accounts payable	10,847	28,898	(3,742)
Increase in other payables and accrued expenses	3,429	12,330	4,443
Other	1,463	(1,527)	—

Net cash provided by operating activities	28,620	8,653	26,065

Investing Activities:
Additions to property and equipment, net of disposals	(9,757)	(9,972)	(5,207)
(Acquisition) sale of trademarks and intangibles	(3,250)	6,529	—
Acquisition of Elizabeth Arden business	—	—	(204,676)

Net cash used in investing activities	(13,007)	(3,443)	(209,883)

Financing Activities:
(Payments on) proceeds from short-term debt	(5,632)	(15,245)	22,945
Payments on long-term debt	(2,371)	(1,187)	(4,118)
Payments for debt financing	(2,192)	—	(8,564)
Proceeds from the issuance of senior notes	—	—	160,000
Proceeds from the exercise of stock options	601	2,184	486
Proceeds from the exercise of stock purchase warrants	1	8,288	675
Proceeds from the conversion of preferred stock	—	—	8,884
Repurchase of common stock	(160)	(401)	(939)

Net cash (used in) provided by financing activities	(9,753)	(6,361)	179,369

Effect of exchange rate changes on cash and cash equivalents	890	(631)	—
Net increase (decrease) in Cash and Cash Equivalents	6,750	(1,782)	(4,449)
Cash and Cash Equivalents at Beginning of Year	15,913	17,695	22,144

Cash and Cash Equivalents at End of Year	$22,663	$15,913	$17,695

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$40,251	$33,395	$19,347

Income taxes paid during the year	$113	$8,853	$13,604

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General Information and Summary of Significant Accounting Policies

Organization and Business Activity.    Elizabeth Arden, Inc. (the “Company”) is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products, to retailers in the United States and over 90 countries internationally. The Company was formerly known as French Fragrances, Inc. until the acquisition of the Elizabeth Arden business on January 23, 2001. See Note 2.

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company’s wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition.    Sales are recognized when title and the risk of loss transfers to the customer and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical and projected experience and considering current external factors and market conditions. During the fiscal years ended January 31, 2003, 2002 and 2001, two customers accounted for an aggregate of 21%, 19% and 30%, respectively, of the Company’s net sales.

Foreign Currency Translation.    The financial statements of the Company’s non-U.S. subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” (SFAS No. 52). SFAS No. 52 distinguishes between translation adjustments and foreign currency transactions. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as its functional currency are translated at year-end rates of exchange, while sales and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in a gain of $2.4 million and a loss of $2.3 million in fiscal 2003 and 2002, respectively. The adjustments were not material in fiscal 2001. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries and affiliates statement of operations. Such gains (losses) totaled $7.6 million and ($663,000) in fiscal 2003 and 2002, respectively. These adjustments were not material in fiscal 2001.

Cash and Cash Equivalents.    Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

Inventories.    Inventories are stated at the lower of cost or market. Cost is principally determined using the weighted average method. See Note 5.

Property and Equipment, and Depreciation.    Property and equipment are stated at cost. Expenditures for major improvements and additions are recorded to the asset accounts, while

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. See Note 6.

Exclusive Brand Licenses and Trademarks, and Amortization.    These intangible assets are being amortized using the straight-line method over their estimated useful lives. See Note 7.

Long-Lived and Indefinite-Lived Assets.    Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of carrying value against undiscounted future cash flows. If an impairment is identified, then the asset’s carrying value is adjusted to estimated fair value. No such adjustments were recorded for any of the fiscal years ended January 31, 2003, 2002 or 2001.

Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The identification and measurement of impairment of goodwill and indefinite-lived intangible assets involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. See Note 3.

Senior Note Offering Costs.    Debt issuance costs and transaction fees, which are associated with the issuance of senior notes, are being amortized (and charged to interest expense) over the term of the related notes using a method that approximates the level yield method. See Note 9.

Advertising and Promotional Costs.    Advertising and promotional costs are expensed as incurred. Advertising and promotional costs totaled approximately $183.8 million, $191.2 million and $ 8.2 million during the fiscal years ended January 31, 2003, 2002 and 2001, respectively. Advertising and promotional costs includes promotions, direct selling, co-op advertising and media placement. As a result of the acquisition of the Elizabeth Arden business, there has been an increase in sales of owned and licensed brands, which require higher costs to support.

Income Taxes.    The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. The Company intends to permanently reinvest its undistributed international earnings to expand its international operations. Therefore, no tax has been provided to cover the repatriation of such undistributed earnings.

Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The Company’s accumulated other comprehensive income (loss) shown on the Consolidated Balance Sheet at January 31, 2003 and 2002, respectively, consists solely

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Fair Value of Financial Instruments.    The Company’s financial instruments include accounts receivable, accounts payable, short-term debt, long-term debt and convertible redeemable preferred stock. See Note 9 for the fair value of the Company’s debentures and senior notes. The fair value of all other financial instruments was not materially different than their carrying value as of January 31, 2003 and 2002.

Earnings per Share.    Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value (“Common Stock”). The calculation of diluted earnings per share is similar to basic earnings per share, except that the numerator excludes accretion and dividend on preferred stock as well as interest incurred on convertible securities, net of tax, and the denominator includes dilutive potential Common Stock such as stock options, warrants and convertible securities. See Note 15.

Stock-Based Compensation.    At January 31, 2003, the Company had three stock option plans, which are more fully described in Note 16. The Company accounts for those plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income attributable to common shareholders if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based compensation.

	Years Ended January 31,
	2003	2002	2001
(Amounts in thousands, except per share data)
Net income (loss) attributable to common shareholders as reported	$14,497	$(33,275)	$13,436
Stock-based employee compensation cost, net of tax determined under fair value based method	(5,401)	(4,389)	(1,297)

Pro forma net income (loss) attributable to common shareholders	$9,096	$(37,664)	$12,139

Earnings (loss) per common share
Basic
As reported	$0.82	$(1.92)	$0.99
Pro forma	$0.51	$(2.18)	$0.90
Diluted
As reported	$0.78	$(1.92)	$0.87
Pro forma	$0.51	$(2.18)	$0.78

Reclassifications.    To conform to the fiscal 2003 presentation, certain reclassifications were made to the prior years’ Consolidated Financial Statements and the accompanying footnotes.

2.    Acquisitions

Elizabeth Arden Acquisition.    On January 23, 2001, the Company completed the acquisition of the assets of the Elizabeth Arden business (the “Arden acquisition”) from Unilever N.V. and its affiliates (“Unilever”). The assets included certain trademarks and patents for the Elizabeth Arden

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

brands of prestige fragrances, cosmetics and skin care lines, including Elizabeth Arden’s Red Door, 5th Avenue, Sunflowers, Visible Difference, and Millenium. The Company also acquired the license for the Elizabeth Taylor fragrance brands, including White Diamonds and Elizabeth Taylor’s Passion, as well as the trademark for the White Shoulders fragrance brand. In addition to the trademarks, patents and licenses, the Company acquired inventory, contract rights (including leases for distribution and office facilities worldwide), fixed assets (including equipment, tools and molds, furniture and a manufacturing plant in South Africa) and books and records. The Company also assumed certain liabilities for product returns and demonstrator accruals. In addition to the assumed liabilities, the Company paid $190 million in cash at the closing (exclusive of fees and expenses of advisors), subject to final adjustment, and $50 million in aggregate liquidation preference of our Series D convertible preferred stock issued to an affiliate of Unilever. The adjustment to finalize the purchase price and the allocation of the purchase price among the assets acquired are not expected to be material in amount. See Note 13.

The Company funded the cash portion of the acquisition price for the Arden acquisition and the related fees and expenses with $204.7 million in cash from (1) the proceeds from the offering of $160 million of 11 3/4% Senior Secured Notes due 2011 (the “2001 Note Offering”) and (2) borrowings under a $175 million revolving credit facility (the “Credit Facility”), which replaced the Company’s existing $60 million revolving credit facility. See Notes 8 and 9. The Arden acquisition was accounted for under the purchase method.

As a result of the Arden acquisition, the Company recorded, among other things, the valuation of exclusive brand licenses, trademarks and intangibles, inventory, and fixed assets, and adjustments to reserves for returns and other liabilities. In fiscal 2002, the Company eliminated approximately 100 positions, representing 10% of its U.S. headcount, and $2.6 million of severance cost was included as an adjustment for the allocation of the purchase price. The cash severance costs were paid out during fiscal 2003.

The following unaudited information presents the Company’s pro forma operating data for the year ended January 31, 2001, as if the Arden acquisition and the January 2001 offering of $160 million of 11 3/4% Senior Secured Notes due 2011 had been consummated at the beginning of the period presented and includes certain adjustments to the historical consolidated statements of operations of the Company to give effect to the acquisition of the net assets of the Elizabeth Arden business, the payment of the purchase price and the increased amortization of intangible assets as a result of the Arden acquisition and the related issuance of additional indebtedness. The unaudited pro forma financial data is not necessarily indicative of the results of operations that would have been achieved had the Arden acquisition and the 2001 Note Offering been consummated prior to the period in which they were completed, or that might be attained in the future. The fiscal year end of the Elizabeth Arden business prior to acquisition was December 31, preceding the January 31 year-end presented below.

(Unaudited) Year Ended January 31, 2001
(Amounts in thousands, except share data)
Net sales(1)	$806,984
Income from operations	$104,687
Net income attributable to common shareholders	$35,379
Earnings per common share:
Basic	$2.43

Diluted	$1.79

(1)	Restatement was made based on EITF No. 01-09 reclassification. See Note 3 for further discussion.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Recently Adopted Accounting Standards

Accounting for Certain Sales Incentives

Effective February 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” which codified and reconciled EITF No. 00-14, “Accounting for Certain Sales Incentives.” EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the years ended January 31, 2002 and 2001 were reclassified to reflect the adoption of EITF No. 01-09. The adoption of EITF No. 01-09 on this issue had no impact on operating income; however, for the years ended January 31, 2003, 2002 and 2001, gross profit decreased by approximately $31.1 million, $37.6 million and $5.3 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

EITF No. 01-09 also codified and reconciled EITF No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer’s purchase of the vendor’s products or to promote sales of the vendor’s products. Upon adoption of this pronouncement, the Company classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. For comparison purposes, certain amounts in the Consolidated Statement of Operations for the years ended January 31, 2002 and 2001 were reclassified to reflect the adoption of EITF No. 01-09. The adoption of EITF No. 01-09 had no impact on operating income; however, for the years ended January 31, 2003, 2002 and 2001, gross profit decreased by approximately $62.3 million, $63.4 million and $9.6 million, respectively, offset by an equal decrease in selling, general and administrative expenses.

Accounting for Business Combinations and Goodwill and Other Intangible Assets

Effective February 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 141” and “SFAS No. 142,” respectively). These standards establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for, both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

The Company’s intangible assets generally consist of exclusive brand licenses and trademarks. The Company does not carry any goodwill. The Company evaluated which of its intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks have indefinite useful lives. Thus, the Company ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of this asset. That effort and assessments of this asset with the assistance of a third party valuation firm indicated that no impairment adjustment was required upon adoption of this pronouncement. The following table presents pro forma net loss and loss per share data during the fiscal year ended January 31, 2002, had SFAS No. 142 been adopted at the beginning of that fiscal year.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Year Ended January 31, 2002
(Dollars in thousands, except per share data)
Reported net loss attributable to common shareholders	$(33,275)
Elizabeth Arden trademarks amortization, net of tax	5,215

Adjusted net loss attributable to common shareholders	(28,060)
Accretion and dividend on preferred stock and other	3,438

Net loss as adjusted	$(24,622)

Net loss per common share:
Basic
As reported	$(1.92)
Pro forma	$(1.62)
Diluted
As reported	$(1.92)
Pro forma	$(1.62)

Accounting for the Impairment or Disposal of Long-Lived Assets

Effective February 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses the accounting and reporting for the impairment and disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the financial statements of the Company.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of the accounting requirements for FIN No. 45 to have a material impact on its financial statements. The Company has adopted the disclosure requirements of FIN No. 45.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from accounts receivable and estimated sales returns in the normal course of business. Liabilities for product returns assumed in the Arden acquisition are excluded from the balance at January 31, 2001. For the year ended January 31, 2002, the increase in the allowance for sales returns relates to increased revenues recorded during the year principally from the acquisition of the Arden business.

	Years Ended January 31,
	2003	2002	2001
(Amounts in thousands)
Allowance for Bad Debt:
Beginning balance	$2,393	$989	$1,166
Provision	3,977	3,086	1,200
Write offs, net of recoveries	(3,277)	(1,682)	(1,377)

Ending balance	$3,093	$2,393	$989

Allowance for Sales Returns:
Beginning balance	$16,575	$2,032	$817
Provision	44,959	44,948	18,215
Actual returns	(48,441)	(30,405)	(17,000)

Ending balance	$13,093	$16,575	$2,032

5.    Inventories

The components of inventory were as follows:

	January 31,
	2003	2002
(Amounts in thousands)
Raw materials	$35,500	$35,191
Work in progress	19,792	20,067
Finished goods	145,584	137,478

	$200,876	$192,736

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property and Equipment

Property and equipment is comprised of the following:

	January 31,		Estimated Life
	2003	2002
(Amounts in thousands)
Land	$2,929	$2,915	—
Building	5,838	5,593	40
Building improvements	8,481	7,834	20—40
Furniture and fixtures	3,241	2,407	8—14
Machinery, equipment and vehicles	7,841	8,775	3—14
Computer equipment and software	10,525	8,336	3—5
Counters and trade fixtures	16,651	13,894	3
Tools and molds	7,987	5,585	1—3

	63,493	55,339
Less accumulated depreciation	(28,964)	(18,576)

	34,529	36,763
Projects in progress	1,687	1,505

Property and equipment, net	$36,216	$38,268

Depreciation expense for the fiscal years ended January 31, 2003, 2002 and 2001 was $11.8 million, $13.3 million and $3.3 million, respectively.

7.    Exclusive Brand Licenses, Trademarks and Intangibles, Net

The following summarizes the cost basis and amortization associated with the Company’s intangible assets:

	January 31,		Estimated Life
	2003	2002
(Amounts in thousands)
Arden brand trademarks	$135,173	$135,173	Indefinite
Exclusive brand licenses, trademarks, and other intangibles	128,856	124,426	3—22

	264,029	259,599
Accumulated amortization	(58,495)	(47,588)

Exclusive brand licenses, trademarks and intangibles, net	$205,534	$212,011

During the year ended January 31, 2003, the Company acquired for $3.3 million worldwide trademarks for a prestige fragrance line it had been marketing in the United States under a license agreement. During the year ended January 31, 2002, the Company sold certain trademarks and intangibles in Colombia for $6.5 million. There was no gain or loss on the transaction.

Amortization expense for the fiscal years ended January 31, 2003, 2002 and 2001 was $10.9 million, $17.3 million and $8.8 million, respectively. The amortization expense for fiscal years 2004, 2005, 2006, 2007 and 2008 is expected to be $8.9 million, $6.4 million, $6.4 million, $6.4 million and $6.4 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Short-Term Debt

In connection with the Arden acquisition in January 2001, the Company entered into a credit facility with a syndicate of banks that provided for borrowings on a revolving basis up to $175 million with a $25 million sublimit for letters of credit. The facility matures in January 2006 and is guaranteed by certain of the Company’s U.S. subsidiaries. Borrowings under the credit facility are limited to eligible accounts receivable and inventory and are collateralized by a first priority lien on all of the Company’s U.S. accounts receivable and inventory. The Company’s obligations under the credit facility rank pari passu, or equal in right of payment, with the Company’s 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011.

As a result of weaker than expected performance in fiscal 2002, the credit facility was amended in March 2002 to include the bank group’s waiver of non-compliance with covenants regarding certain financial ratios for the fourth quarter of fiscal 2002, in particular the debt to EBITDA ratio and the EBITDA to net interest expense ratio, and an amendment of the related covenant levels for each quarter of fiscal 2003. The March 2002 amendment with the bank group also modified selected additional sections of the credit facility. The credit facility, as amended in March 2002, contained several covenants, the more significant of which were that the Company: (i) could not exceed certain levels of debt to EBITDA; (ii) must maintain certain ratios of EBITDA to consolidated net interest expense; (iii) must maintain a minimum amount of shareholders’ equity; (iv) must achieve a minimum amount of EBITDA in each quarter of fiscal 2003; and (v) could not exceed certain limits on capital expenditures. The Company was in compliance with the covenants of the credit facility, as amended, for each of the first three quarters of fiscal 2003 for which it was applicable.

On December 24, 2002, based upon improved operating performance, the Company executed a second amendment and restatement of its revolving credit facility (the “Amended Credit Facility”), which substantially improves the Company’s financial flexibility. The Amended Credit Facility, for which JP Morgan Chase Bank is the administrative agent, increases the size of the facility to $200 million. The maturity date and the $25 million sublimit for letters of credit were unchanged. The Amended Credit Facility eliminated all financial maintenance covenants, with the exception of a fixed charge coverage ratio that applies only if borrowing availability declines to less than $50 million. As a result of the Amended Credit Facility, no financial covenants were applicable for the quarter ended January 31, 2003.

The Amended Credit Facility also (i) reduced the interest rates charged on London InterBank Offered Rate (LIBOR) Loans between 25 and 50 basis points and the interest rates charged on base rate loans by 75 to 150 basis points, (ii) increased the advance rates against the Company’s eligible account receivables and inventories from 60% to 65% (from November 1 through April 30) and from 60% to 75% (from May 1 through October 31), (iii) removed the cap applied to the amount of inventory against which the Company can borrow and (iv) provided for the ability to repurchase senior notes as long as the Company maintains a minimum amount of availability under the facility. The Amended Credit Facility continues the previous prohibition on the payment of dividends on the Common Stock and other distributions to shareholders and restrictions on the incurrence of additional non-trade indebtedness, except that the Company is permitted to repurchase up to $4 million of Common Stock.

Borrowings under the revolving credit portion of the Amended Credit Facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to the Company’s ratio of consolidated debt to EBITDA. At the Company’s option, the applicable margin may be applied to either the LIBOR or the prime rate. The applicable margin for LIBOR and prime rate borrowings ranges from 2.25% to 3.00% and .5% to 1.25%, respectively. As of January 31, 2003, the Applicable Margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. The commitment fee on the unused portion of the Amended Credit Facility ranges from .375% to .5% per year.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the Company’s internal projections, the Company believes that the Amended Credit Facility provides sufficient flexibility so that the Company can maintain compliance with its terms. If actual results deviate from projections, however, the Company may not remain in compliance with the facility and would not be allowed to borrow under the Amended Credit Facility. In addition, default under the Amended Credit Facility, which causes acceleration of the debt under this facility, could trigger a default on the Company’s senior notes. In the event the Company is not able to borrow under its bank credit facility, the Company would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be.

As of January 31, 2003, the Company had an outstanding balance under the Amended Credit Facility of $2.1 million and letters of credit of $286,000 outstanding, as compared with a balance of $7.7 million and letters of credit of $286,000 outstanding as of January 31, 2002. As of January 31, 2003, the remaining availability under the Amended Credit Facility, based upon eligible receivables and inventories, was approximately $113.4 million.

9.    LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

(Amounts in thousands)	January 31,
Description	2003	2002
10 3/8% Senior Notes due May 2007	$150,977	$156,769
11 3/4% Senior Secured Notes due May 2011	160,000	160,000
8.5% Subordinated Debentures payable in equal installments due May 2003 and 2004	4,314	6,480
8.84% Miami Lakes Facility Mortgage Note due July 2004	5,038	5,184

Total long-term debt	320,329	328,433
Less current portion of long-term debt	2,370	2,312

Total long-term debt	$317,959	$326,121

In January 2003 the Company repurchased $5.5 million of 10  3/8% Senior Notes in the open market. The repurchases were settled in February 2003. At January 31, 2003, the payable amount pending settlement was included in other payables and accrued expenses on the balance sheet.

At January 31, 2003 and 2002, the estimated fair value of the Company’s subordinated debentures and senior notes using available market information and interest rates was as follows:

	January 31,
	2003	2002
(Amounts in thousands)
10 3/8% Senior Notes	$144,675	$135,200
11 3/4% Senior Secured Notes	$167,200	$150,400
8.5% Subordinated Debentures	$4,314	$6,480

The scheduled maturities of long-term debt at January 31, 2003 were as follows:

(Amounts in thousands)
Fiscal Year Ended January 31,	Amount

2004	$2,370
2005	6,982
2006	—
2007	—
2008	150,977
and thereafter	160,000

Total	$320,329

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes.    In connection with the financing of the Arden acquisition in January 2001, the Company completed the private placement under Rule 144A of the Securities Act of 1933, as amended (the “Act”) of $160 million principal amount of 11 3/4% Series A Senior Secured Notes due 2011 (the “11 3/4% Series A Senior Secured Notes”). In March 2001, the 11 3/4% Series A Senior Secured Notes were exchanged for an equivalent principal amount of 11 3/4% Series B Senior Secured Notes due 2011 (the “11 3/4% Senior Secured Notes”) containing identical terms to the 11 3/4% Series A Senior Secured Notes, but which have been registered under the Act. The 11 3/4% Senior Secured Notes are collateralized by a first priority lien on certain intangible assets, consisting primarily of trademarks and patents, of the Elizabeth Arden fragrance, skin care and cosmetics lines. The Company’s direct subsidiaries DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holdings, Inc., are guarantors of the 11 3/4% Senior Secured Notes.

In April 1998, the Company consummated the private placement under Rule 144A of $40.0 million principal amount of 10 3/8% Series C Senior Notes due 2007 (the “10 3/8% Series A Senior Notes”). The 10 3/8% Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company’s existing 10 3/8% Series B Senior Notes. The 10 3/8% Series C Senior Notes were recorded net of a premium of $2.6 million. The premium is being amortized over the life of the notes using the effective interest method. For the fiscal years ended 2003, 2002 and 2001, the Company has amortized approximately $275,000, $261,000 and $216,000, respectively. In August 1998, the 10 3/8% Series C Senior Notes were exchanged for an equivalent principal amount of 10 3/8% Series D Senior Notes due 2007 (the “Series D Senior Notes”) containing identical terms to the 10 3/8% Series C Senior Notes, but which have been registered under the Act.

In May 1997, the Company consummated the private placement under Rule 144A of the Act of $115.0 million principal amount of 10 3/8% Series A Senior Notes due 2007 (the “10 3/8% Series A Senior Notes”). In July 1997, the 10 3/8% Series A Senior Notes were exchanged for an equivalent principal amount of 10 3/8% Series B Senior Notes (the “10 3/8% Series B Senior Notes”) containing identical terms to the 10 3/8% Series A Senior Notes but which have been registered under the Act.

The Indentures pursuant to which the 11 3/4% Senior Secured Notes and the 10 3/8% Series B and Series D Senior Notes were issued (the “Indentures”) provide that such notes will be senior obligations of the Company and will rank senior in payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the bank credit facility. The Indentures generally permit the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. The Indentures generally limit the ability of the Company to create liens, merge or transfer or sell assets. The Indentures also provide that the holders of the 11 3/4% Senior Secured Notes and the 10 3/8% Series B and Series D Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control in the Company (as defined in the Indentures).

7.5% Subordinated Convertible Debentures.    In July 1996, the Company issued 7.5% Subordinated Convertible Debentures due 2006 (the “7.5% Convertible Debentures”). These debentures were convertible into shares of Common Stock, of the Company at $7.20 per share. The Company could redeem the 7.5% Convertible Debentures when the Common Stock traded above $14.40 for 20 consecutive trading days. In April 2001, the Company redeemed the outstanding 7.5% Convertible Debentures. All debenture holders converted their debentures into Common Stock prior to the redemption date.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, other than the facility it owns in Miami Lakes, Florida that serves as both its corporate offices and a distribution center. The Company’s leased office facilities are located in Stamford, Connecticut and New York, New York in the United States and Australia, Austria, Canada, Denmark, Italy, New Zealand, Puerto Rico, Singapore, South Africa, South Korea, Spain Switzerland and the United Kingdom internationally.

The Company also has leased distribution facilities in Roanoke, Virginia and Miami, Florida. The Company’s rent expense for the fiscal years ended January 31, 2003, 2002 and 2001 was $8.0 million, $7.4 million, and $1.3 million respectively. The Company also leases distribution equipment, office and computer equipment and vehicles. The Company’s aggregate minimum lease payments under its operating and capital leases and commitments under other long-term contractual obligations other than long-term debt at January 31, 2003, are as follows:

(Amounts in thousands)
Fiscal Year	Amount
2004	$16,382
2005	15,233
2006	13,365
2007	10,210
2008	8,629
and thereafter	25,232

Total	$89,051

The Company has an agreement with a non-affiliated third party to manufacture many of its skin care and cosmetic products at a manufacturing plant in Roanoke, Virginia formerly owned by Unilever. The agreement expires on January 31, 2007. Pricing is based on specific fixed and variable cost standards that are established annually. The variable cost standards are dependent on product units manufactured at the facility. If only Company products are manufactured at that facility, the Company is responsible for at least $10 million of fixed costs annually.

The Company manages its information technology infrastructure under various outsourcing agreements with unrelated third party providers that expire in 2005, 2006 and 2007. The Company’s commitments under these contracts total approximately $6 million per year.

In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$36 million at January 31, 2003), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$23 million at January 31, 2003). Management believes that the Company would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit, and the Company is vigorously contesting the matter.

The Company is also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

Income (loss) before income taxes consisted of the following for the years ended January 31, 2003, 2002 and 2001.

	Years Ended January 31,
	2003	2002	2001
(Amounts in thousands)
Income (loss) before income taxes
Domestic	$7,001	$(29,485)	$19,745
Foreign	18,208	(9,366)	1,782

Total income (loss) before income taxes	$25,209	$(38,851)	$21,527

The components of the provision for (benefit from) income taxes for the years ended January 31, 2003, 2002 and 2001 are as follows:

	Years Ended January 31,
	2003	2002	2001
(Amounts in thousands)
Current income taxes:
Federal	$(4,361)	$(6,432)	$7,496
State	144	—	1,902
Foreign	1,689	1,424	482

Total current	(2,528)	(5,008)	9,880

Deferred income taxes:
Federal	7,287	(2,732)	(1,470)
State	1,433	(1,015)	(337)
Foreign	867	(259)	18

Total deferred	9,587	(4,006)	(1,789)

Total	$7,059	$(9,014)	$8,091

At January 31, 2003, applicable United States federal income taxes and foreign withholding taxes had not been provided on approximately $11 million of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. If these earnings were not to be permanently reinvested, the United States federal income taxes would be substantially offset by credits for foreign taxes already paid.

The total income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax to income (loss) before income taxes as follows:

	Years Ended January 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
(Amounts in thousands, except percentages)
Income (loss) at statutory rates	$8,823	35.0%	$(13,598)	35.0%	$7,534	35.0%
State taxes, net of federal benefit	1,025	4.1	(660)	1.7	1,016	4.8
Tax on foreign earnings	(1,588)	(6.3)	4,443	(11.4)	(364)	(1.7)
Change in U.S. valuation allowance	(830)	(3.3)	—	—	—	—
Other	(371)	(1.5)	801	(2.1)	(95)	(0.5)

Total	$7,059	28.0%	$(9,014)	23.2%	$8,091	37.6%

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	January 31,
	2003	2002
(Amounts in thousands)
Deferred tax assets:
Accounts receivable	$579	$810
Accrued expenses	2,027	12,694
Net operating loss carryforwards	4,420	6,681
Inventory	5,608	4,430
Other	350	(2)

Gross deferred tax assets	12,984	24,613

Deferred tax liabilities:
Property and equipment	(1,710)	(1,856)
Foreign exchange gains	(1,441)	—
Intangible assets	(10,682)	(11,581)

Gross deferred tax liabilities	(13,833)	(13,437)

Valuation allowances	(246)	(2,044)

Total net deferred tax (liabilities) assets	$(1,095)	$9,132

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	January 31,
	2003	2002
(Amounts in thousands)
Current net deferred tax assets	$7,614	$15,970
Non-current net deferred tax liabilities	(8,709)	(6,838)

Total net deferred tax (liabilities) assets	$(1,095)	$9,132

At January 31, 2003, the Company had United States federal net operating loss carryforwards of approximately $5 million that will expire, if unused, on or before January 31, 2008, and the Company generated state and local net operating loss carryforwards of approximately $15 million that expire, if unused, between January 31, 2010 and January 31, 2023. The Company believes that it will generate sufficient taxable income to realize the United States net operating loss carryforwards before they expire. Accordingly, during the year ended January 31, 2003, the Company reversed $830,000 of U.S. valuation allowance originally recorded against the net operating losses.

At January 31, 2003, the Company had foreign net operating loss carryforwards of approximately $11 million that expire, if unused, in varying years between January 31, 2004 and January 31, 2010. The Company’s ability to use these foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. During the year ended January 31, 2003, the Company reversed $968,000 of foreign valuation allowances for the net operating losses that the Company utilized before they expired. However, due to the Company’s limited operating history in certain foreign jurisdictions and the uncertainty of achieving sufficient

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

profits to utilize foreign net operating loss carryforwards in these jurisdictions, as of January 31, 2003, the Company has recorded a valuation allowance of $246,000 related to these foreign net operating loss carryforwards.

12.    Related Party Transactions

In March 2002, the Company provided a loan to its current chairman and chief executive officer in the principal amount of $500,000 (the “Note”), which matures on March 31, 2004 and bears quarterly interest at a rate of 5%. This loan replaced earlier loans made by the Company to its chairman and chief executive officer for payment of certain Canadian tax liabilities resulting from his relocation to Florida during the fiscal year ended January 31, 1999. In July 2002, the chairman and chief executive officer repaid to the Company $100,000 of the principal amount of the Note. In accordance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which became law on July 31, 2002, the Company is prohibited from extending loans such as the Note to executive officers and directors. Under the Sarbanes-Oxley Act, the Note is permitted to continue in effect, but may not be renewed or materially modified.

In February 2000, the Company repurchased the 7.5% Convertible Debenture held by its former chairman and a company affiliated with the former chairman of National Trading, Inc. The Company paid $2.65 million to acquire $2.18 million principal amount of 7.5% Convertible Debentures. The purchase price was based on the estimated fair market value of the 7.5% Convertible Debentures on the date of the transaction, which includes consideration for the value of unrealized gain that the chairman could have recognized upon a conversion and sale of the 7.5% Convertible Debentures into Common Stock. As a result of the repurchase, the Company recognized a loss of $468,000 in February 2000.

13.    Supplemental Schedule of Non-cash Financing and Investing Activities

	January 31,
	2003	2002	2001
(Amounts in thousands)
Accretion and dividend on Series D Convertible Preferred Stock	$3,653	$3,438
Repurchase of 10 3/8% Senior Notes, settlement February 2003	5,507
Conversion of 7.5% Convertible Debentures into Common Stock (See Note 9)		2,410	$184
Transactions in connection with the Elizabeth Arden acquisition (See Notes 2 and 14):
Inventories acquired			77,430
Other assets acquired			21,329
Accounts payable to Unilever			12,578
Other liabilities assumed			13,592
Provisions for returns and door closures			26,724
Warrants issued			3,043
Issuance of Series D Convertible Preferred Stock (net of $26.5 million in a beneficial conversion feature)			8,542

14.    Convertible Preferred Stock and Shareholders’ Equity

Convertible Preferred Stock.    At January 31, 2003 and 2002, the Company had outstanding 416,667 shares, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the “Series D Convertible Preferred Stock”), which was issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock, subject to certain restrictions. The holder of the Series D Convertible Preferred Stock was entitled to convert up to 33.33% of its shares after January 23, 2002 and up to 66.66% after January 23, 2003 and will be entitled to convert all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and will be entitled to convert, at the Company’s option subject to restrictions on the payment of dividends under the Amended Credit Facility and the Indentures, in cash or in additional shares of Series D Convertible Preferred Stock. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its bank credit facility and compliance with certain limitations under the Indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The difference between the liquidation value of $50 million and the balance recorded in the Convertible, redeemable preferred stock Series D account on the Company’s Consolidated Balance Sheet is being accreted over the life of the Series D Convertible Preferred Stock. For the year ended January 31, 2003, the Company recorded $1.6 million of accretion and $2.1 million of dividends relating to the Series D Convertible Preferred Stock. For the year ended January 31, 2002, the Company recorded $1.3 million of accretion and $2.1 million of dividends related to the Series D Convertible Preferred Stock.

At January 31, 2000, the Company had outstanding 265,801 shares of Series B Convertible Preferred Stock, $.01 par value per share (“Series B Convertible Preferred”), and 502,520 shares of Series C Convertible Preferred Stock, $.01 par value per share (“Series C Convertible Preferred”). Each share of Series B Convertible Preferred was convertible, at the option of the holder, into 7.12 shares of Common Stock upon payment of $3.30 per share of Common Stock. Each share of Series C Convertible Preferred was convertible, at the option of the holder, into one share of Common Stock upon payment of $5.25 per share of Common Stock. The Series B Convertible Preferred and the Series C Convertible Preferred could be redeemed by January 31, 2005. In connection with the Arden acquisition, an irrevocable notice of redemption was sent to holders of the Series B and Series C Convertible Preferred. Substantially all of the holders of Series B and Series C Convertible Preferred converted their shares into Common Stock. As a result of this conversion, the outstanding Common Stock increased by approximately 2.4 million shares, and the Company received $8.9 million in cash during the fiscal year ended January 31, 2001.

Warrants.    In conjunction with the issuance of the 11 3/4% Senior Secured Notes and the placement of the credit facility related to the cash financing for the Arden acquisition, the Company issued warrants for 209,853 shares of Common Stock. The warrants were exercisable into Common Stock at an exercise price of $.01 per common share and were recorded at fair market value of approximately $3 million. During the fiscal years ended January 31, 2003 and 2002, warrants for 146,897 and 62,956 shares of Common Stock were exercised, respectively.

Performance-Accelerated and other Restricted Common Stock.    During fiscal 2003, the Company granted 504,000 shares of performance-accelerated restricted common stock (“PARS”) to certain key employees. Also during fiscal 2003, the Company granted in March 2002 and September 2002, 77,913 shares and 79,420 shares, respectively, of restricted stock to certain employees that vest one year from the date of grant. See Note 15 to the Notes to Consolidated Financial Statements for further discussion of the impact on shareholders’ equity from the grant of restricted stock.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Earnings (loss) Per Share

Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average shares of outstanding Common Stock. The calculation of diluted earnings per share is similar to basic earnings per share, except that the denominator includes dilutive potential Common Stock, such as stock options, warrants and convertible securities. In addition, for the diluted earnings per share calculation, the interest incurred on the convertible securities, net of tax, and the imputed preferred dividend and accretion is added back to net income. Diluted loss per share equals basic loss per share for the fiscal year ended January 31, 2002, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect. The following table represents the computation of earnings (loss) per share:

	Years Ended January 31,
	2003	2002	2001
(Amounts in thousands, except per share data)
Basic
Net income (loss) attributable to common shareholders	$14,497	$(33,275)	$13,436

Weighted average shares outstanding	17,757	17,309	13,555

Net income (loss) per basic share	$0.82	$(1.92)	$0.99

Diluted
Net income (loss) attributable to common shareholders	$14,497	$(33,275)	$13,436
Add: 7.5% Convertible Debentures interest, net of tax	—	—	110
Add: Accretion & Dividend on Series D Convertible Preferred Stock	3,653	—	—

Net income (loss) as adjusted	$18,150	$(33,275)	$13,546

Weighted average shares outstanding	17,757	17,309	13,555

Effect of diluted securities:
Potential common shares—treasury method	1,276	—	1,598
Assumed conversion of 7.5% Convertible Debentures	—	—	366
Series D Convertible Preferred Stock	4,167	—	101

Dilutive potential common shares	5,443	—	2,065

Weighted average shares and potential dilutive shares	23,200	17,309	15,620

Net income (loss) per diluted share	$0.78	$(1.92)	$0.87

The following table shows the options to purchase shares of Common Stock that were outstanding during the fiscal years ended January 31, 2003, 2002 and 2001, but were not included in the computation of earnings (loss) per diluted share because the option exercise price was greater than the average market price of the common shares:

	Years Ended January 31,
	2003	2002	2001
Number of shares	1,959,257	117,000	497,543

Range of exercise price	$12.50 – $20.64	$18.16 – $20.64	$12.50 – $16.38

16.  Stock Plans

At January 31, 2003, the Company had three stock option plans, one for the benefit of non-employee directors (the “Non-Employee Director Plan”) and two for the benefit of directors, officers, employees and independent contractors: (i) the 1995 Stock Option Plan, and (ii) the 2000

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Incentive Plan. All three stock option plans have been adopted by the Board of Directors of the Company and approved by the Company’s shareholders.

The stock options under the Non-Employee Director Plan are generally exercisable within a year after grant, provided that the grantee is re-elected to the Board. The options granted under the Non-Employee Director Plan are non-qualified under the Internal Revenue Code. The option exercise price cannot be less than the fair value of the underlying Common Stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of Common Stock authorized under the Non-Employee Director Plan is 500,000.

The stock options awarded under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan are exercisable at any time or in any installments as determined by the Compensation Committee of the Board at the time of grant. The options granted under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the Compensation Committee. For incentive stock options, the aggregate fair market value (determined at the grant date) of Common Stock with respect to which such options first become exercisable by a participant of the plan during any calendar year may not exceed $100,000. The number of shares of Common Stock authorized under the 1995 Stock Option Plan is 2,200,000. Stock options for all such shares have been granted. The 2000 Stock Incentive Plan also permits restricted stock grants. The maximum number of shares of Common Stock authorized under the 2000 Stock Incentive Plan is 3,000,000. At January 31, 2003, stock options and restricted stock in the aggregate of 2,944,362 shares were outstanding under the 2000 Stock Incentive Plan.

The option activities of all three stock option plans are as follows:

	Years Ended January 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	3,068,507	$11.45	3,150,541	$10.75	1,093,000	$9.42
Granted	1,007,500	11.78	192,000	17.05	2,174,376	11.21
Exercised	(78,937)	7.56	(256,034)	6.88	(82,169)	5.92
Canceled	(90,628)	11.33	(18,000)	13.31	(34,666)	9.10

Ending outstanding	3,906,442	$11.59	3,068,507	$11.45	3,150,541	$10.75

Exercisable as of January 31	1,939,919		1,381,763		924,841

Weighted average fair value of options granted during the year		$7.51		$10.98		$7.03

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of January 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of January 31, 2003	Weighted Average Exercise Price
$ 6.00 - 10.88	1,062,192	3.90	$7.99	594,223	$7.70
$11.33 - 16.38	2,652,250	7.72	12.58	1,335,362	13.20
$16.90 - 20.64	192,000	8.48	17.88	10,334	20.41

$ 6.00 - 20.64	3,906,442	6.72	$11.59	1,939,919	$11.55

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board of Directors of the Company as described in Note 1. Accordingly, no compensation expense has been recognized during the years ended January 31, 2003, 2002 and 2001 related to the stock options.

The weighted average grant date fair value of options granted during the years ended January 31, 2003, 2002 and 2001 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	65.00%	60.00%	66.00%
Risk-free interest rate	5.17%	4.78%	5.50%
Expected life of options in years	4 - 8	4 - 8	4 - 8

During the fiscal year ended January 31, 2003, the Company issued to employees and independent contractors of the Company a total of 762,684 shares of Common Stock in the form of restricted stock from the treasury under the Company’s 2000 Stock Incentive Plan. Of this amount, 157,333 shares vest one year from the grant date, 101,351 shares vest in equal thirds over a three-year period on the anniversary date of the grants, and 504,000 shares are PARS. PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if the Company’s total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five year period. A new grant of PARS will occur when the initial grant vests. During the restriction period, plan participants are entitled to vote and receive dividends on such shares.

The fair market value of the 157,333 restricted shares that vest one year from the date of grant, in the amount of approximately $1.6 million were recorded as unearned deferred compensation in shareholders’ equity on the balance sheet at January 31, 2003 and is being amortized over the vesting period. The 101,351 restricted shares are being expensed, with a corresponding deferred liability recorded on the consolidated balance sheet, over the period the shares are earned. The fair market value of the PARS on date of grant, approximately $5.7 million, were recorded as unearned deferred compensation in shareholders’ equity on the consolidated balance sheet at January 31, 2003 and are being amortized over the currently expected six-year vesting period.

During the fiscal year ended January 31, 2002, the Company issued to employees and independent contractors of the Company 90,848 shares of Common Stock from the treasury under the Plan. The shares issued vest one year from issuance assuming the employees and independent contractors are still employed or engaged by the Company. During the one-year restriction period, plan participants are entitled to vote and receive dividends on such shares. Upon issuance of 64,181 shares issued pursuant to the Plan, approximately $641,000, was recorded as unearned deferred compensation in shareholders’ equity on the consolidated balance sheet at January 31, 2002 and is being amortized over the vesting period.

Compensation expense for the fiscal years ended January 31, 2003 and 2002, resulting from restricted stock grants to employees and independent contractors of the Company, amounted to approximately $3.0 million and $641,000, respectively.

At January 31, 2003 and 2002, the shares of Common Stock outstanding included 762,684 shares and 90,848 shares, respectively, of restricted stock that are subject to vesting requirements and forfeiture provisions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed consolidated quarterly information as follows:

	January 31, 2003	October 26, 2002	July 27, 2002	April 28, 2002
(Amounts in thousands, except share data)
Net sales	$169,764	$314,807	$127,186	$140,284
Gross profit	67,977	137,069	48,463	53,904
Income (loss) from operations	8,986	69,658	(5,342)	(5,093)
Net income (loss)(1)	481	37,732	(10,134)	(9,929)
(Loss) earnings per common share:
Basic	$(0.02)	$2.07	$(0.62)	$(0.61)

Diluted	$(0.02)	$1.64	$(0.62)	$(0.61)

	January 31, 2002	October 27, 2001	July 28, 2001(2)	April 28, 2001
Net sales(3)	$144,200	$286,202	$114,858	$122,837
Gross profit(3)	46,673	119,465	34,536	44,718
(Loss) income from operations	(11,370)	62,457	(27,806)	(17,418)
Net (loss) income(1)	(19,162)	33,445	(25,986)	(18,134)
(Loss) earnings per common share:
Basic	$(1.14)	$1.85	$(1.53)	$(1.15)

Diluted	$(1.14)	$1.48	$(1.53)	$(1.15)

(1)	Before accretion and dividend on preferred stock.
(2)	Includes pre-tax inventory charge of 10.3 million.
(3)	Restatements of amounts were made for all quarters presented based on EITF No. 01-09 reclassifications. See Note 3 for further discussion.

18.    Condensed Consolidating Financial Information

The following condensed financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Secured Notes that were issued in January 2001, elimination adjustments and the consolidated total. The Company’s direct subsidiaries DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding, Inc., are guarantors of the 11 3/4% Senior Secured Notes. Entities included in this footnote follow the Company’s accounting policies as described in Note 1, except with respect to accounting for investment in guarantor subsidiaries, which the Company has accounted for using the equity method of accounting. Equity income of the guarantor subsidiaries is included in interest and other expense, net. The statement of operations for fiscal year ended January 31, 2002 has been restated for EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” as described in Note 3. All information presented is in thousands.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	January 31, 2003
	Company	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,850	$14,813	$—	$22,663
Accounts receivable, net	71,753	47,091	—	118,844
Inventories	143,339	57,537	—	200,876
Intercompany receivable	(111,166)	111,166	—	—
Deferred income taxes	7,614	—	—	7,614
Prepaid expenses and other assets	10,936	6,361	—	17,297

Total current assets	130,326	236,968	—	367,294

Property and equipment, net	26,705	9,511	—	36,216

Other assets:
Investment in guarantor’s subsidiaries	3,590	—	(3,590)	—
Exclusive brand licenses, trademarks and intangibles, net	33,269	172,265	—	205,534
Other assets	21,888	(3,312)	—	18,576

Total other assets	58,747	168,953	(3,590)	224,110

Total assets	$215,778	$415,432	$(3,590)	$627,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,068	$—	$—	$2,068
Accounts payable—trade	72,980	7,017	—	79,997
Intercompany payable	(380,835)	380,835	—	—
Other payables and accrued expenses	43,552	22,846	—	66,398
Current portion of long-term debt	2,370	—	—	2,370

Total current liabilities	(259,865)	410,698	—	150,833

Long-term debt	317,959	—	—	317,959
Deferred income taxes and other	10,206	1,144	—	11,350

Total liabilities	68,300	411,842	—	480,142

Convertible, redeemable preferred stock	15,634	—	—	15,634

Shareholders’ equity	131,844	3,590	(3,590)	131,844

Total liabilities and shareholders’ equity	$215,778	$415,432	$(3,590)	$627,620

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	January 31, 2002
	Company	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,616	$12,297	$—	$15,913
Accounts receivable, net	47,543	32,177	—	79,720
Inventories	152,883	39,853	—	192,736
Intercompany receivable	615,368	(388,272)	(227,096)	—
Deferred income taxes	15,970	—	—	15,970
Prepaid expenses and other assets	16,133	8,239	—	24,372

Total current assets	851,513	(295,706)	(227,096)	328,711

Property and equipment, net	29,403	8,865	—	38,268

Other assets:
Investment in guarantor’s subsidiaries	(4,497)	—	4,497	—
Exclusive brand licenses, trademarks and intangibles, net	38,624	173,387	—	212,011
Other assets	22,771	(4,996)	—	17,775

Total other assets	56,898	168,391	4,497	229,786

Total assets	$937,814	$(118,450)	$(222,599)	$596,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$7,700	$—	$—	$7,700
Accounts payable—trade	60,228	8,922	—	69,150
Intercompany payable	357,972	(130,876)	(227,096)	—
Other payables and accrued expenses	52,271	6,988	—	59,259
Current portion of long-term debt	2,312	—	—	2,312

Total current liabilities	480,483	(114,966)	(227,096)	138,421

Long-term debt	326,121	—	—	326,121
Deferred income taxes and other	7,296	1,013	—	8,309

Total liabilities	813,900	(113,953)	(227,096)	472,851

Convertible, redeemable preferred stock	11,980	—	—	11,980

Shareholders’ equity	111,934	(4,497)	4,497	111,934

Total liabilities and shareholders’ equity	$937,814	$(118,450)	$(222,599)	$596,765

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	For the Year Ended January 31, 2003
	Company	Guarantors	Eliminations	Consolidated
Net sales	$509,467	$255,165	$(12,591)	$752,041
Cost of sales	328,283	116,345	—	444,628

Gross profit	181,184	138,820	(12,591)	307,413
Selling, general and administrative expenses	130,079	99,016	(12,591)	216,504
Depreciation and amortization	15,481	7,219	—	22,700

Income from operations	35,624	32,585	—	68,209
Interest and other expense, net	(12,584)	(24,837)	(5,579)	(43,000)

Income before income taxes	23,040	7,748	(5,579)	25,209
Provision for income taxes	4,890	2,169	—	7,059

Net income	$18,150	$5,579	$(5,579)	$18,150

Statement of Operations

	For the Year Ended January 31, 2002
	Company	Guarantors	Eliminations	Consolidated
Net sales	$465,400	$233,790	$(31,093)	$668,097
Cost of sales	330,307	92,398	—	422,705

Gross profit	135,093	141,392	(31,093)	245,392
Selling, general and administrative expenses	127,030	113,007	(31,093)	208,944
Depreciation and amortization	18,099	12,486	—	30,585

(Loss) income from operations	(10,036)	15,899	—	5,863
Interest and other expense, net	(27,657)	(20,949)	3,892	(44,714)

Loss before income taxes	(37,693)	(5,050)	3,892	(38,851)
Benefit from income taxes	(7,856)	(1,158)	—	(9,014)

Net loss	$(29,837)	$(3,892)	$3,892	$(29,837)

Statement of Operations

	For the Year Ended January 31, 2001
	Company	Guarantors	Eliminations	Consolidated
Net sales	$368,608	$4,025	$—	$372,633
Cost of sales	275,633	962	—	276,595

Gross profit	92,975	3,063	—	96,038
Selling, general and administrative expenses	42,370	750	—	43,120
Depreciation and amortization	11,950	174	—	12,124

Income from operations	38,655	2,139	—	40,794
Interest and other expense, net	(17,629)	104	(1,742)	(19,267)

Income before income taxes	21,026	2,243	(1,742)	21,527
Provision for income taxes	7,590	501	—	8,091

Net income	$13,436	$1,742	$(1,742)	$13,436

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flow

	For the Year Ended January 31, 2003
	Company	Guarantors	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$20,339	$8,281	$—	$28,620

Investing Activities:
Additions to property and equipment, net of disposals	(3,992)	(5,765)	—	(9,757)
Acquisition of trademarks and intangibles	(3,250)	—	—	(3,250)

Net cash used in investing activities	(7,242)	(5,765)	—	(13,007)

Financing Activities:
Net payments on short-term debt	(5,632)	—	—	(5,632)
Payments on long-term debt	(2,371)	—	—	(2,371)
Payments for debt financing	(2,192)	—	—	(2,192)
Proceeds from the exercise of stock options	601	—	—	601
Proceeds from the exercise of stock purchase warrants	1	—	—	1
Repurchase of common stock	(160)	—	—	(160)

Net cash used in financing activities	(9,753)	—	—	(9,753)
Effect of exchange rate changes on cash and cash equivalents	890	—	—	890
Net increase in cash and cash equivalents	4,234	2,516	—	6,750
Cash and cash equivalents at beginning of year	3,616	12,297	—	15,913

Cash and cash equivalents at end of year	$7,850	$14,813	$—	$22,663

Statement of Cash Flow

	For the Year Ended January 31, 2002
	Company	Guarantors	Eliminations	Consolidated
Operating Activities:
Net cash provided by (used in) operating activities	$9,834	$(1,181)	$—	$8,653

Investing Activities:
Additions to property and equipment, net of disposals	(3,230)	(6,742)	—	(9,972)
Sale of trademarks and intangibles	—	6,529	—	6,529

Net cash used in investing activities	(3,230)	(213)	—	(3,443)

Financing Activities:
Net payments from short-term debt	(15,245)	—	—	(15,245)
Payments on long-term debt	(1,187)	—	—	(1,187)
Proceeds from the exercise of stock options	2,184	—	—	2,184
Proceeds from the exercise of stock purchase warrants	8,288	—	—	8,288
Repurchase of common stock	(401)	—	—	(401)

Net cash used in financing activities	(6,361)	—	—	(6,361)
Effect of exchange rate changes on cash and cash equivalents	(631)	—	—	(631)
Net decrease in cash and cash equivalents	(388)	(1,394)	—	(1,782)
Cash and cash equivalents at beginning of year	4,004	13,691	—	17,695

Cash and cash equivalents at end of year	$3,616	$12,297	$—	$15,913

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flow

	For the Year Ended January 31, 2001
	Company	Guarantors	Eliminations	Consolidated
Operating Activities:
Net cash provided by operating activities	$12,374	$13,691	$—	$26,065

Investing Activities:
Additions to property and equipment, net of disposals	(5,207)	—	—	(5,207)
Acquisition of the Elizabeth Arden business	(204,676)	—	—	(204,676)

Net cash used in investing activities	(209,883)	—	—	(209,883)

Financing Activities:
Net payments from short-term debt	22,945	—	—	22,945
Payments on long-term debt	(4,118)	—	—	(4,118)
Payment for debt refinancing	(8,564)	—	—	(8,564)
Proceeds from the issuance of senior notes	160,000	—	—	160,000
Proceeds from the exercise of stock options	486	—	—	486
Proceeds from the exercise of stock purchase warrants	675	—	—	675
Proceeds from the conversion of preferred stock	8,884	—	—	8,884
Repurchase of common stock	(939)	—	—	(939)

Net cash used in financing activities	179,369	—	—	179,369
Net (decrease) increase in cash and cash equivalents	(18,140)	13,691	—	(4,449)
Cash and cash equivalents at beginning of year	22,144	—	—	22,144

Cash and cash equivalents at end of year	$4,004	$13,691	$—	$17,695

19.    Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement No. 143 (SFAS No.143), “Accounting for Asset Retirement Obligations,” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for the Company on February 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued Financial Accounting Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The objectives of SFAS No. 146 are to address financial accounting and reporting for costs associated with exit or disposal activities, and it nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146 requirements that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 will be effective for the Company for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Financial Accounting Statement No. 148 (SFAS No. 148), “Accounting for Stock–Based Compensation–Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation,” to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of January 31, 2003, the Company has elected not to make a change to the fair market value of accounting for stock based compensation. However, the Company did adopt the disclosure provision of SFAS No. 148. The Company will continue to account for employee stock options under the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations, under which no compensation cost was required to be recognized by the Company for the periods presented.

20.    Geographic Information

The Company manages its business on the basis of one reportable operating segment. Prior to the Arden acquisition, the Company’s international net sales were not material. During the year ended January 31, 2003, the Company sold its products in over 90 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland and through third party distributors. The Company’s international operations are subject to volatility because of foreign currency exchange rate changes, inflation and changes in political and economic conditions in the countries in which it operates. The value of international assets are affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 1.

	Years Ended January 31,
	2003	2002	2001
(Amounts in thousands)
Net sales:
United States	$509,467	$465,430	$368,630
International	242,574	202,667	4,003

Total	$752,041	$668,097	$372,633

	January 31,
	2003	2002	2001
Long-lived assets:
United States(1)	$248,505	$258,997	$280,519
International(2)	11,821	9,057	7,841

Total	$260,326	$268,054	$288,360

(1)	Primarily exclusive brand licenses, trademarks, and intangibles, net and property and equipment, net.
(2)	Primarily property and equipment, net.

	Years Ended January 31,
	2003	2002	2001
Classes of similar products (net sales):
Fragrance	$579,076	$505,316	$372,633
Skin care	110,766	104,332	—
Cosmetics	62,199	58,449	—

Total	$752,041	$668,097	$372,633

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item has been previously reported in the Company’s Current Report on Form 8-K dated July 13, 2001, which was filed on July 20, 2001, and will also be contained in the Company’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be held on June 25, 2003 (the “Proxy Statement”).

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference, provided that the Compensation Committee Report and Performance Graph, which will be contained in the Proxy Statement, shall not be deemed to be incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference.

ITEM 14.    CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a—14 of the Securities Exchange Act of 1934, as amended within 90 days of the filing of this report (the “Evaluation Date”). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

The Company’s Chairman and Chief Executive Office and Executive Vice President and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements—The consolidated financial statements and Report of Independent Accountants are listed in the “Index to Financial Statements and Schedules” on page 16 and included on pages 29 through 61.

2.	Financial Statement Schedules—All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits including those incorporated by reference.

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of the Company dated January 24, 2001 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

3.2

Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.3 filed as part of the Company’s Form 10-Q for the quarter ended October 31, 2000 (Commission File No. 1-6370)).

4.1

Indenture, dated as of May 13, 1997, between the Company and HSBC Bank USA (formerly Marine Midland Bank), as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated May 13, 1997 (Commission File No. 1-6370)).

4.2

Second Supplemental Indenture, dated as of January 23, 2001, to Indenture dated as of May 13, 1997, by and among the Company, the guarantors signatory thereto and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

4.3

Indenture, dated as of April 27, 1998, between the Company and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated April 27, 1998 (Commission File No. 1-6370)).

4.4

Second Supplemental Indenture, dated as of January 23, 2001, to Indenture dated as of April 27, 1998, by and among the Company, the guarantors signatory thereto and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.4 filed as part of the Company’s Registration Statement on Form S-4 on February 21, 2001 (Registration No. 333-55310)).

4.5

Indenture, dated as of January 23, 2001, among the Company, FD Management, Inc., DF Enterprises, Inc., FFI International, Inc., Elizabeth Arden GmbH, as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

4.6

Security Agreement, dated as of January 23, 2001, made by the Company and certain of its subsidiaries in favor of HSBC Bank USA, as collateral agent (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

4.7

Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

Exhibit Number	Description

4.8

Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

10.1	2000 Stock Incentive Plan (incorporated herein by reference to Exhibit E filed as a part of the Company’s Proxy Statement on December 12, 2000 (Commission File No. 1-6370)).

10.2	Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit F filed as a part of the Company’s Proxy Statement on December 12, 2000 (Commission File No. 1-6370)).

10.3	Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company’s Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

10.4	2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A filed as part of the Company’s Proxy Statement on May 17, 2002 (Commission File No. 1-6370)).

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Deloitte & Touche LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b) Reports on Form 8-K.

A current report on Form 8-K dated December 4, 2002 was filed on December 6, 2002, reporting the issuance of a news release to (i) report the operating results for the Company’s third quarter ended October 27, 2002, and (ii) provide sales and EBITDA (earnings before interest, taxes, depreciation and amortization) guidance for the remainder of fiscal year 2003 under Item 9. Regulation FD Disclosure and attaching the press release dated December 4, 2002.

A current report on Form 8-K dated December 30, 2002 was filed on December 30, 2002, reporting the execution of an amended and restated credit facility under Item 5. Other events and attaching the amended and restated credit agreement and a press release dated December 30, 2002 relating to such amendment.

(c) Exhibits to Form 10-K.

See Item 15(a)3.

(d) Financial Statement Schedules.

See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of April 2003.

ELIZABETH ARDEN, INC.

By:	/s/ E. SCOTT BEATTIE
E. Scott Beattie Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. SCOTT BEATTIE E. Scott Beattie	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2003

/s/ STEPHEN J. SMITH Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2003

/s/ FRED BERENS Fred Berens	Director	April 29, 2003

/s/ GEORGE DOOLEY George Dooley	Director	April 29, 2003

/s/ WILLIAM M. TATHAM William M. Tatham	Director	April 29, 2003

/s/ RICHARD C.W. MAURAN Richard C.W. Mauran	Director	April 29, 2003

/s/ J.W. NEVIL THOMAS J.W. Nevil Thomas	Director	April 29, 2003

CERTIFICATION

I, E. Scott Beattie, certify that:

1.	I have reviewed this annual report on Form 10-K of Elizabeth Arden, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

/s/ E. SCOTT BEATTIE
E. Scott Beattie Chief Executive Officer

I, Stephen J. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Elizabeth Arden, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ STEPHEN J. SMITH
Stephen J. Smith Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Deloitte & Touche LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.