Form 10-Q
period 2003-04-26
ELIZABETH ARDEN INC
filed 2003-06-09
CIK 95052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 26, 2003

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding at
                  Class                          June 6, 2003
                  -----                        -----------------
       Common Stock, $.01 par value             18,909,074 shares

                             ELIZABETH ARDEN, INC.

                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                      Page No.

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Operations
         Three Months Ended April 26, 2003 and April 27, 2002. . . .     3

         Consolidated Balance Sheets
         April 26, 2003 (Unaudited) and January 31, 2003 . . . . . .     4

         Unaudited Consolidated Statement of Shareholders' Equity
         Three Months Ended April 26, 2003 . . . . . . . . . . . . .     5

         Unaudited Consolidated Statements of Cash Flow
         Three Months Ended April 26, 2003 and April 27, 2002. . . .     6

         Notes to Unaudited Consolidated Financial Statements. . . .     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .    16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.    21

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . .    22


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (Dollars in thousands except per share data)

                                                Three Months Ended
                                         April 26, 2003    April 27, 2002
                                         --------------    --------------
Net sales                                   $134,754          $140,284
Cost of sales (excludes
 depreciation of $785 and $1,016,
 respectively, included below)                86,022            86,379
                                            --------          --------
Gross profit                                  48,732            53,905

Selling, general and administrative           55,609            53,630
Depreciation and amortization                  5,129             5,368
                                            --------          --------
Loss from operations                         (12,006)           (5,093)

Other income (expense):
   Interest expense                          (10,134)          (10,404)
   Other                                         152               (19)
                                            --------          --------
      Other income (expense)                  (9,982)          (10,423)

Loss before income taxes                     (21,988)          (15,516)
Benefit from income taxes                     (6,313)           (5,587)
                                            --------          --------
Net loss                                     (15,675)           (9,929)
Accretion and dividend on
 preferred stock                                 976               914
                                            --------          --------
Net loss attributable to common
 shareholders                               $(16,651)         $(10,843)
                                            ========          ========
Loss per common share:
   Basic                                    $  (0.93)         $  (0.61)
                                            ========          ========
   Diluted                                  $  (0.93)         $  (0.61)
                                            ========          ========

Weighted average number of
 common shares:
   Basic                                  17,888,716        17,711,733
                                          ==========        ==========
   Diluted                                17,888,716        17,711,733
                                          ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                               3

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                     As of
                                         April 26, 2003  January 31, 2003
                                         --------------  ----------------
                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $ 20,933        $ 22,663
  Accounts receivable, net                    127,476         118,844
  Inventories                                 215,453         200,876
  Deferred income taxes                         7,614           7,614
  Prepaid expenses and other assets            20,572          17,297
                                             --------        --------
     Total current assets                     392,048         367,294
                                             --------        --------

Property and equipment, net                    34,963          36,216
                                             --------        --------
Other assets:
  Exclusive brand licenses,
   trademarks and intangibles, net            203,200         205,534

  Debt financing costs                         13,495          13,978
  Other                                         4,788           4,598
                                              --------        --------
     Total other assets                       221,483         224,110
                                              --------        --------
     Total assets                            $648,494        $627,620
                                             ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                            $ 59,500        $  2,068
  Accounts payable   trade                     76,121          79,997
  Other payables and accrued expenses          54,072          66,398
  Current portion of long-term debt             2,374           2,370
                                             --------        --------
     Total current liabilities                192,067         150,833
                                             --------        --------

Long-term debt                                312,523         317,959
Deferred income taxes and other                11,134          11,350
                                             --------        --------
     Total long-term liabilities              323,657         329,309
                                             --------        --------
     Total liabilities                        515,724         480,142
                                             --------        --------
Commitments and contingencies
 (See Note 7)

Convertible, redeemable preferred
 stock, Series D, $.01 par value
 (liquidation preference of $50,000);
 1,000,000 shares authorized; 421,875
 and 416,667 shares issued and
 outstanding, respectively                     16,609          15,634
                                             --------        --------
Shareholders' equity:
Common stock, $.01 par value,
 50,000,000 shares authorized;
 18,804,557 and 18,809,952 shares
 issued, respectively                             188             188






Additional paid-in capital                     89,989          89,782
Retained earnings                              33,037          49,688
Treasury stock (234,741 and 290,299
 shares at cost, respectively)                 (1,989)         (2,336)

Accumulated other comprehensive
 income                                           444               5
Unearned deferred compensation                 (5,508)         (5,483)
                                             --------        --------
Total shareholders' equity                    116,161         131,844
                                             --------        --------
Total liabilities and shareholders'
 equity                                      $648,494        $627,620
                                             ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                       4

                            ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                    (Amounts in thousands)

                      Common Stock     Additional                             Accumulated
                      ------------      Paid-In      Retained    Treasury    Comprehensive
                     Shares  Amount     Capital      Earnings     Stock          Loss
                     ---------------------------------------------------------------------
Balance at
 January 31, 2003    18,810   $188      $89,782      $49,688     $(2,336)        $  5

Issuance of common
 stock upon exercise
 of stock options         1     --            4           --          --           --

Issuance of
 restricted stock,
 net of forfeitures      (6)    --          203           --         347           --

Amortization of
 unearned deferred
 compensation, net
 of forfeitures          --     --           --           --          --           --

Accretion and
 dividend on Series
 D preferred stock       --     --           --         (976)         --           --

Comprehensive loss:
  Net loss               --     --           --      (15,675)         --           --
  Foreign currency
   translation           --     --           --           --          --          439
                     ---------------------------------------------------------------------
Total comprehensive
 loss                    --     --           --      (15,675)         --          439
                     ---------------------------------------------------------------------
Balance at
 April 26, 2003      18,805   $188      $89,989      $33,037     $(1,989)        $444
                     =====================================================================

RESTUBBED TABLE
CONTINUED FROM ABOVE

                                      Total
                        Unearned      Share-
                        Deferred      holders'
                      Compensation    Equity
                      ------------------------
Balance at
 January 31, 2003       $(5,483)      $131,844

Issuance of common
 stock upon exercise
 of stock options            --              4

Issuance of
 restricted stock,
 net of forfeitures        (557)            (7)

Amortization of
 unearned deferred
 compensation, net
 of forfeitures             532            532



Accretion and
 dividend on Series
 D preferred stock           --           (976)

Comprehensive loss:
  Net loss                   --        (15,675)
  Foreign currency
   translation                             439
                      ------------------------
Total comprehensive
 loss                        --         15,236
                      ------------------------
Balance at
 April 26, 2003         $(5,508)      $116,161
                      ========================

The accompanying notes are an integral part of the consolidated financial statements.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                  Three Months Ended
                                             April 26, 2003   April 27, 2002
                                             --------------   --------------
Operating Activities:
  Net loss                                      $(15,675)        $ (9,929)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                 5,129            5,368
     Amortization of senior note offering
      costs and note premium                         772              643
     Amortization of unearned deferred
      compensation                                   532              291

  Changes in assets and liabilities:
     Increase in accounts receivable              (8,632)         (38,449)
     Increase in inventories                     (14,577)          (1,376)
     Increase in prepaid expenses and
      other assets                                (3,877)          (4,639)
     Decrease in accounts payable                 (3,876)          (3,698)
     (Decrease) increase in other payables
      and accrued expenses                        (7,043)           9,720
     Other                                           700              705
                                                --------         --------
        Net cash used in
         operating activities                    (46,547)         (41,364)
Investing Activities:
  Additions to property and equipment             (1,501)          (2,176)
                                                --------         --------
        Net cash used in
         investing activities                     (1,501)          (2,176)
                                                --------         --------
Financing Activities:
  Proceeds from short-term debt                   57,436           56,875
  Payments on long-term debt                     (10,861)             (49)
  Proceeds from the exercise of stock options          4               42
                                                --------         --------
        Net cash provided by
         financing activities                     46,579           56,868
Effect of exchange rate changes on cash and
 cash equivalents                                   (261)            (191)
Net (decrease) increase in cash and cash
 equivalents                                      (1,730)          13,137
Cash and cash equivalents at
 beginning of period                              22,663           15,913
                                                --------         --------
Cash and cash equivalents at
 end of period                                  $ 20,933         $ 29,050
                                                ========         ========
Supplemental Disclosure of Cash Flow
 Information:
  Interest paid during the period               $ 10,375         $ 10,333
                                                ========         ========
 Income taxes paid during the period            $      8         $     33
                                                ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND BASIS OF PRESENTATION

      Elizabeth Arden, Inc. (the "Company") is a manufacturer and marketer of prestige fragrances, skin treatment and cosmetic products to retailers in the United States and over 90 countries internationally. The Company was formerly known as French Fragrances, Inc., until the acquisition of the Elizabeth Arden business on January 23, 2001 (the "Arden acquisition") following which the name of the Company was then changed to Elizabeth Arden, Inc.

      The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2003, filed with the Commission.

      The consolidated balance sheet of the Company as of January 31, 2003 is audited. The other consolidated financial statements are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year ending January 31, 2004.

NOTE 2.   STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148,
"Accounting for Stock-Based Compensation   Transition and Disclosure   an
Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company has three stock option plans. As of April 26, 2003 the Company has elected not to make a change to the fair market value of accounting. The Company will continue to account for these plans under the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net loss and net loss attributable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   STOCK-BASED COMPENSATION   (Continued)

                                                 Three Months Ended
(Dollars in thousands except               April 26, 2003    April 27, 2002
 per share data)                           --------------    --------------
      Net loss attributable to common
       shareholders, as reported              $(16,651)         $(10,843)
      Stock-based employee compensation
       cost, net of tax, determined
       under fair value-based method            (1,181)           (1,313)
                                              --------          --------
      Pro forma net loss attributable to
       common shareholders                    $(17,832)         $(12,156)
                                              ========          ========
      Loss per common share
        Basic
          As reported                         $  (0.93)         $  (0.61)
          Pro forma                           $  (1.00)         $  (0.69)

        Diluted
          As reported                         $  (0.93)         $  (0.61)
          Pro forma                           $  (1.00)         $  (0.69)

NOTE 3.   RECENTLY ADOPTED ACCOUNTING STANDARDS

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for the Company on February 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's Consolidated Financial Statements.

NOTE 4.   INVENTORIES

      The components of inventory were as follows:

      (Dollars in thousands)       April 26, 2003    January 31, 2003
                                   --------------    ----------------
      Raw materials                   $ 43,028           $ 35,500
      Work in progress                  18,929             19,792
      Finished goods                   153,496            145,584
                                      --------           --------
                                      $215,453           $200,876
                                      ========           ========

NOTE 5.   SHORT-TERM DEBT

      The Company has a revolving credit facility with a syndicate of banks, for which JP Morgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis up to $200 million with a $25 million sublimit for letters of credit (the "Credit Facility"). The Credit Facility matures in January 2006 and is guaranteed by certain of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company's 10 3/8% Senior Notes due 2007 and the 11 3/4% Senior Secured Notes due 2011.

      The Credit Facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that applies only if average borrowing availability declines to less than $50 million. No financial covenant was applicable for the three months ended April 26, 2003. The Credit Facility prohibits the payment of dividends on the Company's common stock, $.01 par value per share ("Common Stock"), and other distributions to common shareholders and restricts the Company from incurring additional non-trade indebtedness, except that the Company is permitted to repurchase up to $4 million of Common Stock.

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   SHORT-TERM DEBT   (Continued)

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to the Company's ratio of consolidated debt to EBITDA (net income plus the provision for income taxes or net loss less the benefit from income taxes, plus interest expense, plus depreciation and amortization). At the Company's option, the Applicable Margin may be applied to either the LIBOR or the prime rate. The Applicable Margin for LIBOR and prime rate borrowings ranges from 2.25% to 3.00% and .5% to 1.25%, respectively. As of April 26, 2003, the Applicable Margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. The commitment fee on the unused portion of the Amended Credit Facility ranges from .375% to .5% per year.

      As of April 26, 2003, the Company had an outstanding balance under the Credit Facility of $59.5 million and outstanding letters of credit of $133,000, as compared with a balance of $2.1 million and letters of credit of $286,000 outstanding as of January 31, 2003. As of April 26, 2003, the remaining availability under the Credit Facility, based upon eligible receivables and inventories, was approximately $78 million.

NOTE 6.   LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

(Dollars in thousands)
   Description                          April 26, 2003    January 31, 2003
   -----------                          --------------    ----------------
   10 3/8% Senior Notes due May 2007       $145,595           $150,977
   11 3/4% Senior Secured Notes
    due May 2011                            160,000            160,000
   8.5% Subordinated Debentures
    payable in equal installments
    due May 2003 and 2004                     4,314              4,314
   8.84% Miami Lakes Facility
    Mortgage Note due July 2004               4,988              5,038
   Total long-term debt                     314,897            320,329
   Less current portion of
    long-term debt                            2,374              2,370
                                           --------           --------
   Long-term debt, net                     $312,523           $317,959
                                           ========           ========

NOTE 7.   COMMITMENTS AND CONTINGENCIES

      In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$38 million at April 26, 2003), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$24 million at April 26, 2003). Management believes that the Company would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit, and the Company is vigorously contesting the matter.

      The Company is also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.


NOTE 8.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

      Convertible Preferred Stock. At April 26, 2003 and January 31, 2003, the Company had outstanding 421,875 and 416,667 shares, respectively, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock") that was issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions. The holder of the Series D Convertible Preferred Stock was entitled to convert up to 33.33% of its shares after January 23, 2002 and up to 66.66% after January 23, 2003 and will be entitled to convert all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY   (Continued)

liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and will be payable quarterly, at the Company's option, in cash or in additional shares of Series D Convertible Preferred Stock, subject to restrictions on the payment of dividends under the Amended Credit Facility and the Indentures. On March 17, 2003, the Company issued to an affiliate of Unilever 5,208 shares of Series D Convertible Preferred Stock as payment of the quarterly dividend. No beneficial conversion was recorded as the amount of the quarterly dividend associated with the Series D Convertible Preferred Stock approximated the fair value of the common shares to be received upon conversion. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its Credit Facility and compliance with certain limitations under the Indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The difference between the liquidation value of $50 million and the balance recorded in the Convertible, redeemable preferred stock Series D account on the Company's Consolidated Balance Sheet is being accreted over the life of the Series D Convertible Preferred Stock. For the three months ended April 26, 2003 and April 27, 2002, the aggregate accretion and dividend relating to the Series D Convertible Preferred Stock was approximately $976,000 and $914,000, respectively.

      Performance-Accelerated and other Restricted Common Stock. During the three months ended April 26, 2003, the Company granted 76,702 shares of restricted stock to certain employees that vest one year from the date of grant. At April 26, 2003, these restricted shares were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $782,000 ($557,000 net of forfeitures from prior grants) on the balance sheet and are being amortized over the vesting period. During the fiscal year ended January 31, 2003, the Company granted 157,333 shares of restricted stock to certain employees that vest one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders' equity on the balance sheet of January 31, 2003 in the amount of approximately $1.6 million.

      Also, during the fiscal year ended January 31, 2003, the Company granted 504,000 shares of performance-accelerated restricted stock ("PARS") to certain key employees. PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four, or five years from the date of grant if the Company's total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS were recorded as unearned deferred compensation in the amount of $5.7 million on the balance sheet at January 31, 2003, and are being amortized over the currently expected six-year vesting period.

      At April 26, 2003 and January 31, 2003, the shares of Common Stock outstanding included 639,291 shares and 661,333 shares, respectively, of restricted stock that are subject to vesting requirements and forfeiture provisions. Compensation expense for the three months ended April 26, 2003 and April 27, 2002 related to the PARS and the restricted stock granted to employees, net of forfeitures, amounted to approximately $532,000 and $291,000, respectively.

NOTE 9.   LOSS PER SHARE

      Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average shares of outstanding Common Stock. Diluted loss per share equals basic loss per share for the three months ended April 26, 2003 and April 27, 2002, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   LOSS PER SHARE   (Continued)

        The following table represents the computation of loss per share (in thousands except per share data):

                                                 Three Months Ended
                                          April 26, 2003     April 27, 2002
                                          --------------     --------------
     Basic
       Net loss attributable to common
        shareholders                         $(16,651)          $(10,843)
                                             ========           ========
       Weighted average shares
        outstanding                            17,889             17,712
                                             ========           ========
       Net loss per basic share              $  (0.93)          $  (0.61)
                                             ========           ========
     Diluted
      Net loss attributable to common
       shareholders                          $(16,651)          $(10,843)
      Accretion and Dividend on
       Series D Convertible Preferred
       Stock                                       --
                                             --------           --------
         Net loss as adjusted                $(16,651)          $(10,843)
                                             ========           ========
      Weighted average shares outstanding      17,889             17,712
                                             --------           --------
      Potential common shares -
       treasury method                              -                 --
      Assumed conversion of 7.5%
       Convertible Subordinated
       Debentures                                  --                 --
      Series D Convertible Preferred
       Stock                                        -                  -
                                             --------           --------
      Weighted average shares and
       potential dilutive shares               17,889             17,712
                                             ========           ========
         Net loss per diluted share          $  (0.93)          $  (0.61)
                                             ========           ========

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three months ended April 26, 2003 and April 27, 2002 where the option exercise price was greater than the average market price of the common shares over the applicable period:

                                          Three Months Ended
                                   April 26, 2003    April 27, 2002
                                   --------------    --------------
        Number of shares              2,748,750         2,828,250
                                   ===============   ===============
        Range of exercise price    $10.88 - $20.64   $11.33 - $20.64
                                   ===============   ===============

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Secured Notes due 2011 which were issued to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business in January 2001, elimination adjustments and the consolidated total. The Company's direct subsidiaries DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding, Inc., are guarantors of the 11 3/4% Senior Secured Notes. Entities included in this footnote follow the Company's accounting policies except with respect to accounting for investment in guarantors' subsidiaries, which the Company has accounted for using the equity method of accounting. Equity income of the guarantors subsidiaries is included in interest and other expense, net. All information presented is in thousands.

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

                                            Three Months Ended
Statement of Operations                       April 26, 2003
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
  Net sales                 $ 83,547    $53,803      $(2,596)     $134,754
  Cost of sales               62,089     23,933           --        86,022
                            --------    -------      -------      --------
  Gross profit                21,458     29,870       (2,596)       48,732

  Selling, general and
   administrative             29,248     28,957       (2,596)       55,609
  Depreciation and
   amortization                3,279      1,850           --         5,129
                            --------    -------      -------      --------
  Loss from operations       (11,069)      (937)           -       (12,006)
  Interest and other
   income (expense)           (8,673)    (6,887)       5,578        (9,982)
                            --------    -------      -------      --------
  Loss before income taxes   (19,742)    (7,824)       5,578       (21,988)
  Benefit from income taxes   (4,067)    (2,246)          --        (6,313)
                            --------    -------      -------      --------
  Net loss                  $(15,675)   $(5,578)     $ 5,578      $(15,675)
                            ========    =======      =======      ========

                                            Three Months Ended
Statement of Operations                       April 27, 2002
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
  Net sales                  $86,340    $62,274     $(8,330)      $140,284
  Cost of sales               60,320     26,059          --         86,379
                             -------    -------     -------       --------
  Gross profit                26,020     36,215      (8,330)        53,905

  Selling, general and
   administrative             29,151     32,809      (8,330)        53,630
  Depreciation and
   amortization                4,064      1,304          --          5,368
                             -------    -------     -------       --------
  Loss from operations        (7,195)     2,102           -         (5,093)
  Interest and other
   income (expense)           (6,857)    (6,168)      2,602        (10,423)
                             -------    -------     -------       --------
  Loss before income taxes   (14,052)    (4,066)      2,602        (15,516)
  Benefit from income taxes   (4,123)    (1,464)          -         (5,587)
                             -------    -------     -------       --------
  Net loss                   $(9,929)   $(2,602)    $ 2,602       $ (9,929)
                             =======    =======     =======       ========

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

                                                   As of
Balance Sheet                                  April 26, 2003
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents  $ 12,913  $   8,020    $     -      $ 20,933
  Accounts receivable, net     74,339     53,137          -       127,476
  Inventories                 153,457     61,996          -       215,453
  Intercompany receivable     283,615   (283,615)         -            --
  Deferred income taxes         7,614          -         --         7,614
  Prepaid expenses and
   other assets                11,249      9,323         --        20,572
                             --------  ---------    -------      --------
     Total current assets     543,187   (151,139)        --       392,048
                             --------  ---------    -------      --------

Property and equipment, net    25,998      8,965         --        34,963
                             --------  ---------    -------      --------
Other assets:
  Investment in guarantors'
   subsidiaries                (1,549)        --      1,549            --
  Exclusive brand licenses,
   trademarks and
   intangibles, net            31,413    171,787          -       203,200
  Other assets                 15,884      2,399         --        18,283
                             --------  ---------    -------      --------
     Total other assets        45,748    174,186      1,549       221,483
                             --------  ---------    -------      --------
Total assets                 $614,933  $  32,012    $ 1,549      $648,494
                             ========  =========    =======      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt            $ 59,500  $      --    $    --      $ 59,500
  Accounts payable   trade     67,752      8,369         --        76,121
  Other payables and
   accrued expenses            30,052     24,020         --        54,072
  Current portion of
   long-term debt               2,374          -          -         2,374
                             --------  ---------    -------      --------
     Total current
      liabilities             159,678     32,389         --       192,067

Long-term debt                312,523         --         --       312,523
Deferred income taxes and
 other                          9,962      1,172          -        11,134
     Total liabilities        482,163     33,561         --       515,724

Convertible, redeemable
 preferred stock               16,609                     -        16,609
                             --------  ---------    -------      --------
Shareholders' equity          116,161    (1,549)      1,549       116,161
                             --------  ---------    -------      --------
Total liabilities and
 shareholders' equity        $614,933  $  32,012    $ 1,549      $648,494
                             ========  =========    =======      ========

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

                                                   As of
Balance Sheet                                January 31, 2003
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents  $  7,850  $ 14,813      $    --      $ 22,663
  Accounts receivable, net     71,753    47,091           --       118,844
  Inventories                 143,339    57,537           --       200,876
  Intercompany receivable    (111,166)  111,166           --            --
  Deferred income taxes         7,614        --           --         7,614
  Prepaid expenses and
   other assets                10,936     6,361           --        17,297
                             --------  --------      -------      --------
     Total current assets     130,326   236,968            -       367,294
                             --------  --------      -------      --------

Property and equipment, net    26,705     9,511           --        36,216
                             --------  --------      -------      --------
Other assets:
  Investment in guarantors'
   subsidiaries                 3,590        --       (3,590)           --
  Exclusive brand licenses,
   trademarks and
   intangibles, net            33,269   172,265           --       205,534
  Other assets                 21,888    (3,312)           -        18,576
                             --------  --------      -------      --------
     Total other assets        58,747   168,953       (3,590)      224,110
                             --------  --------      -------      --------

Total assets                 $215,778  $415,432      $(3,590)     $627,620
                             ========  ========      =======      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt            $  2,068  $     --      $    --      $  2,068
  Accounts payable   trade     72,980     7,017           --        79,997
  Intercompany payable       (380,835)  380,835           --            --
  Other payables and
   accrued expenses            43,552    22,846           --        66,398
  Current portion of
   long-term debt               2,370        --           --         2,370
                             --------  --------      -------      --------
     Total current
      liabilities            (259,865)  410,698           --       150,833
                             --------  --------      -------      --------
Long-term debt                317,959         -            -       317,959
Deferred income taxes
 and other                     10,206     1,144           --        11,350
                             --------  --------      -------      --------
     Total liabilities         68,300   411,842            -       480,142
                             --------  --------      -------      --------
Convertible, redeemable
 preferred stock               15,634        --            -        15,634
                             --------  --------      -------      --------

Shareholders' equity          131,844     3,590       (3,590)      131,844
                             --------  --------      -------      --------
Total liabilities and
 shareholders' equity        $215,778  $415,432      $(3,590)     $627,620
                             ========  ========      =======      ========

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

                                            Three Months Ended
Statement of Cash Flow                        April 26, 2003
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
Operating Activities:
    Net cash used in
     operating activities   $(40,809)   $(5,738)     $     -      $(46,547)
                            --------    -------      -------      --------

Investing Activities:
  Additions to property and
   equipment, net of
   disposals                    (707)      (794)           -        (1,501)
                            --------    -------      -------      --------
    Net cash used in
     investing activities       (707)      (794)          --        (1,501)
                            --------    -------      -------      --------

Financing Activities:
  Proceeds from
   short-term debt            57,436          -           --        57,436
  Payments on
   long-term debt            (10,861)         -           --       (10,861)
  Proceeds from the
   exercise of stock
   options                         4         --           --             4
                            --------    -------      -------      --------
    Net cash provided by
     financing activities     46,579          -           --        46,579

Effects of exchange rate
 changes on cash and cash
 equivalents                       -       (261)           -          (261)
Net increase (decrease) in
 cash and cash equivalents     5,063     (6,793)           -        (1,730)
Cash and cash equivalents
 at beginning of period        7,850     14,813           --        22,663
                            --------    -------      -------      --------
Cash and cash equivalents
 at end of period            $12,913    $ 8,020      $    --      $ 20,933
                            ========    =======      =======      ========

                                            Three Months Ended
Statement of Cash Flow                        April 27, 2002
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
Operating Activities:
    Net cash (used in)
     provided by operating
     activities             $(56,243)   $14,879      $    --      $(41,364)
                            --------    -------      -------      --------
Investing Activities:
  Additions to property
   and equipment, net of
   disposals                    (645)    (1,531)          --        (2,176)
                            --------    -------      -------      --------
    Net cash used in
     investing activities       (645)    (1,531)          --        (2,176)
                            --------    -------      -------      --------
Financing Activities:
  Proceeds from short-term
   debt                       56,875          -            -        56,875

  Payments on long-term debt     (49)         -           --           (49)
  Proceeds from the exercise
   of stock options               42         --           --            42
                            --------    -------      -------      --------
    Net cash provided by
     financing activities     56,868          -            -        56,868

Effects of exchange rate
 changes on cash and cash
 equivalents                       -       (191)          --          (191)
Net (decrease) increase in
 cash and cash equivalents       (20)    13,157            -        13,137
Cash and cash equivalents
 at beginning of period        3,616     12,297           --        15,913
                            --------    -------      -------      --------
Cash and cash equivalents
 at end of period           $  3,596    $25,454      $    --      $ 29,050
                            ========    =======      =======      ========

                                15

                   ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   RELATED PARTY TRANSACTION

      In March 2002, the Company provided a loan to its current chairman and chief executive officer in the principal amount of $500,000 (the "Note"), which matures on March 31, 2004 and bears interest at an annual rate of 5%. This loan replaced earlier loans made by the Company to its chairman and chief executive officer during the fiscal year ended January 31, 1999. In July 2002, the chairman and chief executive officer repaid to the Company $100,000 of the principal amount of the Note. In accordance with the Sarbanes-Oxley Act of 2002 (the "Act"), which became law on July 31, 2002, the Company is prohibited from extending loans such as the Note to executive officers and directors. Under the Act, the Note is permitted to continue in effect, but may not be renewed or materially modified.

NOTE 12.   SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
           ACTIVITIES

      The Company incurred the following non-cash financing and investing activities:

    (Dollars in thousands)                      Three Months Ended
                                          April 26, 2003    April 27, 2002
                                          --------------    --------------
    Accretion and dividend on Series D
     Convertible Preferred Stock               $976             $  914
    Issuance of Restricted Stock and
     PARS, net of forfeitures from
     prior grants                              $557             $6,336

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such act) made in this quarterly report on form 10-
Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our substantial indebtedness and debt service obligations; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence; our customers' financial condition; our ability to access capital for acquisitions; the assumptions underlying our critical accounting estimates; the retention and availability of key personnel; changes in the retail, fragrance and cosmetic industries; our ability to launch new products and implement our growth strategy; the impact of competitive products and pricing; changes in product mix to less profitable products; risks of international operations, including foreign currency fluctuations; economic and political consequences of terrorist attacks and political instability in certain regions of the world; diseases affecting the customer purchasing patterns, including the Severe Acute Respiratory Syndrome (SARS) epidemic; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key manufacturing or fulfillment facilities that, after consolidations of manufacturing and fulfillment locations, manufacture or provide logistic services for the majority of our supply of certain products; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; legal and regulatory proceedings that affect, or will affect, our business; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

      This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended January 31, 2003. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year's period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Securities and Exchange Commission has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FRR 60), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR 60. See our Annual Report on Form 10-K for the year ended January 31, 2003 for a detailed discussion on the application of these and other accounting policies.

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

      The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

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

      In fiscal 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we have determined that the Elizabeth Arden trademarks have indefinite useful lives. During the three months ended April 26, 2003, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

      Revenue Recognition. Sales are recognized when title and risk of loss transfers to the customer and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management's estimate of future returns based on historical experience and considering current external factors and market conditions.

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

      Stock-Based Compensation. At January 31, 2003, we had three stock option plans in effect. We account for those plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Income Taxes and Valuation Reserves. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider projected future taxable income and ongoing tax planning strategies in assessing a potential valuation allowance. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset would be charged or credited to net income in the period of such determination.

RESULTS OF OPERATIONS

Three Months Ended April 26, 2003 Compared to the Three Months Ended April 27, 2002

      Net Sales. Net sales decreased 3.9% to $134.8 million for the three months ended April 26, 2003, from $140.3 million for the three months ended April 27, 2002. The decrease reflects a continued soft retail environment in U.S. department stores, which was further impacted by adverse weather conditions during the quarter, especially in the Northeast. Additionally, net sales in our international markets decreased as compared to last year due in large part to lower travel retail volumes from depressed air travel, related to the outbreak of the Severe Acute Respiratory Syndrome (SARS) epidemic, particularly in Asia and Canada, as well as geopolitical instability in the Middle East. Sales also decreased due to the timing of certain new product launches compared to the prior year period. These decreases were partially offset by favorable foreign currency rates and increased sales to certain mass market customers.

      Gross Profit. Gross profit decreased 9.6% to $48.7 million for the three months ended April 26, 2003, from $53.9 million for the three months ended April 27, 2002. Gross margin was 36.2% for the first quarter of fiscal 2004 compared with 38.4% for the first quarter of fiscal 2003. The change in gross margin reflects a greater percentage of total sales volume to our mass-market customers and a higher percentage of sales generated from certain distributed brands that carry lower gross margins. The adverse impact on gross margin from the change in mix was partially offset by reduced gift with purchase costs. Our gross margin is expected to increase on an annualized basis over the course of the year.

      SG&A. Selling, general and administrative expenses increased approximately $2.0 million, or 3.7%, to $55.6 million for the three months ended April 26, 2003, from $53.6 million for the three months ended April 27, 2002. The increase was driven by additional advertising support, incremental selling costs reflecting the adverse impact of foreign exchange rates, additional employee costs, and higher costs associated with product development. These increases were partially offset by lower promotional-related expenditures. As a percentage of net sales, selling, general and administrative expenses increased to 41.2% for the three months ended April 27, 2003, from 38.3% in the prior year quarter. The increase as a percentage of net sales versus the prior year reflects increased costs leveraged against lower sales volume. Selling, general and administrative expenses as a percentage of net sales are expected to decrease on an annualized basis over the balance of the year.

      Depreciation and Amortization. Depreciation and amortization decreased $300,000 to $5.1 million in the three months ended April 26, 2003, as compared to $5.4 million for the three months ended April 27, 2002, principally as a result of assets that were fully depreciated after April 27, 2002.

      Interest Expense. Interest expense decreased by approximately $300,000 to $10.1 million for the three months ended April 26, 2003, as compared to $10.4 million for the three months ended April 27, 2002, principally as a result of our repurchase of approximately $10.9 million aggregate principal amount of 10 3/8% Senior Notes, as well as lower interest rates under our credit facility during the three months ended April 26, 2003.

      Benefit from Income Taxes. The benefit from income taxes for the three months ended April 26, 2003 was $6.3 million as compared to $5.6 million for the three months ended April 27, 2002. The effective tax rate calculated as a percentage of loss before income taxes was 28.7% and 36.0% for the respective periods. The current year tax rate reflects the projected mix of our international income and the corresponding tax rates for the respective jurisdictions.

      Net Loss. Net loss was $15.7 million for the three months ended April 26, 2003, as compared to $9.9 million in the prior year period. The higher net loss reflects lower sales volume and associated gross profit, an increase in selling, general and administrative expenses and a lower effective tax rate, partially offset by lower depreciation, amortization and interest expenses.

      Accretion and Dividend on Preferred Stock. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to Unilever 416,667 shares of Series D Convertible Preferred Stock. The
Series D Convertible Preferred Stock was recorded at a $35 million fair value with an allocation of $26.5 million made for the beneficial conversion feature and recorded as additional paid-in capital. The Series D Convertible Preferred Stock has a $50 million liquidation preference, and carries a 5% annual dividend yield, which began accruing in January 2003. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, of $976,000 for the three months ended April 26, 2003 and $914,000 for the three months ended April 27, 2002, represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock.

      Net Loss Attributable to Common Shareholders. Net loss attributable to common shareholders was $16.7 million for quarter ended April 26, 2003. The net loss for the prior year period was $10.8 million.

      EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization), was a loss of $6.7 million for the three months ended April 26, 2003 as compared to an income of $256,000 for the three months ended April 27, 2002. The decrease in EBITDA reflects lower sales volume and associated gross profit, as well as higher selling, general and administrative costs.

      EBITDA should not be considered as an alternative to operating income
(loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or non-operating factors (such as historical cost). Accordingly, as a result of our capital structure and the accounting method used for our acquisitions, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA, may not, however, be comparable in all instances to other similar types of measures.

                                20
      The following is a reconciliation of net loss, as determined in accordance with generally accepted accounting principles, to EBITDA:

                                                 (Unaudited)
                                               Three Months Ended
                                        April 26, 2003    April 27, 2002
                                        --------------    --------------
      Net loss                            $(15,675)          $(9,929)
      Plus (less):
       Benefit from income taxes            (6,313)           (5,587)
       Interest expense                     10,134            10,404
       Depreciation and amortization         5,129             5,368
                                          --------           -------
       EBITDA                             $ (6,725)          $   256
                                          ========           =======

FINANCIAL CONDITION

      For the three months ended April 26, 2003, net cash used in operating activities totaled $46.5 million, compared with $41.4 million of net cash used in operating activities for the three months ended April 27, 2002. The increase in cash used versus a year ago is due to a higher net loss and
increased working capital utilization.   Accounts receivable increased during
the three months ended April 26, 2003, due primarily to the traditionally higher percentage of sales being recognized in the latter part of the first quarter due to shipments of spring promotions. Inventories increased due to the purchase of certain additional distributed brands, while other payables and accrued expenses decreased primarily due to the payment of prior fiscal year incentive accruals and royalty payments relating to prior year net sales of licensed brands.

      Net cash used in investing activities totaled $1.5 million for the three months ended April 26, 2003, compared to $2.2 million for the three months ended April 27, 2002, due to the timing of capital expenditures. Net cash provided by financing activities totaled $46.6 million for the three months ended April 26, 2003, compared to $56.9 million in the prior year, due to our repurchase of approximately $10.9 million in aggregate principal amount of 10 3/8% Senior Notes during the current three-month period.

      We currently have a credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit. The facility matures in January 2006. Borrowings under this facility are limited to a "borrowing base," based on eligible accounts receivable and inventories and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. Our obligations under the credit facility rank pari passu, or equal in right of payment, with our senior notes. The credit facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that applies only if average borrowing availability under the credit facility is less than $50 million. No financial covenant was applicable for the three months ended April 26, 2003.

      Borrowings under the revolving credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to our ratio of consolidated debt to EBITDA (net income plus the provision for income taxes or net loss less the benefit from income taxes, plus interest expense, plus depreciation and amortization). At our option, the Applicable Margin may be applied to either the LIBOR or the prime rate. The Applicable Margin for LIBOR and prime rate borrowings ranges from 2.25% to 3.00% and .5% to 1.25%, respectively. As of May 1, 2003, the applicable margin was 2.50% for LIBOR loans and 0.75% for prime rate loans. As of April 26, 2003, we had an outstanding balance under the credit facility of $59.5 million, and the remaining availability, based upon eligible receivables and inventories as of that date, was approximately $78 million.

      We believe that cash from operations and the availability under our credit facility should be adequate to support currently planned business operations and capital expenditures. If our actual operating results deviate significantly from our projections, however, we may not remain in compliance with the covenant of the credit facility and would not be allowed to borrow under the credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

RECENTLY ADOPTED ACCOUNTING STANDARDS

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 was effective for us on February 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation   Transition and Disclosure   an Amendment of FASB
Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of April 26, 2003, we have elected not to make a change to the fair market value of accounting for stock-based compensation; however, we did adopt the disclosure provisions of SFAS No. 148. We will continue to account for employee stock options under the intrinsic value method pursuant to APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which no compensation cost are required to be recognized by us for the periods presented.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk. As of April 26, 2003, we had $59.5 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal, with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions with respect to our interest-bearing debt.

      Foreign Currency Risk. We sell our products in approximately 90 countries around the world. For the three months ended April 26, 2003, we derived approximately 38% of our net sales from our international operations. We derive our sales in various different currencies, including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. With respect to our international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can adversely affect our product prices, margins and operating costs as well as our reported results. Most of our skin care and cosmetic products are produced in a manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

      While we may engage in currency hedging transactions, primarily forward exchange contracts, to reduce the exposure of our cash flows to fluctuations in currency rates, we did not engage in foreign currency hedging activities during the three months ended April 26, 2003. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

      The Company's Chairman and Chief Executive Officer and the Company's Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls
and procedures (as defined in Rule 13a   14 of the Securities Exchange Act of
1934, as amended, within 90 days of the filing of this report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      The Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

Exhibit
Number                                Description
-------    ------------------------------------------------------------------
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

   4.7 Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

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

                                24
Exhibit
Number                                Description
-------    ------------------------------------------------------------------
 10.2      Amended Non-Employee Director Stock Option Plan.

 10.3 Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company's Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

 10.4      Amended 2002 Employee Stock Purchase Plan.

 10.5 Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership.

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

      (b)  Reports on Form 8-K.

      A current report on Form 8-K dated March 19, 2003, was filed on March 19, 2003, reporting the issuance of two press releases to (i) report the operating results for the Company's fiscal year ended January 31, 2003, (ii) provide sales and diluted earnings per share guidance for fiscal year 2004, and (iii) announce the appointment of our Chief Operating Officer to the position of President of the Company under Item 5. Other events and Regulation FD Disclosure and attaching the press releases dated March 19, 2003.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ELIZABETH ARDEN, INC.


Date: June    , 2003                  /s/ E. Scott Beattie
                                      --------------------
                                      E. Scott Beattie
                                      Chairman, Chief Executive Officer and
                                       Director
                                      (Principal Executive Officer)


Date: June   , 2003                   /s/ Stephen J. Smith
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

Date:  June  , 2003

                                         /s/ E. Scott Beattie
                                         --------------------
                                         E. Scott Beattie
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

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

Date:  June  , 2003

                                         /s/ Stephen J. Smith
                                         --------------------
                                         Stephen J. Smith
                                         Executive Vice President and
                                          Chief Financial Officer
                                         (Principal Financial Officer)