Form 10-Q/A
period 2003-04-26
ELIZABETH ARDEN INC
filed 2003-07-22
CIK 95052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

                         EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A Amendment No. 1 is to include the specific date in June 2003 on which the Chief Executive Officer and Chief Financial Officer signed the signature page of the Registrant's Report on Form 10-Q for the Quarterly Period Ended April 26, 2003 and the Certifications under Section 302 of the Sarbanes-Oxley Act of 2002 contained in the Report.

The remainder of the information contained in the Registrant's Report on Form 10-Q for the Quarterly Period Ended April 26, 2003, originally filed on June 9, 2003, is not amended hereby and shall be as set forth in the original filing.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ELIZABETH ARDEN, INC.

Date: June 9, 2003                    /s/ E. Scott Beattie
                                      --------------------
                                      E. Scott Beattie
                                      Chairman, Chief Executive Officer and
                                       Director
                                      (Principal Executive Officer)



Date: June 9, 2003                    /s/ Stephen J. Smith
                                      --------------------
                                      Stephen J. Smith
                                      Executive Vice President and Chief
                                       Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)


                                26

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


Date:  June 9, 2003                      /s/ E. Scott Beattie
                                         --------------------
                                         E. Scott Beattie
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)


                                27

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


Date:  June 9, 2003                      /s/ Stephen J. Smith
                                         --------------------
                                         Stephen J. Smith
                                         Executive Vice President and
                                          Chief Financial Officer
                                         (Principal Financial Officer)