Form 10-Q
period 2003-07-26
ELIZABETH ARDEN INC
filed 2003-09-09
CIK 95052

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended July 26, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding at
               Class                           September 5, 2003
               -----                           -----------------
     Common Stock, $.01 par value              18,961,309 shares

                      ELIZABETH ARDEN, INC.

                        INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                    Page No.

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Operations -
         Three and Six Months Ended July 26, 2003 and
         July 27, 2002. . . . . . . . . . . . . . . . . . . .  .      3

         Consolidated Balance Sheets - July 26, 2003
         (Unaudited) and January 31, 2003 . . . . . . . . . . .       4

         Unaudited Consolidated Statement of Shareholders'
         Equity - Six Months Ended July 26, 2003. . . . . . . .       5

         Unaudited Consolidated Statements of Cash Flow -
         Six Months Ended July 26, 2003 and July 27, 2002 . . .       6

         Notes to Unaudited Consolidated Financial Statements .       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . .      19

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk. . . . . . . . . . . . . . . . . . . . . .      26

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . .      26


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders. .      27

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .      27

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .      30

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
              (Dollars in thousands except per share data)

                                Three Months Ended               Six Months Ended
                           ----------------------------    ----------------------------
                           July 26, 2003  July 27, 2002    July 26, 2003  July 27, 2002
                           -------------  -------------    -------------  -------------
Net sales                     $144,423       $127,186         $279,177       $267,470
Cost of sales (excludes
  depreciation of $931,
  $964, $1,716 and $1,980,
  respectively, included
  below)                        87,033         78,723          173,055        164,838
                              --------       --------         --------       --------
Gross profit                    57,390         48,463          106,122        102,632

Operating expenses:
  Selling, general and
   administrative               56,287         47,767          111,746        101,660
  Depreciation and
   amortization                  5,086          6,038           10,215         11,406
                              --------       --------         --------       --------
    Total operating
     expenses                   61,373         53,805          121,961        113,066

Loss from operations            (3,983)        (5,342)         (15,839)       (10,434)
                              --------       --------         --------       --------
Other income (expense):
  Interest expense, net        (10,242)       (10,651)         (20,376)       (21,055)
  Other                             (2)           160               --            141
                              --------       --------         --------       --------
    Other expense, net         (10,244)       (10,491)         (20,376)       (20,914)
                              --------       --------         --------       --------

Loss before income taxes       (14,227)       (15,833)         (36,215)       (31,348)
Benefit from income taxes       (4,080)        (5,699)         (10,393)       (11,285)
                              --------       --------         --------       --------
Net loss                       (10,147)       (10,134)         (25,822)       (20,063)
Accretion and dividend on
 preferred stock                   987            914            1,963          1,827
                              --------       --------         --------       --------
Net loss attributable to
 common shareholders          $(11,134)      $(11,048)        $(27,785)      $(21,890)
                              ========       ========         ========       ========

Loss per common share:
   Basic                        $(0.62)        $(0.62)          $(1.55)        $(1.24)
                              ========       ========         ========       ========
   Diluted                      $(0.62)        $(0.62)          $(1.55)        $(1.24)
                              ========       ========         ========       ========

Weighted average number of
 common shares:
   Basic                    17,916,434     17,719,343       17,898,398     17,715,786
                            ==========     ==========       ==========     ==========
   Diluted                  17,916,434     17,719,343       17,898,398     17,715,786
                            ==========     ==========       ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                 ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)


                                           ------------- As of ---------------
                                           July 26, 2003      January 31, 2003
                                           -------------      ----------------
                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $ 14,285            $ 22,663
  Accounts receivable, net                     123,337             118,844
  Inventories                                  268,389             200,876
  Deferred income taxes                          7,614               7,614
  Prepaid expenses and other assets             27,156              17,297
                                              --------            --------
       Total current assets                    440,781             367,294
                                              --------            --------

Property and equipment, net                     35,630              36,216
                                              --------            --------
Other assets:
  Exclusive brand licenses, trademarks
   and intangibles, net                        201,176             205,534
  Debt financing costs                          12,458              13,978
  Other                                          5,000               4,598
                                              --------            --------
       Total other assets                      218,634             224,110
                                              --------            --------
       Total assets                           $695,045            $627,620
                                              ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                             $ 79,500            $  2,068
  Accounts payable - trade                     116,428              79,997
  Other payables and accrued expenses           51,549              66,398
  Current portion of long-term debt              7,106               2,370
                                              --------            --------
       Total current liabilities               254,583             150,833
                                              --------            --------

Long-term debt                                 305,513             317,959
Deferred income taxes and other                 11,475              11,350
                                              --------            --------
       Total long-term liabilities             316,988             329,309
                                              --------            --------
       Total liabilities                       571,571             480,142
                                              --------            --------

Commitments and contingencies (See Note 7)

Convertible, redeemable preferred stock,
 Series D, $.01 par value (liquidation
 preference of $50,000); 1,000,000 shares
 authorized; 427,148 and 416,667 shares
 issued and outstanding, respectively           17,597              15,634
                                              --------            --------
Shareholders' equity:
  Common stock, $.01 par value, 50,000,000
   shares authorized; 18,833,390 and
   18,804,057 shares issued, respectively          188                 188

  Additional paid-in capital                    90,984              89,782
  Retained earnings                             21,903              49,688
  Treasury stock (86,214 and 290,299 shares
   at cost, respectively)                         (746)             (2,336)
  Accumulated other comprehensive income           689                   5
  Unearned deferred compensation                (7,141)             (5,483)
                                              --------            --------
       Total shareholders' equity              105,877             131,844
                                              --------            --------
       Total liabilities and shareholders'
        equity                                $695,045            $627,620
                                              ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (Unaudited)
                            (Amounts in thousands)
                      Common Stock     Additional                             Accumulated
                      ------------      Paid-In      Retained    Treasury    Comprehensive
                     Shares  Amount     Capital      Earnings     Stock          Loss
                     ---------------------------------------------------------------------
Balance at
 January 31, 2003    18,804   $188      $89,782      $49,688     $(2,336)        $  5

Issuance of common
 stock upon exercise
 of stock options        29     --          237           --          --           --

Issuance of
 restricted stock,
 net of forfeitures      --     --          965           --       1,855           --

Repurchase of
 restricted stock         -     --           --           --        (265)          --

Amortization of
 unearned deferred
 compensation, net
 of forfeitures           -      -           --           --          --           --

Accretion and
 dividend on Series D
 preferred stock         --      -            -       (1,963)         --           --

Comprehensive loss:
  Net loss               --      -            -      (25,822)         --           --
  Foreign currency
   translation            -     --           --           --          --          684
                     ---------------------------------------------------------------------
Total comprehensive
 loss                    --     --           --      (25,822)         --          684
                     ---------------------------------------------------------------------
Balance at
 July 26, 2003       18,833   $188      $90,984      $21,903       $(746)        $689
                     =====================================================================

RESTUBBED TABLE
CONTINUED FROM ABOVE

                                      Total
                        Unearned      Share-
                        Deferred      holders'
                      Compensation    Equity
                      ------------------------
Balance at
 January 31, 2003       $(5,483)      $131,844

Issuance of common
 stock upon exercise
 of stock options            --            237

Issuance of
 restricted stock,
 net of forfeitures      (2,820)            --

Repurchase of
 restricted stock            --           (265)

Amortization of
 unearned deferred
 compensation, net
 of forfeitures           1,162          1,162

Accretion and
 dividend on Series D
 preferred stock             --         (1,963)

Comprehensive loss:
  Net loss                   --        (25,822)
  Foreign currency
   translation               --            684
                      ------------------------
Total comprehensive
  loss                       --        (25,138)
                      ------------------------
Balance at
 July 26, 2003          $(7,141)      $105,877
                      ========================

The accompanying notes are an integral part of the consolidated financial statements.

                              - 5 -

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                    Six Months Ended
                                             ------------------------------
                                             July 26, 2003    July 27, 2002
                                             -------------    -------------
Operating Activities:
  Net loss                                     $(25,822)        $(20,063)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization               10,215           11,406
     Amortization of senior note offering
      costs and note premium                      1,569            1,308
     Amortization of unearned deferred
      compensation                                1,162              939
  Changes in assets and liabilities:
     Increase in accounts receivable             (4,493)         (30,580)
     Increase in inventories                    (67,513)         (52,291)
     Increase in prepaid expenses and
      other assets                              (10,845)          (9,955)
     Increase in accounts payable                36,431           34,770
     (Decrease) increase in other payables
      and accrued expenses                       (9,217)           3,605
     Other                                          528              886
                                               --------         --------
          Net cash used in
           operating activities                 (67,985)         (59,975)
                                               --------         --------
Investing Activities:
  Additions to property and equipment            (4,875)          (4,646)
  Proceeds from disposals of property and
   equipment                                          3                7
                                               --------         --------
          Net cash used in
           investing activities                  (4,872)          (4,639)
                                               --------         --------
Financing Activities:
  Proceeds from short-term debt                  77,432           66,300
  Payments on long-term debt                    (13,081)          (2,266)
  Proceeds from the exercise of
   stock options                                    237              155
  Repurchase of common stock                       (265)              --
                                               --------         --------
         Net cash provided by
          financing activities                   64,323           64,189
                                               --------         --------

Effect of exchange rate changes on
 cash and cash equivalents                          156              262


Net decrease in cash and cash equivalents        (8,378)            (163)
Cash and cash equivalents at
 beginning of period                             22,663           15,913
                                               --------         --------
Cash and cash equivalents at
 end of period                                 $ 14,285         $ 15,750
                                               ========         ========

Supplemental Disclosure of
 Cash Flow Information:
  Interest paid during the period              $ 18,949         $ 19,750
                                               ========         ========
  Income taxes paid during the period          $    101         $    167
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

      The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2.   STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company has three stock option plans. As of July 26, 2003, the Company has elected not to make a change to the fair market value of accounting. The Company will continue to account for these plans under the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss attributable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   STOCK-BASED COMPENSATION - (Continued)

(Dollars in thousands except per share data):

                                  Three Months Ended      Six Months Ended
                                  -------------------    -------------------
                                  July 26,   July 27,    July 26,   July 27,
                                    2003       2002        2003       2002
                                  --------   --------    --------   --------
Net loss attributable to
 common shareholders, as
 reported                         $(11,134)  $(11,048)   $(27,785)  $(21,890)
Stock-based employee
 compensation expense, net of
 tax, determined under fair
 value-based method                 (1,198)    (1,337)     (2,379)    (2,649)
                                  --------   --------    --------   --------
Pro forma net loss attributable
 to common shareholders           $(12,332)  $(12,385)   $(30,164)  $(24,539)
                                  ========   ========    ========   ========
Loss per common share
  Basic
    As reported                     $(0.62)    $(0.62)     $(1.55)    $(1.24)
    Pro forma                       $(0.69)    $(0.70)     $(1.69)    $(1.39)

  Diluted
     As reported                    $(0.62)    $(0.62)     $(1.55)    $(1.24)
     Pro forma                      $(0.69)    $(0.70)     $(1.69)    $(1.39)

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer. SFAS 150 will be effective in the third quarter of the Company's current fiscal year. This standard is not expected to materially impact the Company's consolidated financial statements.


NOTE 4.   INVENTORIES

      The components of inventory were as follows:

           (Dollars in thousands)        July 26, 2003    January 31, 2003
                                         -------------    ----------------
           Raw materials                    $ 61,494          $ 35,500
           Work in progress                   49,665            19,792
           Finished goods                    157,230           145,584
                                            --------          --------
                                            $268,389          $200,876
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

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   SHORT-TERM DEBT - (Continued)

      The Credit Facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that applies only if average borrowing availability declines to less than $50 million. No financial maintenance covenant was applicable for the six months ended July 26, 2003. The Credit Facility prohibits the payment of dividends on the Company's common stock, $.01 par value per share ("Common Stock"), and other distributions to common shareholders and restricts the Company from incurring additional non-trade indebtedness, except that the Company is permitted to repurchase up to $4 million of Common Stock.

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to the Company's ratio of consolidated debt to EBITDA (net income plus the provision for income taxes or net loss less the benefit from income taxes, plus interest expense, plus depreciation and amortization expense). At the Company's option, the Applicable Margin may be applied to either the LIBOR or the prime rate. The Applicable Margin for LIBOR and prime rate borrowings ranges from 2.25% to 3.00% and .5% to 1.25%, respectively. As of July 26, 2003, the Applicable Margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from .375% to .5% per year.

      As of July 26, 2003, the Company had an outstanding balance under the Credit Facility of $79.5 million and outstanding letters of credit of $133,000, as compared with a balance of $2.1 million and letters of credit of $286,000 outstanding as of January 31, 2003. As of July 26, 2003, the remaining availability under the Credit Facility, based upon eligible receivables and inventories, was approximately $75.5 million.

NOTE 6.   LONG-TERM DEBT

      The Company's long-term debt consisted of the following:
(Dollars in thousands)

Description                               July 26, 2003    January 31, 2003
-----------                               -------------    ----------------
10 3/8% Senior Notes due May 2007            $145,513          $150,977
11 3/4% Senior Secured Notes
 due May 2011                                 160,000           160,000
8.5% Subordinated Debentures due May 2004       2,167             4,314
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                  4,939             5,038
                                             --------          --------
Total long-term debt                          312,619           320,329
Less current portion of long-term debt          7,106             2,370
                                             ========          ========
Long-term debt, net                          $305,513          $317,959
                                             ========          ========

NOTE 7.   COMMITMENTS AND CONTINGENCIES

      In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$39.9 million at July 26, 2003), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$25.4 million at July 26, 2003). Management believes that the Company would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit, and the Company is vigorously contesting the matter.

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

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

      Convertible Preferred Stock. At July 26, 2003 and January 31, 2003, the Company had outstanding 427,148 and 416,667 shares, respectively, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock") that was issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions. The initial conversion price of $12 per share is subject to anti-dilution adjustments resulting from issuances of common stock for consideration per share less than the market prices of the stock over a defined period of time, from stock splits, stock dividends and other distributions, stock repurchases, and from certain reorganizations, consolidations, mergers and sales of substantially all of the Company's assets. The holder of the Series D Convertible Preferred Stock was entitled to convert up to 33.33% of its shares after January 23, 2002 and up to 66.66% after January 23, 2003 and will be entitled to convert all of its shares after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and will be payable quarterly, at the Company's option, in cash or in additional shares of Series D Convertible Preferred Stock, subject to restrictions on the payment of dividends under the Credit Facility and the Indentures. On March 17, 2003 and June 16, 2003, the Company issued to an affiliate of Unilever 5,208 shares and 5,273 shares, respectively, of Series D Convertible Preferred Stock as payment of the first and second quarterly dividends. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its Credit Facility and compliance with certain limitations under the Indentures governing its senior notes, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends. Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The accretion of the beneficial conversion feature is based on the effective yield method over the period from issue date to the mandatory redemption date (12 years). The recorded dividend is based on the straight-line method, which approximates the effective yield method, with the total amount of the dividend of $25 million to be paid over 10 years amortized over the period from issue date to the mandatory redemption date (12 years) or $2.1 million annually.
The difference between the liquidation value of $50 million and the balance recorded in the Convertible, redeemable preferred stock Series D account on the Company's Consolidated Balance Sheet is being accreted over the life of the Series D Convertible Preferred Stock. For the three months ended July 26, 2003 and July 27, 2002, the aggregate accretion and dividend relating to the Series D Convertible Preferred Stock was approximately $987,000 and $914,000, respectively. For the six months ended July 26, 2003 and July 27, 2002, the aggregate accretion and dividend on the Series D Convertible Preferred Stock was approximately $2.0 and $1.8 million, respectively.


      Performance-Accelerated and other Restricted Common Stock. On June 25, 2003, the Company granted an aggregate of 175,938 shares of restricted stock to 104 employees that are due to vest in equal thirds over a three-year period on the anniversary date of the grant. These grants were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $2.3 million and are being amortized over the vesting period. In addition, on that same date, the Company granted an aggregate of 6,500 shares of restricted stock to 13 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $85,000 and are being amortized over the vesting period. Also, on April 26, 2003, the Company granted an aggregate of 76,702 shares of restricted stock to 937 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $782,000 and are being amortized over the vesting period. For the six months ended July 26, 2003, the Company has recorded forfeitures from the prior grants of approximately $342,000.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY - (Continued)

      On March 22, 2002, the Company granted an aggregate of 504,000 shares of performance-accelerated restricted stock ("PARS") to 108 employees. PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if the Company's total shareholder return exceeds that total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS are recorded as unearned deferred compensation in the Company's consolidated balance sheets at July 26, 2003 and January 31, 2003. The PARS are being amortized over the currently expected six-year vesting period.

      At July 26, 2003 and January 31, 2003, the shares of Common Stock outstanding included 911,897 shares and 661,133 shares, respectively, of restricted stock that are subject to vesting requirements and forfeiture provisions. Compensation expense for the three months ended July 26, 2003 and July 27, 2002 relating to the PARS and the restricted stock granted to employees, net of forfeitures, amounted to approximately $630,000 and $648,000, respectively. Compensation expense for the six months ended July 26, 2003 and July 27, 2002 relating to the PARS and the restricted stock granted to employees, net of forfeitures, amounted to approximately $1.2 million and $939,000, respectively.

      Stock Options Granted. On June 25, 2003, the Company issued to 127 employees under its 2000 Stock Incentive Plan options to purchase an aggregate of 420,427 shares of Common Stock of the Company. The exercise price of those shares is $13.04 per share, which was the closing price of the Company's Common Stock on the date of grant. These options are due to vest in equal thirds over a three-year period on the anniversary date of the grant. The options expire ten years from the date of grant.

NOTE 9.   LOSS PER SHARE

      Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average shares of outstanding Common Stock. Diluted loss per share equals basic loss per share for the three and six months ended July 26, 2003 and July 27, 2002, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

The following table represents the computation of loss per share (in thousands except per share data):

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   LOSS PER SHARE - (Continued)

                               Three Months Ended              Six Months Ended
                          ----------------------------    ----------------------------
                          July 26, 2003  July 27, 2002    July 26, 2003  July 27, 2002
                          -------------  -------------    -------------  -------------
Basic
  Net loss attributable
   to common shareholders    $(11,134)      $(11,048)        $(27,785)      $(21,890)
                             ========       ========         ========       ========
  Weighted average shares
   outstanding                 17,916         17,719           17,898         17,716
                             ========       ========         ========       ========
     Net loss per
      basic share            $  (0.62)      $  (0.62)        $  (1.55)      $  (1.24)
                             ========       ========         ========       ========
Diluted
  Net loss attributable
   to common shareholders    $(11,134)      $(11,048)        $(27,785)      $(21,890)
  Accretion and Dividend
   on Series D Convertible
   Preferred Stock                 --             --               --             --
                             --------       --------         --------       --------
     Net loss as adjusted    $(11,134)      $(11,048)        $(27,785)      $(21,890)
                             ========       ========         ========       ========

  Weighted average shares
   outstanding                 17,916         17,719           17,898         17,716
  Potential common shares
   - treasury method               --             --               --             --
  Assumed conversion of 7.5%
   Convertible Subordinated
   Debentures                      --             --               --             --
  Series D Convertible
   Preferred Stock                 --             --               --             --
                             --------       --------         --------       --------
  Weighted average shares and
  potential dilutive shares    17,916         17,719           17,898         17,716
                             ========       ========         ========       ========
     Net loss per
      diluted share          $  (0.62)      $  (0.62)        $  (1.55)      $  (1.24)
                             ========       ========         ========       ========

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three and six months ended July 26, 2003 and July 27, 2002 where the option exercise price was greater than the average market price of the common shares over the applicable period:

                           Three Months Ended               Six Months Ended
                      ----------------------------    ----------------------------
                      July 26, 2003  July 27, 2002    July 26, 2003  July 27, 2002
                      -------------  -------------    -------------  -------------
  Number of shares        297,000        297,000        2,280,660      1,976,374
                          =======        =======        =========      =========
  Range of exercise
   price              $14.80-$20.64  $14.80-$20.64    $12.50-$20.64  $12.50-$20.64
                      =============  =============    =============  =============

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

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

Statement of Operations                     Three Months Ended
                                               July 26, 2003
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
Net sales                   $ 88,843    $58,346      $(2,766)     $144,423
Cost of sales                 62,300     24,733           --        87,033
                            --------    -------      -------      --------
Gross profit                  26,543     33,613       (2,766)       57,390

Selling, general and
 administrative               31,356     27,697       (2,766)       56,287
Depreciation and
 amortization                  3,204      1,882           --         5,086
                            --------    -------      -------      --------
(Loss) income from
 operations                   (8,017)     4,034           --        (3,983)
Interest and other
 expense, net                 (5,808)    (5,435)         999       (10,244)
                            --------    -------      -------      --------
Loss before income taxes     (13,825)    (1,401)         999       (14,227)
Benefit from income taxes     (3,678)      (402)          --        (4,080)
                            --------    -------      -------      --------
Net loss                    $(10,147)   $  (999)     $   999      $(10,147)
                            ========    =======      =======      ========

Statement of Operations                     Three Months Ended
                                               July 27, 2002
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
Net sales                   $ 84,032    $47,727      $(4,573)     $127,186
Cost of sales                 57,667     21,056           --        78,723
                            --------    -------      -------      --------
Gross profit                  26,365     26,671       (4,573)       48,463

Selling, general and
 administrative               33,456     18,884       (4,573)       47,767
Depreciation and
 amortization                  3,911      2,127           --         6,038
                            --------    -------      -------      --------
(Loss) income from
 operations                  (11,002)     5,660           --        (5,342)
Interest and other
 expense, net                 (4,452)    (6,719)         680       (10,491)
                            --------    -------      -------      --------
Loss before income taxes     (15,454)    (1,059)         680       (15,833)
Benefit from income taxes     (5,320)      (379)          --        (5,699)
                            --------    -------      -------      --------
Net loss                    $(10,134)   $  (680)     $   680      $(10,134)
                            ========    =======      =======      ========

Statement of Operations                       Six Months Ended
                                               July 26, 2003
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
Net sales                   $172,390    $112,149     $(5,362)     $279,177
Cost of sales                124,389      48,666          --       173,055
                            --------    --------     -------      --------
Gross profit                  48,001      63,483      (5,362)      106,122

Selling, general and
 administrative               60,994      56,114      (5,362)      111,746
Depreciation and
 amortization                  6,483       3,732          --        10,215
                            --------    --------     -------      --------
(Loss) income from
 operations                  (19,476)      3,637          --       (15,839)
Interest and other
 expense, net                (14,692)    (10,768)      5,084       (20,376)
                            --------    --------     -------      --------
Loss before income taxes     (34,168)     (7,131)      5,084       (36,215)
Benefit from income taxes     (8,346)     (2,047)         --       (10,393)
                            --------    --------     -------      --------
Net loss                    $(25,822)   $ (5,084)    $ 5,084      $(25,822)
                            ========    ========     =======      ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

Statement of Operations                       Six Months Ended
                                               July 27, 2002
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
Net sales                   $170,020    $110,707     $(13,257)    $267,470
Cost of sales                117,725      47,113           --      164,838
                            --------    --------     --------     --------
Gross profit                  52,295      63,594      (13,257)     102,632

Selling, general and
 administrative               64,774      50,143      (13,257)     101,660
Depreciation and
 amortization                  7,975       3,431           --       11,406
                            --------    --------     --------     --------
(Loss) income from
 operations                  (20,454)     10,020           --      (10,434)
Interest and other
 expense, net                (10,373)    (11,470)         929      (20,914)
                            --------    --------     --------     --------
Loss before income taxes     (30,827)     (1,450)         929      (31,348)
Benefit from income taxes    (10,764)       (521)          --      (11,285)
                            --------    --------     --------     --------
Net loss                    $(20,063)   $   (929)    $    929     $(20,063)
                            ========    ========     ========     ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

                                                   As of
Balance Sheet                                  July 26, 2003
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents  $  5,386  $   8,899    $     --     $ 14,285
  Accounts receivable, net     77,275     46,062          --      123,337
  Inventories                 187,322     81,067          --      268,389
  Intercompany receivable     305,388   (305,388)         --           --
  Deferred income taxes         7,614         --          --        7,614
  Prepaid expenses and
   other assets                11,997     15,159          --       27,156
                             --------  ---------    --------     --------
     Total current assets     594,982   (154,201)         --      440,781

Property and equipment, net    26,645      8,985          --       35,630
                             --------  ---------    --------     --------
Other assets:
  Investment in guarantors'
   subsidiaries                  (810)        --         810           --
  Exclusive brand licenses,
   trademarks and
   intangibles, net            29,785    171,391          --      201,176
  Other assets                 15,063      2,395          --       17,458
                             --------  ---------    --------     --------
     Total other assets        44,038    173,786         810      218,634
                             --------  ---------    --------     --------
Total assets                 $665,665  $  28,570    $    810     $695,045
                             ========  =========    ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt            $ 79,500  $      --    $     --     $ 79,500
  Accounts payable - trade    108,782      7,646          --      116,428
  Other payables and
   accrued expenses            30,654     20,895          --       51,549
  Current portion of
   long-term debt               7,106         --          --        7,106
                             --------  ---------    --------     --------
     Total current
      liabilities             226,042     28,541          --      254,583
                             --------  ---------    --------     --------
Long-term debt                305,513         --          --      305,513
Deferred income taxes
 and other                     10,636        839          --       11,475
                             --------  ---------    --------     --------

     Total liabilities        542,191     29,380          --      571,571
                             --------  ---------    --------     --------
Convertible, redeemable
 preferred stock               17,597         --          --       17,597
                             --------  ---------    --------     --------

Shareholders' equity          105,877       (810)        810      105,877
                             --------  ---------    --------     --------

Total liabilities and
 shareholders' equity        $665,665  $  28,570    $    810     $695,045
                             ========  =========    ========     ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

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
                             ========  ========      =======      ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION - (Continued)

                                             Six Months Ended
Statement of Cash Flow                         July 26, 2003
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
Operating Activities:
  Net cash used in
   operating activities     $(64,167)   $(3,818)     $    --      $(67,985)
                            --------    -------      -------      --------
Investing Activities:
  Additions to property
   and equipment, net of
   disposals                  (2,620)    (2,252)          --        (4,872)
                            --------    -------      -------      --------
     Net cash used in
      investing activities    (2,620)    (2,252)          --        (4,872)
                            --------    -------      -------      --------
Financing Activities:
  Proceeds from
   short-term debt            77,432         --           --        77,432
  Payments on
   long-term debt            (13,081)        --           --       (13,081)
  Proceeds from the
   exercise of stock
   options                       237         --           --           237
  Repurchase of common
   stock                        (265)        --           --          (265)
                            --------    -------      -------      --------
     Net cash provided by
      financing activities    64,323         --           --        64,323

Effects of exchange rate
 changes on cash and cash
 equivalents                      --        156           --           156
Net decrease in cash and
 cash equivalents             (2,464)    (5,914)          --        (8,378)
Cash and cash equivalents
 at beginning of period        7,850     14,813           --        22,663
                            --------    -------      -------      --------
Cash and cash equivalents
 at end of period           $  5,386    $ 8,899      $    --      $ 14,285
                            ========    =======      =======      ========

                                             Six Months Ended
Statement of Cash Flow                         July 27, 2002
                             Company  Guarantors  Eliminations  Consolidated
                             -------  ----------  ------------  ------------
Operating Activities:
  Net cash (used in)
   provided by operating
   activities               $(63,234)   $ 3,259      $    --      $(59,975)
                            --------    -------      -------      --------
Investing Activities:
  Additions to property
   and equipment, net of
   disposals                  (1,320)    (3,319)          --        (4,639)
                            --------    -------      -------      --------
  Net cash used in
   investing activities       (1,320)    (3,319)          --        (4,639)
                            --------    -------      -------      --------
Financing Activities:
  Proceeds from
   short-term debt            66,300         --           --        66,300
  Payments on
   long-term debt             (2,266)        --           --        (2,266)
  Proceeds from the
   exercise of stock
   options                       155         --           --           155
                            --------    -------      -------      --------
  Net cash provided by
   financing activities       64,189         --           --        64,189
                            --------    -------      -------      --------
Effects of exchange rate
 changes on cash and
 cash equivalents                 --        262           --           262
Net (decrease) increase in
 cash and cash equivalents      (365)       202           --          (163)
Cash and cash equivalents
 at beginning of period        3,616     12,297           --        15,913
                            --------    -------      -------      --------
Cash and cash equivalents
 at end of period           $  3,251    $12,499      $    --      $ 15,750
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

NOTE 12.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

      The Company incurred the following non-cash financing and investing activities:

   (Dollars in thousands)                           Six Months Ended
                                             July 26, 2003    July 27, 2002
                                             -------------    -------------
    Accretion and dividend on Series D
    Convertible Preferred Stock                 $1,963           $1,827
                                                ======           ======
   Issuance of Restricted Stock and PARS,
    net of forfeitures from prior grants         2,820           6,488
                                                 =====           =====

NOTE 13.  SUBSEQUENT EVENT

      On August 26, 2003, the Company issued a notice to the trustee under the Indenture dated as of April 27, 1998 relating to the Company's Series D 10 3/8% Senior Notes due 2007 ("Senior Notes") calling for redemption of $20 million aggregate principal amount of Senior Notes. The redemption price will be 103.458% of the principal amount of Senior Notes, plus accrued interest. The redemption date will be October 24, 2003 and the Company plans to use proceeds from its revolving credit facility to repurchase the Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

      In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such act) made in this quarterly report on form 10-Q. Any statements that express or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our substantial indebtedness and debt service obligations; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence; our customers' financial condition; our ability to access capital for acquisitions; the assumptions underlying our critical accounting estimates; the retention and availability of key personnel; changes in the retail, fragrance and cosmetic industries; our ability to launch new products and implement our growth strategy; the impact of competitive products and pricing; changes in product mix to less profitable products; risks of international operations, including foreign currency fluctuations; economic and political consequences of terrorist attacks and political instability in certain regions of the world; diseases affecting the customer purchasing patterns, including the Severe Acute Respiratory Syndrome (SARS) epidemic; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key manufacturing or fulfillment facilities that, after consolidations of manufacturing and fulfillment locations, manufacture or provide logistic services for the majority of our supply of certain products; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; legal and regulatory proceedings that affect, or will affect, our business; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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


      In fiscal 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, we have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the six months ended July 26, 2003, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

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

RESULTS OF OPERATIONS

Three Months Ended July 26, 2003 Compared to the Three Months Ended July 27,
2002
----------------------------------------------------------------------------

      Net Sales. Net sales increased approximately 14% to $144.4 million for the three months ended July 26, 2003, from $127.2 million for the three months ended July 27, 2002. The increase is primarily due to the effects of favorable foreign currency rates, increased sales volumes in certain international markets and to certain U.S. mass retail accounts and sales from new distribution relationships. These increases were partially offset by reduced sales of promotional items to U.S. department store customers.

      Gross Profit. Gross profit increased approximately 18% to $57.4 million for the three months ended July 26, 2003, from $48.5 million for the three months ended July 27, 2002. Gross margin was 39.7% for the second quarter of fiscal 2004 compared with 38.1% for the second quarter of fiscal 2003. The increase in gross profit is primarily due to higher sales and reduced gift with purchase costs.

      SG&A. Selling, general and administrative expenses increased approximately $8.5 million, or 18%, to $56.3 million for the three months ended July 26, 2003, from $47.8 million for the three months ended July 27, 2002. The increase was driven by higher selling costs and advertising and the impact of foreign currency rates. As a percentage of net sales, selling, general and administrative expenses increased to 39% for the three months
ended July 26, 2003, from 37.6% in the prior year quarter.   Selling, general
and administrative expenses as a percentage of net sales are expected to decrease on an annualized basis over the balance of the year.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $952,000 to $5.1 million in the three months ended July 26, 2003, as compared to $6.0 million for the three months ended July 27, 2002, principally as a result of assets that were fully depreciated after July 27, 2002.

      Interest Expense. Interest expense decreased by approximately $410,000 to $10.2 million for the three months ended July 26, 2003, as compared to $10.7 million for the three months ended July 27, 2002, principally as a result of our repurchase of approximately $10.7 million aggregate principal amount of 10 3/8% Senior Notes due 2007, as well as lower interest rates under our credit facility during the three months ended July 26, 2003.

      Benefit from Income Taxes. The benefit from income taxes for the three months ended July 26, 2003 was $4.1 million as compared to $5.7 million for the three months ended July 27, 2002. The effective tax rate calculated as a percentage of loss before income taxes was 29% and 36% for the respective periods. The current year tax rate reflects the projected mix of our international income and the corresponding tax rates for the respective jurisdictions.

      Net Loss. Net loss for the three months ended July 26, 2003 and July 27, 2002 was $10.1 million. The net loss reflects higher sales volume and associated gross profit, lower depreciation, amortization and interest expenses, offset by an increase in selling, general and administrative expenses and a lower effective tax rate.

      Accretion and Dividend on Preferred Stock. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to an affiliate of Unilever 416,667 shares of Series D convertible preferred stock. The Series D convertible preferred stock was recorded at a $35 million fair value with an allocation of $26.5 million made for the beneficial conversion feature and recorded as additional paid-in capital. The Series D convertible preferred stock has a $50 million liquidation preference, and carries a 5% annual dividend yield, which began accruing in January 2003. During the three months ended July 26, 2003, the Company issued to an affiliate of Unilever 5,273 additional shares of Series D convertible stock as a dividend. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, of $987,000 for the three months ended July 26, 2003 and $914,000 for the three months ended July 27, 2002, represents accretion on the fair value of the preferred stock and the dividends on the preferred stock.

      Net Loss Attributable to Common Shareholders. Net loss attributable to common shareholders was $11.1 million for the three months ended July 26, 2003. The net loss for the prior year period was $11.0 million.

      EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense), was $1.1 million for the three months ended July 26, 2003 as compared to $856,000 for the three months ended July 27, 2002. The increase in EBITDA reflects higher sales volume and associated gross profit, offset by higher selling, general and administrative costs.

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

      The following is a reconciliation of net loss, as determined in accordance with generally accepted accounting principles, to EBITDA:

          (Dollars in thousands)                 (Unaudited)
                                              Three Months Ended
                                        ------------------------------
                                        July 26, 2003    July 27, 2002
                                        -------------    -------------
          Net loss                        $(10,147)        $(10,134)
          Plus (less):
            Benefit from income taxes       (4,080)          (5,699)
            Interest expense                10,242           10,651
            Depreciation and
             amortization                    5,086            6,038
                                          --------         --------
          EBITDA                          $  1,101         $    856
                                          ========         ========

Six Months Ended July 26, 2003 Compared to the Six Months Ended July 27, 2002
-----------------------------------------------------------------------------

      Net Sales. Net sales increased approximately 4.4% to $279.2 million for the six months ended July 26, 2003, from $267.5 million for the six months ended July 27, 2002, primarily due to increased sales to certain mass market customers and the favorable impact from foreign currency rates. Partially offsetting these increases are reduced sales to U.S. department stores and the adverse impact in travel retail and certain international markets during the first quarter of the fiscal year from the Severe Acute Respiratory Syndrome
(SARS) epidemic and the Iraqi War.

      Gross Profit. Gross profit increased approximately 3% to $106.1 million for the six months ended July 26, 2003, from $102.6 million for the six months ended July 27, 2002. The gross margin decreased to 38.0% for the six months ended July 26, 2003 from 38.4% for the six months ended July 27, 2002. The increase in gross profit was due to higher sales and lower gift with purchase costs, partially offset by a higher percentage of sales of distributed brands, which have lower gross margins than owned brands. Our gross margin is expected to increase on an annualized basis over the course of the year.

      SG&A. Selling, general and administrative expenses increased approximately $10.0 million, or approximately 10%, to $111.7 million for the six months ended July 26, 2003, from $101.7 million for the six months ended July 27, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 40.0% for the six months ended July 26, 2003, as compared with 38.0% in the prior year period. The increase in selling, general and administrative expenses reflects higher selling costs associated with increased sales, increased advertising spending, and the impact from foreign currency rates. On an annualized basis this fiscal year, selling, general and administrative expenses as a percentage of sales is expected to decrease.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $1.2 million to $10.2 million for the six months ended July 26, 2003, as compared to $11.4 million for the six months ended July 27, 2002, principally as a result of assets that were fully depreciated after July 27, 2002.


      Interest Expense. Interest expense, net of interest income, decreased by approximately $679,000 to $20.4 million for the six months ended July 26, 2003, as compared to $21.1 million for the six months ended July 27, 2002, primarily as a result of the repurchase of approximately $10.7 million aggregate principal amount of our 10 3/8% Senior Notes due 2007 and a reduction in interest rates under our revolving credit facility.

      Benefit from Income Taxes. The benefit from income taxes was approximately $10.4 million for the six months ended July 26, 2003, as compared with $11.3 million for the six months ended July 27, 2002 due to the difference in the effective tax rate between the two periods. The effective tax rate calculated as a percentage of loss before income taxes was 29% and 36% for the respective periods.

      Net Loss. Net loss increased approximately $5.8 million, or 29%, to a loss of $25.8 million for the six months ended July 26, 2003 as compared with a loss of $20.1 million in the prior year period. The increase in net loss was a result of higher selling, general and administrative expenses and a lower effective tax rate partially offset by higher net sales and gross profit, lower depreciation and amortization expense and lower interest expense.

      Accretion and Dividend on Preferred Stock. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, of $2.0 million for the six months ended July 26, 2003 and $1.8 million for the six months ended July 27, 2002, represents accretion on the fair value of the preferred stock and the imputed dividends on the preferred stock. During the six months ended July 26, 2003, the Company issued to an affiliate of Unilever an additional 10,481 shares of Series D convertible preferred stock as a dividend.

      Net Loss Attributable to Common Shareholders. Net loss attributable to common shareholders increased by approximately $5.9 million, or 27%, to a loss of $27.8 million for the six months ended July 26, 2003 as compared with a loss of $21.9 million for the six months ended July 27, 2002. The reduction in net loss attributable to common shareholders was due to the increase in net loss.

      EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased approximately $6.7 million to a loss of $5.6 million for the six months ended July 26, 2003 as compared to income of $1.1 million for the six months ended July 27, 2002. The decrease in EBITDA was the result of higher selling, general and administrative expenses offset by higher net sales and gross profit.

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



      The following is a reconciliation of net loss, as determined in accordance with generally accepted accounting principles, to EBITDA:

             (Dollars in thousands)                (Unaudited)
                                                 Six Months Ended
                                          -------------    -------------
                                          July 26, 2003    July 27, 2002
                                          -------------    -------------
              Net loss                       $(25,822)        $(20,063)
              Plus (less):
                Benefit from income taxes     (10,393)         (11,285)
                Interest expense               20,376           21,055
                Depreciation and
                 amortization                  10,215           11,406
                                             --------         --------
              EBITDA                         $ (5,624)        $  1,113
                                             ========         ========

FINANCIAL CONDITION

      For the six months ended July 26, 2003, net cash used in operating activities totaled $68.0 million, compared with $60.0 million of net cash used in operating activities for the six months ended July 27, 2002. The increase in cash used versus a year ago is due primarily to a higher net loss. The increase in inventories is primarily due to the purchase of inventories for certain additional brands we have begun to distribute. Other payables and accrued expenses decreased primarily due to the payment for the 10 3/8% Senior Notes due 2007 repurchased at the end of the prior fiscal year, the payment of prior fiscal year incentive accruals, royalty payments relating to prior year net sales of licensed brands, and demonstration and advertising co-op payments relating to prior year net sales. The increase in prepaid expenses and other assets is due to the tax benefit generated in the first six months of this fiscal year as a result of our pre-tax loss.

      Net cash used in investing activities totaled $4.9 million for the six months ended July 26, 2003, compared to $4.6 million for the six months ended July 27, 2002. Net cash provided by financing activities totaled $64.3 million for the six months ended July 26, 2003, compared to $64.2 million in the prior year. Short-term debt increased primarily due to the repurchase of approximately $10.7 million in aggregate principal amount of 10 3/8% Senior Notes due 2007 during this fiscal year from proceeds from the revolving credit facility.

      We currently have a credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit. The facility matures in January 2006. Borrowings under this facility are limited to a "borrowing base" based on eligible accounts receivable and inventories and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. Our obligations under the credit facility rank pari passu, or equal in right of payment, with our senior notes. The credit facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that applies only if average borrowing availability under the credit facility is less than $50 million. No financial covenant was applicable for the six months ended July 26, 2003.

      Borrowings under the revolving credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to our ratio of consolidated debt to EBITDA (net income plus the provision for income taxes or net loss less the benefit from income taxes, plus interest expense, plus depreciation and amortization expense). At our option, the Applicable Margin may be applied to either the LIBOR or the prime rate. The Applicable Margin for LIBOR and prime rate borrowings ranges from 2.25% to 3.00% and .5% to 1.25%, respectively. As of August 1, 2003, the applicable margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. As of July 26, 2003, we had an outstanding balance under the credit facility of $79.5 million, and the remaining availability, based upon eligible receivables and inventories as of that date, was approximately $75.5 million.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of July 26, 2003, we have elected not to make a change to the fair market value of accounting for stock-based compensation; however, we did adopt the disclosure provisions of SFAS No. 148. We will continue to account for employee stock options under the intrinsic value method pursuant to APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which no compensation costs were required to be recognized by us for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer. SFAS 150 will be effective in the third quarter of our current fiscal year. This standard is not expected to materially impact our consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk. As of July 26, 2003, we had $79.5 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal, with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions with respect to our interest-bearing debt.

      Foreign Currency Risk. We sell our products in approximately 90 countries around the world. For the three and six months ended July 26, 2003, we derived approximately 37% and 36%, respectively, of our net sales from our international operations. We derive our sales in various different currencies, including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. With respect to our international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skin care and cosmetic products are produced in a manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

      While we may engage in currency hedging transactions, primarily forward exchange contracts, to reduce the exposure of our cash flows to fluctuations in currency rates, we did not engage in foreign currency hedging activities during the six months ended July 26, 2003. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

      The Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on June 25, 2003, in Miami Lakes, Florida.

(b) The following directors were elected at the Annual Meeting effective June 25, 2003: E. Scott Beattie, J. W. Nevil Thomas, Fred Berens, Richard C. W. Mauran, George Dooley and William M. Tatham.

(c) The shareholders voted at the Annual Meeting on the matters set forth below.

         1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

                                                     Votes Cast
                                                            Against or
                                                  For        Withheld
                                               ---------    ----------
                     E. Scott Beattie          11,825,796    2,502,321
                     J. W. Nevil Thomas        11,801,909    2,521,208
                     Fred Berens               11,801,981    2,526,208
                     Richard C. W. Mauran      13,890,558      437,559
                     George Dooley             11,801,981    2,526,208
                     William M. Tatham         13,895,510      432,607

         2. The vote on the approval of the amendment to the 2000 Stock Incentive Plan was 9,090,841 for; 3,196,735 against and 5,166 abstained. There were 2,307,848 broker non-votes.

         3. The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending January 31, 2004, was 12,356,554 for; 2,237,706 against and 6,330 withheld.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

  Exhibit
  Number                             Description
  -------   ----------------------------------------------------------------
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

  Exhibit
  Number                             Description
  -------   ----------------------------------------------------------------
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

   10.1     2000 Stock Incentive Plan as amended on June 25, 2003.

   10.2 Amended Non-Employee Director Stock Option Plan as amended on March 18, 2003 (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

   10.3 Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company's Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

   10.4 Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

   10.5 Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

   31.1     Certification of Chief Executive Officer.

   31.2     Certification of Chief Financial Officer.

   32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b)  Reports on Form 8-K.

      A current report on Form 8-K dated May 19, 2003, was filed on May 19, 2003, under Item 9. Regulation FD Disclosure. (Item 12. Results of Operations and Financial Condition), advising that the first quarter earnings would be lower than previously estimated due to the SARS epidemic and certain other factors and attaching the press release dated May 19, 2003.

      A current report on Form 8-K dated May 28, 2003, was filed on May 28, 2003, under Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition), (i) announcing the results of the Company's first quarter ended April 26, 2003; and (ii) to provide net sales and diluted earnings per share guidance for the remainder of fiscal year 2004, and attaching the press release dated May 28, 2003.

      A current report on Form 8-K dated June 11, 2003, was filed on June 12, 2003, under Item 9. Regulation FD Disclosure announcing that on June 11, 2003, the Company filed a new shelf registration statement on Form S-3 for the purpose of registering common stock for sale by the Company and registering the remaining common stock underlying the Series D Convertible Preferred Stock owned by Unilever N.V. (through its subsidiary Conopco, Inc.). The new shelf registration statement would replace the Company's existing and effective shelf registration statement on Form S-3 filed in July 2002. Attached to the Form 8-K was the press release dated June 11, 2003.

      A current report on Form 8-K dated June 25, 2003 was filed on June 25, 2003, under Item 9. Regulation FD Disclosure, announcing the results of voting at the Company's Annual Meeting of Shareholders held on June 25, 2003.

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ELIZABETH ARDEN, INC.

Date:  September 8, 2003            /s/ E. Scott Beattie
       -----------------            --------------------
                                    E. Scott Beattie
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  September 8, 2003            /s/ Stephen J. Smith
       -----------------            --------------------
                                    Stephen J. Smith
                                    Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)