Form 10-Q
period 2003-10-25
ELIZABETH ARDEN INC
filed 2003-12-09
CIK 95052

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 25, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).        Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
                 Class                             December 5, 2003
      ----------------------------                 ----------------
     Common Stock, $.01 par value                 24,841,273 shares

                      ELIZABETH ARDEN, INC.

                        INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                       Page No.
                                                                     --------
Item 1.  Financial Statements

         Unaudited Consolidated Statements of Operations
         Three and Nine Months Ended October 25, 2003 and
         October 26, 2002. . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Balance Sheets   October 25, 2003
         (Unaudited) and January 31, 2003. . . . . . . . . . . . . .     4

         Unaudited Consolidated Statement of Shareholders' Equity
         Nine Months Ended October 25, 2003. . . . . . . . . . . . .     5

         Unaudited Consolidated Statements of Cash Flow
         Nine Months Ended October 25, 2003 and October 26, 2002 . .     6

         Notes to Unaudited Consolidated Financial Statements. . . .     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .    21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.    30

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . .    30


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K . . . . . . . . . . . . . .    31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                      (Dollars in thousands except per share data)
                                    Three Months Ended          Nine Months Ended
                                 ------------------------    ------------------------
                                 October 25,  October 26,    October 25,  October 26,
                                     2003         2002           2003         2002
                                 -----------  -----------    -----------  -----------
Net sales                        $321,313     $314,807       $600,490     $582,277
Cost of sales (excludes
 depreciation of $765, $894,
 $2,481 and $2,874,
 respectively, included below)    186,276      177,738        359,331      342,577
                                 --------     --------       --------     --------
Gross profit                      135,037      137,069        241,159      239,700

Operating expenses:
  Selling, general and
   administrative                  64,490       61,537        176,384      163,196
  Depreciation and amortization     5,038        5,874         15,253       17,280
                                 --------     --------       --------     --------
      Total operating expenses     69,528       67,411        191,637      180,476
                                 --------     --------       --------     --------

Income from operations             65,509       69,658         49,522       59,224
                                 --------     --------       --------     --------
Other income (expense):
  Interest expense, net           (10,631)     (11,265)       (31,007)     (32,321)
  Other                              (293)          77           (145)         218
                                 --------     --------       --------     --------
      Other expense, net          (10,924)     (11,188)       (31,152)     (32,103)
                                 --------     --------       --------     --------

Income before income taxes         54,585       58,470         18,370       27,121
Provision for income taxes         15,664       20,738          5,272        9,455
                                 --------     --------       --------     --------
Net income                         38,921       37,732         13,098       17,666
Accretion and dividend on
 preferred stock                    1,001          913          2,963        2,740
Accelerated accretion on
 converted preferred stock         18,584            -         18,584           --
                                 --------     --------       --------     --------
Net income (loss) attributable
 to common shareholders          $ 19,336     $ 36,819       $ (8,449)    $ 14,926
                                 ========     ========       ========     ========


Income (loss) per common share
 (See Note 2):
  Basic                          $   1.07     $   2.07       $  (0.47)    $   0.84
                                 ========     ========       ========     ========
  Diluted                        $   0.88     $   1.64       $  (0.47)    $   0.77
                                 ========     ========       ========     ========
Weighted average number of
 common shares:
  Basic                        18,096,843   17,764,698     17,966,033   17,732,545
                               ==========   ==========     ==========   ==========

  Diluted                      22,467,531   22,979,693     17,966,033   23,039,669
                               ==========   ==========     ==========   ==========


                   The accompanying notes are an integral part of the
                       unaudited consolidated financial statements.

                 ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)
                                           ------------- As of ---------------
                                           October 25, 2003   January 31, 2003
                                           ----------------   ----------------
                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $ 22,771           $ 22,663
  Accounts receivable, net                      275,916            118,844
  Inventories                                   213,251            200,876
  Deferred income taxes                           7,614              7,614
  Prepaid expenses and other assets              17,694             17,297
                                               --------           --------
       Total current assets                     537,246            367,294
                                               --------           --------

Property and equipment, net                      36,516             36,216
                                               --------           --------
Other assets
  Exclusive brand licenses, trademarks and
   intangibles, net                             196,702            205,534
  Debt financing costs                           11,436             13,978
  Other                                           4,920              4,598
                                               --------           --------
       Total other assets                       213,058            224,110
                                               --------           --------
       Total assets                            $786,820           $627,620
                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                              $ 87,010           $  2,068
  Accounts payable   trade                       98,175             79,997
  Other payables and accrued expenses            72,047             66,398
  Current portion of long-term debt               7,054              2,370
                                               --------           --------
       Total current liabilities                264,286            150,833
                                               --------           --------

Long-term debt                                  284,778            317,959
Deferred income taxes and other                  10,613             11,350
                                               --------           --------
       Total long-term liabilities              295,391            329,309
                                                --------           --------
       Total liabilities                        559,677            480,142
                                               --------           --------
Commitments and contingencies (See Note 8)


Convertible, redeemable preferred stock,
 Series D, $.01 par value (liquidation
 preference of $26,898 and $50,000
 respectively); 1,000,000 shares authorized;
 224,154 and 416,667 shares issued and
 outstanding, respectively                       10,253             15,634
                                               --------           --------
Shareholders' equity:
  Common stock, $.01 par value, 50,000,000
   shares authorized; 24,735,355
   and 18,804,057 shares issued, respectively       247                188
  Additional paid-in capital                    181,776             89,782
  Retained earnings                              41,239             49,688
  Treasury stock (124,429 and 290,299 shares
   at cost, respectively)                        (1,297)            (2,336)
  Accumulated other comprehensive income          1,275                  5
  Unearned deferred compensation                 (6,350)            (5,483)
                                               --------           --------
       Total shareholders' equity               216,890            131,844
                                               --------           --------
       Total liabilities and
        shareholders' equity                   $786,820           $627,620
                                               ========           ========


              The accompanying notes are an integral part of the
                unaudited consolidated financial statements.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (Unaudited)
                            (Amounts in thousands)
                                                                              Accumulated
                      Common Stock     Additional                                Other
                     --------------     Paid-In      Retained    Treasury    Comprehensive
                     Shares  Amount     Capital      Earnings     Stock         Income
                     ---------------------------------------------------------------------
Balance at
 January 31, 2003    18,804   $188      $ 89,782     $ 49,688    $(2,336)        $  5

Issuance of common
 stock upon exercise
 of stock options       181      2         1,496           -          -            -

Offering of common
 stock                3,667     36        62,632           -          -            -

Conversion of
 Series D preferred
 stock and
 accelerated
 accretion            2,083     21        26,906      (18,584)        -            -

Issuance of
 restricted stock,
 net of forfeitures      --     --           960           --      1,701           --

Repurchase of
 common stock            -      --            --           --       (662)          --

Amortization of
 unearned deferred
 compensation, net
 of forfeitures          -      -             --           --         --           --

Accretion and
 dividend on Series D
 preferred stock         --     -             -        (2,963)        --           --

Comprehensive income:
  Net income             --     -             -        13,098         --           --
  Foreign currency
   translation           -      --            --           --         --        1,270
                     ---------------------------------------------------------------------
Total comprehensive
 income                  --     --            --       13,098         --        1,270
                     ---------------------------------------------------------------------
Balance at
 October 25, 2003    24,735   $247      $181,776      $41,239    $(1,297)      $1,275
                     =====================================================================

RESTUBBED TABLE
CONTINUED FROM ABOVE

                                      Total
                        Unearned      Share-
                        Deferred      holders'
                      Compensation    Equity
                      ------------------------
Balance at
 January 31, 2003       $(5,483)      $131,844

Issuance of common
 stock upon exercise
 of stock options            -           1,498

Offering of common
 stock                        -         62,668

Conversion of
 Series D preferred
 stock and
 accelerated accretion        -          8,343

Issuance of
 restricted stock,
 net of forfeitures      (2,661)            --

Repurchase of
 common stock                -            (662)

Amortization of
 unearned deferred
 compensation, net
 of forfeitures           1,794          1,794

Accretion and
 dividend on Series D
 preferred stock              -         (2,963)

Comprehensive income:
  Net income                  -         13,098
  Foreign currency
   translation                -          1,270
                     -------------------------
Total comprehensive
 income                       -         14,368
                     -------------------------
Balance at
 October 25, 2003       $(6,350)      $216,890
                     =========================

            The accompanying notes are an integral part of the
               unaudited consolidated financial statements.

                              - 5 -

                          ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                 (Dollars in thousands)
                                                                Nine Months Ended
                                                            --------------------------
                                                            October 25,    October 26,
                                                                2003           2002
                                                            -----------    -----------
Operating Activities:
  Net income                                                 $  13,098      $  17,666
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                              15,253         17,280
     Amortization of senior note offering costs and
      note premium                                               1,939          1,965
     Amortization of unearned deferred compensation              1,794          1,593
  Changes in assets and liabilities:
    Increase in accounts receivable                           (157,072)      (205,647)
    Increase in inventories                                    (12,375)        (6,966)
    (Increase) decrease in prepaid expenses and
     other assets                                               (1,065)         3,661
    Increase in accounts payable                                18,178         42,730
    Increase in other payables and accrued expenses             10,422         15,888
    Other                                                          832          1,054
                                                             ---------      ---------
          Net cash used in operating activities               (108,996)      (110,776)
                                                             ---------      ---------

Investing Activities:
  Additions to property and equipment                           (9,105)        (6,498)
  Proceeds from disposals of property and equipment                  3              -
  Price adjustment to trademarks acquired in
   Arden acquisition                                             2,460              -
                                                             ---------      ---------
          Net cash used in investing activities                 (6,642)        (6,498)
                                                             ---------      ---------

Financing Activities:
  Proceeds from short-term debt                                 84,942        117,353
  Payments on long-term debt                                   (33,137)        (2,318)
  Proceeds from the exercise of stock options                    1,498            464
  Proceeds from the issuance of new common stock                62,667              -
  Repurchase of common stock                                      (662)            -
                                                             ---------      ---------
          Net cash provided by financing activities            115,308        115,499
                                                             ---------      ---------

Effect of exchange rate changes on cash and
 cash equivalents                                                  438            209

Net increase (decrease) in cash and cash equivalents               108         (1,566)

Cash and cash equivalents at beginning of period                22,663         15,913
                                                             ---------      ---------
Cash and cash equivalents at end of period                   $  22,771      $  14,347
                                                             =========      =========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                            $  30,836      $  30,918
                                                             =========      =========
  Income taxes paid during the period                        $     129      $      57
                                                             =========      =========


                    The accompanying notes are an integral part of the
                       unaudited consolidated financial statements.

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

     The unaudited consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the unaudited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2003, filed with the Commission.

     The consolidated balance sheet of the Company as of January 31, 2003 is derived from the audited financial statements included in the Company's annual report on form 10-K for the year ended January 31, 2003. The other consolidated financial statements are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year ending January 31, 2004. Certain reclassifications were made to the prior years' consolidated financial statements and the accompanying footnotes.

NOTE 2.   INCOME (LOSS) PER SHARE

     Basic income (loss) per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options, warrants and convertible securities. In addition, for the diluted income per share calculation, the imputed preferred dividend and accretion is added back to net income. Diluted loss per share equals basic loss per share for the nine months ended October 25, 2003 as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.


           [Remainder of Page Intentionally Left Blank]

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   INCOME (LOSS) PER SHARE   (Continued)

     The following table represents the computation of income (loss) per share (in thousands except per share data):

                                   Three Months Ended            Nine Months Ended
                                 ------------------------    ------------------------
                                 October 25,  October 26,    October 25,  October 26,
                                     2003         2002           2003         2002
                                -----------   -----------    -----------  -----------
Basic
  Net income (loss)
   attributable to common
   shareholders                   $19,336       $36,819        $(8,449)      $14,926
                                  =======       =======        =======       =======
  Weighted average shares
   outstanding                     18,097        17,765         17,966        17,733
                                   ======        ======         ======        ======
     Net income (loss) per
      basic share                   $1.07         $2.07         $(0.47)        $0.84
                                    =====         =====         ======         =====
Diluted
  Net income (loss)
   attributable to common
   shareholders                   $19,336       $36,819        $(8,449)      $14,926
  Accretion and Dividend
   on Series D Convertible
   Preferred Stock not converted
   during the period                  500           913             -          2,740
                                  -------       -------        -------       -------
     Net income (loss)
      as adjusted                 $19,836       $37,732        $(8,449)      $17,666
                                  =======       =======        =======       =======

  Weighted average shares
   outstanding                     18,097        17,765         17,966        17,733
  Potential common shares -
   treasury method                  2,130         1,048              -         1,140
  Assumed conversion of
   Series D Convertible
   Preferred Stock                  2,083         4,167              -         4,167
  Dividend shares on Series D
   Convertible Preferred
   Stock                              158            --             --            --
                                  -------       -------        -------       -------
  Weighted average shares and
   potential dilutive shares       22,468        22,980         17,966        23,040
                                  =======       =======        =======       =======
     Net income (loss)
      per diluted share             $0.88         $1.64         $(0.47)        $0.77
                                    =====         =====         ======         =====

     As a result of the conversion of $25 million of the aggregate liquidation (representing 208,340 shares) preference of the Company's Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock") into Common Stock on October 22, 2003 by an affiliate of Unilever (See Note
9), the Company recorded an $18.6 million non-cash charge against net income to common shareholders to reflect the acceleration of accretion on such preferred shares. For purposes of the diluted share calculation, the Company added back to net income attributable to common shareholders for the three months ended October 25, 2003 50%, or $500,000, of accretion and dividend on Series D Convertible Preferred Stock, which represents the amount of accretion and dividend on the preferred stock that was not converted during the period.

     The calculation of diluted earnings per share for the three months ended October 25, 2003 does not consider in the denominator the anti-dilutive effects of approximately 2.061 million shares of Series D Convertible Preferred Stock that were converted into Common Stock and would have increased the shares related to "assumed conversion of Series D Convertible Preferred Stock" and "weighted average shares and potential dilutive shares" by the same amount. Similarly, an add-back to net income attributable to common shareholders in the amount of approximately $18.584 million for the accelerated accretion charge associated with the conversion of certain of the Series D Convertible Preferred Stock and $501,000 related to non-accelerated accretion and dividends on such stock was not made as such add-back would have had an anti-dilutive effect on the calculation of diluted earnings per share.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   INCOME (LOSS) PER SHARE   (Continued)

     For the nine months ended October 25,2003, the calculation of diluted earnings per share excludes in addition to the above amounts, 1.596 million potential common shares under the treasury method, 2.098 million shares of Series D Convertible Preferred Stock assumed to be converted as of the beginning of the period, and 15,820 preferred dividend shares on the Series D Convertible Preferred Stock which upon conversion would equal 158,200 shares of Common Stock in the denominator and an add-back of $2.462 million to net income attributable to common shareholders related to non-accelerated accretion and dividends on such stock, as such amounts and add-backs would have had an anti-dilutive effect on the calculation of diluted earnings per share.

     The following table shows the options to purchase shares of Common Stock that were outstanding during the three and nine months ended October 25, 2003 and October 26, 2002 where the option exercise price was greater than the average market price of the common shares over the applicable period and thus were excluded from diluted income per share because they were anti-dilutive.

                           Three Months Ended               Nine Months Ended
                        --------------------------      -------------------------
                        October 25,    October 26,      October 25,   October 26,
                           2003           2002             2003          2002
                        -----------    -----------      -----------   -----------
Number of shares         117,000        2,820,750        297,000       1,937,974
                         =======        =========        =======       =========
Range of exercise     $18.16-$20.64   $11.33-$20.64   $14.80-$20.64  $12.50-$20.64
                      =============   =============   =============  =============

NOTE 3.   STOCK-BASED COMPENSATION

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

     The Company has three stock option plans. As of October 25, 2003, the Company has elected not to make a change to the fair market value of accounting. The Company will continue to account for these plans under the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) attributable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:
(Dollars in thousands except per share data):

                             Three Months Ended              Nine Months Ended
                         --------------------------      -------------------------
                         October 25,    October 26,      October 25,   October 26,
                             2003          2002             2003          2002
                         -----------    -----------      -----------   -----------
Net income (loss)
 attributable to common
 shareholders,
 as reported               $19,336        $36,819          $ (8,449)     $14,926
Stock-based employee
 compensation expense,
 net of tax, determined
 under fair value-based
 method                      1,325          1,375             3,703        4,024
                           -------        -------          --------      -------
Pro forma net income
 (loss) attributable to
  common shareholders      $18,011        $35,444          $(12,152)     $10,902
                           =======        =======          ========      =======

Income (loss) per
 common share
   Basic
     As reported             $1.07          $2.07            $(0.47)       $0.84
     Pro forma               $1.00          $2.00            $(0.68)       $0.61

   Diluted
     As reported             $0.88          $1.64            $(0.47)       $0.77
     Pro Forma               $0.82          $1.58            $(0.68)       $0.59

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer. SFAS 150 became effective for the Company in the third quarter ended October 25, 2003. This standard did not materially impact the Company's consolidated financial statements.

NOTE 5.   INVENTORIES

     The components of inventory were as follows:

           (Dollars in thousands)         October 25,         January 31,
                                             2003                2003
                                          -----------         -----------
           Raw materials                    $ 40,555          $ 35,500
           Work in progress                   18,288            19,792
           Finished goods                    154,408           145,584
                                            --------          --------
                                            $213,251          $200,876
                                            ========          ========

NOTE 6.     SHORT-TERM DEBT

     The Company has a revolving credit facility with a syndicate of banks, for which JP Morgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis up to $200 million with a $25 million sublimit for letters of credit (the "Credit Facility"). The Credit Facility matures in January 2006 and is guaranteed by certain of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to eligible accounts receivable and inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company's 10 3/8% Senior Notes due 2007 (the "10 3/8% Senior Notes") and the 11 3/4% Senior Secured Notes due 2011 (the "11 3/4% Senior Notes").

     The Credit Facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that applies only if average borrowing availability declines to less than $50 million. No financial maintenance covenant was applicable for the nine months ended October 25, 2003. The Credit Facility prohibits the payment of dividends on the Company's Common Stock and other distributions to common shareholders and restricts the Company from incurring additional non-trade indebtedness, except that the Company is permitted to repurchase up to $4 million of Common Stock.

        Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to the Company's ratio of consolidated debt to EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense). At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The Applicable Margin for LIBOR and prime rate borrowings ranges from 2.25% to 3.00% and .5% to 1.25%, respectively. As of October 25, 2003, the Applicable Margin was 2.75% for LIBOR loans and 1.0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from .375% to .5% per year.

        As of October 25, 2003, the Company had an outstanding balance under the Credit Facility of approximately $87 million and outstanding letters of credit of $470,010, as compared with a balance of $2.1 million and letters of credit of $286,000 outstanding as of January 31, 2003. As of October 25, 2003, the Company had approximately $241 million of eligible receivables and inventories available as collateral under the Credit Facility. Therefore, the Company had the full $200 million of borrowing capacity under the Credit Facility with a remaining availability of $112.5 million.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   LONG-TERM DEBT

     The Company's long-term debt consisted of the following:
(Dollars in thousands)

                                          October 25,      January 31,
Description                                  2003             2003
-----------                               -----------      -----------
10 3/8% Senior Notes due May 2007           $124,778          $150,977
11 3/4% Senior Secured Notes
 due May 2011                                160,000           160,000
8.5% Subordinated Debentures due May 2004      2,166             4,314
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                 4,888             5,038
                                            --------          --------
Total long-term debt                         291,832           320,329
Less current portion of long-term debt         7,054             2,370
                                            --------          --------
Long-term debt, net                         $284,778          $317,959
                                            ========          ========

     On October 24, 2003, the Company repurchased $20 million aggregate principal amount of its 10 3/8% Senior Notes at a redemption price of 103.458% of the principal amount plus accrued interest. As a result of this repurchase, the Company recorded a loss of approximately $290,000. This expense is comprised of the call premium of approximately $691,000 less approximately $401,000 for the non-cash write-off of unamortized debt issue premiums, net of original issue costs. See Note 13 for information on the Company's repurchase on November 21, 2003 of $56 million aggregate principal amount of 11 3/4% Senior Notes and the Company's notice of redemption given on November 18, 2003 for $20 million aggregate principal amount of 10 3/8% Senior Notes.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

     In October 2003, the Company entered into a settlement with an affiliate of Unilever for the final purchase price adjustments related to the acquisition of the Arden business. The settlement excludes certain rights to indemnification the Company is seeking from the Unilever affiliate relating to pending third party litigation. As a result, the aggregate purchase price was reduced by approximately $2.5 million. This was recorded as a reduction of the trademarks acquired and was allocated to the individual assets acquired on a pro-rata basis.

     In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$42.1 million at October 25, 2003), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$26.8 million at October 25, 2003). Management believes that the Company would be entitled to indemnification from Unilever under its agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit, and the Company is vigorously contesting the matter.

     The Company is also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

NOTE 9.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     EQUITY OFFERING. On October 22, 2003, the Company completed a public offering of 5,750,000 shares of Common Stock at $18.25 per share. The Company sold 3,666,667 shares of Common Stock in the offering, and an affiliate of Unilever sold 2,083,333 shares. The gross proceeds, before the offering discount of $3.8 million and approximately $400,000 of offering expenses, was approximately $66.9 million, resulting in net proceeds to the Company of approximately $62.7 million. The Company used the net proceeds on November 21, 2003 to redeem $56 million aggregate principal amount of the 11 3/4% Senior Notes. See Note 13. The Company did not receive any proceeds from the sale of the shares by the affiliate of Unilever.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY   (Continued)

     CONVERSION OF PREFERRED STOCK. In connection with the public offering on October 22, 2003, the affiliate of Unilever converted 208,340 shares (representing $25 million of aggregate liquidation preference) of the Company's Series D Convertible Preferred Stock into 2,083,340 shares of the Common Stock. As a result of the conversion of the Series D Convertible Preferred Stock and sale of the Common Stock by the Unilever affiliate, the Company's shareholders' equity increased by approximately $8.3 million and the balance recorded in the Convertible, redeemable preferred stock Series D account on the Company's consolidated balance sheet was reduced by the same amount. In addition, the accretion of the Series D Convertible Preferred Stock converted was accelerated in the amount of $18.6 million, resulting in a non-cash charge to net income (loss) attributable to common shareholders on the Company's consolidated statements of operations for the three and nine months ended October 25, 2003.

     CONVERTIBLE PREFERRED STOCK. At October 25, 2003 and January 31, 2003, the Company had outstanding 224,154 and 416,667 shares, respectively, $120 per share liquidation preference, of Series D Convertible Preferred Stock, that was issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions. The initial conversion price for the Series D Convertible Preferred Stock of $12 per share is subject to customary anti-dilution adjustments until January 23, 2007 in the event the Company issues Common Stock for consideration per share less than the then current market price of the Common Stock (other than in a bona fide underwritten offering, in connection with a debt financing and in other instances specified in the Company's Amended and Restated Articles of Incorporation (the "Articles")). The initial conversion price for the Series D Convertible Preferred Stock will also be subject to anti-dilution adjustments until January 23, 2013 if the Company declares a dividend in shares of Common Stock or reclassifies or combines the outstanding Common Stock into a greater or lesser number of shares. The initial conversion price for the Series D Convertible Preferred Stock is subject to reduction until January 23, 2013 if the Company repurchases Common Stock during such time in accordance with a formula set forth in the Articles. In addition, in the event that prior to January 23, 2013, the Company effects a reorganization of its capital stock, consolidates or merges with another corporation or sells substantially all of the Company's assets to another corporation such that the Company's common stockholders receive stock, securities or assets of another corporation in exchange for Common Stock, then the Company must make adequate provision so that each holder of Series D Convertible Preferred Stock has the right to receive such stock, securities or assets as may be issued with respect to, or in exchange for, the outstanding shares of Common Stock which would be received upon conversion of the Series D Convertible Preferred Stock had such reorganization, consolidation, merger or sale not occurred. The holder of the Series D Convertible Preferred Stock was entitled to convert up to 33.33% of its shares after January 23, 2002 and up to 66.66% after January 23, 2003 and will be entitled to convert all of its shares after January 23, 2004.

     In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and will be payable quarterly, at the Company's option, in cash or in additional shares of Series D Convertible Preferred Stock, subject to restrictions on the payment of dividends under the Credit Facility and the indentures governing the Company's Senior Notes (the "Indentures"). On March 17, 2003, June 16, 2003 and September 15, 2003, the Company issued to an affiliate of Unilever 5,208 shares, 5,273 shares and 5,339 shares respectively, of Series D Convertible Preferred Stock as payment of the first, second and third quarterly dividends. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its Credit Facility and compliance with certain limitations under the Indentures, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY   (Continued)

     Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The accretion of the beneficial conversion feature is based on the effective yield method over the period from issue date to the mandatory redemption date (12 years). The recorded dividend is based on the straight-line method, which approximates the effective yield method, with the total amount of the dividend of $25 million to be paid over 10 years amortized over the period from issue date to the mandatory redemption date (12 years) or $2.1 million annually. The difference between the liquidation value of $50 million and the $8.5 million balance recorded in Convertible, redeemable preferred stock, Series D account on the Company's consolidated balance sheet is being accreted over the life of the Series D Convertible Preferred Stock. The accretion will be accelerated if the Series D Convertible Preferred Stock is converted into Common Stock prior to the redemption date. For the three months ended October 25, 2003 and October 26, 2002, the aggregate accretion (excluding the accelerated accretion on the converted Series D Convertible Preferred Stock) and dividend relating to the Series D Convertible Preferred Stock was approximately $1.0 million and $913,000, respectively. For the nine months ended October 25, 2003 and October 26, 2002, the aggregate accretion (excluding the accelerated accretion on the converted preferred stock) and dividend on the Series D Convertible Preferred Stock was approximately $3.0 and $2.7 million, respectively.

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

     On March 22, 2002, the Company granted an aggregate of 504,000 shares of performance-accelerated restricted stock ("PARS") to 108 employees. PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if the Company's total shareholder return exceeds that total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS are recorded as unearned deferred compensation in the Company's consolidated balance sheets at October 25, 2003 and January 31, 2003. The PARS are currently being amortized over the six-year vesting period.

     At October 25, 2003 and January 31, 2003, the shares of Common Stock outstanding included 724,214 shares and 661,133 shares, respectively, of restricted stock that are subject to vesting requirements and forfeiture provisions. Compensation expense for the three months ended October 25, 2003 and October 26, 2002 relating to the PARS and the restricted stock granted to employees, net of forfeitures, amounted to approximately $632,000 and $654,000, respectively. Compensation expense for the nine months ended October 25, 2003 and October 26, 2002 relating to the PARS and the restricted stock granted to employees, net of forfeitures, amounted to approximately $1.8 million and $1.6 million, respectively.

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

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY   (Continued)

     EMPLOYEE STOCK PURCHASE PLAN. On July 1, 2003, the Company implemented its Employee Stock Purchase Plan under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The first purchases under this plan will be consummated on January 1, 2004.

NOTE 10.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following condensed financial statements of the Company show in separate columns those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business in January 2001, elimination adjustments and the consolidated total. The Company's direct subsidiaries DF Enterprises, Inc., FD Management, Inc. and Elizabeth Arden International Holding, Inc., are guarantors of the 11 3/4% Senior Notes. Entities included in this footnote follow the Company's accounting policies except with respect to accounting for investment in guarantors' subsidiaries, which the Company has accounted for using the equity method of accounting. Equity income of the guarantors subsidiaries is included in interest and other expense, net. All information presented is in thousands.

                                                 Three Months Ended
Statement of Operations                           October 25, 2003
                                 Company     Guarantors   Eliminations   Consolidated
                                 ----------------------------------------------------
Net sales                        $236,607       $91,076     $ (6,370)      $321,313
Cost of sales                     147,517        38,759           --        186,276
                                 --------       -------     --------       --------
Gross profit                       89,090        52,317       (6,370)       135,037
                                 --------       -------     --------       --------
Selling, general and
 administrative expenses           39,781        31,079       (6,370)        64,490
Depreciation and amortization       3,030         2,008           --          5,038
                                 --------       -------     --------       --------
Income from operations             46,279        19,230           --         65,509
Interest and other expense, net     4,124        (4,658)     (10,390)       (10,924)
                                 --------       -------     --------       --------
Income before income taxes         50,403        14,572      (10,390)        54,585
Provision for income taxes         11,482         4,182           --         15,664
                                 --------       -------     --------       --------
Net income                       $ 38,921       $10,390     $(10,390)      $ 38,921
                                 ========       =======     ========       ========

                                                Three Months Ended
Statement of Operations                          October 26, 2002
                                 Company     Guarantors   Eliminations   Consolidated
                                 ----------------------------------------------------
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
                                 ========       =======      ========       ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

                                                    Nine Months Ended
Statement of Operations                              October 25, 2003
                                   Company    Guarantors   Eliminations   Consolidated
                                   ---------------------------------------------------
Net sales                          $408,997    $203,225      $(11,732)      $600,490
Cost of sales                       271,906      87,425            --        359,331
                                   --------    --------      --------       --------
Gross profit                        137,091     115,800       (11,732)       241,159
                                   --------    --------      --------       --------
Selling, general and
 administrative expenses            100,913      87,203       (11,732)       176,384
Depreciation and amortization         9,514       5,739            --         15,253
                                   --------    --------      --------       --------
Income from operations               26,664      22,858            --         49,522
Interest and other expense, net     (10,427)    (15,426)       (5,299)       (31,152)
                                   --------    --------      --------       --------
Income before income taxes           16,237       7,432        (5,299)        18,370
Provision for income taxes            3,139       2,133            --          5,272
                                   --------    --------      --------       --------
Net income                         $ 13,098    $  5,299      $ (5,299)      $ 13,098
                                   ========    ========      ========       ========

                                                    Nine Months Ended
Statement of Operations                              October 26, 2002
                                   Company    Guarantors   Eliminations   Consolidated
                                   ---------------------------------------------------
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
                                   ========    ========      ========       ========

           [Remainder of Page Intentionally Left Blank]
                              - 15 -

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

                                                          As of
Balance Sheet                                        October 25, 2003
                                   Company    Guarantors   Eliminations   Consolidated
                                   ---------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents        $ 12,332    $  10,439     $     --       $ 22,771
  Accounts receivable, net          198,035       77,881           --        275,916
  Inventories                       155,320       57,931           --        213,251
  Intercompany receivable           290,868     (290,868)          --             --
  Deferred income taxes               7,614           --           --          7,614
  Prepaid expenses and
   other assets                       9,671        8,023            -         17,694
                                   --------    ---------     --------       --------
       Total current assets         673,840     (136,594)           -        537,246
                                   --------    ---------     --------       --------

Property and equipment, net          27,066        9,450            -         36,516
                                   --------    ---------     --------       --------
Other assets:
  Investment in guarantors'
   subsidiaries                      10,160            -      (10,160)            --
  Exclusive brand licenses,
   trademarks and
   intangibles, net                  28,220      168,482            -        196,702
  Other assets                       13,969        2,387            -         16,356
                                   --------    ---------     --------       --------
        Total other assets           52,349      170,869      (10,160)       213,058
                                   --------    ---------     --------       --------

        Total assets               $753,255    $  43,725     $(10,160)      $786,820
                                   ========    =========     ========       ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
  Short-term debt                  $ 87,010     $     -      $     --       $ 87,010
  Accounts payable   trade           88,073       10,102           --         98,175
  Other payables and accrued
   expenses                          48,812       23,235           --         72,047
  Current portion of
   long-term debt                     7,054           -            -           7,054
                                   --------    ---------     --------       --------
        Total current liabilities   230,949       33,337           -         264,286
                                   --------    ---------     --------       --------

Long-term debt                      284,778           --           --        284,778
Deferred income taxes and other      10,385          228           -          10,613
                                   --------    ---------     --------       --------
        Total liabilities           526,112       33,565            -        559,677
                                   --------    ---------     --------       --------
Convertible, redeemable preferred
 stock                               10,253            -           -          10,253
                                   --------    ---------     --------       --------

Shareholders' equity                216,890       10,160      (10,160)       216,890
                                   --------    ---------     --------       --------

        Total liabilities and
         shareholders' equity      $753,255    $  43,725     $(10,160)      $786,820
                                   ========    =========     ========       ========

                  ELIZABETH ARDEN, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

                                                          As of
Balance Sheet                                        January 31, 2003
                                   Company    Guarantors   Eliminations   Consolidated
                                   ---------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents        $  7,850    $ 14,813      $    --        $ 22,663
  Accounts receivable, net           71,753      47,091           --         118,844
  Inventories                       143,339      57,537           --         200,876
  Intercompany receivable          (111,166)    111,166           --              -
  Deferred income taxes               7,614          --           --           7,614
  Prepaid expenses and
   other assets                      10,936       6,361           --          17,297
                                   --------    --------      -------        --------
     Total current assets           130,326     236,968           -          367,294
                                   --------    --------      -------        --------

Property and equipment, net          26,705       9,511           --          36,216
                                   --------    --------      -------        --------
Other assets:
  Investment in guarantors'
   subsidiaries                       3,590          --       (3,590)             -
  Exclusive brand licenses,
   trademarks and
   intangibles, net                  33,269     172,265           --         205,534
  Other assets                       21,888      (3,312)          -           18,576
                                   --------    --------      -------        --------
     Total other assets              58,747     168,953       (3,590)        224,110
                                   --------    --------      -------        --------
     Total assets                  $215,778    $415,432      $(3,590)       $627,620
                                   ========    ========      =======        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                  $  2,068    $     --      $    --        $  2,068
  Accounts payable   trade           72,980       7,017           --          79,997
  Intercompany payable             (380,835)    380,835           --
  Other payables and
   accrued expenses                  43,552      22,846           --          66,398
  Current portion of
   long-term debt                     2,370          -            --           2,370
                                   --------    --------      -------        --------
     Total current
      liabilities                  (259,865)    410,698           --         150,833
                                   --------    --------      -------        --------

Long-term debt                      317,959           -           -          317,959
Deferred income taxes
 and other                           10,206       1,144           --          11,350
                                   --------    --------      -------        --------
     Total liabilities               68,300     411,842           -          480,142
                                   --------    --------      -------        --------
Convertible, redeemable
 preferred stock                     15,634          --           --          15,634
                                   --------    --------      -------        --------

Shareholders' equity                131,844       3,590       (3,590)        131,844
                                   --------    --------      -------        --------
Total liabilities and
 shareholders' equity              $215,778    $415,432      $(3,590)       $627,620
                                   ========    ========      =======        ========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION   (Continued)

                                                    Nine Months Ended
Statement of Cash Flow                               October 25, 2003
                                   Company    Guarantors   Eliminations   Consolidated
                                   ---------------------------------------------------
Operating Activities:
     Net cash used in
      operating activities         $(108,466)   $  (530)     $   --         $(108,996)
                                   ---------    -------      ------         ---------
Investing Activities:
  Additions to property and
   equipment, net of disposals        (4,823)    (4,282)         --            (9,105)
  Proceeds from disposals of
   property and equipment                  3         -           -                  3
  Price adjustment to trademarks
   Acquired in Arden acquisition       2,460         -           -              2,460
                                   ---------    -------      ------         ---------
     Net cash used in investing
      activities                      (2,360)    (4,282)         --            (6,642)
                                   ---------    -------      ------         ---------
Financing Activities:
  Proceeds from short-term debt       84,942         --          --            84,942
  Payments on long-term debt         (33,137)        --          --           (33,137)
  Proceeds from the exercise of
   stock options                       1,498         --          --             1,498
  Proceeds from issuance of new
   common stock                       62,667         -           -             62,667
  Repurchase of common stock            (662)         -           -              (662)
                                   ---------    -------      ------         ---------
     Net cash provided by
      financing activities           115,308         --          --           115,308

Effects of exchange rate changes
 on cash and cash equivalents             --        438          --               438
Net increase (decrease) in cash
 and cash equivalents                  4,482     (4,374)         --               108
Cash and cash equivalents at
 beginning of period                   7,850     14,813          --            22,663
                                   ---------    -------      ------         ---------
Cash and cash equivalents at
 end of period                     $ 12,332     $10,439      $   --         $  22,771
                                   =========    =======      ======         =========

                                                    Nine Months Ended
Statement of Cash Flow                               October 26, 2002
                                   Company    Guarantors   Eliminations   Consolidated
                                   ---------------------------------------------------
Operating Activities:
     Net cash (used in) provided
      by operating activities      $(112,237)  $  1,461      $   --         $(110,776)
                                   ---------   --------      ------         ---------
Investing Activities:
  Additions to property and
   equipment                          (2,379)    (4,119)         --            (6,498)
                                   ---------   --------      ------         ---------
     Net cash used in investing
      activities                      (2,379)    (4,119)         --            (6,498)
                                   ---------   --------      ------         ---------
Financing Activities:
  Proceeds from short-term debt      117,353         --          --           117,353
  Payments on long-term debt          (2,318)        --          --            (2,318)
  Proceeds from the exercise of
   stock options                         464         --          --               464
                                   ---------   --------      ------         ---------
     Net cash provided by
      financing activities           115,499         --          --           115,499

Effects of exchange rate changes
 on cash and cash equivalents             --        209          --               209
Net increase (decrease) in cash
 and cash equivalents                    883     (2,449)         --            (1,566)
Cash and cash equivalents at
 beginning of period                   3,616     12,297          --            15,913
                                   ---------   --------      ------         ---------
Cash and cash equivalents at
 end of period                     $   4,499   $  9,848      $   --         $  14,347
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

NOTE 12.   SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
           ACTIVITIES

     The Company incurred the following non-cash financing and investing activities:

   (Dollars in thousands)                        Nine Months Ended
                                             October 25,   October 26,
                                                2003          2002
                                             -----------   -----------
   Accretion and dividend on
    Series D Convertible Preferred Stock      $2,963        $2,740
                                              ======        ======

   Conversion of Series D Convertible
    Preferred Stock (See Note 9):

      Accelerated accretion on converted
       preferred stock                        18,584             -
                                              ======        ======

      Conversion to Common Stock               6,416             -
      Accreted dividends not paid on
       Convertible Preferred Stock             1,927             -
                                              ------        ------
      Conversion of Series D Preferred
       Stock                                   8,343             -
                                              ======        ======

   Issuance of Restricted Stock and PARS,
    net of forfeitures                         2,661        $7,270
                                              ======        ======

NOTE 13.   SUBSEQUENT EVENTS

     REDEMPTION OF 11 3/4% SENIOR NOTES. On November 21, 2003, the Company repurchased $56 million aggregate principal amount of 11 3/4% Senior Notes. The redemption price was 111.75% of the principal amount, plus accrued interest. The Company used the proceeds received from the public offering of its Common Stock, which was completed on October 22, 2003, to repurchase the
11 3/4% Senior Notes. See Note 9.   As a result of this redemption, the
Company will incur in the fourth quarter ending January 31, 2004 a pre-tax charge of approximately $8.7 million related to the early extinguishment of the 11 3/4% Senior Notes. Pending the closing of the redemption, the Company used the proceeds received from the public offering of Common Stock to temporarily pay down the borrowings under the Credit Facility.

     NOTICE OF REDEMPTION OF 10 3/8% SENIOR NOTES. On November 18, 2003, the Company issued a notice to the trustee under the Indentures calling for the redemption of $20 million aggregate principal amount of 10 3/8% Senior Notes. The redemption price will be 103.458% of the principal amount, plus accrued interest and the redemption date will be December 17, 2003. The Company expects to utilize borrowings under the Credit Facility to repurchase the 10 3/8% Senior Notes. As a result of this transaction, the Company expects to incur in the fourth quarter ending January 31, 2004 a pre-tax charge of approximately $500,000 related to the early extinguishment of the 10 3/8% Senior Notes.

     CONSOLIDATION OF DISTRIBUTION FACILITIES. On November 3, 2003, the Company announced that it intends to consolidate its U.S. distribution operations into a single distribution facility in Roanoke, Virginia by March 2004. The Roanoke facility was expanded to approximately 400,000 square feet this year in order to accommodate the consolidated distribution activities. Accordingly, the Company plans to cease conducting distribution activities from the Miami Lakes facility at the end of January 2004 and sell the facility. The Company will continue to use the corporate offices located in the Miami Lakes facility until the facility

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   SUBSEQUENT EVENTS   (Continued)

is sold and then it will move its corporate offices to another location in the area. In connection with the consolidation, the U.S. workforce will be reduced by approximately 10%. The consolidation of U.S. distribution facilities is designed to reduce supply chain, logistics and corporate overhead expenses, as well as the total level of inventory required to support the business and enhance working capital efficiency. The single transportation hub in Virginia is expected to result in lower freight expenses as well as lower labor, insurance and other overhead expenses.

     The Company expects to incur pre-tax charges of approximately $3.5 million by March 2004 related to costs associated with the consolidation, including severance pay, outplacement services, and health insurance assistance for severed employees. The Company expects to incur approximately $2.0 million to $2.5 million in the fourth quarter ending January 31, 2004 and the balance, of approximately $1.0 million, is expected to be incurred in the first quarter ending May 1, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such act) made in this quarterly report on form 10-Q. Any statements that express or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our substantial indebtedness and debt service obligations; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence; our customers' financial condition; our ability to access capital for acquisitions; the assumptions underlying our critical accounting estimates; the retention and availability of key personnel; changes in the retail, fragrance and cosmetic industries; our ability to launch new products and implement our growth strategy; the impact of competitive products and pricing; changes in product mix to less profitable products; risks of international operations, including foreign currency fluctuations; economic and political consequences of terrorist attacks and political instability in certain regions of the world; diseases affecting the customer purchasing patterns; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key manufacturing or fulfillment facilities that, after consolidations of manufacturing and fulfillment locations, manufacture or provide logistic services for the majority of our supply of certain products; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; legal and regulatory proceedings that affect, or will affect, our business; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

        In fiscal 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, we have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the nine months ended October 25, 2003, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

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

RESULTS OF OPERATIONS

Three Months Ended October 25, 2003 Compared to the Three Months Ended October 26, 2002
----------------------------------------------------------------------

     NET SALES. Net sales increased $6.5 million to $321.3 million for the three months ended October 25, 2003, from $314.8 million for the three months ended October 26, 2002. The increase was driven primarily by increased sales volumes to certain mass retailers and the favorable impact of foreign exchange rates. The increase in net sales was partially offset by reduced sales of certain promotional items, fewer fragrance launches than in the prior year period and economic weakness in certain European markets.

     GROSS PROFIT. Gross profit decreased approximately 1.5% to $135.0 million for the three months ended October 25, 2003, from $137.1 million for the three months ended October 26, 2002. Gross margin decreased to 42% for the third quarter in the current fiscal year from 43.5% in the prior year.
The decrease in gross profit and gross margin primarily reflects the higher percentage of sales of distributed brands, which have lower margins than owned and licensed brands.

     SG&A. Selling, general and administrative expenses increased approximately $3.0 million, or 4.8%, to $64.5 million for the three months ended October 25, 2003, from $61.5 million for the three months ended October 26, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 20.1% for the three months ended October 25, 2003, as compared to 19.5% in the prior year period. The increase in selling, general and administrative expenses was driven by higher costs for incentive compensation, the unfavorable impact of foreign exchange rates and increased investment in advertising and promotions, partially offset by reduced information technology costs and favorable bad debt experience.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased approximately $836,000 to $5.0 million in the three months ended October 25, 2003, as compared to $5.9 million for the three months ended October 26, 2002, principally due to certain assets and intangibles that were fully depreciated and amortized at the end of the prior fiscal year.

     INTEREST EXPENSE. Interest expense, net of interest income, decreased by approximately $634,000 to $10.6 million for the three months ended October 25, 2003, as compared to $11.3 million for the three months ended October 26, 2002, principally as a result of lower principal balances of the 10 3/8% Senior Notes due 2007 resulting from our redemption activities as well as lower interest rates under our credit facility.

     OTHER INCOME (EXPENSE). Other expense includes a charge of $290,000 related to the early extinguishment of our 10 3/8% Senior Notes due 2007 on October 24, 2003. This expense is comprised of the call premium of approximately $691,000 less approximately $401,000 for the non-cash write-off of unamortized debt issue premiums, net of original issue costs.

     PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $15.7 million for the three months ended October 25, 2003, as compared with $20.7 million for the three months ended October 26, 2002, due to a lower effective tax rate. The effective tax rate, calculated as a percentage of income before taxes, for the three months ended October 25, 2003 and October 26, 2002 was 28.7% and 35.5%, respectively.

     NET INCOME. Net income increased approximately 3.2%, to $38.9 million for the three months ended October 25, 2003 as compared to net income of $37.7 million in the prior year period. The improved performance was driven by higher net sales, lower depreciation, amortization and interest expense and a lower tax rate, partially offset by lower gross margins and higher selling, general and administrative expenses.

     ACCRETION AND DIVIDEND ON PREFERRED STOCK. As part of the purchase price for the acquisition of the Elizabeth Arden business, we issued to an affiliate of Unilever 416,667 shares of Series D convertible preferred stock. The Series D convertible preferred stock was recorded at a $35 million fair value with an allocation of $26.5 million made for the beneficial conversion feature of such preferred stock and recorded as additional paid-in capital. The Series D convertible preferred stock had an original $50 million liquidation preference and carries a 5% annual dividend yield, which began accruing in January 2003. The accretion and dividend on preferred stock, which is a non-cash charge to net income attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock. For the three months ended October 25, 2003 and October 26, 2002, the aggregate accretion (excluding the accelerated accretion on the converted Series D convertible preferred stock) and dividend relating to the Series D convertible preferred stock was approximately $1.0 million and $913,000, respectively. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

     ACCELERATED ACCRETION ON CONVERTED PREFERRED STOCK. In October 2003, we recorded accelerated accretion on the Series D convertible preferred stock of $18.6 million for the preferred stock converted into common stock, which was sold in the public offering in October 2003. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

     NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS. Principally due to the accelerated accretion of the fair value of the Series D convertible preferred stock converted into common stock in October 2003, net income attributable to common shareholders was $19.3 million for the three months ended October 25, 2003, as compared with $36.8 million for the three months ended October 26, 2002. As a result of the accelerated accretion on the conversion of $25 million of the aggregate liquidation preference of our Series D convertible preferred stock into common stock on October 22, 2003, our fully diluted net income per share for the three months ended October 25, 2003 was reduced by $0.71 per share.

    EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense), decreased approximately $5.4 million, or 7%, to $70.3 million ($70.6 million excluding charges related to the early extinguishment of debt included in other expenses) for the three months ended October 25, 2003 as compared to $75.6 million for the prior year period. The decrease in EBITDA reflects lower gross margins and higher selling, general and administrative expenses that were partially offset by higher net sales.

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

     The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

                                                (Unaudited)
     (Dollars in thousands)                   Three Months Ended
                                         --------------------------
                                         October 25,    October 26,
                                            2003           2002
                                         -----------    -----------
     Net income                            $38,921        $37,732
     Plus:
       Provision for income taxes           15,664         20,738
       Interest expense, net                10,631         11,265
       Depreciation and amortization         5,038          5,874
                                           -------        -------
         EBITDA including debt
          extinguishment charges            70,254         75,609
       Debt extinguishment charges             290              -
                                           -------        -------
         EBITDA excluding debt
          extinguishment charges           $70,544        $75,609
                                           =======        =======

Nine Months Ended October 25, 2003 Compared to the Nine Months Ended October 26, 2002
--------------------------------------------------------------------

     NET SALES. Net sales increased approximately 3.1% to $600.5 million for the nine months ended October 25, 2003, from $582.3 million for the nine months ended October 26, 2002. The increase was driven primarily by increased sales to mass retailers and the favorable impact from foreign currency rates. These increases were partially offset by reduced sales in U.S. department stores due to lower sales of certain promotional items, fewer fragrance launches this year and the adverse impact in travel retail and certain international markets during the first quarter of the fiscal year from the Severe Acute Respiratory Syndrome (SARS) epidemic and the Iraqi War.

     GROSS PROFIT. Gross profit increased approximately 1.0% to $241.2 million for the nine months ended October 25, 2003, from $239.7 million for the nine months ended October 26, 2002. Gross margin decreased to 40.2% of net sales for the nine months ending October 25, 2003 from 41.2% in the corresponding prior year period. The increase in gross profit was due to higher sales and lower gift with purchase costs, partially offset by a higher percentage of sales of distributed brands, which have lower gross margins than owned and licensed brands.

     SG&A. Selling, general and administrative expenses increased approximately $13.2 million, or approximately 8.1%, to $176.4 million for the nine months ended October 25, 2003, from $163.2 million for the nine months ended October 26, 2002. The increase in selling, general and administrative expenses as compared to the prior year period was due to the unfavorable impact from foreign currency rates, increased advertising expenses and higher incentive compensation costs. This increase was partially offset by favorable bad debt experience and reduced information technology costs. As a percentage of net sales, selling, general and administrative expenses increased to 29.4% for the nine months ended October 25, 2003, as compared with 28.0% in the prior year. In the second quarter of our current fiscal year, we recorded additional rent expense of approximately $667,000, which is a cumulative correction to previously recorded amounts and is related to scheduled rent increases and lease incentives in certain of our operating leases. This expense was not material to our results of operations during the periods to which the adjustment related or in the period recorded and, as such, prior periods were not adjusted.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased approximately $2.0 million to $15.3 million in the nine months ended October 25, 2003, as compared to $17.3 million for the nine months ended October 26, 2002, principally due to certain assets and intangibles that were fully depreciated and amortized at the end of the prior fiscal year.

     INTEREST EXPENSE. Interest expense, net of interest income, decreased by approximately $1.3 million to $31.0 million for the nine months ended October 25, 2003, as compared to $32.3 million for the nine months ended October 26, 2002, principally as a result of lower principal balances of the 10 3/8% Senior Notes due 2007 resulting from our redemption activities as well as lower interest rates under our credit facility.

     OTHER INCOME (EXPENSE). Other expense includes a charge of $290,000 related to the early extinguishment of our 10 3/8% Senior Notes due 2007 on October 24, 2003. This expense is comprised of the call premium of approximately $691,000 less approximately $401,000 for the non-cash write-off of unamortized debt issue premiums, net of original issue costs.

     PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $5.3 million for the nine months ended October 25, 2003, as compared with $9.5 million for the nine months ended October 26, 2002, reflecting a lower effective tax rate. The effective tax rate calculated as a percentage of income before income taxes for the nine months ended October 25, 2003 and October 26, 2002 was 28.7% and 34.9%, respectively.

     NET INCOME. Net income decreased approximately $4.6 million, or 25.9%, to $13.1 million for the nine months ended October 25, 2003, as compared to $17.7 million in the prior year period. The decrease was a result of higher selling, general and administrative expenses partially offset by higher net sales, lower depreciation and amortization expense and a lower tax rate.

     ACCRETION AND DIVIDEND ON PREFERRED STOCK. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock. For the nine months ended October 25, 2003 and October 26, 2002, the aggregate accretion (excluding the accelerated accretion on the converted Series D convertible preferred stock) and dividend relating to the Series D convertible preferred stock, including the converted Series D convertible preferred stock, was approximately $3.0 million and $2.7 million, respectively. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

     ACCELERATED ACCRETION ON CONVERTED PREFERRED STOCK. In October 2003, we recorded accelerated accretion on the Series D convertible preferred stock of $18.6 million for the preferred stock converted into common stock that was sold in the public offering in October 2003. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

     NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS. Principally due to the accelerated accretion of the fair value of the Series D convertible preferred stock converted into common stock in October 2003, the net loss attributable to common shareholders was $8.4 million for the nine months ended October 25, 2003 as compared with net income attributable to common shareholders of $14.9 million for the nine months ended October 26, 2002. As a result of the accelerated accretion on the conversion of $25 million of the aggregate liquidation preference of our Series D convertible preferred stock into common stock on October 22, 2003, our fully diluted net income per share for the nine months ended October 25, 2003 was reduced by $1.02 per share.

     EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased approximately $12.1 million, or 15.8%, to $64.6 million ($64.8 million excluding charges related to the early extinguishment of debt) for the nine months ended October 25, 2003, as compared to income of $76.7 million for the nine months ended October 26, 2002. The decrease in EBITDA was the result of higher selling, general and administrative expenses partially offset by higher net sales.

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

     The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

                                                (Unaudited)
     (Dollars in thousands)                  Nine Months Ended
                                         --------------------------
                                         October 25,    October 26,
                                            2003           2002
                                         -----------    -----------
     Net income                            $13,098        $17,666
     Plus:
       Provision for income taxes            5,272          9,455
       Interest expense, net                31,007         32 321
       Depreciation and amortization        15,253         17,280
                                           -------        -------
         EBITDA including debt
          extinguishment charges            64,630         76,722
       Debt extinguishment charges             168             --
                                           -------        -------
         EBITDA excluding debt
          extinguishment charges           $64,798        $76,722
                                           =======        =======

CONSOLIDATION OF DISTRIBUTION FACILITIES

     On November 3, 2003, we announced that we intend to consolidate our U.S. distribution operations into a single distribution facility in Roanoke, Virginia by March 2004. We expect to incur pre-tax charges of approximately $3.5 million by March 2004 related to costs associated with the consolidation, including severance pay, outplacement services, and health insurance assistance for severed employees. Approximately $2.0 million to $2.5 million is expected to be incurred in the fourth quarter ending January 31, 2004 and the balance, which is approximately $1.0 million, is expected to be incurred in the first quarter ended May 1, 2004.

     In connection with the facility consolidation, we expect to realize estimated savings of approximately $2 million to $4 million during the fiscal year ended January 31, 2005, and approximately $4 million to $6 million on an annual basis for the fiscal years thereafter. The U.S. workforce will be reduced by approximately 10%.

FINANCIAL CONDITION

     For the nine months ended October 25, 2003, net cash used in operating activities totaled $109.0 million, compared with $110.8 million of net cash used in operating activities for the nine months ended October 26, 2002. The decrease in cash used versus a year ago is due primarily to a lower increase in accounts receivable balance as days sales outstanding in net receivables has decreased as compared to the prior year period as calculated on a rolling twelve month basis. This has been partially offset by an increase in inventories and a smaller increase in accounts payable. These increases are primarily due to the purchase of inventories for certain additional brands we began to distribute this year and the timing of payments to suppliers.

     Net cash used in investing activities totaled $6.6 million for the nine months ended October 25, 2003, compared to $6.5 million for the nine months ended October 26, 2002. Net cash provided by financing activities totaled $115.3 million for the nine months ended October 25, 2003, compared to $115.5 million in the prior year. Short-term debt decreased primarily due to the pay down of the credit facility with approximately $63 million in net proceeds from the offering of common stock completed on October 22, 2003. The decrease in short-term debt was partially offset by the repurchase of approximately $30 million in aggregate principal amount of 10 3/8% Senior Notes due 2007 during this fiscal year from proceeds from the revolving credit facility.

     On October 22, 2003, we closed a public offering of 5,750,000 shares of common stock at $18.25 per share. We sold 3,666,667 shares of common stock in the offering, and an affiliate of Unilever sold 2,083,333 shares. The gross proceeds before the offering discount of $3.8 million and approximately $400,000 of offering expenses was $66.9 million, resulting in net proceeds to us of approximately $62.7 million. We used the net proceeds to redeem $56 million aggregate principal amount of the 11 3/4% Senior Notes due 2011 on November 21, 2003 at a redemption price of 111.75% of the principal amount, plus accrued interest. We did not receive any proceeds from the sale of the shares by the affiliate of Unilever. Unilever's affiliate converted $25 million of aggregate liquidation preference of our Series D convertible preferred stock, $.01 par value into common stock, which it sold in the offering.

     On November 21, 2003, we repurchased $56 million aggregate principal amount of 11 3/4% Senior Notes due 2011. The redemption price was 111.75% of the principal amount, plus accrued interest. We used the proceeds received from the public offering of our common stock, which was completed on October 22, 2003, to repurchase the 11 3/4% Senior Notes due 2011. See Note 9 to the Notes to Unaudited Consolidated Financial Statements. As a result of this redemption, we will incur in the fourth quarter ending January 31, 2004 a pre-tax charge of approximately $8.7 million related to the early extinguishment of the 11 3/4% Senior Notes due 2011. Pending the closing of the redemption, we used the proceeds received from the public offering of common stock to temporarily pay down the credit facility.

     On November 18, 2003, we issued a notice to the trustee under the indentures dated as of May 13, 1997 and April 27, 1998 relating to our 10 3/8% Senior Notes due 2007 calling for redemption $20 million aggregate principal amount of 10 3/8% Senior Notes due 2007. The redemption price will be 103.458% of the principal amount, plus accrued interest. The redemption date will be December 17, 2003 and we will use our borrowings under the credit facility to repurchase the 10 3/8% Senior Notes due 2007. As a result of this transaction, we expect to incur in the fourth quarter ending January 31, 2004 a pre-tax charge of approximately $500,000 related to the early extinguishment of the 10 3/8% Senior Notes due 2007.

     We currently have a credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit. The facility matures in January 2006. Borrowings under this facility are limited to a "borrowing base" based on eligible accounts receivable and inventories and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. Our obligations under the credit facility rank pari passu, or equal in right of payment, with our senior notes. The credit facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that applies only if average borrowing availability under the credit facility is less than $50 million. No financial covenant was applicable for the nine months ended October 25, 2003. The credit facility prohibits the payment of dividends on our common stock and other distributions to common shareholders and restricts us from incurring additional non-trade indebtedness, except that we are permitted to repurchase up to $4 million of common stock.

     Borrowings under the revolving credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to our ratio of consolidated debt to EBITDA (net income plus the provision for income taxes or net loss less the benefit from income taxes, plus interest expense, plus depreciation and amortization expense). At our option, the Applicable Margin may be applied to either the LIBOR or the prime rate. The Applicable Margin for LIBOR and prime rate borrowings ranges from 2.25% to 3.00% and .5% to 1.25%, respectively. As of October 25, 2003, the applicable margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. As of October 25, 2003, we had approximately $241 million of eligible receivables and inventories available as collateral under the credit facility. Therefore, we had the full $200 million of borrowing capacity under the credit facility with a remaining availability of $112.5 million.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board ("FASB")
issued SFAS No. 148, "Accounting for Stock-Based Compensation   Transition and
Disclosure   an Amendment of FASB Statement No. 123."  This statement amends
SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of October 25, 2003, we have elected not to make a change to the fair market value of accounting for stock-based compensation; however, we did adopt the disclosure provisions of SFAS No. 148. We will continue to account for employee stock options under the intrinsic value method pursuant to APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which no compensation costs were required to be recognized by us for the periods presented.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer. SFAS 150 became effective in the third quarter ended October 25, 2003. This standard did not materially impact our consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. As of October 25, 2003, we had approximately $87 million outstanding under our credit facility subject to variable interest rates. Our borrowings under our credit facility are seasonal, with peak borrowings in the third quarter of our fiscal year. To date, we have not engaged in derivative transactions with respect to our interest-bearing debt.

     FOREIGN CURRENCY RISK. We sell our products in approximately 90 countries around the world. For the three and nine months ended October 25, 2003, we derived approximately 26% and 32%, respectively, of our net sales from our international operations. We derive our sales in various different currencies, including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to our international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skin care and cosmetic products are produced in a manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

     While we may engage in currency hedging transactions, primarily forward exchange contracts, to reduce the exposure of our cash flows to fluctuations in currency rates, we did not engage in foreign currency hedging activities during the nine months ended October 25, 2003. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.   CONTROLS AND PROCEDURES

     The Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

 10.1 2000 Stock Incentive Plan as amended on June 25, 2003 (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 10-Q for the quarter ended July 26, 2003 (Commission File No. 1-6370)).

 10.2 Amended Non-Employee Director Stock Option Plan as amended on March 18, 2003 (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

Exhibit
Number                                 Description
-------      ----------------------------------------------------------------
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

(b)  Reports on Form 8-K.

     On September 4, 2003 we filed a current report on Form 8-K dated September 4, 2003, which furnished, under Item 9, the press release announcing the financial results for our second quarter ended July 26, 2003, and provided net sales and diluted earnings per share guidance for the remainder of fiscal 2004.

     On October 2, 2003 we filed a current report on Form 8-K dated October 2, 2003, which furnished, under Item 9 the press release announcing our filing with the Commission of a preliminary prospectus supplement to our existing shelf registration relating to a proposed offering of common stock.

     On October 17, 2003 we filed a current report on Form 8-K dated October 17, 2003, which furnished, under Item 9, the press release announcing the pricing for the common stock to be sold in an offering.

     On October 23, 2003 we filed a current report on Form 8-K dated
October 22, 2003, which reported, under Item 5, that the public offering of 5,750,000 shares of our common stock closed and which filed under Item 7 the underwriting agreement relating to such offering and the opinion of Weil, Gotshal & Manges, LLP regarding the shares sold in the offering. We also furnished, under Item 9, the press release relating to the closing of the public offering for our common stock.

                              - 32 -
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ELIZABETH ARDEN, INC.


Date:  December 8, 2003                 /s/ E. Scott Beattie
       ----------------                 --------------------
                                        E. Scott Beattie
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  December 8, 2003                 /s/ Stephen J. Smith
       ----------------                 --------------------
                                        Stephen J. Smith
                                        Executive Vice President and Chief
                                         Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
-------      ----------------------------------------------------------------
 31.1        Certification of Chief Executive Officer.

 31.2        Certification of Chief Financial Officer.

   32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.