Form 10-K
period 2004-01-31
ELIZABETH ARDEN INC
filed 2004-04-08
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-6370

Elizabeth Arden, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0914138
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

14100 N.W. 60th Avenue Miami Lakes, Florida	33014
(Address of principal executive offices)	(Zip code)

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $169 million based on the closing price of the Common Stock on the NASDAQ National Market of $15.04 per share on July 25, 2003, the last business day of the registrant’s most recently completed second fiscal quarter and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of March 31, 2004, the registrant had 25,291,443 shares of Common Stock outstanding.

Documents Incorporated by Reference

Part III—Portions of the Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be held on June 22, 2004.

Elizabeth Arden, Inc.

IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ELIZABETH ARDEN, INC., IS HEREBY PROVIDING CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS (AS DEFINED IN SUCH ACT) MADE IN THIS ANNUAL REPORT ON FORM 10-K, WITH THE EXCEPTION OF ITEM 8. ANY STATEMENTS THAT ARE NOT HISTORICAL FACTS AND THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO, EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES SUCH AS “WILL LIKELY RESULT,” “ARE EXPECTED TO,” “WILL CONTINUE,” “IS ANTICIPATED,” “ESTIMATED,” “INTENDS,” “PLANS” AND “PROJECTION”) ARE NOT HISTORICAL FACTS AND MAY BE FORWARD-LOOKING AND MAY INVOLVE ESTIMATES AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, ANY SUCH STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO, AND ARE ACCOMPANIED BY, THE FOLLOWING KEY FACTORS THAT HAVE A DIRECT BEARING ON OUR RESULTS OF OPERATIONS: OUR ABSENCE OF CONTRACTS WITH CUSTOMERS OR SUPPLIERS AND OUR ABILITY TO MAINTAIN AND DEVELOP RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS; INTERNATIONAL AND DOMESTIC ECONOMIC AND BUSINESS CHANGES THAT COULD IMPACT CONSUMER CONFIDENCE; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; RISKS OF INTERNATIONAL OPERATIONS, INCLUDING FOREIGN CURRENCY FLUCTUATIONS, ECONOMIC AND POLITICAL CONSEQUENCES OF TERRORIST ATTACKS, POLITICAL INSTABILITY IN CERTAIN REGIONS OF THE WORLD, AND DISEASES AFFECTING CUSTOMER PURCHASING PATTERNS; OUR ABILITY TO LAUNCH NEW PRODUCTS AND IMPLEMENT OUR GROWTH STRATEGY; OUR ABILITY TO SUCCESSFULLY AND COST-EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES OR NEW BRANDS; OUR SUBSTANTIAL INDEBTEDNESS, DEBT SERVICE OBLIGATIONS AND RESTRICTIVE COVENANTS IN OUR REVOLVING CREDIT FACILITY AND OUR INDENTURE FOR OUR 7 3/4% SENIOR SUBORDINATED NOTES; OUR CUSTOMERS’ FINANCIAL CONDITION; OUR ABILITY TO ACCESS CAPITAL FOR ACQUISITIONS; CHANGES IN PRODUCT MIX TO LESS PROFITABLE PRODUCTS; THE RETENTION AND AVAILABILITY OF KEY PERSONNEL; THE ASSUMPTIONS UNDERLYING OUR CRITICAL ACCOUNTING ESTIMATES; DELAYS IN SHIPMENTS, INVENTORY SHORTAGES AND HIGHER COSTS OF PRODUCTION DUE TO INTERRUPTION OF OPERATIONS AT KEY THIRD PARTY MANUFACTURING OR FULFILLMENT FACILITIES THAT MANUFACTURE OR PROVIDE LOGISTIC SERVICES FOR THE MAJORITY OF OUR SUPPLY OF CERTAIN PRODUCTS; CHANGES IN THE RETAIL, FRAGRANCE AND COSMETIC INDUSTRIES; OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS; CHANGES IN THE LEGAL, REGULATORY AND POLITICAL ENVIRONMENT THAT IMPACT, OR WILL IMPACT, OUR BUSINESS, INCLUDING CHANGES TO CUSTOMS OR TRADE REGULATIONS OR ACCOUNTING STANDARDS; AND OTHER RISKS AND UNCERTAINTIES. WE CAUTION THAT THE FACTORS DESCRIBED HEREIN COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS WE MAKE AND THAT INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHER, ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE, AND WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES. NEW FACTORS EMERGE FROM TIME TO TIME, AND IT IS NOT POSSIBLE FOR US TO PREDICT ALL OF SUCH FACTORS. FURTHER, WE CANNOT ASSESS THE IMPACT OF EACH SUCH FACTOR ON OUR RESULTS OF OPERATIONS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1.    BUSINESS

General

Elizabeth Arden, Inc., a corporation established in Florida in 1960, is a global prestige fragrance and beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. We market approximately 50 owned or licensed prestige fragrance brands, including Elizabeth Arden’s Red Door, Red Door Revealed, 5th Avenue, Elizabeth Arden green tea, ardenbeauty, Sunflowers and Elizabeth Arden Provocative Woman; Elizabeth Taylor’s White Diamonds, Passion, Forever Elizabeth and Gardenia; White Shoulders; Halston and Z-14; Geoffrey Beene’s Grey Flannel; PS Fine Cologne for Men; Design; and Wings. Our skin care brands include Ceramide, Eight Hour Cream and Overnight Success, and our cosmetics products include Elizabeth Arden brand lipstick, foundation and other color cosmetics products. In addition to our owned or licensed fragrance brands, we distribute over 250 additional prestige fragrance brands, primarily in the United States through distribution and other purchasing agreements.

We sell our prestige beauty products in more than 65,000 separate retail locations in the United States and internationally, including;

•	department stores such as The May Company, Federated Department Stores, Dillard’s, JCPenney, Belk and Nordstrom;

•	mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and

•	international retailers such as Boots, Debenhams, Marionnaud and Sephora.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige department stores and our fragrances in prestige department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products in approximately 90 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets such as duty free shops and airport boutiques.

Our net sales to customers in the United States and internationally in dollars and as a percentage of net sales for the past three fiscal years are listed in the following chart.

	Fiscal Years Ended January 31,
	2004		2003		2002
	Sales	%	Sales	%	Sales	%
(Amounts in millions)
United States	$548.4	67%	$509.5	68%	$465.4	70%
International	266.0	33%	242.5	32%	202.7	30%

Total	$814.4	100%	$752.0	100%	$668.1	100%

Our three largest foreign countries in terms of net sales during fiscal 2004 were the United Kingdom, with approximately $38 million, Canada, with approximately $22 million, and Spain, with approximately $19 million. Our three largest foreign countries in terms of net sales during fiscal 2003 were the United Kingdom, with approximately $35 million, Canada, with approximately $19 million and Spain, with approximately $16 million. Our three largest foreign countries in terms of net sales during fiscal 2002 were the United Kingdom, with approximately $35 million, Italy, with approximately $15 million and Canada, with approximately $14 million.

We offer our retail customers in the United States a broad portfolio of prestige beauty brands coupled with marketing and merchandising services that significantly enhance our customers’ sell-through of the products we sell them. We distinguish ourselves by tailoring the marketing, promotion, size and packaging of our prestige fragrances to appeal to a wide range of consumers.

This tailoring uniquely allows us to sell the same brand in prestige department stores and mass retailers while maintaining its prestige image. We also provide many of our mass retailers in the United States additional valuable services, including category and inventory management and fulfillment services that our competitors do not typically offer. We believe that our breadth of products and level of services have enabled us to gain a leading share of the growing prestige fragrance category at mass retailers and to become an important and valued supplier for our customers. For example, we have been named by JCPenney as Supplier of the Year for the past five consecutive years and were awarded the “Supplier Award of Excellence” by Wal-Mart for the fourth quarter of calendar year 2002 in the cosmetic, fragrance, skincare and bath and body category.

On January 23, 2001, we acquired the Elizabeth Arden business, including the Elizabeth Arden line of fragrance, skin care and cosmetic brands, the license for the Elizabeth Taylor fragrance brands and the White Shoulders fragrance brand, from affiliates of Unilever N.V. Following the acquisition, we changed our name from French Fragrances, Inc. to Elizabeth Arden, Inc. As a result of this acquisition, our sales almost doubled from approximately $373 million in fiscal 2001 to approximately $668 million in fiscal 2002, our international sales also increased significantly from approximately $4 million in fiscal 2001 to approximately $203 million in fiscal 2002. Prior to this acquisition, we were involved primarily in the marketing and sales of prestige fragrance products in the United States, and international sales were not material.

Our principal executive offices are located at 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014 and our telephone number is (305) 818-8000. We maintain a website with the address of www.elizabetharden.com. We are not including information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Business Strategy

Enhance Brand Performance.    We believe significant opportunities exist to increase the sales and profitability of our brands by reinvesting in the highly recognized Elizabeth Arden and Elizabeth Taylor brand names. In fiscal 2003, we launched the “Open for Beauty” brand image campaign for Elizabeth Arden, featuring our global spokesperson, Catherine Zeta-Jones, and our classic Red Door symbol. We believe this campaign reinforced the Elizabeth Arden brand heritage and contemporized the Elizabeth Arden brand globally. To capitalize on our brand recognition, we increased our advertising and the utilization of our spokesperson to promote our core product lines, such as Elizabeth Arden Red Door, Elizabeth Arden green tea and ardenbeauty fragrances, as well as our skin care and color lines. We also introduced a new Elizabeth Taylor fragrance, Forever Elizabeth, to capitalize on the strength of the Elizabeth Taylor brand name. During fiscal 2004, we launched a new Elizabeth Arden fragrance, Red Door Revealed, relaunched Elizabeth Arden green tea, and introduced several new skin care and color products, including Ceramide Plump Perfect, Overnight Success and Color Intrigue, a line of lipstick, and a new Elizabeth Taylor fragrance, Gardenia. During fiscal 2005, we are launching a new Elizabeth Arden fragrance, Elizabeth Arden Provocative Woman, and plan to launch several new skin care and color products and a new Britney Spears fragrance.

Grow the Prestige Fragrance Category with our Retail Partners.    We intend to increase the sales volume of our products and strengthen our relationships with our retail customers by continuing to develop innovative programs to help our customers maximize sales of our products. For example, in 2001, we introduced our innovative “open sell” packaging system to certain of our United States. and Canadian mass retail partners. We designed this system to allow retailers to display fragrances on open counters and shelves rather than in locked cases, thereby giving consumers easier access to our products, which has significantly increased sales of our products at these retailers. We believe that the “open sell” program and other merchandising innovations, such as our designer collectibles program, in which we sell small and travel sizes of prestige fragrances to certain U.S. mass retail accounts, will continue to drive sales growth for our retail customers. Additionally, we expect to capitalize on the growth of our largest mass retail customers both in the United States and, over time, internationally.

Improve Profitability and Working Capital Efficiencies.    We continue to pursue business efficiencies throughout the company, particularly in finance, logistics, supply chain and information technology areas. In addition, the acquisition of the Elizabeth Arden business significantly increased the scale of our international operations and continues to provide opportunities to improve operating efficiency by leveraging a larger sales and distribution platform. As we acquire additional prestige brands to sell in our international markets, we expect to further leverage that infrastructure and increase our profitability. Cash flow from operations should increase as we improve our working capital efficiencies, allowing us to reinvest those savings to support our brands through product innovation and increased advertising to stimulate growth and repay debt. Through February 2004, we reduced our long-term indebtedness by approximately $79.5 million from our ending fiscal 2003 balance, which is expected to lower our interest expense and provide us with greater financial flexibility.

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

Acquire Control of Additional Prestige Fragrance Brands.    We intend to continue to opportunistically acquire control of additional prestige brands that enjoy established consumer loyalty and will complement our brand portfolio. We previously served as a distributor for several of the brands that we have acquired, including the brands acquired with the Elizabeth Arden business. We believe that our familiarity with our many distributed brands, along with our strong market presence, positions us to acquire and/or license these and other brands and integrate them seamlessly into our operations. The acquisition of brands enables us to leverage our logistics and sales infrastructure globally, generate higher gross margins and increase overall profitability. In January 2003, for example, we acquired the trademarks for the Wings prestige brand from The Procter & Gamble Company, which we were previously marketing in the United States under a license from Giorgio Beverly Hills, Inc., a subsidiary of Procter & Gamble. In June 2003, we entered into a licensing agreement to market a line of men’s fragrance for GANT AB, primarily in our international markets. In March 2004, we entered into an exclusive worldwide licensing agreement with Britney Brands, Inc. to develop and distribute a line of fragrance, cosmetics and skin care products under the Britney Spears name allowing us to target a younger global consumer. While we continuously review acquisition opportunities for prestige fragrance brands, we have no commitments or agreements for any acquisitions at this time.

Products

Fragrance.    We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, body spray and gift sets. Each fragrance is sold in a variety of sizes and packaging arrangements. In addition, bath and body products, such as soaps, deodorants, body lotions, gels, creams and dusting powder that are based on the particular fragrance, may complement each fragrance line. We tailor the size and packaging of the fragrance to suit the particular target customer. Our fragrance products generally retail at prices ranging from $8 to $105, depending on the size and type of the product.

Our owned and licensed fragrance brands include the Elizabeth Arden brands, such as Elizabeth Arden’s Red Door, Red Door Revealed, 5th Avenue, Elizabeth Arden green tea, ardenbeauty, Elizabeth Arden Provocative Woman and Sunflowers; Elizabeth Taylor’s White Diamonds, Passion, Forever Elizabeth and Gardenia; White Shoulders; the Halston brands, such as Halston and Z-14; Geoffrey Beene’s Grey Flannel; PS Fine Cologne for Men; Design; and Wings. In addition to the approximately 50 brands we own and license, we also distribute over 250 fragrances under brands manufactured by others, principally to mass retailers. For fiscal 2004, net sales of fragrance and ancillary products amounted to $622.5 million, or approximately 76% of our net sales. For fiscal 2003, net sales of fragrance and ancillary products amounted to $579.0 million, or approximately 77% of our net sales. For fiscal 2002, net sales of fragrance and ancillary products amounted to $505.3 million, or approximately 76% of our net sales.

Skin care.    Our skin care lines include a broad range of products for both men and women, such as moisturizers, creams, lotions, and cleansers. Our skin care products under the Elizabeth Arden brand name include the product lines Ceramide, and Eight Hour Cream, and products such as First Defense and Overnight Success. We sell skin care products internationally and in the United States primarily in prestige department stores and, to a lesser extent, through independently owned and operated Elizabeth Arden Red Door salons and stores. Our skin care products generally retail at prices ranging from $13 to $84. We frequently market skin care products with samples or gifts. Skin care products accounted for $122.4 million, or approximately 15%, of our net sales for fiscal 2004. Skin care products accounted for $110.8 million, or approximately 15%, of our net sales for fiscal 2003. Skin care products accounted for $104.3 million, or approximately 16%, of our net sales for fiscal 2002.

Cosmetics.    Under the Elizabeth Arden name, we offer a variety of cosmetics, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. We sell our cosmetics internationally and in the United States primarily in department stores and, to a lesser extent, through independently owned and operated Elizabeth Arden salons and stores. Our cosmetic products generally retail at prices ranging from $10 to $30. Cosmetics accounted for $69.6 million, or approximately 9%, of our net sales for fiscal 2004. Cosmetics accounted for $62.2 million, or approximately 8%, of our net sales for fiscal 2003. Cosmetics accounted for approximately $58.5 million, or approximately 8%, of our net sales for fiscal 2002.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Red Door Revealed, ardenbeauty, 5th Avenue, Visible Difference, First Defense and Millenium, White Shoulders, Halston, Z-14, PS Fine Cologne for Men, Design and Wings. We have registered these trademarks, or have applications pending, in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We also are the exclusive worldwide trademark licensee for both the Elizabeth Taylor fragrance brands (including White Diamonds, Elizabeth Taylor’s Passion, Forever Elizabeth and Gardenia), the Geoffrey Beene fragrance brands (including Grey Flannel) and a new line of fragrances under the GANT and Britney Spears names. The Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Beene license terminates in March 2025 and is automatically renewable for additional 10-year terms. The GANT license terminates four years after notice from either party. The Spears license terminates in December 2009, and is renewable by us, at our sole option, for a 5-year term.

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

Sales and Distribution

We sell our prestige beauty products to more than 65,000 separate retail locations, including department stores such as The May Company, Federated Department Stores, Dillard’s, JCPenney, Belk and Nordstrom; mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and international retailers such as Boots, Debenhams, Marionnaud and Sephora. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in the United States primarily in department stores. We also sell our Elizabeth Arden fragrances, skin care and cosmetic products in approximately 90 other countries worldwide through perfumeries, pharmacies, department stores, specialty retailers, “duty free” shops and other retail shops and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through selected local distributors under contractual arrangements. We manage our international operations from offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in the Elizabeth Arden and Red Door beauty salons, which are owned and operated by an unrelated third party. In addition to the sales price of the products sold to the operator of these salons, we receive a licensing fee based on the net sales from each of the salons for the use of the “Elizabeth Arden” or “Red Door” name.

Our sales staff and marketing support personnel are organized by customer account based upon type and location of the customers. Our sales force routinely visits retailers to assist in the merchandising, layout and stocking of selling areas. For many of our mass retailers in the United States and Canada, we sell basic products in hard plastic clam packs that deter theft and permit the products to be sold in open displays. This “open sell” program has been rolled out to more than 5,000 retail doors. In addition, our fulfillment capabilities enable us to reliably process, assemble and ship small orders on a timely basis. We use this ability to assist our customers in their retail distribution through “drop shipping” directly to their stores and by fulfilling their sales of beauty products over the Internet. We maintain sufficient quantities of inventory of our owned, licensed and distributed brands to meet customers’ rapid delivery requirements. We also ship our products directly to consumers for several of our customers’ web-based operations, including Walmart.com and JCPenney.com. Sales over the Internet are not material to our results of operations.

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

Our ten largest customers accounted for approximately 40% of net sales for fiscal 2004. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart, which, on a global basis, accounted for approximately 15% of our net sales. The loss of, or a significant adverse change in, our relationship with any of our largest customers could have a material adverse effect on our business, prospects, results of operations or financial condition.

The industry practice for businesses that market beauty products has been to grant certain department stores, subject to the seller’s authorization and approval, the right to either return merchandise or to receive a markdown allowance for certain promotional products. We establish estimated return reserves and markdown allowances at the time of sale based upon historical and projected experience, economic trends and changes in customer demand. Our reserves and allowances are reviewed and updated as needed during the year, and additions to these reserves and allowances may be required. Additions to our reserves and allowances may have a negative impact on our financial results. We have a dedicated sales organization to sell returned products.

Marketing

Our marketing approach emphasizes a consistent global image for our brands, and each of our fragrance, skin care and cosmetics products is distinctively positioned and is marketed with consistent logos and packaging. We use print, television and radio advertising, as well as point-of-sale merchandising, including displays and sampling.

In fiscal 2003, we launched a brand image campaign for Elizabeth Arden, “Open for Beauty,” featuring our global spokesperson, Catherine Zeta-Jones, and our classic Red Door symbol. This campaign was intended to reinforce the Elizabeth Arden brand heritage and contemporize the Elizabeth Arden brand globally. To capitalize on this brand repositioning, we increased our advertising and the utilization of our spokesperson to promote our core product franchises. In fiscal 2004, we launched several new skin care products, including Ceramide Plump Perfect, Overnight Success and First Defense, a new line of lipstick, Color Intrigue, a new Elizabeth Arden fragrance, Red Door Revealed, and a new Elizabeth Taylor fragrance, Gardenia. We have plans for several launches in fiscal 2005, including an Elizabeth Arden fragrance, Elizabeth Arden Provocative Woman, several skin care and color products and a new Britney Spears fragrance. In fiscal 2003, we introduced a new Elizabeth Taylor fragrance, Forever Elizabeth, to capitalize on the strength of the Elizabeth Taylor brand name. In addition, we introduced several new skin care and color items, including two new Ceramide products, Peel and Reveal Revitalization Treatment and Eight Hour Cream Lip Tints, and updated our cosmetics line internationally. New product introduction is an important element in attracting consumers to our brands and in creating brand excitement with our retail customers. Our marketing personnel work closely with customers to develop new products and extensions of our well-established brands. Product development costs have not been material during the last three fiscal years.

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

Seasonality

Our operations have historically been seasonal, with higher sales occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2004, approximately 66% of our net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

Manufacturing, Supply Chain and Logistics

We use third-party contract manufacturers in the United States and Europe to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our owned and licensed brands. The Elizabeth Arden and Elizabeth Taylor fragrance and skin care products are manufactured in a manufacturing plant in Roanoke, Virginia, primarily by Cosmetic Essence, Inc., an unrelated third party, under a manufacturing agreement that expires on January 31, 2007. Pricing is based on fixed and variable costs that are established annually. We also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

Except for the Cosmetic Essence, Inc. manufacturing agreements, as is customary in our industry, we generally do not have long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 36% of our cost of sales for fiscal 2004. The loss of, or a significant adverse change in our relationship with any of our key fragrance manufacturers for our owned and licensed brands such as Cosmetic Essence, Inc. or suppliers of distributed fragrance brands could have a material adverse effect on our business, prospects, results of operations or financial condition.

Our United States fulfillment operations and fulfillment operations for certain other areas of the world are conducted out of, and a large portion of our inventory is located in, our Roanoke, Virginia distribution facility that we lease. Distribution operations out of our Miami Lakes facility were consolidated into the Roanoke facility by March 2004. The Roanoke facility was expanded in fiscal 2004 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. Our fulfillment operations for Europe are conducted by CEPL, an unrelated third party, through a logistics services agreement at CEPL’s facility in Beville, France. The agreement expires in May 2005, but is automatically renewable for an additional one-year period unless either party gives nine months notice of termination prior to the end of the term. Our Canadian fulfillment operations are conducted by McKesson Outsource Logistics, an unrelated third party, from their facility in Toronto, Canada. The agreement expires in May 2006 and may be terminated by either party upon nine months notice prior to the end of the term. The loss of any of these distribution facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and inventory and could have a material adverse effect on our business, prospects, results of operations or financial condition.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other Federal, state, local and international regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the ingredients, labeling, packaging and marketing of our products. We believe that we are in substantial compliance with such regulations, as well as with applicable Federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future. Regulations that are designed to protect consumers or the environment have an influence on our products.

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

As a whole, these management information systems provide on-line, real-time information for our sales, purchasing, warehouse and financial departments. Our information systems form the basis of a number of the value-added services that we provide to our customers, including vendor managed inventory, inventory replenishment, customer billing, sales analysis, products’ availability and pricing information, and expedited order processing. We completed the conversion of all primary order processing systems to a common platform in March 2004 as part of the consolidation of our United States distribution and warehouse operations in Roanoke, Virginia. Our information systems also support our customers’ retail sales over the Internet. We manage our information technology infrastructure under various outsourcing agreements with unrelated third-party providers.

We have back-up facilities to enhance the reliability of our management information systems. These facilities will allow us to continue to operate if our main facilities should fail. We also have a data recovery plan, which has been successfully tested, to protect our operations and customer information. We also have business interruption insurance to cover a portion of any disruption in or destruction of our management information systems.

Competition

The beauty industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and delivery, and level of brand support and in-store customer support. We compete with a large number of manufacturers and marketers of beauty products, some of which have substantially more resources than we do.

We believe that we compete primarily on the basis of product recognition, quality, performance, price, and our emphasis on providing value-added customer services, including category management services, to certain retailers. There are products that are better-known and more popular than the products manufactured or supplied by us. Many of our competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than we do, as well as have greater name recognition and the ability to develop and market products similar to and competitive with those manufactured by us.

Employees

As of April 1, 2004, we had approximately 1,600 full-time employees and approximately 550 part-time employees in the United States and 14 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of April 1, 2004 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	45	Chairman and Chief Executive Officer
Paul F. West	54	President and Chief Operating Officer
Stephen J. Smith	44	Executive Vice President and Chief Financial Officer
Michael H. Lombardi	59	Executive Vice President, Operations
Oscar E. Marina	44	Executive Vice President, General Counsel and Secretary
Ronald L. Rolleston	48	Executive Vice President, Global Marketing
Joel B. Ronkin	36	Executive Vice President and Chief Administrative Officer
Jacobus A. J. Steffens	42	Executive Vice President, General Manager—International

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

Paul F. West has served as our President and Chief Operating Officer since March 2003, as our Executive Vice President and Chief Operating Officer from November 2000 until March 2003, as our Executive Vice President, Sales Management and Planning from March 2000 through November 2000, and as our Senior Vice President, Sales Management and Planning from April 1998 through March 2000. Prior to joining the company, Mr. West worked in various management capacities for divisions of Unilever N.V., including Chesebrough Ponds, Inc. and the Elizabeth Arden Company, where he served as Chief Financial Officer from September 1989 to May 1996.

Stephen J. Smith has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

Michael H. Lombardi has served as our Executive Vice President, Operations since March 2004, as our Senior Vice President, Operations since February 2002 and as Senior Vice President, Marketing/Supply Chain Operations with the Elizabeth Arden Company, a division of Unilever N.V., since April 1999. Prior to joining the Elizabeth Arden Company, Mr. Lombardi worked in various management capacities for Chesebrough Ponds, Inc., a division of Unilever N.V..

Oscar E. Marina has served as our Executive Vice President, General Counsel and Secretary since March 2004, as our Senior Vice President, General Counsel and Secretary from March 2000 through February 2004, and as our Vice President, General Counsel and Secretary from March 1996 through March 2000. From October 1988 until March 1996, Mr. Marina was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, becoming a partner of the firm in January 1995.

Ronald L. Rolleston has served as our Executive Vice President, Global Marketing since April 2003, as our Executive Vice President, Global Marketing and Prestige Sales from February 2002 until April 2003, as our Senior Vice President, Global Marketing from February 2001 through January 2002, and as our Senior Vice President, Prestige Sales from March 1999 through January 2001. Mr. Rolleston served as President of Paul Sebastian, Inc., a fragrance manufacturer, from September 1997 until January 1999. Mr. Rolleston served as the General Manager of Europe for the Calvin Klein Cosmetics Company from May 1990 to September 1994, and as Executive Vice President of Global Marketing of the Elizabeth Arden Company from January 1995 to March 1997.

Joel B. Ronkin has served as our Executive Vice President and Chief Administrative Officer since March 2004, as our Senior Vice President and Chief Administrative Officer from February 2001 through February 2004 and as our Vice President, Associate General Counsel and Assistant Secretary from the time he joined us in March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 until June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

Jacobus A.J. Steffens has served as our Executive Vice President, General Manager— International since March 2004 and as our Senior Vice President, General Manager—International since joining us in January of 2001 through February 2004. Before joining the company, Mr. Steffens worked in various management capacities for divisions of Unilever N.V., including as the Chief Information Officer of Unilever’s European Ice Cream & Frozen Foods division from January 1997 until December 2000, as the Controller Global Marketing & Creative at the Elizabeth Arden Company from January 1992 until December 1995 and in various financial roles for Unilever’s Quest International Flavours and Fragrances division from the end of 1986 until December 1991.

ITEM 2.    PROPERTIES

United States.    Our corporate headquarters are located in Miami Lakes, Florida, in a building we own on a 13-acre tract of land. The Miami Lakes facility contains approximately 200,000 square feet of distribution and warehouse space and approximately 30,000 square feet of office space. We stopped customer shipments out of our Miami Lakes facility in January 2004 and consolidated our fulfillment operations in our Roanoke, Virginia distribution facility by March 2004. We are planning to sell our Miami Lakes facility. If and when we sell the Miami Lakes facility, we intend to lease offices in the South Florida area to house the employees that are not affected by the consolidation.

Our Roanoke, Virginia distribution facility consists of approximately 400,000 square feet and is leased through September 2013. We lease a 76,000 square foot warehouse in Roanoke to coordinate returns processing whose term expires in February 2005 and a 64,000 square foot warehouse in Roanoke under a lease that expires in June 2005.

We lease 62,000 square feet of general office space in Stamford, Connecticut under a lease that expires October 2011. We lease general offices for our Elizabeth Arden marketing operations in New York City under a lease that expires in April 2016

International.    Our international operations are headquartered in offices in Geneva, Switzerland under a lease that expires in December 2007. We also lease sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain and the United Kingdom and a small distribution facility in Puerto Rico. We also own a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

ITEM 3.    LEGAL PROCEEDINGS

In December 2000, we were named in a breach of contract action filed in the Ontario, Canada Superior Court of Justice by Adenat, Inc., a Canadian customer of Unilever. The action was filed against a number of Unilever affiliates, our company and several individuals, including officers of Unilever and our company. In August 2001, the plaintiff filed an amended complaint, which removed the individual defendants. The plaintiff claims that Unilever breached contractual obligations owed to the plaintiff and further alleges that we interfered in that relationship. The plaintiff seeks to enjoin the termination of the alleged distribution agreement by Unilever and seeks compensatory damages of Canadian $55 million (approximately US $41 million at January 31, 2004) against each of Unilever and us, plus punitive damages of Canadian $35 million (approximately US $26 million at January 31, 2004). We believe we would be entitled to indemnification from Unilever under our agreement to acquire the Elizabeth Arden business to the extent we incur losses or expenses as a result of actions taken by Unilever or its affiliates. We believe the claims lack merit as to our company, and we are vigorously contesting the matter.

We are also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock, $.01 par value per share, has been traded on the NASDAQ Stock Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low closing prices for our common stock, as reported on the NASDAQ Stock Market for each of our fiscal quarters from February 1, 2002 through January 31, 2004.

Quarter Ended	High	Low
04/26/03	$12.50	$8.95
07/26/03	$15.16	$11.10
10/25/03	$19.54	$15.00
01/31/04	$20.89	$18.12
04/27/02	$13.25	$6.70
07/27/02	$17.50	$10.71
10/26/02	$13.28	$9.19
01/31/03	$15.00	$10.46

Holders.    As of March 26, 2004, there were 438 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends.    We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our bank credit facility prohibits the payment of cash dividends, and the indentures relating to our 7 3/4% Senior Subordinated Notes Due 2014 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including a fixed charge coverage ratio and a net income test, and certain other covenants. See Notes 8 and 9 to Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Series D Convertible Preferred Stock.    As part of the consideration for the Elizabeth Arden business acquired on January 23, 2001, we issued to an affiliate of Unilever 416,667 shares of Series D convertible preferred stock with an aggregate liquidation value of $50 million. Each share of Series D convertible preferred stock is convertible into 10 shares of our common stock at an initial conversion price of $12.00 per share of common stock. The holder of the Series D convertible preferred stock was entitled to convert up to 33.3% of its shares after January 23, 2002, up to 66.6% after January 23, 2003 and up to 100% after January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation value of Series D convertible preferred stock began to accrue on January 23, 2003 and will be payable, at our option and subject to restrictions on the payment of dividends under our bank credit facility and senior subordinated note indenture, in cash or in additional shares of Series D convertible preferred stock, quarterly in arrears, commencing March 15, 2003. During fiscal 2004, we issued to the holder of the Series D convertible preferred stock an additional 18,621 shares of Series D convertible preferred stock as a dividend. We are required to redeem the Series D convertible preferred stock on January 23, 2013 at the aggregate liquidation value of all of the outstanding shares plus accrued and unpaid dividends. See Note 14 to the Notes to Consolidated Financial Statements.

Conversion of Preferred Stock.    On October 22, 2003, an affiliate of Unilever converted 208,340 shares (representing $25 million of aggregate liquidation preference) of Series D convertible preferred stock into 2,083,340 shares of our common stock, 2,083,333 shares of which were sold in a public offering on that date. As a result of the conversion of the Series D convertible preferred stock and sale of the common stock by the Unilever affiliate, our shareholders’ equity increased by approximately $8.3 million and the balance recorded in the convertible, redeemable preferred stock Series D account on our consolidated balance sheet was reduced by the same amount. In addition, the accretion of the Series D convertible preferred stock converted was accelerated in the amount of $18.6 million, resulting in a non-cash charge to net loss attributable to common shareholders on our consolidated statements of operations for fiscal 2004.

Equity Compensation Plan Information

The following table sets forth information concerning common stock of the company authorized for issuance under our compensation plans at January 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future-issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,850,638	$11.98	709,890
Equity compensation plans not approved by security holders	—	—	—
Totals	3,850,638	$11.98	709,890

Issuer Purchases of Equity Securities

We did not purchase any of our common stock during the fourth quarter of fiscal 2004.

ITEM 6.    SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Years Ended January 31,
	2004		2003	2002	2001(1)	2000
(Amounts in thousands, except per share data)
Selected Statement of Operations Data
Net sales(3)	$814,425		$752,041	$668,097	$372,633	$349,083
Gross profit(2)(3)	335,777		307,413	245,392	96,038	86,746
Income from operations	72,330		68,209	5,863	40,794	44,947
Net income (loss)	2,036		18,150	(29,837)	13,436	15,329
Debt extinguishment charges	34,808		—	—	—	—
Accretion and dividend on preferred stock	3,502		3,653	3,438	—	—
Accelerated accretion on converted preferred stock	18,584		—	—	—	—
Net (loss) income attributable to common shareholders	(20,050)		14,497	(33,275)	13,436	15,329

Selected Per Share Data
(Loss) earnings per common share
Basic	$(1.02	)(6)	$0.82	$(1.92)	$0.99	$1.11
Diluted	$(1.02)		$0.78	$(1.92)	$0.87	$0.99
Weighted average number of common shares
Basic	19,581		17,757	17,309	13,555	13,801
Diluted	19,581		23,200	17,309	15,620	15,577
Other Data
EBITDA(4)	$58,374	(4a)	$90,984	$36,497 (5)	$53,818	$55,909
Net cash provided by operating activities	45,801		28,620	8,653	26,065	31,971
Net cash used in investing activities	(11,365)		(13,007)	(3,443)	(209,883)	(3,700)
Net cash provided by (used in) financing activities	31,196		(9,753)	(6,361)	179,369	(12,239)

	Years Ended January 31,
	2004		2003	2002	2001	2000
Selected Balance Sheet Data
Cash	$89,087		$22,663	$15,913	$17,695	$22,144
Inventories	193,382		200,876	192,736	210,497	129,808
Working capital	220,843		216,461	190,290	183,494	173,005
Total assets	698,079		627,620	596,765	583,147	309,632
Short-term debt	—		2,068	7,700	22,945	—
Long-term debt, including current portion	325,089		320,329	328,433	332,291	176,805
Convertible, redeemable preferred stock	10,793		15,634	11,980	8,542	—
Shareholders’ Equity	210,959		131,844	111,934	134,887	82,287

(1)	The acquisition of the Elizabeth Arden business was consummated on January 23, 2001. Income statement data for the fiscal year ended January 31, 2001, includes eight days of results from the Elizabeth Arden business.

(2)	Following the acquisition of the Elizabeth Arden business, we reclassified warehouse and shipping expenses in cost of goods sold to conform to the presentation of the Elizabeth Arden business. This reclassification changes gross profit and selling, general and administrative expenses, but has no effect on income from operations or net income. The reclassification has been applied to fiscal 2002, 2001 and 2000.
(3)	Effective February 1, 2002, we adopted Emerging Issues Task Force (“EITF”) No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer,” which codifies and reconciles EITF No. 00-14 “Accounting for Certain Sales Incentives” and EITF No. 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” Therefore, for fiscal 2002, 2001 and 2000 presented before February 1, 2002, we have reclassified certain costs from selling, general and administrative expense as reductions to net sales and gross profit. These reclassifications have no impact on income from operations or net income. See Note 3 to the Notes to Consolidated Financial Statements.
(4)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) as a measure of our ability to meet cash needs. We believe that EBITDA is a relevant measure of our operating performance and is widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), or depreciation and amortization, which can vary significantly depending upon accounting methods or non-operating factors (such as historical cost). Accordingly, as a result of our capital structure and the accounting method used for our acquisitions, we believe EBITDA is a relevant measure. This information is disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

	Years Ended January 31,
	2004		2003	2002	2001	2000
(Amounts in thousands)
Net income (loss)	$2,036		$18,150	$(29,837)	$13,436	$15,329
Plus (less):
(Benefit from) provision for income taxes	(4,112)		7,059	(9,014)	8,091	10,001
Interest expense	39,593		43,075	44,763	20,167	19,412
Depreciation and amortization	20,857		22,700	30,585	12,124	11,167

EBITDA	$58,374	(4a)	$90,984	$36,497	$53,818	$55,909

(a)	In fiscal 2004, EBITDA includes debt extinguishment and restructuring charges of $34.8 million and $2.3 million, respectively.
(5)	EBITDA for fiscal 2002 reflects $20.5 million of lower gross profits due to high cost Elizabeth Arden inventory owned prior to the acquisition of the Elizabeth Arden business and sold during that fiscal year, $10.3 million inventory charge incurred in the second quarter and a $0.5 million charge incurred in the fourth quarter for restructuring.
(6)	As a result of the accelerated accretion on the conversion of the Series D Convertible Preferred Stock into common stock in October 2003 and the debt extinguishment and restructuring charges, basic and fully diluted earnings per share was reduced by $2.09 and $1.99 per share, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige fragrances and beauty products company. We sell our products to over 65,000 separate locations worldwide, including in the United States in department stores and mass retailers, as well as internationally in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 300 fragrance brands through brand ownership, brand licensing and distribution arrangements. In addition to the approximately 50 prestige fragrance brands we own and license, we also distribute over 250 prestige fragrance brands principally to mass retailers in the United States. Our portfolio of owned and licensed fragrance brands includes Elizabeth Arden’s Red Door, Red Door Revealed, ardenbeauty, 5th Avenue, Elizabeth Arden green tea, Sunflowers and Elizabeth Arden Provocative Woman, Elizabeth Taylor’s White Diamonds, Passion, Forever Elizabeth and Gardenia; White Shoulders; Halston and Z-14; Geoffrey Beene’s Grey Flannel; PS Fine Cologne for Men; Design; and Wings. Our skin care brands include Ceramide, Eight Hour Cream and First Defense, and our cosmetics products include lipstick, foundation and other color cosmetics products under the Elizabeth Arden brand.

We offer our retail customers in the United States a broad portfolio of prestige beauty brands coupled with marketing and merchandising services to enhance sell-through of the products we sell to our customers. We distinguish ourselves by tailoring the marketing, promotion, size and packaging of our prestige fragrances to appeal to a wide range of consumers. This tailoring allows us to sell the same brand in prestige department stores and mass retailers while maintaining its prestige image. We also provide many of our mass retailers in the United States additional valuable services, including category and inventory management and fulfillment services that our competitors do not typically offer. We believe that our breadth of products and level of services have enabled us to gain a leading share of the growing prestige fragrance category at mass retailers and to become an important and valued supplier for our customers.

Our business strategy to increase sales and profitability is based on increasing the sales of our core brands through new product launches and increased advertising and marketing activities, growing the prestige fragrance category with our retail customers through innovative programs, expanding the offering of prestige fragrance products to these retailers through new owned or licensed products as well as through expanding the selection of prestige fragrances that we distribute on behalf of other beauty companies, acquiring control of additional prestige fragrance brands through licensing opportunities and acquisitions, and pursuing opportunities to improve profitability and working capital efficiencies.

We manage our business by evaluating net sales, EBITDA (as defined in Note 4 under Item 6 “Selected Financial Data”) and working capital utilization (including through the levels of inventory and accounts receivable) and borrowings under our credit facility. We encounter a variety of challenges that may affect our business and should be considered along with the information presented in the section “Forward-Looking Information and Factors That May Affect Future Results.” These factors include the absence of contracts with our key customers and suppliers, changes in customer demands and preferences for prestige beauty products, in general, and for prestige fragrances, in particular, as approximately 76% of our net sales are of prestige fragrances, the risks of international operations including the impact of foreign currency rates, the retail performance of our retail customers, their commitment to the prestige fragrance and beauty category and their execution of that category, competition, the efficient operation of our worldwide organization and our level of indebtedness.

In fiscal 2004, we successfully recapitalized our balance sheet through a public offering of our common stock and the refinancing of our long term debt. We completed a public offering of common stock in October 2003 and used the proceeds to redeem a portion of our 11 3/4% senior notes due 2011. By February 2004, we redeemed substantially all of the remaining 11 3/4% senior notes and all of the 10 3/8% senior notes due 2007 with the net proceeds of a new issue of 7 3/4% senior subordinated notes due 2014, borrowings from our revolving credit facility and free cash flow. The refinancing of our high cost senior notes with our new 7 3/4% senior subordinated notes allowed us to: (i) lock in long-term interest rates at historically low levels; (ii) remove restrictive covenants in the indenture for our 11 3/4% senior notes; (iii) remove the collateral securing our 11 3/4% senior notes; (iv) extend the maturity of our long-term debt; and (v) and is expected to result in a $13 million reduction in interest expense in fiscal 2005. As a result of our improved operating performance in fiscal 2004 and 2003 and the equity financing which improved our balance sheet, our corporate credit rating was upgraded to B1 and B+ from B2 and B by the credit agencies Moody’s Investors Service in May 2003 and Standard & Poor’s in October 2003, respectively.

In fiscal 2004, we also consolidated all of our U.S. distribution and warehouse operations to our newly-expanded facility in Roanoke, Virginia and we completed the conversion of all primary order processing systems to a common platform in March 2004. This consolidation is expected to lower freight, labor, insurance and other overhead expenses, as well as improve working capital efficiencies through a reduction of duplicate inventory and enhanced order processing. We expect to realize estimated savings of approximately $2 to $4 million in fiscal 2005 and approximately $4 to $6 million on an annual basis for the fiscal years thereafter compared to fiscal 2004. Finally, we had several new product introductions, including the skin care product Ceramide Plump Perfect and a color product, Color Intrigue, and the fragrances Red Door Revealed and Gardenia, all of which contributed to our net sales growth in fiscal 2004.

In fiscal 2004, we also implemented a number of initiatives to improve our cash collection efforts, including focusing our cash collection activities on certain key accounts and improving the accuracy of our order processing and transmission orders to reduce customer deductions and charge-backs. In addition, we were also able to reduce our inventory balances at the end of fiscal 2004 as compared to the end of fiscal 2003 by implementing key inventory reduction initiatives, including tightening purchasing activities and identifying methods of reducing inventory lead times.

In fiscal 2004, net sales increased 8.3% compared to fiscal 2003 as a result of the favorable impact of foreign currency rates, which represents 4% of the increase, increased sales to U.S. mass retail accounts and new product launches. Selling, general and administrative expenses increased 12.1% during fiscal 2004 compared to fiscal 2003 as a result of additional advertising to support new product launches and higher development costs, increased selling costs, the impact of foreign currency rates and the restructuring charge associated with the consolidation of our U.S. distribution facilities. In fiscal 2005, we anticipate increasing our expenditures for advertising and promotional activities by utilizing a portion of the anticipated savings in interest expense associated with the debt refinancing activities. Debt extinguishment charges of $34.8 million associated with the redemption of senior notes resulted in a net loss for fiscal 2004 compared to net income in fiscal 2003. In addition, net loss attributable to common shareholders in fiscal 2004 increased due to an $18.6 million charge related to the accelerated accretion on the Series D convertible preferred stock which was converted into common stock sold by an affiliate of Unilever in our equity offering in October 2003. If the Unilever affiliate converts the remaining Series D convertible preferred stock into common stock and sells the stock in fiscal 2005, we would incur an additional charge for accelerated accretion on the Series D convertible preferred stock relating to the amounts converted.

Critical Accounting Policies and Estimates

We consider the following accounting policies important in understanding our operating results and financial condition. For additional accounting policies, see Note 1 to the Notes to Consolidated Financial Statements—“General Information and Summary of Significant Accounting Policies” for the application of these and other accounting policies.

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

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that require more judgment is determining the fair values and useful lives of intangible assets. To assist in this process, we often obtain appraisals from independent valuation firms for certain intangible assets.

Our intangible assets generally consist of exclusive brand licenses and trademarks. We do not carry any goodwill. The value of our intangible assets, including brand licenses, trademarks and intangibles, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We periodically review intangible assets, at least annually or more often as circumstances dictate, for impairment and the useful life assigned using the guidance of applicable accounting literature.

In fiscal 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, we have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During fiscal 2004, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

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

Stock-Based Compensation.    We account for our stock-based compensation under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income (loss) and diluted earnings (loss) per common share for fiscal 2004, 2003 and 2002 is set forth in Note 1 to the Notes to Consolidated Financial Statements “General Information and Summary of Significant Accounting Policies—Stock-Based Compensation.”

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

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations for fiscal 2004, 2003 and 2002. Results of operations are in thousands and as a percentage of net sales were as follows (percentages may not add due to rounding):

	2004		2003		2002(1)
Net sales(2)	$814,425	100.0%	$752,041	100.0%	$668,097	100.0%
Cost of sales	478,648	58.8	444,628	59.1	422,705	63.3
Gross profit	335,777	41.2	307,413	40.9	245,392	36.7
Selling, general and administrative expenses	242,590	29.8	216,504	28.8	208,944	31.3
Depreciation and amortization	20,857	2.6	22,700	3.0	30,585	4.6
Income from operations	72,330	8.9	68,209	9.1	5,863	0.9
Interest expense	(39,593)	(4.9)	(43,075)	(5.7)	(44,763)	(6.7)
Debt extinguishment charges	(34,808)	(4.3)	—	—	—	—
Other (expense) income	(5)	0.0	75	0.0	49	0.0
(Loss) income before income taxes	(2,076)	(0.3)	25,209	3.4	(38,851)	(5.8)
(Benefit from) provision for income taxes	(4,112)	(0.5)	7,059	0.9	(9,014)	(1.3)
Net income (loss)	2,036	0.2	18,150	2.4	(29,837)	(4.5)
Accretion and dividend on preferred stock	3,502	0.4	3,653	0.5	3,438	0.5
Accelerated accretion on converted preferred stock	18,584	2.3	—	—	—	—
Net (loss) income attributable to common shareholders	(20,050)	(2.5)%	14,497	1.9%	(33,275)	(5.0)%

	2004		2003		2002(1)
Other data:
EBITDA and EBITDA margin(3)	$58,374	7.2%	$90,984	12.1%	$36,497	5.5%

(1)	Restatement of percentages for fiscal 2002 was made based on EITF No. 01-09 reclassifications (as described in Note 3 to the Notes to Consolidated Financial Statements).

(2)	The following chart represents our net sales to customers in the U.S. and internationally during fiscal 2004, 2003, and 2002:

	Fiscal Years Ended January 31,
	2004		2003		2002
	Sales	%	Sales	%	Sales	%
(Amounts in millions)
United States	$548.4	67%	$509.5	68%	$465.4	70%
International	266.0	33%	242.5	32%	202.7	30%

Total	$814.4	100%	$752.0	100%	$668.1	100%

(3)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 4 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

Fiscal Year Ended January 31, 2004 Compared to Fiscal Year Ended January 31, 2003

Net Sales.    Net sales increased approximately 8.3% for fiscal 2004 over fiscal 2003. The sales increase was driven by the favorable impact of foreign currency rates, increased fragrance sales to our mass retail customers, new product launches and strength in certain international markets. These increases were partially offset by lower sales to certain U.S. department store accounts, including a planned reduction in promotional sales to department store accounts to reduce related promotional costs, and lower international sales due to the severe acute respiratory syndrome “SARS” epidemic and the Iraqi war, which impacted Asia and the travel retail business in the first half of the fiscal year, and economic weakness in most continental European markets.

Gross Profit.    Gross profit increased 9.2% for fiscal 2004 over fiscal 2003. The increase in gross profit was principally due to higher net sales, favorable impact of foreign currency rates, lower supply chain and distribution costs and lower “gift with purchase” costs, partially offset by a greater proportion of sales of distributed brands, which have lower gross margins than owned and licensed brands. Gross margins increased to 41.2% in fiscal 2004 from 40.9% in fiscal 2003.

SG&A.    Selling, general and administrative expenses increased 12.0% for fiscal 2004 over fiscal 2003. The increase was due principally to additional advertising to support product launches and higher product development costs, increased selling costs, the adverse impact of foreign currency rates and a $2.3 million restructuring charge related to the consolidation of our U.S. distribution facilities, which was announced in November 2003 and was substantially completed in March 2004. The unfavorable impact of foreign currency transaction gains contributed approximately $3.0 million to the increase in selling, general and administrative expenses versus the prior year. These increases were partially offset by reduced overhead expenses from management initiatives and lower information technology costs. The increase in selling, general and administrative expenses as a percentage of net sales reflects the increased advertising and product development costs, unfavorable foreign currency exchange rates and the restructuring charge. We intend to increase our advertising and product development costs in fiscal 2005 to support our existing brands and new product launches. We also expect to incur approximately $1.5 million of restructuring charges in the first half of fiscal 2005 related to the final stages of the consolidation of our U.S. distribution facilities.

In the second quarter of fiscal 2004, we recorded additional rent expense of approximately $0.7 million, which is a cumulative correction to previously recorded amounts and is related to scheduled rent increases and lease incentives in certain of our operating leases. The allocated additional expense was not material to our results of operations during the periods to which the adjustment related or in the period recorded and, as such, prior periods were not adjusted.

Depreciation and Amortization.    Depreciation and amortization decreased 8.1% for fiscal 2004, compared to fiscal 2003, principally as a result of certain intangibles that were fully amortized at the end of fiscal 2003, partially offset by the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the closing of the distribution operations at this facility.

Interest Expense.    Interest expense, net of interest income, decreased by 8.1% in fiscal 2004 from fiscal 2003. The decrease resulted from the redemptions of the 11 3/4% senior notes due 2011 and the 10 3/8% senior notes due 2007 during the year and reduced borrowings and lower interest rates paid on our bank credit facility. See Notes 8 and 9 to the Notes to the Consolidated Financial Statements. As a result of the refinancing of our senior notes, we anticipate saving approximately $13 million in interest expense in fiscal 2005.

Debt Extinguishment Costs.    During fiscal 2004, we recorded $34.8 million of debt extinguishment charges relating to the redemption of $151.2 million aggregate principal amount of the 11 3/4% senior notes and $65.3 million aggregate principal amount of the 10 3/8% senior notes. See Note 9 to the Notes to the Consolidated Financial Statements.

(Benefit from) Provision for Income Taxes.    We had a benefit from income taxes for fiscal 2004, as compared to a provision for income taxes for fiscal 2003, reflecting higher losses due to the debt extinguishment and restructuring charges related to the consolidation of the U.S. distribution facilities partially offset by higher operating earnings. The effective tax rate calculated as a percentage of (loss) income before income taxes for fiscal 2004 was 198.1% compared to 28.0% in fiscal 2003. The change in the effective tax rate as compared to the prior year primarily reflects adjustments for foreign earnings taxed in jurisdictions at rates different in the United States and state tax liabilities. See Note 11 to the Notes to Consolidated Financial Statements.

Net Income.    Net income for fiscal 2004 decreased approximately $16.1 million as compared to fiscal 2003. The decrease was a result of the debt extinguishment and restructuring charges partially offset by higher operating earnings.

Accretion and Dividend on Preferred Stock.    The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock. See Note 14 to the Notes to Consolidated Financial Statements.

Accelerated Accretion on Converted Preferred Stock.    In October 2003, we recorded accelerated accretion on the Series D convertible preferred stock of $18.6 million for the preferred stock converted into common stock by an affiliate of Unilever that was sold in a public offering in October 2003. See Note 14 to the Notes to Consolidated Financial Statements.

Net (Loss) Income Attributable to Common Shareholders.    In fiscal 2004, there was a net loss attributable to common shareholders compared with net income attributable to common shareholders for fiscal 2003, principally due to $18.6 million of accelerated accretion on the Series D convertible preferred stock converted into common stock in October 2003 and the $37.1 million of debt extinguishment and restructuring charges. As a result of the accelerated accretion on the conversion of our Series D convertible preferred stock into common stock in October 2003 and the debt extinguishment and restructuring charges, our fully diluted net income per share for fiscal 2004 was reduced by $1.99 per share compared to fiscal 2003.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by 36% for fiscal 2004, as compared to fiscal 2003. The decrease in EBITDA and EBITDA margin was primarily the result of the debt extinguishment and restructuring charges partially offset by higher operating income. During fiscal 2004, EBITDA was reduced by $37.1 million as a result of the early extinguishment of debt and the restructuring of the U.S. distribution facilities. For a reconciliation of net income to EBITDA, see Note 4 under Item 6 “Selected Financial Data.”

Fiscal Year Ended January 31, 2003 Compared to Fiscal Year Ended January 31, 2002

Net Sales.    Net sales increased 12.5% for fiscal 2003 compared to fiscal 2002. The sales increase was driven by the growth of our business with our mass retail customers, due in large part to our “open-sell” program and the addition of certain distributor brands (both of which have increased the volume of products sold), new product launches (including the fragrances ardenbeauty and Forever Elizabeth), and a rebound in travel retail sales. The “open-sell” program allows retailers to display fragrances on open counters and shelves rather than in locked cases, giving consumers easier access to our products. These increases were partially offset by continued weakness in U.S. department store sales and fewer U.S. prestige department store doors serviced as a result of previously announced closings.

Gross Profit.    Gross profit increased 25.0% for fiscal 2003 compared to fiscal 2002. Gross margin increased 4.20 percentage points during fiscal 2003 from fiscal 2002. The increase in gross profit and gross margin was principally due to higher sales, a reduction in the effect of the “high cost” Elizabeth Arden inventory purchased prior to the acquisition of the Elizabeth Arden business, a $10.3 million inventory write-down recorded in fiscal 2002 and reduced cost structure in distribution operations, partially offset by continued weakness in U.S. department stores and a greater proportion of sales of distributed brands, which have lower gross margins than owned and licensed brands. For fiscal 2002, our gross profit was reduced by approximately $20.5 million and gross margin was reduced by 3.10 percentage points due to the effect of “high cost” inventory purchased prior to the Elizabeth Arden acquisition.

SG&A.    Selling, general and administrative expenses increased 3.6% for fiscal 2003 compared to fiscal 2002. The increase was due principally to additional advertising to support new product launches and higher incentive compensation costs. These increases were partially offset by reduced expenses from management initiatives, including the restructuring of certain international operations, and reduction in selling overhead expenses, as well as benefits from favorable foreign currency rates. The effect of foreign currency transaction gains contributed approximately $6.7 million to the reduction in selling, general and administrative expenses during fiscal 2003 as compared to fiscal 2002. The decline in selling, general and administrative expenses as a percentage of net sales reflects the leveraging of our cost structure and favorable foreign currency exchange rates.

Depreciation and Amortization.    Depreciation and amortization decreased 25.8% for fiscal 2003, compared to fiscal 2002, principally as a result of the adoption of SFAS No. 142. In adopting SFAS No. 142, we concluded that the Elizabeth Arden trademarks are considered indefinite-lived assets and after January 31, 2002 are no longer being amortized. Amortization relating to these trademarks amounted to $6.8 million for fiscal 2002.

Interest Expense.    Interest expense, net of interest income, decreased by 3.8% for fiscal 2003 compared to fiscal 2002. The decrease resulted primarily from reduced borrowings under our bank credit facility and lower interest rates paid on that debt.

Provision for (Benefit from) Income Taxes.    There was a provision for income taxes for fiscal 2003, as compared to a benefit from income taxes for fiscal 2002, reflecting higher operating earnings. The effective tax rate calculated as a percentage of income (loss) before income taxes for fiscal 2003, was 28.0% versus 23.2% in fiscal 2002. The increase over fiscal 2002 primarily reflects adjustments for foreign and state tax liabilities.

Net Income (Loss).    Net income for fiscal 2003 increased $48.0 million as compared to a net loss in fiscal 2002. The increase was a result of higher net sales and associated gross profit and lower depreciation and amortization, partially offset by higher selling, general and administrative expenses and a higher effective tax rate.

Accretion and Dividend on Preferred Stock.    The accretion and dividend on preferred stock was a non-cash charge to net income attributable to common shareholders for fiscal 2003 and a non-cash charge to net loss attributable to common shareholders for fiscal 2002. These amounts represent accretion on the fair value of, and the imputed dividends on, the Series D convertible preferred stock issued to an affiliate of Unilever as part of the purchase price for the acquisition of the Elizabeth Arden business.

Net Income (Loss) Attributable to Common Shareholders.    Net income attributable to common shareholders increased $47.8 million for fiscal 2003, compared to a net loss in fiscal 2002. The net income or net loss attributable to common shareholders includes the net income or net loss plus accretion and dividends associated with the Series D convertible preferred stock.

EBITDA.    EBITDA increased by 149% and EBITDA margin increased 660 basis points for fiscal 2003 as compared with fiscal 2002. The increase in EBITDA and EBITDA margin was the result of higher net sales and gross profit, partially offset by higher selling, general and administrative expenses. For a reconciliation of net income to EBITDA, see Note 4 under Item 6 “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In fiscal 2004, approximately 66% of our net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

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

Liquidity and Capital Resources

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands)
Net cash provided by operating activities	$45,801	$28,620	$8,653
Net cash used in investing activities	(11,365)	(13,007)	(3,443)
Net cash provided by (used in) financing activities	31,196	(9,753)	(6,361)
Net increase (decrease) in cash and cash equivalents	66,424	6,750	(1,782)

Cash Flows.    Net cash provided by operating activities increased 60.0% in fiscal 2004 and 230.7% in fiscal 2003. The increase in fiscal 2004 was primarily due to inventory reduction initiatives, higher operating income before restructuring charges and lower interest expense. Accounts receivable at January 31, 2004 were above prior year levels primarily due to higher sales and the timing of those sales versus the prior year partially offset by improved cash collection efforts. Inventory levels at January 31, 2004 were lower than the prior year, as we focused on reducing our inventory levels, partially offset by incremental investment in additional distributed brands. The increase in operating cash flow in fiscal 2003 was due to higher operating income and improved working capital utilization.

Net cash used in investing activities decreased $1.6 million in fiscal 2004 and increased $9.6 million in fiscal 2003. The increase in capital expenditures in fiscal 2004 was primarily related to in-store counters and testing units, and computer hardware and software. We expect to incur approximately $16 million in fiscal 2005 primarily for in-store counters and testing units, tools, dies and molds and computer hardware and software. The following chart illustrates our net cash used in investing activities during fiscal 2004, 2003 and 2002:

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands)
Capital expenditures, net of disposals	$(13,825)	$(9,757)	$(9,972)
Price adjustment to trademarks acquired in Arden acquisition	2,460	—	—
Acquisition of Wings trademark	—	(3,250)	—
Sale of trademarks in Colombia	—	—	6,529

Total	$(11,365)	$(13,007)	$(3,443)

Net cash provided by financing activities increased by $40.9 million in fiscal 2004 and net cash used by financing activities increased by $3.4 million in fiscal 2003. The increase in cash provided by financing activities in fiscal 2004 was derived from the sale of 3,666,667 shares of our common stock in October 2003 resulting in net proceeds of $62.7 million and $225 million of 7 3/4% senior subordinated notes in January 2004, partially offset by the redemption of the 10 3/8% senior notes and the 11 3/4% senior notes during fiscal 2004.

Cash and cash equivalents increased to $89.1 million in fiscal 2004 from $22.7 million during fiscal 2003. The increase in cash and cash equivalents is due to our sale of the $225 million of 7 3/4% senior subordinated notes reduced by amounts paid to redeem $95.2 million of the 11 3/4% senior notes and $20.0 million of the 10 3/8% senior notes. We called for redemption the remaining $84.3 million of 10 3/8% senior notes in January 2004 and redeemed those notes in February 2004. Pending the redemption of those notes, we used a portion of the proceeds from the 7 3/4% senior subordinated notes offering to temporarily invest in short-term securities. See Note 9 to Notes to Consolidated Financial Statements.

Debt and Contractual Financial Obligations and Commitments.    At January 31, 2004, our long-term debt and financial obligations and commitments by due date were as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion	$325,089	$91,287	$—	$—	$233,802
Capital lease obligations	80	80	—	—	—
Operating lease obligations	66,278	11,270	17,928	14,090	22,990
Purchase obligations(1)	205,040	122,753	77,757	4,280	250
Other long-term obligations	2,570	—	2,570	—	—

Total	$599,057	$225,390	$98,255	$18,370	$257,042

(1)	Consists of purchase commitments for finished goods, raw materials, components, advertising, promotional items, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations and estimates of such obligations subject to variable price provisions.

Long-term debt, including the current portion, was $325.1 million at January 31, 2004 (including $84.3 million of 10 3/8% senior notes that were redeemed on February 12, 2004) and $320.3 million at January 31, 2003. In fiscal 2004, we redeemed $151.2 million aggregate principal amount of our 11 3/4% senior notes, $56.0 million of which were redeemed in November 2003 with the net proceeds from the equity offering of our common stock in October 2003 and $95.2 million of which were redeemed with the net proceeds from the sale in January 2004 of $225.0 million of

7 3/4% senior subordinated notes. The net proceeds of the issuance of the 7 3/4% senior subordinated notes were also used to redeem $104.3 million aggregate principal amount of the 10 3/8% senior notes, of which $20.0 million were redeemed in January 2004. We called for redemption the remaining $84.3 million of 10 3/8% senior notes on January 13, 2004 and redeemed those notes on February 12, 2004. As a result of this redemption, we will incur a charge in the first quarter of fiscal 2005 of approximately $3.8 million due to the early extinguishment of these notes. For more information on our long-term debt, debt refinancing activities and contractual commitments, see Notes 9, 10 and 14 to the Notes to Consolidated Financial Statements.

In February 2004 we entered into interest rate swap agreements that effectively convert the fixed interest rate on $50.0 million or approximately 22% of our outstanding 7 3/4% senior subordinated notes to a variable interest rate based on LIBOR. The swap agreement matures in February 2014. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Future Liquidity and Capital Needs.    Our principal future uses of funds are for debt service, working capital requirements, capital expenditures and additional brand acquisitions or product distribution arrangements. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

We have a revolving bank credit facility with a syndicate of banks that matures in January 2006. Our borrowings under this facility are limited to a “borrowing base,” calculated based on 85% of eligible accounts receivable and 75% of eligible inventories (65% from November to April). The borrowings are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. The credit facility prohibits the payment of cash dividends and the incurrence of debt (other than refinancing and certain small amounts of indebtedness). The credit facility also has a requirement that we maintain a fixed charge coverage ratio of 1.1:1 if availability under the facility declines to less than $50 million. In addition, the indenture pursuant to which our 7 3/4% senior subordinated notes are issued restricts the incurrence of debt (other than refinancing indebtedness and certain other indebtedness) and the payment of dividends subject to satisfaction of a fixed charge coverage ratio and net income tests.

On February 25, 2004, we executed an amendment to our credit facility. This amendment included a reduction in the range of interest rates included in the applicable margin, which is added to either LIBOR-based rates or prime rates, at our option and based upon the amount of our outstanding loan balance that we have placed in LIBOR and prime rate-based loans. The interest rates included in the applicable margin were reduced by 0.25% to a range of 2.00% to 2.75% for LIBOR loans and to a range of 0.25% to 1.00% for prime rate loans and are now based on a fixed charge coverage ratio instead of a ratio of consolidated debt to EBITDA. As of January 31, 2004, the applicable margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. At February 29, 2004, the applicable margin was 2.25% for LIBOR loans and 0.50% for prime rate loans. The amendment also included a 0.125% reduction in the lower end of the range of the commitment fee on the unused portion of the credit facility to a range of 0.25% to 0.5% per year based on a debt service ratio. At March 31, 2004, the commitment fee was 0.375%. See Note 8 to Notes to Consolidated Financial Statements.

Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, however, we may not remain in compliance with the fixed charge covenant and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of January 31, 2004, we had no borrowings outstanding under our credit facility and $129.5 million of availability, as well as $89.1 million in cash and cash equivalents.

We believe that existing cash and cash equivalents, internally generated funds and borrowings under our revolving credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or new product distribution arrangements.

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

Recently Adopted Accounting Standards

See Note 3 of the Notes to Consolidated Financial Statements for a discussion regarding the recently adopted accounting standards, which include the following:

•	Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

•	Emerging Issues Task Force (“EITF”) 00-14, “Accounting for Certain Sales Incentives”

•	EITF 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”

•	EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer”

•	SFAS No. 142, “Accounting for Business Combinations and Goodwill and Other Intangible Assets”

•	SFAS No. 148, “Accounting for Stock-Based Compensation”

•	Financial Accounting Standards Board (“FASB”) Interpretation No. 46 and No. 46R, “Consolidation of Variable Interest Entities”

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans, assumptions and future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	Our arrangements with our manufacturers, suppliers and customers are generally informal and if these arrangements were changed or terminated it could have a material adverse effect on our business, prospects, results of operations and financial condition;

•	Consumers may reduce discretionary purchases of our products as a result of a general economic downturn;

•	The beauty industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our business, prospects, results of operations and financial condition;

•	We are subject to risks related to our international operations, including political instability in certain regions of the world and diseases affecting customer purchasing patterns, economic and political consequences of terrorist attacks and fluctuations in foreign exchange rates that could adversely affect our results of operations;

•	If we are unable to acquire or license additional brands, secure additional distribution arrangements or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired;

•	We may engage in future acquisitions that we may not be able to successfully integrate or manage. These acquisitions may dilute our shareholders’ ownership interest in us and cause us to incur debt and assume contingent liabilities;

•	Our level of debt may adversely affect our financial and operating flexibility;

•	Restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes may reduce our operating flexibility;

•	We may not have sufficient working capital availability under our revolving credit facility to meet our seasonal working capital requirements;

•	Changes in product mix to less profitable products;

•	If we are unable to retain key executives and other personnel our growth may be hindered;

•	Changes in the retail fragrance and cosmetic industries;

•	We depend on third parties for the manufacture and delivery of our products;

•	If we are unable to protect our intellectual property rights our ability to compete could be negatively impacted;

•	The assumptions underlying our critical accounting estimates;

•	Change in the legal, regulatory or political environment could have a material adverse effect on our business; and

•	Our quarterly results of operations fluctuate due to seasonality and other factors.

We caution that the factors described herein and other factors could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of January 31, 2004, we had no borrowings outstanding under our credit facility. The average of our month-end borrowings during fiscal 2004 was $81.3 million. Borrowings under our credit facility are seasonal, with peak borrowings in the third quarter of our fiscal year. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our fiscal 2004 average borrowings under our credit facility, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for fiscal 2004 would have increased or decreased by approximately $1.6 million. In February 2004, we entered into an interest rate swap transaction to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Foreign Currency Risk

We sell our products in approximately 90 countries around the world. For fiscal 2004, we derived approximately 33% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skincare and cosmetic products are produced in a manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. As a result of favorable foreign currency rates relative to the U.S. dollar during fiscal 2004, we recorded foreign currency transaction gains of $3.8 million compared to $7.6 million in fiscal 2003. As a result of adverse foreign currency rates during fiscal 2002, we recorded foreign currency transaction losses of $0.7 million.

While we have engaged in a limited number of foreign currency hedging transactions for small amounts in fiscal 2005, primarily option contracts to reduce the exposure of our earnings to fluctuations in currency rates, we did not engage in foreign currency hedging activities in fiscal 2004. We enter into foreign currency contracts to protect against the adverse effect that exchange rate fluctuations may have on the earnings of our foreign subsidiaries. Any foreign currency contracts that we may enter into will likely qualify for hedge accounting and, therefore, the gains and losses will only be recognized in earnings in the period in which the contracts expire. We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

As of January 31, 2004, our subsidiaries outside the United States held approximately 24% of our total assets. The functional currency of our foreign operations is either the U.S. dollar or the local currency. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in “Accumulated and other comprehensive income (loss)” on our consolidated balance sheets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

    Elizabeth Arden, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries (the “Company”) at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on February 1, 2002.

PricewaterhouseCoopers LLP

New York, New York

March 4, 2004, except as to the second paragraph

of Note 12, as to which the date is March 30, 2004

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of January 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$89,087	$22,663
Accounts receivable, net	137,380	118,844
Inventories	193,382	200,876
Deferred income taxes	16,508	7,614
Prepaid expenses and other assets	15,133	17,297

Total current assets	451,490	367,294

Property and equipment, net	38,207	36,216

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	194,811	205,534
Debt financing costs	10,724	13,978
Other	2,847	4,598

Total other assets	208,382	224,110

Total assets	$698,079	$627,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$2,068
Accounts payable—trade	84,533	79,997
Other payables and accrued expenses	54,827	66,398
Current portion of long-term debt	91,287	2,370

Total current liabilities	230,647	150,833

Long-term debt	233,802	317,959
Deferred income taxes and other	11,878	11,350

Total long-term liabilities	245,680	329,309

Total liabilities	476,327	480,142

Commitments and contingencies (see Note 10)
Convertible, redeemable preferred stock, Series D $.01 par value (liquidation preference of $25,000 and $50,000, respectively); 1,000,000 shares authorized; 226,955 and 416,667 shares issued and outstanding, respectively	10,793	15,634

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 24,983,094 and 18,804,057 shares issued and outstanding, respectively	250	188
Additional paid-in capital	185,874	89,782
Retained earnings	29,638	49,688
Treasury stock (123,579 and 290,299 shares at cost, respectively)	(1,288)	(2,336)
Accumulated other comprehensive income	2,214	5
Unearned deferred compensation	(5,729)	(5,483)

Total shareholders’ equity	210,959	131,844

Total liabilities and shareholders’ equity	$698,079	$627,620

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Years Ended January 31,
	2004	2003	2002
Net sales	$814,425	$752,041	$668,097
Cost of sales (excludes depreciation of $3,363, $3,524 and $4,094, respectively, included below)	478,648	444,628	422,705

Gross profit	335,777	307,413	245,392

Selling, general and administrative	242,590	216,504	208,944
Depreciation and amortization	20,857	22,700	30,585

Income from operations	72,330	68,209	5,863

Other (expense) income
Interest expense	(39,593)	(43,075)	(44,763)
Debt extinguishment charges	(34,808)	—	—
Other	(5)	75	49

Other (expense) income, net	(74,406)	(43,000)	(44,714)

(Loss) income before income taxes	(2,076)	25,209	(38,851)
(Benefit from) provision for income taxes	(4,112)	7,059	(9,014)

Net income (loss)	2,036	18,150	(29,837)
Accretion and dividend on preferred stock	3,502	3,653	3,438
Accelerated accretion on converted preferred stock	18,584	—	—

Net (loss) income attributable to common shareholders	$(20,050)	$14,497	$(33,275)

(Loss) earnings per common share:
Basic	$(1.02)	$0.82	$(1.92)

Diluted	$(1.02)	$0.78	$(1.92)

Weighted average number of common shares:
Basic	19,581,125	17,757,469	17,308,501

Diluted	19,581,125	23,200,139	17,308,501

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2001	16,779	$168	$72,866	$68,466	$(6,613)	$—	$—	$134,887
Issuance of Common Stock upon conversion of 7.5% convertible subordinated debentures	335	3	2,407	—	—	—	—	2,410
Issuance of Common Stock upon exercise of stock options	256	3	2,180	—	—	—	—	2,183
Issuance of Common Stock upon exercise of warrants	1,208	12	8,276	—	—	—	—	8,288
Accretion and Dividend on Series D Preferred Stock	—	—	—	(3,438)	—	—	—	(3,438)
Repurchase of Common Stock	—	—	—	—	(401)	—	—	(401)
Issuance of restricted stock, net of forfeitures	—	—	—	—	473	—	(473)	—
Tax benefit from exercise of stock options	—	—	190	—	—	—	—	190
Comprehensive loss:
Net loss for the year	—	—	—	(29,837)	—	—	—	(29,837)
Foreign currency translation	—	—	—	—	—	(2,348)	—	(2,348)

Total comprehensive loss	—	—	—	(29,837)	—	(2,348)	—	(32,185)

Balance at January 31, 2002	18,578	186	85,919	35,191	(6,541)	(2,348)	(473)	111,934
Issuance of Common Stock upon exercise of stock options	79	1	600	—	—	—	—	601
Issuance of Common Stock upon exercise of warrants	147	1	—	—	—	—	—	1
Issuance of restricted stock, net of forfeitures	—	—	3,199	—	4,365	—	(7,166)	398
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	2,156	2,156
Repurchase of Common Stock	—	—	—	—	(160)	—	—	(160)
Accretion and Dividend on Series D Preferred Stock	—	—	—	(3,653)	—	—	—	(3,653)
Tax benefit from exercise of stock options	—	—	64	—	—	—	—	64
Comprehensive income:
Net income for the year	—	—	—	18,150	—	—	—	18,150
Foreign currency translation	—	—	—	—	—	2,353	—	2,353

Total comprehensive income	—	—	—	18,150	—	2,353	—	20,503

Balance at January 31, 2003	18,804	188	89,782	49,688	(2,336)	5	(5,483)	131,844

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 31, 2003	18,804	188	89,782	49,688	(2,336)	5	(5,483)	131,844
Issuance of Common Stock upon exercise of stock options	350	4	3,130	—	—	—	—	3,134
Offering of Common Stock, net of costs	3,667	36	62,667	—	—	—	—	62,703
Issuance of common stock for employee stock purchase plan	45	1	552	—	—	—	—	553
Common Stock issued to an independent contractor	34	—	669	—	—	—	—	669
Accretion and Dividend on Series D Preferred Stock	—	—	—	(3,502)	—	—	—	(3,502)
Conversion of Series D Preferred Stock and Accelerated Accretion	2,083	21	26,906	(18,584)	—	—	—	8,343
Issuance of restricted stock, net of forfeitures	—	—	958	—	1,710	—	(2,668)	—
Repurchase of Common Stock	—	—	—	—	(662)	—	—	(662)
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	2,422	2,422
Tax benefit from exercise of stock options	—	—	1,210	—	—	—	—	1,210
Comprehensive income:
Net income for the year	—	—	—	2,036	—	—	—	2,036
Foreign currency translation	—	—	—	—	—	2,209	—	2,209

Total comprehensive income	—	—	—	2,036	—	2,209	—	4,245

Balance at January 31, 2004	24,983	$250	$185,874	$29,638	$(1,288)	$2,214	$(5,729)	$210,959

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended January 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$2,036	$18,150	$(29,837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,857	22,700	30,585
Amortization of senior note offering costs and note premium	2,999	2,699	2,462
Amortization of unearned deferred compensation	2,422	2,156	—
Debt extinguishment charges	34,808	—	—
Deferred income taxes	(7,085)	9,587	(4,006)
Tax benefit from exercise of stock options	1,210	64	190
Provision for write down of inventory	—	—	10,300
Change in assets and liabilities:
Increase in accounts receivable	(18,536)	(39,124)	(36,627)
Decrease (increase) in inventories	7,494	(8,140)	7,461
Decrease (increase) in prepaid expenses and other assets	358	4,853	(11,386)
Increase in accounts payable	4,536	10,847	28,898
(Decrease) increase in other payables and accrued expenses	(6,716)	3,429	12,330
Other	1,418	1,399	(1,717)

Net cash provided by operating activities	45,801	28,620	8,653

Investing activities:
Additions to property and equipment	(13,838)	(9,764)	(9,972)
Proceeds from disposals of property and equipment	13	7	—
Price adjustment to trademarks acquired in Arden acquisition	2,460	—	—
Acquisition of trademark	—	(3,250)	—
Sale of trademarks and intangibles	—	—	6,529

Net cash used in investing activities	(11,365)	(13,007)	(3,443)

Financing activities:
Payments on short-term debt	(2,068)	(5,632)	(15,245)
Payments on long-term debt	(251,814)	(2,371)	(1,187)
Payments for debt financing	—	(2,192)	—
Proceeds from the issuance of senior subordinated notes	219,350	—	—
Proceeds from the exercise of stock options	3,134	601	2,184
Proceeds from the issuance of new common stock	62,703	—	—
Proceeds from employee stock purchase plan	553	—	—
Proceeds from the exercise of stock purchase warrants	—	1	8,288
Repurchase of common stock	(662)	(160)	(401)

Net cash provided by (used in) financing activities	31,196	(9,753)	(6,361)

Effects of exchange rate changes on cash and cash equivalents	792	890	(631)
Net increase (decrease) in cash and cash equivalents	66,424	6,750	(1,782)
Cash and cash equivalents at beginning of year	22,663	15,913	17,695

Cash and cash equivalents at end of year	$89,087	$22,663	$15,913

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$46,167	$40,251	$33,395

Income taxes paid during the year	$3,529	$1,780	$8,853

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General Information and Summary of Significant Accounting Policies

Organization and Business Activity.    Elizabeth Arden, Inc. (the “Company”) is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products, to retailers in the United States and approximately 90 countries internationally.

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

Revenue Recognition.    Sales are recognized when title and the risk of loss transfers to the customer and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical and projected experience and considering current external factors and market conditions. During fiscal 2004, 2003 and 2002, two customers accounted for an aggregate of 21%, 21% and 19%, respectively, of the Company’s net sales.

Foreign Currency Translation.    The financial statements of the Company’s non-U.S. subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” (SFAS No. 52). SFAS No. 52 distinguishes between translation adjustments and foreign currency transactions. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as its functional currency are translated at year-end rates of exchange, while sales and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in a gain of $2.2 million, a gain of $2.4 million and a loss of $2.3 million in fiscal 2004, 2003 and 2002, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries statement of operations. Such gains (losses) totaled $3.8 million, $7.6 million and ($0.7 million) in fiscal 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents.    Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

Inventories.    Inventories are stated at the lower of cost or market. Cost is principally determined using the weighted average method. See Note 5.

Property and Equipment, and Depreciation.    Property and equipment are stated at cost. Expenditures for major improvements and additions are recorded to the asset accounts, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. See Note 6.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exclusive Brand Licenses and Trademarks, and Amortization.    Exclusive of intangible assets that have indefinite useful lives that are no longer being amortized, these intangible assets are being amortized using the straight-line method over their estimated useful lives. See Note 3 “Accounting for Business Combinations and Goodwill and Other Intangible Assets” and Note 7.

Long-Lived and Indefinite-Lived Assets.    Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of the carrying value against the undiscounted future cash flows. If an impairment is identified, then the asset’s carrying value is adjusted to estimated fair value. No such adjustments were recorded for any of the fiscal years ended January 31, 2004, 2003 or 2002.

Indefinite-lived intangible assets are reviewed annually during the Company’s first quarter of each fiscal year for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The identification and measurement of impairment of goodwill and indefinite-lived intangible assets involves the estimation of the fair value of the applicable reporting unit. The estimates of fair value of the applicable reporting unit are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. See Note 7.

Senior Note Offering Costs.    Debt issuance costs and transaction fees, which are associated with the issuance of senior notes, are being amortized (and charged to interest expense) over the term of the related notes. In the period senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed. See Note 9.

Cost of Sales.    Included in cost of sales are the cost of products sold, cost of gift with purchase items provided to customers, and warehousing, distribution and supply chain costs. The major components of warehousing, distribution and supply chain costs include salary and related benefit costs for employees in the warehousing, distribution and supply chain areas and facility related costs in these areas.

Selling, General and Administrative Costs.    Included in selling, general and administrative expenses are salary and related benefit costs of our employees in the finance, information technology, legal, human resources, sales and marketing areas, facility related costs for our administrative functions, costs paid to consultants and third party providers for related services, and advertising and promotion costs not paid directly to our customers.

Advertising and Promotional Costs.    Advertising and promotional costs are expensed as incurred. Advertising and promotional costs totaled approximately $200.0 million, $183.8 million and $191.2 million during fiscal 2004, 2003 and 2002, respectively. Advertising and promotional costs includes promotions, direct selling, co-op advertising and media placement.

Income Taxes.    The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities and certain other adjustments. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. The Company intends to permanently reinvest its undistributed

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

international earnings to expand its international operations. Therefore, no tax has been provided to cover the repatriation of such undistributed earnings.

Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The Company’s accumulated other comprehensive income shown on the Consolidated Balance Sheet at January 31, 2004 and 2003, respectively, consists solely of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Fair Value of Financial Instruments.    The Company’s financial instruments include accounts receivable, accounts payable, short-term debt, long-term debt and convertible redeemable preferred stock. See Notes 9 and 14 for the fair value of the Company’s debentures, senior notes and preferred stock. The fair value of all other financial instruments was not materially different than their carrying value as of January 31, 2004 and 2003.

(Loss) Earnings per Share.    Basic (loss) earnings per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value per share (“Common Stock”). The calculation of diluted earnings per share is similar to basic earnings per share, except that the numerator excludes accretion and dividend on convertible preferred stock and the denominator includes dilutive potential Common Stock such as stock options, warrants and convertible securities. See Note 2.

Stock-Based Compensation.    At January 31, 2004, the Company had three stock option plans, which are more fully described in Note 15. The Company accounts for those plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee stock-option compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) attributable to common shareholders and loss (earnings) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-option compensation.

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands, except per share data)
Net (loss) income attributable to common shareholders, as reported	$(20,050)	$14,497	$(33,275)
Add: Restricted stock-based employee compensation costs, net of tax, currently included in net income	1,695	1,552	—
Less: Total stock-based employee compensation cost, net of tax, determined under fair value-based method	6,983	6,953	4,389

Pro forma net (loss) income attributable to common shareholders	$(25,338)	$9,096	$(37,664)

(Loss) earnings per common share
Basic
As reported	$(1.02)	$0.82	$(1.92)
Pro forma	$(1.29)	$0.51	$(2.18)
Diluted
As reported	$(1.02)	$0.78	$(1.92)
Pro forma	$(1.29)	$0.51	$(2.18)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications.    To conform to the fiscal 2004 presentation, certain reclassifications were made to the prior years’ Consolidated Financial Statements and the accompanying footnotes.

2.    (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average shares of outstanding Common Stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes potentially dilutive Common Stock such as stock options, warrants and convertible securities. In addition, for the diluted income per share calculation, the imputed preferred dividend and accretion is added back to net income. Diluted loss per share equals basic loss per share for fiscal 2004 and January 31, 2002, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect. The following table represents the computation of (loss) earnings share:

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands, except per share data)
Basic
Net (loss) income attributable to common shareholders	$(20,050)	$14,497	$(33,275)

Weighted average shares outstanding	19,581	17,757	17,309

Net (loss) earnings per basic share	$(1.02)	$0.82	$(1.92)

Diluted
Net (loss) income attributable to common shareholders	$(20,050)	$14,497	$(33,275)
Accretion and dividend on Series D Convertible Preferred Stock not converted during the period	—	3,653	—

Net (loss) income, as adjusted	$(20,050)	$18,150	$(33,275)

Weighted average basic shares outstanding	19,581	17,757	17,309
Potential common shares – treasury method	—	1,276	—
Series D Convertible Preferred Stock	—	4,167	—

Weighted average shares and potential dilutive shares	19,581	23,200	17,309

Net (loss) income per diluted share	$(1.02)	$0.78	$(1.92)

For the fiscal year ended January 31, 2004, the calculation of diluted earnings per share excludes (a) 1.859 million potential common shares under the treasury method; (b) 3.602 million shares of the Company’s Series D Convertible Preferred Stock, $.01 par value (“Series D Convertible Preferred Stock”) assumed to be converted as of the beginning of the fiscal year; and (c) 18,621 shares of Series D Convertible Preferred Stock that were received as a dividend and are convertible into 186,210 shares of Common Stock in the denominator and an add-back of $3.502 million to net income attributable to common shareholders related to non-accelerated accretion and dividends on the Series D Convertible Preferred Stock, and $18.584 million for the accelerated accretion charge associated with the conversion of certain Series D Convertible Preferred Stock, as such deductions and add-backs would have had an anti-dilutive effect on the calculation of diluted earnings per share.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the options to purchase shares of Common Stock that were outstanding during the fiscal years ended January 31, 2004, 2003 and 2002, but were not included in the computation of (loss) earnings per diluted share because the option exercise price was greater than the average market price of the common shares:

	Years Ended January 31,
	2004	2003	2002
Number of shares	229,000	1,959,000	117,000

Range of exercise price	$16.38—20.64	$12.50—20.64	$18.16—20.64

3.    Recently Adopted Accounting Standards

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability, because the financial instrument embodies an obligation of the issuer. SFAS 150 became effective for the Company in the third quarter ended October 25, 2003. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

Accounting for Certain Sales Incentives

Effective February 1, 2002, the Company adopted Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” which codified and reconciled EITF No. 00-14, “Accounting for Certain Sales Incentives.” EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company classified gift-with-purchase activities, which were previously reported as selling, general and administrative expenses, as cost of sales. Certain amounts in the Consolidated Statement of Operations for the year ended January 31, 2002 were reclassified to reflect the adoption of EITF No. 01-09. The adoption of EITF No. 01-09 on this issue had no impact on operating income; however, for the year ended January 31, 2002, gross profit decreased by approximately $37.6 million, offset by an equal decrease in selling, general and administrative expenses.

EITF No. 01-09 also codified and reconciled EITF No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer’s purchase of the vendor’s products or to promote sales of the vendor’s products. Upon adoption of this pronouncement, the Company classified amounts paid to retailers for co-op advertising and beauty consultant expenses as a reduction of net sales. These costs were previously reported within selling, general and administrative expenses. Certain amounts in the Consolidated Statement of Operations for the year ended January 31, 2002 were reclassified to reflect the adoption of EITF No. 01-09. The adoption of EITF No. 01-09 had no impact on operating income; however, for the year ended January 31, 2002, gross profit decreased by approximately $63.4 million, offset by an equal decrease in selling, general and administrative expenses.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s intangible assets generally consist of exclusive brand licenses and trademarks. The Company does not carry any goodwill. The Company evaluated which of its intangible assets were considered to have indefinite lives and determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows are expected to be generated indefinitely. Thus, the Company ceased amortizing these trademarks on February 1, 2002. In accordance with SFAS No. 142, the Company completed its transitional impairment testing of this asset. That effort and assessments of the Elizabeth Arden trademarks during each subsequent fiscal year reported with the assistance of a third party valuation firm indicated that no impairment adjustment was required upon adoption of this pronouncement and during each of the fiscal years reported. The following table presents pro forma net loss and loss per share data during the fiscal year ended January 31, 2002, had SFAS No. 142 been adopted at the beginning of that fiscal year.

Year Ended January 31, 2002
(Amounts in thousands, except per share data)
Reported net loss attributable to common shareholders	$(33,275)
Elizabeth Arden trademarks amortization, net of tax	5,215

Adjusted net loss attributable to common shareholders	(28,060)
Accretion and dividend on preferred stock and other	3,438

Net loss, as adjusted	$(24,622)

Net loss per common share:
Basic
As reported	$(1.92)
Pro forma	$(1.62)
Diluted
As reported	$(1.92)
Pro forma	$(1.62)

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Financial Accounting Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of January 31, 2004, the Company elected not to make a change to the fair market value-based method of accounting for stock-based compensation. However, the Company did adopt the disclosure

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS No. 148. See Note 1. The Company will continue to account for employee stock options under the intrinsic value method pursuant to APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations, under which no compensation costs are required to be recognized for the periods presented.

Consolidation of Variable Interest Entities

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that will be adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company does not anticipate the adoption will materially impact the Company’s consolidated results of operations and financial position. The effect of the adoption of FIN 46 was immaterial to the Company’s consolidated financial statements.

4.    Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from accounts receivable and estimated sales returns in the normal course of business.

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands)
Allowance for Bad Debt:
Beginning balance	$3,093	$2,393	$989
Provision	3,962	3,977	3,086
Write offs, net of recoveries	(3,213)	(3,277)	(1,682)

Ending balance	$3,842	$3,093	$2,393

Allowance for Sales Returns:
Beginning balance	$13,093	$16,575	$2,032
Provision	35,353	48,756	44,948
Actual returns	(39,896)	(52,238)	(30,405)

Ending balance	$8,550	$13,093	$16,575

5.    Inventories

The components of inventory were as follows:

	January 31,
	2004	2003
(Amounts in thousands)
Raw materials	$35,268	$35,500
Work in progress	19,916	19,792
Finished goods	138,198	145,584

Totals	$193,382	$200,876

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property and Equipment

Property and equipment is comprised of the following:

	January 31,		Estimated Life
	2004	2003
(Amounts in thousands)
Land	$2,942	$2,929	—
Building	5,635	5,606	40
Building improvements	8,743	8,713	20—40
Furniture and fixtures	3,357	3,241	8—14
Machinery, equipment and vehicles	7,610	7,841	3—14
Computer equipment and software	12,536	10,525	3—5
Counters and trade fixtures	21,769	16,651	3
Tools and molds	7,902	7,987	1—3

	70,494	63,493
Less accumulated depreciation	(36,131)	(28,964)

	34,363	34,529
Projects in progress	3,844	1,687

Property and equipment, net	$38,207	$36,216

Depreciation expense for the fiscal years ended January 31, 2004, 2003 and 2002 was $11.8 million, $11.8 million and $13.3 million, respectively.

7.    Exclusive Brand Licenses, Trademarks and Intangibles, Net

The following summarizes the cost basis amortization and weighted average estimated life associated with the Company’s intangible assets:

	January 31, 2004	Weighted Average Estimated Life	January 31, 2003	Weighted Average Estimated Life
(Amounts in thousands)
Arden brand trademarks	$129,094	Indefinite	$130,859	Indefinite
Exclusive brand licenses and related trademarks	64,026	19	64,614	19
Exclusive brand trademarks	39,443	8	43,595	8
Other intangibles	15,327	15	24,961	8

Exclusive brand licenses, trademarks and intangibles, gross	247,890	13	264,029	11
Accumulated amortization:
Arden brand trademarks	(6,679)		(6,679)
Exclusive brand licenses and related trademarks	(16,028)		(12,816)
Exclusive brand trademarks	(22,620)		(22,874)
Other intangibles	(7,752)		(16,126)

Exclusive brand licenses, trademarks and intangibles, net	$194,811		$205,534

During the fiscal year ended January 31, 2004, an adjustment to the purchase price for the Elizabeth Arden business of approximately $2.5 million was recorded after the Company reached a

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

final settlement of the purchase price with the seller. The adjustment reduced the values ascribed to the Elizabeth Arden trademarks and exclusive brand licenses acquired by approximately $1.8 million and $0.7 million, respectively, with a corresponding decrease in accrued liabilities.

The decrease in the gross exclusive brand licenses, trademarks and intangibles resulted from the Company’s write-off of approximately $4.8 million of fully amortized exclusive brand trademarks and approximately $9.6 million of fully amortized other intangibles.

During the year ended January 31, 2003, the Company acquired for $3.3 million the worldwide trademark rights for a prestige fragrance line it had been marketing in the United States under a license agreement. During the year ended January 31, 2002, the Company sold certain trademarks and intangibles in Colombia for $6.5 million. There was no gain or loss on the transaction.

Amortization expense for the fiscal years ended January 31, 2004, 2003 and 2002 was $9.0 million, $10.9 million and $17.3 million, respectively. Based on the asset lives in effect at February 2004, the amortization expense for fiscal years 2005, 2006, 2007, 2008 and 2009 is expected to be $8.5 million, $8.5 million, $8.4 million, $5.9 million and $5.3 million, respectively.

8.    Short-Term Debt

The Company has a revolving credit facility with a syndicate of banks, for which JP Morgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit (the “Credit Facility”). The Credit Facility matures in January 2006 and is guaranteed by all of the Company’s U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% from November through April) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company’s U.S. accounts receivable and inventory. The Company’s obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company’s remaining 11 3/4% Senior Secured Notes due 2011.

The Credit Facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $50 million. No financial maintenance covenant was applicable for any fiscal quarter during the fiscal year ended January 31, 2004. The Credit Facility prohibits the payment of dividends on the Company’s Common Stock and other distributions to common shareholders and restricts the Company from incurring additional non-trade indebtedness, except that the Company is permitted to repurchase up to $2 million of Common Stock.

Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At the Company’s option, the Applicable Margin may be applied to either the LIBOR or the prime rate. The Company entered into an amendment to the Credit Facility effective February 25, 2004 to reduce the interest rates charged on LIBOR loans and base rate loans. The amendment changed the reference ratio for determining the Applicable Margin from a consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio to a fixed charge coverage ratio. As a result of the amendment, the Applicable Margin was decreased to a range of 2.00% to 2.75% from a range of 2.25% to 3.00% for LIBOR loans and to a range of 0.25% to 1.00% from a range of 0.5% to 1.25% for prime rate borrowings. As of January 31, 2004, the Applicable Margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. At February 29, 2004, the Applicable Margin was 2.25% for LIBOR loans and 0.50% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2004, the Company had no borrowings outstanding under the Credit Facility and letters of credit of $0.1 million outstanding, as compared with a balance of $2.1 million and letters of credit of $0.3 million outstanding as of January 31, 2003. As of January 31, 2004, the availability under the Credit Facility, based upon eligible receivables and inventories, was approximately $129.5 million. The Company used a portion of the proceeds from the sale of its 7 3/4% Senior Subordinated Notes due 2014 completed on January 13, 2004 to temporarily pay down borrowings under the Credit Facility and then called for redemption its remaining 10 3/8% Senior Notes, which were redeemed on February 12, 2004. See Note 9.

9.    Long-Term Debt

The Company’s long-term debt consisted of the following:

	January 31,
	2004	2003
(Amounts in thousands)
10 3/8% Senior Notes due May 2007	$84,285	$150,977
11 3/4% Senior Secured Notes due May 2011	8,802	160,000
7 3/4% Senior Subordinated Notes due January 2014	225,000	—
8.5% Subordinated Debenture due May 2004	2,167	4,314
8.84% Miami Lakes Facility Mortgage Note due July 2004	4,835	5,038

Total	325,089	320,329
Less: Current portion of long-term debt	91,287	2,370

Total long-term debt	$233,802	$317,959

Senior Subordinated Notes.    On January 13, 2004, the Company completed the sale of $225 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2014 (“7 3/4% Senior Subordinated Notes”). The 7 3/4% Senior Subordinated Notes are guaranteed by the Company’s subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. The net proceeds of approximately $219.4 million were used to redeem $95.2 million principal amount of its outstanding 11 3/4% Senior Notes and $104.3 million principal amount of its 10 3/8% Senior Notes, of which $20.0 million principal amount were redeemed in January 2004 and $84.3 million principal amount were redeemed in February 2004. Pending the closing of the redemption of the $84.3 million 10 3/8% Senior Notes, the Company used the proceeds received from the sale of its 7 3/4% Senior Subordinated Notes to temporarily pay down borrowings under the Credit Facility and to invest in short-term securities.

In January 2001, the Company issued $160 million aggregate principal amount of 11 3/4% Senior Secured Notes due 2011 (“11 3/4% Senior Notes”). The 11 3/4% Senior Notes are guaranteed by the Company’s subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH. The net proceeds of this offering were used to pay a portion of the purchase price for the acquisition of the Elizabeth Arden business (the “Arden Acquisition”). On November 21, 2003, the Company repurchased $56 million aggregate principal amount of 11 3/4% Senior Notes, with a portion of the net proceeds received from the public offering of Common Stock, which was completed in October 2003. The redemption price was 111.75% of the principal amount, plus accrued interest. See Note 14.

On December 24, 2003, the Company commenced a tender offer and consent solicitation for the remaining $104 million aggregate principal amount of 11 3/4% Senior Notes which were outstanding. The Company received tenders from holders representing $95.2 million of its 11 3/4% Senior Notes and the requisite consents to eliminate substantially all of the restrictive covenants and related events of default and to release all of the collateral securing the 11 3/4% Senior Notes. On January 13, 2004, the Company repurchased $95.2 million aggregate principal amount of 11 3/4%

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes. The redemption price was 120% of the principal amount, plus accrued interest. The tender offer expired in January 2004. At January 31, 2004, $8.8 million principal amount of 11 3/4% Senior Notes remained outstanding.

The indentures pursuant to which the 11 3/4% Senior Notes and the 7 3/4% Senior Subordinated Notes were issued (the “Indentures”) provide that such notes will be senior and senior subordinated obligations, respectively, of the Company. The 11 3/4% Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility. The 7 3/4% Senior Subordinated Notes rank junior to all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility and the 11 3/4% Senior Notes and pari passu in right of payment to all senior subordinated indebtedness of the Company. The Indentures generally permit the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. The Indentures generally limit the ability of the Company to create liens, merge or transfer or sell assets. The Indentures also provide that the holders of the 11 3/4% Senior Notes and the 7 3/4% Senior Subordinated Notes have the option to require the Company to repurchase their notes in the event of a change of control in the Company (as defined in the Indentures).

In April 1998, the Company issued $40 million principal amount of 10 3/8% Series C Senior Notes due 2007 (the “10 3/8% Series C Senior Notes”) which were exchanged for an equivalent principal amount of 10 3/8% Series D Senior Notes (the “10 3/8% Series D Senior Notes”) containing identical terms to the 10 3/8% Series C Senior Notes but without restrictions on transferability. The 10 3/8% Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company’s existing 10 3/8% Series B Senior Notes. The 10 3/8% Series C Senior Notes were recorded net of a premium of $2.6 million. The premium was being amortized over the life of the notes using the effective interest method. For the fiscal years ended 2004, 2003 and 2002, the Company has amortized approximately $0.3 million per year. During the fiscal year ended January 31, 2004, the Company redeemed the remaining $37.6 million 10 3/8% Series D Senior Notes on March 3, 2003, October 24, 2003 and December 17, 2003 and wrote-off the remaining unamortized premiums.

In May 1997, the Company issued $115 million principal amount of 10 3/8% Series A Senior Notes due 2007 (“10 3/8% Series A Senior Notes”), which were exchanged for an equivalent principal amount of 10 3/8% Series B Senior Notes due 2007 (the “10 3/8% Series B Senior Notes”) containing identical terms to the 10 3/8% Series A Senior Notes but without restrictions on transferability. During the fiscal year ended January 31, 2004, the Company redeemed $27.7 million of its 10 3/8% Series B Senior Notes on March 3, 2003, December 17, 2003, and January 23, 2004. On January 13, 2004, the Company called for redemption all of its remaining 10 3/8% Series B Senior Notes. An aggregate of $84.3 million aggregate principal amount of 10 3/8% Series B Senior Notes were redeemed on February 12, 2004. As a result of the redemption, the Company will incur in the first quarter ended May 1, 2004 a charge of approximately $3.8 million, comprised of the call premium of $2.9 million and approximately $0.9 million for the non-cash write-off of unamortized debt issue costs.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists all redemptions of 11 3/4% Senior Notes (and associated warrants) and 10 3/8% Senior Notes during fiscal 2004 and the related financial statement effect.

(Amounts in thousands)

Redemption Date	Debt Instrument	Redemption Price	Principal Repurchased	Call Premium (Discount)	Write-Off of Offering Costs	Excess of Carrying Value Over Principal Repurchased	Total (Gain) Loss(1)
03/03/03	10 3/8%	97%	$2,750	$(82)	$41	$—	$(41)
03/03/03	10 3/8%	97.25 – 97.5%	2,500	(68)	37	(51)	(82)
10/24/03	10 3/8%	103.458%	20,000	692	252	(654)	290
11/21/03	11 3/4%	111.75%	56,000	6,580	2,101	—	8,681
12/17/03	10 3/8%	103.458%	15,075	521	179	(453)	247
12/17/03	10 3/8%	103.458%	4,925	170	58	—	228
01/13/04	11 3/4%	120.0%	95,198	19,040	3,513	—	22,553
01/13/04	Warrants (2)	—%	—	—	2,007	—	2,007
01/23/04	10 3/8%	103.458%	20,000	692	233	—	925

			$216,448	$27,545	$8,421	$(1,158)	$34,808

(1)	Loss refers to debt extinguishment charges in the Company’s Consolidated Statements of Operations.
(2)	The warrants were issued to the underwriters of the 11 3/4% Senior Notes and were written off in a proportionate amount to the 11 3/4% Senior Notes redeemed. See Note 14.

In January 2003, the Company repurchased $5.5 million of 10 3/8% Series D Senior Notes in the open market, $2.4 million of which were 10 3/8% Series D Senior Notes and $3 million which were 10 3/8% Series B Senior Notes. The repurchases were settled in February 2003. At January 31, 2003, the payable amount pending settlement was included in other payables and accrued expenses on the balance sheet.

7.5% Subordinated Convertible Debentures. In July 1996, the Company issued 7.5% Subordinated Convertible Debentures due 2006 (“7.5% Convertible Debentures”). These debentures were convertible into shares of Common Stock of the Company at $7.20 per share. The Company could redeem the 7.5% Convertible Debentures when the Common Stock traded above $14.40 for 20 consecutive trading days. In April 2001, the Company issued a redemption notice for the outstanding 7.5% Convertible Debentures. All debenture holders converted their debentures into Common Stock prior to the redemption date.

At January 31, 2004 and 2003, the estimated fair value of the Company’s subordinated debentures and senior and senior subordinated notes using available market information and interest rates was as follows:

	January 31,
	2004	2003
(Amounts in thousands)
11 3/4% Senior Secured Notes	$10,562	$167,200
10 3/8% Senior Notes	$87,235	$144,675
8.5% Subordinated Debenture	$2,167	$4,314
7 3/4% Senior Subordinated Notes	$230,625	$—

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities and redemptions of long-term debt at January 31, 2004 were as follows:

(Amounts in thousands)
Fiscal Year Ended January 31,	Amount
2005	$91,287
2006	—
2007	—
2008	—
2009	—
After 2009	233,802

Total	$325,089

10.    Commitments and Contingencies

Consolidation of Distribution Facilities.    In November 2003, the Company announced that it would consolidate its U.S. distribution operations into a single distribution facility in Roanoke, Virginia by March 2004. The Roanoke facility was expanded in fiscal 2004 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. Accordingly, the Company ceased conducting distribution activities from the Miami Lakes facility at the end of January 2004 and is planning to sell the facility. The Company will continue to use the corporate offices located in the Miami Lakes facility until the facility is sold and then it will move its corporate offices to another location in the area. In connection with the consolidation, the U.S. workforce was reduced by approximately 10%. The Company incurred and expensed approximately $2.3 million of restructuring costs in the fourth quarter ended January 31, 2004 and approximately $1.5 million is expected to be incurred in the first half of fiscal 2005 related to costs associated with the consolidation, including severance pay, outplacement services, and employee benefit costs for severed employees.

The Company has lease agreements for all of the real property it uses, other than the facility it owns in Miami Lakes, Florida that serves as its corporate offices and was also a distribution center, and a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Stamford, Connecticut and New York, New York in the United States and Australia, Austria, Canada, Denmark, Italy, New Zealand, Puerto Rico, Singapore, South Africa, South Korea, Spain, Switzerland and the United Kingdom internationally. The Company also has leased distribution facilities in Roanoke, Virginia and Puerto Rico. The Company’s rent expense for operating leases for the fiscal years ended January 31, 2004, 2003 and 2002 was $10.9 million, $8.0 million, and $7.4 million respectively. The Company’s rent expense includes the recognition of step rent provisions, lease concessions and escalation clauses on a straight-line basis over the lease term. The Company also leases distribution equipment, office and computer equipment, and vehicles.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s aggregate minimum lease payments under its operating and capital leases, purchase obligations and commitments under other long-term contractual obligations (other than long-term debt) at January 31, 2004, are as follows:

(Amounts in thousands)
Fiscal Year Ended January 31,	Amount
2005(1)	$113,812
2006	29,431
2007	23,827
2008	11,797
2009	6,574
and thereafter	23,240

Total	$208,681

(1)	Includes purchase commitments for inventory of $62.9 million.

Purchase obligations and commitments under long-term contractual obligations consist of purchase commitments for finished goods, raw materials, components, advertising, insurance, promotional items, and services pursuant to legally binding obligations but does not include obligations subject to variable price provisions.

The Company has agreements to incur promotional and advertising expenses, which are sometimes fixed commitments and sometimes based on net sales for licensed brands. The company has commitments to incur promotional and advertising expenses and minimum royalty guarantees in an aggregate amount of $33.5 million during the fiscal years ended January 31, 2005 through 2009, which are not included in the above table.

In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$41 million at January 31, 2004), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$26 million at January 31, 2004). Management believes that the Company would be entitled to indemnification from Unilever under the agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit, and the Company is vigorously contesting the matter.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

(Loss) income before income taxes consisted of the following for the years ended January 31, 2004, 2003 and 2002.

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands)
(Loss) income before income taxes
Domestic	$(25,831)	$7,001	$(29,485)
Foreign	23,755	18,208	(9,366)

Total (loss) income before income taxes	$(2,076)	$25,209	$(38,851)

The components of the (benefit from) provision for income taxes for the years ended January 31, 2004, 2003 and 2002 are as follows:

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands)
Current income taxes:
Federal	$(17)	$(4,361)	$(6,432)
State	(3)	144	—
Foreign	2,993	1,689	1,424

Total current	2,973	(2,528)	(5,008)

Deferred income taxes:
Federal	$(8,031)	$7,287	$(2,732)
State	(1,161)	1,433	(1,015)
Foreign	2,107	867	(259)

Total deferred	(7,085)	9,587	(4,006)

Total	$(4,112)	$7,059	$(9,014)

At January 31, 2004, applicable United States federal income taxes and foreign withholding taxes had not been provided for on approximately $34 million of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested.

The total income tax (benefit) provision differs from the amount obtained by applying the statutory federal income tax to (loss) income before income taxes as follows:

	Years Ended January 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
(Amounts in thousands, except percentages)
(Loss) income at statutory rates	$(727)	35.0%	$8,823	35.0%	$(13,598)	35.0%
State taxes, net of federal benefit	(757)	36.4	1,025	4.1	(660)	1.7
Tax on foreign earnings at different rates from statutory rates	(3,057)	147.3	(1,588)	(6.3)	4,443	(11.4)
Change in U.S. and foreign valuation allowance	306	(14.7)	(830)	(3.3)	—	—
Other	123	(5.9)	(371)	(1.5)	801	(2.1)

Total	$(4,112)	198.1%	$7,059	28.0%	$(9,014)	23.2%

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	January 31,
	2004	2003
(Amounts in thousands)
Deferred tax assets:
Accrued expenses	$3,814	$4,796
Net operating loss carryforwards, alternative minimum tax credit	16,353	4,420
Inventory	4,432	5,608
Other	222	350

Gross deferred tax assets	24,821	15,174

Deferred tax liabilities:
Accounts receivable	(978)	(2,190)
Property and equipment	(1,847)	(1,710)
Intangible assets	(12,222)	(10,682)
Other	(2,022)	(1,441)

Gross deferred tax liabilities	(17,069)	(16,023)

Valuation allowances	(552)	(246)

Total net deferred tax (liabilities) assets	$7,200	$(1,095)

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	January 31,
	2004	2003
(Amounts in thousands)
Current net deferred tax assets	$16,508	$7,614
Non-current net deferred tax liabilities	(9,308)	(8,709)

Total net deferred tax assets (liabilities)	$7,200	$(1,095)

At January 31, 2004, the Company had United States federal net operating loss carryforwards of approximately $29 million that will begin to expire on January 31, 2023. The Company generated state and local net operating loss carryforwards of approximately $51 million that will begin to expire on January 31, 2010. The Company believes that it will generate sufficient taxable income to realize the net operating loss carryforwards before they expire. In addition, the Company had acquired United States federal net operating loss carryforwards of approximately $5 million that will begin to expire on January 31, 2007. Due to certain limitations in the Internal Revenue Code the Company believes that it is more likely than not that it will not be able to utilize a portion of these acquired net operating losses, therefore, the Company has recorded a valuation allowance of approximately $0.3 million related to these federal net operating loss carryforwards.

At January 31, 2004, the Company had foreign net operating loss carryforwards of approximately $12.6 million that will expire beginning in January 31, 2009. The Company’s ability to use these foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. However, due to the Company’s limited operating history in

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain foreign jurisdictions and the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in these jurisdictions, as of January 31, 2004, the Company has recorded a valuation allowance of approximately $0.3 million related to these foreign net operating loss carryforwards.

12.    Related Party Transactions

In March 2002, the Company provided a loan to its current chairman and chief executive officer in the principal amount of $0.5 million (the “Note”), which matured on March 31, 2004 and bore interest at an annual rate of 5%. This loan replaced earlier loans made by the Company to its chairman and chief executive officer during the fiscal year ended January 31, 1999. In July 2002, the chairman and chief executive officer repaid to the Company $0.1 million of the principal amount of the Note.

The outstanding loan balance of $0.4 million plus accrued interest was repaid by the due date of March 31, 2004.

13.    Supplemental Schedule of Non-Cash Financing and Investing Activities

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands)
Accretion and dividend on Series D convertible preferred stock	$3,502	$3,653	$3,438

Conversion of Series D convertible preferred stock (See Note 14)
Accelerated accretion on converted preferred stock	18,584	—	—

Conversion to common stock	6,416	—	—
Accreted dividends not paid on convertible preferred stock	1,927	—	—

Conversion of Series D convertible preferred stock	8,343	—	—

Issuance of Restricted stock and PARS, net of forfeitures from prior grants (See Note 15)	2,688	7,166	—

Repurchase of 10 3/8% senior notes, settlement February 2003	—	5,507	—

Conversion of 7.5% convertible debentures into common stock (See Note 9)	—	—	2,410

14.    Convertible Preferred Stock and Shareholders’ Equity

Equity Offering.    On October 22, 2003, the Company completed a public offering of 5,750,000 shares of Common Stock at $18.25 per share. The Company sold 3,666,667 shares of Common Stock in the offering, and an affiliate of Unilever sold 2,083,333 shares. The gross proceeds, before the offering discount of $3.8 million and approximately $0.4 million of offering expenses, was approximately $66.9 million, resulting in net proceeds to the Company of approximately $62.7 million. The Company used the net proceeds on November 21, 2003 to redeem $56 million aggregate principal amount of the 11 3/4% Senior Notes. See Note 9. The Company did not receive any proceeds from the sale of the shares by the affiliate of Unilever.

Conversion of Preferred Stock.    In connection with the public offering on October 22, 2003, the affiliate of Unilever converted 208,340 shares (representing $25 million of aggregate liquidation preference) of the Company’s Series D Convertible Preferred Stock into 2,083,340 shares of Common Stock. As a result of the conversion of the Series D Convertible Preferred Stock and sale of the Common Stock by the Unilever affiliate, the Company’s shareholders’ equity increased by

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $8.3 million and the balance recorded in the Convertible, redeemable preferred stock Series D account on the Company’s consolidated balance sheet was reduced by the same amount. In addition, the accretion of the Series D Convertible Preferred Stock converted was accelerated in the amount of $18.6 million, resulting in a non-cash charge in this amount to net income (loss) attributable to common shareholders on the Company’s consolidated statements of operations for the year ended January 31, 2004.

Convertible Preferred Stock.    At January 31, 2004 and January 31, 2003, the Company had outstanding 226,955 and 416,667 shares, respectively, $120 per share liquidation preference, of Series D Convertible Preferred Stock, that was issued to an affiliate of Unilever in connection with the Arden acquisition. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions. The initial conversion price for the Series D Convertible Preferred Stock of $12 per share is subject to customary anti-dilution adjustments until January 23, 2007 in the event the Company issues Common Stock for consideration per share less than the then current market price of the Common Stock (other than in a bona fide underwritten offering, in connection with a debt financing and in other instances specified in the Company’s Amended and Restated Articles of Incorporation (the “Articles”)). The initial conversion price for the Series D Convertible Preferred Stock will also be subject to anti-dilution adjustments until January 23, 2013 if the Company declares a dividend in shares of Common Stock or reclassifies or combines the outstanding Common Stock into a greater or lesser number of shares. The initial conversion price for the Series D Convertible Preferred Stock is subject to reduction until January 23, 2013 if the Company repurchases Common Stock during such time in accordance with a formula set forth in the Articles. In addition, in the event that prior to January 23, 2013, the Company effects a reorganization of its capital stock, consolidates or merges with another corporation or sells substantially all of the Company’s assets to another corporation such that the Company’s common stockholders receive stock, securities or assets of another corporation in exchange for Common Stock, then the Company must make adequate provision so that each holder of Series D Convertible Preferred Stock has the right to receive such stock, securities or assets as may be issued with respect to, or in exchange for, the outstanding shares of Common Stock which would be received upon conversion of the Series D Convertible Preferred Stock had such reorganization, consolidation, merger or sale not occurred. The holder of the Series D Convertible Preferred Stock was entitled to convert up to 33.33% of its shares after January 23, 2002, up to 66.66% after January 23, 2003 and up to 100% after January 23, 2004.

In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and will be payable quarterly, at the Company’s option, in cash or in additional shares of Series D Convertible Preferred Stock, subject to restrictions on the payment of dividends under the Credit Facility and the indentures governing the Company’s senior notes. On March 17, 2003, June 16, 2003, September 15, 2003 and December 15, 2003 the Company issued to an affiliate of Unilever 5,208 shares, 5,273 shares, 5,339 shares and 2,801 shares, respectively, of Series D Convertible Preferred Stock as payment of quarterly dividends for the fiscal year ended January 31, 2004. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its Credit Facility and compliance with certain limitations under the Indentures, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The accretion of the beneficial conversion feature is based on the effective yield method over the period from issue date to the mandatory redemption date (12 years). The recorded dividend is based on the straight-line method, which approximates the effective yield method, with the total amount of the dividend of $25 million to be paid over 10 years amortized over the period from issue date to the mandatory redemption date (12 years) or $2.1 million annually. The difference between the liquidation value of $50 million and the $8.5 million balance recorded in Convertible, redeemable preferred stock, Series D account on the Company’s consolidated balance sheet is being accreted over the life of the Series D Convertible Preferred Stock. The accretion will be accelerated if the Series D Convertible Preferred Stock is converted into Common Stock prior to the redemption date.

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands)
Aggregate accretion (excluding the accelerated accretion on the converted preferred stock)	$1,618	$1,570	$1,355
Dividends	1,884	2,083	2,083

Total	$3,502	$3,653	$3,438

At January 31, 2004, the fair value of the Common Stock underlying the convertible preferred stock was approximately $46 million.

Warrants.    In conjunction with the issuance of the 11 3/4% Senior Notes related to the cash financing for the Arden acquisition, the Company issued warrants for 209,853 shares of Common Stock. The warrants were exercisable into Common Stock at an exercise price of $.01 per common share and were recorded at fair market value of approximately $3 million. The fair market value of the warrants were being amortized over the life of the 11 3/4% Senior Secured Notes. During the fiscal year ended January 31, 2004, $151.2 million, or 94.5%, of the 11 3/4% Senior Secured Notes were redeemed. As such, 94.5% of the remaining balance of the cost of the warrants was written off and included in debt extinguishment charges during the fiscal year ended January 31, 2004.

15.    Stock Plans

At January 31, 2004, the Company had three stock option plans, one for the benefit of non-employee directors (the “Non-Employee Director Plan”) and two for the benefit of officers, employees and independent contractors, the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. All three plans have been adopted by the Board of Directors of the Company (the “Board”) and approved by the Company’s shareholders.

In the past, the stock option grants made to non-employee directors under the Non-Employee Director Plan typically were exercisable upon their reelection to the Board at the subsequent shareholder meeting. Beginning in June 2003, the Board changed the vesting period for non-employee director grants to provide for vesting all at once three years from the date of grant for future grants. The options granted under the Non-Employee Director Plan are non-qualified under the Internal Revenue Code. The option exercise price cannot be less than the fair value of the underlying Common Stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The number of shares of Common Stock authorized under the Non-Employee Director Plan is 500,000. No further grants under the Non-Employee Director Plan will be permitted after the January 25, 2005 expiration date of that plan.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock options awarded under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan are exercisable at any time or in any installments as determined by the Compensation Committee of the Board at the time of grant. The options granted under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the Compensation Committee. For incentive stock options, the aggregate fair market value (determined at the grant date) of Common Stock with respect to which such options first become exercisable by a participant of the plan during any calendar year may not exceed $0.1 million. At January 31, 2004, 42,000 shares remain available for grant under the 1995 stock option plan. The number of shares of Common Stock authorized under the 1995 Stock Option Plan is 2,200,000. No further grants under the 1995 Stock Option Plan will be permitted after the January 25, 2005 expiration date of that plan. The 2000 Stock Incentive Plan also permits restricted stock grants, stock appreciation rights, stock awards, and performance awards. The maximum number of shares of Common Stock authorized under the 2000 Stock Incentive Plan is 4,100,000. At January 31, 2004, 514,390 shares remain available for grant under the 2000 Stock Incentive Plan.

Stock Options Granted.    On June 25, 2003, the Company issued to 127 employees under its 2000 Stock Incentive Plan options to purchase an aggregate of 420,427 shares of Common Stock of the Company. Also, on that same date, the Company issued to its 5 directors under its Non-Employee Director Plan options to purchase an aggregate of 25,000 shares of Common Stock of the Company. The exercise price of those shares is $13.04 per share, which was the closing price of the Company’s Common Stock on the date of grant. On November 24, 2003, the Company issued to one employee under its 2000 Stock Incentive Plan options to purchase an aggregate of 7,000 shares of Common Stock at an exercise price of $20.15 per share, which was the closing price of the Company’s Common Stock on the date of grant. All of these options are due to vest in equal thirds over a three-year period on the anniversary date of the grant and expire ten years from the date of grant.

The option activities of all three stock option plans are as follows:

	Years Ended January 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	3,906,442	$11.59	3,068,507	$11.45	3,150,541	$10.75
New grants	452,427	13.15	1,007,500	11.78	192,000	17.05
Exercised	(349,582)	8.96	(78,937)	7.56	(256,034)	6.88
Canceled	(158,649)	12.37	(90,628)	11.33	(18,000)	13.31

Ending outstanding options	3,850,638	$11.98	3,906,442	$11.59	3,068,507	$11.45

Exercisable as of January 31,	2,720,809		1,939,919		1,381,763

Weighted average fair value of options granted during the year		$8.10		$7.51		$10.98

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Outstanding as of January 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable as of January 31, 2004	Weighted Average Exercise Price

$ 6.00 — 8.44	765,502	3.1	$8.04	765,502	$8.04
$ 9.38 — 13.31	2,781,136	7.2	$12.51	1,761,639	$12.76
$14.80 — 20.64	304,000	7.2	$17.02	193,668	$16.26

$ 6.00 — 20.64	3,850,638	6.4	$11.98	2,720,809	$11.68

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board of Directors of the Company as described in Note 1. Accordingly, no compensation expense has been recognized during the years ended January 31, 2004, 2003 and 2002 related to the stock option grants.

The weighted average grant date fair value of options granted during the years ended January 31, 2004, 2003 and 2002 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	66.00%	65.00%	60.00%
Risk-free interest rate	4.16%	5.17%	4.78%
Expected life of options in years	4 – 8	4 – 8	4 – 8

Employee Stock Purchase Plan.    On July 1, 2003, the Company implemented the 2002 Employee Stock Purchase Plan under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The first purchases under this plan occurred on January 1, 2004 and there were 45,001 shares purchased. The next purchase will be consummated on July 1, 2004.

Performance-Accelerated and other Restricted Common Stock

Fiscal 2004.    On June 25, 2003, the Company granted an aggregate of 175,938 shares of restricted stock to 104 employees that are due to vest in equal thirds over a three-year period on the anniversary date of the grant. These grants were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $2.3 million and are being amortized over the vesting period. In addition, on that same date, the Company granted an aggregate of 6,500 shares of restricted stock to 13 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $0.1 million and are being amortized over the vesting period. Also, on April 21, 2003, the Company granted an aggregate of 76,782 shares of restricted stock to 937 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $0.8 million and are being amortized over the vesting period.

Fiscal 2003.    On March 22, 2002, the Company granted an aggregate of 504,000 shares of performance-accelerated restricted stock (“PARS”) to 108 employees. PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if the Company’s total shareholder return exceeds that total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $5.7 million and are currently being amortized over the six-year vesting period. Also, the Company granted on March 21, 2002, March 22, 2002 and September 3, 2002, 60,345 shares to 892 employees, 17,000 shares to 34 employees and 79,420 shares to 945 employees, respectively, of restricted stock that vest one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $0.7 million, $0.2 million and $0.7 million, respectively, and are being amortized over the vesting period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2003, the Company granted to an independent contractor 101,351 restricted shares of Common Stock that vest in equal thirds over a three-year period on the anniversary date of the grant. These restricted shares were issued pursuant to two separate four-year use agreements, which were entered into on January 1, 2002. Since the shares were issued to a non-employee of the Company, the liability associated with the issuances of the restricted shares was recorded as a deferred liability and not unearned compensation. The liability associated with the share issuance is being amortized over the four-year term of the agreements based on the January 1, 2002 commencement date, the vesting period and the fair market value of the underlying restricted shares of Common Stock issued at the end of each period.

Compensation expense for the fiscal years ended January 31, 2004, 2003 and 2002, resulting from restricted stock grants to employees and independent contractors of the Company, amounted to approximately $3.4 million, $3.0 million and $0.6 million, respectively.

At January 31, 2004 and 2003, the shares of Common Stock outstanding included 791,957 shares and 762,684 shares, respectively, of restricted stock that are subject to vesting requirements and forfeiture provisions. During the period prior to vesting, plan participants are entitled to vote and receive dividends on such shares.

16.    Quarterly Data (Unaudited)

Condensed consolidated quarterly information as follows:

	January 31, 2004	October 25, 2003	July 26, 2003	April 26, 2003
Net sales	$213,935	$321,313	$144,423	$134,754
Gross profit	94,619	135,037	57,390	48,732
Income (loss) from operations	22,809	65,509	(3,983)	(12,006)
Debt extinguishment charges(1)	34,641	290	—	(123)
Net (loss) income(2)	(11,063)	38,921	(10,147)	(15,675)
Accelerated accretion on converted preferred stock(3)	—	18,584	—	—
Net (loss) income attributable to common shareholders	(11,600)	19,336	(11,134)	(16,651)
(Loss) earnings per common share:
Basic	$(0.48)	$1.07	$(0.62)	$(0.93)
Diluted	$(0.48)	$0.88	$(0.62)	$(0.93)

	January 31, 2003	October 26, 2002	July 27, 2002	April 27, 2002
Net sales	$169,764	$314,807	$127,186	$140,284
Gross profit	67,977	137,069	48,463	53,904
Income (loss) from operations	8,986	69,658	(5,342)	(5,093)
Net income (loss) (2)	481	37,732	(10,134)	(9,929)
Net (loss) income attributable to common shareholders	(431)	36,819	(11,048)	(10,843)
(Loss) earnings per common share:
Basic	$(0.02)	$2.07	$(0.62)	$(0.61)
Diluted	$(0.02)	$1.64	$(0.62)	$(0.61)

(1)	Relates to the redemption of 11 3/4% Senior Notes and 10 3/8% Senior Notes. See Note 9.
(2)	Before accretion and dividend on preferred stock.
(3)	Related to accelerated accretion on Series D Convertible Preferred Stock converted into common stock sold by a third party in a public offering. See Note 14.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Condensed Consolidating Financial Information

The following condensed financial statements at January 31, 2004 and for the fiscal year then ended, show the consolidated financial statements of the Company, and in separate financial statements (i) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued to finance a portion of the purchase price for the Arden Acquisition in January 2001, (ii) and the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus in each case elimination adjustments and the consolidated total. The following condensed financial statements at January 31, 2003 and for the two fiscal years then ended, show the consolidated financial statements of the Company and the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company’s subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Entities included in this footnote follow the Company’s significant accounting policies as described in Note 1, except with respect to accounting for investment in guarantors’ subsidiaries, which the Company has accounted for using the equity method of accounting. Equity income of the guarantor subsidiaries is included in other (expense) income, net. The statement of operations for fiscal year ended January 31, 2002 has been restated for EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” as described in Note 3. All information presented is in thousands.

[Remainder of page intentionally left blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	For the Year Ended January 31, 2004
	Company	7 3/4% Senior Subordinated Notes	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$89,030	$57	$—	$89,087
Accounts receivable, net	137,380	—	—	137,380
Inventories	193,382	—	—	193,382
Intercompany receivable	106,364	385,666	(492,030)	—
Deferred income taxes	16,508	—	—	16,508
Prepaid expenses and other assets	15,133	—	—	15,133

Total current assets	557,797	385,723	(492,030)	451,490

Property and equipment, net	38,207	—	—	38,207

Other assets:
Investment in guarantors	264,590	—	(264,590)	—
Exclusive brand licenses, trademarks and intangibles, net	32,251	162,560	—	194,811
Other assets	281,015	5,134	(272,578)	13,571

Total other assets	577,856	167,694	(537,168)	208,382

Total assets	$1,173,860	$553,417	$(1,029,198)	$698,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$84,533	$—	$—	$84,533
Intercompany payables	205,876	286,154	(492,030)	—
Other payables and accrued expenses	52,154	2,673	—	54,827
Current portion of long-term debt	91,287	—	—	91,287

Total current liabilities	433,850	288,827	(492,030)	230,647

Long-term debt, net	233,802	—	—	233,802
Deferred income taxes and other	11,878	—	—	11,878

Total liabilities	679,530	288,827	(492,030)	476,327

Convertible, redeemable preferred stock	10,793	—	—	10,793

Shareholders’ equity
Common stock	250	—	—	250
Additional paid-in capital	193,289	265,163	(272,578)	185,874
Retained earnings	294,801	(573)	(264,590)	29,638
Treasury stock	(1,288)	—	—	(1,288)
Accumulated other comprehensive income	2,214	—	—	2,214
Unearned deferred compensation	(5,729)	—	—	(5,729)

Shareholders’ Equity	483,537	264,590	(537,168)	210,959

Total liabilities and shareholders’ equity	$1,173,860	$553,417	$(1,029,198)	$698,079

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	For the Year Ended January 31, 2004
	Company	11 3/4% Senior Notes	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$89,029	$58	$—	$89,087
Accounts receivable, net	137,380	—	—	137,380
Inventories	193,382	—	—	193,382
Intercompany receivable	390,594	101,436	(492,030)	—
Deferred income taxes	16,508	—	—	16,508
Prepaid expenses and other assets	15,133	—	—	15,133

Total current assets	842,026	101,494	(492,030)	451,490

Property and equipment, net	38,207	—	—	38,207

Other assets:
Investment in guarantors	(21,363)	—	21,363	—
Exclusive brand licenses, trademarks and intangibles, net	26,794	168,017	—	194,811
Other assets	8,436	5,135	—	13,571

Total other assets	13,867	173,152	21,363	208,382

Total assets	$894,100	$274,646	$(470,667)	$698,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$84,533	$—	$—	$84,533
Intercompany payables	198,474	293,556	(492,030)	—
Other payables and accrued expenses	52,311	2,516	—	54,827
Current portion of long-term debt	91,287	—	—	91,287

Total current liabilities	426,605	296,072	(492,030)	230,647

Long-term debt, net	233,802	—	—	233,802
Deferred income taxes and other	11,941	(63)	—	11,878

Total liabilities	672,348	296,009	(492,030)	476,327

Convertible, redeemable preferred stock	10,793	—	—	10,793

Shareholders’ equity
Common stock	250	—	—	250
Additional paid-in capital	185,831	43	—	185,874
Retained earnings	29,690	(21,415)	21,363	29,638
Treasury stock	(1,288)	—	—	(1,288)
Accumulated other comprehensive income	2,205	9	—	2,214
Unearned deferred compensation	(5,729)	—	—	(5,729)

Shareholders’ equity	210,959	(21,363)	21,363	210,959

Total liabilities and shareholders’ equity	$894,100	$274,646	$(470,667)	$698,079

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	For the Year Ended January 31, 2003
	Company	11 3/4% Senior Notes	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$22,641	$22	$—	$22,663
Accounts receivable, net	118,844	—	—	118,844
Inventories	200,876	—	—	200,876
Intercompany receivable	1,069,748	84,428	(1,154,176)	—
Deferred income taxes	7,614	—	—	7,614
Prepaid expenses and other assets	17,225	72	—	17,297

Total current assets	1,436,948	84,522	(1,154,176)	367,294

Property and equipment, net	36,216	—	—	36,216

Other assets:
Investment in guarantors	(8,291)	—	8,291	—
Exclusive brand licenses, trademarks and intangibles, net	33,426	172,108	—	205,534
Other assets	13,444	5,132	—	18,576

Total other assets	38,579	177,240	8,291	224,110

Total assets	$1,511,743	$261,762	$(1,145,885)	$627,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,068	$—	$—	$2,068
Accounts payable—trade	79,997	—	—	79,997
Intercompany payables	886,849	267,327	(1,154,176)	—
Other payables and accrued expenses	63,672	2,726	—	66,398
Current portion of long-term debt	2,370	—	—	2,370

Total current liabilities	1,034,956	270,053	(1,154,176)	150,833

Long-term debt, net	317,959	—	—	317,959
Deferred income taxes and other	11,350	—	—	11,350

Total liabilities	1,364,265	270,053	(1,154,176)	480,142

Convertible, redeemable preferred stock	15,634	—	—	15,634

Shareholders’ equity
Common stock	188	—	—	188
Additional paid-in capital	89,739	43	—	89,782
Retained earnings	49,740	(8,343)	8,291	49,688
Treasury stock	(2,336)	—	—	(2,336)
Accumulated other comprehensive income	(4)	9	—	5
Unearned deferred compensation	(5,483)	—	—	(5,483)

Shareholders’ Equity	131,844	(8,291)	8,291	131,844

Total liabilities and shareholders’ equity	$1,511,743	$261,762	$(1,145,885)	$627,620

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	For the Year Ended January 31, 2004
	Company	7 3/4% Senior Subordinated Notes	Eliminations	Total

Net sales	$814,425	$15,398	$(15,398)	$814,425
Cost of sales	478,648	—	—	478,648

Gross profit	335,777	15,398	(15,398)	335,777

Selling, general and administrative costs	244,544	13,444	(15,398)	242,590
Depreciation and amortization	18,585	2,272	—	20,857

Income from operations	72,648	(318)	—	72,330
Other (expense) income:
Interest expense	(37,672)	(1,921)	—	(39,593)
Debt extinguishment charges	(34,808)	—	—	(34,808)
Other	(2,244)	8,553	(6,314)	(5)

(Loss) income before income taxes	(2,076)	6,314	(6,314)	(2,076)
Benefit from income taxes	(4,112)	—	—	(4,112)

Net income (loss)	$2,036	$6,314	$(6,314)	$2,036

Statement of Operations

	For the Year Ended January 31, 2004
	Company	11 3/4% Senior Notes	Eliminations	Total

Net sales	$814,425	$15,398	$(15,398)	$814,425
Cost of sales	478,648	—	—	478,648

Gross profit	335,777	15,398	(15,398)	335,777

Selling, general and administrative costs	244,528	13,460	(15,398)	242,590
Depreciation and amortization	18,579	2,278	—	20,857

Income from operations	72,670	(340)	—	72,330
Other (expense) income:
Interest expense	(18,006)	(21,587)	—	(39,593)
Debt extinguishment charges	(34,808)	—	—	(34,808)
Other	(21,873)	8,796	13,072	(5)

(Loss) income before income taxes	(2,017)	(13,131)	13,072	(2,076)
Benefit from income taxes	(4,053)	(59)	—	(4,112)

Net income (loss)	$2,036	$(13,072)	$13,072	$2,036

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	For the Year Ended January 31, 2003
	Company	11 3/4% Senior Notes	Eliminations	Total

Net sales	$752,041	$14,816	$(14,816)	$752,041
Cost of sales	444,628	—	—	444,628

Gross profit	307,413	14,816	(14,816)	307,413
Selling, general and administrative costs	218,435	12,885	(14,816)	216,504
Depreciation and amortization	20,578	2,122	—	22,700

Income from operations	68,400	(191)	—	68,209
Other (expense) income:
Interest expense	(21,516)	(21,559)	—	(43,075)
Other	(21,555)	10,883	10,747	75

Income (loss) before income taxes	25,329	(10,867)	10,747	25,209
Provision for (benefit from) income taxes	7,179	(120)	—	7,059

Net income (loss)	$18,150	$(10,747)	$10,747	$18,150

Statement of Operations

	For the Year Ended January 31, 2002
	Company	11 3/4% Senior Notes	Eliminations	Total

Net sales	$668,097	$31,788	$(31,788)	$668,097
Cost of sales	422,705	—	—	422,705

Gross profit	245,392	31,788	(31,788)	245,392
Selling, general and administrative costs	211,236	29,496	(31,788)	208,944
Depreciation and amortization	21,549	9,036	—	30,585

Income from operations	12,607	(6,744)	—	5,863
Other (expense) income:
Interest expense	(22,938)	(21,825)	—	(44,763)
Other	(28,941)	31,788	(2,798)	49

(Loss) Income before income taxes	(39,272)	3,219	(2,798)	(38,851)
(Benefit from) provision for income taxes	(9,435)	421	—	(9,014)

Net (loss) income	$(29,837)	$2,798	$(2,798)	$(29,837)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flow

	For the Year Ended January 31, 2004
	Company	7 3/4% Senior Subordinated Notes	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$37,947	$7,854	$—	$45,801

Investing activities:
Additions to property and equipment	(13,838)	—	—	(13,838)
Proceeds from disposals of property and equipment	13	—	—	13
Price adjustment to trademarks acquired in Arden acquisition	—	2,460	—	2,460

Net cash used in investing activities	(13,825)	2,460	—	(11,365)
Financing activities:
Payments on short-term debt	(2,068)	—	—	(2,068)
Payments on long-term debt	(251,814)	—	—	(251,814)
Proceeds from the issuance of senior notes	219,350	—	—	219,350
Proceeds from the exercise of stock options	3,134	—	—	3,134
Proceeds from the issuance of new common stock	63,256	—	—	63,256
Repurchase of common stock	(662)	—	—	(662)
Net change in intercompany obligations	10,264	(10,264)	—	—

Net cash provided by financing activities	41,460	(10,264)	—	31,196
Effect of exchange rate changes on cash and cash equivalents	792	—	—	792
Net increase in cash and cash equivalents	66,374	50	—	66,424
Cash and cash equivalents at beginning of period	22,656	7	—	22,663

Cash and cash equivalents at end of period	$89,030	$57	$—	$89,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flow

	For the Year Ended January 31, 2004
	Company	11 3/4% Senior Notes	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$57,432	$(11,631)	$—	$45,801

Investing activities:
Additions to property and equipment	(13,838)	—	—	(13,838)
Proceeds from disposals of property and equipment	13	—	—	13
Price adjustment to trademarks acquired in Arden acquisition	—	2,460	—	2,460

Net cash used in investing activities	(13,825)	2,460	—	(11,365)

Financing activities:
Payments on short-term debt	(2,068)	—	—	(2,068)
Payments on long-term debt	(251,814)	—	—	(251,814)
Proceeds from the issuance of senior notes	219,350	—	—	219,350
Proceeds from the exercise of stock options	3,134	—	—	3,134
Proceeds from the issuance of new common stock	63,256	—	—	63,256
Repurchase of common stock	(662)	—	—	(662)
Net change in intercompany obligations	(9,222)	9,222	—	—

Net cash provided by financing activities	21,974	9,222	—	31,196
Effect of exchange rate changes on cash and cash equivalents	792	—	—	792
Net increase in cash and cash equivalents	66,373	51	—	66,424
Cash and cash equivalents at beginning of period	22,656	7	—	22,663

Cash and cash equivalents at end of period	$89,029	$58	$—	$89,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flow

	For the Year Ended January 31, 2003
	Company	11 3/4% Senior Notes	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$35,054	$(6,434)	$—	$28,620

Investing activities:
Additions to property and equipment	(9,757)	—	—	(9,757)
Acquisition of trademark	(3,250)	—	—	(3,250)

Net cash used in investing activities	(13,007)	—	—	(13,007)

Financing activities:
Payments on short-term debt	(5,632)	—	—	(5,632)
Payments on long-term debt	(2,371)	—	—	(2,371)
Payments for debt financing	(2,192)	—	—	(2,192)
Proceeds from the exercise of stock options	601	—	—	601
Proceeds from the exercise of stock purchase warrants	1	—	—	1
Repurchase of common stock	(160)	—	—	(160)
Net change in intercompany obligations	(6,439)	6,439	—	—

Net cash used in financing activities	(16,192)	6,439	—	(9,753)
Effect of exchange rate changes on cash and cash equivalents	890	—	—	890
Net increase in cash and cash equivalents	6,745	5	—	6,750
Cash and cash equivalents at beginning of period	15,911	2	—	15,913

Cash and cash equivalents at end of period	$22,656	$7	$—	$22,663

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flow

	For the Year Ended January 31, 2002
	Company	11 3/4% Senior Notes	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$9,310	$(657)	$—	$8,653

Investing activities:
Additions to property and equipment	(9,972)	—	—	(9,972)
Sale of trademark	—	6,529	—	6,529

Net cash used in investing activities	(9,972)	6,529	—	(3,443)

Financing activities:
Payments on short-term debt	(15,245)	—	—	(15,245)
Payments on long-term debt	(1,187)	—	—	(1,187)
Proceeds from the exercise of stock options	2,184	—	—	2,184
Proceeds from the exercise of stock purchase warrants	8,288	—	—	8,288
Repurchase of common stock	(401)	—	—	(401)
Net change in intercompany obligations	5,870	(5,870)	—	—

Net cash used in financing activities	(491)	(5,870)	—	(6,361)
Effect of exchange rate changes on cash and cash equivalents	(631)	—	—	(631)
Net increase in cash and cash equivalents	(1,784)	2	—	(1,782)
Cash and cash equivalents at beginning of period	17,695	—	—	17,695

Cash and cash equivalents at end of period	$15,911	$2	$—	$15,913

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Geographic Information

The Company manages its business on the basis of one reportable operating segment. During the year ended January 31, 2004, the Company sold its products in approximately 90 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland and through third party distributors. The Company’s international operations are subject to volatility because of foreign currency exchange rate changes, inflation and changes in political and economic conditions in the countries in which it operates. The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 1.

	Years Ended January 31,
	2004	2003	2002
(Amounts in thousands)
Net sales:
United States	$548,430	$509,467	$465,430
International	265,995	242,574	202,667

Total	$814,425	$752,041	$668,097

Long-lived assets:
United States(1)	$220,731	$248,505	$258,997
International(2)	25,858	11,821	9,057

Total	$246,589	$260,326	$268,054

Classes of similar products (net sales):
Fragrance	$622,447	$579,076	$505,316
Skin care	122,374	110,766	104,332
Cosmetics	69,604	62,199	58,449

Total	$814,425	$752,041	$668,097

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of period covered by this annual report (the “Evaluation Date”). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the fiscal year covered by this annual report that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be held on June 22, 2004 (the “Proxy Statement”) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference, provided that the Compensation Committee Report and Performance Graph, which will be contained in the Proxy Statement, shall not be deemed to be incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements—The consolidated financial statements and Report of Independent Auditors are listed in the “Index to Financial Statements and Schedules” on page 31 and included on pages 32 through 70.

2.	Financial Statement Schedules—All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits including those incorporated by reference.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated January 24, 2001 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.3 filed as part of the Company’s Form 10-Q for the quarter ended October 31, 2000 (Commission File No. 1-6370)).

4.1	Indenture dated as of January 23, 2001, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Zug) GmbH, as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

4.2	Supplemental Indenture dated as of January 8, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Zug) GmbH, as guarantors, and HSBC Bank USA, as trustee.

4.3	Indenture dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee.

4.4	Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

4.5	First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto.

4.6	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

10.1	Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company’s Form 10-Q for the quarter ended July 26, 2003 (Commission File No. 1-6370)).

Exhibit Number	Description

10.2	Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.3	Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company’s Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

10.4	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.5	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.

The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b) Reports on Form 8-K.

1.	On November 5, 2003 we filed a current report on Form 8-K dated November 3, 2003, which furnished, under Item 9, the press release announcing the consolidation of our U.S. warehouse operations into a single U.S. distribution facility in Roanoke, Virginia.

2.	On December 5, 2003 we filed a current report on Form 8-K dated December 5, 2003, which furnished, under Item 9, the press release announcing the financial results for our third quarter ended October 25, 2003, and provided net sales and diluted earnings per share guidance for the remainder of fiscal 2004.

3.	On December 16, 2003 we filed a current report on Form 8-K dated December 15, 2003, which furnished, under Item 9, the press release announcing the Board of Directors approval of the adoption of trading plans in accordance with Rule 10b5-1 or the Securities Exchange Act applicable for all senior executives and directors and the establishment of such plans by two of our executive officers.

4.	On December 24, 2003 we filed a current report on Form 8-K dated December 24, 2003, which reported, under Item 9, the press release announcing: (1) our cash tender offer and consent solicitation for any or all of our $104,000,000 outstanding principal amount of our 11 3/4% Senior Secured Notes due 2011 and (ii) our call for redemption of our $20,000,000 aggregate principal amount of our 10 3/8% Senior Notes due 2007.

5.	On January 6, 2004 we filed a current report on Form 8-K dated January 6, 2004, which reported, under Item 9, the press release announcing our plans to offer $150,000,000 of Senior Subordinated Notes due 2014, the proceeds of which would be used to redeem the 11 3/4% Senior Secured Notes due 2011 and a portion of the 10 3/8% Senior Notes due 2007.

6.	On January 9, 2004 we filed a current report on Form 8-K dated January 9, 2004, which reported, under Item 9, the press releases announcing: (1) the Company’s receipt of tenders for our 11 3/4% Senior Secured Notes due 2011 and consents to amend the indenture relating to these notes and (2) the pricing of a private placement of $225 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2014.

7.	On January 14, 2004 we filed a current report on Form 8-K dated January 13, 2004, which reported, under Item 9, the press releases announcing: (1) the closing of a private placement of $225 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2014 and (2) a call for redemption of $84,285,000 aggregate principal amount of our 10 3/8% Senior Notes due 2007.

8.	On January 26, 2004 we filed a current report on Form 8-K dated January 22, 2004, which reported, under Item 9, the press release announcing the extension of the expiration date of our tender offer for our 11 3/4% Senior Secured Notes due 2011.

(c) Exhibits to Form 10-K.

See Item 15(a)3.

(d) Financial Statement Schedules.

See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of April 2004.

ELIZABETH ARDEN, INC.

By:	/s/ E. SCOTT BEATTIE
E. Scott Beattie Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. SCOTT BEATTIE E. Scott Beattie	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2004

/s/ STEPHEN J. SMITH Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2004

/s/ FRED BERENS Fred Berens	Director	April 8, 2004

/s/ GEORGE DOOLEY George Dooley	Director	April 8, 2004

/s/ WILLIAM M. TATHAM William M. Tatham	Director	April 8, 2004

/s/ RICHARD C.W. MAURAN Richard C.W. Mauran	Director	April 8, 2004

/s/ J.W. NEVIL THOMAS J.W. Nevil Thomas	Director	April 8, 2004

Exhibit Index

Exhibit Number	Exhibit Description

4.2	Supplemental Indenture dated as of January 8, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Zug) GmbH, as guarantors, and HSBC Bank USA, as trustee.

4.3	Indenture dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee.

4.5	First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.