Form 10-Q
period 2004-05-01
ELIZABETH ARDEN INC
filed 2004-06-04
CIK 95052

Securities and Exchange Commission
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 1, 2004

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                  Commission file number 1-6370


                      ELIZABETH ARDEN, INC.
      (Exact name of registrant as specified in its charter)

                  Florida                                    59-0914138
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                  Identification No.)

14100 N.W. 60th Avenue, Miami Lakes, Florida                    33014
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
                      Class                          June 2, 2004
           ----------------------------            -----------------
           Common Stock, $.01 par value            26,124,263 shares

                      ELIZABETH ARDEN, INC.

                        INDEX TO FORM 10-Q

PART I   FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets -- May 1, 2004 (unaudited)
         and January 31, 2004. . . . . . . . . . . . . . . . . . .     3

         Unaudited Consolidated Statements of Operations --
         Three months ended May 1, 2004 and April 26, 2003 . . . .     4

         Unaudited Consolidated Statement of Shareholders' Equity --
         Three months ended May 1, 2004. . . . . . . . . . . . . .     5

         Unaudited Consolidated Statements of Cash Flow --
         Three months ended May 1, 2004 and April 26, 2003 . . . .     6

         Notes to Unaudited Consolidated Financial Statements. . .     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . .    22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   29

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . .    29


PART II  OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities. . . . . . . . . . . . . . . . . . .    31

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    32

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .    35

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands)
                                                           As of
                                                 ---------------------------
                                                    May 1,       January 31,
                                                     2004           2004
                                                 -----------     -----------
ASSETS                                           (Unaudited)
Current Assets
  Cash and cash equivalents                      $    19,335     $    89,087
  Accounts receivable, net                           133,153         137,380
  Inventories                                        218,462         193,382
  Deferred income taxes                               16,633          16,508
  Prepaid expenses and other assets                   20,765          15,133
                                                 -----------     -----------
     Total current assets                            408,348         451,490
                                                 -----------     -----------
Property and equipment, net                           36,826          38,207

Other Assets
  Exclusive brand licenses, trademarks
   and intangibles, net                              192,938         194,811
  Debt financing costs, net                            9,195          10,724
  Other                                                2,943           2,847
                                                 -----------     -----------
     Total other assets                              205,076         208,382
                                                 -----------     -----------
     Total assets                                $   650,250     $   698,079
                                                 ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                $    58,000     $        --
  Accounts payable -- trade                           86,407          84,533
  Other payables and accrued expenses                 45,268          54,827
  Current portion of long-term debt                    6,948          91,287
                                                 -----------     -----------
     Total current liabilities                       196,623         230,647
                                                 -----------     -----------
Long-term debt                                       233,802         233,802
Deferred income taxes and other                       12,057          11,878
                                                 -----------     -----------
     Total long-term liabilities                     245,859         245,680
                                                 -----------     -----------
     Total liabilities                               442,482         476,327
                                                 -----------     -----------

Commitments and contingencies (See Note 8)

Convertible, redeemable preferred stock,
 Series D, $.01 par value (liquidation
 preference of $19,230 and $27,235,
 respectively); 1,000,000 shares authorized;
 160,248 and 226,955 shares issued and
 outstanding, respectively                             8,469          10,793
                                                 -----------     -----------
Shareholders' Equity
 Common stock, $.01 par value, 50,000,000
  shares authorized; 26,056,412 and
  24,983,094 shares issued and outstanding,
  respectively                                           260             250
 Additional paid-in capital                          201,097         185,874
 Retained earnings                                     6,413          29,638
 Treasury stock (146,177 and 123,579 shares
  at cost, respectively)                              (1,523)         (1,288)
 Accumulated other comprehensive income                2,402           2,214
 Unearned deferred compensation                       (9,350)         (5,729)
                                                 -----------     -----------
      Total shareholders' equity                     199,299         210,959
                                                 -----------     -----------
      Total liabilities and
       shareholders' equity                      $   650,250     $   698,079
                                                 ===========     ===========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              - 3 -

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          (Dollars in thousands, except per share data)
                                                      Three Months Ended
                                                   ------------------------
                                                     May 1,       April 26,
                                                      2004          2003
                                                   -----------   ----------
Net sales                                          $   140,780   $  134,754
Cost of sales (excludes depreciation of
 $564 and $785, respectively, included below)           83,926       86,022
                                                   -----------   ----------
Gross profit                                            56,854       48,732
Operating expenses:
  Selling, general and administrative                   66,374       55,609
  Depreciation and amortization                          5,029        5,129
                                                   -----------   ----------
     Total operating expenses                           71,403       60,738
                                                   -----------   ----------
Loss from operations                                   (14,549)     (12,006)
                                                   -----------   ----------
Other income (expense):
  Interest expense, net                                 (5,989)     (10,134)
  Debt extinguishment (charges) gain                    (3,874)         123
  Other                                                    (12)          29
                                                   -----------   ----------
     Other expense, net                                 (9,875)      (9,982)
Loss before income taxes                               (24,424)     (21,988)
Benefit from income taxes                               (7,828)      (6,313)
                                                   -----------   ----------
Net loss                                               (16,596)     (15,675)
Accretion and dividend on preferred stock                  620          976
Accelerated accretion on converted preferred stock       6,009           --
                                                   -----------   ----------
Net loss attributable to common shareholders       $   (23,225)  $  (16,651)
                                                   ===========   ==========
Loss per common share (See Note 2):

  Basic                                            $     (0.95)  $    (0.93)
                                                   ===========   ==========
  Diluted                                          $     (0.95)  $    (0.93)
                                                   ===========   ==========

Weighted average number of common shares:
  Basic                                             24,334,990   17,888,716
                                                   ===========   ==========
  Diluted                                           24,334,990   17,888,716
                                                   ===========   ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              - 4 -

                  ELIZABETH ARDEN, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Amounts in thousands)
                                                                             Accumulated
                       Common Stock    Additional                               Other
                      --------------    Paid-In     Retained     Treasury   Comprehensive
                      Shares  Amount    Capital     Earnings     Stock         Income
                      -------------------------------------------------------------------
Balance at
 January 31, 2004     24,983   $250     $185,874    $ 29,638     $(1,288)     $ 2,214

Issuance of common
 stock upon exercise
 of stock options        169      2        1,896          --          --           --

Adjustments to
 common stock direct
 offering costs           --     --          (61)         --          --           --

Accretion and
 dividend on Series
 D preferred stock        --     --           --        (620)         --           --

Conversion of Series
 D preferred stock
 and accelerated
 accretion               695      7        8,946      (6,009)         --           --

Issuance of
 restricted stock,
 net of forfeitures      209      2        4,876          --        (235)          --

Repurchase of
 common stock             --     (1)        (434)         --          --           --

Amortization of
 unearned deferred
 compensation,
 net of forfeitures       --     --           --          --          --           --

Comprehensive loss:
 Net loss                 --     --           --     (16,596)         --           --
 Foreign currency
  translation             --     --           --          --          --         (254)
 Unrealized cash
  flow hedging gain,
  net of tax              --     --           --          --          --          442
                      -------------------------------------------------------------------
Total comprehensive
 loss                     --     --           --     (16,596)         --          188
                      -------------------------------------------------------------------
Balance at
 May 1, 2004          26,056   $260     $201,097    $  6,413     $(1,523)     $ 2,402
                      ===================================================================

RESTUBBED TABLE
CONTINUED FROM ABOVE

                                             Total
                               Unearned      Share-
                               Deferred      holders'
                             Compensation    Equity
                             ------------------------
Balance at January 31, 2004    $(5,729)      $210,959

Issuance of common stock
 upon exercise of stock
 options                            --          1,898

Adjustments to common stock
 direct offering costs              --            (61)

Accretion and
 dividend on Series
 D preferred stock                  --           (620)

Conversion of Series
 D preferred stock
 and accelerated
 accretion                          --          2,944

Issuance of
 restricted stock,
 net of forfeitures             (4,715)           (72)

Repurchase of
 common stock                       --           (435)

Amortization of
 unearned deferred
 compensation,
 net of forfeitures              1,094          1,094

Comprehensive loss:
 Net loss                           --        (16,596)
 Foreign currency translation       --           (254)
 Unrealized cash flow
  hedging gain, net of tax          --            442
                             ------------------------
Total comprehensive loss            --        (16,408)
                             ------------------------
Balance at May 1, 2004         $(9,350)      $199,299
                             ========================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                   - 5 -

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)
                      (Dollars in thousands)
                                                        Three Months Ended
                                                     ------------------------
                                                       May 1,       April 26,
                                                        2004          2003
                                                     -----------   ----------
Operating Activities:
  Net loss                                            $ (16,596)   $ (15,675)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         5,029        5,129
    Amortization of senior note offering costs
     and note premium                                       615          772
    Amortization of unearned deferred compensation        1,094          532
    Debt extinguishment charges                           3,874           --
    Deferred tax benefit                                   (125)          --
  Changes in assets and liabilities
    Decrease (increase) in accounts receivable            4,227       (8,632)
    Increase in inventories                             (25,080)     (14,577)
    Increase in prepaid expenses and other assets        (5,957)      (3,877)
    Increase (decrease) in accounts payable               1,874       (3,876)
    Decrease in other payables and accrued expenses      (9,513)      (7,043)
    Other                                                   486          700
                                                     -----------   ----------
       Net cash used in operating activities            (40,072)     (46,547)
                                                     -----------   ----------
Investing Activities:
  Additions to property and equipment                    (1,588)      (1,501)
                                                     -----------   ----------
       Net cash used in investing activities             (1,588)      (1,501)
                                                     -----------   ----------
Financing Activities:
  Proceeds from short-term debt                          58,000       57,436
  Payments on long-term debt                            (87,257)     (10,861)
  Proceeds from the exercise of stock options             1,898            4
  Repurchase of common stock                               (435)          --
                                                     -----------   ----------
       Net cash (used in) provided by
        investing activities                            (27,794)      46,579
                                                     -----------   ----------
Effect of exchange rate changes on cash and
 cash equivalents                                          (298)        (261)

Net decrease in cash and cash equivalents               (69,752)      (1,730)
Cash and cash equivalents at beginning of period         89,087       22,663
                                                     -----------   ----------
Cash and cash equivalents at end of period            $  19,335    $  20,933
                                                     ===========   ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                     $   3,416    $  10,375
                                                     ===========   ==========
  Income taxes paid during the period                 $      30    $       8
                                                     ===========   ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.


              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND BASIS OF PRESENTATION

      Elizabeth Arden, Inc. (the "Company") is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products to retailers in the United States and approximately 90 countries internationally.

      The unaudited consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004, filed with the Commission.

      The consolidated balance sheet of the Company as of January 31, 2004 is derived from the audited financial statements included in the Company's Annual
Report on Form 10-K for the year ended January 31, 2004. The other consolidated financial statements are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

NOTE 2.   LOSS PER SHARE

      Basic loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options, warrants and convertible securities. In addition, for the diluted income per share calculation, the imputed preferred dividend and accretion is added back to net income. Diluted loss per share equals basic loss per share for the three months ended May 1, 2004 and April 26, 2003 as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

      The following table represents the computation of loss per share
(amounts in thousands except per share data):


                                                       Three Months Ended
                                                     ----------------------
                                                      May 1,      April 26,
                                                       2004         2003
                                                     ---------    ---------
Basic
  Net loss attributable to common shareholders       $ (23,225)   $ (16,651)
                                                     =========    =========
  Weighted average shares outstanding                   24,335       17,889
                                                     =========    =========
     Net loss per basic share                        $   (0.95)   $   (0.93)
                                                     =========    =========
Diluted
  Net loss attributable to common shareholders       $ (23,225)   $ (16,651)
  Accretion and dividend on Series D
   Convertible Preferred Stock not converted
   during the period                                        --           --
                                                     ---------    ---------
     Net loss as adjusted                            $ (23,225)   $ (16,651)
                                                     =========    =========
  Weighted average basic shares outstanding             24,335       17,889
  Potential common shares-treasury method                   --           --
  Assumed conversion of Series D Convertible
   Preferred Stock                                          --           --
  Dividend shares on Series D Convertible
   Preferred Stock                                          --           --
                                                     ---------    ---------
  Weighted average shares and potential
   dilutive shares                                      24,335       17,889
                                                     =========    =========
     Net loss per diluted share                      $   (0.95)   $   (0.93)
                                                     =========    =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      For the three months ended May 1, 2004, the calculation of diluted earnings per share excludes the following: (a) 2.46 million potential common shares under the treasury method; (b) 1.34 million shares of Common Stock assumed to be received upon conversion of the Company's Series D Convertible Preferred Stock, $.01 par value ("Series D Convertible Preferred Stock"), as of the beginning of the fiscal year; (c) 21,457 shares of Series D Convertible Preferred Stock that were received as a dividend and are convertible into 214,570 shares of Common Stock in the denominator; and (d) an add-back of $620,000 to net loss attributable to common shareholders related to non-accelerated accretion and dividends on the Series D Convertible Preferred Stock and $6.0 million for the accelerated accretion charge associated with the conversion of certain shares of Series D Convertible Preferred Stock in April 2004, as such deductions and add-backs would have had an anti-dilutive effect on the calculation of diluted earnings per share. See Note 9.

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three months ended May 1, 2004 and three months ended April 26, 2003 where the option exercise price was greater than the average market price of the common shares over the applicable period:

                                              Three Months Ended
                                       ---------------------------------
                                            May 1,          April 26,
                                             2004              2003
                                       ---------------   ---------------
             Number of shares              372,725          2,748,750
             Range of exercise price   $20.64 - $21.60   $10.88 - $20.64

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

      At May 1, 2004, the Company had three stock incentive plans. The Company accounts for those plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation costs are required to be recognized for the periods presented. No employee stock-option compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss attributable to common shareholders and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-option compensation.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)      Three Months Ended
                                               -------------------------
                                                  May 1,      April 26,
                                                   2004         2003
                                               -----------   -----------
     Net loss attributable to common
      shareholders, as reported                $   (23,225)  $   (16,651)
     Add: Restricted Stock-based employee
      compensation cost, net of tax,
      currently included in net loss                   744           379
     Less: Stock-based employee compensation
      expense, net of tax, determined under
      fair value-based method                          805         1,181
                                               -----------   -----------
     Pro forma net loss attributable to
      common shareholders                      $   (23,286)  $   (17,453)
                                               -----------   -----------
     Loss per common share
       Basic
         As reported                           $     (0.95)  $     (0.93)
         Pro forma                             $     (0.96)  $     (0.98)

     Diluted
         As reported                           $     (0.95)  $     (0.93)
         Pro Forma                             $     (0.96)  $     (0.98)

NOTE 4.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that will be adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The effect of the adoption of FIN 46 and FIN 46R was immaterial to the Company's consolidated financial statements.

NOTE 5.   INVENTORIES

      The components of inventory were as follows:

            (Dollars in thousands)           May 1,       January 31,
                                              2003           2004
                                           ----------     -----------
            Raw materials                  $   42,788     $    35,268
            Work in progress                   21,642          19,916
            Finished goods                    154,032         138,198
                                           ----------     -----------
                                           $  218,462     $   193,382
                                           ==========     ===========

NOTE 6.   SHORT-TERM DEBT

      The Company has a revolving credit facility with a syndicate of banks, for which JP Morgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit (the "Credit Facility"). The Credit Facility matures in January 2006 and is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% from November 16 through May 15) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company's remaining 11 3/4% Senior Secured Notes due 2011("11 3/4% Senior Notes") and rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Credit Facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $50 million. No financial maintenance covenant was applicable for the fiscal quarter ending May 1, 2004. The Credit Facility prohibits the payment of dividends on the Company's Common Stock and other distributions to common shareholders and restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amount of indebtedness), except that at May 1, 2004, the Company is permitted to repurchase up to $1.7 million of Common Stock.

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The Company entered into an amendment to the Credit Facility effective February 25, 2004 to reduce the interest rates charged on LIBOR loans and base rate loans. The amendment changed the reference ratio for determining the Applicable Margin from a consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio to a fixed charge coverage ratio. As a result of the amendment, the Applicable Margin was decreased to a range of 2.00% to 2.75% from a range of 2.25% to 3.00% for LIBOR loans and to a range of 0.25% to 1.00% from a range of 0.5% to 1.25% for prime rate borrowings. As of May 1, 2004, the Applicable Margin was 2.25% for LIBOR loans and 0.50% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year. The Company entered into an amendment to the Credit Facility effective June 2, 2004 to adjust certain covenants for the Company's change in fiscal year end. See Note 13.

      As of May 1, 2004, the Company had $58 million in outstanding borrowings under the Credit Facility, $0.1 million in outstanding letters of credit and $0.1 million in accrued interest, as compared with no borrowings outstanding and letters of credit of $0.1 million outstanding as of January 31, 2004. As of May 1, 2004, the remaining availability under the Credit Facility, based upon eligible receivables and inventories, was approximately $77.4 million. The Company used a portion of the proceeds from the sale of its 7 3/4% Senior Subordinated Notes due 2014 completed on January 13, 2004 to temporarily pay down borrowings under the Credit Facility and then called for redemption of its remaining 10 3/8% Senior Notes due 2007 ("10 3/8% Senior Notes"), which were redeemed on February 12, 2004. See Note 7.

NOTE 7.   LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

Dollars in thousands)                             May 1,       January 31,
           Description                             2003           2004
--------------------------------------------    ----------     -----------
11 3/4% Senior Secured Notes due May 2011       $    8,802     $     8,802
10 3/8% Senior Notes due May 2007                       --          84,285
7 3/4% Senior Subordinated Notes due
 January 2014                                      225,000         225,000
8.5% Subordinated Debenture due May 2004             2,167           2,167
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                       4,781           4,835
                                                ----------     -----------
Total                                              240,750         325,089
Less: Current portion of long-term debt              6,948          91,287
                                                ----------     -----------
Long-term debt, net                             $  233,802     $   233,802
                                                ==========     ===========

      Senior Subordinated Notes. On January 13, 2004, the Company completed the sale of $225 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. The 7 3/4% Senior Subordinated Notes are guaranteed by the Company's U.S. subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. The net proceeds of approximately $219.4 million were used to redeem $95.2 million principal amount of its outstanding 11 3/4% Senior Notes and $104.3 million principal amount of its 10 3/8% Senior Notes, of which $20.0 million principal amount were redeemed in January 2004 and $84.3 million principal amount were redeemed in February 2004. As a result of the redemption of the $84.3 million aggregate principal amount of 10 3/8% Senior Notes, the Company incurred during the three months ended May 1, 2004, a charge of approximately $3.9 million, comprised of the call premium of $2.9 million and approximately $1.0 million for the non-cash write-off of unamortized debt issue costs. Pending the closing of

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the redemption of the $84.3 million 10 3/8% Senior Notes, the Company used the proceeds received from the sale of its 7 3/4% Senior Subordinated Notes to temporarily pay down borrowings under the Credit Facility and to invest in short-term securities.

      In May 2004, the Company redeemed the $2.2 million in remaining principal amount of 8.5% Subordinated Debenture due 2004 plus accrued interest with borrowings from the Credit Facility. There was no gain or loss on this transaction.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

      Consolidation of Distribution Facilities. In November 2003, the Company announced that it would consolidate its U.S. distribution operations into a single distribution facility in Roanoke, Virginia by March 2004. The Roanoke facility was expanded in 2003 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. The Company ceased conducting distribution activities from the Miami Lakes facility at the end of January 2004 and is planning to sell the facility. The Company will continue to use the corporate offices located in the Miami Lakes facility until the facility is sold and then it will move its corporate offices to another location in the area. In connection with the consolidation, the U.S. workforce was reduced by approximately 10%. The consolidation was substantially completed in March 2004. The Company incurred and expensed approximately $1.1 million of restructuring costs during the three months ended May 1, 2004, including severance pay, outplacement services, and employee benefit costs for severed employees and expects to incur another $0.4 million of restructuring costs when the Miami Lakes facility is sold.

      The Company has commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $33.5 million during the fiscal years ended January 31, 2005 through 2009.

      In February 2004, the Company entered into an interest rate swap agreement that swaps $50.0 million of the outstanding 7 3/4% Senior Subordinated Notes to a floating interest rate based on LIBOR. The swap agreement matures in February 2014. The Company can terminate the swap agreement at its option at any time and the counter party can call the swap agreement any time after January 2009. The Company has designated the swap agreement as a fair value hedge.

      In March 2004, the Company entered into foreign currency option contracts for 9.6 million Euros and 5.6 million British pounds to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each foreign currency option contract as cash flow hedge. The unrealized gain at May 1, 2004 associated with these contracts is included in accumulated other comprehensive loss.

      In December 2000, the Company was named in a lawsuit by a Canadian customer of Unilever who alleges that Unilever breached obligations owed to the plaintiff and that the Company interfered with the contractual relationship. The plaintiff currently seeks compensatory damages of Canadian $55 million (approximately US$40.1 million at May 1, 2004), against each of Unilever and the Company plus punitive damages of Canadian $35 million (approximately US$25.5 million at May 1, 2004). Management believes that the Company would be entitled to indemnification from Unilever under its agreement to acquire the Elizabeth Arden business to the extent the Company incurs losses as a result of actions by Unilever. Management believes the claims as to the Company lack merit, and the Company is vigorously contesting the matter.

      The Company is also a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

NOTE 9.   CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

      Conversion of Preferred Stock.    On April 26, 2004, an affiliate of
Unilever converted 69,542 shares of Series D Convertible Preferred Stock, (representing approximately $8.3 million of aggregate liquidation preference) into 695,420 shares of Common Stock. The accretion of the Series D Convertible Preferred

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock converted was accelerated, resulting in a non-cash charge in the amount of $6.0 million to net loss attributable to common shareholders on the Company's unaudited consolidated statements of operations for the three months ended May 1, 2004.

      Convertible Preferred Stock.    At May 1, 2004 and January 31, 2004, the
Company had outstanding 160,249 and 226,955 shares, respectively, $120 per share liquidation preference, of Series D Convertible Preferred Stock, that was issued to an affiliate of Unilever in connection with the January 2001 acquisition of the Elizabeth Arden business. Each share of Series D Convertible Preferred Stock is convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions. The initial conversion price for the Series D Convertible Preferred Stock of $12 per share is subject to customary anti-dilution adjustments until January 23, 2007 in the event the Company issues Common Stock for consideration per share less than the then current market price of the Common Stock (other than in a bona fide underwritten offering, in connection with a debt financing and in other instances specified in the Company's Amended and Restated Articles of Incorporation (the "Articles")). The initial conversion price for the Series D Convertible Preferred Stock will also be subject to anti-dilution adjustments until January 23, 2013 if the Company declares a dividend in shares of Common Stock or reclassifies or combines the outstanding Common Stock into a greater or lesser number of shares. The initial conversion price for the Series D Convertible Preferred Stock is subject to reduction until January 23, 2013 if the Company repurchases Common Stock during such time in accordance with a formula set forth in the Articles. In addition, in the event that prior to January 23, 2013, the Company effects a reorganization of its capital stock, consolidates or merges with another corporation or sells substantially all of the Company's assets to another corporation such that the Company's common stockholders receive stock, securities or assets of another corporation in exchange for Common Stock, then the Company must make adequate provision so that each holder of Series D Convertible Preferred Stock has the right to receive such stock, securities or assets as may be issued with respect to, or in exchange for, the outstanding shares of Common Stock which would be received upon conversion of the Series D Convertible Preferred Stock had such reorganization, consolidation, merger or sale not occurred. The holder of the Series D Convertible Preferred Stock became entitled to convert all of its shares after January 23, 2004.

      In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and will be payable quarterly, at the Company's option, in cash or in additional shares of Series D Convertible Preferred Stock, subject to restrictions on the payment of dividends under the Credit Facility and the indentures governing the Company's senior notes. On March 15, 2004 and June 1, 2004, the Company issued to an affiliate of Unilever 2,836 shares and 2,003 shares, respectively, of Series D Convertible Preferred Stock as payment of quarterly dividends. The Company is required to redeem the Series D Convertible Preferred Stock on January 23, 2013 at the aggregate liquidation value of all of the then outstanding shares plus accrued and unpaid dividends. In addition, the Company may redeem all or part of the Series D Convertible Preferred Stock plus accrued and unpaid dividends at any time after February 2, 2002, subject to the waiver of certain restrictions under its Credit Facility and compliance with certain limitations under the Indentures, at a redemption price of $25.00 multiplied by the number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock can be converted plus accrued and unpaid dividends.

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

                                   Three Months Ended
                                  ---------------------
                                  May 1,      April 26,
                                   2004         2003
                                  ------      ---------
(Dollars in thousands)
Aggregate accretion (excluding
 the accelerated accretion on
 the converted preferred stock)   $   327       $   455

Dividends                             293           521
                                  -------       -------
   Total                          $   620       $   976
                                  =======       =======

      At May 1, 2004, the fair value of the Common Stock underlying the convertible preferred stock was approximately $35 million.

PERFORMANCE-ACCELERATED AND OTHER RESTRICTED COMMON STOCK

      Stock Options and Restricted Stock Granted.    On March 10, 2004, the
Company authorized the grant of stock options to 117 managerial employees for approximately 364,000 shares of Common Stock. The stock options are due to vest over three years in thirds each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $21.60 per share, which was the closing price of the Common Stock on the date of grant. The options expire ten years from the date of grant.

      Also, on March 10, 2004, the Company authorized the grant of performance-based restricted stock to 107 managerial employees for approximately 192,000 shares of Common Stock. The performance-based restricted stock will vest as to one third of the stock granted on each of the first, second and third anniversaries of the date of grant, but only if the person receiving the grant is employed by the Company at the time of vesting and the Company achieves a cumulative annualized increase in earnings per share of 10%, excluding any one-time or extraordinary events (as determined by the compensation committee), and after giving effect to any stock splits or other recapitalizations. The restricted stock was recorded as unearned deferred compensation in shareholders' equity for the three months ended May 1, 2004 in the amount of approximately $4.1 million and is being amortized over the three-year vesting period. The vesting dates are subject to deferral if the Company's fiscal year is less than 12 months long.

     On February 13, 2004, the Company authorized the grant of an aggregate of 40,578 shares of restricted stock to 189 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $734,000 and amortized over the one-year vesting period.

      During the three months ended May 1, 2004, the Company repurchased 20,226 shares of Common Stock at the $21.50 closing price as a result of the vesting of restricted stock of employees that elected to sell shares to the Company to cover personal income tax withholding obligations. The repurchase of these shares is permitted for those purposes under the Company's 2000 Stock Incentive Plan.

NOTE 10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements as of May 1, 2004 and for the three months then ended, and as of January 31, 2004, show the consolidated financial statements of the Company, and, in separate financial statements: (i) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued in January 2001 to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business and (ii) and the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus in each case elimination adjustments and the consolidated total. The following condensed financial statements at April 26, 2003 and for the three months then ended, show the consolidated financial statements of the Company and the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All information presented is in thousands.

Balance Sheet                                        As of May 1, 2004
                                ------------------------------------------------------------
                                               7 3/4% Senior
                                               Subordinated
                                Company            Notes         Eliminations       Total
                                ------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents      $  19,299        $      36       $      --        $  19,335
 Accounts receivable, net         133,153               --              --          133,153
 Inventories                      218,462               --              --          218,462
 Intercompany receivable          112,055          394,222        (506,277)              --
 Deferred income taxes             16,621               --              --           16,621
 Prepaid expenses and other
  assets                           20,719               58              --           20,777
                                ---------        ---------       ---------        ---------
    Total current assets          520,309          394,316        (506,277)         408,348
                                ---------        ---------       ---------        ---------
Property and equipment, net        26,826               --              --           36,826
                                ---------        ---------       ---------        ---------

Other assets:
 Investment in guarantors         267,382               --        (267,382)               --
 Exclusive brand licenses,
  trademarks and intangibles,
  net                              30,834          162,104              --          192,938
 Other assets                       7,004            5,134              --           12,138
                                ---------        ---------       ---------        ---------
    Total other assets            305,220          167,238        (267,382)         205,076
                                ---------        ---------       ---------        ---------
    Total assets                $ 862,355        $ 561,554       $(773,659)       $ 650,250
                                =========        =========       =========        =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
 Short-term debt                $  58,000        $      --       $      --        $  58,000
 Accounts payable - trade          86,407               --              --           86,407
 Intercompany payables            213,111          293,175        (506,286)              --
 Other payables and accrued
  expenses                         44,262              997               9           45,268
 Current portion of long-term
  debt                              6,948               --              --            6,948
                                ---------        ---------       ---------        ---------
     Total current liabilities    408,728          294,172        (506,277)         196,623

Long-term debt                    233,802               --              --          233,802
Deferred income taxes and other    12,057               --              --           12,057
                                ---------        ---------       ---------        ---------
     Total liabilities            654,587          294,172        (506,277)         442,482

Convertible, redeemable
 preferred stock                    8,469               --              --            8,469
                                ---------        ---------       ---------        ---------

Shareholders' equity
 Common stock                         260               --              --              260
 Additional paid-in capital       201,067          265,163        (265,133)         201,097
 Retained earnings                  6,443            2,219          (2,249)           6,413
 Treasury stock                    (1,523)              --              --           (1,523)
 Accumulated other
  comprehensive income              2,402               --              --            2,402
 Unearned deferred compensation    (9,350)              --              --           (9,350)
                                ---------        ---------       ---------        ---------
      Shareholders' equity        199,299          267,382        (267,382)         199,299
                                ---------        ---------       ---------        ---------
      Total liabilities and
       shareholders' equity     $ 862,355        $ 561,554       $(773,659)       $ 650,250
                                =========        =========       =========        =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                        As of May 1, 2004
                                ------------------------------------------------------------
                                                 11 3/4%
                                                 Senior
                                Company          Notes         Eliminations       Total
                                ------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents      $  19,305        $      30       $      --        $  19,335
 Accounts receivable, net         133,153               --              --          133,153
 Inventories                      218,462               --              --          218,462
 Intercompany receivable          400,565          105,712        (506,277)              --
 Deferred income taxes             16,621               --              --           16,621
 Prepaid expenses and other
  assets                           20,702               75              --           20,777
                                ---------        ---------       ---------        ---------
    Total current assets          808,808          105,817        (506,277)         408,348
                                ---------        ---------       ---------        ---------
Property and equipment, net        36,826               --              --           36,826
                                ---------        ---------       ---------        ---------

Other assets:
 Investment in guarantors         (22,866)              --          22,866                --
 Exclusive brand licenses,
  trademarks and intangibles,
  net                              25,378          167,560              --          192,938
 Other assets                       7,004            5,134              --           12,138
                                ---------        ---------       ---------        ---------
    Total other assets              9,516          172,694          22,866          205,076
                                ---------        ---------       ---------        ---------
    Total assets                $ 855,150        $ 278,511       $(483,411)       $ 650,250
                                =========        =========       =========        =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
 Short-term debt                $  58,000        $      --       $      --        $  58,000
 Accounts payable - trade          86,407               --              --           86,407
 Intercompany payables            205,836          300,450        (506,286)              --
 Other payables and accrued
  expenses                         44,334              925               9           45,268
 Current portion of long-term
  debt                              6,948               --              --            6,948
                                ---------        ---------       ---------        ---------
     Total current liabilities    401,525          301,375        (506,277)         196,623

Long-term debt                    233,802               --              --          233,802
Deferred income taxes and other    12,055                2              --           12,057
                                ---------        ---------       ---------        ---------
     Total liabilities            647,382          301,377        (506,277)         442,482

Convertible, redeemable
 preferred stock                    9,077               --              --            9,077
                                ---------        ---------       ---------        ---------


Shareholders' equity
 Common stock                         260               --              --              260
 Additional paid-in capital       200,446               43              --          200,489
 Retained earnings                  6,465          (22,918)         22,866            6,413
 Treasury stock                    (1,523)              --              --           (1,523)
 Accumulated other
  comprehensive income              2,393                9              --            2,402
 Unearned deferred compensation    (9,350)              --              --           (9,350)
                                ---------        ---------       ---------        ---------
      Shareholders' equity        198,691          (22,866)         22,866          198,691
                                ---------        ---------       ---------        ---------
      Total liabilities and
       shareholders' equity     $ 855,150        $ 278,511       $(483,411)       $ 650,250
                                =========        =========       =========        =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                        As of January 31, 2004
                                ------------------------------------------------------------
                                               7 3/4% Senior
                                               Subordinated
                                Company            Notes         Eliminations       Total
                                ------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents      $  89,030        $      57       $      --        $  89,087
 Accounts receivable, net         137,380               --              --          137,380
 Inventories                      193,382               --              --          193,382
 Intercompany receivable          106,364          385,666        (492,030)              --
 Deferred income taxes             16,508               --              --           16,508
 Prepaid expenses and other
  assets                           15,133               --              --           15,133
                                ---------        ---------       ---------        ---------
    Total current assets          557,797          385,723        (492,030)         451,490
                                ---------        ---------       ---------        ---------
Property and equipment, net        38,207               --              --           38,207
                                ---------        ---------       ---------        ---------

Other assets:
 Investment in guarantors         264,590               --        (264,590)               --
 Exclusive brand licenses,
  trademarks and intangibles,
  net                              32,251          162,560              --          194,811
 Other assets                       8,437            5,134              --           13,571
                                ---------        ---------       ---------        ---------
    Total other assets            305,278          167,694        (264,590)         208,382
                                ---------        ---------       ---------        ---------
    Total assets                $ 901,282        $ 553,417       $(756,620)       $ 698,079
                                =========        =========       =========        =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
 Accounts payable - trade       $  84,533        $      --       $      --        $  84,533
 Intercompany payables            205,876          286,154        (492,030)              --
 Other payables and accrued
  expenses                         52,154            2,673              --           54,827
 Current portion of long-term
  debt                             91,287               --              --           91,287
                                ---------        ---------       ---------        ---------
     Total current liabilities    433,850          288,827        (492,030)         230,647

Long-term debt                    233,802               --              --          233,802
Deferred income taxes and other    11,878               --              --           11,878
                                ---------        ---------       ---------        ---------
     Total liabilities            679,530          288,827        (492,030)         476,327

Convertible, redeemable
 preferred stock                   10,793               --              --           10,793
                                ---------        ---------       ---------        ---------


Shareholders' equity
 Common stock                         250               --              --              250
 Additional paid-in capital       185,844          265,163        (265,133)         185,874
 Retained earnings                 29,668             (573)            543           29,638
 Treasury stock                    (1,288)              --              --           (1,288)
 Accumulated other
  comprehensive income              2,214               --              --            2,214
 Unearned deferred compensation    (5,729)              --              --           (5,729)
                                ---------        ---------       ---------        ---------
      Shareholders' equity        210,959          264,590        (264,590)         210,959
                                ---------        ---------       ---------        ---------
      Total liabilities and
       shareholders' equity     $ 901,282        $ 553,417       $(756,620)       $ 698,079
                                =========        =========       =========        =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                        As of January 31, 2004
                                ------------------------------------------------------------
                                                 11 3/4%
                                                 Senior
                                Company          Notes         Eliminations       Total
                                ------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents      $  89,029        $      58       $      --        $  89,087
 Accounts receivable, net         137,380               --              --          137,380
 Inventories                      193,382               --              --          193,382
 Intercompany receivable          390,594          101,436        (492,030)              --
 Deferred income taxes             16,508               --              --           16,508
 Prepaid expenses and other
  assets                           15,133               --              --           15,133
                                ---------        ---------       ---------        ---------
    Total current assets          842,026          101,494        (492,030)         451,490
                                ---------        ---------       ---------        ---------
Property and equipment, net        38,207               --              --           38,207
                                ---------        ---------       ---------        ---------

Other assets:
 Investment in guarantors          21,363               --          21,363                --
 Exclusive brand licenses,
  trademarks and intangibles,
  net                              26,794          168,017              --          194,811
 Other assets                       8,436            5,135              --           13,571
                                ---------        ---------       ---------        ---------
    Total other assets             13,867          173,152          21,363          208,382
                                ---------        ---------       ---------        ---------
    Total assets                $ 894,100        $ 274,646       $(470,667)       $ 698,079
                                =========        =========       =========        =========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
 Accounts payable - trade       $  84,533        $      --       $      --        $  84,533
 Intercompany payables            198,474          293,556        (492,030)              --
 Other payables and accrued
  expenses                         52,311            2,516              --           54,827
 Current portion of long-term
  debt                             91,287               --              --           91,287
                                ---------        ---------       ---------        ---------
     Total current liabilities    426,605          296,072        (492,030)         230,647

Long-term debt                    233,802               --              --          233,802
Deferred income taxes and other    11,941              (63)             --           11,878
                                ---------        ---------       ---------        ---------
     Total liabilities            672,348          296,009        (492,030)         476,327

Convertible, redeemable
 preferred stock                   10,793               --              --           10,793
                                ---------        ---------       ---------        ---------


Shareholders' equity
 Common stock                         250               --              --              250
 Additional paid-in capital       185,831               43              --          185,874
 Retained earnings                 29,690          (21,415)         21,363           29,638
 Treasury stock                    (1,288)              --              --           (1,288)
 Accumulated other
  comprehensive income              2,205                9              --            2,214
 Unearned deferred compensation    (5,729)              --              --           (5,729)
                                ---------        ---------       ---------        ---------
      Shareholders' equity        210,959          (21,363)         21,363          210,959
                                ---------        ---------       ---------        ---------
      Total liabilities and
       shareholders' equity     $ 894,100        $ 274,646       $(470,667)       $ 698,079
                                =========        =========       =========        =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations                   For the Three Months Ended May 1, 2004
                                 ----------------------------------------------------------
                                               7 3/4% Senior
                                               Subordinated
                                  Company            Notes       Eliminations       Total
                                 ----------------------------------------------------------
Net sales                         $ 140,780      $  2,961         $ (2,961)       $ 140,780
Cost of sales                        83,926            --               --           83,926
                                  ---------      --------         --------        ---------
Gross profit                         56,854         2,961           (2,961)          56,854
Selling, general and
 administrative expenses             70,014          (679)          (2,961)          66,374
Depreciation and amortization         4,434           595               --            5,029
                                  ---------      --------         --------        ---------
(Loss) income from operations       (17,594)        3,045               --          (14,549)
Other (expense) income:
 Interest expense                    (5,989)           --               --           (5,989)
 Debt extinguishment charges         (3,874)           --               --           (3,874)
 Other                                3,033          (251)          (2,794)             (12)
                                  ---------      --------         --------        ---------
(Loss) income before income taxes   (24,424)        2,794           (2,794)         (24,424)
Benefit from income taxes            (7,828)           --               --           (7,828)
                                  ---------      --------         --------        ---------
Net (loss) income                 $ (16,596)     $  2,794         $ (2,794)       $ (16,596)
                                  =========      ========         ========        =========

Statement of Operations                   For the Three Months Ended May 1, 2004
                                 ----------------------------------------------------------
                                                 11 3/4%
                                                 Senior
                                  Company        Notes            Eliminations       Total
                                 ----------------------------------------------------------
Net sales                         $ 140,780      $  2,961         $ (2,961)       $ 140,780
Cost of sales                        83,926            --               --           83,926
                                  ---------      --------         --------        ---------
Gross profit                         56,854         2,961           (2,961)          56,854
Selling, general and
 administrative expenses             70,028          (693)          (2,961)          66,374
Depreciation and amortization         4,432           597               --            5,029
                                  ---------      --------         --------        ---------
(Loss) income from operations       (17,606)        3,057               --          (14,549)
Other (expense) income:
 Interest expense                    (5,989)           --               --           (5,989)
 Debt extinguishment charges         (3,874)           --               --           (3,874)
 Other                                2,894        (4,409)           1,503              (12)
                                  ---------      --------         --------        ---------
Loss before income taxes            (24,575)       (1,352)           1,503          (24,424)
(Benefit from) provision for
 income taxes                        (7,979)          151               --           (7,828)
                                  ---------      --------         --------        ---------
Net loss                          $ (16,596)     $ (1,503)        $  1,503        $ (16,596)
                                  =========      ========         ========        =========

Statement of Operations                   For the Three Months Ended April 26, 2003
                                 ----------------------------------------------------------
                                                 11 3/4%
                                                 Senior
                                  Company        Notes            Eliminations       Total
                                 -----------------------------------------------------------
Net sales                         $ 134,754      $  2,595         $ (2,595)       $ 134,754
Cost of sales                        86,022            --               --           86,022
                                  ---------      --------         --------        ---------
Gross profit                         48,732         2,595           (2,595)          48,732
Selling, general and
 administrative expenses             58,285           (81)          (2,595)          55,609
Depreciation and amortization         4,586           543               --            5,129
                                  ---------      --------         --------        ---------
(Loss) income from operations       (14,139)        2,133               --          (12,006)
Other (expense) income:
 Interest expense                   (10,134)           --               --          (10,134)
 Debt extinguishment charges            152            --               --              152
 Other                                2,157        (6,107)           3,950               --
                                  ---------      --------         --------        ---------
Loss before income taxes            (21,964)       (3,974)           3,950          (21,988)
Benefit from income taxes            (6,289)          (24)              --           (6,313)
                                  ---------      --------         --------        ---------
Net loss                          $ (15,675)     $ (3,950)        $  3,950        $ (15,675)
                                  =========      ========         ========        =========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flow                     For the Three Months Ended May 1, 2004
                                 ----------------------------------------------------------
                                               7 3/4% Senior
                                               Subordinated
                                  Company         Notes         Eliminations        Total
                                 -----------------------------------------------------------
Operating activities:
    Net cash used in operating
     activities                   $ (38,507)     $ (1,565)        $      --       $ (40,072)
                                  ---------      --------         ---------       ---------
Investing activities:
 Additions to property and
  equipment                          (1,588)           --                --          (1,588)
                                  ---------      --------         ---------       ---------
    Net cash used in investing
     activities                      (1,588)           --                --          (1,588)
                                  ---------      --------         ---------       ---------
Financing activities:
 Payments on short-term debt         58,000            --                --          58,000
 Payments on long-term debt         (87,257)           --                --         (87,257)
 Proceeds from the exercise of
   stock options                      1,898            --                --           1,898
 Repurchase of common stock            (435)           --                --            (435)
 Net change in intercompany
  obligations                        (1,544)        1,544                --              --
                                  ---------      --------         ---------       ---------
    Net cash (used in) provided
     by financing activities        (29,338)        1,544                --         (27,794)
                                   ---------      --------         ---------       ---------
Effect of exchange rate changes
 on cash and cash equivalents          (298)           --                --            (298)
Net decrease in cash and cash
 equivalents                        (69,731)          (21)               --         (69,752)
Cash and cash equivalents at
 beginning of period                 89,030            57                --          89,087
                                  ---------      --------         ---------       ---------
Cash and cash equivalents at
 end of period                    $  19,299      $     36         $      --       $  19,335
                                  =========      ========         =========       =========

Statement of Cash Flow                   For the Three Months Ended May 1, 2004
                                 ----------------------------------------------------------
                                                 11 3/4%
                                                 Senior
                                  Company        Notes            Eliminations       Total
                                 ----------------------------------------------------------
Operating activities:
    Net cash (used in) provided
     by operating activities      $ (42,653)     $ 2,581         $      --       $ (40,072)
                                  ---------      --------        ---------       ---------
Investing activities:
 Additions to property and
  equipment                          (1,588)           --                --          (1,588)
                                  ---------      --------        ----------      ----------
    Net cash used in investing
     activities                      (1,588)           --                --          (1,588)
                                  ---------      --------        ----------      ----------
Financing activities:
 Payments on short-term debt         58,000            --                --          58,000
 Payments on long-term debt         (87,257)           --                --         (87,257)
 Proceeds from the exercise of
   stock options                      1,898            --                --           1,898
 Repurchase of common stock            (435)           --                --            (435)
 Net change in intercompany
  obligations                         2,609        (2,609)               --              --
                                  ---------      --------        ----------      ----------
    Net cash used in financing
     activities                     (25,185)       (2,609)               --         (27,794)
                                  ---------      --------        ----------      ----------
Effect of exchange rate changes
 on cash and cash equivalents          (298)           --                --            (298)
Net decrease in cash and cash
 equivalents                        (69,724)          (28)               --         (69,752)
Cash and cash equivalents at
 beginning of period                 89,029            58                --          89,087
                                  ---------      --------        ----------      ----------
Cash and cash equivalents at
 end of period                    $  19,305      $     30        $       --      $   19,335
                                  =========      ========        ==========      ==========

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flow                   For the Three Months Ended April 26, 2003
                                 ----------------------------------------------------------
                                                 11 3/4%
                                                 Senior
                                  Company        Notes            Eliminations       Total
                                 ----------------------------------------------------------
Operating activities:
    Net cash used in operating
     activities                   $ (41,262)     $(5,285)         $      --       $ (46,547)
                                  ---------      --------         ---------       ---------
Investing activities:
 Additions to property and
  equipment                          (1,501)           --                --          (1,501)
                                  ---------      --------         ---------       ---------
    Net cash used in investing
     activities                      (1,501)           --                --          (1,501)
                                  ---------      --------         ---------       ---------
Financing activities:
 Payments on short-term debt         57,436            --                --          57,436
 Payments on long-term debt         (10,861)           --                --         (10,861)
 Proceeds from the exercise of
   stock options                          4            --                --               4
 Net change in intercompany
  obligations                        (5,283)        5,283                --              --
                                  ---------      --------         ---------       ---------
    Net cash provided by
     financing activities            41,296         5,283                --          46,579
                                  ---------      --------         ---------       ---------
Effect of exchange rate changes
 on cash and cash equivalents          (261)           --                --            (261)
Net decrease in cash and cash
 equivalents                         (1,728)           (2)               --          (1,730)
Cash and cash equivalents at
 beginning of period                 22,641            22                --          22,663
                                  ---------      --------         ---------       ---------
Cash and cash equivalents at
 end of period                    $  20,913      $     20         $      --       $  20,933
                                  =========      ========         =========       =========


           [Remainder of Page Intentionally Left Blank]

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   RELATED PARTY TRANSACTION

      In March 2002, the Company provided a loan to its current chairman and chief executive officer in the principal amount of $0.5 million (the "Note"), which matured on March 31, 2004 and bore interest at an annual rate of 5%. This loan replaced earlier loans made by the Company to its chairman and chief executive officer during the fiscal year ended January 31, 1999. In July 2002, the chairman and chief executive officer repaid to the Company $0.1 million of the principal amount of the Note. The remaining loan balance of $0.4 million plus accrued interest was repaid by the March 31, 2004 maturity date.

NOTE 12.   SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
           ACTIVITIES

      The Company incurred the following non-cash financing and investing activities:

 (Dollars in thousands)                                Three Months Ended
                                                       -------------------
                                                       May 1,    April 26,
                                                        2004        2003
                                                       ------    ---------
  Accretion                                            $  620    $     976
                                                       ======    =========
  Conversion of Series D Convertible Preferred Stock
   (See Note 9)
     Accelerated accretion on converted preferred
       stock                                            6,009            -
                                                       ======    =========
     Conversion to Common Stock                         2,336           --
     Accreted dividends not paid on Convertible
       Preferred Stock                                    608           --
                                                       ------    ---------
     Conversion of Series D Convertible Preferred
       Stock                                            2,944           --
                                                       ======    =========
     Issuance of restricted stock, net of forfeitures
       from prior grants                                4,715          557
                                                       ======    =========

NOTE 13.   SUBSEQUENT EVENTS

      On June 2, 2004, the board of directors of the Company approved a change in the fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect the Company's business cycle and to enhance business planning relative to its customers' retail calendars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

      In connection with the safe harbor provisions of the private securities litigation reform act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this quarterly report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence; the impact of competitive products and pricing; risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, political instability in certain regions of the world, and diseases affecting customer purchasing patterns; our ability to launch new products and implement our growth strategy; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes; our customers' financial condition; our ability to access capital for acquisitions; changes in product mix to less profitable products; the retention and availability of key personnel; the assumptions underlying our critical accounting estimates; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for the majority of our supply of certain products; changes in the retail, fragrance and cosmetic industries; our ability to protect our intellectual property rights; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

      This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended January 31, 2004. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year's period.

      Our operations have historically been seasonal, with higher sales generally occurring in the second half of the fiscal year as a result of increased demand by retailers in anticipation of, and during, the holiday season. In fiscal 2004, approximately 66% of our net sales were made during the second half of the fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

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

Overview

      For the three months ended May 1, 2004, net sales increased 4.5% compared to the three months ended April 26, 2003 as a result of the favorable impact of foreign currency rates, increased sales to U.S. mass retail accounts and new product launches, including a new Elizabeth Arden fragrance, Elizabeth Arden Provocative Woman. Net sales were reduced by increased in-store promotional costs and lower sales to a U.S. department store account due largely to a change in that account's merchandising strategy in the fragrance category. Selling, general and administrative expenses increased 19.4% during the three months ended May 1, 2004 compared to the three months ended April 26, 2003 as a result of additional advertising to support new product launches, including the use of television and print advertising for the Elizabeth Arden Provocative Woman launch and the skinsimple launch, higher brand development costs, including costs related to the development of a Britney Spears fragrance which is scheduled to launch in U.S. department stores in the fall of 2004, and the adverse impact of foreign currency rates. During the three months ended May 1, 2004, interest expense decreased by $4.1 million as a result of our debt refinancing activities. The increase in advertising and promotional activities was funded with a portion of the savings in interest expense. We anticipate continuing to use savings in interest expense to increase our advertising and promotional activities during the current fiscal year. In February 2004, we incurred debt extinguishment charges of $3.9 million associated with the redemption of $84.3 million aggregate principal amount 10 3/8% senior notes due 2007. In addition, net loss attributable to common shareholders increased due to a $6.0 million non-cash charge related to the accelerated accretion of certain shares of the Series D convertible preferred stock, which were converted into common stock by an affiliate of Unilever in April 2004. If the Unilever affiliate converts the remaining Series D convertible preferred stock into common stock in the current fiscal year, we would incur an additional non-cash charge for accelerated accretion on the Series D convertible preferred stock relating to the amounts converted.

      On June 2, 2004, our board of directors approved a change in our fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers' retail calendars.

Critical Accounting Policies and Estimates

      We believe the accounting policies below represent our critical accounting policies. See our Annual Report on Form 10-K for the year ended January 31, 2004 for a detailed discussion on the application of these and other accounting policies.

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

      The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ - the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

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

      In fiscal 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, we have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks is expected to be generated indefinitely. During the current fiscal year, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

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

      Stock-Based Compensation.    We account for our stock-based
compensation under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net loss and loss per diluted share for the three months ended May 1, 2004 and April 26, 2003 is set forth in Note 3 to the Notes to Unaudited Consolidated Financial Statements.

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

Results of Operations

      The following discussion compares the historical results of operations for three months ended May 1, 2004 and April 26, 2003. Results of operations are in thousands and as a percentage of net sales, were as follows (percentages may not add due to rounding):

                                 May 1,             April 26,
                                  2004                2003
                             ---------------    -----------------
Net sales                                 $140,780  100.0%   $134,754   100.0%
Cost of sales                  83,926   59.6      86,022    63.8
  Gross profit                 56,854   40.4      48,732    36.2
Selling, general and
 administrative expenses       66,374   47.1      55,609    41.3
Depreciation and
 amortization                   5,029    3.6       5,129     3.8
  Loss from operations        (14,549) (10.3)    (12,006)   (8.9)
Interest expense, net          (5,989)  (4.3)    (10,134)   (7.5)
Debt extinguishment charges    (3,874)  (2.8)        123     0.0
Other (expense) income            (12)  (0.0)         29     0.0
  Loss before income taxes    (24,424) (17.3)    (21,988)  (16.3)
Benefit from income taxes      (7,828)  (5.6)     (6,313)   (4.7)
  Net loss                    (16,596) (11.8)    (15,675)  (11.6)
Accretion and dividend on
 preferred stock                  620    0.4         976     0.7
Accelerated accretion on
 converted preferred stock      6,009    4.3          --     0.0
Net loss attributable to
 common shareholders          (23,225) (16.5)%   (16,651)  (12.4)%

Other data:
EBITDA and EBITDA
 margin (1)                  $(13,406)  (9.5)%  $ (6,725)   (5.0)%

(1) For a definition of EBITDA and a reconciliation of net loss to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended May 1, 2004
Compared to Three Months Ended April 26, 2003.  EBITDA margin represents
EBITDA divided by net sales.

THREE MONTHS ENDED MAY 1, 2004 COMPARED TO THREE MONTHS ENDED APRIL 26, 2003

      Net Sales.    Net sales increased approximately 4.5% for the three
months ended May 1, 2004 over the three months ended April 26, 2003. The sales increase was driven by the favorable impact of foreign currency rates, increased fragrance sales to our mass retail customers, new product launches, including the launch of the Elizabeth Arden Provocative Woman fragrance and improvement in the travel retail business, which was adversely affected by the SARS epidemic in the prior year. These increases were partially offset by lower sales to a U.S. department store account due to a change in that account's merchandising strategy in the fragrance category. The increase in net sales was also partially offset by an increase in in-store support costs at U.S. department stores associated with the new fragrance launch.

      Gross Profit.    Gross profit increased 16.7% for the three months
ended May 1, 2004 over the three months ended April 26, 2003. The increase in gross profit was principally due to higher net sales, the favorable impact of foreign currency rates, a greater proportion of sales of owned and licensed brands, which have higher gross margins than distributed brands, and lower supply chain and distribution costs. Gross margin increased to 40.4% for the three months ended May 1, 2004 from 36.2% for the three months ended April 26, 2003.

      SG&A.    Selling, general and administrative expenses increased 19.4%
for the three months ended May 1, 2004 over the three months ended April 26, 2003. The increase was due principally to additional advertising to support new product launches and higher product development costs, the adverse impact of foreign currency rates and a $1.1 million restructuring charge related to the consolidation of our U.S.

distribution facilities, which was announced in November 2003 and was substantially completed by March 2004.

      Depreciation and Amortization.    Depreciation and amortization
decreased 1.9% for the three months ended May 1, 2004, compared to the three months ended April 26, 2003, principally as a result of certain intangibles that were fully amortized at the end of fiscal 2004, partially offset by the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the closing of the distribution operations at this facility.

      Interest Expense.    Interest expense, net of interest income,
decreased by 40.9% for the three months ended May 1, 2004 in comparison to the three months ended April 26, 2003. The decrease resulted from lower interest rates on our long-term debt due to refinancing activities in fiscal 2004 and February 2004, reduced borrowings, and lower interest rates paid under our credit facility.

      Debt Extinguishment Costs.    During the three months ended May 1,
2004, we recorded $3.9 million of debt extinguishment charges relating to the February 2004 redemption of $84.3 million aggregate principal amount of the 10 3/8% senior notes. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

      Benefit from Income Taxes.    The benefit from income taxes increased
by $1.5 million for the three months ended May 1, 2004, as compared to the three months ended April 26, 2003, reflecting higher operating losses, debt extinguishment charges, restructuring charges related to the consolidation of the U.S. distribution facilities and a higher tax rate, partially offset by lower interest expense. The effective tax rate calculated as a percentage of loss before income taxes for the three months ended May 1, 2004 was 32.0% compared to 28.7% for the three months ended April 26, 2003. The change in the effective tax rate as compared to the prior year primarily reflects an expected increase in U.S. taxable income relative to consolidated income, primarily due to lower interest expense.

      Net Loss.    Net loss for the three months ended May 1, 2004 increased
by approximately $0.9 million as compared to the three months ended April 26, 2003. The increase was a result of the debt extinguishment and restructuring charges, and a higher loss from operations, partially offset by lower interest expense and a higher income tax rate benefit.

      Accretion and Dividend on Preferred Stock. Accretion and dividend on preferred stock decreased by 36.5% as a result of the conversion of Series D convertible preferred stock that occurred in October 2003. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

      Accelerated Accretion on Converted Preferred Stock.    We recorded
accelerated accretion on the Series D convertible preferred stock of $6.0 million as a result of the April 2004 conversion of the preferred stock into common stock by an affiliate of Unilever. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

      Loss Attributable to Common Shareholders.    In the three months ended
May 1, 2004, the net loss attributable to common shareholders increased by $6.6 million compared to the three months ended April 26, 2003, principally due to $6.0 million of accelerated accretion on the Series D convertible preferred stock converted into common stock in April 2004 and $5.0 million of debt extinguishment and restructuring charges, partially offset by a decrease in interest expense of $4.1 million and an increase in gross profit. The impact of the accelerated accretion on the April 2004 conversion of our Series D convertible preferred stock into common stock and the debt extinguishment and restructuring charges caused our diluted net loss per share for the three months ended May 1, 2004 to increase by $0.39.

      EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by 99.5% for the three months ended May 1, 2004, as compared to the three months ended April 26, 2003. The decrease in EBITDA was primarily the result of the debt extinguishment and restructuring charges, and higher selling, general and administrative expenses.

      EBITDA should not be considered as an alternative to operating income
(loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or non-operating factors (such as historical cost). Accordingly, as a result of our capital structure and the accounting method used for our acquisitions, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA, may not, however, be comparable in all instances to other similar types of measures.

      The following is a reconciliation of net loss, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Dollars in thousands)                      Three Months Ended
                                          -----------------------
                                           May 1,       April 26,
                                            2004          2003
                                          --------      ---------
          Net loss                        $(16,596)     $(15,675)
          Plus:
            Benefit from income taxes       (7,828)       (6,313)
            Interest expense, net            5,989        10,134
            Depreciation and
             amortization                    5,029         5,129
                EBITDA                     (13,406)(1)    (6,725)(2)
                                          ========      ========

          (1) During the three months ended May 1, 2004, EBITDA includes debt extinguishment and restructuring charges of approximately $3.9 million and $1.1 million, respectively.

          (2) For the three months ended April 26, 2003, EBITDA includes debt extinguishment gain of $0.1 million.

Financial Condition

(Dollars in thousands)                      Three Months Ended
                                          -----------------------
                                           May 1,       April 26,
                                            2004          2003
                                          --------      ---------
            Net cash used in
             operating activities         $(40,072)     $(46,547)
            Net cash used in
             investing activities           (1,588)       (1,501)
            Net cash (used in) provided
              by financing activities      (27,794) 46,579
            Net decrease in cash and
             cash equivalents              (69,752)        (1,730)

      Cash Flows.    Net cash used in operating activities decreased 13.9%
for the three months ended May 1, 2004 as compared to the three months ended April 26, 2003. The decrease for the three months ended May 1, 2004 was primarily due to a decrease in accounts receivable resulting from improved collection efforts and lower interest expense, partially offset by an increase in inventories resulting from the timing of inventory purchases of distributed brands and new product launches and a higher operating loss.

      Net cash used in financing activities increased by $74.4 million for the three months ended May 1, 2004 as compared to three months ended April 26, 2003. The increase in net cash used in financing activities for the three months ended May 1, 2004 was due to the February 2004 redemption of $84.3 million principal amount of the 10 3/8% senior notes due 2007 from the net proceeds derived from the sale of $225 million of 7 3/4% senior subordinated notes in January 2004. Pending the redemption of the 10 3/8% senior notes, we used a portion of the proceeds from the 7 3/4% senior subordinated notes due 2014 offering to pay down borrowings under our credit facility and temporarily invest in short-term securities.

      Future Liquidity and Capital Needs. Our principal future uses of funds are for working capital requirements, additional brand acquisitions or product distribution arrangements, capital expenditures and debt service. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

      We have a revolving bank credit facility with a syndicate of banks that matures in January 2006. Our borrowings under this facility are limited to a "borrowing base," calculated based on 85% of eligible accounts receivable and 75% of eligible inventories (65% from November 16 to April 15). The borrowings are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. The credit facility prohibits the payment of cash dividends and the incurrence of debt (other than refinancing and certain small amounts of indebtedness). The credit facility also has a requirement that we maintain a fixed charge coverage ratio of 1.1:1 if availability under the facility declines to less than $50 million. In addition, the indenture pursuant to which our 7 3/4% senior subordinated notes are issued restricts the incurrence of debt (other than refinancing indebtedness and certain other indebtedness) and the payment of dividends subject to satisfaction of a fixed charge coverage ratio and net income tests.

      On February 25, 2004, we executed an amendment to our credit facility. This amendment included a reduction in the range of interest rates included in the applicable margin, which is added to either LIBOR- based rates or prime rates, at our option and based upon the amount of our outstanding loan balance that we have placed in LIBOR and prime rate-based loans. The interest rates included in the applicable margin were reduced by 0.25% to a range of 2.00% to 2.75% for LIBOR loans and to a range of 0.25% to 1.00% for prime rate loans and are now based on a fixed charge coverage ratio instead of a ratio of consolidated debt to EBITDA. As of January 31, 2004, the applicable margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. As of May 1, 2004, the applicable margin was 2.25% for LIBOR loans and 0.50% for prime rate loans. The amendment also included a 0.125% reduction in the lower end of the range of the commitment fee on the unused portion of the credit facility to a range of 0.25% to 0.5% per year based on a debt service ratio. At May 1, 2004, the commitment fee was 0.375%. On June 2, 2004, we entered into an amendment to our credit facility to adjust certain covenants for the change in fiscal year end. See Note 6 to Notes to Unaudited Consolidated Financial Statements.

      Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, however, we may not remain in compliance with the fixed charge covenant and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of May 1, 2004, we had $58 million outstanding under our credit facility and $77.4 million of availability, as well as $19.3 million in cash and cash equivalents.

      We believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or new product distribution arrangements.


RECENTLY ADOPTED ACCOUNTING STANDARDS

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that will be adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. We do not anticipate the adoption will materially impact our consolidated results of operations and financial position. The effect of the adoption of FIN 46 was immaterial to our consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      As of May 1, 2004, we had $58 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the third quarter of our fiscal year. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Foreign Currency Risk

      We sell our products in approximately 90 countries around the world. During the three months ended May 1, 2004 and the three months ended April 26, 2003, we derived approximately 35% and 38%, respectively of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skincare and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated and other comprehensive income (loss)" on our consolidated balance sheets.

      In March 2004, we entered into foreign currency option contracts of one to five months duration for 9.6 million Euros and 5.6 million British pounds to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each foreign currency option contract as a cash flow hedge. Any foreign currency contracts that we may enter into will qualify for hedge accounting and, therefore, the gains and losses will only be recognized in earnings in the period in which the contracts expire. We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

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

      Change in Internal Control over Financial Reporting. In March 2004, we completed the consolidation and modification of the primary United States order processing and fulfillment systems as part of the consolidation of our United States distribution and warehouse operations into our newly-expanded facility in Roanoke, Virginia. This consolidation and modification required a change in our internal control over financial reporting. Based on our recent evaluation of these changes, there are no significant deficiencies or material weaknesses in the design or operation which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information.

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      This table provides information with respect to purchases by the Company of shares of its Common Stock during the three months ended May 1, 2004:

                       Issuer Purchases of Equity Securities

                       (a)             (b)         (c)                (d)
                       -------------   ---------   ----------------   --------------
                                                                      Approximate
                                                   Total Number       Dollar Value
                                                   of Shares          of Shares
                                                   Purchased as       that May Yet
                       Total                       Part of Publicly   Be Purchased
                       Number          Average     Announced          Under the
                       of Shares       Price       Plans              Plans or
Period                 Purchased (1)   per Share   or Programs        Programs (2)
-----------------      -------------   ---------   ----------------   --------------
February 1, 2004
through March 6,
2004                               0   $       0                 0    $    2,179,389

March 7, 2004
through April 3,
2004                               0   $       0                 0    $    2,179,389

April 4, 2004
through
May 1, 2004                   20,226   $   21.50                 0    $    1,744,530
                       -------------   ---------   ----------------   --------------
Total                         20,226                             0    $    1,744,530
                       =============   =========   ================   ==============

(1) Reflects deemed surrender to the Company of shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under the Elizabeth Arden, Inc. 2000
Stock Incentive Plan (the "2000 Stock Incentive Plan").

(2) In January 2000, the Company's board of directors approved and publicly announced a common stock repurchase program to purchase up to $10 million of the Company's common stock (the "2000 Stock Purchase Program"). Amounts reflect the remaining maximum dollar value of shares that may be purchased under the 2000 Stock Purchase Program or the 2000 Stock Incentive Plan.

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

  4.1 Indenture, dated as of January 23, 2001, among the Company, FD Management, Inc., DF Enterprises, Inc., FFI International, Inc., Elizabeth Arden GmbH, as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

  4.2 Supplemental Indenture, dated as of January 8, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., and Elizabeth Arden (Zug) GmbH, as guarantors and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.2 filed as part of the Company's Form 10-K for the year ended January 31, 2004 (Commission File No. 1-
           6370)).

  4.3 Indenture, dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., and Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

  4.4 Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

  4.5 First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.5 to the Company's Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

  4.6 Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto.

  4.7 Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

 10.1 Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 10-Q for the quarter ended July 26, 2003 (Commission File No. 1-6370)).

 10.2 Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

Exhibit
Number                                Description
-------    -----------------------------------------------------------------
 10.3 Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company's Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-
           6370)).

 10.4 Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-
           6370)).

 10.5 Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

 31.1      Section 302 Certification of Chief Executive Officer.

 31.2      Section 302 Certification of Chief Financial Officer.

  32 Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

      The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

      (b)  Reports on Form 8-K.

      On February 3, 2004, we filed a current report on Form 8-K dated February 2, 2004, that furnished under Item 9, the press release announcing
(i) the filing of a new registration statement for the sale of up to $150 million of our common stock to replace the then existing and effective shelf registration statement of which approximately $20 million of common stock remained unsold, and (ii) the registration of the remaining common stock to be issued upon the conversion of our Series D Convertible Preferred Stock owned by an affiliate of Unilever as part of the new registration statement.

      On March 11, 2004, we filed a current report on Form 8-K dated
March 11, 2004, that furnished under Item 12, the press release announcing the financial results for our fourth quarter and fiscal year ended January 31, 2004 and provided net sales and diluted earnings per share guidance for fiscal 2005.

      On March 18, 2004, we filed a current report on Form 8-K dated
March 16, 2004, that furnished under Item 9, the press release announcing (i) our board of directors' approval of the adoption of 10b5-1 trading plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, that will permit corporate insiders to establish pre-arranged plans to sell a specified number of shares of common stock over a pre-determined period of time, and
(ii) that certain executives were implementing these plans.

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ELIZABETH ARDEN, INC.

Date:  June 3, 2004                     /s/ E. Scott Beattie
       ------------                     --------------------
                                        E. Scott Beattie
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  June 3, 2004                     /s/ Stephen J. Smith
       ------------                     --------------------
                                        Stephen J. Smith
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                          EXHIBIT INDEX

Exhibit
Number                                Description
-------    -----------------------------------------------------------------
  4.6 Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto.

 31.1      Section 302 Certification of Chief Executive Officer.

 31.2      Section 302 Certification of Chief Financial Officer.

  32 Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.