Form 10-Q/A
period 2004-05-01
ELIZABETH ARDEN INC
filed 2004-07-29
CIK 95052

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at June 2, 2004

Common Stock, $.01 par value	26,124,263 shares

EXPLANATORY NOTE

        The sole purpose of this Form 10-Q/A Amendment No. 1 is to include corrected certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (the "Certifications") contained in the Report on Form 10-Q for the Quarterly Period Ended May 1, 2004 (the "Report"). The Certifications included in the Report dated June 3, 2004 inadvertently omitted paragraph 4(a) relating to the design of disclosure controls and inadvertently included paragraph 4(b) relating to the design of internal controls.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELIZABETH ARDEN, INC.

Date: July 28, 2004	/s/ E. Scott Beattie

E. Scott Beattie
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2004	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)