Form 10-QT
period 2004-06-30
ELIZABETH ARDEN INC
filed 2004-08-09
CIK 95052

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

   [ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended _______________

   [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from February 1, 2004 to June 30, 2004

                        Commission file number 1-6370

                            ELIZABETH ARDEN, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Florida                     59-0914138
            ------------------------------     ------------------
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)     Identification No.)

          14100 N.W. 60th Avenue, Miami Lakes, Florida      33014
          --------------------------------------------    ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Outstanding at
                        Class                  August 5, 2004
             ----------------------------     -----------------
             Common Stock, $.01 par value     28,170,791 shares

                              ELIZABETH ARDEN, INC.

                               INDEX TO FORM 10-Q

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                      Page No.

         Unaudited Consolidated Balance Sheets -- June 30, 2004 and
         January 31, 2004. . . . . . . . . . . . . . . . . . . . .     3

         Unaudited Consolidated Statements of Operations --
         Five months ended June 30, 2004 and June 28, 2003 . . . .     4

         Unaudited Consolidated Statement of Shareholders' Equity --
         Five months ended June 30, 2004 . . . . . . . . . . . . .     5

         Unaudited Consolidated Statements of Cash Flow --
         Five months ended June 30, 2004 and June 28, 2003 . . . .     6

         Notes to Unaudited Consolidated Financial Statements. . .     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . .    25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   32

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . .    33


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . .    35

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities. . . . . . . . . . . . . . . . . . .    35

Item 4.  Submission of Matters to a Vote of Securities Holders . .    36

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .    37

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    38

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .    41

                              - 2 -



PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                        ELIZABETH ARDEN, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                              (Dollars in thousands)
                                                           As of
                                                 ---------------------------
                                                   June 30,      January 31,
                                                     2004           2004
                                                 -----------     -----------
ASSETS
Current Assets
 Cash and cash equivalents                       $    23,494     $    89,087
 Accounts receivable, net                            102,306         137,380
 Inventories                                         258,638         193,382
 Deferred income taxes                                16,723          16,508
 Prepaid expenses and other assets                    15,914          15,133
                                                 -----------     -----------
      Total current assets                           417,075         451,490
                                                 -----------     -----------
Property and equipment, net                           37,198          38,207
                                                 -----------     -----------
Other Assets
 Exclusive brand licenses, trademarks and
  intangibles, net                                   191,842         194,811
 Debt financing costs, net                             9,027          10,724
 Deferred income taxes and other                       8,544           2,847
                                                 -----------     -----------
      Total other assets                             209,413         208,382
                                                 -----------     -----------
      Total assets                               $   663,686     $   698,079
                                                 ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Short-term debt                                 $    65,900     $        --
 Accounts payable - trade                            106,375          84,533
 Other payables and accrued expenses                  48,164          54,827
 Current portion of long-term debt                     4,764          91,287
                                                 -----------     -----------
      Total current liabilities                      225,203         230,647
                                                 -----------     -----------

Long-term debt                                       233,802         233,802
Deferred income taxes and other                        2,621          11,878
                                                 -----------     -----------
     Total long-term liabilities                     236,423         245,680
                                                 -----------     -----------
     Total liabilities                               461,626         476,327
                                                 -----------     -----------
Commitments and contingencies (See Note 8)



Convertible, redeemable preferred stock,
 Series D, $.01 par value (liquidation
 preference of $0 and $27,235, respectively);
 1,000,000 shares authorized; 0 and 226,955
 shares issued and outstanding, respectively              -           10,793
                                                 -----------     -----------
Shareholders' Equity
 Common stock, $.01 par value, 50,000,000
  shares authorized; 28,169,941 and 24,983,094
  shares issued and outstanding, respectively            282             250

 Additional paid-in capital                          228,891         185,874
 (Accumulated deficit) retained earnings             (22,057)         29,638

 Treasury stock (0 and 123,579 shares at cost,
  respectively)                                            -          (1,288)
 Accumulated other comprehensive income                2,806           2,214
 Unearned deferred compensation                       (7,862)         (5,729)
                                                 -----------     -----------
     Total shareholders' equity                      202,060         210,959
                                                 -----------     -----------
     Total liabilities and shareholders' equity  $   663,686     $   698,079
                                                 ===========     ===========

  The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              - 3 -

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          (Dollars in thousands, except per share data)
                                                       Five Months Ended
                                                   ------------------------
                                                    June 30,      June 28,
                                                      2004          2003
                                                   -----------   ----------

Net sales                                          $   222,784   $  205,201
Cost of sales (excludes depreciation
 of $1,026 and $1,344, respectively, included
 below)                                                134,500      130,348
                                                   -----------   ----------
Gross profit                                            88,284       74,853

Operating expenses:
 Selling, general and administrative                   111,897       95,493
 Depreciation and amortization                           8,701        8,443
                                                   -----------   ----------
     Total operating expenses                          120,598      103,936
                                                   -----------   ----------
Loss from operations                                   (32,314)     (29,083)
                                                   -----------   ----------
Other income (expense):
 Interest expense, net                                  (9,835)     (16,986)
 Debt extinguishment (charges) gain                     (3,874)         123
 Other                                                      (8)          29
                                                   -----------   ----------
     Other expense, net                                (13,717)     (16,834)

Loss before income taxes                               (46,031)     (45,917)
Benefit from income taxes                              (14,188)     (13,176)
                                                   -----------   ----------
Net loss                                               (31,843)     (32,741)
Accretion and dividend on preferred stock                  762        1,626
Accelerated accretion on converted preferred stock      19,090           --
                                                   -----------   ----------
Net loss attributable to common shareholders       $   (51,695)  $  (34,367)
                                                   ===========   ==========
Net loss per common share (See Note 2):
   Basic                                           $     (2.08)  $    (1.92)
                                                   ===========   ==========
   Diluted                                         $     (2.08)  $    (1.92)
                                                   ===========   ==========
Weighted average number of common shares:
   Basic                                                24,885       17,907
                                                   ===========   ==========
   Diluted                                              24,885       17,907
                                                   ===========   ==========

  The accompanying notes are an integral part of the unaudited consolidated financial statements.

                              - 4 -



                  ELIZABETH ARDEN, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (Unaudited)
                          (Amounts in thousands)
                                                  (Accumulated              Accumulated
                       Common Stock    Additional   Deficit)                    Other
                      --------------    Paid-In     Retained     Treasury   Comprehensive
                      Shares  Amount    Capital     Earnings     Stock         Income
                      -------------------------------------------------------------------
Balance at
 January 31, 2004     24,983   $250     $185,874    $ 29,638     $(1,288)     $ 2,214

Issuance of common
 stock upon exercise
 of stock options        397      4        4,081           -           -           --

Offering of common
 stock, net of costs     232      2        2,638           -       1,523           --

Accretion and
 dividend on Series
 D preferred stock         -      -            -        (762)          -           --

Issuance of common
 stock for employee
 stock purchase plan      39      1          647          --          --           --

Conversion of Series
 D preferred stock
 and accelerated
 accretion             2,318     23       30,621     (19,090)         --           --

Issuance of restricted
 stock, net of
 forfeitures             201      2        4,775          --        (235)          --

Repurchase of
 restricted stock         --     --         (435)         --          --           --

Amortization of
 unearned deferred
 compensation, net
 of forfeitures           --     --           --          --          --           --

Tax benefit from
 exercise  of stock
 options                  --     --          690          --          --           --

Comprehensive loss:
  Net loss                --     --           --     (31,843)         --           --
  Foreign currency
   translations           --     --           --          --          --          481



  Unrealized cash flow
  hedging gain, net of
  taxes                   --     --           --          --          --          111
                      -------------------------------------------------------------------
Total comprehensive
 loss                     --     --           --     (31,843)         --          592

                      -------------------------------------------------------------------
Balance at
 June 30, 2004        28,170   $282     $228,891    $(22,057)    $    --    $   2,806
                      ===================================================================


RESTUBBED TABLE
CONTINUED FROM ABOVE

                                             Total
                               Unearned      Share-
                               Deferred      holders'
                             Compensation    Equity
                             -------------------------
Balance at January 31, 2004    $  (5,729)    $ 210,959

Issuance of common
 stock upon exercise
 of stock options                     --         4,085

Offering of common
 stock, net of costs                  --         4,163

Accretion and
 dividend on Series
 D preferred stock                    --          (762)

Issuance of common
 stock for employee
 stock purchase plan                  --           648

Conversion of Series
 D preferred stock
 and accelerated
 accretion                            --        11,554

Issuance of restricted
 stock, net of
 forfeitures                      (4,542)           --

Repurchase of
 restricted stock                     --          (435)

Amortization of
 unearned deferred
 compensation, net
 of forfeitures                    2,409         2,409

Tax benefit from
 exercise  of stock
 options                              --           690

Comprehensive loss:
  Net loss                            --       (31,843)
  Foreign currency
   translations                       --           481
  Unrealized cash flow
  hedging gain, net of
  taxes                               --           111
                             -------------------------
Total comprehensive
 loss                                 --       (31,251)
                             -------------------------
Balance at
 June 30, 2004                 $  (7,862)    $ 202,060
                             =========================


The accompanying notes are an integral part of the unaudited consolidated financial statements.

              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)
                      (Dollars in thousands)
                                                         Five Months Ended
                                                     ------------------------
                                                      June 30,      June 28,
                                                        2004          2003
                                                     ----------    ----------
OPERATING ACTIVITIES:
  Net loss                                           $  (31,843)   $ (32,741)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         8,701        8,443
    Amortization of senior note offering costs and
     note premium                                         1,015        1,285
    Amortization of unearned deferred compensation        2,409          931
    Debt extinguishment charges (gain)                    3,874         (123)
    Deferred tax benefit                                (15,126)          --
    Tax benefit from exercise of stock options              690           --
  Changes in assets and liabilities:
    Decrease in accounts receivable                      35,074       26,446
    Increase in inventories                             (65,256)     (66,037)
    Increase in prepaid expenses and other assets        (1,734)     (11,945)
    Increase in accounts payable                         21,842       12,387
    Decrease in other payables and accrued expenses      (6,613)     (11,064)
    Other                                                   376          635
                                                     ----------   ----------
       Net cash used in operating activities            (46,591)     (71,783)
                                                     ----------   ----------
INVESTING ACTIVITIES:
  Additions to property and equipment                    (4,158)      (4,070)
  Proceeds from disposals of property and equipment          20           --
                                                     ----------   ----------
       Net cash used in investing activities             (4,138)      (4,070)
                                                     ----------   ----------
FINANCING ACTIVITIES:
 Proceeds from short-term debt                           65,900       84,691
 Payments on long-term debt                             (89,441)     (13,044)
 Proceeds from the exercise of stock options              4,085           32
 Proceeds from the issuance of common stock               4,163           --
 Net proceeds from the issuance of common stock
  under employee stock purchase plan                        648           --
 Repurchase of common stock                                (435)        (264)
                                                     ----------   ----------
      Net cash (used in) provided by
       investing activities                             (15,080)      71,415
                                                     ----------   ----------
Effect of exchange rate changes on cash and
 cash equivalents                                           216          300



Net decrease in cash and cash equivalents               (65,593)      (4,138)
Cash and cash equivalents at beginning of period         89,087       22,663
                                                     ----------   ----------
Cash and cash equivalents at end of period           $   23,494   $   18,525
                                                     ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period                     $    4,004   $   18,611
                                                     ==========   ==========
 Income taxes paid during the period                 $      787   $      577
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

      On June 2, 2004, the Company's board of directors (the "Board") approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect the Company's business cycle and to enhance business planning relative to its customers' retail calendars. Accordingly, the financial statements are presented for the five-month transition period ended June 30, 2004 and the comparable five-month period ended June 28, 2003.

      The unaudited consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2.    LOSS PER SHARE

      Basic income (loss) per share is computed by dividing the net income
(loss) attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options, warrants and convertible securities. In addition, for the diluted income per share calculation, the imputed preferred dividend and accretion is added back to net income. Diluted loss per share equals basic loss per share for the five months ended June 30, 2004 and June 28, 2003 as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.



      The following table represents the computation of loss per share (amounts in thousands except per share data):

                                                        Five Months Ended
                                                     ----------------------
                                                      June 30,    June 28,
                                                        2004        2003
                                                     ---------    ---------
Basic and Diluted
  Net loss attributable to common shareholders       $ (51,695)   $ (34,367)
                                                     =========    =========
  Weighted average shares outstanding                   24,885       17,907
                                                     =========    =========
     Net loss per basic and diluted share            $   (2.08)   $   (1.92)
                                                     =========    =========

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following table shows the options to purchase shares of Common Stock that were outstanding during the five months ended June 30, 2004 and June 28, 2003 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

                                               Five Months Ended
                                       ---------------------------------
                                           June 30,          June 28,
                                             2004              2003
                                       ---------------   ---------------
             Number of shares              363,500          2,280,077
                                       ===============   ===============
             Range of exercise price        $21.60       $12.50 - $20.64
                                       ===============   ===============

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

      The Company accounts for its stock incentive plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation costs are required to be recognized for the periods presented. No employee stock-option compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss attributable to common shareholders and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock option compensation:



(Dollars in thousands, except per share data)      Five Months Ended
                                               -------------------------
                                                 June 30,     June 28,
                                                   2004         2003
                                               -----------   -----------
     Net loss attributable to common
      shareholders, as reported                $   (51,695)  $   (34,367)
     Add: Restricted stock-based employee
      compensation cost, net of tax,
      currently included in net loss                 1,667           664
     Less: Stock-based employee compensation
      expense, net of tax, determined under
      fair value-based method                        3,094         2,643
                                               -----------   -----------
     Pro forma net loss attributable to
      common shareholders                      $   (53,122)  $   (36,346)
                                               ===========   ===========
     Net loss per common share
       Basic
         As reported                           $     (2.08)  $     (1.92)
         Pro forma                             $     (2.13)  $     (2.03)

     Diluted
         As reported                           $     (2.08)  $     (1.92)
         Pro Forma                             $     (2.13)  $     (2.03)

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that will be adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The effect of the adoption of FIN 46 and FIN 46R was immaterial to the Company's consolidated financial statements.

NOTE 5.    INVENTORIES

      The components of inventory were as follows:

            (Dollars in thousands)          June 30,      January 31,
                                              2004           2004
                                           ----------     -----------
            Raw materials                  $   49,373     $    35,268
            Work in progress                   35,938          19,916
            Finished goods                    173,327         138,198
                                           ----------     -----------
                                           $  258,638     $   193,382
                                           ==========     ===========

NOTE 6.    SHORT-TERM DEBT

      The Company has a revolving credit facility with a syndicate of banks, for which JP Morgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit (the "Credit Facility"). The Credit Facility matures in January 2006 and is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% from November 16 through May 15) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company's remaining 11 3/4% Senior Secured Notes due 2011(the "11 3/4% Senior Notes") and rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

      The Credit Facility has only one financial maintenance covenant, which is a fixed charge coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $50 million. No financial maintenance covenant was applicable for the period ended June 30, 2004. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness) and prohibits the payment of dividends on the Company's Common Stock, repurchases of Common Stock and other distributions to common shareholders, except that at June 30, 2004, the Company was permitted to repurchase up to $1.7 million of Common Stock.

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The Company entered into an amendment to the Credit Facility effective February 25, 2004 to reduce the interest rates charged on LIBOR loans and base rate loans. The amendment changed the reference ratio for determining the Applicable Margin from a consolidated debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio to a fixed charge coverage ratio. As a result of the amendment, the Applicable Margin was decreased to a range of 2.00% to 2.75% from a range of 2.25% to 3.00% for LIBOR loans and to a range of 0.25% to 1.00% from a range of 0.5% to 1.25% for prime rate borrowings. As of June 30, 2004, the Applicable Margin was 2.25% for LIBOR loans and 0.50% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

year. The Company entered into an amendment to the Credit Facility effective June 2, 2004 to adjust certain covenants for the Company's change in fiscal year end.

      As of June 30, 2004, the Company had $65.9 million in outstanding borrowings under the Credit Facility, $0.1 million in outstanding letters of credit and $0.1 million in accrued interest, as compared with no borrowings outstanding and letters of credit of $0.1 million outstanding as of January 31, 2004. As of June 30, 2004, the remaining availability under the Credit Facility, based upon eligible receivables and inventories, was approximately $56.2 million.

NOTE 7.    LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

(Dollars in thousands)                           June 30,      January 31,
           Description                             2003           2004
--------------------------------------------    ----------     -----------
11 3/4% Senior Secured Notes due May 2011       $    8,802     $     8,802
7 3/4% Senior Subordinated Notes due
 January 2014                                      225,000         225,000
8.84% Miami Lakes Facility Mortgage Note
 due July 2004                                       4,764           4,835
10 3/8% Senior Notes due May 2007                       --          84,285
8.5% Subordinated Debenture due May 2004                --           2,167
                                                ----------     -----------
Total                                              238,566         325,089
Less: Current portion of long-term debt              4,764          91,287
                                                ----------     -----------
Long-term debt, net                             $  233,802     $   233,802
                                                ==========     ===========

      SENIOR SUBORDINATED NOTES.   On January 13, 2004, the Company completed
the sale of $225.0 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. The 7 3/4% Senior Subordinated Notes are guaranteed by the Company's U.S. subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc., and Elizabeth Arden Travel Retail, Inc. The net proceeds of approximately $219.4 million were used to redeem $95.2 million principal amount of its outstanding 11 3/4% Senior Notes and $104.3 million principal amount of its 10 3/8% Senior Notes, of which $20.0 million principal amount were redeemed in January 2004 and $84.3 million principal amount were redeemed in February 2004. As a result of the redemption of the $84.3 million aggregate principal amount of 10 3/8% Senior Notes, the Company incurred during the five months ended June 30, 2004, a charge of approximately $3.9 million, comprised of the call premium of approximately $2.9 million and approximately $1.0 million for the non-cash write-off of unamortized debt issue costs. Pending the closing of the redemption of the $84.3 million 10 3/8% Senior Notes, the Company used the proceeds received from the sale of its 7 3/4% Senior Subordinated Notes to temporarily pay down borrowings under the Credit Facility and to invest in short-term securities.


      On June 25, 2004, the Company closed the exchange offer of all of its outstanding $225.0 million aggregate principal amount 7 3/4% Senior Subordinated Notes sold in a private placement in January 2004 for an equal aggregate principal amount of 7 3/4% Senior Subordinated Notes with substantially identical terms that are registered under the Securities Act of 1933, as amended.

      In May 2004, the Company redeemed the $2.2 million in remaining principal amount of 8.5% Subordinated Debenture due 2004 plus accrued interest with borrowings from the Credit Facility. There was no gain or loss on this transaction.

      On July 1, 2004, the Company paid the remaining balance of $4.8 million plus accrued interest on the 8.84% Miami Lakes Facility Mortgage Note due July 2004.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    COMMITMENTS AND CONTINGENCIES

      CONSOLIDATION OF DISTRIBUTION FACILITIES. In November 2003, the Company announced that it would consolidate its U.S. distribution operations into a single distribution facility in Roanoke, Virginia by March 2004. The Roanoke facility was expanded in 2003 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. The Company ceased conducting distribution activities from the Miami Lakes facility at the end of January 2004 and is planning to sell the facility. The Company will continue to use the corporate offices located in the Miami Lakes facility until the facility is sold and then it will move its corporate offices to another location in the area. In connection with the consolidation, the U.S. workforce was reduced by approximately 10%. The consolidation was substantially completed in March 2004. The Company incurred and expensed approximately $1.3 million of restructuring costs during the five months ended June 30, 2004, including severance pay, outplacement services, and employee benefit costs for severed employees.

      The Company has commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $33.5 million through 2009.

      In February 2004, the Company entered into an interest rate swap agreement to swap $50.0 million of the outstanding 7 3/4% Senior Subordinated Notes to a floating interest rate based on LIBOR. The swap agreement matures in February 2014. The Company can terminate the swap agreements at its option at any time and the counter party can call the swap agreement any time after January 2009. The Company has designated the swap agreement as a fair value hedge.

      During the five months ended June 30, 2004, the Company entered into foreign currency option contracts for 16.9 million Euros and 9.9 million British pounds to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each foreign currency option contract as a cash flow hedge. The unrealized gain, net of taxes, at June 30, 2004 associated with these contracts of $111,000 is included in accumulated other comprehensive income.

      On June 30, 2004, the Company settled a breach of contract action filed in December 2000 by Adenat, Inc., a Canadian customer of Unilever. Adenat filed suit in the Ontario, Canada Superior Court of Justice against a number of Unilever affiliates, the Company and several individuals, including officers of Unilever and the Company who were subsequently removed from the case. Adenat alleged that Unilever breached contractual obligations owed to Adenat and that the Company interfered in that relationship. Adenat sought to enjoin the termination of the alleged distribution agreement by Unilever and sought compensatory damages of Canadian $55 million (approximately US $41 million at June 30, 2004) against each of Unilever and the Company, plus punitive damages of Canadian $35 million (approximately US $26 million at June 30, 2004). The Company did not pay or receive any amounts to settle the case.



     The Company is a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

NOTE 9.    CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

      CONVERTIBLE PREFERRED STOCK.   At June 30, 2004 and January 31, 2004,
the Company had outstanding zero and 226,955 shares, respectively, $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock"), that was issued to an affiliate of Unilever in connection with the January 2001 acquisition of the Elizabeth Arden business. Each share of Series D Convertible Preferred Stock was fully convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions, since January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and were payable quarterly in additional shares of Series D Convertible Preferred Stock. During the five months ended June 30 , 2004, the Company issued to

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

an affiliate of Unilever 4,839 shares of Series D Convertible Preferred Stock as payment of quarterly dividends.

      Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The accretion of the beneficial conversion feature was based on the effective yield method over the period from issue date to the mandatory redemption date (12 years). The recorded dividend was based on the straight-line method, which approximates the effective yield method, with the total amount of the dividend of $25 million to be paid over 10 years amortized over the period from issue date to the mandatory redemption date (12 years) or $2.1 million annually. The difference between the liquidation value of $50 million and the $8.5 million balance recorded in Series D Convertible Preferred Stock on the Company's consolidated balance sheet was being accreted over the life of the Series D Convertible Preferred Stock.

      The following table sets forth the accretion and dividend on the Series D Convertible Preferred Stock for the five months ended June 30, 2004 and June 28, 2003:

                                                  Five Months Ended
                                            ------------------------------
                                            June 30, 2004    June 28, 2003
                                            -------------    -------------
   (Dollars in thousands)
   Aggregate accretion (excluding the
    accelerated accretion on the converted
    preferred stock)                        $         400    $         758
   Dividends                                          362              868
                                            -------------    -------------
      Total                                 $         762    $       1,626
                                            =============    =============

      During the five months ended June 30, 2004, an affiliate of Unilever converted the remaining 231,793 shares of Series D Convertible Preferred Stock, (representing approximately $28.8 million of aggregate liquidation preference) into 2,317,930 shares of Common Stock, which were sold in a public offering on June 15, 2004. The accretion of the Series D Convertible Preferred Stock converted was accelerated, resulting in a non-cash charge in the amount of $19.1 million to net loss attributable to common shareholders on the Company's unaudited consolidated statement of operations for the five months ended June 30, 2004. This non-cash charge represents the last charge associated with the Series D Convertible Preferred Stock.

PUBLIC OFFERING OF COMMON STOCK

      On June 15, 2004, the Company completed a public offering of 2,549,723 shares of its Common Stock, which were sold at $19.50 per share. Conopco, Inc. and Unilever United States Foundation, Inc., affiliates of Unilever, N.V. (the "Selling Shareholders"), sold 2,317,930 shares and the Company sold 231,793 shares pursuant to an over-allotment option granted by the Company and exercised by the underwriter in the offering. The shares sold by the Selling Shareholders represented the remaining shares of Common Stock underlying the Company's outstanding Series D Convertible Preferred Stock. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. The Company used the net proceeds it received from the exercise of the over-allotment option to reduce borrowings under the Credit Facility.

STOCK INCENTIVE PLANS AND AWARDS

      At June 30, 2004, the Company had five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Non-Employee Director Plan (the "2004 Director Plan")) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan (the "2004 Incentive Plan")). All five plans were adopted by the Board and approved by the Company's shareholders. The 2004 Incentive Plan was approved by the shareholders of the Company on June 22, 2004 as there remain no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan.

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2004 Director Plan authorizes the Company to grant stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of common stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholder meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. The options to be granted under the 2004 Director Plan will be non-qualified stock options. The 2004 Director Plan shall continue in effect until all options granted thereunder have expired or have been exercised unless sooner terminated under the provisions relating to the options. No further grants under the 1995 Non-Employee Director Plan will be made due to the adoption of the 2004 Non-Employee Director Plan on June 22, 2004. At June 30, 2004, 315,000 shares of Common Stock remained available for grant under the 2004 Non-Employee Director Plan.

      The 2004 Incentive Plan authorizes the Company to grant stock based incentives for 2,000,000 shares of Common Stock under such plan to eligible employees and others that provide services to the Company. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants will represent the closing price of the Common Stock on the date of grant. The 2004 Incentive Plan also permits stock appreciation rights, stock awards, performance awards and stock units. At June 30, 2004, no stock-based incentives have been granted and, therefore, all shares remain available for grant under the 2004 Incentive Plan.

      On June 22, 2004, the Company granted stock options for an aggregate of 35,000 shares of Common Stock to non-employee directors under the 2004 Non-Employee Director Plan which are exercisable three years from the date of grant of such persons continue to serve as a director on that date.

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

      Also, on March 10, 2004, the Company authorized the grant of performance-based restricted stock to 107 managerial employees for approximately 192,000 shares of Common Stock. The performance-based restricted stock will vest as to one third of the stock granted on each of the Company's fiscal years ending June 30, 2005, 2006 and 2007, but only if the person receiving the grant is employed by the Company at the time of vesting and the Company achieves a cumulative annualized increase in earnings per share of 10%, excluding any one-time or extraordinary events (as determined by the compensation committee), and after giving effect to any stock splits or other recapitalizations. The restricted stock was recorded as unearned deferred compensation in shareholders' equity for the five months ended June 30, 2004 in the amount of approximately $4.0 million and is being amortized over the three-year vesting period.

      On February 13, 2004, the Company authorized the grant of an aggregate of 40,578 shares of restricted stock to 189 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $734,000, which is being amortized over the one-year vesting period.

      During the five months ended June 30, 2004, the Company repurchased 20,226 shares of Common Stock at the $21.50 closing price as a result of the vesting of restricted stock of employees that elected to sell shares

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to the Company to cover personal income tax withholding obligations. The repurchase of these shares is permitted for those purposes under the Company's 2000 Stock Incentive Plan.

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements as of June 30, 2004 and for the five months then ended, and as of January 31, 2004, show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued in January 2001 to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The following condensed financial statements for the five months ended June 28, 2003, show the consolidated financial statements of the Company and the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All information presented is in thousands.


                 [Remainder of Page Intentionally Left Blank]

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                      As of June 30, 2004
                         -------------------------------------------------------------------
                                                   7 3/4% Senior
                                                   Subordinated
                                                   Notes
                            Company    Guarantors  Guarantors     Eliminations    Total
                            ---------  ----------  -------------  ------------  ---------
ASSETS
Current Assets
 Cash and cash
  equivalents               $   7,251  $   16,202  $          41  $         --  $  23,494
 Accounts receivable, net      54,270      48,036             --            --    102,306
 Inventories                  187,359      71,279             --            --    258,638
 Intercompany receivable       56,500      74,526        398,749      (529,775)        --
 Deferred income taxes         16,723          --             --            --     16,723
 Prepaid expenses and other
  assets                        5,018      10,859             37            --     15,914
                            ---------  ----------  -------------  ------------  ---------
     Total current assets     327,121     220,902        398,827      (529,775)   417,075
                            ---------  ----------  -------------  ------------  ---------
Property and equipment,
 net                           27,125      10,073             --            --     37,198
                            ---------  ----------  -------------  ------------  ---------
Other Assets:
 Investment in subsidiaries    19,908          --             --       (19,908)        --
 Exclusive brand licenses,
  trademarks and intangibles,
  net                          24,390       5,553        161,899            --    191,842
 Debt financing costs, net      9,027          --             --            --      9,027
 Deferred income taxes and
  other                       271,827    (268,417)         5,134            --      8,544
                            ---------  ----------   -------------  ------------  ---------
    Total other assets        325,152    (262,864)       167,033       (19,908)   209,413
                            ---------  ----------  -------------  ------------  ---------
    Total assets            $ 679,398  $  (31,889) $     565,860  $   (549,683) $ 663,686
                            =========  ==========  =============  ============  =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term debt            $  65,900  $       --  $          --  $         --  $  65,900
 Accounts payable - trade      93,173      13,202             --            --    106,375
 Intercompany payable          51,365     181,060        297,354      (529,779)        --
 Other payables and accrued
  expenses                     26,594      21,147            419             4     48,164
 Current portion of long-term
  debt                          4,764          --             --            --      4,764
                            ---------  ----------  -------------  ------------  ---------
    Total current
     liabilities              241,796     215,409        297,773      (529,775)   225,203
                            ---------  ----------  -------------  ------------  ---------

Long-term debt, net           233,802          --             --            --    233,802
 Other                          1,740         881             --            --      2,621
                            ---------  ----------  -------------  ------------  ---------
    Total liabilities         477,338     216,290        297,773      (529,775)   461,626
                            ---------  ----------  -------------  ------------  ---------
Shareholders' Equity
 Common stock                     282          --             --            --        282
 Additional paid-in capital   228,891    (265,164)       265,164            --    228,891
 (Accumulated deficit)
  retained earnings           (22,057)     14,058          2,923       (16,981)   (22,057)
 Accumulated other
  comprehensive income          2,806       2,927             --        (2,927)     2,806
 Unearned deferred
  compensation                 (7,862)         --             --            --     (7,862)
                            ---------  ----------  -------------  ------------  ---------
    Total shareholders'
     equity                   202,060    (248,179)       268,087       (19,908)   202,060
                            ---------  ----------  -------------  ------------  ---------
    Total liabilities
     and shareholders'
     equity                 $ 679,398  $  (31,889) $     565,860  $   (549,683) $ 663,686
                            =========  ==========  =============  ============  =========


                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                     As of June 30, 2004
                          ---------------------------------------------------------------
                                                   11 3/4% Senior
                                                   Subordinated
                                                   Notes
                            Company    Guarantors  Guarantors     Eliminations    Total
                            ---------  ----------  -------------  ------------  ---------
ASSETS
Current Assets
 Cash and cash
  equivalents               $   7,251  $   16,213  $          30  $         --  $  23,494
 Accounts receivable, net      54,270      48,036             --            --    102,306
 Inventories                  187,359      71,279             --            --    258,638
 Intercompany receivable       56,500     365,781        107,494      (529,775)        --
 Deferred income taxes         16,723          --             --            --     16,723
 Prepaid expenses and other
  assets                        5,018      10,776            120            --     15,914
                            ---------  ----------  -------------  ------------  ---------
     Total current assets     327,121     512,085        107,644      (529,775)   417,075
                            ---------  ----------  -------------  ------------  ---------
Property and equipment,
 net                           27,125      10,073             --            --     37,198
                            ---------  ----------  -------------  ------------  ---------
Other Assets:
 Investment in subsidiaries    19,908          --             --       (19,908)        --
 Exclusive brand licenses,
  trademarks and intangibles,
  net                          24,390          98        167,354            --    191,842
 Debt financing costs, net      9,027          --             --            --      9,027
 Deferred income taxes and
  other                       271,827    (268,419)         5,136            --      8,544
                            ---------  ----------  -------------  ------------  ---------
    Total other assets        325,152    (268,321)       172,490       (19,908)   209,413
                            ---------  ----------  -------------  ------------  ---------
    Total assets            $ 679,398  $  253,837  $     280,134  $   (549,683) $ 663,686
                            =========  ==========  =============  ============  =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term debt            $  65,900  $       --  $          --  $         --  $  65,900
 Accounts payable - trade      93,173      13,202             --            --    106,375
 Intercompany payable          51,365     173,821        304,593      (529,779)        --
 Other payables and accrued
  expenses                     26,594      21,147            419             4     48,164
 Current portion of long-term
  debt                          4,764          --             --            --      4,764
                            ---------  ----------  -------------  ------------  ---------
    Total current
     liabilities              241,796     208,170        305,012      (529,775)   225,203
                            ---------  ----------  -------------  ------------  ---------

Long-term debt, net           233,802          --             --            --    233,802
 Other                          1,740         881             --            --      2,621
                            ---------  ----------  -------------  ------------  ---------
    Total liabilities         477,338     209,051        305,012      (529,775)   461,626
                            ---------  ----------  -------------  ------------  ---------
Shareholders' Equity
 Common stock                     282          --             --            --        282
 Additional paid-in capital   228,891         (44)            44            --    228,891
 (Accumulated deficit)
  retained earnings           (22,057)     41,912        (24,931)      (16,981)   (22,057)
 Accumulated other
  comprehensive income          2,806       2,918              9        (2,927)     2,806
 Unearned deferred
  compensation                 (7,862)         --             --            --     (7,862)
                            ---------  ----------  -------------  ------------  ---------
    Total shareholders'
     equity                   202,060      44,786        (24,878)      (19,908)   202,060
                            ---------  ----------  -------------  ------------  ---------
    Total liabilities
     and shareholders'
     equity                 $ 679,398  $  253,837  $     280,134  $   (549,683) $ 663,686
                            =========  ==========  =============  ============  =========


                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Balance Sheet                                      As of Jan 31, 2004
                         -------------------------------------------------------------------
                                                    7 3/4% Senior
                                                    Subordinated
                                                    Notes
                            Company    Guarantors   Guarantors      Eliminations    Total
                            ---------  ----------   -------------   ------------  ---------
ASSETS
Current Assets:
 Cash and cash
  equivalents               $  68,690  $   20,340   $          57   $         --  $  89,087
 Accounts receivable, net      85,532      51,848              --             --    137,380
 Inventories                  133,782      59,600              --             --    193,382
 Intercompany receivable       40,103      66,213         385,666       (491,982)        --
 Deferred income taxes         16,508          --              --             --     16,508
 Prepaid expenses and other
  assets                        7,172       7,961              --             --     15,133
                            ---------   ---------   -------------   ------------  ---------
    Total current assets      351,787     205,962         385,723       (491,982)   451,490
                            ---------   ---------   -------------   ------------  ---------
Property and equipment,
 net                           27,787      10,420              --             --     38,207
                            ---------   ---------   -------------   ------------  ---------
Other Assets:
 Investment in subsidiaries    29,429          --              --        (29,429)        --
 Exclusive brand licenses,
  trademarks and intangibles,
  net                          26,668       5,583         162,560             --    194,811
 Debt financing costs, net     10,724          --              --             --     10,724
 Other assets                 265,572    (267,859)          5,134             --      2,847
                            ---------   ---------   -------------   ------------  ---------
    Total other assets        332,393    (262,276)        167,694        (29,429)   208,382
                            ---------   ---------   -------------   ------------  ---------
    Total assets            $ 711,967   $ (45,894)  $     553,417   $   (521,411) $ 698,079
                            =========   =========   =============   ============  =========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current Liabilities:
 Accounts payable - trade   $  75,542   $   8,991   $          --   $         --  $  84,533
 Intercompany payable          48,575     157,264         286,154       (491,993)        --
 Other payables and accrued
  expenses                     29,971      22,172           2,673             11     54,827
 Current portion of long-term
  debt                         91,287          --              --             --     91,287
                            ---------   ---------   -------------   ------------  ---------
     Total current
      liabilities             245,375     188,427         288,827       (491,982)   230,647
                            ---------   ---------   -------------   ------------  ---------


Long-term debt                233,802          --              --             --    233,802
Deferred income taxes and
 other                         11,038         840              --             --     11,878
                            ---------   ---------   -------------   ------------  ---------

    Total liabilities         490,215     189,267         288,827       (491,982)   476,327
                            ---------   ---------   -------------   ------------  ---------
Convertible, redeemable
 preferred stock               10,793          --              --             --     10,793
                            ---------   ---------   -------------   ------------  ---------
Shareholders' Equity
 Common stock                     250          --              --             --        250
 Additional paid-in capital   185,874    (265,164)        265,164             --    185,874
 Retained earnings
 (accumulated deficit)         29,638      27,641            (574)       (27,067)    29,638
 Treasury stock                (1,288)         --              --             --     (1,288)
 Accumulated other
  comprehensive income          2,214       2,362              --         (2,362)     2,214
 Unearned deferred
  compensation                 (5,729)         --              --             --     (5,729)
                            ---------   ---------   -------------   ------------  ---------
     Total shareholders'
      equity                  210,959    (235,161)        264,590        (29,429)   210,959
                            ---------   ---------   -------------   ------------  ---------
     Total liabilities and

      shareholders' equity  $ 711,967   $ (45,894)  $     553,417   $   (521,411) $ 698,079
                            =========   =========   =============   ============  =========


              ELIZABETH ARDEN, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                   As of January 31, 2004
                            ----------------------------------------------------------------
                                                    11 3/4% Senior
                                                    Subordinated
                                                    Notes
                            Company    Guarantors   Guarantors      Eliminations    Total
                            ---------  ----------   -------------   ------------  ---------
ASSETS
Current assets:
 Cash and cash equivalents  $  68,691  $   20,338   $          58   $         --  $  89,087
 Accounts receivable, net      85,532      51,848              --             --    137,380
 Inventories                  133,782      59,600              --             --    193,382
 Intercompany receivable       40,102     350,442         101,436       (491,980)        --
 Deferred income taxes         16,508          --              --             --     16,508
 Prepaid expenses and other
  assets                        7,172       7,961              --             --     15,133
                            ---------  ----------   -------------   ------------  ---------
    Total current assets      351,787     490,189         101,494       (491,980)   451,490
                            ---------  ----------   -------------   ------------  ---------

Property and equipment, net    27,787      10,420              --             --     38,207
                            ---------  ----------   -------------   ------------  ---------
Other assets:
 Investment in subsidiaries    29,428          --              --        (29,428)        --
 Exclusive brand licenses,
  trademarks and intangibles,
  net                          26,668         126         168,017             --    194,811
 Debt financing costs          10,724          --              --             --     10,724
 Other assets                 265,573    (267,861)          5,135             --      2,847
                            ---------  ----------   -------------   ------------  ---------
    Total other assets        332,393    (267,735)        173,152        (29,428)   208,382
                            ---------  ----------   -------------   ------------  ---------
    Total assets            $ 711,967  $  232,874   $     274,646   $   (521,408) $ 698,079
                            =========  ==========   =============   ============  =========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable - trade   $  75,542  $    8,991   $          --   $         --  $  84,533
 Intercompany payable          48,564     149,860         293,556       (491,980)        --
 Other payables and accrued
  expenses                     29,982      22,329           2,516             --     54,827
 Current portion of
  long-term debt               91,287          --              --             --     91,287
                            ---------  ----------   -------------   ------------  ---------
    Total current
     liabilities              245,375     181,180         296,072       (491,980)   230,647
                            ---------  ----------   -------------   ------------  ---------



Long-term debt                233,802          --              --             --   233,802
Deferred income taxes and
 other                         11,038         903             (63)            --    11,878
                            ---------  ----------   -------------   ------------ ---------
    Total liabilities         490,215     182,083         296,009       (491,980)  476,327
                            ---------  ----------   -------------   ------------ ---------
Convertible, redeemable
 preferred stock               10,793          --              --             --    10,793
                            ---------  ----------   -------------   ------------ ---------
Shareholders' Equity
 Common stock                     250          --              --             --       250
 Additional paid-in capital   185,874         (43)             43             --   185,874
 Retained earnings
 (accumulated deficit)         29,638      48,481         (21,415)       (27,066)   29,638
 Treasury stock                (1,288)         --              --             --    (1,288)
 Accumulated other
  comprehensive income          2,214       2,353               9         (2,362)    2,214
 Unearned deferred
  compensation                 (5,729)         --              --             --    (5,729)
                            ---------  ----------   -------------   ------------  ---------
     Total shareholders'
      equity                  210,959      50,791         (21,363)       (29,428)  210,959
                            ---------  ----------   -------------   ------------ ---------
     Total liabilities
      and shareholders'
      equity                $ 711,967 $   232,874   $     274,646   $   (521,408)$ 698,079
                            =========  ==========   =============   ============ =========


                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Statement of Operations                    Five Months Ended June 30, 2004
                           -----------------------------------------------------------------
                                                    7 3/4% Senior
                                                    Subordinated
                                                    Notes
                           Company     Guarantors   Guarantors      Eliminations    Total
                           ---------   ----------   -------------   ------------  ---------
Net sales                  $ 130,267   $   92,517   $       3,930   $     (3,930) $ 222,784
Cost of sales                 91,026       43,474              --             --    134,500
                           ---------   ----------   -------------   ------------  ---------
Gross profit                  39,241       49,043           3,930         (3,930)    88,284
                           ---------   ----------   -------------   ------------  ---------
Selling, general and
 administrative costs         59,994       55,751              82         (3,930)   111,897
Depreciation and
 amortization                  4,945        2,639           1,117             --      8,701
                           ---------   ----------   -------------   ------------  ---------
(Loss) income from
 operations                  (25,698)      (9,347)          2,731             --   (32,314)
Other (expense) income:
  Interest (expense)
   income                     (9,790)      (1,126)          1,081             --    (9,835)
  Debt extinguishment
   charges                    (3,874)          --              --             --    (3,874)
  Other                       (7,181)      (2,589)           (313)        10,075        (8)
                           ---------   ----------   -------------   ------------  ---------
(Loss) income before
 income taxes                (46,543)     (13,062)          3,499         10,075   (46,031)
(Benefit from) provision
 for income taxes            (14,700)         512              --             --   (14,188)
                           ---------   ----------   -------------   ------------ ---------
Net (loss) income          $ (31,843)  $  (13,574)  $       3,499   $     10,075 $ (31,843)
                           =========   ==========   =============   ============ =========



Statement of Operations                    Five Months Ended June 30, 2004
                           -----------------------------------------------------------------
                                                    11 3/4% Senior
                                                    Subordinated
                                                    Notes
                           Company     Guarantors   Guarantors      Eliminations    Total
                           ---------   ----------   -------------   ------------  ---------
Net sales                  $ 130,267   $   92,517   $       3,966   $     (3,966) $ 222,784
Cost of sales                 91,026       43,474              --             --    134,500
                           ---------   ----------   -------------   ------------  ---------
Gross profit                  39,241       49,043           3,966         (3,966)    88,284
                           ---------   ----------   -------------   ------------  ---------
Selling, general and
 administrative costs         59,994       55,789              80         (3,966)   111,897
Depreciation and
 amortization                  4,945        2,637           1,119             --      8,701
                           ---------   ----------   -------------   ------------  ---------
(Loss) income from
 operations                  (25,698)      (9,383)          2,767             --   (32,314)
Other (expense) income:
 Interest (expense)
  income                      (9,790)       5,772          (5,817)            --    (9,835)
 Debt extinguishment
  charges                     (3,874)          --              --             --    (3,874)
 Other                        (7,181)      (2,589)           (313)        10,075        (8)
                           ---------   ----------   -------------   ------------ ---------
Loss before income taxes     (46,543)      (6,200)         (3,363)        10,075   (46,031)
(Benefit from) provision
 for income taxes            (14,700)         362             150             --   (14,188)
                           ---------   ----------   -------------   ------------ ---------
Net loss                   $ (31,843)  $   (6,562)  $      (3,513)  $     10,075 $ (31,843)
                           =========   ==========   =============   ============  =========


                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations                    Five Months Ended June 28, 2003
                           -----------------------------------------------------------------
                                                    11 3/4% Senior
                                                    Subordinated
                                                    Notes
                           Company     Guarantors   Guarantors      Eliminations    Total
                           ---------   ----------   -------------   ------------  ---------
Net sales                  $ 121,908   $   83,293   $       3,921   $     (3,921) $ 205,201
Cost of sales                 92,082       38,266              --             --    130,348
                           ---------   ----------   -------------   ------------  ---------
Gross profit                  29,826       45,027           3,921         (3,921)    74,853
                           ---------   ----------   -------------   ------------  ---------
Selling, general and
 administrative costs         51,372       48,234            (192)        (3,921)    95,493
Depreciation and
 amortization                  5,360        2,194             889             --      8,443
                           ---------   ----------   -------------   ------------  ---------
(Loss) income from
 operations                  (26,906)      (5,401)          3,224             --   (29,083)
Other (expense) income:
 Interest expense            (11,148)        (787)         (5,051)            --   (16,986)
 Other                        (8,131)         388          (1,337)         9,232       152
                           ---------   ----------   -------------   ------------ ---------
Loss before income taxes     (46,185)      (5,800)         (3,164)         9,232   (45,917)
(Benefit from) provision
 for income taxes            (13,444)         293             (25)            --   (13,176)
                           ---------   ----------   -------------   ------------ ---------
Net loss                   $ (32,741)  $   (6,093)  $      (3,139)  $      9,232 $ (32,741)
                           =========   ==========   =============   ============ =========


                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Statement of Cash Flows                    Five Months Ended June 30, 2004
                           -------------------------------------------------------------
                                                  7 3/4% Senior
                                                  Subordinated
                                                  Notes
                           Company    Guarantors  Guarantors     Eliminations    Total
                           ---------  ----------  -------------  ------------  ---------
OPERATING ACTIVITIES:
Net cash (used in)
 provided by operating
 activities                $ (30,933) $  (17,529) $      1,867    $        4   $ (46,591)
                           ---------  ----------  -------------  ------------  ---------
INVESTING ACTIVITIES:
 Additions to property and
  equipment                   (1,892)     (2,266)           --            --      (4,158)
 Proceeds from disposals
  of property and
  equipment                       20          --            --            --          20
                           ---------  ----------  -------------  ------------  ---------
Net cash used in investing
 activities                   (1,872)     (2,266)           --            --      (4,138)
                           ---------  ----------  -------------  ------------  ---------
FINANCING ACTIVITIES:
 Proceeds from short-term
  debt                        65,900          --            --            --      65,900
 Payments on long-term
  debt                       (89,441)         --            --            --     (89,441)
 Proceeds from the exercise
  of stock options             4,085          --            --            --       4,085
 Proceeds from the issuance
  of Common stock              4,163          --            --            --       4,163
 Proceeds form the issuance
  of common stock under
  employee stock purchase
  plan                           474         174            --            --         648
 Repurchase of common stock     (435)         --            --            --        (435)
 Net change in intercompany
  obligations                (13,596)     15,483        (1,883)           (4)         --
                           ---------  ----------  -------------  ------------  ---------
Net cash (used in) provided
 by financing activities     (28,850)     15,657        (1,883)           (4)    (15,080)
                           ---------  ----------  -------------  ------------  ---------
Effect of exchange rate
 changes on cash and
 cash equivalents                216          --            --            --         216
Net decrease in cash and
 cash equivalents            (61,439)     (4,138)          (16)           --     (65,593)


Cash and cash equivalents
 at beginning of period       68,690      20,340            57            --      89,087
                           ---------  ----------  -------------  ------------  ---------
Cash and cash equivalents
 at end of period          $   7,251  $   16,202  $         41   $        --   $  23,494
                           =========  ==========  ============   ===========   =========

                              - 21 -



                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Statement of Cash Flows                    Five Months Ended June 30, 2004
                           -------------------------------------------------------------
                                                  11 3/4% Senior
                                                  Subordinated
                                                  Notes
                           Company    Guarantors  Guarantors     Eliminations    Total
                           ---------  ----------  -------------  ------------  ---------
OPERATING ACTIVITIES:
Net cash used in
 operating activities      $ (30,933) $  (10,655) $      (5,007)  $        4   $ (46,591)
                           ---------  ----------  -------------  ------------  ---------
INVESTING ACTIVITIES:
 Additions to property
  and equipment               (1,892)     (2,266)            --           --      (4,158)
 Proceeds from disposals
  of property and
  equipment                       20          --             --           --          20
                           ---------  ----------  -------------  ------------  ---------
Net cash used in
 investing activities         (1,872)     (2,266)            --           --      (4,138)
                           ---------  ----------  -------------  ------------  ---------
FINANCING ACTIVITIES:
 Proceeds from short-term
  debt                        65,900          --             --           --      65,900
 Payments on long-term
  debt                       (89,441)         --             --           --     (89,441)
 Proceeds from the exercise
  of stock options             4,085          --             --           --       4,085
 Proceeds from the issuance
  of Common stock              4,163          --             --           --       4,163
 Proceeds form the issuance
  of common stock under
  employee stock purchase
  plan                           474         174             --           --         648
 Repurchase of common stock     (435)         --             --           --        (435)
 Net change in intercompany
  obligations                (13,597)      8,622          4,979           (4)         --
                           ---------  ----------  -------------  ------------  ---------
Net cash (used in)
 provided by financing
 activities                  (28,851)      8,796          4,979           (4)    (15,080)
                           ---------  ----------  -------------  ------------  ---------
Effect of exchange rate
 changes on cash and
 cash equivalents                216          --             --           --         216
Net decrease in cash and
 cash equivalents            (61,440)     (4,125)           (28)          --     (65,593)
Cash and cash equivalents
 at beginning of period       68,691      20,338             58           --      89,087
                           ---------  ----------  -------------  ------------  ---------
Cash and cash equivalents
 at end of period          $   7,251  $   16,213  $          30   $       --   $  23,494
                           =========  ==========  =============  ============  =========

                              - 22 -



                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows                    Five Months Ended June 28, 2003
                          -------------------------------------------------------------
                                                   11 3/4% Senior
                                                   Subordinated
                                                   Notes
                          Company      Guarantors  Guarantors     Eliminations    Total
                          ----------   ----------  -------------  ------------  ---------
OPERATING ACTIVITIES:
Net cash provided by
 (used in) operating
 activities               $  176,016   $(253,338)  $      5,539    $       --   $ (71,783)
                          ----------   ---------   ------------   ------------  ---------
INVESTING ACTIVITIES:
 Additions to property
  and equipment               (2,076)     (1,994)            --            --      (4,070)
                          ----------   ---------   ------------   ------------  ---------
Net cash used in
 investing activities         (2,076)     (1,994)            --            --      (4,070)
                          ----------   ---------   ------------   ------------  ---------
FINANCING ACTIVITIES:
 Payments on short-term
  debt                        84,691          --             --            --      84,691
 Payments on long-term
  debt                       (13,044)         --             --            --     (13,044)
 Proceeds from the
  exercise of stock
  options                         32          --             --            --          32
 Repurchase of common
  stock                         (264)         --             --            --        (264)
 Net change in
  intercompany obligations  (246,827)    252,034         (5,207)           --          --
                          ----------   ---------   ------------   ------------  ---------
Net cash (used in)
 provided by financing
 activities                 (175,412)    252,034         (5,207)           --      71,415
                          ----------   ---------   ------------   ------------  ---------
Effect of exchange rate
 changes on cash and
 cash equivalents                300          --             --            --         300
Net (decrease) increase
 in cash and cash
 equivalents                  (1,172)     (3,298)           332            --      (4,138)
Cash and cash equivalents
 at beginning of period        7,848      14,793             22            --      22,663
                          ----------   ---------   ------------   ------------  ---------
Cash and cash equivalents
 at end of period         $    6,676   $  11,495   $        354    $       --   $  18,525
                          ==========   =========   ============   ============  =========

           [Remainder of Page Intentionally Left Blank]

                    ELIZABETH ARDEN, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    RELATED PARTY TRANSACTION

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

NOTE 13.    STATEMENT OF CASH FLOW -- SUPPLEMENTAL INFORMATION

The Company incurred the following non-cash financing and investing activities:

(Amounts in thousands)                   Five Months Ended
                                        --------------------
                                        June 30,    June 28,
                                          2004        2003
                                        --------    --------
Accretion on Series D Convertible
 Preferred Stock                        $    762    $  1,626
                                        ========    ========
Conversion of Series D Convertible
 Preferred Stock (See Note 9)
   Accelerated accretion                  19,090          --
                                        ========

   Conversion to Common Stock              7,070          --
   Accreted dividends not paid on
    Series D Convertible Preferred
    Stock                                  4,484          --
                                        --------
   Conversion of Series D Convertible
    Preferred Stock                       11,554          --
                                        ========
Issuance of restricted stock, net of
 forfeitures from prior grants             4,542         557

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In connection with the safe harbor provisions of the private securities litigation reform act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this transition report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence; the impact of competitive products and pricing; risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, political instability in certain regions of the world, and diseases affecting customer purchasing patterns; our ability to launch new products and implement our growth strategy; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes; our customers' financial condition; our ability to access capital for acquisitions; changes in product mix to less profitable products; the retention and availability of key personnel; the assumptions underlying our critical accounting estimates; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for the majority of our supply of certain products; changes in the retail, fragrance and cosmetic industries; our ability to protect our intellectual property rights; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

      Our operations have historically been seasonal, with higher sales generally occurring during the first half of the fiscal year (July through December) as a result of increased demand by retailers in anticipation of, and during, the holiday season. During the twelve months ended June 30, 2004, approximately 60%of our net sales were made during those months. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

      We experience seasonality in our working capital, with peak inventory from June to September and peak receivable balances from September to January. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of November, December and January of each year, significant cash is normally generated as customer payments on holiday season orders are received.

OVERVIEW

      On June 2, 2004, our board of directors approved a change in our fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers' retail calendars. Accordingly, the financial statements are presented for the transition period ended
June 30, 2004 and the comparable five-month period ended June 28, 2003.

      For the five months ended June 30, 2004, net sales increased 8.6% compared to the five months ended June 28, 2003 as a result of increased sales to U.S. mass retail accounts, the favorable impact of foreign currency rates and new product launches, including a new Elizabeth Arden fragrance, Elizabeth Arden Provocative Woman. Net sales were reduced by increased in-store promotional costs and lower sales to a U.S. department store account due largely to a change in that account's merchandising strategy in the fragrance category. Selling, general and administrative expenses increased 19.2% during the five months ended June 30, 2004 compared to the five months ended June 28, 2003 as a result of additional advertising to support new product launches, including the use of television and print advertising for the Elizabeth Arden Provocative Woman launch and the skinsimple launch, higher brand development costs, including costs related to the development of the Curious Britney Spears fragrance which is scheduled to launch in U.S. department stores in the fall of 2004, and the adverse impact of foreign currency rates. During the five months ended June 30, 2004, interest expense decreased by $7.2 million as a result of our debt refinancing activities. The increase in advertising and promotional activities was funded with a portion of the savings in interest expense. We anticipate continuing to use savings in interest expense to fund brand development and working capital requirements during the fiscal year ended June 30, 2005. For the five months ended June 30, 2004, we incurred debt extinguishment charges of $3.9 million associated with the redemption of the remaining $84.3 million aggregate principal amount 10 3/8% senior notes due 2007 in February 2004. In addition, net loss attributable to common shareholders for the five months ended June 30, 2004 increased due to non-cash charges aggregating $19.1 million related to the accelerated accretion of the remaining shares of the Series D convertible preferred stock, which were converted into common stock by an affiliate of Unilever in April and June 2004 and sold in a public offering in June 2004. As a result of the conversion of the remaining shares of the Series D convertible preferred stock, no shares of Series D convertible preferred stock remain outstanding, and we no longer will be required to pay dividends or incur charges associated with the accelerated accretion on the Series D convertible preferred stock.

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

      Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment is determining the fair values and useful lives of intangible assets. To assist in this process, we often obtain appraisals from independent valuation firms for certain intangible assets.

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

      We have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the five months ended June 30, 2004, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

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

      STOCK-BASED COMPENSATION. We account for our stock-based compensation under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net loss and net loss per common share for the five months ended June 30, 2004 and June 28, 2003 is set forth in Note 3 to the Notes to Unaudited Consolidated Financial Statements.

      PERFORMANCE ACCELERATED RESTRICTED STOCK ("PARS"). PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if our total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS are recorded as unearned deferred compensation in shareholders' equity at the market value on the date of grant and will be amortized over a six-year vesting period for the first two years following the date of grant but may be accelerated after two years based on our probability of exceeding the total shareholder return of the median of the companies comprising the Russell 2000 Index. As a result of our total shareholder return exceeding the median of the companies comprising the Russell 2000 Index over the past two-year period from the date the PARS were granted, we are accelerating the amortization based on the likelihood that accelerated vesting will occur on the third anniversary of the date of the grant. The anticipated amortization expense is expected to be approximately $2.6 million during the fiscal year ended June 30, 2005.

      PERFORMANCE-BASED RESTRICTED STOCK. The performance-based restricted stock will vest as to one third of the stock granted on each of the first, second and third full annual fiscal years following the date of grant, but only if the person receiving the grant is employed by us at the time of vesting and we achieve a cumulative annualized increase in earnings per share of 10%, excluding any one-time or extraordinary events (as determined by the compensation committee of the board of directors), and after giving effect to any stock splits or other recapitalizations. The restricted stock is recorded as unearned deferred compensation in shareholders' equity, is marked to market during each quarterly reporting period and is amortized over the three-year vesting period.

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

RESULTS OF OPERATIONS

      The following discussion compares the historical results of operations for five months ended June 30, 2004 and June 28, 2003. Results of operations are in thousands and as a percentage of net sales, were as follows (percentages may not add due to rounding):

                                    June 30, 2004          June 28, 2003
                                 -------------------    -------------------
Net sales                        $  222,784   100.0%    $  205,201   100.0%
Cost of sales                       134,500    60.4        130,348    63.5
  Gross profit                       88,284    39.6         74,853    36.5
Selling, general and
 administrative expenses            111,897    50.2         95,493    46.5
Depreciation and amortization         8,701     3.9          8,443     4.1
Loss from operations                (32,314)  (14.5)       (29,083)  (14.2)
Interest expense, net                (9,835)   (4.4)       (16,986)   (8.3)
Debt extinguishment (charges)
 gain                                (3,874)   (1.7)           123     0.1
Other (expense) income                   (8)   (0.0)            29     0.0
Loss before income taxes            (46,031)  (20.7)       (45,917)  (22.4)
Benefit from income taxes           (14,188)   (6.4)       (13,176)   (6.4)
Net loss                            (31,843)  (14.3)       (32,741)  (16.0)
Accretion and dividend on
 preferred stock                        762     0.3          1,626     0.8
Accelerated accretion on
 converted preferred stock           19,090     8.6             --     0.0
Net loss attributable to
 common shareholders             $  (51,695)  (23.2)%   $  (34,367)  (16.7)%

Other data:
EBITDA and EBITDA margin (1)     $  (27,495)  (12.3)%   $  (20,488)  (10.0)%

(1) For a definition of EBITDA and a reconciliation of net loss to EBITDA, see "EBITDA" under Results of Operations - Five Months Ended June 30, 2004
Compared to Five Months Ended June 28, 2003.  EBITDA margin represents
EBITDA divided by net sales.

FIVE MONTHS ENDED JUNE 30, 2004 COMPARED TO FIVE MONTHS ENDED JUNE 28, 2003

      NET SALES. Net sales increased approximately 8.6% for the five months ended June 30, 2004 over the five months ended June 28, 2003. The sales increase was driven by increased fragrance sales to our mass retail customers, the favorable impact of foreign currency rates, new product launches, including the launch of the Elizabeth Arden Provocative Woman fragrance, and improvement in the travel retail business, which was adversely affected by the SARS epidemic in the prior year. The increase in net sales was partially offset by lower sales to a U.S. department store account due to a change in that account's merchandising strategy in the fragrance category and an increase in in-store support costs at U.S. department stores associated with the new fragrance launch.

      GROSS PROFIT. Gross profit increased 17.9% for the five months ended June 30, 2004 over the five months ended June 28, 2003. The increase in gross profit was principally due to a greater proportion of sales of owned and licensed brands, which have higher gross margins than distributed brands, higher net sales, the favorable impact of foreign currency rates and lower supply chain and distribution costs. Gross margin increased to 39.6% for the five months ended June 30, 2004 from 36.5% for the five months ended June 28, 2003.

      SG&A. Selling, general and administrative expenses increased 17.2% for the five months ended June 30, 2004 over the five months ended June 28, 2003. The increase was principally due to the adverse impact of foreign currency rates, additional advertising to support new product launches, including the use of television and print advertising for the Elizabeth Arden Provocative Woman and skinsimple launches, higher product development costs, additional costs associated with our change in fiscal year end and a $1.3 million restructuring charge related to the consolidation of our U.S. distribution facilities, which was announced in November 2003 and was substantially completed by March 2004.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 3.1% for the five months ended June 30, 2004, compared to the five months ended June 28, 2003, principally as a result of the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the closing of the distribution operations at this facility, partially offset by certain intangibles that were fully amortized at the end of fiscal
2004.

      INTEREST EXPENSE. Interest expense, net of interest income, decreased by 42.1% for the five months ended June 30, 2004 in comparison to the five months ended June 28, 2003. The decrease resulted from lower interest rates on our long-term debt due to refinancing activities in fiscal 2004 and February 2004, and reduced borrowings and lower interest rates paid under our credit facility.

      DEBT EXTINGUISHMENT COSTS. During the five months ended June 30, 2004, we recorded $3.9 million of debt extinguishment charges relating to the February 2004 redemption of $84.3 million aggregate principal amount of the 10 3/8% senior notes. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

      BENEFIT FROM INCOME TAXES. The benefit from income taxes increased by $1.5 million for the five months ended June 30, 2004, as compared to the five months ended June 28, 2003, reflecting higher operating losses, debt extinguishment charges, and a higher tax rate, partially offset by lower interest expense. The benefit from income taxes also includes federal, state and foreign deferred income taxes of approximately $15.1 million that occurred as a result of timing differences associated with the change in fiscal year end. The effective tax rate calculated as a percentage of loss before income taxes for the five months ended June 30, 2004 was 30.8% compared to 28.7% for the five months ended June 28, 2003. The change in the effective tax rate as compared to the prior year primarily reflects an expected increase in U.S. taxable income relative to consolidated income, primarily due to lower interest expense.

      NET LOSS. Net loss for the five months ended June 30, 2004 decreased by approximately $0.9 million as compared to the five months ended June 28, 2003. The decrease was a result of lower interest expense and a higher income tax benefit, partially offset by the debt extinguishment and restructuring charges and a higher loss from operations.

      ACCRETION AND DIVIDEND ON PREFERRED STOCK. Accretion and dividend on preferred stock decreased by 53.1% as a result of the conversions of Series D convertible preferred stock that occurred in October 2003,

April 2004 and June 2004. The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock.

      ACCELERATED ACCRETION ON CONVERTED PREFERRED STOCK. We recorded the final non-cash accelerated accretion charges on the Series D convertible preferred stock of $19.1 million as a result of the April 2004 and June 2004 conversions of the Series D convertible preferred stock into common stock by an affiliate of Unilever. No further accretion and dividend charges related to the Series D convertible preferred stock will be taken as a result of such conversions. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

      NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. In the five months ended June 30, 2004, the net loss attributable to common shareholders increased by $17.3 million compared to the five months ended June 28, 2003, principally due to $19.1 million of non-cash accelerated accretion charges on the Series D convertible preferred stock converted into common stock in April 2004 and June 2004 and $5.1 million of debt extinguishment and restructuring charges, partially offset by a decrease in interest expense of $7.2 million and an increase in gross profit. The impact of the accelerated accretion charges associated with the conversions of our Series D convertible preferred stock into common stock and the debt extinguishment and restructuring charges caused our diluted net loss per share for the five months ended June 30, 2004 to increase by $0.89 per share.

      EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by 34.2% for the five months ended June 30, 2004, as compared to the five months ended June 28, 2003. The decrease in EBITDA was primarily the result of the debt extinguishment and restructuring charges, and higher selling, general and administrative expenses.

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



      The following is a reconciliation of net loss, as determined in accordance with generally accepted accounting principles, to EBITDA:

         (Amounts in thousands)               Five Months Ended
                                           ------------------------
                                            June 30,      June 28,
                                              2004          2003
                                           ---------      ---------
         Net loss                          $ (31,843)     $ (32,741)
         Plus:
           Benefit from income taxes         (14,188)       (13,176)
           Interest expense, net               9,835         16,986
           Depreciation and amortization       8,701          8,443
                                           ---------      ---------
             EBITDA                        $ (27,495)(1)  $ (20,488)(2)
                                           =========      =========

         (1) For the five months ended June 30, 2004, EBITDA includes debt extinguishment and restructuring charges of approximately $3.9 million and $1.3 million, respectively.

         (2) For the five months ended June 28, 2003, EBITDA includes a debt extinguishment gain of $0.1 million.

FINANCIAL CONDITION

         (Amounts in thousands)                    Five Months Ended
                                                ------------------------
                                                 June 30,      June 28,
                                                   2004          2003
                                                ---------      ---------
   Net cash used in operating activities        $ (46,591)     $ (71,483)
   Net cash used in investing activities           (4,138)        (4,070)
   Net cash (used in) provided by
    financing activities                          (15,080)        71,415
   Net decrease in cash and cash equivalents      (65,593)        (4,138)

     CASH FLOWS.    Net cash used in operating activities decreased 34.8% for
the five months ended June 30, 2004 as compared to the five months ended June 28, 2003. The decrease for the five months ended June 30, 2004 was primarily due to lower interest expense, a decrease in accounts receivable resulting from improved collection efforts, a lower increase in prepaid expenses and other costs and an increase in accounts payable and other payables and accrued expenses.

     Net cash used in financing activities increased by $86.5 million for the five months ended June 30, 2004 as compared to five months ended June 28, 2003. The increase in net cash used in financing activities for the five months ended June 30, 2004 was primarily due to the February 2004 redemption of $84.3 million principal amount of the 10 3/8% senior notes due 2007 utilizing the net proceeds derived from the sale of $225.0 million of 7 3/4% senior subordinated notes in January 2004 and $18.8 million in decreased borrowings outstanding under the revolving credit facility as compared to the prior period due to improved cash flows from operations. This was partially offset by approximately $8.3 million in proceeds from the exercise of stock options, and the issuance of common stock in a public offering and under the employee stock purchase plan.


     FUTURE LIQUIDITY AND CAPITAL NEEDS. Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, additional brand acquisitions or product distribution arrangements, capital expenditures and debt service. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

     We have a revolving bank credit facility with a syndicate of banks that matures in January 2006. Our borrowings under this facility are limited to a "borrowing base," calculated based on 85% of eligible accounts receivable and 75% of eligible inventories (65% from November 16 to May 15). The borrowings are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. The credit facility prohibits the payment of cash dividends and the incurrence of debt (other than refinancing and certain small amounts of indebtedness). The credit facility also has a requirement that we maintain a fixed charge coverage ratio of 1.1:1 if average borrowing availability under the facility declines to less than $50 million. In addition, the indenture pursuant to which our 7 3/4% senior subordinated notes are issued restricts the incurrence of debt (other than refinancing indebtedness and certain other indebtedness) and the payment of dividends subject to satisfaction of a fixed charge coverage ratio and net income tests.

     On February 25, 2004, we executed an amendment to our credit facility. This amendment included a reduction in the range of interest rates included in the applicable margin, which is added to either LIBOR-based rates or prime rates, at our option and based upon the amount of our outstanding loan balance that we have placed in LIBOR and prime rate-based loans. The interest rates included in the applicable margin were reduced by 0.25% to a range of 2.00% to 2.75% for LIBOR loans and to a range of 0.25% to 1.00% for prime rate loans and are now based on a fixed charge coverage ratio instead of a ratio of consolidated debt to EBITDA. As of January 31, 2004, the applicable margin was 2.75% for LIBOR loans and 1.00% for prime rate loans. As of June 30, 2004, the applicable margin was 2.25% for LIBOR loans and 0.50% for prime rate loans. The amendment also included a 0.125% reduction in the lower end of the range of the commitment fee on the unused portion of the credit facility to a range of 0.25% to 0.5% per year based on a debt service ratio. At June 30, 2004, the commitment fee was 0.375%. On June 2, 2004, we entered into an amendment to our credit facility to adjust certain covenants for the change in fiscal year end. See Note 6 to Notes to Unaudited Consolidated Financial Statements.

     Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, however, we may not remain in compliance with the fixed charge covenant and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of June 30, 2004, we had $65.9 million outstanding under our credit facility and $56.2 million of availability, as well as $23.5 million in cash and cash equivalents.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that will be adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The effect of the adoption of FIN 46 and FIN 46R was immaterial to our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     As of June 30, 2004, we had $65.9 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

FOREIGN CURRENCY RISK

     We sell our products in approximately 90 countries around the world. During the five months ended June 30, 2004 and the five months ended June 28, 2003, we derived approximately 42% and 41%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skincare and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" on our consolidated balance sheets.

     In March 2004, we entered into foreign currency contracts of one to five months duration for 9.6 million Euros and 5.6 million British pounds and, in June 2004, we entered into foreign currency contracts of one to eight months duration for 7.3 million Euros and 4.3 million British pounds to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each foreign currency option contract as a cash flow hedge. The unrealized gain, net of taxes, at June 30, 2004 associated with these contracts of $111,000 is included in accumulated other comprehensive income. We intend to only enter into foreign currency contracts that qualify for hedge accounting and, therefore, the gains and losses will only be recognized in earnings in the period in which the contracts expire. We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

     The Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this transition report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, except as described below, as of the Evaluation Date, the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the course of the preparing of our consolidated financial statements for the five month transition period ended June 30, 2004, management determined, and our independent auditors, PricewaterhouseCoopers LLP, confirmed, the existence of a material weakness in internal controls relating to the valuation of ending inventory of a foreign subsidiary. The material weakness relates to the lack of a reconciliation process to verify the recorded inventory value at this subsidiary. The ultimate effect of the adjustments that resulted from this matter was not material to our consolidated financial statements.

     Management's corrective actions and procedures to address the identified condition include: establishing a monthly reconciliation process to verify inventory valuation; reviewing and approving the reconciliation process by senior financial management; and implementing revised accounting policies and procedures relating to the valuation of this inventory.

     In March 2004, we completed the consolidation and modification of the primary United States order processing and fulfillment systems as part of the consolidation of our United States distribution and warehouse operations into our newly expanded facility in Roanoke, Virginia. This consolidation and modification required a change in our internal control over financial reporting. Based on our recent evaluation of these changes, there are no significant deficiencies or material weaknesses in the design or the operations of these systems and internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On June 30, 2004, we settled a breach of contact action filed in December 2000 by Adenat, Inc., a Canadian customer of Unilever. Adenat filed suit in the Ontario, Canada Superior Court of Justice against a number of Unilever affiliates, our company and several individuals, including officers of Unilever and our company who were subsequently removed from the case. Adenat alleged that Unilever breached contractual obligations owed to Adenat and that we interfered in that relationship. Adenat sought to enjoin the termination of the alleged distribution agreement by Unilever and sought compensatory damages of Canadian $55 million (approximately US $41 million at January 31, 2004) against each of Unilever and us, plus punitive damages of Canadian $35 million (approximately US $26 million at January 31, 2004). We did not pay or receive any amounts to settle the case.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     This table provides information with respect to purchases by the Company of shares of its Common Stock during the five months ended June 30, 2004:

                  Issuer Purchases of Equity Securities

                                (a)           (b)         (c)            (d)
                            ------------    -------    -----------   -------------
                                                       Total
                                                       Number        Approximate
                                                       Purchased     Dollar Value
                                                       as Part of    that May Yet
                            Total           Average    Publicly      Be Purchased
                            Number of       Price      Announced     Under the
                            Shares          Per        Plans or      Plans or
Period                      Purchased(1)    Share      Programs      Programs(2)
------------------------    ------------    -------    -----------   -------------
February 1, 2004 through
March 6, 2004                          0    $     0              0   $   2,179,389

March 7, 2004 through
April 3, 2004                          0    $     0              0   $   2,179,389

April 4, 2004 through
May 1, 2004                       20,226    $ 21.50              0   $   1,744,530

May 2, 2004 through
June 5, 2004                           0    $     0              0   $   1,744,530

June 6, 2004 through
June 30, 2004                          0    $     0              0   $   1,744,530
                            ------------    -------    -----------   -------------
      Total                       20,226    $ 21.50              0   $   1,744,530
                            ============    =======    ===========   =============

(1) Reflects deemed surrender to the Company of shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under the Elizabeth Arden, Inc. 2000 Stock Incentive Plan.

(2)  In January 2000, the Company's board of directors approved and publicly announced a common stock repurchase program to purchase up to $10 million of the
Company's common stock (the "2000 Stock Purchase Program").  Amounts reflect the remaining maximum dollar value of shares that may be purchased under the 2000 Stock
Purchase Program.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on June 22, 2004, in Miami Lakes, Florida.

(b) The following directors were elected at the Annual Meeting effective June 23, 2004:

        E. Scott Beattie
        Fred Berens
        George Dooley
        Richard C.W. Mauran
        William M. Tatham
        J. W. Nevil Thomas

(c)  The shareholders voted at the Annual Meeting on the following matters:

     1. The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

                                              Votes Cast
                                       ------------------------
                                                     Against or
                                          For         Withheld
                                       ----------    ----------
               E. Scott Beattie        22,815,352       939,080
               Fred Berens             22,792,842       961,590
               George Dooley           23,228,746       525,686
               Richard C.W. Mauran     22,855,894       898,538
               William M. Tatham       23,292,414       462,318
               J. W. Nevil Thomas      22,792,684       961,748

     2. The vote on the approval of the 2004 Stock Incentive Plan was as follows:

                                         Votes Cast
                    ----------------------------------------------------
                                  Against or      Broker
                        For        Withheld     Non-Votes    Abstentions
                    ----------    ----------    ---------    -----------
                    14,092,609     7,940,826    1,715,509          5,488



    3. The vote on the approval of the 2004 Non-Employee Director Stock Option Plan was as follows:

                                         Votes Cast
                    ----------------------------------------------------
                                  Against or      Broker
                        For        Withheld     Non-Votes    Abstentions
                    ----------    ----------    ---------    -----------
                    15,010,223     7,018,203    1,715,509         10,497

    4. The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors for fiscal 2005 was as follows:

                                         Votes Cast
                    ----------------------------------------------------
                                  Against or      Broker
                        For        Withheld     Non-Votes    Abstentions
                    ----------    ----------    ---------    -----------
                    22,948,953     803,179              0          2,300

ITEM 5.    OTHER INFORMATION

FISCAL 2005 SHAREHOLDERS' PROPOSALS AND NOMINATIONS OF BOARD MEMBERS

     As a result of the change in our fiscal year from January 31 to June 30, our 2005 annual meeting of shareholders is scheduled to change by more than 30 days. If a shareholder intends to present a proposal for action at the 2005 annual meeting of shareholders and wishes to have that proposal considered for inclusion in our proxy materials in reliance on Rule 14a-8 under the Securities Exchange Act of 1934, as amended, the proposal must be submitted in writing and received by the secretary of the Company by June 15, 2005. The proposal must also meet the other requirements of the rules of the Securities and Exchange Commission relating to shareholder proposals.

     Proposals and nominations should be addressed to: Secretary, Elizabeth Arden, Inc., 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014.


                 [Remainder of Page Intentionally Left Blank]

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

  3.2       Amended and Restated By-laws of the Company.

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

  4.6 Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

  4.7       Amended and Restated Security Agreement dated as of January 29,
            2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's
            Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

  10.1      2004 Stock Incentive Plan (incorporated herein by reference to
            Annex E filed as part of the Company's Proxy Statement on May 14,
            2004 (Commission File No. 1-6370)).

  10.2 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Annex F filed as part of the Company's Proxy
            Statement on May 14, 2004 (Commission File No. 1-6370)).

  10.3 Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 10-Q for the quarter ended July 26, 2003 (Commission File No. 1-6370)).

  10.4 Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company's Registration
            Statement on Form S-8 dated July 7, 1999 (Commission File No.
            1-6370)).


                              - 38 -


Exhibit
Number                                  Description
-------     ----------------------------------------------------------------
 10.5       Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 filed as a part of the Company's Form
            10-Q for the quarter ended April 26, 2003 (Commission File No.
            1-6370)).

 10.6 Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership
            (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

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

     On June 3, 2004, we filed a current report on Form 8-K dated June 2, 2004, (i) that filed under Item 8 a press release announcing that our board of directors approved a change in our fiscal year from January 31 to June 30 effective June 30, 2004, and (ii) furnished under Item 12 the press release announcing the financial results for our first quarter ended May 1, 2004 and which provided net sales and diluted earnings per share guidance for the twelve months ended January 31, 2005.

     On June 16, 2004, we filed a current report on Form 8-K/A dated June 15, 2004, that filed under Item 5 a press release announcing the closing of a public offering by certain selling shareholders and the Company of 2,549,723 shares of our common stock at $19.50 per share.

     On June 23, 2004, we filed a current report on Form 8-K dated June 22, 2004, that furnished under Item 9, the results of voting at the our annual meeting of shareholders held on June 22, 2004.

     On June 28, 2004, we filed a current report on Form 8-K dated June 25, 2004, that disclosed under Item 9, the closing of the exchange offer of our 7 3/4% Senior Subordinated Notes due 2014 for an equal aggregate principal amount of such notes with substantially identical terms but that were registered under the Securities Act of 1933, as amended on June 25, 2004.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ELIZABETH ARDEN, INC.
Date:  August 6, 2004               /s/ E. Scott Beattie
                                    --------------------
                                    E. Scott Beattie
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 6, 2004               /s/ Stephen J. Smith
                                    --------------------
                                    Stephen J. Smith
                                    Executive Vice President and Chief
                                     Financial Officer
                                    (Principal Financial and Accounting
                                     Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                  Description
-------     ----------------------------------------------------------------
  3.2       Amended and Restated By-laws of the Company.

 31.1       Section 302 Certification of Chief Executive Officer.

 31.2       Section 302 Certification of Chief Financial Officer.

  32        Section 906 Certification of the Chief Executive Officer and the
            Chief Financial Officer.