Form 10-Q
period 2004-09-30
ELIZABETH ARDEN INC
filed 2004-11-08
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2004

Common Stock, $.01 par value	28,343,257 shares

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	As of

	September 30,	June 30,
	2004	2004

ASSETS
Current Assets
Cash and cash equivalents	$20,532	$23,494
Accounts receivable, net	188,701	102,306
Inventories	303,987	258,638
Deferred income taxes	15,314	16,723
Prepaid expenses and other assets	15,272	15,914

Total current assets	543,806	417,075

Property and equipment, net	36,390	37,198

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	189,977	191,842
Debt financing costs, net	8,412	9,027
Deferred income taxes and other	8,541	8,544

Total other assets	206,930	209,413

Total assets	$787,126	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$152,000	$65,900
Accounts payable - trade	131,679	106,375
Other payables and accrued expenses	58,049	48,164
Current portion of long-term debt	--	4,764

Total current liabilities	341,728	225,203

Long-term debt	233,802	233,802
Other	2,977	2,621

Total long-term liabilities	236,779	236,423

Total liabilities	578,507	461,626

Commitments and contingencies (See Note 8)

Convertible, redeemable preferred stock, Series D, $.01 par value 559,873 shares authorized; no shares issued and outstanding	--	--

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 28,239,345 and 28,169,941 shares issued and outstanding, respectively	282	282
Additional paid-in capital	229,658	228,891
Accumulated deficit	(17,274)	(22,057)
Accumulated other comprehensive income	2,172	2,806
Unearned deferred compensation	(6,219)	(7,862)

Total shareholders' equity	208,619	202,060

Total liabilities and shareholders' equity	$787,126	$663,686

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30,	September 27,
	2004	2003

Net sales	$212,156	$198,985
Cost of sales (excludes depreciation of $666 and $925, respectively, included below)	122,645	120,736

Gross profit	89,511	78,249

Operating expenses:
Selling, general and administrative	70,959	60,820
Depreciation and amortization	5,533	5,112

Total operating expenses	76,492	65,932

Income from operations	13,019	12,317

Interest expense, net	5,985	10,474

Income before income taxes	7,034	1,843
Provision for income taxes	2,251	528

Net income	4,783	1,315
Accretion and dividend on preferred stock	--	1,003

Net income attributable to common shareholders	$4,783	$312

Net income per common share (See Note 2):
Basic	$0.17	$0.02

Diluted	$0.16	$0.02

Weighted average number of common shares:
Basic	27,340	18,033

Diluted	29,598	18,033

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders' Equity
	Shares	Amount

Balance at June 30, 2004	28,170	$282	$228,891	$(22,057)	$2,806	$(7,862)	$202,060

Issuance of common stock upon exercise of stock options	74	--	891	--	--	--	891

Other	--	--	(71)	--	--	--	(71)

Forfeitures of restricted stock	(5)	--	(53)	--	--	53	--

Amortization of unearned deferred compensation, net of forfeitures	--	--	--	--	--	1,590	1,590

Comprehensive income:
Net income	--	--	--	4,783	--	--	4,783
Foreign currency translations	--	--	--	--	(70)	--	(70)
Unrealized cash flow hedging loss, net of taxes	--	--	--	--	(564)	--	(564)

Total comprehensive income	--	--	--	4,783	(634)	--	4,149

Balance at September 30, 2004	28,239	$282	$229,658	$(17,274)	$2,172	$(6,219)	$208,619

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30,	September 27,
	2004	2003

Operating Activities:
Net income	$4,783	$1,315
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,533	5,112
Amortization of senior note offering costs and note premium	617	798
Amortization of unearned deferred compensation	1,590	690
Deferred income taxes	1,412	--
Changes in assets and liabilities:
Increase in accounts receivable	(86,395)	(63,425)
Increase in inventories	(45,349)	(11,813)
Increase in prepaid expenses and other assets	(202)	(930)
Increase in accounts payable	25,304	2,420
Increase in other payables and accrued expenses	10,241	9,177
Other	(118)	102

Net cash used in operating activities	(82,584)	(56,554)

Investing Activities:
Additions to property and equipment	(2,582)	(3,539)
Proceeds from disposals of property and equipment	--	3

Net cash used in investing activities	(2,582)	(3,536)

Financing Activities:
Proceeds from short-term debt	86,100	53,926
Payments on long-term debt	(4,764)	(71)
Proceeds from the exercise of stock options	891	1,330
Repurchase of common stock	--	(398)
Other	(71)	--

Net cash provided by financing activities	82,156	54,787

Effect of exchange rate changes on cash and cash equivalents	48	154

Net decrease in cash and cash equivalents	(2,962)	(5,149)
Cash and cash equivalents at beginning of period	23,494	18,525

Cash and cash equivalents at end of period	$20,532	$13,376

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$11,064	$10,671

Income taxes paid during the period	$943	$1,185

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

      On June 2, 2004, the Company's board of directors (the "Board") approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect the Company's business cycle and to enhance business planning relative to its customers' retail calendars. Accordingly, the financial statements are presented for the three-month period ended September 30, 2004 as compared to the three-month period ended September 27, 2003. The three-month period ended September 27, 2003 has one day less than the three-month period ended September 30, 2004.

      The unaudited consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (the "Annual Report") and the Company's Transition Report on Form 10-Q for the five-month transition period ended June 30, 2004 (the "Transition Report") filed with the Commission.

      The consolidated balance sheet of the Company as of June 30, 2004 is derived from the financial statements included in the Company's Transition Report. The consolidated financial statements presented are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year. Certain reclassifications were made to the prior years' consolidated financial statements and the accompanying footnotes.

NOTE 2.    INCOME PER SHARE

      Basic income per share is computed by dividing the net income attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options, warrants and convertible securities. Diluted income per share equals basic income per share for the three months ended September 27, 2003 as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following table represents the computation of net income per share (amounts in thousands except per share data):

	Three Months Ended

	September 30,	September 27,
	2004	2003

Basic
Net income attributable to common shareholders	$4,783	$312

Weighted average shares outstanding	27,340	18,033

Net income per basic share	$0.17	$0.02

Diluted
Net income attributable to common shareholders	$4,783	$312

Weighted average basic shares outstanding	27,340	18,033

Potential common shares - treasury method	2,258	--

Weighted average shares and potential dilutive shares	29,598	18,033

Net income per diluted share	$0.16	$0.02

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three months ended September 30, 2004 and September 27, 2003 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended

	September 30,	September 27,
	2004	2003

Number of shares	362,800	222,000

Range of exercise price	$21.60	$16.38-$20.64

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

      The Company accounts for its stock incentive plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation costs are required to be recognized for the periods presented. No employee stock-option compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income attributable to common shareholders and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock option compensation:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)	Three Months Ended

	September 30,	September 27,
	2004	2003

Net income attributable to common shareholders, as reported	$4,783	$312
Add: Restricted stock-based employee compensation cost, net of tax, currently included in net income	1,081	690
Less: Stock-based employee compensation expense, net of tax, determined under fair value-based method	1,969	2,133

Pro forma net income (loss) attributable to common shareholders	$3,895	$(1,131)

Net income (loss) per common share
Basic
As reported	$0.17	$0.02
Pro forma	$0.14	$(0.06)

Diluted
As reported	$0.16	$0.02
Pro forma	$0.13	$(0.06)

NOTE 4.    RECENT LEGISLATION

      In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a number of provisions that might affect the Company's future effective tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. Another significant provision replaces the extraterritorial income exclusion (ETI) with a domestic manufacturing deduction. To the extent the Company remits eligible dividends, it would have to record a provision for U.S. federal and state income taxes on the taxable portion of the remittance as no taxes have been previously provided. The Company is evaluating the impact the Act will have on its effective tax rate for fiscal 2005 and later years.

NOTE 5.    INVENTORIES

      The components of inventory were as follows:

	September 30,	June 30,
(Dollars in thousands)	2004	2004

Raw materials	$41,972	$49,373
Work in progress	18,357	35,938
Finished goods	243,658	173,327

Total	$303,987	$258,638

NOTE 6.    SHORT-TERM DEBT

      The Company has a revolving credit facility with a syndicate of banks, for which JP Morgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit (the "Credit Facility"). The Company entered into an amendment to the Credit Facility effective September 30, 2004 that extended the maturity of the Credit Facility to June 2009 from January 2006, reduced the interest rates and commitment fees based on the Company's debt service coverage ratio and enhanced the inventory component of the borrowing base. The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% from November 16 through May 15) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu,

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

or equal in right of payment, with the Company's remaining 11 3/4% Senior Secured Notes due 2011(the "11 3/4% Senior Notes") and rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

      The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($40 million from November 16 through May 15). No financial maintenance covenant was applicable for the three-month period ended September 30, 2004. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness) and limits the payment of dividends on the Company's Common Stock, repurchases of Common Stock and other distributions to common shareholders.

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the September 2004 amendment to the Credit Facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.50% to 2.25% from a range of 2.00% to 2.75% for LIBOR loans and to a range of 0% to .50% from a range of 0.25% to 1.00% for prime rate borrowings. As of September 30, 2004, the Applicable Margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from 0.25% to 0.375% per year. At September 30, 2004, the commitment fee was 0.30%.

      As of September 30, 2004, the Company had $152 million in outstanding borrowings under the Credit Facility, as compared with approximately $66 million in outstanding borrowings under the Credit Facility at June 30, 2004. As of September 30, 2004, the Company had approximately $219 million of eligible receivables and inventories available as collateral under the Credit Facility. Therefore, the Company had the full $200 million of borrowing capacity under the Credit Facility with a remaining availability of approximately $48 million. The Company includes the Credit Facility as short-term debt since it expects to repay outstanding borrowings during the third quarter (January through March) of its fiscal year.

NOTE 7.    LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

(Dollars in thousands)	September 30,	June 30,
Description	2004	2004

11 3/4% Senior Secured Notes due May 2011	$8,802	$8,802
7 3/4% Senior Subordinated Notes due January 2014	225,000	225,000
8.84% Miami Lakes Facility Mortgage Note due July 2004	--	4,764

Total	233,802	238,566
Less: Current portion of long-term debt	--	4,764

Long-term debt, net	$233,802	$233,802

      On July 1, 2004, the Company paid the remaining balance of $4.8 million plus accrued interest on the 8.84% Miami Lakes Facility Mortgage Note due July 2004.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

      The Company has commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $33.5 million through 2009.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In February 2004, the Company entered into an interest rate swap agreement to swap $50.0 million of the outstanding 7 3/4% Senior Subordinated Notes to a floating interest rate based on LIBOR. In the short term, this will provide the Company with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. The swap agreement matures in February 2014. The Company can terminate the swap agreement at its option at any time and the counter party can call the swap agreement any time after January 2009. The Company has designated the swap agreement as a fair value hedge.

      As of September 30, 2004, the Company had notional amounts of 24.6 million Euros and 13.1 million British pounds under foreign currency contracts that expire between October 30, 2004 and June 30, 2005 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each foreign currency option contract as a cash flow hedge. The unrealized loss, net of taxes, at September 30, 2004 associated with these contracts of approximately $0.6 million is included in accumulated other comprehensive income and the unrealized loss net of taxes incurred during the three months ended September 30, 2004 was approximately $0.6 million.

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

NOTE 9.    CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Convertible Preferred Stock

      At January 31, 2004, the Company had outstanding 226,955 shares $120 per share liquidation preference, of Series D Convertible Preferred Stock, $.01 par value (the "Series D Convertible Preferred Stock"), that was issued to an affiliate of Unilever in connection with the January 2001 acquisition of the Elizabeth Arden business. Each share of Series D Convertible Preferred Stock was fully convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions, since January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and were payable quarterly in additional shares of Series D Convertible Preferred Stock.

      In June 2004, an affiliate of Unilever converted the remaining 231,793 shares of Series D Convertible Preferred Stock, (representing approximately $28.8 million of aggregate liquidation preference) into 2,317,930 shares of Common Stock, which were sold in a public offering on June 15, 2004. As a result of the conversion, the Company recorded accelerated accretion charges and there will be no additional accretion and dividend charges relating to the Series D Convertible Preferred Stock.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following table sets forth the accretion and dividend on the Series D Convertible Preferred Stock for the three months ended September 30, 2004 and September 27, 2003:

(Dollars in thousands)	Three Months Ended

	September 30, 2004	September 27, 2003

Aggregate accretion	$--	$455
Dividends	--	548

Total	$--	$1,003

Stock Incentive Plans and Awards

      At September 30, 2004, the Company had five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Non-Employee Director Plan (the "2004 Director Plan")) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan (the "2004 Incentive Plan")). All five plans were adopted by the Board and approved by the Company's shareholders. The shareholders of the Company approved the 2004 Incentive Plan on June 22, 2004, as there remain no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan.

      The 2004 Director Plan authorizes the Company to grant non-qualified stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholder meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. At September 30, 2004, 315,000 shares of Common Stock remained available for grant under the 2004 Non-Employee Director Plan.

      The 2004 Incentive Plan authorizes the Company to grant stock-based incentives for 2,000,000 shares of Common Stock under such plan to eligible employees and others that provide services to the Company. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants will represent the closing price of the Common Stock on the date of grant. The 2004 Incentive Plan also permits stock appreciation rights, stock awards, performance awards and stock units. At September 30, 2004, no stock-based incentives have been granted and, therefore, all shares remain available for grant under the 2004 Incentive Plan.

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements as of September 30, 2004 and for the three months then ended, and as of June 30, 2004, show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued in January 2001 to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The following condensed financial statements for the three months ended September 27, 2003, show the consolidated financial statements of the Company and the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

Balance Sheet	As of September 30, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,620	$12,713	$199	$--	$20,532
Accounts receivable, net	115,935	72,766	--	--	188,701
Inventories	217,733	86,254	--	--	303,987
Intercompany receivable	83,038	89,799	407,525	(580,362)	--
Deferred income taxes	15,314	--	--	--	15,314
Prepaid expenses and other assets	4,265	10,974	33	--	15,272

Total current assets	443,905	272,506	407,757	(580,362)	543,806

Property and equipment, net	26,072	10,318	--	--	36,390

Other Assets:
Investment in subsidiaries	25,521	--	--	(25,521)	--
Exclusive brand licenses, trademarks and intangibles, net	23,063	5,543	161,371	--	189,977
Debt financing costs, net	8,412	--	--	--	8,412
Other assets	286,156	(282,753)	5,138	--	8,541

Total other assets	343,152	(277,210)	166,509	(25,521)	206,930

Total assets	$813,129	$5,614	$574,266	$(605,883)	$787,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$152,000	$--	$--	$--	$152,000
Accounts payable - trade	118,830	12,849	--	--	131,679
Intercompany payable	54,307	223,279	302,762	(580,348)	--
Other payables and accrued expenses	29,221	27,935	907	(14)	58,049

Total current liabilities	354,358	264,063	303,669	(580,362)	341,728

Long-term debt, net	233,802	--	--	--	233,802
Other	16,350	(13,373)	--	--	2,977

Total liabilities	604,510	250,690	303,669	(580,362)	578,507

Shareholders' Equity
Common stock	282	--	--	--	282
Additional paid-in capital	229,658	(265,163)	265,163	--	229,658
(Accumulated deficit) retained earnings	(17,274)	17,793	5,434	(23,227)	(17,274)
Accumulated other comprehensive income	2,172	2,294	--	(2,294)	2,172
Unearned deferred compensation	(6,219)	--	--	--	(6,219)

Total shareholders' equity	208,619	(245,076)	270,597	(25,521)	208,619

Total liabilities and shareholders' equity	$813,129	$5,614	$574,266	$(605,883)	$787,126

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of September 30, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,620	$12,870	$42	$--	$20,532
Accounts receivable, net	115,935	72,766	--	--	188,701
Inventories	217,733	86,254	--	--	303,987
Intercompany receivable	83,038	385,181	112,143	(580,362)	--
Deferred income taxes	15,314	--	--	--	15,314
Prepaid expenses and other assets	4,265	10,896	111	--	15,272

Total current assets	443,905	567,967	112,296	(580,362)	543,806

Property and equipment, net	26,072	10,318	--	--	36,390

Other Assets:
Investment in subsidiaries	25,521	--	--	(25,521)	--
Exclusive brand licenses, trademarks and intangibles, net	23,063	90	166,824	--	189,977
Debt financing costs, net	8,412	--	--	--	8,412
Other assets	286,156	(282,753)	5,138	--	8,541

Total other assets	343,152	(282,663)	171,962	(25,521)	206,930

Total assets	$813,129	$295,622	$284,258	$(605,883)	$787,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$152,000	$--	$--	$--	$152,000
Accounts payable - trade	118,830	12,849	--	--	131,679
Intercompany payable	54,307	216,088	309,953	(580,348)	--
Other payables and accrued expenses	29,221	27,935	907	(14)	58,049

Total current liabilities	354,358	256,872	310,860	(580,362)	341,728

Long-term debt, net	233,802	--	--	--	233,802
Other	16,350	(13,373)	--	--	2,977

Total liabilities	604,510	243,499	310,860	(580,362)	578,507

Shareholders' Equity
Common stock	282	--	--	--	282
Additional paid-in capital	229,658	(44)	44	--	229,658
(Accumulated deficit) retained earnings	(17,274)	49,882	(26,655)	(23,227)	(17,274)
Accumulated other comprehensive income	2,172	2,285	9	(2,294)	2,172
Unearned deferred compensation	(6,219)	--	--	--	(6,219)

Total shareholders' equity	208,619	52,123	(26,602)	(25,521)	208,619

Total liabilities and shareholders' equity	$813,129	$295,622	$284,258	$(605,883)	$787,126

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,251	$16,202	$41	$--	$23,494
Accounts receivable, net	54,270	48,036	--	--	102,306
Inventories	187,359	71,279	--	--	258,638
Intercompany receivable	56,500	74,526	398,749	(529,775)	--
Deferred income taxes	16,723	--	--	--	16,723
Prepaid expenses and other assets	5,018	10,859	37	--	15,914

Total current assets	327,121	220,902	398,827	(529,775)	417,075

Property and equipment, net	27,125	10,073	--	--	37,198

Other Assets:
Investment in subsidiaries	19,908	--	--	(19,908)	--
Exclusive brand licenses, trademarks and intangibles, net	24,390	5,553	161,899	--	191,842
Debt financing costs, net	9,027	--	--	--	9,027
Deferred income taxes and other	271,827	(268,417)	5,134	--	8,544

Total other assets	325,152	(262,864)	167,033	(19,908)	209,413

Total assets	$679,398	$(31,889)	$565,860	$(549,683)	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$65,900	$--	$--	$--	$65,900
Accounts payable - trade	93,173	13,202	--	--	106,375
Intercompany payable	51,365	181,060	297,354	(529,779)	--
Other payables and accrued expenses	26,594	21,147	419	4	48,164
Current portion of long-term debt	4,764	--	--	--	4,764

Total current liabilities	241,796	215,409	297,773	(529,775)	225,203

Long-term debt, net	233,802	--	--	--	233,802
Other	1,740	881	--	--	2,621

Total liabilities	477,338	216,290	297,773	(529,775)	461,626

Shareholders' Equity
Common stock	282	--	--	--	282
Additional paid-in capital	228,891	(265,164)	265,164	--	228,891
(Accumulated deficit) retained earnings	(22,057)	14,058	2,923	(16,981)	(22,057)
Accumulated other comprehensive income	2,806	2,927	--	(2,927)	2,806
Unearned deferred compensation	(7,862)	--	--	--	(7,862)

Total shareholders' equity	202,060	(248,179)	268,087	(19,908)	202,060

Total liabilities and shareholders' equity	$679,398	$(31,889)	$565,860	$(549,683)	$663,686

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,251	$16,213	$30	$--	$23,494
Accounts receivable, net	54,270	48,036	--	--	102,306
Inventories	187,359	71,279	--	--	258,638
Intercompany receivable	56,500	365,781	107,494	(529,775)	--
Deferred income taxes	16,723	--	--	--	16,723
Prepaid expenses and other assets	5,018	10,776	120	--	15,914

Total current assets	327,121	512,085	107,644	(529,775)	417,075

Property and equipment, net	27,125	10,073	--	--	37,198

Other Assets:
Investment in subsidiaries	19,908	--	--	(19,908)	--
Exclusive brand licenses, trademarks and intangibles, net	24,390	98	167,354	--	191,842
Debt financing costs, net	9,027	--	--	--	9,027
Deferred income taxes and other	271,827	(268,419)	5,136	--	8,544

Total other assets	325,152	(268,321)	172,490	(19,908)	209,413

Total assets	$679,398	$253,837	$280,134	$(549,683)	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$65,900	$--	$--	$--	$65,900
Accounts payable - trade	93,173	13,202	--	--	106,375
Intercompany payable	51,365	173,821	304,593	(529,779)	--
Other payables and accrued expenses	26,594	21,147	419	4	48,164
Current portion of long-term debt	4,764	--	--	--	4,764

Total current liabilities	241,796	208,170	305,012	(529,775)	225,203

Long-term debt, net	233,802	--	--	--	233,802
Other	1,740	881	--	--	2,621

Total liabilities	477,338	209,051	305,012	(529,775)	461,626

Shareholders' Equity
Common stock	282	--	--	--	282
Additional paid-in capital	228,891	(44)	44	--	228,891
(Accumulated deficit) retained earnings	(22,057)	41,912	(24,931)	(16,981)	(22,057)
Accumulated other comprehensive income	2,806	2,918	9	(2,927)	2,806
Unearned deferred compensation	(7,862)	--	--	--	(7,862)

Total shareholders' equity	202,060	44,786	(24,878)	(19,908)	202,060

Total liabilities and shareholders' equity	$679,398	$253,837	$280,134	$(549,683)	$663,686

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 30, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$137,811	$74,345	$3,598	$(3,598)	$212,156
Cost of sales	89,003	33,642	--	--	122,645

Gross profit	48,808	40,703	3,598	(3,598)	89,511

Selling, general and administrative costs	41,043	33,929	(415)	(3,598)	70,959
Depreciation and amortization	3,346	1,506	681	--	5,533

Income from operations	4,419	5,268	3,332	--	13,019
Other expense (income):
Interest expense (income)	6,025	631	(671)	--	5,985
Other	(7,924)	183	1,497	6,244	--

Income before income taxes	6,318	4,454	2,506	(6,244)	7,034
Provision for income taxes	1,535	716	--	--	2,251

Net income	$4,783	$3,738	$2,506	$(6,244)	$4,783

Statement of Operations	Three Months Ended September 30, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$137,811	$74,345	$3,598	$(3,598)	$212,156
Cost of sales	89,003	33,642	--	--	122,645

Gross profit	48,808	40,703	3,598	(3,598)	89,511

Selling, general and administrative costs	41,043	33,926	(412)	(3,598)	70,959
Depreciation and amortization	3,346	1,504	683	--	5,533

Income from operations	4,419	5,273	3,327	--	13,019
Other expense (income):
Interest expense (income)	6,025	(3,597)	3,557	--	5,985
Other	(7,924)	183	1,497	6,244	--

Income (loss) before income taxes	6,318	8,687	(1,727)	(6,244)	7,034
Provision for income taxes	1,535	716	--	--	2,251

Net income (loss)	$4,783	$7,971	$(1,727)	$(6,244)	$4,783

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 27, 2003

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$137,235	$61,750	$4,275	$(4,275)	$198,985
Cost of sales	92,312	28,424	--	--	120,736

Gross profit	44,923	33,326	4,275	(4,275)	78,249

Selling, general and administrative costs	36,840	28,993	(738)	(4,275)	60,820
Depreciation and amortization	3,190	1,378	544	--	5,112

Income from operations	4,893	2,955	4,469	--	12,317
Other expense (income):
Interest expense (income)	10,449	(5,382)	5,407	--	10,474
Other	(6,563)	(292)	1,712	5,143	--

Income (loss) before income taxes	1,007	8,629	(2,650)	(5,143)	1,843
(Benefit from) provision for income taxes	(308)	877	(41)	--	528

Net income (loss)	$1,315	$7,752	$(2,609)	$(5,143)	$1,315

Statement of Cash Flows	Three Months Ended September 30, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(57,377)	$(28,715)	$3,526	$(18)	$(82,584)

Investing activities:
Additions to property and equipment	(862)	(1,720)	--	--	(2,582)

Net cash used in investing activities	(862)	(1,720)	--	--	(2,582)

Financing activities:
Proceeds from short-term debt	86,100	--	--	--	86,100
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	891	--	--	--	891
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(23,596)	26,946	(3,368)	18	--

Net cash provided by (used in) financing activities	58,560	26,946	(3,368)	18	82,156

Effect of exchange rate changes on cash and cash equivalents	48	--	--	--	48
Net increase (decrease) in cash and cash equivalents	369	(3,489)	158	--	(2,962)
Cash and cash equivalents at beginning of period	7,251	16,202	41	--	23,494

Cash and cash equivalents at end of period	$7,620	$12,713	$199	$--	$20,532

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Three Months Ended September 30, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash used in operating activities	$(57,377)	$(24,491)	$(698)	$(18)	$(82,584)

Investing activities:
Additions to property and equipment	(862)	(1,720)	--	--	(2,582)

Net cash used in investing activities	(862)	(1,720)	--	--	(2,582)

Financing activities:
Proceeds from short-term debt	86,100	--	--	--	86,100
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	891	--	--	--	891
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(23,596)	22,868	710	18	--

Net cash provided by financing activities	58,560	22,868	710	18	82,156

Effect of exchange rate changes on cash and cash equivalents	48	--	--	--	48
Net increase (decrease) in cash and cash equivalents	369	(3,343)	12	--	(2,962)
Cash and cash equivalents at beginning of period	7,251	16,213	30	--	23,494

Cash and cash equivalents at end of period	$7,620	$12,870	$42	$--	$20,532

Statement of Cash Flows	Three Months Ended September 27, 2003

	Company	Non-Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(65,196)	$10,296	$(1,343)	$(311)	$(56,554)

Investing activities:
Additions to property and equipment	(2,210)	(1,329)	--	--	(3,539)
Proceeds from disposals of property and equipment	3	--	--	--	3

Net cash used in investing activities	(2,207)	(1,329)	--	--	(3,536)

Financing activities:
Payments on short-term debt	53,926	--	--	--	53,926
Payments on long-term debt	(71)	--	--	--	(71)
Proceeds from the exercise of stock options	1,330	--	--	--	1,330
Repurchase of common stock	(398)	--	--	--	(398)
Net change in intercompany obligations	8,119	(9,473)	1,043	311	--

Net cash provided by (used in) financing activities	62,906	(9,473)	1,043	311	54,787

Effect of exchange rate changes on cash and cash equivalents	154	--	--	--	154
Net decrease in cash and cash equivalents	(4,343)	(506)	(300)	--	(5,149)
Cash and cash equivalents at beginning of period	6,676	11,495	354	--	18,525

Cash and cash equivalents at end of period	$2,333	$10,989	$54	$--	$13,376

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    STATEMENT OF CASH FLOW - SUPPLEMENTAL INFORMATION -

      The Company incurred the following non-cash financing and investing activities:

(Amounts in thousands)	Three Months Ended

	September 30,	September 27,
	2004	2003

Accretion on Series D Convertible Preferred Stock (See Note 9)	$--	$1,003

NOTE 12.    TRANSITIONAL PERIOD EVENTS

      Due to the June 2004 change in the Company's fiscal year from January 31 to June 30, the Company filed a Transition Report for the transition period from February 1, 2004 to June 30, 2004 (the " Transition Period"). The following information includes footnote disclosure significant to the Transition Period and included in the Transition Report. This information is included to supplement the Company's financial information since its last audited consolidated financial statements and related footnotes included in the Company's Annual Report for the year ended January 31, 2004, and should be read in conjunction with the Transition Report and the Annual Report.

Senior Subordinated Notes and Other Long-Term Debt

      On January 13, 2004, the Company completed the sale of $225.0 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. The 7 3/4% Senior Subordinated Notes are guaranteed by the Company's wholly-owned U.S. subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc., and Elizabeth Arden Travel Retail, Inc. The net proceeds of approximately $219.4 million were used to redeem $95.2 million principal amount of its outstanding 11 3/4% Senior Notes and $104.3 million principal amount of its 10 3/8% Senior Notes due May 2007, of which $20.0 million principal amount was redeemed in January 2004 and $84.3 million principal amount was redeemed in February 2004.

      On June 25, 2004, the Company closed the exchange offer of all of its outstanding $225.0 million aggregate principal amount 7 3/4% Senior Subordinated Notes sold in January 2004 for an equal aggregate principal amount of 7 3/4% Senior Subordinated Notes with substantially identical terms that are registered under the Securities Act of 1933, as amended.

     In May 2004, the Company redeemed the $2.2 million in remaining principal amount of 8.5% Subordinated Debenture due 2004 plus accrued interest with borrowings from the Credit Facility. There was no gain or loss on this transaction.

Commitments and Contingencies

      In November 2003, the Company announced that it would consolidate its U.S. distribution operations into a single distribution facility in Roanoke, Virginia by March 2004. The Roanoke facility was expanded in 2003 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. The Company ceased conducting distribution activities from the Miami Lakes facility at the end of January 2004 and is planning to sell the facility. The Company will continue to use the corporate offices located in the Miami Lakes facility until the facility is sold and then it will move its corporate offices to another location in the area. In connection with the consolidation, the U.S. workforce was reduced by approximately 10%. The consolidation was substantially completed in March 2004. The Company is not expecting any further employee severance restructuring costs.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Incentive Awards

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

      Also, on March 10, 2004, the Company authorized the grant of performance-based restricted stock to 107 managerial employees for approximately 192,000 shares of Common Stock. The performance-based restricted stock will vest as to one third of the stock granted on each of the Company's fiscal years ending June 30, 2005, 2006 and 2007, but only if the person receiving the grant is employed by the Company at the time of vesting and the Company achieves a cumulative annualized increase in earnings per share of 10%, excluding any one-time or extraordinary events (as determined by the compensation committee), and after giving effect to any stock splits or other recapitalizations. The restricted stock is being recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $4.0 million and is being amortized over the three-year vesting period.

      On April 21, 2004, the Company repurchased 20,226 shares of Common Stock at the $21.50 closing price as a result of the vesting of restricted stock of employees that elected to sell shares to the Company to cover personal income tax withholding obligations. The repurchase of these shares is permitted for those purposes under the Company's 2000 Stock Incentive Plan.

      On June 22, 2004, the Company granted stock options for an aggregate of 35,000 shares of Common Stock to non-employee directors under the 2004 Non-Employee Director Plan which are exercisable three years from the date of grant if such persons continue to serve as directors on that date.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        In connection with the safe harbor provisions of the private securities litigation reform act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this quarterly report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence or operations; the impact of competitive products and pricing; risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, political instability in certain regions of the world, and diseases affecting customer purchasing patterns; our ability to successfully launch new products and implement our growth strategy; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes; our customers' financial condition; our ability to access capital for acquisitions; changes in product mix to less profitable products; the retention and availability of key personnel; the assumptions underlying our critical accounting estimates; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for the majority of our supply of certain products; changes in the retail, fragrance and cosmetic industries; our ability to protect our intellectual property rights; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

      This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended January 31, 2004 and our Transitional Report on Form 10-Q for the five-month period ended June 30, 2004. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year's period.

      Our operations have historically been seasonal, with higher sales generally occurring during the first half of the fiscal year (July through December) as a result of increased demand by retailers in anticipation of, and during, the holiday season. During the twelve months ended June 30, 2004, approximately 60% of our net sales were made during those months. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

      We experience seasonality in our working capital, with peak inventory levels from June to September and peak receivable balances from September to January. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of November, December and January of each year, significant cash is normally generated as customer payments on holiday season orders are received.

      On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers' retail calendars. We filed a transition report on Form 10-Q for five-month period ended June 30, 2004. The three-month period ended September 27, 2003 has one day less than the three-month period ended September 30, 2004.

Overview

      For the three months ended September 30, 2004, net sales increased 6.6% compared to the three months ended September 27, 2003 as a result of the September 2004 launch of the Curious Britney Spears fragrance in the U.S. and the launch of Elizabeth Arden Provocative Woman in the U.S. and internationally, increased sales in travel retail and international markets and the favorable impact of foreign currency rates. Gross margin increased to 42.2% from 39.3%, reflecting a greater proportion of sales of higher margin owned and licensed brands than distributed brands. Selling, general and administrative expenses increased 16.7% during the three months ended September 30, 2004 compared to the three months ended September 27, 2003 as a result of additional advertising to support new product launches, including the use of television and print advertising for the Curious Britney Spears and Elizabeth Arden Provocative Woman fragrances and the adverse impact of foreign currency rates. During the three months ended September 30, 2004, interest expense decreased by $4.5 million as a result of our debt refinancing activities. The increase in advertising and promotional activities was funded with a portion of the savings in interest expense. We anticipate continuing to use savings in interest expense to fund brand development and working capital requirements during the fiscal year ended June 30, 2005.

Critical Accounting Policies and Estimates

      We believe the accounting policies below represent our critical accounting policies. See our Annual Report on Form 10-K for the year ended January 31, 2004 for a detailed discussion on the application of these and other accounting policies.

      Accounting for Acquisitions and Intangible Assets.  We have accounted for our acquisitions, including the acquisition of the Elizabeth Arden business, under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

      We have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. In April 2004, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

      Long-Lived Assets.  We review for impairment long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the three months ended September 30, 2004 and September 27, 2003, we did not recognize any impairment charges associated with our long-lived assets.

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

      Stock-Based Compensation.  We account for our stock-based compensation under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income and net income per common share for the three months ended September 30, 2004 and September 27, 2003 is set forth in Note 3 to the Notes to Unaudited Consolidated Financial Statements.

      Performance Accelerated Restricted Stock (PARS).  PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if our total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS will occur when the initial grant vests. The PARS are recorded as unearned deferred compensation in shareholders' equity at the market value on the date of grant and will be amortized over a six-year vesting period for the first two years following the date of grant but may be accelerated after two years based on our probability of exceeding the total shareholder return of the median of the companies comprising the Russell 2000 Index. As a result of our total shareholder return exceeding the median of the companies comprising the Russell 2000 Index over the past two-year period from the date the PARS were granted, we are accelerating the amortization based on the likelihood that accelerated vesting will occur on the third anniversary of the date of the grant. The anticipated amortization expense is expected to be approximately $2.6 million during the fiscal year ended June 30, 2005.

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

Results of Operations

      The following discussion compares the historical results of operations for three months ended September 30, 2004 and September 27, 2003. Results of operations are in thousands and as a percentage of net sales, were as follows (percentages may not add due to rounding):

	September 30, 2004		September 27, 2003

Net sales	$212,156	100.0%	$198,985	100.0%
Cost of sales	122,645	57.8	120,736	60.7
Gross profit	89,511	42.2	78,249	39.3
Selling, general and administrative expenses	70,959	33.4	60,820	30.6
Depreciation and amortization	5,533	2.6	5,112	2.6
Income from operations	13,019	6.1	12,317	6.2
Interest expense, net	5,985	2.8	10,474	5.3
Income before income taxes	7,034	3.3	1,843	0.9
Provision for income taxes	2,251	1.1	528	0.3
Net income	4,783	2.3	1,315	0.7
Accretion and dividend on preferred stock	--	--	1,003	0.5
Net income attributable to common shareholders	$4,783	2.3%	$312	0.2%

Other data:
EBITDA and EBITDA margin (1)	$18,552	8.7%	$17,429	8.8%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended September 30, 2004 Compared to Three Months Ended September 27, 2003. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 27, 2003

      Net Sales.  Net sales increased approximately 6.6% for the three months ended September 30, 2004 over the three months ended September 27, 2003. The sales increase was driven primarily by the September 2004 launch of the Curious Britney Spears fragrance in the U.S. and the launch of Elizabeth Arden Provocative Woman in the U.S. and internationally, increased sales in certain international markets including Canada, Travel Retail and Asia and the favorable impact of foreign currency rates. Excluding the impact of foreign currency translation, net sales increased 4.1%

      Gross Profit.  Gross profit increased 14.4% for the three months ended September 30, 2004 over the three months ended September 27, 2003. The increase in gross profit was due to higher net sales including a greater proportion of sales of higher margin owned and licensed brands than distributed brands and the favorable impact of foreign currency rates. Gross margin increased to 42.2% for the three months ended September 30, 2004 from 39.3% for the three months ended September 27, 2003.

      SG&A.  Selling, general and administrative expenses increased 16.7% for the three months ended September 30, 2004 over the three months ended September 27, 2003. The increase was principally due to additional advertising to support new product launches, including the use of television and print advertising for the Curious Britney Spears and Elizabeth Arden Provocative Woman fragrances and the adverse impact of foreign currency rates.

      Depreciation and Amortization.  Depreciation and amortization increased 8.2% for the three months ended September 30, 2004, compared to the three months ended September 27, 2003, principally as a result of the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the cessation of distribution operations at this facility.

      Interest Expense.  Interest expense, net of interest income, decreased by 42.9% for the three months ended September 30, 2004 in comparison to the three months ended September 27, 2003. The decrease resulted from lower interest rates on our long-term debt due to refinancing activities and lower interest rates paid under our credit facility.

      Provision for Income Taxes.  The provision for income taxes increased by $1.7 million for the three months ended September 30, 2004 as compared to the three months ended September 27, 2003, reflecting higher operating income and a higher tax rate. The change in the effective tax rate as compared to the prior year primarily reflects an expected increase in U.S. taxable income relative to consolidated income, primarily due to lower interest expense and higher net sales.

      Net Income.  Net income for the three months ended September 30, 2004 increased by approximately $3.5 million as compared to the three months ended September 27, 2003. The increase was a result of lower interest expense and higher operating income, partially offset by a higher tax rate.

      Accretion and Dividend on Preferred Stock.  As a result of the conversion of the remaining Series D convertible preferred stock into common stock in June 2004, there are no future accretion and dividend charges relating to preferred stock. For the three months ended September 27, 2003, the accretion and dividend on preferred stock, which is a non-cash charge to net income attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock.

      Net Income Attributable to Common Shareholders.  In the three months ended September 30, 2004, the net income attributable to common shareholders increased by $4.5 million compared to the three months ended September 28, 2003, due to an increase in net income and the elimination of accretion and dividends on the Series D convertible preferred stock.

      EBITDA.  EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by 6.4% for the three months ended September 30, 2004, as compared to the three months ended September 27, 2003. The increase in EBITDA was primarily the result of the increased net sales and higher gross margins partially offset by higher selling, general and administrative expenses.

      EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, which can vary significantly depending upon accounting methods (particularly when acquisitions are involved) or non-operating factors such as historical cost. Accordingly, as a result of our capital structure and the accounting method used for our acquisitions, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

      In addition, EBITDA has limitations as an analytical tool, including the fact that:

—	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

—	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

—	it does not reflect any cash income taxes that we may be required to pay; and

—

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

      The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2004	September 27, 2003

Net income	$4,783	$1,315
Plus:
Provision for income taxes	2,251	528
Interest expense, net	5,985	10,474
Depreciation and amortization	5,533	5,112

EBITDA	$18,552	$17,429

Financial Condition

(Amounts in thousands)	Three Months Ended

	September 30, 2004	September 27, 2003

Net cash used in operating activities	$(82,584)	$(56,554)
Net cash used in investing activities	(2,582)	(3,536)
Net cash provided by financing activities	82,156	54,787
Net decrease in cash and cash equivalents	(2,962)	(5,149)

      Cash Flows.  Net cash used in operating activities increased 46.0% for the three months ended September 30, 2004 as compared to the three months ended September 27, 2003. The increase for the three months ended September 30, 2004 was primarily due to an increase in inventory and accounts receivable related to the launch of the Curious Britney Spears and Elizabeth Arden Provocative Woman brands, partially offset by an increase in accounts payable due to the timing of payments to vendors.

      Net cash provided by financing activities increased by $27.4 million for the three months ended September 30, 2004 as compared to three months ended September 27, 2003. The increase in net cash provided by financing activities for the three months ended September 30, 2004 was primarily due to increased short term borrowings used to finance increases in accounts receivable, inventory and selling, general and administrative expenses.

       Interest paid during the three months ended September 30, 2004 included a $9.6 million interest payment on the 7 3/4% senior subordinated notes that covered the period from the January 13, 2004 date of issuance through August 15, 2004.

      Future Liquidity and Capital Needs.  Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, new product launches, additional brand acquisitions or product distribution arrangements, capital expenditures and debt service. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

      We have a revolving bank credit facility with a syndicate of banks that matures in June 2009. Our borrowings under this facility are limited to a "borrowing base," calculated based on 85% of eligible accounts receivable and 75% of eligible inventories (65% from November 16 to May 15). The borrowings are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. The credit facility prohibits the payment of cash dividends and the incurrence of debt (other than refinancing and certain small amounts of indebtedness). The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($40 million from November 16 through May 15). No financial maintenance covenant was applicable for the three-month period ended September 30, 2004. In addition, the indenture pursuant to which our 7 3/4% senior subordinated notes are issued restricts the incurrence of debt (other than refinancing indebtedness and certain other indebtedness) and the payment of dividends subject to satisfaction of a fixed charge coverage ratio and net income tests.

      On September 30, 2004, we executed an amendment to our credit facility that, among other things, extended the maturity date to June 2009 from January 2006 and included a reduction in the range of interest rates included in the applicable margin, added to either LIBOR-based rates or prime rates, at our option for outstanding borrowings. As a result of the September 2004 amendment to the credit facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.50% to 2.25% from a range of 2.00% to 2.75% for LIBOR loans and to a range of 0% to .50% from a range of 0.25% to 1.00% for prime rate borrowings. As of September 30, 2004, the applicable margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility ranges from 0.25% to 0.375% per year based on a debt service coverage ratio. At September 30, 2004, the commitment fee was 0.30%. See Note 6 to Notes to Unaudited Consolidated Financial Statements.

      Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, however, we may not remain in compliance with the debt service coverage ratio and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of September 30, 2004, we had $152 million in outstanding borrowings under our credit facility and approximately $219 million of eligible receivables and inventories available as collateral under the credit facility. Therefore, we had the full $200 million of borrowing capacity under the credit facility with a remaining availability of approximately $48 million.

      We believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or new product launches or distribution arrangements.

Recent Legislation

      In October 2004, the American Jobs Creation Act of 2004 was signed into law. This act contains a number of provisions that might affect our future effective tax rate. The most significant provision would allow us to elect to deduct from our taxable income 85% of certain eligible dividends received by us from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. Another significant provision replaces the extraterritorial income exclusion with a domestic manufacturing deduction. To the extent we remit eligible dividends, we would have to record a provision for U.S. federal and state income taxes on the taxable portion of the remittance as no taxes have been previously provided. We are evaluating the impact this act will have on our effective tax rate for fiscal 2005 and later years.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      As of September 30, 2004, we had $152.0 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Foreign Currency Risk

      We sell our products in approximately 90 countries around the world. During the three months ended September 30, 2004 and September 27, 2003, we derived approximately 35% and 31%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skincare and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" on our consolidated balance sheets.

      As of September 30, 2004, we had notional amounts of 24.6 million Euros and 13.1 million British pounds under foreign currency contracts which expire between October 30, 2004 and June 30, 2005 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each foreign currency option contract as a cash flow hedge. The unrealized loss, net of taxes, at September 30, 2004 associated with these contracts of approximately $0.5 million is included in accumulated other comprehensive income. We intend to only enter into foreign currency contracts that qualify for hedge accounting and, therefore, the gains and losses will only be recognized in earnings in the period in which the contracts expire. We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

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

3.2

Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company's 10-Q for the transition period from February 1, 2004 to June 30, 2004 (Commission File No. 1-6370)).

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

4.7

Third Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

4.8

Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Annex E filed as part of the Company's Proxy Statement on May 14, 2004 (Commission File No. 1-6370)).

10.2	2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Annex F filed as part of the Company's Proxy Statement on May 14, 2004 (Commission File No. 1-6370)).

Exhibit Number	Description

10.3	Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 10-Q for the quarter ended July 26, 2003 (Commission File No. 1-6370)).

10.4	Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company's Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: November 8, 2004	/s/ E. Scott Beattie

E. Scott Beattie
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2004	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.