Form 10-Q
period 2004-12-31
ELIZABETH ARDEN INC
filed 2005-02-08
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 3, 2005

Common Stock, $.01 par value	28,577,669 shares

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	As of

	December 31,	June 30,
	2004	2004

ASSETS
Current Assets
Cash and cash equivalents	$34,311	$23,494
Accounts receivable, net	197,974	102,306
Inventories	259,709	258,638
Deferred income taxes	4,351	16,723
Prepaid expenses and other assets	14,964	15,914

Total current assets	511,309	417,075

Property and equipment, net	39,388	37,198

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	188,059	191,842
Debt financing costs, net	8,503	9,027
Deferred income taxes and other	8,285	8,544

Total other assets	204,847	209,413

Total assets	$755,544	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$83,096	$65,900
Accounts payable - trade	111,982	106,375
Other payables and accrued expenses	78,255	48,164
Current portion of long-term debt	--	4,764

Total current liabilities	273,333	225,203

Long-term debt	233,802	233,802
Other	3,090	2,621

Total long-term liabilities	236,892	236,423

Total liabilities	510,225	461,626

Commitments and contingencies (See Note 8)

Convertible, redeemable preferred stock, Series D, $.01 par value 559,873 shares authorized; no shares issued and outstanding	--	--

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 28,514,054 and 28,169,941 shares issued and outstanding, respectively	285	282
Additional paid-in capital	233,652	228,891
Retained earnings (accumulated deficit)	14,452	(22,057)
Accumulated other comprehensive income	1,710	2,806
Unearned deferred compensation	(4,780)	(7,862)

Total shareholders' equity	245,319	202,060

Total liabilities and shareholders' equity	$755,544	$663,686

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2004	December 27, 2003	December 31, 2004	December 27, 2003

Net sales	$322,951	$296,256	$535,107	$495,241
Cost of sales (excludes depreciation of $704, $937, $1,370, and $1,861, respectively, included below)	181,348	173,309	303,993	294,045

Gross profit	141,603	122,947	231,114	201,196

Operating expenses
Selling, general and administrative	83,944	69,010	154,902	129,830
Depreciation and amortization	5,449	5,373	10,982	10,485

Total operating expenses	89,393	74,383	165,884	140,315

Income from operations	52,210	48,564	65,230	60,881

Other expense:
Interest expense, net	6,274	9,377	12,259	19,851
Debt extinguishment charges	--	9,446	--	9,446

Other expense, net	6,274	18,823	12,259	29,297

Income before income taxes	45,936	29,741	52,971	31,584
Provision for income taxes	14,210	8,536	16,462	9,064

Net income	31,726	21,205	36,509	22,520
Accretion and dividend on preferred stock	--	695	--	1,698

Accelerated accretion on converted preferred stock	--	18,584	--	18,584

Net income attributable to common shareholders	$31,726	$1,926	$36,509	$2,238

Net income per common share (See Note 2):
Basic	$1.15	$0.09	$1.33	$0.11

Diluted	$1.06	$0.09	$1.23	$0.11

Weighted average number of common shares:
Basic	27,519	22,166	27,430	20,283

Diluted	29,888	22,166	29,743	20,283

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders' Equity
	Shares	Amount

Balance at June 30, 2004	28,170	$282	$228,891	$(22,057)	$2,806	$(7,862)	$202,060

Issuance of common stock upon exercise of stock options	308	3	3,012				3,015

Issuance of common stock for employee stock purchase plan	46		810				810

Other			(71)				(71)

Forfeitures of restricted stock	(10)		(84)			84	-

Adjustment for mark to market accounting of performance- based restricted stock			519			(519)	-

Amortization of unearned deferred compensation, net of forfeitures						3,517	3,517

Tax benefit from exercise of stock options			575				575

Comprehensive income:
Net income				36,509			36,509
Foreign currency translations					2,278		2,278
Unrealized cash flow hedging loss, net of taxes					(3,374)		(3,374)

Total comprehensive income	--	--	--	36,509	(1,096)	--	35,413

Balance at December 31, 2004	28,514	$285	$233,652	$14,452	$1,710	$(4,780)	$245,319

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31,	December 27,
	2004	2003

Operating Activities:
Net income	$36,509	$22,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,982	10,485
Amortization of senior note offering costs and note premium	927	1,484
Amortization of unearned deferred compensation	3,517	1,279
Loss on redemption of senior notes	--	9,446
Deferred income taxes	13,351	2,339
Changes in assets and liabilities:
Increase in accounts receivable	(95,668)	(42,679)
(Increase) decrease in inventories	(1,071)	50,480
(Increase) decrease in prepaid expenses and other assets	(281)	7,737
Increase (decrease) in accounts payable	5,607	(24,359)
Increase in other payables, accrued expenses and other liabilities	27,186	21,931
Other	1,333	772

Net cash provided by operating activities	2,392	61,435

Investing Activities:
Additions to property and equipment	(8,706)	(7,611)
Proceeds from disposals of property and equipment	--	3
Price adjustment to trademarks acquired in Arden acquisition	--	2,460

Net cash used in investing activities	(8,706)	(5,148)

Financing Activities:
Proceeds from (payments on) short-term debt	17,196	(12,727)
Payments on long-term debt	(4,764)	(104,086)
Proceeds from the exercise of stock options	3,015	2,586
Proceeds from the issuance of new common stock	--	62,668
Proceeds from the issuance of common stock for employee stock purchase plan	810	--
Repurchase of common stock	--	(398)
Other	(71)	--

Net cash provided by (used in) financing activities	16,186	(51,957)

Effect of exchange rate changes on cash and cash equivalents	945	403
Net increase in cash and cash equivalents	10,817	4,733
Cash and cash equivalents at beginning of period	23,494	18,525

Cash and cash equivalents at end of period	$34,311	$23,258

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$13,138	$21,750

Income taxes paid during the period	$1,792	$2,967

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

      On June 2, 2004, the Company's board of directors (the "Board") approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect the Company's business cycle and to enhance business planning relative to its customers' retail calendars. Accordingly, the financial statements are presented for the three and six month periods ended December 31, 2004, as compared to the three and six month periods ended December 27, 2003. The three and six month periods ended December 31, 2004 have one day more and two days more than the three and six month periods ended December 27, 2003, respectively.

      The unaudited consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (the "Annual Report") and the Company's Transition Report on Form 10-Q for the five month transition period ended June 30, 2004 (the "Transition Report") filed with the Commission.

      The consolidated balance sheet of the Company as of June 30, 2004 is derived from the financial statements included in the Company's Transition Report. The consolidated financial statements presented in this quarterly report are unaudited, but include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year. Certain reclassifications were made to the prior years' consolidated financial statements and the accompanying footnotes.

NOTE 2.    INCOME PER SHARE

      Basic income per share is computed by dividing the net income attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options, warrants and convertible securities. Diluted income per share equals basic income per share for the three and six month periods ended December 27, 2003 as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31, 2004	December 27, 2003	December 31, 2004	December 27, 2003

Basic
Net income attributable to common shareholders	$31,726	$1,926	$36,509	$2,238

Weighted average shares outstanding	27,519	22,166	27,430	20,283

Net income per basic share	$1.15	$0.09	$1.33	$0.11

Diluted
Net income attributable to common shareholders	$31,726	$1,926	$36,509	$2,238

Weighted average shares outstanding	27,519	22,166	27,430	20,283

Potential common shares - treasury method	2,369	--	2,313	--

Weighted average shares and potential dilutive shares	29,888	22,166	29,743	20,283

Net income per diluted share	$1.06	$0.09	$1.23	$0.11

      For the three month period ended December 27, 2003, the calculation of diluted earnings per share excludes (a) 2.362 million potential common shares under the treasury method including unvested restricted stock awards; (b) 2.639 million shares of the Company's Series D Convertible Preferred Stock, $.01 par value ("Series D Convertible Preferred Stock") assumed to be converted as of the beginning of that fiscal year; and (c) 18,621 shares of Series D Convertible Preferred Stock that were received as a dividend and were convertible into 186,210 shares of Common Stock in the denominator and an add-back of $0.695 million to net income attributable to common shareholders related to non-accelerated accretion and dividends on the Series D Convertible Preferred Stock, and $18.584 million for the accelerated accretion charge associated with the conversion of certain Series D Convertible Preferred Stock, as such deductions and add-backs would have had an anti-dilutive effect on the calculation of diluted earnings per share.

      For the six month period ended December 27, 2003, the calculation of diluted earnings per share excludes (a) 2.196 million potential common shares under the treasury method including unvested restricted stock awards; (b) 3.403 million shares of the Company's Series D Convertible Preferred Stock, $.01 par value ("Series D Convertible Preferred Stock") assumed to be converted as of the beginning of that fiscal year; and (c) 18,621 shares of Series D Convertible Preferred Stock that were received as a dividend and were convertible into 186,210 shares of Common Stock in the denominator and an add-back of $1.698 million to net income attributable to common shareholders related to non-accelerated accretion and dividends on the Series D Convertible Preferred Stock, and $18.584 million for the accelerated accretion charge associated with the conversion of certain Series D Convertible Preferred Stock, as such deductions and add-backs would have had an anti-dilutive effect on the calculation of diluted earnings per share.

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three and six months ended December 31, 2004 and December 27, 2003 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended		Six Months Ended

	December 31, 2004	December 27, 2003	December 31, 2004	December 27, 2003

Number of shares	--	24,000	--	124,000

Range of exercise price	$--	$20.15-20.64	$--	$18.16-20.64

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For a discussion of Share-Based Payment ("SFAS 123R"), see Note 4.

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

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31, 2004	December 27, 2003	December 31, 2004	December 27, 2003

Net income attributable to common shareholders, as reported	$31,726	$1,926	$36,509	$2,238
Add: Restricted stock-based employee compensation costs, net of tax, currently included in net income	1,310	420	2,392	912
Less: Stock-based employee compensation expense, net of tax, determined under fair value-based method	2,197	1,745	4,165	3,519

Pro forma net income (loss) attributable to common shareholders	$30,839	$601	$34,736	$(369)

Net income (loss) per common share
Basic
As reported	$1.15	$0.09	$1.33	$0.11
Pro forma	$1.12	$0.03	$1.27	$(0.02)
Diluted
As reported	$1.06	$0.09	$1.23	$0.11
Pro forma	$1.03	$0.03	$1.17	$(0.02)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND RECENT LEGISLATION

     In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), FASB Statement No.123R (revised 2004), (SFAS 123R) which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company's adoption date. Therefore, SFAS 123R will affect the Company beginning in the three month period ending September 30, 2005. The Company is evaluating the impact that SFAS 123R will have on compensation expense for future periods.

      In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a number of provisions that might affect the Company's future effective tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. Another significant provision replaces the extraterritorial income exclusion (ETI) with a domestic manufacturing deduction. To the extent the Company remits eligible dividends, it would have to record a provision for U.S. federal and state income taxes on the taxable portion of the remittance as no taxes have been previously provided. The Company is evaluating the impact the Act will have on its effective tax rate for this fiscal year and beyond.

NOTE 5.    INVENTORIES

      The components of inventory were as follows:

	December 31,	June 30,
(Dollars in thousands)	2004	2004

Raw materials	$45,257	$49,373
Work in progress	20,004	35,938
Finished goods	194,448	173,327

Total	$259,709	$258,638

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

      The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($40 million from November 16 through May 15). No financial maintenance covenant was applicable for the three and six month periods ended December 31, 2004. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness) and limits the payment of dividends on the Company's Common Stock, repurchases of Common Stock and other distributions to common shareholders.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the September 2004 amendment to the Credit Facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.50% to 2.25% from a range of 2.00% to 2.75% for LIBOR loans and to a range of 0% to .50% from a range of 0.25% to 1.00% for prime rate borrowings. As of December 31, 2004, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from 0.25% to 0.375% per year. At December 31, 2004, the commitment fee was 0.30%.

      As of December 31, 2004, the Company had approximately $83 million in outstanding borrowings under the Credit Facility, as compared with approximately $66 million in outstanding borrowings under the Credit Facility at June 30, 2004. As of December 31, 2004, the Company had approximately $167 million of eligible receivables and inventories available as collateral under the Credit Facility. Therefore, the Company had availability of approximately $84 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings during the third quarter (January through March) of its fiscal year.

NOTE 7.    LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

(Dollars in thousands)	December 31,	June 30,
Description	2004	2004

11 3/4% Senior Secured Notes due May 2011	$8,802	$8,802
7 3/4% Senior Subordinated Notes due January 2014	225,000	225,000
8.84% Miami Lakes Facility Mortgage Note due July 2004	--	4,764

Total	233,802	238,566
Less: Current portion of long-term debt	--	4,764

Long-term debt, net	$233,802	$233,802

      On July 1, 2004, the Company paid the remaining balance of $4.8 million plus accrued interest on the 8.84% Miami Lakes Facility Mortgage Note due July 2004.

      The following table lists all redemptions of 11 3/4% Senior Notes and 10 3/8% Senior Notes during the three and six month periods ended December 27, 2003 and the related financial statement effect.

(Dollars in thousands)
Redemption Date	Debt Instrument	Redemption Price	Principal Repurchased	Call Premium (Discount)	Write-off of offering Costs	Excess of Carrying Value Over Principal Repurchased	Total (Gain) Loss(1)

10/24/03	10 3/8%	103.458%	$20,000	$692	$252	$(654)	$290
11/21/03	11 3/4%	111.75%	56,000	6,580	2,101	--	8,681
12/17/03	10 3/8%	103.458%	20,000	691	237	(453)	475

			$96,000	$7,963	$2,590	$(1,107)	$9,446

(1)  Loss refers to debt extinguishment charges included in the Company's Consolidated Statements of Operations.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    COMMITMENTS AND CONTINGENCIES

       At December 31, 2004, the Company had commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $10.3 million through 2009 compared with $33.5 million as previously stated in the Company's Transition Report at June 30, 2004.

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

      As of December 31, 2004, the Company had notional amounts of 40.6 million Euros and 10.4 million British pounds under foreign currency contracts that expire between January 31, 2005 and June 30, 2007 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each foreign currency option contract as a cash flow hedge. The unrealized loss, net of taxes, at December 31, 2004 associated with these contracts of approximately $3.3 million is included in accumulated other comprehensive income. The unrealized loss, net of taxes, incurred during the six months ended December 31, 2004 was approximately $3.4 million.

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

NOTE 9.    CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

      Equity Offering.    On October 22, 2003, the Company completed a public offering of 5,750,000 shares of Common Stock at $18.25 per share. The Company sold 3,666,667 shares of Common Stock in the offering, and an affiliate of Unilever sold 2,083,333 shares. The gross proceeds, before the offering discount of $3.8 million and approximately $0.4 million of offering expenses, was approximately $66.9 million, resulting in net proceeds to the Company of approximately $62.7 million. The Company used the net proceeds on November 21, 2003 to redeem $56 million aggregate principal amount of the 11 3/4% Senior Notes. See Note 7. The Company did not receive any proceeds from the sale of the shares by the affiliate of Unilever.

      Conversion of Preferred Stock.    In connection with the public offering of Common Stock on October 22, 2003, an affiliate of Unilever converted 208,340 shares (representing $25 million of aggregate liquidation preference) of the Company's Series D Convertible Preferred Stock into 2,083,340 shares of Common Stock. As a result of the conversion of the Series D Convertible Preferred Stock, the accretion of the Series D Convertible Preferred Stock converted was accelerated in the amount of $18.6 million, resulting in a non-cash charge in this amount to net income attributable to common shareholders on the Company's consolidated statements of operations for the three months ended December 27, 2003.

Convertible Preferred Stock

      At January 31, 2004, the Company had outstanding 226,955 shares $120 per share liquidation preference, of Series D Convertible Preferred Stock that was issued to an affiliate of Unilever in connection with the January 2001 acquisition of the Elizabeth Arden business. Each share of Series D Convertible Preferred Stock was fully convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions, since January 23, 2004. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and were payable quarterly in additional shares of Series D Convertible Preferred Stock.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In June 2004, the affiliate of Unilever converted the remaining 231,793 shares of Series D Convertible Preferred Stock, (representing approximately $28.8 million of aggregate liquidation preference) into 2,317,930 shares of Common Stock, which were sold in a public offering on June 15, 2004. As a result of the conversion, the Company recorded accelerated accretion charges in June 2004 and there will be no additional accretion and dividend charges relating to the Series D Convertible Preferred Stock.

      Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The accretion of the beneficial conversion feature was based on the effective yield method over the period from issue date to the mandatory redemption date (12 years). The recorded dividend was based on the straight-line method, which approximates the effective yield method, with the total amount of the dividend of $25 million to be paid over 10 years amortized over the period from issue date to the mandatory redemption date (12 years) or $2.1 million annually. The difference between the liquidation value of $50 million and the $8.5 million balance recorded in Series D Convertible Preferred Stock on the Company's consolidated balance sheet upon their issuance was being accreted over the life of the Series D Convertible Preferred Stock.

      The following table sets forth the accretion and dividend on the Series D Convertible Preferred Stock for the three and six month periods ended December 27, 2003:

(Dollars in thousands)	Three Months Ended	Six Months Ended

	December 27, 2003	December 27, 2003

Aggregate accretion	$321	$776
Dividends	374	922

Total	$695	$1,698

Stock Incentive Plans and Awards

      At December 31, 2004, the Company had five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Non-Employee Director Plan (the "2004 Director Plan")) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan (the "2004 Incentive Plan")). All five plans were adopted by the Board and approved by the Company's shareholders. The shareholders of the Company approved the 2004 Incentive Plan on June 22, 2004, as there remained no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan.

      The 2004 Director Plan authorizes the Company to grant non-qualified stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholder meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. At December 31, 2004, 315,000 shares of Common Stock remained available for grant under the 2004 Non-Employee Director Plan.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The 2004 Incentive Plan authorizes the Company to grant stock-based incentives for 2,000,000 shares of Common Stock under such plan to eligible employees and others that provide services to the Company. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants will represent the closing price of the Common Stock on the date of grant. The 2004 Incentive Plan also permits stock appreciation rights, stock awards, performance awards and stock units. At December 31, 2004, no stock-based incentives have been granted and, therefore, all shares remain available for grant under the 2004 Incentive Plan.

      The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On December 31, 2004 there were 46,067 shares purchased under the ESPP. The next purchase under the ESPP will be consummated on June 1, 2005.

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements as of December 31, 2004 and for the three and six month periods then ended, and as of June 30, 2004, show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued in January 2001 to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The following condensed financial statements for the three and six month periods ended December 27, 2003, show the consolidated financial statements of the Company and the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$8,432	$25,777	$102	$--	$34,311
Accounts receivable, net	114,441	83,533	--	--	197,974
Inventories	176,444	83,265	--	--	259,709
Intercompany receivable	76,347	104,400	421,741	(602,488)	--
Deferred income taxes	4,351	--	--	--	4,351
Prepaid expenses and other assets	4,120	10,839	5	--	14,964

Total current assets	384,135	307,814	421,848	(602,488)	511,309

Property and equipment, net	27,384	12,004	--	--	39,388

Other Assets:
Investment in subsidiaries	42,795	--	--	(42,795)	--
Exclusive brand licenses, trademarks and intangibles, net	21,470	5,535	161,054	--	188,059
Debt financing costs, net	8,503	--	--	--	8,503
Other assets	276,347	(277,198)	9,136	--	8,285

Total other assets	349,115	(271,663)	170,190	(42,795)	204,847

Total assets	$760,634	$48,155	$592,038	$(645,283)	$755,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$83,096	$--	$--	$--	$83,096
Accounts payable - trade	93,860	18,122	--	--	111,982
Intercompany payable	58,968	231,031	312,489	(602,488)	--
Other payables and accrued expenses	43,482	33,029	1,744	--	78,255

Total current liabilities	279,406	282,182	314,233	(602,488)	273,333

Long-term debt, net	233,802	--	--	--	233,802
Other	2,107	983	--	--	3,090

Total liabilities	515,315	283,165	314,233	(602,488)	510,225

Shareholders' Equity
Common stock	285	--	--	--	285
Additional paid-in capital	233,652	(269,164)	269,164	--	233,652
Retained earnings	14,452	32,322	8,641	(40,963)	14,452
Accumulated other comprehensive income	1,710	1,832	--	(1,832)	1,710
Unearned deferred compensation	(4,780)	--	--	--	(4,780)

Total shareholders' equity	245,319	(235,010)	277,805	(42,795)	245,319

Total liabilities and shareholders' equity	$760,634	$48,155	$592,038	$(645,283)	$755,544

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$8,432	$25,833	$46	$--	$34,311
Accounts receivable, net	114,441	83,533	--	--	197,974
Inventories	176,444	83,265	--	--	259,709
Intercompany receivable	76,347	407,392	118,749	(602,488)	--
Deferred income taxes	4,351	--	--	--	4,351
Prepaid expenses and other assets	4,120	10,767	77	--	14,964

Total current assets	384,135	610,790	118,872	(602,488)	511,309

Property and equipment, net	27,384	12,004	--	--	39,388

Other Assets:
Investment in subsidiaries	42,795	--	--	(42,795)	--
Exclusive brand licenses, trademarks and intangibles, net	21,470	84	166,505	--	188,059
Debt financing costs, net	8,503	--	--	--	8,503
Other assets	276,347	(277,198)	9,136	--	8,285

Total other assets	349,115	(277,114)	175,641	(42,795)	204,847

Total assets	$760,634	$345,680	$294,513	$(645,283)	$755,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$83,096	$--	$--	$--	$83,096
Accounts payable - trade	93,860	18,122	--	--	111,982
Intercompany payable	58,968	223,105	320,415	(602,488)	--
Other payables and accrued expenses	43,482	33,029	1,744	--	78,255

Total current liabilities	279,406	274,256	322,159	(602,488)	273,333

Long-term debt, net	233,802	--	--	--	233,802
Other	2,107	983	--	--	3,090

Total liabilities	515,315	275,239	322,159	(602,488)	510,225

Shareholders' Equity
Common stock	285	--	--	--	285
Additional paid-in capital	233,652	(44)	44	--	233,652
Retained earnings	14,452	68,662	(27,699)	(40,963)	14,452
Accumulated other comprehensive income	1,710	1,823	9	(1,832)	1,710
Unearned deferred compensation	(4,780)	--	--	--	(4,780)

Total shareholders' equity	245,319	70,441	(27,646)	(42,795)	245,319

Total liabilities and shareholders' equity	$760,634	$345,680	$294,513	$(645,283)	$755,544

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,251	$16,202	$41	$--	$23,494
Accounts receivable, net	54,270	48,036	--	--	102,306
Inventories	187,359	71,279	--	--	258,638
Intercompany receivable	56,500	74,526	398,749	(529,775)	--
Deferred income taxes	16,723	--	--	--	16,723
Prepaid expenses and other assets	5,018	10,859	37	--	15,914

Total current assets	327,121	220,902	398,827	(529,775)	417,075

Property and equipment, net	27,125	10,073	--	--	37,198

Other Assets:
Investment in subsidiaries	19,908	--	--	(19,908)	--
Exclusive brand licenses, trademarks and intangibles, net	24,390	5,553	161,899	--	191,842
Debt financing costs, net	9,027	--	--	--	9,027
Deferred income taxes and other	271,827	(268,417)	5,134	--	8,544

Total other assets	325,152	(262,864)	167,033	(19,908)	209,413

Total assets	$679,398	$(31,889)	$565,860	$(549,683)	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$65,900	$--	$--	$--	$65,900
Accounts payable - trade	93,173	13,202	--	--	106,375
Intercompany payable	51,365	181,060	297,354	(529,779)	--
Other payables and accrued expenses	26,594	21,147	419	4	48,164
Current portion of long-term debt	4,764	--	--	--	4,764

Total current liabilities	241,796	215,409	297,773	(529,775)	225,203

Long-term debt, net	233,802	--	--	--	233,802
Other	1,740	881	--	--	2,621

Total liabilities	477,338	216,290	297,773	(529,775)	461,626

Shareholders' Equity
Common stock	282	--	--	--	282
Additional paid-in capital	228,891	(265,164)	265,164	--	228,891
(Accumulated deficit) retained earnings	(22,057)	14,058	2,923	(16,981)	(22,057)
Accumulated other comprehensive income	2,806	2,927	--	(2,927)	2,806
Unearned deferred compensation	(7,862)	--	--	--	(7,862)

Total shareholders' equity	202,060	(248,179)	268,087	(19,908)	202,060

Total liabilities and shareholders' equity	$679,398	$(31,889)	$565,860	$(549,683)	$663,686

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,251	$16,213	$30	$--	$23,494
Accounts receivable, net	54,270	48,036	--	--	102,306
Inventories	187,359	71,279	--	--	258,638
Intercompany receivable	56,500	365,781	107,494	(529,775)	--
Deferred income taxes	16,723	--	--	--	16,723
Prepaid expenses and other assets	5,018	10,776	120	--	15,914

Total current assets	327,121	512,085	107,644	(529,775)	417,075

Property and equipment, net	27,125	10,073	--	--	37,198

Other Assets:
Investment in subsidiaries	19,908	--	--	(19,908)	--
Exclusive brand licenses, trademarks and intangibles, net	24,390	98	167,354	--	191,842
Debt financing costs, net	9,027	--	--	--	9,027
Deferred income taxes and other	271,827	(268,419)	5,136	--	8,544

Total other assets	325,152	(268,321)	172,490	(19,908)	209,413

Total assets	$679,398	$253,837	$280,134	$(549,683)	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$65,900	$--	$--	$--	$65,900
Accounts payable - trade	93,173	13,202	--	--	106,375
Intercompany payable	51,365	173,821	304,593	(529,779)	--
Other payables and accrued expenses	26,594	21,147	419	4	48,164
Current portion of long-term debt	4,764	--	--	--	4,764

Total current liabilities	241,796	208,170	305,012	(529,775)	225,203

Long-term debt, net	233,802	--	--	--	233,802
Other	1,740	881	--	--	2,621

Total liabilities	477,338	209,051	305,012	(529,775)	461,626

Shareholders' Equity
Common stock	282	--	--	--	282
Additional paid-in capital	228,891	(44)	44	--	228,891
(Accumulated deficit) retained earnings	(22,057)	41,912	(24,931)	(16,981)	(22,057)
Accumulated other comprehensive income	2,806	2,918	9	(2,927)	2,806
Unearned deferred compensation	(7,862)	--	--	--	(7,862)

Total shareholders' equity	202,060	44,786	(24,878)	(19,908)	202,060

Total liabilities and shareholders' equity	$679,398	$253,837	$280,134	$(549,683)	$663,686

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$218,078	$104,873	$5,391	$(5,391)	$322,951
Cost of sales	135,571	45,777	--	--	181,348

Gross profit	82,507	59,096	5,391	(5,391)	141,603

Selling, general and administrative costs	50,711	39,033	(409)	(5,391)	83,944
Depreciation and amortization	3,316	1,457	676	--	5,449

Income from operations	28,480	18,606	5,124	--	52,210
Other expense (income):
Interest expense (income)	6,249	707	(682)	--	6,274
Other	(20,420)	87	2,597	17,736	--

Income before income taxes	42,651	17,812	3,209	(17,736)	45,936
Provision for income taxes	10,925	3,285	--	--	14,210

Net income	$31,726	$14,527	$3,209	$(17,736)	$31,726

Statement of Operations	Six Months Ended December 31, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$355,890	$179,217	$8,988	$(8,988)	$535,107
Cost of sales	224,574	79,419	--	--	303,993

Gross profit	131,316	99,798	8,988	(8,988)	231,114

Selling, general and administrative costs	91,753	72,961	(824)	(8,988)	154,902
Depreciation and amortization	6,662	2,963	1,357	--	10,982

Income from operations	32,901	23,874	8,455	--	65,230
Other expense (income):
Interest expense (income)	12,227	1,385	(1,353)	--	12,259
Other	(28,296)	223	4,093	23,980	-

Income before income taxes	48,970	22,266	5,715	(23,980)	52,971
Provision for income taxes	12,461	4,001	--	--	16,462

Net (loss) income	$36,509	$18,265	$5,715	$(23,980)	$36,509

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Operations	Three Months Ended December 31, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$218,078	$104,873	$5,391	$(5,391)	$322,951
Cost of sales	135,571	45,777	--	--	181,348

Gross profit	82,507	59,096	5,391	(5,391)	141,603

Selling, general and administrative costs	50,711	38,987	(363)	(5,391)	83,944
Depreciation and amortization	3,316	1,456	677	--	5,449

Income from operations	28,480	18,653	5,077	--	52,210
Other expense (income):
Interest expense (income)	6,249	(3,497)	3,522	--	6,274
Other	(20,420)	87	2,597	17,736	--

Income (loss) before income taxes	42,651	22,063	(1,042)	(17,736)	45,936
Provision for income taxes	10,925	3,285	--	--	14,210

Net income (loss)	$31,726	$18,778	$(1,042)	$(17,736)	$31,726

Statement of Operations	Six Months Ended December 31, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$355,890	$179,217	$8,988	$(8,988)	$535,107
Cost of sales	224,574	79,419	--	--	303,993

Gross profit	131,316	99,798	8,988	(8,988)	231,114

Selling, general and administrative costs	91,753	72,911	(774)	(8,988)	154,902
Depreciation and amortization	6,662	2,960	1,360	--	10,982

Income from operations	32,901	23,927	8,402	--	65,230
Other expense (income):
Interest expense (income)	12,227	(7,046)	7,078	--	12,259
Other	(28,296)	223	4,093	23,980	--

Income (loss) before income taxes	48,970	30,750	(2,769)	(23,980)	52,971
Provision for income taxes	12,461	4,001	--	--	16,462

Net (loss) income	$36,509	$26,749	$(2,769)	$(23,980)	$36,509

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 27, 2003

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$204,711	$91,545	$5,682	$(5,682)	$296,256
Cost of sales	130,998	42,311	--	--	173,309

Gross profit	73,713	49,234	5,682	(5,682)	122,947

Selling, general and administrative costs	42,762	32,300	(370)	(5,682)	69,010
Depreciation and amortization	3,210	1,574	589	--	5,373

Income from operations	27,741	15,360	5,463	--	48,564
Other expense (income):
Interest expense (income)	9,359	(5,388)	5,406	--	9,377
Debt extinguishment charges	9,446	--	--	--	9,446
Other	(18,121)	(463)	2,584	16,000	--

Income (loss) before income taxes	27,057	21,211	(2,527)	(16,000)	29,741
Provision for (benefit from) income taxes	5,852	2,716	(32)	--	8,536

Net income (loss)	$21,205	$18,495	$(2,495)	$(16,000)	$21,205

Statement of Operations	Six Months Ended December 27, 2003

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$341,945	$153,296	$9,957	$(9,957)	$495,241
Cost of sales	223,310	70,735	--	--	294,045

Gross profit	118,635	82,561	9,957	(9,957)	201,196

Selling, general and administrative costs	79,603	61,333	(1,149)	(9,957)	129,830
Depreciation and amortization	6,401	2,948	1,136	--	10,485

Income from operations	32,631	18,280	9,970	--	60,881
Other expense (income):
Interest expense (income)	19,808	(10,770)	10,813	--	19,851
Debt extinguishment charges	9,446	--	--	--	9,446
Other	(24,687)	(754)	4,296	21,145	--

Income (loss) before income taxes	28,064	29,804	(5,139)	(21,145)	31,584
Provision for (benefit from) income taxes	5,544	3,587	(67)	--	9,064

Net income (loss)	$22,520	$26,217	$(5,072)	$(21,145)	$22,520

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Six Months Ended December 31, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$150	$(5,672)	$7,918	$(4)	$2,392

Investing activities:
Additions to property and equipment	(3,856)	(4,850)	--	--	(8,706)

Net cash used in investing activities	(3,856)	(4,850)	--	--	(8,706)

Financing activities:
Proceeds from short-term debt	17,196	--	--	--	17,196
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	3,015	--	--	--	3,015
Proceeds from issuance of common stock for employee stock purchase plan	810	--	--	--	810
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(12,244)	20,097	(7,857)	4	--

Net cash provided by (used in) financing activities	3,942	20,097	(7,857)	4	16,186

Effect of exchange rate changes on cash and cash equivalents	945	--	--	--	945
Net increase in cash and cash equivalents	1,181	9,575	61	--	10,817
Cash and cash equivalents at beginning of period	7,251	16,202	41	--	23,494

Cash and cash equivalents at end of period	$8,432	$25,777	$102	$--	$34,311

Statement of Cash Flows	Six Months Ended December 31, 2004

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$150	$6,797	$(4,551)	$(4)	$2,392

Investing activities:
Additions to property and equipment	(3,856)	(4,850)	--	--	(8,706)

Net cash used in investing activities	(3,856)	(4,850)	--	--	(8,706)

Financing activities:
Proceeds from short-term debt	17,196	--	--	--	17,196
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	3,015	--	--	--	3,015
Proceeds from issuance of common stock for employee stock purchase plan	810	--	--	--	810
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(12,244)	7,673	4,567	4	--

Net cash provided by financing activities	3,942	7,673	4,567	4	16,186

Effect of exchange rate changes on cash and cash equivalents	945	--	--	--	945
Net increase in cash and cash equivalents	1,181	9,620	16	--	10,817
Cash and cash equivalents at beginning of period	7,251	16,213	30	--	23,494

Cash and cash equivalents at end of period	$8,432	$25,833	$46	$--	$34,311

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Six Months Ended December 27, 2003

	Company	Non-Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$33,226	$28,473	$(172)	$(92)	$61,435

Investing activities:
Additions to property and equipment	(3,731)	(3,880)	--	--	(7,611)
Proceeds from disposals of property and equipment	3	--	--	--	3
Price adjustment to trademarks acquired in Arden acquisition	2,460	--	--	--	2,460

Net cash used in investing activities	(1,268)	(3,880)	--	--	(5,148)

Financing activities:
Payments on short-term debt	(12,727)	--	--	--	(12,727)
Payments on long-term debt	(104,086)	--	--	--	(104,086)
Proceeds from the exercise of stock options	2,586	--	--	--	2,586
Proceeds from the issuance of new common stock	62,668	--	--	--	62,668
Repurchase of common stock	(398)	--	--	--	(398)
Net change in intercompany obligations	19,803	(19,765)	(130)	92	--

Net cash used in financing activities	(32,154)	(19,765)	(130)	92	(51,957)

Effect of exchange rate changes on cash and cash equivalents	403	--	--	--	403
Net increase (decrease) in cash and cash equivalents	207	4,828	(302)	--	4,733
Cash and cash equivalents at beginning of period	6,676	11,495	354	--	18,525

Cash and cash equivalents at end of period	$6,883	$16,323	$52	$--	$23,258

NOTE 11.    STATEMENT OF CASH FLOW - SUPPLEMENTAL INFORMATION

      The Company incurred the following non-cash financing and investing activities:

(Amounts in thousands)	Six Months Ended

	December 31,	December 27,
	2004	2003

Accretion on Series D Convertible Preferred Stock (See Note 9)	$--	$1,698

Accelerated accretion on Series D Convertible Preferred Stock	$--	$18,584

Conversion to Common Stock	$--	$6,416
Accreted dividends not paid on Series D Convertible Preferred Stock	--	1,927

Conversion of Series D Convertible Preferred Stock	$--	$8,343

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    TRANSITIONAL PERIOD EVENTS

      Due to the June 2004 change in the Company's fiscal year from January 31 to June 30, the Company filed a Transition Report for the transition period from February 1, 2004 to June 30, 2004 (the "Transition Period"). The following information includes footnote disclosure significant to the Transition Period and included in the Transition Report. This information is included to supplement the Company's financial information since its last audited consolidated financial statements and related footnotes included in the Company's Annual Report for the year ended January 31, 2004, and should be read in conjunction with the Transition Report and the Annual Report.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

General

      This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended January 31, 2004 and our Transition Report on Form 10-Q for the five month period ended June 30, 2004. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

      Our operations have historically been seasonal, with higher sales generally occurring during the first half of the fiscal year (July through December) as a result of increased demand by retailers in anticipation of, and during, the holiday season. During the twelve months ended December 31, 2004, approximately 61% of our net sales were made during those months. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

      We experience seasonality in our working capital, with peak inventory levels from July to October and peak receivable balances from September to January. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of December, January and February of each year, significant cash is normally generated as customer payments on holiday season orders are received.

      On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers' retail calendars. We filed a transition report on Form 10-Q for five month period ended June 30, 2004. The three and six month periods ended December 31, 2004 have one more day and two more days, respectively than the three and six month periods ended December 27, 2003.

Overview

      For the three and six month periods ended December 31, 2004, net sales increased 9.0% and 8.1%, respectively, compared to the three and six month periods ended December 27, 2003 as a result of the launch of the Curious Britney Spears fragrance in the U.S. in September 2004 and in select international markets in October 2004, the launch of Elizabeth Arden Provocative Woman fragrance in the U.S. in Spring 2004 and internationally in Summer 2004 and the favorable impact of foreign currency rates and increased sales in certain international markets, partially offset by lower sales to certain U.S. retail customers. Gross margin increased to 43.8% from 41.5% for the three month period ended December 31, 2004 compared to the three month period ended December 27, 2003 and 43.2% from 40.6% for the six month period ended December 31, 2004 compared to the six month period ended December 27, 2003, reflecting a greater proportion of sales of higher margin owned and licensed brands than distributed brands, favorable impact of foreign currency rates and operational savings. For the three and six month periods ended December 31, 2004, selling, general and administrative expenses increased 21.6% and 19.3%, respectively, compared to the three and six month periods ended December 27, 2003 as a result of additional advertising to support new product launches, including the use of television and print advertising for the Curious Britney Spears and Elizabeth Arden Provocative Woman fragrances and the adverse impact of foreign currency rates. During the three and six month periods ended December 31, 2004, interest expense decreased by $3.1 million and $7.6 million, respectively, as a result of our debt refinancing activities during 2004. The increase in advertising and promotional activities was funded with a portion of the interest expense and operational savings. We anticipate continuing to use savings in interest expense to fund brand development and working capital requirements during the fiscal year ending June 30, 2005.

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

      Long-Lived Assets.  We review for impairment long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the three and six months ended December 31, 2004 and December 27, 2003, we did not recognize any impairment charges associated with our long-lived assets.

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

      Stock-Based Compensation.  We account for our stock-based compensation under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income and net income per common share for the three and six month periods ended December 31, 2004 and December 27, 2003 is set forth in Note 3 to the Notes to Unaudited Consolidated Financial Statements.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments (SBP), FASB Statement No.123R (revised 2004), Share-Based Payment (FAS 123R) that requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. Therefore, SFAS 123R will be effective for the Company's three month period ending September 30, 2005. We are evaluating the impact that SFAS 123R will have on compensation expense for future periods.

      Performance Accelerated Restricted Stock (PARS).  PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if our total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. A new grant of PARS is expected to occur when the initial grant vests. The PARS are recorded as unearned deferred compensation in shareholders' equity at the market value on the date of grant and will be amortized over a six-year vesting period for the first two years following the date of grant but may be accelerated after two years based on our probability of exceeding the total shareholder return of the median of the companies comprising the Russell 2000 Index. As a result of our total shareholder return exceeding the median of the companies comprising the Russell 2000 Index over the past two-year period from the date the PARS were granted, we are accelerating the amortization based on the likelihood that accelerated vesting will occur on the third anniversary of the date of the grant. We anticipate incurring approximately $0.8 million of remaining amortization expense during the three months ended March 31, 2005 in connection with the vesting of the March 2002 PARS grant.

      Performance-Based Restricted Stock.  The performance-based restricted stock granted in March 2004 will vest as to one third of the stock granted on each of the first, second and third full annual fiscal years following the date of grant, but only if the person receiving the grant is employed by us at the time of vesting and we achieve a cumulative annualized increase in earnings per share of 10%, excluding any one-time or extraordinary events (as determined by the compensation committee of the board of directors), and after giving effect to any stock splits or other recapitalizations. The restricted stock is recorded as unearned deferred compensation in shareholders' equity, is marked to market during each quarterly reporting period and is amortized over the three-year vesting period.

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

[Remainder of Page Intentionally Left Blank]

Results of Operations

      The following discussion compares the historical results of operations for the three and six month periods ended December 31, 2004 and December 27, 2003. Results of operations, in thousands and as a percentage of net sales, were as follows (percentages may not add due to rounding):

	Three Months Ended				Six Months Ended

	December 31, 2004		December 27, 2003		December 31, 2004		December 27, 2003

Net sales	$322,951	100.0%	$296,256	100.0%	$535,107	100.0%	$495,241	100.0%
Cost of sales	181,348	56.2	173,309	58.5	303,993	56.8	294,045	59.4
Gross profit	141,603	43.8	122,947	41.5	231,114	43.2	201,196	40.6
Selling, general and administrative expenses	83,944	26.0	69,010	23.3	154,902	28.9	129,830	26.2
Depreciation and amortization	5,449	1.7	5,373	1.8	10,982	2.1	10,485	2.1
Income from operations	52,210	16.2	48,564	16.4	65,230	12.2	60,881	12.3
Interest expense, net	6,274	1.9	9,377	3.2	12,259	2.3	19,851	4.0
Debt extinguishment charges	--	--	9,446	3.2	--	--	9,446	1.9
Income before income taxes	45,936	14.2	29,741	10.0	52,971	9.9	31,584	6.4
Provision for income taxes	14,210	4.4	8,536	2.9	16,462	3.1	9,064	1.8
Net income	31,726	9.8	21,205	7.2	36,509	6.8	22,520	4.6
Accretion and dividend on preferred stock	--	--	695	0.2	--	--	1,698	0.3
Accelerated accretion on converted preferred stock	--	--	18,584	6.3	--	--	18,584	3.8
Net income attributable to common shareholders	$31,726	9.8%	$1,926	0.7%	$36,509	6.8%	$2,238	0.5%
Other data
EBITDA and EBITDA margin (1)	$57,659	17.9%	$44,491	15.0%	$76,212	14.2%	$61,920	12.5%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended December 31, 2004 Compared to Three Months Ended December 27, 2003. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 27, 2003

      Net Sales.  Net sales increased approximately 9.0% for the three months ended December 31, 2004 over the three months ended December 27, 2003. The sales increase was driven primarily by the launch of the Curious Britney Spears fragrance in the U.S. in September 2004 and in select international markets in October 2004, the launch of Elizabeth Arden Provocative Woman fragrance in the U.S. in Spring 2004 and internationally in Summer 2004 and the favorable impact of foreign currency rates and increased sales in certain international markets, partially offset by lower sales to certain U.S. retail customers. Excluding the impact of foreign currency translation, net sales increased 6.8%.

      Gross Profit.  Gross profit increased 15.2% for the three months ended December 31, 2004 over the three months ended December 27, 2003. The increase in gross profit was due to higher net sales, including a greater proportion of sales of higher margin owned and licensed brands than distributed brands, the favorable impact of foreign currency rates and operational savings. Gross margin increased to 43.8% for the three months ended December 31, 2004, from 41.5% for the three months ended December 27, 2003.

      SG&A.  Selling, general and administrative expenses increased 21.6% for the three months ended December 31, 2004 over the three months ended December 27, 2003. The increase was principally due to additional advertising to support new product launches, including the use of television and print advertising for the Curious Britney Spears and Elizabeth Arden Provocative Woman fragrances and the adverse impact of foreign currency rates.

      Interest Expense.  Interest expense, net of interest income, decreased by 33.1% for the three months ended December 31, 2004, compared to the three months ended December 27, 2003. The decrease resulted from lower interest expense on our long-term debt due to refinancing activities in fiscal 2004.

      Debt Extinguishment Charges. We did not incur any debt extinguishment charges in the three months ended December 31, 2004 compared to the $9.4 million of debt extinguishment charges relating to the redemption of $56 million aggregate principal amount of the 11 3/4% senior notes and $40 million aggregate principal amount of the 10 3/8% senior notes recorded for the three months ended December 27, 2003. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

      Provision for Income Taxes.  The effective income tax rate for the three months ended December 31, 2004 of 30.9% has increased from 28.7% for the three months ended December 27, 2003 due to the expected increase in U.S. taxable income relative to consolidated income for the full fiscal year.

      Net Income.  Net income for the three months ended December 31, 2004 increased by approximately $10.5 million as compared to the three months ended December 27, 2003. The increase was a result of the debt extinguishment charges in the prior year, lower interest expense and higher operating income, partially offset by a higher tax rate.

      Accretion and Dividend on Preferred Stock.  As a result of the conversion of the remaining Series D convertible preferred stock into common stock in June 2004, there are no future accretion and dividend charges relating to preferred stock. For the three months ended December 27, 2003, the accretion and dividend on preferred stock of $0.7 million, which is a non-cash charge to net income attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock.

      Accelerated Accretion on Converted Preferred Stock. As a result of the conversion of the remaining Series D convertible preferred stock into common stock in June 2004, there was no accelerated accretion charges relating to the preferred stock in the three months ended December 31, 2004. During the three months ended December 27, 2003, we recorded $18.6 million in accelerated accretion charges as a result of the conversion of Series D convertible preferred stock into common stock and sold by an affiliate of Unilever in a public offering in October 2003.

      Net Income Attributable to Common Shareholders.  In the three months ended December 31, 2004, the net income attributable to common shareholders increased by $29.8 million compared to the three months ended September 28, 2003, due to an increase in net income, and the accelerated accretion and elimination of accretion and dividends on the Series D convertible preferred stock.

      EBITDA.  EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by 29.6% for the three months ended December 31, 2004, as compared to the three months ended December 27, 2003. The increase in EBITDA was primarily the result of the debt extinguishment charges in the prior year period and the increased net sales and gross profit during the three months ended December 31, 2004, partially offset by higher selling, general and administrative expenses.

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

      The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2004	December 27, 2003

Net income	$31,726	$21,205
Plus:
Provision for income taxes	14,210	8,536
Interest expense, net	6,274	9,377
Depreciation and amortization	5,449	5,373

EBITDA	$57,659	$44,491

Six Months Ended December 31, 2004 Compared to the Six Months Ended December 27, 2003

      Net Sales.  Net sales increased approximately 8.0% for the six months ended December 31, 2004 over the six months ended December 27, 2003. The sales increase was driven primarily by the launch of the Curious Britney Spears fragrance in the U.S. in September 2004 and in select international markets in October 2004, the launch of Elizabeth Arden Provocative Woman fragrance in the U.S. in Spring 2004 and internationally in Summer 2004 and the favorable impact of foreign currency rates and increased sales in certain international markets, partially offset by lower sales to certain U.S. retail customers. Excluding the impact of foreign currency translation, net sales increased 5.7%

      Gross Profit.  Gross profit increased 14.9% for the six months ended December 31, 2004 over the six months ended December 27, 2003. The increase in gross profit was due to higher net sales, including a greater proportion of sales of higher margin owned and licensed brands than distributed brands and the favorable impact of foreign currency rates. Gross margin increased to 43.2% for the six months ended December 31, 2004, from 40.6% for the six months ended December 27, 2003.

      SG&A.  Selling, general and administrative expenses increased 19.3% for the six months ended December 31, 2004 over the six months ended December 27, 2003. The increase was principally due to additional advertising to support new product launches, including the use of television and print advertising for the Curious Britney Spears and Elizabeth Arden Provocative Woman fragrances and the adverse impact of foreign currency rates.

      Depreciation and Amortization.  Depreciation and amortization increased 4.7% for the six months ended December 31, 2004, compared to the six months ended December 27, 2003, principally as a result of the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the cessation of distribution operations at this facility and the accelerated amortization of a license agreement relating to products we plan to discontinue.

      Interest Expense.  Interest expense, net of interest income, decreased by 38.2% for the six months ended December 31, 2004 in comparison to the six months ended December 27, 2003. The decrease resulted from lower interest expense on our long-term debt due to refinancing activities.

      Debt Extinguishment Charges. We did not incur any debt extinguishment charges in the six months ended December 31, 2004 compared to the $9.4 million of debt extinguishment charges relating to the redemption of $56 million aggregate principal amount of the 11 3/4% senior notes and $40 million aggregate principal amount of the 10 3/8% senior notes recorded for the three months ended December 27, 2003. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

      Provision for Income Taxes.  The effective income tax rate for the three months ended December 31, 2004 of 31.0% has increased from 28.7% for the three months ended December 27, 2003 due to the expected increase in U.S. taxable income relative to consolidated income for the full fiscal year.

      Net Income.  Net income for the six months ended December 31, 2004 increased by approximately $14.0 million as compared to the six months ended December 27, 2003. The increase was a result of the debt extinguishment charges in the prior year, lower interest expense and higher operating income, partially offset by a higher tax rate.

      Accretion and Dividend on Preferred Stock.  As a result of the conversion of the remaining Series D convertible preferred stock into common stock in June 2004, there are no future accretion and dividend charges relating to preferred stock. For the six months ended December 27, 2003, the accretion and dividend on preferred stock of $1.7 million, which is a non-cash charge to net income attributable to common shareholders, represents the accretion of the original carrying value of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock.

      Accelerated Accretion on Converted Preferred Stock. As a result of the conversion of the remaining Series D convertible preferred stock into common stock in June 2004, there was no accelerated accretion charges relating to the preferred stock in the six months ended December 31, 2004. During the six months ended December 27, 2003, we recorded $18.6 million in accelerated accretion charges as a result of the conversion of Series D convertible preferred stock into common stock and sold by an affiliate of Unilever in a public offering in October 2003.

      Net Income Attributable to Common Shareholders.  During the six months ended December 31, 2004, the net income attributable to common shareholders increased by $34.3 million compared to the six months ended December 27, 2003, due to an increase in net income and the elimination of accretion and dividends on the Series D convertible preferred stock, including accelerated accretion during the six months ended December 27, 2003.

      EBITDA.  EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by 23.1% for the six months ended December 31, 2004, as compared to the six months ended December 27, 2003. The increase in EBITDA was primarily the result of the debt extinguishment charges in the prior year period, the increased net sales and gross profit during the six months ended December 31, 2004, partially offset by higher selling, general and administrative expenses.

      The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2004	December 27, 2003

Net income	$36,509	$22,520
Plus:
Provision for income taxes	16,462	9,064
Interest expense, net	12,259	19,851
Depreciation and amortization	10,982	10,485

EBITDA	$76,212	$61,920

Financial Condition

(Amounts in thousands)	Six Months Ended

	December 31, 2004	December 27, 2003

Net cash provided by operating activities	$2,392	$61,435
Net cash used in investing activities	(8,706)	(5,148)
Net cash provided by (used in) financing activities	16,186	(51,957)
Net increase in cash and cash equivalents	10,817	4,733

      Cash Flows.  Net cash provided by operating activities decreased 96.1% for the six months ended December 31, 2004 as compared to the six months ended December 27, 2003. The decrease for the six months ended December 31, 2004 was primarily due to an increase in accounts receivable related to the timing of sales and an increase in inventories to support new product launches, partially offset by an increase in accounts payable due to the timing of payments to vendors. Approximately two thirds of our net sales for the three months ended December 31, 2004 occurred during the last two months of the quarter compared to approximately one third in the prior year due to retailers purchasing later in the selling season to better manage their inventory levels.

      Net cash used in investing activities increased by 69.1% for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 primarily as a result of the final price adjustment to trademarks acquired in the Arden acquisition in the prior year.

      Net cash provided by financing activities increased by $68.1 million for the six months ended December 31, 2004 as compared to the six months ended December 27, 2003. The increase in net cash provided by financing activities for the six months ended December 31, 2004 was primarily due to increased short-term borrowings used to finance increases in accounts receivable, inventory and selling, general and administrative expenses and significantly higher payments on short and long-term debt during the six months ended December 27, 2003.

       Interest paid during the six months ended December 31, 2004 included a $9.6 million interest payment on the 7 3/4% senior subordinated notes that covered the period from the January 13, 2004 date of issuance through August 15, 2004.

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

      We have a revolving bank credit facility with a syndicate of banks that matures in June 2009. Our borrowings under this facility are limited to a "borrowing base," calculated based on 85% of eligible accounts receivable and 75% of eligible inventories (65% from November 16 to May 15). The borrowings are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. The credit facility prohibits the payment of cash dividends and the incurrence of debt (other than refinancing and certain small amounts of indebtedness). The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($40 million from November 16 through May 15). No financial maintenance covenant was applicable for the three and six month periods ended December 31, 2004. In addition, the indenture pursuant to which our 7 3/4% senior subordinated notes are issued restricts the incurrence of debt (other than refinancing indebtedness and certain other indebtedness) and the payment of dividends subject to satisfaction of a fixed charge coverage ratio and net income tests.

      On September 30, 2004, we executed an amendment to our credit facility that, among other things, extended the maturity date to June 2009 from January 2006 and included a reduction in the range of interest rates included in the applicable margin, added to either LIBOR-based rates or prime rates, at our option for outstanding borrowings. As a result of the September 2004 amendment to the credit facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.50% to 2.25% from a range of 2.00% to 2.75% for LIBOR loans and to a range of 0% to .50% from a range of 0.25% to 1.00% for prime rate borrowings. As of December 31, 2004, the applicable margin was

1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility ranges from 0.25% to 0.375% per year based on a debt service coverage ratio. At December 31, 2004, the commitment fee was 0.30%. See Note 6 to Notes to Unaudited Consolidated Financial Statements.

      Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, however, we may not remain in compliance with the debt service coverage ratio and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of December 31, 2004, we had $83 million in outstanding borrowings under our credit facility and approximately $167 million of eligible receivables and inventories available as collateral under the credit facility. Therefore, we had $84 million borrowing availability under the credit facility.

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

      Contractual Obligations. At December 31, 2004, we had commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $10.3 million through 2009 compared with $33.5 million as previously stated in our Transition Report at June 30, 2004.

Recently Issued Accounting Pronouncements and Recent Legislation

     In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), FASB Statement No.123R (revised 2004), Share-Based Payment (SFAS 123R) that requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company's adoption date. Therefore, SFAS 123R will affect us beginning in the three month period ending September 30, 2005. We are evaluating the impact that SFAS 123R will have on compensation expense for future periods.

      In October 2004, the American Jobs Creation Act of 2004 was signed into law. This act contains a number of provisions that might affect our future effective tax rate. The most significant provision would allow us to elect to deduct from our taxable income 85% of certain eligible dividends received by us from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. Another significant provision replaces the extraterritorial income exclusion with a domestic manufacturing deduction. To the extent we remit eligible dividends, we would have to record a provision for U.S. federal and state income taxes on the taxable portion of the remittance as no taxes have been previously provided. We are evaluating the impact this act will have on our effective tax rate for this fiscal year and beyond.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      As of December 31, 2004, we had $83.1 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Foreign Currency Risk

      We sell our products in approximately 90 countries around the world. During the three and six month periods ended December 31, 2004, we derived approximately 33% and 34%, respectively, of our net sales from our international operations. During the three and six month periods ended December 27, 2003, we derived approximately 31% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skincare and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" on our consolidated balance sheets.

      As of December 31, 2004, we had notional amounts of 40.6 million Euros and 10.4 million British pounds under foreign currency contracts that expire between January 31, 2005 and June 30, 2007 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each foreign currency option contract as a cash flow hedge. The unrealized loss, net of taxes, at December 31, 2004 associated with these contracts of approximately $3.3 million is included in accumulated other comprehensive income. The unrealized loss, net of taxes, incurred during the six months ended December 31, 2004 was approximately $3.4 million. We intend to only enter into foreign currency contracts that qualify for hedge accounting and, therefore, the gains and losses will only be recognized in earnings in the period in which the contracts expire. We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

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
ELIZABETH ARDEN, INC.

Date: February 7, 2005	/s/ E. Scott Beattie

E. Scott Beattie
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2005	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer.