Form 10-Q
period 2005-03-31
ELIZABETH ARDEN INC
filed 2005-05-10
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2005

Common Stock, $.01 par value	29,139,830 Shares

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	As of

	March 31,	June 30,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$25,966	$23,494
Accounts receivable, net	175,889	102,306
Inventories	260,640	258,638
Deferred income taxes	5,796	16,723
Prepaid expenses and other assets	14,240	15,914

Total current assets	482,531	417,075

Property and equipment, net	39,469	37,198

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	188,459	191,842
Debt financing costs, net	8,216	9,027
Deferred income taxes and other	5,763	8,544

Total other assets	202,438	209,413

Total assets	$724,438	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$67,700	$65,900
Accounts payable - trade	95,646	106,375
Other payables and accrued expenses	64,726	48,164
Current portion of long-term debt	--	4,764

Total current liabilities	228,072	225,203

Long-term debt	233,802	233,802
Other	2,394	2,621

Total long-term liabilities	236,196	236,423

Total liabilities	464,268	461,626

Commitments and contingencies (See Note 8)

Convertible, redeemable preferred stock, Series D, $.01 par value, 559,873 shares authorized; no shares issued and outstanding	--	--

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 29,128,497 and 28,169,941 shares issued and outstanding, respectively	291	282
Additional paid-in capital	248,452	228,891
Retained earnings (accumulated deficit)	20,071	(22,057)
Accumulated other comprehensive income	3,923	2,806
Unearned deferred compensation	(12,567)	(7,862)

Total shareholders' equity	260,170	202,060

Total liabilities and shareholders' equity	$724,438	$663,686

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2005	April 3, 2004	March 31, 2005	April 3, 2004

Net sales	$198,317	$182,188	$733,424	$677,429
Cost of sales (excludes depreciation of $681, 884, 2,052 and 2,745 respectively, included below)	102,431	98,667	406,424	392,712

Gross profit	95,886	83,521	327,000	284,717

Operating expenses
Selling, general and administrative	76,907	63,385	231,809	193,216
Depreciation and amortization	5,176	5,273	16,158	15,758

Total operating expenses	82,083	68,658	247,967	208,974

Income from operations	13,803	14,863	79,033	75,743

Other expense:
Interest expense, net	5,582	6,772	17,841	26,623
Debt extinguishment charges	--	29,359	--	38,805
Other	--	(4)	--	(5)

Other expense, net	5,582	36,127	17,841	65,423

Income (loss) before income taxes	8,221	(21,264)	61,192	10,320
Provision for (benefit from) income taxes	2,602	(10,725)	19,064	(1,661)

Net income (loss)	5,619	(10,539)	42,128	11,981
Accretion and dividend on preferred stock	--	593	--	2,291

Accelerated accretion on converted preferred stock	--	--	--	18,584

Net income (loss) attributable to common shareholders	$5,619	$(11,132)	$42,128	$(8,894)

Net income (loss) per common share (See Note 2):
Basic	$0.20	$(0.46)	$1.53	$(0.41)

Diluted	$0.19	$(0.46)	$1.41	$(0.41)

Weighted average number of common shares:
Basic	27,888	24,202	27,582	21,584

Diluted	30,164	24,202	29,890	21,584

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders' Equity
	Shares	Amount

Balance at June 30, 2004	28,170	$282	$228,891	$(22,057)	$2,806	$(7,862)	$202,060

Issuance of common stock upon exercise of stock options	524	5	5,239				5,244

Issuance of common stock for employee stock purchase plan	46		810				810

Other			(71)				(71)

Common stock issued to an independent contractor			801				801

Issuance of restricted stock, net of forfeitures	388	4	9,318			(9,322)	--

Adjustment for mark to market accounting of performance- based restricted stock			519			(519)	--

Amortization of unearned deferred compensation, net of forfeitures						5,136	5,136

Tax benefit from exercise of stock options			2,945				2,945

Comprehensive income:
Net income				42,128			42,128
Foreign currency translations					1,347		1,347
Unrealized cash flow hedging loss, net of taxes					(230)		(230)

Total comprehensive income	--	--	--	42,128	1,117	--	43,245

Balance at March 31, 2005	29,128	$291	$248,452	$20,071	$3,923	$(12,567)	$260,170

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31,	April 3,
	2005	2004

Operating Activities:
Net income	$42,128	$11,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,158	15,758
Amortization of senior note offering costs and note premium	1,236	2,121
Amortization of unearned deferred compensation	5,136	2,002
Loss on redemption of senior notes	--	38,805
Deferred income taxes	11,377	(8,895)
Tax benefit from stock options	2,945	1,210
Changes in assets and liabilities:
Increase in accounts receivable	(73,583)	(20,029)
(Increase) decrease in inventories	(2,002)	43,658
Decrease in prepaid expenses and other assets	2,514	6,218
Decrease in accounts payable	(10,729)	(22,282)
Increase (decrease) in other payables, accrued expenses and other liabilities	16,906	(5,951)
Other	883	1,795

Net cash provided by operating activities	12,969	66,391

Investing Activities:
Additions to property and equipment	(11,575)	(10,683)
Proceeds from disposals of property and equipment	--	13
License acquisition costs	(2,100)	--
Price adjustment to trademarks acquired in Arden acquisition	--	2,460

Net cash used in investing activities	(13,675)	(8,210)

Financing Activities:
Proceeds from (payments on) short-term debt	1,800	(20,422)
Payments on long-term debt	(4,764)	(326,092)
Proceeds from the issuance of senior notes	--	219,350
Proceeds from the exercise of stock options	5,244	4,313
Proceeds from the issuance of new common stock	--	62,668
Proceeds from the issuance of common stock for employee stock purchase plan	810	553
Repurchase of common stock	--	(398)
Other	(71)	--

Net cash provided by (used in) financing activities	3,019	(60,028)

Effect of exchange rate changes on cash and cash equivalents	159	572
Net increase (decrease) in cash and cash equivalents	2,472	(1,275)
Cash and cash equivalents at beginning of period	23,494	18,525

Cash and cash equivalents at end of period	$25,966	$17,250

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$22,973	$30,706

Income taxes paid during the period	$2,639	$3,387

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

      On June 2, 2004, the Company's board of directors (the "Board") approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect the Company's business cycle and to enhance business planning relative to its customers' retail calendars. Accordingly, the financial statements are presented for the three- and nine-month periods ended March 31, 2005, as compared to the three- and nine-month periods ended April 3, 2004. The three- and nine-month periods ended April 3, 2004 have four and six more days, respectively than the three- and nine-month periods ended March 31, 2005.

      The unaudited consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (the "Annual Report"), and the Company's Transition Report on Form 10-Q for the five-month transition period ended June 30, 2004 (the "Transition Report"), filed with the Commission.

      The consolidated balance sheet of the Company as of June 30, 2004 is derived from the financial statements included in the Transition Report. The consolidated financial statements presented in this quarterly report are unaudited but include all adjustments- which are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year. Certain reclassifications were made to the prior years' consolidated financial statements and the accompanying footnotes.

NOTE 2.    INCOME (LOSS) PER SHARE

      Basic income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income (loss) per share is similar to basic income (loss) per share except that the denominator includes potentially dilutive Common Stock such as stock options, warrants and convertible securities. Diluted loss per share equals basic loss per share for the three- and nine-month periods ended April 3, 2004 as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the computation of net income (loss) per share:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2005	April 3, 2004	March 31, 2005	April 3, 2004

Basic
Net income (loss) attributable to common shareholders	$5,619	$(11,132)	$42,128	$(8,894)

Weighted average shares outstanding	27,888	24,202	27,582	21,584

Net income (loss) per basic share	$0.20	$(0.46)	$1.53	$(0.41)

Diluted
Net income (loss) attributable to common shareholders	$5,619	$(11,132)	$42,128	$(8,894)

Weighted average shares outstanding	27,888	24,202	27,582	21,584

Potential common shares - treasury method	2,276	--	2,308	--

Weighted average shares and potential dilutive shares	30,164	24,202	29,890	21,584

Net income (loss) per diluted share	$0.19	$(0.46)	$1.41	$(0.41)

      For the three-month period ended April 3, 2004, the calculation of diluted loss per share excludes (a) 2.390 million potential common shares under the treasury method including unvested restricted stock awards; (b) 2.083 million shares of the Company's Series D Convertible Preferred Stock, $.01 par value ("Series D Convertible Preferred Stock") assumed to be converted as of the beginning of the fiscal year ended January 31, 2004; (c) 21,457 shares of Series D Convertible Preferred Stock that were received as a dividend and were convertible into 214,570 shares of Common Stock in the denominator; and (d) an add-back of $0.593 million to net income attributable to common shareholders related to non-accelerated accretion and dividends on the Series D Convertible Preferred Stock, as such deductions and add-backs would have had an anti-dilutive effect on the calculation of diluted loss per share.

      For the nine-month period ended April 3, 2004, the calculation of diluted loss per share excludes (a) 2.265 million potential common shares under the treasury method including unvested restricted stock awards; (b) 2.963 million shares of the Series D Convertible Preferred Stock assumed to be converted as of the beginning of the fiscal year ended January 31, 2004; (c) 21,457 shares of Series D Convertible Preferred Stock that were received as a dividend and were convertible into 214,570 shares of Common Stock in the denominator; (d) an add-back of $2.291 million to net income attributable to common shareholders related to non-accelerated accretion and dividends on the Series D Convertible Preferred Stock; and (e) $18.584 million for the accelerated accretion charge associated with the conversion of certain Series D Convertible Preferred Stock, as such deductions and add-backs would have had an anti-dilutive effect on the calculation of diluted loss per share.

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three and nine months ended March 31, 2005 and April 3, 2004 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended		Nine Months Ended

	March 31, 2005	April 3, 2004	March 31, 2005	April 3, 2004

Number of shares	--	386,900	--	386,900

Range of exercise price	$--	$20.15-21.60	$--	$20.15-21.60

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair market value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For a discussion of the new accounting standard on share-based payment, see Note 4.

      The Company accounts for its stock incentive plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no employee compensation costs are required to be recognized for the periods presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) attributable to common shareholders and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option compensation:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2005	April 3, 2004	March 31, 2005	April 3, 2004

Net income (loss) attributable to common shareholders, as reported	$5,619	$(11,132)	$42,128	$(8,894)
Add: Restricted stock-based employee compensation costs, net of tax, currently included in net income (loss)	1,101	488	3,492	1,394
Less: Stock-based employee compensation expense, net of tax, determined under fair value-based method	2,016	1,776	6,111	5,407

Pro forma net income (loss) attributable to common shareholders	$4,704	$(12,420)	$39,509	$(12,907)

Net income (loss) per common share
Basic
As reported	$0.20	$(0.46)	$1.53	$(0.41)
Pro forma	$0.17	$(0.51)	$1.43	$(0.60)
Diluted
As reported	$0.19	$(0.46)	$1.41	$(0.41)
Pro forma	$0.16	$(0.51)	$1.32	$(0.60)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND RECENT LEGISLATION

     In December 2004, FASB issued its final standard on accounting for share-based payments ("SBP"), ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R will be effective for the Company beginning in the three-month period ending September 30, 2005 and will apply to all outstanding and unvested SBP awards at its adoption date. The Company is evaluating the impact that SFAS 123R will have on compensation expense for future periods.

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

NOTE 5.    INVENTORIES

      The components of inventory were as follows:

	March 31,	June 30,
(Dollars in thousands)	2005	2004

Raw materials	$52,612	$49,373
Work in progress	23,143	35,938
Finished goods	184,885	173,327

Total	$260,640	$258,638

NOTE 6.    SHORT-TERM DEBT

      The Company has a revolving credit facility with a syndicate of banks, for which JP Morgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit (the "Credit Facility"). The Company entered into an amendment to the Credit Facility effective September 30, 2004 that extended the maturity of the Credit Facility to June 2009 from January 2006, reduced the interest rates and commitment fees based on the Company's debt service coverage ratio and enhanced the inventory component of the borrowing base. The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% from November 16 through May 15) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company's remaining 11 3/4% Senior Secured Notes due 2011 (the "11 3/4% Senior Notes") and rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

      The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($40 million from November 16 through May 15). No financial maintenance covenant was applicable for the three- and nine-month periods ended March 31, 2005. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness) and limits the payment of dividends on the Company's Common Stock, repurchases of Common Stock and other distributions to common shareholders.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the September 2004 amendment to the Credit Facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.50% to 2.25% from a range of 2.00% to 2.75% for LIBOR loans, and to a range of 0% to .50% from a range of 0.25% to 1.00% for prime rate borrowings. As of March 31, 2005, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from 0.25% to 0.375% per year. At March 31, 2005, the commitment fee was 0.25%.

      As of March 31, 2005, the Company had approximately $68 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $66 million in outstanding borrowings under the Credit Facility at June 30, 2004. As of March 31, 2005, the Company had approximately $143 million of eligible receivables and inventories available as collateral under the Credit Facility. Therefore, the Company had availability of approximately $71 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings during the third and fourth quarters (January through June) of its fiscal year.

NOTE 7.    LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

(Dollars in thousands)	March 31,	June 30,
Description	2005	2004

11 3/4% Senior Secured Notes due May 2011	$8,802	$8,802
7 3/4% Senior Subordinated Notes due January 2014	225,000	225,000
8.84% Miami Lakes Facility Mortgage Note due July 2004	--	4,764

Total	233,802	238,566
Less: Current portion of long-term debt	--	4,764

Long-term debt, net	$233,802	$233,802

      On July 1, 2004, the Company paid the remaining balance of $4.8 million plus accrued interest on the 8.84% Miami Lakes Facility Mortgage Note due July 2004.

      The following table lists all redemptions of 11 3/4% Senior Notes and 10 3/8% Senior Notes during the three- and nine-month periods ended April 3, 2004 and the related financial statement effect. (Dollars in thousands)
Redemption Date	Debt Instrument	Redemption Price	Principal Repurchased	Call Premium	Write-off of offering Costs	Excess of Carrying Value Over Principal Repurchased	Total Loss(1)

10/24/03	10 3/8%	103.458%	$20,000	$692	$252	$(654)	$290
11/21/03	11 3/4%	111.75%	56,000	6,580	2,101	--	8,681
12/17/03	10 3/8%	103.458%	20,000	691	237	(453)	475
01/13/04	11 3/4%	120.0%	95,198	19,040	3,513	--	22,553
01/13/04	Warrants	--	--	--	2,007	--	2,007
01/23/04	10 3/8%	103.458%	20,000	692	233	--	925
02/12/04	10 3/8%	103.458%	84,285	2,914	960	--	3,874

			$295,483	$30,609	$9,303	$(1,107)	$38,805

(1)  Loss refers to debt extinguishment charges included in the Company's Consolidated Statements of Operations.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    COMMITMENTS AND CONTINGENCIES

      At March 31, 2005, the Company had commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $32.3 million through 2010 compared with $33.5 million through 2009 as previously stated in the Company's Transition Report at June 30, 2004.

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

      As of March 31, 2005, the Company had notional amounts of 32.6 million Euros and 7.2 million British pounds under foreign currency contracts that expire between April 29, 2005 and June 29, 2007 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each foreign currency option contract as a cash flow hedge. The unrealized loss, net of taxes, at March 31, 2005 associated with these contracts of approximately $0.1 million is included in accumulated other comprehensive income during the three months ended March 31, 2005. The unrealized loss, net of taxes, incurred during the nine months ended March 31, 2005 was approximately $0.2 million.

      The Company is a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty; management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

      On March 29, 2005, the Company entered into an agreement to sell its corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida (the "Miami Lakes Facility"). The sales price for the Miami Lakes Facility is between $10.3 million to $12.1 million, depending on the assets purchased by the buyer. Under the terms of the agreement, the buyer has a 75-day inspection period during which the buyer may elect to terminate the agreement for any reason. During this 75-day period, the Miami Lakes Facility will continue to be marketed. The agreement is subject to customary closing conditions for commercial real estate transactions. Given the uncertainties above, there can be no assurance the transaction will be consummated, and the Miami Lakes Facility continues to be classified as an asset held for use.

NOTE 9.    CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Equity Offering

      On October 22, 2003, the Company completed a public offering of 5,750,000 shares of Common Stock at $18.25 per share. The Company sold 3,666,667 shares of Common Stock in the offering and an affiliate of Unilever, N.V. ("Unilever") sold 2,083,333 shares. The gross proceeds, before the offering discount of $3.8 million and approximately $0.4 million of offering expenses, was approximately $66.9 million, resulting in net proceeds to the Company of approximately $62.7 million. The Company used the net proceeds on November 21, 2003 to redeem $56 million aggregate principal amount of the 11 3/4% Senior Notes. See Note 7. The Company did not receive any proceeds from the sale of the shares by the affiliate of Unilever.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock

      In connection with the January 2001 acquisition of the Elizabeth Arden business, the Company issued 416,667 shares of the Series D Convertible Preferred Stock to an affiliate of Unilever. Since January 23, 2004, each share of Series D Convertible Preferred Stock was fully convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and were payable quarterly in additional shares of Series D Convertible Preferred Stock.

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

      The following table sets forth the accretion and dividend on the Series D Convertible Preferred Stock for the three- and nine-month periods ended April 3, 2004:

(Dollars in thousands)	Three Months Ended	Nine Months Ended

	April 3, 2004	April 3, 2004

Aggregate accretion	$327	$1,103
Dividends	266	1,188

Total	$593	$2,291

Conversion of Preferred Stock

      In connection with the public offering of Common Stock on October 22, 2003, an affiliate of Unilever converted 208,340 shares (representing $25 million of aggregate liquidation preference) of Series D Convertible Preferred Stock into 2,083,340 shares of Common Stock. As a result of the conversion of the Series D Convertible Preferred Stock, the accretion of the Series D Convertible Preferred Stock converted was accelerated in the amount of $18.6 million, resulting in a non-cash charge in this amount to net income attributable to common shareholders on the Company's Consolidated Statements of Operations for the nine months ended April 3, 2004.

      In June 2004, the affiliate of Unilever converted the remaining 231,793 shares of Series D Convertible Preferred Stock, (representing approximately $28.8 million of aggregate liquidation preference) into 2,317,930 shares of Common Stock, which were sold in a public offering on June 15, 2004. As a result of the conversion, the Company recorded accelerated accretion charges in June 2004, and there will be no additional accretion and dividend charges relating to the Series D Convertible Preferred Stock.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Incentive Plans and Awards

      At March 31, 2005, the Company had five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Non-Employee Director Plan (the "2004 Director Plan")) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan (the "2004 Incentive Plan")). All five plans were adopted by the Board and approved by the Company's shareholders. The shareholders of the Company approved the 2004 Incentive Plan on June 22, 2004, as there remained no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan.

      The 2004 Director Plan authorizes the Company to grant non-qualified stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholder meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. At March 31, 2005, 315,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

      The 2004 Incentive Plan authorizes the Company to grant stock-based incentives for 2,000,000 shares of Common Stock under such plan to eligible employees and others that provide services to the Company. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants will represent the closing price of the Common Stock on the date of grant. The 2004 Incentive Plan also permits stock appreciation rights, stock awards, performance awards and stock units. At March 31, 2005, 1,601,200 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Accelerated Restricted Stock

     On March 22, 2002, the Company granted shares of performance accelerated restricted stock ("PARS"). The PARS provided for a vesting period of six years from the date of grant, unless the Company's total shareholder return exceeded the median total shareholder return of the companies comprising the Russell 2000 Index (the "Benchmark") over a three, four or five-year period from the date of grant. Because the Company's stock price rose by approximately 116% as compared to an approximate 35% increase for the Benchmark since the PARS grant date, on March 22, 2005, 444,600 shares of the PARS vested. The Company had been incurring the associated expense assuming a March 22, 2005 vesting date.

      Consistent with the terms of the PARS, a new grant of performance accelerated restricted stock ("New PARS") was triggered upon vesting of the PARS. The Board approved the granting of up to 423,800 shares of New PARS. As a result of such approval, on March 22, 2005 the Company issued 398,800 shares of New PARS to 16 managerial employees. The New PARS will only vest if the Company's total shareholder return surpasses the total shareholder return of the Russell 2000 Index over a three, four, five or six-year period from the date of grant. These grants were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $9.5 million and are currently being amortized based upon a six-year vesting period.

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements as of March 31, 2005 and for the three- and nine-month periods then ended, and as of June 30, 2004, show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued in January 2001 to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The following condensed financial statements for the three- and nine-month periods ended April 3, 2004, show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantors entities, elimination adjustments and the consolidated total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of March 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$5,574	$20,086	$306	$--	$25,966
Accounts receivable, net	87,202	88,687	--	--	175,889
Inventories	170,587	90,053	--	--	260,640
Intercompany receivable	76,472	110,277	427,843	(614,592)	--
Deferred income taxes	5,796	--	--	--	5,796
Prepaid expenses and other assets	3,069	11,155	16	--	14,240

Total current assets	348,700	320,258	428,165	(614,592)	482,531

Property and equipment, net	26,862	12,607	--	--	39,469

Other Assets:
Investment in subsidiaries	49,024	--	--	(49,024)	--
Exclusive brand licenses, trademarks and intangibles, net	22,257	5,518	160,684	--	188,459
Debt financing costs, net	8,216	--	--	--	8,216
Other assets	276,835	(280,208)	9,136	--	5,763

Total other assets	356,332	(274,690)	169,820	(49,024)	202,438

Total assets	$731,894	$58,175	$597,985	$(663,616)	$724,438

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$67,700	$--	$--	$--	$67,700
Accounts payable - trade	75,877	19,769	--	--	95,646
Intercompany payable	62,754	233,865	317,973	(614,592)	--
Other payables and accrued expenses	30,246	34,353	127	--	64,726

Total current liabilities	236,577	287,987	318,100	(614,592)	228,072

Long-term debt, net	233,802	--	--	--	233,802
Other	1,345	1,049	--	--	2,394

Total liabilities	471,724	289,036	318,100	(614,592)	464,268

Shareholders' Equity
Common stock	291	--	--	--	291
Additional paid-in capital	248,452	(269,164)	269,164	--	248,452
Retained earnings	20,071	34,259	10,721	(44,980)	20,071
Accumulated other comprehensive income	3,923	4,044	--	(4,044)	3,923
Unearned deferred compensation	(12,567)	--	--	--	(12,567)

Total shareholders' equity	260,170	(230,861)	279,885	(49,024)	260,170

Total liabilities and shareholders' equity	$731,894	$58,175	$597,985	$(663,616)	$724,438

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of March 31, 2005

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$5,574	$20,195	$197	$--	$25,966
Accounts receivable, net	87,202	88,687	--	--	175,889
Inventories	170,587	90,053	--	--	260,640
Intercompany receivable	76,472	415,853	122,267	(614,592)	--
Deferred income taxes	5,796	--	--	--	5,796
Prepaid expenses and other assets	3,069	11,080	91	--	14,240

Total current assets	348,700	625,868	122,555	(614,592)	482,531

Property and equipment, net	26,862	12,607	--	--	39,469

Other Assets:
Investment in subsidiaries	49,024	--	--	(49,024)	--
Exclusive brand licenses, trademarks and intangibles, net	22,257	68	166,134	--	188,459
Debt financing costs, net	8,216	--	--	--	8,216
Other assets	276,835	(280,208)	9,136	--	5,763

Total other assets	356,332	(280,140)	175,270	(49,024)	202,438

Total assets	$731,894	$358,335	$297,825	$(663,616)	$724,438

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$67,700	$--	$--	$--	$67,700
Accounts payable - trade	75,877	19,766	3	--	95,646
Intercompany payable	62,754	225,973	325,865	(614,592)	--
Other payables and accrued expenses	30,246	34,353	127	--	64,726

Total current liabilities	236,577	280,092	325,995	(614,592)	228,072

Long-term debt, net	233,802	--	--	--	233,802
Other	1,345	1,049	--	--	2,394

Total liabilities	471,724	281,141	325,995	(614,592)	464,268

Shareholders' Equity
Common stock	291	--	--	--	291
Additional paid-in capital	248,452	(44)	44	--	248,452
Retained earnings	20,071	73,203	(28,223)	(44,980)	20,071
Accumulated other comprehensive income	3,923	4,035	9	(4,044)	3,923
Unearned deferred compensation	(12,567)	--	--	--	(12,567)

Total shareholders' equity	260,170	77,194	(28,170)	(49,024)	260,170

Total liabilities and shareholders' equity	$731,894	$358,335	$297,825	$(663,616)	$724,438

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,251	$16,202	$41	$--	$23,494
Accounts receivable, net	54,270	48,036	--	--	102,306
Inventories	187,359	71,279	--	--	258,638
Intercompany receivable	56,500	74,526	398,749	(529,775)	--
Deferred income taxes	16,723	--	--	--	16,723
Prepaid expenses and other assets	5,018	10,859	37	--	15,914

Total current assets	327,121	220,902	398,827	(529,775)	417,075

Property and equipment, net	27,125	10,073	--	--	37,198

Other Assets:
Investment in subsidiaries	19,908	--	--	(19,908)	--
Exclusive brand licenses, trademarks and intangibles, net	24,390	5,553	161,899	--	191,842
Debt financing costs, net	9,027	--	--	--	9,027
Deferred income taxes and other	271,827	(268,417)	5,134	--	8,544

Total other assets	325,152	(262,864)	167,033	(19,908)	209,413

Total assets	$679,398	$(31,889)	$565,860	$(549,683)	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$65,900	$--	$--	$--	$65,900
Accounts payable - trade	93,173	13,202	--	--	106,375
Intercompany payable	51,365	181,060	297,354	(529,779)	--
Other payables and accrued expenses	26,594	21,147	419	4	48,164
Current portion of long-term debt	4,764	--	--	--	4,764

Total current liabilities	241,796	215,409	297,773	(529,775)	225,203

Long-term debt, net	233,802	--	--	--	233,802
Other	1,740	881	--	--	2,621

Total liabilities	477,338	216,290	297,773	(529,775)	461,626

Shareholders' Equity
Common stock	282	--	--	--	282
Additional paid-in capital	228,891	(265,164)	265,164	--	228,891
(Accumulated deficit) retained earnings	(22,057)	14,058	2,923	(16,981)	(22,057)
Accumulated other comprehensive income	2,806	2,927	--	(2,927)	2,806
Unearned deferred compensation	(7,862)	--	--	--	(7,862)

Total shareholders' equity	202,060	(248,179)	268,087	(19,908)	202,060

Total liabilities and shareholders' equity	$679,398	$(31,889)	$565,860	$(549,683)	$663,686

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2004

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,251	$16,213	$30	$--	$23,494
Accounts receivable, net	54,270	48,036	--	--	102,306
Inventories	187,359	71,279	--	--	258,638
Intercompany receivable	56,500	365,781	107,494	(529,775)	--
Deferred income taxes	16,723	--	--	--	16,723
Prepaid expenses and other assets	5,018	10,776	120	--	15,914

Total current assets	327,121	512,085	107,644	(529,775)	417,075

Property and equipment, net	27,125	10,073	--	--	37,198

Other Assets:
Investment in subsidiaries	19,908	--	--	(19,908)	--
Exclusive brand licenses, trademarks and intangibles, net	24,390	98	167,354	--	191,842
Debt financing costs, net	9,027	--	--	--	9,027
Deferred income taxes and other	271,827	(268,419)	5,136	--	8,544

Total other assets	325,152	(268,321)	172,490	(19,908)	209,413

Total assets	$679,398	$253,837	$280,134	$(549,683)	$663,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$65,900	$--	$--	$--	$65,900
Accounts payable - trade	93,173	13,202	--	--	106,375
Intercompany payable	51,365	173,821	304,593	(529,779)	--
Other payables and accrued expenses	26,594	21,147	419	4	48,164
Current portion of long-term debt	4,764	--	--	--	4,764

Total current liabilities	241,796	208,170	305,012	(529,775)	225,203

Long-term debt, net	233,802	--	--	--	233,802
Other	1,740	881	--	--	2,621

Total liabilities	477,338	209,051	305,012	(529,775)	461,626

Shareholders' Equity
Common stock	282	--	--	--	282
Additional paid-in capital	228,891	(44)	44	--	228,891
(Accumulated deficit) retained earnings	(22,057)	41,912	(24,931)	(16,981)	(22,057)
Accumulated other comprehensive income	2,806	2,918	9	(2,927)	2,806
Unearned deferred compensation	(7,862)	--	--	--	(7,862)

Total shareholders' equity	202,060	44,786	(24,878)	(19,908)	202,060

Total liabilities and shareholders' equity	$679,398	$253,837	$280,134	$(549,683)	$663,686

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$112,393	$85,924	$2,831	$(2,831)	$198,317
Cost of sales	67,330	35,101	--	--	102,431

Gross profit	45,063	50,823	2,831	(2,831)	95,886

Selling, general and administrative costs	33,770	46,338	(370)	(2,831)	76,907
Depreciation and amortization	2,946	1,568	662	--	5,176

Income from operations	8,347	2,917	2,539	--	13,803
Other expense (income):
Interest expense (income)	5,571	481	(470)	--	5,582
Other	(5,145)	199	929	4,017	--

Income before income taxes	7,921	2,237	2,080	(4,017)	8,221
Provision for income taxes	2,302	300	--	--	2,602

Net income	$5,619	$1,937	$2,080	$(4,017)	$5,619

Statement of Operations	Nine Months Ended March 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$468,283	$265,141	$11,819	$(11,819)	$733,424
Cost of sales	291,904	114,520	--	--	406,424

Gross profit	176,379	150,621	11,819	(11,819)	327,000

Selling, general and administrative costs	125,524	119,299	(1,195)	(11,819)	231,809
Depreciation and amortization	9,608	4,531	2,019	--	16,158

Income from operations	41,247	26,791	10,995	--	79,033
Other expense (income):
Interest expense (income)	17,799	1,865	(1,823)	--	17,841
Other	(33,442)	422	5,022	27,998	--

Income before income taxes	56,890	24,504	7,796	(27,998)	61,192
Provision for income taxes	14,762	4,302	--	--	19,064

Net income	$42,128	$20,202	$7,796	$(27,998)	$42,128

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Operations	Three Months Ended March 31, 2005

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Net sales	$112,393	$85,924	$2,831	$(2,831)	$198,317
Cost of sales	67,330	35,101	--	--	102,431

Gross profit	45,063	50,823	2,831	(2,831)	95,886

Selling, general and administrative costs	33,770	46,339	(371)	(2,831)	76,907
Depreciation and amortization	2,946	1,566	664	--	5,176

Income from operations	8,347	2,918	2,538	--	13,803
Other expense (income):
Interest expense (income)	5,571	(2,124)	2,135	--	5,582
Other	(5,145)	198	930	4,017	--

Income (loss) before income taxes	7,921	4,844	(527)	(4,017)	8,221
Provision for income taxes	2,302	300	--	--	2,602

Net income (loss)	$5,619	$4,544	$(527)	$(4,017)	$5,619

Statement of Operations	Nine Months Ended March 31, 2005

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Net sales	$468,283	$265,141	$11,819	$(11,819)	$733,424
Cost of sales	291,904	114,520	--	--	406,424

Gross profit	176,379	150,621	11,819	(11,819)	327,000

Selling, general and administrative costs	125,524	119,250	(1,146)	(11,819)	231,809
Depreciation and amortization	9,608	4,526	2,024	--	16,158

Income from operations	41,247	26,845	10,941	--	79,033
Other expense (income):
Interest expense (income)	17,799	(9,172)	9,214	--	17,841
Other	(33,442)	422	5,022	27,998	--

Income (loss) before income taxes	56,890	35,595	(3,295)	(27,998)	61,192
Provision for income taxes	14,762	4,302	--	--	19,064

Net income (loss)	$42,128	$31,293	$(3,295)	$(27,998)	$42,128

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended April 3, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$120,132	$62,056	$2,825	$(2,825)	$182,188
Cost of sales	73,541	25,126	--	--	98,667

Gross profit	46,591	36,930	2,825	(2,825)	83,521

Selling, general and administrative costs	37,273	29,516	(579)	(2,825)	63,385
Depreciation and amortization	2,983	1,693	597	--	5,273

Income from operations	6,335	5,721	2,807	--	14,863
Other expense (income):
Interest expense (income)	6,758	1,050	(1,036)	--	6,772
Debt extinguishment charges	29,359	--	--	--	29,359
Other	(9,121)	(223)	1,326	8,014	(4)

(Loss) income before income taxes	(20,661)	4,894	2,517	(8,014)	(21,264)
Benefit from income taxes	(10,122)	(603)	--	--	(10,725)

Net (loss) income	$(10,539)	$5,497	$2,517	$(8,014)	$(10,539)

Statement of Operations	Nine Months Ended April 3, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$462,077	$215,352	$12,782	$(12,782)	$677,429
Cost of sales	296,852	95,860	--	--	392,712

Gross profit	165,225	119,492	12,782	(12,782)	284,717

Selling, general and administrative costs	116,876	90,944	(1,822)	(12,782)	193,216
Depreciation and amortization	9,383	4,645	1,730	--	15,758

Income from operations	38,966	23,903	12,874	--	75,743
Other expense (income):
Interest expense (income)	26,566	3,028	(2,971)	--	26,623
Debt extinguishment charges	38,805	--	--	--	38,805
Other	(33,808)	(977)	5,621	29,159	(5)

Income (loss) before income taxes	7,403	21,852	10,224	(29,159)	10,320
(Benefit from) provision for income taxes	(4,578)	2,917	--	--	(1,661)

Net income	$11,981	$18,935	$10,224	$(29,159)	$11,981

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended April 3, 2004

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Net sales	$120,132	$62,056	$3,068	$(3,068)	$182,188
Cost of sales	73,541	25,126	--	--	98,667

Gross profit	46,591	36,930	3,068	(3,068)	83,521

Selling, general and administrative costs	37,273	29,812	(632)	(3,068)	63,385
Depreciation and amortization	2,983	1,691	599	--	5,273

Income from operations	6,335	5,427	3,101	--	14,863
Other expense (income):
Interest expense (income)	6,758	(5,710)	5,724	--	6,772
Debt extinguishment charges	29,359	--	--	--	29,359
Other	(9,121)	(222)	1,326	8,013	(4)

(Loss) income before income taxes	(20,661)	11,359	(3,949)	(8,013)	(21,264)
(Benefit from) provision for income taxes	(10,122)	(633)	30	--	(10,725)

Net (loss) income	$(10,539)	$11,992	$(3,979)	$(8,013)	$(10,539)

Statement of Operations	Nine Months Ended April 3, 2004

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Net sales	$462,077	$215,352	$13,025	$(13,025)	$677,429
Cost of sales	296,852	95,860	--	--	392,712

Gross profit	165,225	119,492	13,025	(13,025)	284,717

Selling, general and administrative costs	116,876	91,145	(1,780)	(13,025)	193,216
Depreciation and amortization	9,383	4,640	1,735	--	15,758

Income from operations	38,966	23,707	13,070	--	75,743
Other expense (income):
Interest expense (income)	26,566	(16,480)	16,537	--	26,623
Debt extinguishment charges	38,805	--	--	--	38,805
Other	(33,808)	(977)	5,621	29,159	(5)

Income (loss) before income taxes	7,403	41,164	(9,088)	(29,159)	10,320
(Benefit from) provision for income taxes	(4,578)	2,954	(37)	--	(1,661)

Net income (loss)	$11,981	$38,210	$(9,051)	$(29,159)	$11,981

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Nine Months Ended March 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$10,410	$(6,177)	$8,739	$(3)	$12,969

Investing activities:
Additions to property and equipment	(4,582)	(6,993)	--	--	(11,575)
License acquisition costs	(2,100)	--	--	--	(2,100)

Net cash used in investing activities	(6,682)	(6,993)	--	--	(13,675)

Financing activities:
Proceeds from short-term debt	1,800	--	--	--	1,800
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	5,244	--	--	--	5,244
Proceeds from issuance of common stock for employee stock purchase plan	810	--	--	--	810
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(8,583)	17,054	(8,474)	3	--

Net cash (used in) provided by financing activities	(5,564)	17,054	(8,474)	3	3,019

Effect of exchange rate changes on cash and cash equivalents	159	--	--	--	159
Net (decrease) increase in cash and cash equivalents	(1,677)	3,884	265	--	2,472
Cash and cash equivalents at beginning of period	7,251	16,202	41	--	23,494

Cash and cash equivalents at end of period	$5,574	$20,086	$306	$--	$25,966

Statement of Cash Flows	Nine Months Ended March 31, 2005

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$10,410	$8,895	$(6,333)	$(3)	$12,969

Investing activities:
Additions to property and equipment	(4,582)	(6,993)	--	--	(11,575)
License acquisition costs	(2,100)	--	--	--	(2,100)

Net cash used in investing activities	(6,682)	(6,993)	--	--	(13,675)

Financing activities:
Proceeds from short-term debt	1,800	--	--	--	1,800
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	5,244	--	--	--	5,244
Proceeds from issuance of common stock for employee stock purchase plan	810	--	--	--	810
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(8,583)	2,080	6,500	3	--

Net cash (used in) provided by financing activities	(5,564)	2,080	6,500	3	3,019

Effect of exchange rate changes on cash and cash equivalents	159	--	--	--	159
Net (decrease) increase in cash and cash equivalents	(1,677)	3,982	167	--	2,472
Cash and cash equivalents at beginning of period	7,251	16,213	30	--	23,494

Cash and cash equivalents at end of period	$5,574	$20,195	$197	$--	$25,966

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Nine Months Ended April 3, 2004

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$22,835	$(242,919)	$286,468	$7	$66,391

Investing activities:
Additions to property and equipment	(5,654)	(5,029)	--	--	(10,683)
Proceeds from disposals of property and equipment	13	--	--	--	13
Price adjustment to trademarks acquired in Arden acquisition	2,460	--	--	--	2,460

Net cash used in investing activities	(3,181)	(5,029)	--	--	(8,210)

Financing activities:
Payments on short-term debt	(20,422)	--	--	--	(20,422)
Payments on long-term debt	(326,092)	--	--	--	(326,092)
Proceeds from the issuance of senior notes	219,350	--	--	--	219,350
Proceeds from the exercise of stock options	4,313	--	--	--	4,313
Proceeds from the issuance of new common stock	62,668	--	--	--	62,668
Proceeds from issuance of common stock for employee stock purchase plan	553	--	--	--	553
Repurchase of common stock	(398)	--	--	--	(398)
Net change in intercompany obligations	36,796	249,891	(286,680)	(7)	--

Net cash used in financing activities	(23,232)	249,891	(286,680)	(7)	(60,028)

Effect of exchange rate changes on cash and cash equivalents	572	--	--	--	572
Net (decrease) increase in cash and cash equivalents	(3,006)	1,943	(212)	--	(1,275)
Cash and cash equivalents at beginning of period	6,676	11,495	354	--	18,525

Cash and cash equivalents at end of period	$3,670	$13,438	$142	$--	$17,250

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Nine Months Ended April 3, 2004

	Company	Non-Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$22,835	$48,749	$(5,200)	$7	$66,391

Investing activities:
Additions to property and equipment	(5,654)	(5,029)	--	--	(10,683)
Proceeds from disposals of property and equipment	13	--	--	--	13
Price adjustment to trademarks acquired in Arden acquisition	2,460	--	--	--	2,460

Net cash used in investing activities	(3,181)	(5,029)	--	--	(8,210)

Financing activities:
Payments on short-term debt	(20,422)	--	--	--	(20,422)
Payments on long-term debt	(326,092)	--	--	--	(326,092)
Proceeds from the issuance of senior notes	219,350	--	--	--	219,350
Proceeds from the exercise of stock options	4,313	--	--	--	4,313
Proceeds from the issuance of new common stock	62,668	--	--	--	62,668
Proceeds from issuance of common stock for employee stock purchase plan	553	--	--	--	553
Repurchase of common stock	(398)	--	--	--	(398)
Net change in intercompany obligations	36,796	(41,665)	4,876	(7)	--

Net cash (used in) provided by financing activities	(23,232)	(41,665)	4,876	(7)	(60,028)

Effect of exchange rate changes on cash and cash equivalents	572	--	--	--	572
Net (decrease) increase in cash and cash equivalents	(3,006)	2,055	(324)	--	(1,275)
Cash and cash equivalents at beginning of period	6,676	11,495	354	--	18,525

Cash and cash equivalents at end of period	$3,670	$13,550	$30	$--	$17,250

NOTE 11.    STATEMENT OF CASH FLOW - SUPPLEMENTAL INFORMATION

      The Company incurred the following non-cash financing and investing activities:

(Amounts in thousands)	Nine Months Ended

	March 31,	April 3,
	2005	2004

Accretion on Series D Convertible Preferred Stock (See Note 9)	$--	$2,291

Accelerated accretion on Series D Convertible Preferred Stock	$--	$18,584

Conversion to Common Stock	$--	$6,416
Accreted dividends not paid on Series D Convertible Preferred Stock	--	1,927

Conversion of Series D Convertible Preferred Stock	$--	$8,343

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

Commitments and Contingencies

      In November 2003, the Company announced that it would consolidate its U.S. distribution operations into a single distribution facility in Roanoke, Virginia by March 2004. The Roanoke facility was expanded in 2003 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. The Company ceased conducting distribution activities from the Miami Lakes Facility at the end of January 2004 and is planning to sell this facility. The Company will continue to use the corporate offices located in the Miami Lakes Facility until the facility is sold and then it will move its corporate offices to another location in the area. In connection with the consolidation, the U.S. workforce was reduced by approximately 10%. The consolidation was substantially completed in March 2004. The Company has signed an agreement to sell the Miami Lakes Facility, which is subject to a number of contingencies. See Note 8.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Public Offering of Common Stock

      On June 15, 2004, the Company completed a public offering of 2,549,723 shares of its Common Stock, which were sold at $19.50 per share. Conopco, Inc. and Unilever United States Foundation, Inc., affiliates of Unilever (the "Selling Shareholders"), sold 2,317,930 shares and the Company sold 231,793 shares pursuant to an over-allotment option granted by the Company and exercised by the underwriter in the offering. The shares sold by the Selling Shareholders represented the remaining shares of Common Stock underlying the Company's outstanding Series D Convertible Preferred Stock. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. The Company used the net proceeds it received from the exercise of the over-allotment option to reduce borrowings under the Credit Facility.

Stock Incentive Awards

      On February 13, 2004, the Company authorized the grant of an aggregate of 40,578 shares of restricted stock to 189 employees that vested in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $734,000, which was amortized over the one-year vesting period.

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

      Also on March 10, 2004, the Company authorized the grant of performance-based restricted stock to 107 managerial employees for approximately 192,000 shares of Common Stock. The performance-based restricted stock will vest as to one third of the stock granted on each of the Company's fiscal years ending June 30, 2005, 2006 and 2007, but only if the person receiving the grant is employed by the Company at the time of vesting and the Company achieves a cumulative annualized increase in earnings per share of 10%, excluding any one-time or extraordinary events (as determined by the compensation committee), and after giving effect to any stock splits or other recapitalizations. The restricted stock was initially recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $4.0 million and is being amortized over the three-year vesting period, subject to mark to market adjustments.

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

Related Party Transaction

      In March 2002, the Company provided a loan to its current chairman and chief executive officer in the principal amount of $0.5 million (the "Note"), which matured on March 31, 2004 and bore interest at an annual rate of 5%. This loan replaced earlier loans made by the Company to its chairman and chief executive officer during the fiscal year ended January 31, 1999. In July 2002, the chairman and chief executive officer repaid the Company $0.1 million of the principal amount of the Note. The remaining loan balance of $0.4 million plus accrued interest was repaid by the March 31, 2004 maturity date.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this quarterly report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence or operations; the impact of competitive products and pricing; risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, political instability in certain regions of the world, and unexpected factors affecting customer purchasing patterns; our ability to successfully launch new products and implement our growth strategy; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes; our customers' financial condition; our ability to access capital for acquisitions; changes in product mix to less profitable products; the retention and availability of key personnel; the assumptions underlying our critical accounting estimates; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for the majority of our supply of certain products; changes in the retail, fragrance and cosmetic industries; our ability to protect our intellectual property rights; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

      This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended January 31, 2004 and our Transition Report on Form 10-Q for the five-month period ended June 30, 2004. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

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

      We experience seasonality in our working capital, with peak inventory levels from July to October and peak receivable balances from September to December. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of December, January and February of each year, cash is normally generated as customer payments on holiday season orders are received.

      On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers' retail calendars. We filed a transition report on Form 10-Q for the five-month period ended June 30, 2004. The three- and nine-month periods ended April 3, 2004 have four and six more days, respectively, than the three- and nine-month periods ended March 31, 2005.

Overview

      For the three- and nine-month periods ended March 31, 2005, net sales increased 8.9% and 8.3%, respectively, compared to the three- and nine-month periods ended April 3, 2004 as a result of the launch of the Curious Britney Spears fragrance in the U.S. and select international markets in fall 2004 and in additional international markets beginning in February 2005, the launch and performance of the Elizabeth Arden Provocative Woman fragrance launched in the U.S. in spring 2004 and internationally in summer 2004, and the favorable impact of foreign currency rates, partially offset by lower sales to certain U.S. retail customers. Gross margin increased to 48.3% from 45.8% for the three-month period ended March 31, 2005 compared to the three-month period ended April 3, 2004. Gross margin increased to 44.6% from 42.0% for the nine-month period ended March 31, 2005 compared to the nine-month period ended April 3, 2004, reflecting increased sales of higher margin brands such as the Curious Britney Spears fragrance and the favorable impact of foreign currency rates. For the three- and nine-month periods ended March 31, 2005, selling, general and administrative expenses increased 21.3% and 20.0%, respectively, compared to the three- and nine-month periods ended April 3, 2004 as a result of increased advertising expenses to support brand development, including new product launches, and the adverse impact of foreign currency rates. During the three- and nine-month periods ended March 31, 2005, interest expense decreased by $1.2 million and $8.8 million, respectively, as a result of our debt refinancing activities during 2004. The increase in advertising and promotional activities was funded with a portion of the interest savings.

Critical Accounting Policies and Estimates

      We believe the accounting policies below represent our critical accounting policies. See our Annual Report on Form 10-K for the year ended January 31, 2004 for a detailed discussion on the application of these and other accounting policies.

      Accounting for Acquisitions and Intangible Assets.  We have accounted for our acquisitions, including the acquisition of the Elizabeth Arden business, under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

      We have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. In April 2005, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

      Long-Lived Assets.  We review for impairment long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the three and nine months ended March 31, 2005 and April 3, 2004, we did not recognize any impairment charges associated with our long-lived assets. For a discussion on the sale of our corporate headquarters and former distribution facility, see Note 8 to the notes to unaudited consolidated financial statements.

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

      Allowances for Sales Returns and Markdowns.  As is customary in the prestige beauty business, we grant certain of our customers, subject to our authorization and approval, the right to either return product or to receive a markdown allowance for certain promotional product. Upon a sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. There is considerable judgment used in evaluating the factors influencing the allowance for returns and markdowns, and additional allowances in any particular period may be needed.

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

      Stock-Based Compensation.  We account for our stock-based compensation under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income and net income per common share for the three- and nine-month periods ended March 31, 2005 and April 3, 2004 is set forth in Note 3 to the Notes to Unaudited Consolidated Financial Statements.

      Performance Accelerated Restricted Stock (PARS).  PARS are restricted stock awards with a pre-defined vesting period of six years that also provide for accelerated vesting to three, four or five years from the date of grant if our total shareholder return exceeds the total shareholder return of the median of the companies comprising the Russell 2000 Index over the respective three, four or five-year period. Because our stock price rose by approximately 116% as compared to an approximate 35% increase for the median of the companies comprising the Russell 2000 Index over the three-year period since the March 2002 grant date, the vesting was accelerated. The PARS were recorded as unearned deferred compensation in shareholders' equity at the market value on the date of grant and were based on a six-year vesting period for the first two years following the date of grant and the balance was accelerated after two years based on our probability of exceeding the total shareholder return of the median of the companies comprising the Russell 2000 Index in March 2005.

      Consistent with the terms of the PARS, a new grant of performance accelerated restricted stock (New PARS) was triggered upon vesting of the initial grant. As a result, our board of directors approved the grant of up to 423,800 shares of New PARS and, on March 22, 2005, we issued 398,800 shares of New PARS to 16 managerial employees. The New PARS will only vest if the Company's total shareholders return surpasses the total shareholder return of the Russell 2000 Index over a three, four, five or six-year period from the date of grant.

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

      In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SFAS 123R) that requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R will be effective for the Company beginning in the three-month period ending September 30, 2005 and will apply to all outstanding and unvested share-based payment awards at its adoption date. We are evaluating the impact that SFAS 123R will have on compensation expense for future periods.

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

Results of Operations

      The following discussion compares the historical results of operations for the three- and nine-month periods ended March 31, 2005 and April 3, 2004. Results of operations, in thousands and as a percentage of net sales, were as follows (percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended

	March 31, 2005		April 3, 2004		March 31, 2005		April 3, 2004

Net sales	$198,317	100.0%	$182,188	100.0%	$733,424	100.0%	$677,429	100.0%
Cost of sales	102,431	51.7	98,667	54.2	406,424	55.4	392,712	58.0
Gross profit	95,886	48.3	83,521	45.8	327,000	44.6	284,717	42.0
Selling, general and administrative expenses	76,907	38.8	63,385	34.8	231,809	31.6	193,216	28.5
Depreciation and amortization	5,176	2.6	5,273	2.9	16,158	2.2	15,758	2.3
Income from operations	13,803	7.0	14,863	8.2	79,033	10.8	75,743	11.2
Interest expense, net	5,582	2.8	6,772	3.7	17,841	2.4	26,623	3.9
Debt extinguishment charges	--	--	29,359	16.1	--	--	38,805	5.7
Other	--	--	(4)	(0.0)	--	--	(5)	(0.0)
Income (loss) before income taxes	8,221	4.1	(21,264)	(11.7)	61,192	8.3	10,320	1.5
Provision for (benefit from) income taxes	2,602	1.3	(10,725)	(5.9)	19,064	2.6	(1,661)	(0.2)
Net income (loss)	5,619	2.8	(10,539)	(5.8)	42,128	5.7	11,981	1.8
Accretion and dividend on preferred stock	--	--	593	0.3	--	--	2,291	0.3
Accelerated accretion on converted preferred stock	--	--	--	--	--	--	18,584	2.7
Net income (loss) attributable to common shareholders	$5,619	2.8%	$(11,132)	(6.1)%	$42,128	5.7%	$(8,894)	(1.3)%
Other data:
EBITDA and EBITDA margin (1)	$18,979	9.6%	$(9,219)	(5.1)%	$95,191	13.0%	$52,701	7.8%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended March 31, 2005 Compared to Three Months Ended April 3, 2004 and Nine Months Ended March 31, 2005 Compared to Nine Months Ended April 3, 2004. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended March 31, 2005 Compared to Three Months Ended April 3, 2004

      Net Sales.  Net sales increased approximately 8.9% for the three months ended March 31, 2005 over the three months ended April 3, 2004. The sales increase was driven primarily by the launch of the Curious Britney Spears fragrance in additional international markets and travel retail markets, replenishment orders for Curious Britney Spears fragrance in the U.S., the favorable impact of foreign currency rates and increased sales of the Elizabeth Arden Provocative Woman fragrance in certain international markets, partially offset by lower sales to certain U.S. retail customers. Excluding the impact of foreign currency translation, net sales increased 6.1%.

      Gross Profit.  Gross profit increased 14.8% for the three months ended March 31, 2005 over the three months ended April 3, 2004. The increase in gross profit was due to higher net sales, including sales of higher margin brands such as the Curious Britney Spears fragrance, the favorable impact of foreign currency rates and lower promotional costs. Gross margin increased to 48.3% for the three months ended March 31, 2005, from 45.8% for the three months ended April 3, 2004.

      SG&A.  Selling, general and administrative expenses increased 21.3% for the three months ended March 31, 2005 over the three months ended April 3, 2004. The increase was principally due to additional advertising to support brand development, including the Curious Britney Spears launch in additional international markets, and the adverse impact of foreign currency rates.

      Interest Expense.  Interest expense, net of interest income, decreased by approximately $1.2 million or 17.6% for the three months ended March 31, 2005, compared to the three months ended April 3, 2004. The decrease resulted from lower interest expense on our long-term debt due to refinancing activities in fiscal 2004.

      Debt Extinguishment Charges. We did not incur any debt extinguishment charges in the three months ended March 31, 2005 compared to the $29.4 million of debt extinguishment charges relating to the redemption of $95.2 million aggregate principal amount of the 11 3/4% senior notes and $20 million aggregate principal amount of the 10 3/8% senior notes recorded for the three months ended April 3, 2004. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

      Provision for (Benefit from) Income Taxes.   We had a provision for income taxes for the three months ended March 31, 2005 compared to a benefit from income taxes for the three months ended April 3, 2004 primarily due to the debt extinguishment charges in the 2004 period.

      Net Income.  Net income for the three months ended March 31, 2005 increased by approximately $16.2 million as compared to the three months ended April 3, 2004. The increase was a result of the debt extinguishment charges in the prior year and lower interest expense, partially offset by higher selling, general and administrative expenses.

      Accretion and Dividend on Preferred Stock.  As a result of the conversion of the remaining Series D convertible preferred stock into common stock in June 2004, there are no future accretion and dividend charges relating to preferred stock. For the three months ended April 3, 2004, the accretion and dividend on preferred stock of $0.6 million, which is a non-cash charge to net income attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock.

      Net Income Attributable to Common Shareholders.  In the three months ended March 31, 2005, the net income attributable to common shareholders increased by $16.8 million compared to the three months ended April 3, 2004, due to an increase in net income and the elimination of accretion and dividends on the Series D convertible preferred stock.

      EBITDA.  EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased from a loss of $9.2 million for the three months ended April 3, 2004, to income of $19.0 million for the three months ended March 31, 2005. The increase in EBITDA was primarily the result of the debt extinguishment charges in the prior year period and the increased net sales and gross profit during the three months ended March 31, 2005, partially offset by higher selling, general and administrative expenses.

      EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure , we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

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

      The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2005	April 3, 2004

Net income (loss)	$5,619	$(10,539)
Plus:
Provision for (benefit from) income taxes	2,602	(10,725)
Interest expense, net	5,582	6,772
Depreciation and amortization	5,176	5,273

EBITDA	$18,979	$(9,219)

Nine Months Ended March 31, 2005 Compared to the Nine Months Ended April 3, 2004

      Net Sales.  Net sales increased approximately 8.3% for the nine months ended March 31, 2005 compared to the nine months ended April 3, 2004. The sales increase was driven primarily by the launch of the Curious Britney Spears fragrance in the U.S. and select international markets in fall 2004 and in additional international markets in March 2005, sales of the Elizabeth Arden Provocative Woman fragrance which was launched in the U.S. in spring 2004 and internationally in summer 2004, and the favorable impact of foreign currency rates partially offset by lower sales of certain fragrances to certain U.S. retail customers. Excluding the impact of foreign currency translation, net sales increased 5.9%.

      Gross Profit.  Gross profit increased 14.9% for the nine months ended March 31, 2005 over the nine months ended April 3, 2004. The increase in gross profit was due to higher net sales, including a greater proportion of sales of higher margin owned and licensed brands than distributed brands, and the favorable impact of foreign currency rates. Gross margin increased to 44.6% for the nine months ended March 31, 2005, from 42.0% for the nine months ended April 3, 2004.

      SG&A.  Selling, general and administrative expenses increased 20.0% for the nine months ended March 31, 2005 over the nine months ended April 3, 2004. The increase was principally due to additional advertising to support brand development, including the Curious Britney Spears and the Elizabeth Arden Provocative Woman fragrance launches, as well as the adverse impact of foreign currency rates.

      Depreciation and Amortization.  Depreciation and amortization increased 2.5% for the nine months ended March 31, 2005, compared to the nine months ended April 3, 2004, principally as a result of the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the cessation of distribution operations at this facility.

      Interest Expense.  Interest expense, net of interest income, decreased by 33.0% for the nine months ended March 31, 2005 in comparison to the nine months ended April 3, 2004. The decrease resulted from lower interest expense on our long-term debt due to refinancing activities in fiscal 2004.

      Debt Extinguishment Charges. We did not incur any debt extinguishment charges in the nine months ended March 31, 2005 compared to the $38.8 million of debt extinguishment charges relating to the redemption of $151 million aggregate principal amount of the 11 3/4% senior notes and $144 million aggregate principal amount of the 10 3/8% senior notes recorded for the nine months ended April 3, 2004. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

      Provision for (Benefit from) Income Taxes.  We had a provision for income taxes for the nine months ended March 31, 2005 compared to a benefit from income taxes for the nine months ended April 3, 2004 primarily due to the debt extinguishment charges in the 2004 period.

      Net Income.  Net income for the nine months ended March 31, 2005 increased by approximately $30.1 million as compared to the nine months ended April 3, 2004. The increase was a result of the absence of debt extinguishment charges compared to the prior year, lower interest expense and higher operating income, partially offset by higher selling, general and administrative expenses.

      Accretion and Dividend on Preferred Stock.  As a result of the conversion of the remaining Series D convertible preferred stock into common stock in June 2004, there are no future accretion and dividend charges relating to preferred stock. For the nine months ended April 3, 2004, the accretion and dividend on preferred stock of $2.3 million, which is a non-cash charge to net income attributable to common shareholders, represents the accretion of the original carrying value of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock.

      Accelerated Accretion on Converted Preferred Stock. During the nine months ended April 3, 2004, we recorded $18.6 million in accelerated accretion charges as a result of the conversion of Series D convertible preferred stock into common stock and the sale by an affiliate of Unilever in a public offering in October 2003. As a result of the conversion of the remaining Series D convertible preferred stock into common stock in June 2004, there was no accelerated accretion charges relating to the preferred stock in the nine months ended March 31, 2005.

      Net Income Attributable to Common Shareholders.  During the nine months ended March 31, 2005, the net income attributable to common shareholders increased by $51.0 million compared to the nine months ended April 3, 2004, due to the absence of debt extinguishment charges and accretion and dividends on the Series D convertible preferred stock, including accelerated accretion, during the nine months ended March 31, 2005 compared to the prior year period and higher operating income.

      EBITDA.  EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased from $52.7 million for the nine months ended April 13, 2004, to $95.2 million for the nine months ended March 31, 2005. The increase in EBITDA was primarily the result of the debt extinguishment charges in the prior year period and the increased net sales and gross profit during the nine months ended March 31, 2005, partially offset by higher selling, general and administrative expenses.

    The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2005	April 3, 2004

Net income	$42,128	$11,981
Plus:
Provision for (benefit from) income taxes	19,064	(1,661)
Interest expense, net	17,841	26,623
Depreciation and amortization	16,158	15,758

EBITDA	$95,191	$52,701

Financial Condition

(Amounts in thousands)	Nine Months Ended

	March 31, 2005	April 3, 2004

Net cash provided by operating activities	$12,969	$66,391
Net cash used in investing activities	(13,675)	(8,210)
Net cash provided by (used in) financing activities	3,019	(60,028)
Net increase (decrease) in cash and cash equivalents	2,472	(1,275)

      Cash Flows.  Net cash provided by operating activities decreased $53.4 million for the nine months ended March 31, 2005 as compared to the nine months ended April 3, 2004. The decrease for the nine months ended March 31, 2005 was primarily due to an increase in accounts receivable related to our international launches in February and March of this year with no comparable launch in the prior year and a shift in sales to later in the quarter as compared to the prior year, higher inventory balances, including inventory of new products to support product launches, partially offset by higher payables. Approximately 83% of our net sales for the three months ended March 31, 2005 occurred during the last two months of the quarter compared to approximately 37% in the prior year period.

      Net cash used in investing activities increased by $5.5 million for the nine months ended March 31, 2005 as compared to the nine months ended April 3, 2004, primarily as a result of the final price adjustment to trademarks acquired in the Arden acquisition in the prior year, product license acquisition costs in the current year and increased capital spending in the current year.

      Net cash provided by financing activities increased by $63 million for the nine months ended March 31, 2005 as compared to the nine months ended April 3, 2004. The increase in net cash provided by financing activities for the nine months ended March 31, 2005 was primarily due to significantly higher payments on long-term debt during the nine months ended April 3, 2004 and increased short-term borrowings used to finance working capital requirements.

       Interest paid during the nine months ended March 31, 2005 included a $9.6 million and an $8.3 million interest payment on the 7 3/4% senior subordinated notes that covered the period from the January 13, 2004 date of issuance through August 15, 2004 and August 16, 2004 through February 15, 2005, respectively.

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

      We have a revolving bank credit facility with a syndicate of banks that matures in June 2009. Our borrowings under this facility are limited to a "borrowing base," calculated based on 85% of eligible accounts receivable and 75% of eligible inventories (65% from November 16 to May 15). The borrowings are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. The credit facility prohibits the payment of cash dividends and the incurrence of debt (other than refinancing and certain small amounts of indebtedness). The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($40 million from November 16 through May 15). No financial maintenance covenant was applicable for the three- and nine-month periods ended March 31, 2005. In addition, the indenture pursuant to which our 7 3/4% senior subordinated notes are issued restricts the incurrence of debt (other than refinancing indebtedness and certain other indebtedness) and the payment of dividends subject to satisfaction of a fixed charge coverage ratio and net income tests.

      On September 30, 2004, we executed an amendment to our credit facility that, among other things, extended the maturity date to June 2009 from January 2006 and included a reduction in the range of interest rates included in the applicable margin, added to either LIBOR-based rates or prime rates, at our option for outstanding borrowings. As a result of the September 2004 amendment to the credit facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.50% to 2.25% from a range of 2.00% to 2.75% for LIBOR loans and to a range of 0% to .50% from a range of 0.25% to 1.00% for prime rate borrowings. As of March 31, 2005, the applicable margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility ranges from 0.25% to 0.375% per year based on a debt service coverage ratio. At March 31, 2005, the commitment fee was 0.25%. See Note 6 to Notes to Unaudited Consolidated Financial Statements.

      Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, we may not remain in compliance with the debt service coverage ratio and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of March 31, 2005, we had $67.7 million in outstanding borrowings and approximately $4.4 million in letters of credits under our credit facility and approximately $143 million of eligible receivables and inventories available as collateral under the credit facility. Therefore, we had $71 million borrowing availability under the credit facility.

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

      Contractual Obligations. At March 31, 2005, we had commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $32.3 million through 2010 compared with $33.5 million through 2009 as previously stated in our Transition Report at June 30, 2004.

Recently Issued Accounting Pronouncements and Recent Legislation

      In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SFAS 123R) that requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R will be effective for us beginning in the three-month period ending September 30, 2005 and will apply to all outstanding and unvested share-based payment awards at its adoption date. We are evaluating the impact that SFAS 123R will have on compensation expense for future periods.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      As of March 31, 2005, we had $68 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Foreign Currency Risk

      We sell our products in approximately 90 countries around the world. During the three- and nine-month periods ended March 31, 2005, we derived approximately 43.3% and 36.2%, respectively, of our net sales from our international operations. During the three- and nine-month periods ended April 3, 2004, we derived approximately 34.1% and 31.8%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skincare and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" in our consolidated balance sheets.

      As of March 31, 2005, we had notional amounts of 32.6 million Euros and 7.2 million British pounds under foreign currency contracts that expire between April 29, 2005 and June 29, 2007 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each foreign currency option contract as a cash flow hedge. At March 31, 2005, the unrealized loss, net of taxes associated with these contracts of approximately $0.1 million is included in accumulated other comprehensive income. The unrealized loss, net of taxes, incurred during the nine months ended March 31, 2005 was approximately $0.2 million. We intend to only enter into foreign currency contracts that qualify for hedge accounting and, therefore, the gains and losses will only be recognized in earnings in the period in which the contracts expire. We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

      The Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

10.7

Amended Non-Employee Director Stock Option Plan (incorporated herein by referenced to Exhibit 10.2 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.8	Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Amended Non-Employee Director Stock Option Plan.

10.9	Form of Incentive Stock Option Agreement for stock option awards under the Company's Amended 1995 Stock Option Plan.

10.10	Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Amended 1995 Stock Option Plan.

10.11	Form of Stock Option Agreement for stock option awards under the Company's 2000 Stock Incentive Plan.

10.12	Form of Restricted Stock Agreement for regular restricted stock awards under the Company's Amended 2000 Stock Incentive Plan.

10.13	Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company's Amended 2000 Stock Incentive Plan.

10.14	Form of Stock Option Agreement for stock option awards under the Company's 2004 Non-Employee Director Stock Option Plan.

10.15	Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company's 2004 Stock Incentive Plan.

10.16	Compensation Arrangements for Named Executive Officers.

10.17	Board of Directors Compensation Arrangements.

10.18(*)	Agreement for Sale and Purchase dated as of March 29, 2005 between Elizabeth Arden, Inc. and Nina Elazar.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

(*) Portions of this Exhibit have been omitted and filed separately pursuant to a request for confidential treatment filed with the Secretary of the Securities and Exchange Commission.

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
ELIZABETH ARDEN, INC.

Date: May 6, 2005	/s/ E. Scott Beattie

E. Scott Beattie
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2005	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.8	Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Amended Non-Employee Director Stock Option Plan.

10.9	Form of Incentive Stock Option Agreement for stock option awards under the Company's Amended 1995 Stock Option Plan.

10.10	Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Amended 1995 Stock Option Plan.

10.11	Form of Stock Option Agreement for stock option awards under the Company's 2000 Stock Incentive Plan.

10.12	Form of Restricted Stock Agreement for regular restricted stock awards under the Company's Amended 2000 Stock Incentive Plan.

10.13	Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company's Amended 2000 Stock Incentive Plan.

10.14	Form of Stock Option Agreement for stock option awards under the Company's 2004 Non-Employee Director Stock Option Plan.

10.15	Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company's 2004 Stock Incentive Plan.

10.16	Compensation Arrangements for Named Executive Officers.

10.17	Board of Directors Compensation Arrangements.

10.18(*)	Agreement for Sale and Purchase dated as of March 29, 2005 between Elizabeth Arden, Inc. and Nina Elazar.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

(*) Portions of this Exhibit have been omitted and filed separately pursuant to a request for confidential treatment filed with the Secretary of the Securities and Exchange Commission.