Form 10-K
period 2005-06-30
ELIZABETH ARDEN INC
filed 2005-09-13
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☐

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $593 million based on the closing price of the Common Stock on the NASDAQ National Market of $23.74 per share on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of September 1, 2005, the registrant had 29,483,510 shares of Common Stock outstanding.

Documents Incorporated by Reference

Part III—Portions of the Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be held on November 16, 2005.

Elizabeth Arden, Inc.

FORWARD LOOKING INFORMATION AND

FACTORS THAT MAY AFFECT FUTURE RESULTS

IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ELIZABETH ARDEN, INC., IS HEREBY PROVIDING CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS (AS DEFINED IN SUCH ACT) MADE IN THIS ANNUAL REPORT ON FORM 10-K. ANY STATEMENTS THAT ARE NOT HISTORICAL FACTS AND THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO, EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES SUCH AS “WILL LIKELY RESULT,” “ARE EXPECTED TO,” “WILL CONTINUE,” “IS ANTICIPATED,” “ESTIMATED,” “INTENDS,” “PLANS” AND “PROJECTS”) MAY BE FORWARD-LOOKING AND MAY INVOLVE ESTIMATES AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. ACCORDINGLY, ANY SUCH STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO, AND ARE ACCOMPANIED BY, THE FOLLOWING KEY FACTORS THAT HAVE A DIRECT BEARING ON OUR RESULTS OF OPERATIONS: OUR ABSENCE OF CONTRACTS WITH CUSTOMERS OR SUPPLIERS AND OUR ABILITY TO MAINTAIN AND DEVELOP RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS; INTERNATIONAL AND DOMESTIC ECONOMIC AND BUSINESS CHANGES THAT COULD IMPACT CONSUMER CONFIDENCE OR OPERATIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; RISKS OF INTERNATIONAL OPERATIONS, INCLUDING FOREIGN CURRENCY FLUCTUATIONS, ECONOMIC AND POLITICAL CONSEQUENCES OF TERRORIST ATTACKS, POLITICAL INSTABILITY IN CERTAIN REGIONS OF THE WORLD, AND UNEXPECTED FACTORS AFFECTING CUSTOMER PURCHASING PATTERNS; OUR ABILITY TO SUCCESSFULLY LAUNCH NEW PRODUCTS AND IMPLEMENT OUR GROWTH STRATEGY; OUR ABILITY TO SUCCESSFULLY AND COST-EFFECTIVELY INTEGRATE ACQUIRED BUSINESSES OR NEW BRANDS; OUR SUBSTANTIAL INDEBTEDNESS, DEBT SERVICE OBLIGATIONS AND RESTRICTIVE COVENANTS IN OUR REVOLVING CREDIT FACILITY AND OUR INDENTURE FOR OUR 7 3/4% SENIOR SUBORDINATED NOTES; OUR CUSTOMERS’ FINANCIAL CONDITION; OUR ABILITY TO ACCESS CAPITAL FOR ACQUISITIONS; CHANGES IN PRODUCT MIX TO LESS PROFITABLE PRODUCTS; THE RETENTION AND AVAILABILITY OF KEY PERSONNEL; THE ASSUMPTIONS UNDERLYING OUR CRITICAL ACCOUNTING ESTIMATES; DELAYS IN SHIPMENTS, INVENTORY SHORTAGES AND HIGHER COSTS OF PRODUCTION DUE TO INTERRUPTION OF OPERATIONS AT KEY THIRD PARTY MANUFACTURING OR FULFILLMENT FACILITIES THAT MANUFACTURE OR PROVIDE LOGISTIC SERVICES FOR THE MAJORITY OF OUR SUPPLY OF CERTAIN PRODUCTS; CHANGES IN THE RETAIL, FRAGRANCE AND COSMETIC INDUSTRIES, INCLUDING THE CONSOLIDATION OF RETAILERS AND THE ASSOCIATED CLOSING OF RETAIL DOORS; OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS; CHANGES IN THE LEGAL, REGULATORY AND POLITICAL ENVIRONMENT THAT IMPACT, OR WILL IMPACT, OUR BUSINESS, INCLUDING CHANGES TO CUSTOMS OR TRADE REGULATIONS OR ACCOUNTING STANDARDS; AND OTHER RISKS AND UNCERTAINTIES. WE CAUTION THAT THE FACTORS DESCRIBED HEREIN COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS WE MAKE AND THAT INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. FURTHER, ANY FORWARD-LOOKING STATEMENT SPEAKS ONLY AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE, AND WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH SUCH STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES. NEW FACTORS EMERGE FROM TIME TO TIME, AND IT IS NOT POSSIBLE FOR US TO PREDICT ALL OF SUCH FACTORS. FURTHER, WE CANNOT ASSESS THE IMPACT OF EACH SUCH FACTOR ON OUR RESULTS OF OPERATIONS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1.    BUSINESS

General

Elizabeth Arden, Inc., is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. We market approximately 100 owned or licensed prestige brands, including the following fragrance brands: Elizabeth Arden Red Door, Red Door Revealed, Elizabeth Arden 5th Avenue, 5th Avenue After Five, Elizabeth Arden green tea, Elizabeth Arden Provocative Woman, ardenbeauty, and Sunflowers; curious Britney Spears and fantasy Britney Spears; Elizabeth Taylor’s White Diamonds, Passion, Forever Elizabeth and Gardenia; White Shoulders; Halston and Z-14; Geoffrey Beene’s Grey Flannel; PS Fine Cologne for Men; Design; GANT Adventure; and Wings. Our skin care brands include Ceramide, Eight Hour Cream, Overnight Success and Prevage™, and our cosmetics products include Color Intrigue Cheek & Eye Collection and other Elizabeth Arden brand lipstick, foundation and color cosmetics products. In addition to our owned or licensed fragrance brands, we distribute over 250 additional prestige fragrance brands, primarily in the United States through distribution and other purchasing agreements.

We sell our prestige beauty products to retailers in the United States and internationally, including;

•	department stores such as Macy’s, Dillard’s, JCPenney, Saks and Nordstroms;

•	mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and

•	international retailers such as Boots, Debenhams, Sephora, and various travel retail outlets.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige department stores and our fragrances in prestige department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines like curious Britney Spears in approximately 90 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques. Our international operations are subject to volatility because of foreign currency exchange rate changes, inflation and changes in political and economic conditions in the countries in which we operate. The value of international assets is affected by fluctuations in foreign currency exchange rates.

On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers’ retail calendars. As a result, the financial periods presented and discussed in this Annual Report on Form 10-K will be defined as follows: (i) year ended June 30, 2005 represents the twelve months ended June 30, 2005; (ii) five-month transition period ended June 30, 2004 represents the five months ended June 30, 2004; (iii) year ended January 31, 2004 represents the twelve months ended January 31, 2004; and (iv) year ended January 31, 2003 represents the twelve months ended January 31, 2003.

Our net sales to customers in the United States and internationally in dollars and net sales as a percentage of combined net sales for the year ended June 30, 2005, five-month transition period ended June 30, 2004 and fiscal years ended January 31, 2004 and 2003 are listed in the following chart:

	Year Ended June 30, 2005		Five-Month Transition Period Ended June 30, 2004		Years Ended January 31,
					2004		2003
	Sales	%	Sales	%	Sales	%	Sales	%
(Amounts in millions)
United States	$571.4	62%	$129.3	58%	$548.4	67%	$509.5	68%
International	349.1	38%	93.5	42%	266.0	33%	242.5	32%

Total	$920.5	100%	$222.8	100%	$814.4	100%	$752.0	100%

Our three largest foreign countries in terms of net sales for the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003, are listed in the following chart:

	Year Ended June 30, 2005	Five-Month Transition Period Ended June 30, 2004	Years Ended January 31,
			2004	2003
(Amounts in millions)
United Kingdom	$45.6	$12.5	$38.1	$35.0
Canada	30.7	6.1	21.5	19.2
Spain	25.4	7.3	19.3	16.2

For information on the breakdown of our long-lived assets in the United States and internationally and risks associated with our international operations, see Note 17 to the Notes to Consolidated Financial Statements.

On January 23, 2001, we acquired the Elizabeth Arden business, including the Elizabeth Arden line of fragrance, skin care and cosmetic brands, the license for the Elizabeth Taylor fragrance brands and the White Shoulders fragrance brand, from affiliates of Unilever N.V. Following the acquisition, we changed our name from French Fragrances, Inc. to Elizabeth Arden, Inc. As a result of this acquisition, our net sales almost doubled from approximately $373 million in the year ended January 31, 2001 to approximately $668 million in the year ended January 31, 2002 and our international sales also increased significantly from approximately $4 million in the year ended January 31, 2001 to approximately $203 million in the year ended January 31, 2002. Prior to this acquisition, we were involved primarily in the marketing and sales of prestige fragrance products in the United States, and international sales were not material.

Our principal executive offices are located at 14100 N.W. 60th Avenue, Miami Lakes, Florida 33014, and our telephone number is (305) 818-8000. We maintain a website with the address www.elizabetharden.com. We are not including information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Information relating to corporate governance at Elizabeth Arden, Inc., including our Corporate Governance Guidelines and Principles, Code of Ethics for Directors and Executive and Finance Officers, Code of Business Conduct and charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, is available on our website under the section “EA Corporate—Investor Relations—Corporate Governance.” We will provide the foregoing information without charge upon written request to Secretary, Elizabeth Arden, Inc., 14100 NW 60th Avenue, Miami Lakes, FL 33014.

Business Strategy

Grow Existing Brand Portfolio.    We believe significant opportunities exist to increase the sales of our brands by both investing behind our core brands such as the Elizabeth Arden and Elizabeth Taylor names and capitalizing on additional brand building opportunities. We intend to do this by increasing the advertising, marketing and brand development expenditures to grow our product categories globally and to increase the utilization of our global spokesperson, Catherine Zeta-Jones, to promote the Elizabeth Arden brand across all product categories. For the year ended June 30, 2005, we increased these expenditures by 35% over the year ended January 31, 2004. During the year ended June 30, 2005, we launched a Britney Spears fragrance; curious, a new Elizabeth Arden fragrance, Elizabeth Arden Provocative Woman, and several new skin care and color products, including additional Ceramide skin care products and the Color Intrigue Eye and Cheek collection.

New brands launched during the year ended January 31, 2004, included a new Elizabeth Arden fragrance, Red Door Revealed, a relaunch of Elizabeth Arden green tea fragrance, and several new skin care and color products, including Ceramide Plump Perfect, Overnight Success and Color Intrigue, a line of lipstick.

Acquire Control of or Develop Additional Prestige Brands.    We intend to continue to opportunistically acquire control through acquisitions and licensing agreements of additional prestige brands that will complement and grow our brand portfolio. The acquisition of brands enables us to leverage our logistics and sales infrastructure globally, generate higher gross margins, and sell our products into new retailers and markets. In March 2005, for example, we announced an agreement with Allergan, Inc., to exclusively produce and market Prevage™, a skin care treatment, to prestige retailers worldwide. During the year ended June 30, 2005, we also entered into an exclusive licensing agreement with International Speedway Corporation, the owners of the Daytona Speedway, which hosts the most recognized NASCAR automobile race, for the sale of Daytona-related beauty products. In March 2004, we entered into an exclusive worldwide licensing agreement with Britney Brands, Inc. to develop and distribute a line of fragrance, cosmetics and skin care products under the Britney Spears name allowing us to target a younger global consumer. In the year ended June 30, 2005, we introduced the curious Britney Spears fragrance and plan to introduce the fantasy Britney Spears fragrance during fiscal year 2006. In June 2003, we entered into a licensing agreement to market a line of men’s fragrance for GANT AB primarily for our international markets. While we continuously review acquisition opportunities for prestige brands, we have no commitments or agreements for any acquisitions at this time.

Grow the Prestige Fragrance Category with our Mass Retail Partners.    We distinguish ourselves by tailoring the marketing, promotion, size and packaging of our prestige fragrances to appeal to a wide range of consumers. This tailoring uniquely allows us to sell the same brand in prestige department stores and mass retailers while maintaining its prestige image. We intend to increase the sales volume of our products and strengthen our relationships with our mass retail customers by continuing to offer new prestige fragrances, including fragrances not currently offered in department stores, as well as value-added services such as category and inventory management and fulfillment services that our competitors do not typically offer. We believe that our breadth of products and level of services have enabled us to gain a leading share of the growing prestige fragrance category at mass retailers and to become an important and valued supplier for our customers. Additionally, we expect to capitalize on the growth of our largest mass retail customers both in the United States and, over time, internationally.

Improve Profitability and Working Capital Efficiencies.    We continue to pursue business efficiencies throughout the company, particularly in finance, logistics, supply chain and information technology areas. For example, in January 2004, we consolidated our distribution facilities to a single facility in Roanoke Virginia and in August 2005, sold our Miami Lakes distribution facility. This allowed us to lower our supply chain and other overhead expenses by $8.4 million from February 2004 through January 31, 2005 compared to the year ended January 31, 2004. Through June 30, 2005, we have reduced our long-term indebtedness by approximately $86.5 million from the balance as of January 31, 2003, which has significantly lowered our interest expense, allowing us to increase our advertising and product innovation expenditures and providing us with greater financial flexibility. We intend to continue to use the savings we have achieved in these areas as well as the cash flow from operations, which should increase as we improve our working capital efficiencies, to reinvest in and grow our brands and repay debt. Since the year ended January 31, 2004, our general and administrative expenses have decreased as a percentage of net sales while our advertising and marketing expenditures have increased as a percentage of net sales. In addition, the scale of our international operations continue to provide opportunities to improve operating efficiency by leveraging a larger sales and distribution platform.

Develop Emerging Markets.    We intend to invest in and develop certain markets around the world that we believe have significant opportunities for growth of our products. For example, in July 2005, we acquired certain assets of our distributor in China and established a sales affiliate in

Shanghai. We also intend to establish a branch office in Taiwan. Other markets we believe have significant potential for growth include Mexico, Latin America and Eastern Europe. We believe the Elizabeth Arden name is well recognized in these countries and we intend to capitalize on our relative strength.

Expand Selection of Distributed Fragrance Brands.    We intend to continue to add, primarily in North America, new prestige fragrance brands to our portfolio of brands that we distribute on behalf of other beauty companies. Our extensive distribution platform, our strong reputation with our retail customers and our relationships with leading fragrance houses provide us with opportunities to expand our line of distributed brands. We believe that increasing our line of distributed brands also further leverages our existing infrastructure and makes us a more attractive source of supply for our customers.

Products

Our net sales of products and net sales as a percentage of combined net sales for the year ended June 30, 2005, five-month transition period ended June 30, 2004 and fiscal years ended January 31, 2004 and 2003 are listed in the following chart.

	Year Ended		Five-Month Transition Period Ended		Years Ended January 31,
	June 30, 2005		June 30, 2005		2004		2003
(Amounts in millions)	Sales	%	Sales	%	Sales	%	Sales	%
Fragrance	$691.0	75%	$146.5	66%	$622.4	76%	$579.0	77%
Skin Care	155.5	17%	52.6	24%	122.4	15%	110.8	15%
Cosmetics	74.0	8%	23.7	10%	69.6	9%	62.2	8%

Total	$920.5	100%	$222.8	100%	$814.4	100%	$752.0	100%

Fragrance.    We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, body spray and gift sets. Each fragrance is sold in a variety of sizes and packaging arrangements. In addition, bath and body products, such as soaps, deodorants, body lotions, gels, creams and dusting powder that are based on the particular fragrance, may complement each fragrance line. We tailor the size and packaging of the fragrance to suit the particular target customer. Our fragrance products generally retail at prices ranging from $4 to $95, depending on the size, type and packaging of the product.

Our owned and licensed fragrance brands include the Elizabeth Arden brands, such as Elizabeth Arden Red Door, Red Door Revealed, Elizabeth Arden 5th Avenue, 5th Avenue After Five, Elizabeth Arden green tea, Elizabeth Arden Provocative Woman, Sunflowers and ardenbeauty; Elizabeth Taylor’s White Diamonds, Passion, Forever Elizabeth and Gardenia; curious Britney Spears and fantasy Britney Spears; White Shoulders; Halston and Z-14; Geoffrey Beene’s Grey Flannel; PS Fine Cologne for Men, Design; GANT Adventure; and Wings. In addition to the approximately 100 prestige fragrance brands we own and license, we also distribute over 250 fragrances under brands manufactured by others, principally to mass retailers.

Skin Care.    Our skin care lines include products such as moisturizers, creams, lotions, and cleansers. Our skin care lines are marketed under our core product franchises, which include the Ceramide skin care line including Ceramide Plump Perfect Moisture Cream SPF 30 and Ceramide Network Moisture Network Night Cream, and the Eight Hour Cream line of products. We recently launched Perpetual Moisture 24-Hour Lotion and Cream, green tea skin care and Elizabeth Arden Sheer White, a line of whitening products for our Asian markets. We sell skin care products internationally and in the United States primarily in prestige department stores and, to a lesser extent, through independently owned and operated Elizabeth Arden Red Door salons and stores. Our skin care products generally retail at prices ranging from $7 to $87. In March 2005, we announced an alliance with Allergan, Inc., to exclusively produce and market Prevage™, a skin care treatment, to prestige retailers worldwide. We expect to launch Prevage™ to retailers in the year ending June 30, 2006. Prevage™ is expected to retail at higher price points than our other skin care lines.

Cosmetics.    Under the Elizabeth Arden name, we offer a variety of cosmetics, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. We use our cosmetic products to attract consumers to the beauty counters at department stores where the Elizabeth Arden fragrance and skin care products are also sold. During the year ended June 30, 2005, we launched the Color Intrigue Eye & Cheek Collection, which integrates several color products into one color cosmetics collection. We also introduced Double Density Maximum Volume Mascara during the year ended June 30, 2005. We sell our cosmetics internationally and in the United States primarily in department stores and, to a lesser extent, through independently owned and operated Elizabeth Arden salons and stores. Our cosmetic products generally retail at prices ranging from $13 to $30.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Red Door Revealed, ardenbeauty, Elizabeth Arden 5th Avenue, Visible Difference, Plump Perfect and Millenium, White Shoulders, Halston, Z-14, PS Fine Cologne for Men, Design and Wings. We have registered these trademarks, or have applications pending, in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We also are the exclusive worldwide trademark licensee for both the Elizabeth Taylor fragrance brands (including White Diamonds, Elizabeth Taylor’s Passion, Forever Elizabeth and Gardenia), the Geoffrey Beene fragrance brands (including Grey Flannel) and lines of fragrances under the GANT, Britney Spears and Daytona trademarks. We also are the exclusive worldwide licensee for the Prevage™ skin care line for prestige outlets. The Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Beene license terminates in March 2025 and is automatically renewable for additional 10-year terms. The GANT license terminates four years after notice from either party. The Britney Spears license terminates in December 2009 and is renewable by us, at our sole option, for a 5-year term. The Daytona license terminates in December 2009 and is renewable by us for a 5-year term if certain sales targets are achieved. The Prevage™ license terminates in December 2010 and is renewable by us for unlimited 5-year terms if certain sales targets are achieved.

We also have the right under various exclusive distributor and license agreements to distribute other fragrances in various territories and to use the registered trademarks of third parties in connection with the sale of these products.

A number of our skin care and cosmetic products and the Prevage™ skin care line incorporate patented or patent-pending formulations. In addition, several of our packaging methods, components and products are covered by design patents, patent applications and copyrights. As part of the acquisition of the Elizabeth Arden business, we entered into non-exclusive cross-license agreements regarding certain of these patents with Unilever. Substantially all of our trademarks and all of our patents are held by us or by two of our United States subsidiaries.

Sales and Distribution

We sell our prestige beauty products to retailers in the United States and internationally, including department stores such as Saks, Macy’s, Dillard’s, JCPenney, Belk and Nordstroms; mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and international retailers such as Boots, Debenhams and Sephora and travel retail outlets. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in the United States primarily in department stores. We also sell our fragrances, skin care and cosmetic products in approximately 90 other countries worldwide through perfumeries, pharmacies, department stores, specialty retailers, “duty free” shops and other retail shops and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through selected local distributors under contractual arrangements. We manage our international operations from offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in the Elizabeth Arden and Red Door beauty salons, which are owned and operated by an unrelated third party. In addition to the sales price of the products sold to the operator of these salons, we receive a licensing fee based on the net sales from each of the salons for the use of the “Elizabeth Arden” or “Red Door” name.

Our sales staff and marketing support personnel are organized by customer account based upon type and location of the customers. Our sales force routinely visits retailers to assist in the merchandising, layout and stocking of selling areas. For many of our mass retailers in the United States and Canada, we sell basic products in hard plastic clam packs that deter theft and permit the products to be sold in open displays. This “open sell” program has been rolled out to more than 5,000 retail doors. In addition, our fulfillment capabilities enable us to reliably process, assemble and ship small orders on a timely basis. We use this ability to assist our customers in their retail distribution through “drop shipping” directly to their stores and by fulfilling their sales of beauty products over the Internet. We maintain sufficient quantities of inventory of our owned, licensed and distributed brands to meet customers’ rapid delivery requirements and to assure ourselves of a continuous allotment of products from suppliers.

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

Our ten largest customers accounted for approximately 39% of net sales for the year ended June 30, 2005. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart, which, on a global basis, accounted for approximately 13% of our net sales. The loss of or a significant adverse change in our relationship with any of our largest customers could have a material adverse effect on our business, prospects, and results of operations or financial condition.

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

Marketing

Our marketing approach emphasizes a consistent global image for our brands, and each of our fragrance, skin care and cosmetics products is distinctively positioned with specific advertising themes, logos and packaging tailored for that particular product. We use traditional print, television and radio advertising, and point-of-sale merchandising, including displays and sampling as well as more non-traditional methods, such as mobile phones and instant messaging. We work with third party advertising agencies to assist us in our worldwide media planning which includes developing the media strategy for our brands and assisting us in developing the marketing campaigns for many of our products. We believe these agencies have the expertise to help us effectively market our products.

We utilize our spokesperson, Catherine Zeta-Jones, and our classic Red Door symbol, to reinforce the Elizabeth Arden brand heritage and contemporize the Elizabeth Arden brand globally. During the last three fiscal years, we increased our advertising and the utilization of our spokesperson to promote our core product franchises and develop new products. Our marketing personnel also work closely with customers to develop new products and promotions and extensions of our well-established brands. New product introduction is an important element in attracting consumers to our brands and in creating brand excitement with our retail customers. During the fiscal year ended June 30, 2005, we launched several new products and developed marketing campaigns to assist sell-through for certain existing brands. New products launched included the Elizabeth Arden Provocative Woman fragrance, the curious Britney Spears fragrance, skin care products, including several new products under our Ceramide skin care line and the new Color Intrigue Eye & Cheek collection. We also re-launched Halston Z-14 with NASCAR racecar driver Jeff Gordon as the spokesperson and introduced Elizabeth Arden green tea Summer, a line extension to our Elizabeth Arden green tea fragrance. During the year ended January 31, 2004, we launched several new skin care products, including Ceramide Plump Perfect, Overnight Success and First Defense, a new line of lipstick, Color Intrigue, and a new Elizabeth Arden fragrance, Red Door Revealed.

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

Seasonality

Our operations have historically been seasonal, with higher sales occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In the year ended June 30, 2005, approximately 58% of our net sales were made during the first half of our fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances can reduce the seasonality of our business.

Manufacturing, Supply Chain and Logistics

We use third-party contract manufacturers in the United States and Europe to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our owned and licensed brands. Our fragrance and skin care products are primarily manufactured in plants located in New Jersey and Roanoke, Virginia, primarily by Cosmetic Essence, Inc., an unrelated third party, under a manufacturing agreement that expires on

January 31, 2007. Pricing is based on fixed and variable costs that are established annually. Third parties in Europe manufacture certain of our fragrance and cosmetic products. We also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

Except for the Cosmetic Essence, Inc. manufacturing agreement, as is customary in our industry, we generally do not have long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 34% of our cost of sales for the year ended June 30, 2005. The loss of, or a significant adverse change in our relationship with any of our key fragrance manufacturers for our owned and licensed brands such as Cosmetic Essence, Inc. or suppliers of distributed fragrance brands could have a material adverse effect on our business, prospects, results of operations or financial condition.

Our United States fulfillment operations and fulfillment operations for certain other areas of the world are conducted out of, and a large portion of our inventory is located in, our Roanoke, Virginia distribution facility that we lease. Distribution operations out of our Miami Lakes facility were consolidated into the Roanoke facility by March 2004. The Roanoke facility was expanded during the year ended January 31, 2004 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. Our fulfillment operations for Europe are conducted by CEPL, an unrelated third party, through a logistics services agreement at CEPL’s facility in Beville, France. The agreement expires in June 2007, but is automatically renewable for an additional one-year period unless either party gives nine months notice of termination prior to the end of the term. Our Canadian fulfillment operations are conducted by McKesson Outsource Logistics, an unrelated third party, from their facility in Toronto, Canada. The agreement expires in May 2006 and may be terminated by either party upon nine months notice prior to the end of the term. The loss of any of these distribution facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and inventory and could have a material adverse effect on our business, prospects, and results of operations or financial condition.

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

Management Information Systems

Our information technology systems provide a complete portfolio of business systems, business intelligence systems, and information technology infrastructure services to support the global operations of the company:

•	Logistics and supply chain systems, including purchasing, materials management, manufacturing, inventory management, order management, customer service, pricing, demand planning, warehouse management and shipping;

•	Financial and administrative systems, including general ledger, payables, receivables, personnel, payroll, tax, treasury and asset management;

•	Electronic data interchange systems to enable electronic exchange of order, status, invoice, and financial information with our customers, financial service providers and our partners within the extended supply chain;

•	Business intelligence and business analysis systems to enable management’s informational needs as they conduct business operations and perform business decision making; and

•	Information technology infrastructure services to enable seamless integration of our global business operations through Wide Area Networks (WAN), personal computing technologies, electronic mail, and service agreements with outsourced computing operations.

These management information systems and infrastructure provide on-line, real-time business process support for our global business operations. Further, many of these capabilities have been extended into the operations of our U.S. customers and third party service providers to enhance these arrangements, with examples such as vendor managed inventory, third party distribution, third party manufacturing, inventory replenishment, customer billing, retail sales analysis, product availability, pricing information, and transportation management.

As part of our continuing efforts to enhance the efficiency of our operations and systems, during the year ended June 30, 2005, we: upgraded our core IBM AS/400 computing platform in order to handle greater volumes of data at higher throughput volumes; re-engineered the U.S. product returns operations with a new facility, system and technology platform; implemented third party distribution services in Canada and Singapore; implemented global WAN services; renewed the personal computing environment; and implemented automated pricing systems.

We have back-up facilities to enhance the reliability of our management information systems. These facilities will allow us to continue to operate if our main facilities should fail. We also have a disaster recovery plan, which has been successfully tested, to protect our business operations and customer information. We also have business interruption insurance to cover a portion of any disruption in or destruction of our management information systems resulting from certain hazards.

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

Our research and development efforts are primarily concentrated on the identification of consumer needs and shifts in consumer preferences in order to develop new fragrance, skin care and cosmetic products, develop line extensions and promotions and redesign or reformulate existing products. Our research and development expenditures in the past three prior fiscal years were not material.

Employees

As of September 1, 2005, we had approximately 1,800 full-time employees and approximately 550 part-time employees in the United States and 15 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of September 1, 2005 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	46	Chairman and Chief Executive Officer
Paul F. West	55	President and Chief Operating Officer
Stephen J. Smith	45	Executive Vice President and Chief Financial Officer
Michael H. Lombardi	62	Executive Vice President, Operations
Oscar E. Marina	46	Executive Vice President, General Counsel and Secretary
Ronald L. Rolleston	49	Executive Vice President, Global Marketing
Joel B. Ronkin	37	Executive Vice President and Chief Administrative Officer
Jacobus A. J. Steffens	44	Executive Vice President, General Manager—International

Each of our executive officers holds office for such terms as may be determined by our board of directors.

Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of the Board of Directors since April 2000, as our Chief Executive Officer since March 1998 and as a director of the company (including the predecessor fragrance company) since November 1995. Mr. Beattie served as our President from April 1997 to March 2003, as our Chief Operating Officer from April 1997 to March 1998, and as our Vice Chairman of the Board of Directors and Assistant Secretary from November 1995 to April 1997. Mr. Beattie served as Executive Vice President of BCC Advisors, Inc. (formerly known as Bedford Capital Corporation), a Toronto, Canada-based merchant banking firm, from March 1995 to March 1998. Mr. Beattie is a director of BCC Advisors, Inc. and Object Video, Inc., an information technology company. Mr. Beattie also is a director of The Cosmetic, Toiletry & Fragrance Association and a member of the advisory board of the Ivey Business School.

Paul F. West has served as our President and Chief Operating Officer since March 2003, as our Executive Vice President and Chief Operating Officer from November 2000 until March 2003, as our Executive Vice President, Sales Management and Planning from March 2000 through November 2000, and as our Senior Vice President, Sales Management and Planning from April 1998 through March 2000. Prior to joining the company, Mr. West worked in various management capacities for divisions of Unilever N.V., including Chesebrough Ponds, Inc., a division of Unilever N.V. and the Elizabeth Arden Company, where he served as Chief Financial Officer from September 1989 to May 1996.

Stephen J. Smith has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

Michael H. Lombardi has served as our Executive Vice President, Operations since March 2004, as our Senior Vice President, Operations since January 2001 and as Senior Vice President, Marketing/Supply Chain Operations with the Elizabeth Arden Company, a division of Unilever N.V., since April 1999. Prior to joining the Elizabeth Arden Company, Mr. Lombardi worked in various management capacities for Chesebrough Ponds, Inc.

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

Jacobus A.J. Steffens has served as our Executive Vice President, General Manager—International since March 2004 and as our Senior Vice President, General Manager—International since joining us in January of 2001 through February 2004. Before joining the company, Mr. Steffens worked in various management capacities for divisions of Unilever N.V., including as the Chief Information Officer of Unilever’s European Ice Cream & Frozen Foods division from January 1997 until December 2000, as the Controller Global Marketing & Creative at the Elizabeth Arden Company from January 1992 until December 1995 and in various financial roles for Unilever’s Quest International Flavours and Fragrances division from the end of 1986 until December 1991.

ITEM 2.	PROPERTIES

United States.    Our corporate headquarters are located in Miami Lakes, Florida, in a 30,000-square foot portion of a building we are leasing for a six-month period following our sale of that building in August 2005. We expect to move into new offices in the South Florida area in 2006. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2013. We also lease a 76,000-square foot warehouse in Roanoke to coordinate returns processing whose term expires in December 2009. We lease 62,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2011. We lease approximately 33,000 square feet of general offices for our Elizabeth Arden marketing operations in New York City under a lease that expires in April 2016.

International.    Our international operations are headquartered in offices in Geneva, Switzerland under a lease that expires in December 2007. We also lease sales offices in Australia, Austria, Canada, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain and the United Kingdom and a small distribution facility in Puerto Rico. We also own a small manufacturing and distribution facility in South Africa primarily to manufacture and distribute local requirements of our products.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to a number of legal actions, proceedings or claims, including tax matters. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock, $.01 par value per share, has been traded on the NASDAQ Stock Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low closing prices for our common stock, as reported on the NASDAQ Stock Market for each of our fiscal quarters from February 1, 2003 through June 30, 2005.

Quarter Ended	High	Low
6/30/05	$23.89	$20.74
3/31/05	$26.40	$22.25
12/31/04	$25.00	$21.32
9/30/04	$21.84	$19.20
6/30/04	$23.70	$19.38
5/1/04	$22.20	$17.85
1/31/04	$20.89	$18.12
10/25/03	$19.54	$15.00
7/26/03	$15.16	$11.10
4/26/03	$12.50	$8.95

Holders.    As of September 1, 2005, there were 415 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends.    We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our bank credit facility limits the payment of cash dividends to $5 million over the term of the credit facility and the indentures relating to our 7 3/4% Senior Subordinated Notes Due 2014 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including a fixed charge coverage ratio and is subject to our earnings. See Notes 8 and 9 to Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Equity Compensation Plan Information

The following table sets forth information concerning our common stock authorized for issuance under our compensation plans at June 30, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,221,194	$13.65	1,932,691
Equity compensation plans not approved by security holders	—	$—	—
Totals	3,221,194	$13.65	1,932,691

Issuer Purchases of Equity Securities

We did not purchase any common stock during the fourth quarter of the year ended June 30, 2005.

ITEM 6.    SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report.

On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers’ retail calendars. See our website www.elizabetharden.com_EACorporate for unaudited financial results for the twelve months ended June 30, 2004, 2003 and 2002.

(Amounts in thousands, except per share data)	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
2004	2003	2002	2001(1)
Selected Statement of Operations Data
Net sales	$920,538	$222,784	$814,425	$752,041	$668,097	$372,633
Gross profit(2)	411,364	88,284	335,777	307,413	245,392	96,038
Income (loss) from operations	78,533	(32,314)	72,330	68,209	5,863	40,794
Net income (loss)	37,604	(31,843)	2,036	18,150	(29,837)	13,436
Debt extinguishment charges	—	3,874	34,808	—	—	—
Accretion and dividend on preferred stock	—	762	3,502	3,653	3,438	—
Accelerated accretion on converted preferred stock	—	19,090	18,584	—	—	—
Net income (loss) attributable to common shareholders	37,604	(51,695)	(20,050)	14,497	(33,275)	13,436

Selected Per Share Data
Earnings (loss) per common share
Basic	$1.35	(3)	$(2.08	)(4)	$(1.02	)(5)	$0.82	$(1.92)	$0.99
Diluted	$1.25	(3)	$(2.08	)(4)	$(1.02	)(5)	$0.78	$(1.92)	$0.87
Weighted average number of common shares
Basic	27,792	24,885	19,581	17,757	17,309	13,555
Diluted	30,025	24,885	19,581	23,200	17,309	15,620
Other Data
EBITDA(6)	$100,038	(6a)	$(27,495	)(6b)	$58,374	(6c)	$90,984	$36,497	(6d)	$53,818
Net cash provided by (used in) operating activities	35,549	(46,591)	45,801	28,620	8,653	26,065
Net cash used in investing activities	(17,508)	(4,138)	(11,365)	(13,007)	(3,443)	(209,883)
Net cash (used in) provided by financing activities	(15,785)	(15,080)	31,196	(9,753)	(6,361)	179,369

June 30, 2005	June 30, 2004	January 31,
2004	2003	2002	2001
Selected Balance Sheet Data
Cash	$25,316	$23,494	$89,087	$22,663	$15,913	$17,695
Inventories	273,343	258,638	193,382	200,876	192,736	210,497
Working capital	275,628	191,872	220,843	216,461	190,290	183,494
Total assets	719,897	663,686	698,079	627,620	596,765	583,147
Short-term debt	47,700	65,900	—	2,068	7,700	22,945
Long-term debt, including current portion	233,802	238,566	325,089	320,329	328,433	332,291
Convertible, redeemable preferred stock	—	—	10,793	15,634	11,980	8,542
Shareholders’ Equity	259,200	202,060	210,959	131,844	111,934	134,887

(1)	The acquisition of the Elizabeth Arden business was consummated on January 23, 2001. Income statement data for the year ended January 31, 2001 includes eight days of results from the Elizabeth Arden business.
(2)

Effective February 1, 2002, we adopted Emerging Issues Task Force (“EITF”) No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer,” which codifies and reconciles EITF No. 00-14 “Accounting for Certain Sales Incentives” and EITF No. 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” Therefore,

for the years ended January 31, 2002 and 2001 presented before February 1, 2002, we have reclassified certain costs from selling, general and administrative expense as reductions to net sales and gross profit. These reclassifications have no impact on income from operations or net income.

(3)	As a result of the impairment charge related to the Miami Lakes facility in June 2005, basic and fully diluted earnings per share was reduced by $0.06 and $0.05 per share, respectively.
(4)	As a result of the accelerated accretion on the conversion of the Series D convertible preferred stock into common stock in April 2004 and June 2004 and the debt extinguishment and restructuring charges, basic and diluted loss per share increased by $0.89 per share.
(5)	As a result of the accelerated accretion on the conversion of the Series D convertible preferred stock into common stock in October 2003 and the debt extinguishment and restructuring charges, basic and diluted earnings per share was reduced by $2.09 and $1.99 per share, respectively.
(6)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	it does not reflect any cash income taxes that we may be required to pay; and

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Year Ended June 30, 2005		Five Months Ended June 30, 2004		Years Ended January 31,
					2004		2003	2002		2001

Net income (loss)	$37,604		$(31,843)		$2,036		$18,150	$(29,837)		$13,436
Provision for (benefit from) income taxes	17,403		(14,188)		(4,112)		7,059	(9,014)		8,091
Interest expense	23,526		9,835		39,593		43,075	44,763		20,167
Depreciation and amortization	21,505		8,701		20,857		22,700	30,585		12,124

EBITDA	$100,038	(6a)	$(27,495	)(6b)	$58,374	(6c)	$90,984	$36,497	(6d)	$53,818

(a)	In the year ended June 30, 2005, EBITDA includes an impairment charge related to the Miami Lakes facility of $2.2 million.
(b)	In the five-month transition period ended June 30, 2004, EBITDA includes debt extinguishment and restructuring charges of $3.9 million and $1.3 million, respectively.
(c)	In the year ended January 31, 2004, EBITDA includes debt extinguishment and restructuring charges of $34.8 million and $2.3 million, respectively.
(d)	EBITDA for the year ended January 31, 2002 reflects $20.5 million of lower gross profits due to high cost Elizabeth Arden inventory owned prior to the acquisition of the Elizabeth Arden business and sold during that fiscal year, a $10.3 million inventory charge incurred in the second quarter and a $0.5 million charge incurred in the fourth quarter for restructuring.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers’ retail calendars. As a result, the financial periods presented and discussed will be as follows: (i) year ended June 30, 2005 represents the twelve months ended June 30, 2005; (ii) five-month transition period represents the five months ended June 30, 2004; (iii) year ended January 31, 2004 represents the twelve months ended January 31, 2004; and (iv) year ended January 31, 2003 represents the twelve months ended January 31, 2003.

Overview

We are a global prestige beauty products company. We sell our fragrance, skin care and color cosmetic products to retailers in the United States in department stores and mass retailers, as well as internationally in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 350 fragrance, skin care and cosmetic brands through brand ownership, brand licensing and distribution arrangements. In addition to the approximately 100 prestige brands we own and license, we also distribute over 250 additional prestige fragrance brands principally to mass retailers in the United States. Our portfolio of owned and licensed fragrance brands includes the following: Elizabeth Arden Red Door, Red Door Revealed, Elizabeth Arden 5th Avenue, 5th Avenue After Five, Elizabeth Arden green tea, Elizabeth Arden Provocative Woman, ardenbeauty, and Sunflowers; curious Britney Spears and fantasy Britney Spears; Elizabeth Taylor’s White Diamonds, Passion, Forever Elizabeth and Gardenia; White Shoulders; Halston and Z-14; Geoffrey Beene’s Grey Flannel; PS Fine Cologne for Men; Design; GANT Adventure; and Wings. Our skin care brands include Ceramide, Eight Hour Cream, Overnight Success and Prevage™, and our cosmetics products include Color Intrigue Cheek & Eye Collection and other Elizabeth Arden brand lipstick, foundation and other color cosmetics products.

Our business strategy to increase sales and earnings is based on (a) growing the sales of our existing brand portfolio through new product launches and increased advertising and marketing activities, (b) acquiring control of additional prestige brands through licensing opportunities and acquisitions, (c) expanding the offering of prestige fragrance products that we distribute on behalf of other beauty companies, (d) growing the prestige fragrance category with our mass retail customers through new fragrance and skin care brands, marketing and innovative programs, (e) pursuing opportunities to improve working capital efficiencies, and (f) developing our focus on emerging markets.

We manage our business by evaluating net sales, EBITDA (as defined in Note 6 under Item 6 “Selected Financial Data”) and working capital utilization (including through the levels of inventory and accounts receivable and borrowings under our credit facility). We encounter a variety of challenges that may affect our business and should be considered along with the information presented in the section “Forward-Looking Information and Factors That May Affect Future Results.” These factors include the absence of contracts with our key customers and suppliers, changes in customer demands and preferences for prestige beauty products, in general, and for prestige fragrances, in particular, as approximately 75% of our net sales are of prestige fragrances, the risks of international operations including the impact of foreign currency rates, the retail performance of our retail customers and their commitment to the prestige fragrance and beauty category and their execution of that category, competition, the efficient operation of our worldwide organization and our level of indebtedness.

The refinancing of our high cost senior notes completed in February 2004 resulted in a $16 million reduction in interest expense in the year ended June 30, 2005 compared to the year ended

January 31, 2004. As a result of our improved operating performance in the years ended January 31, 2004 and 2003, the equity financing in October 2003 and the debt refinancing, both of which improved our balance sheet, our corporate credit rating was upgraded to Ba3 and B+ from B2 and B by the credit agencies Moody’s Investors Service and Standard & Poor’s, respectively.

As a result of the consolidation of our U.S. distribution and warehouse operations to our newly-expanded facility in Roanoke, Virginia in the year ended January 31, 2004 and the conversion of all primary order processing systems to a common platform during the five-month transition period ended June 30, 2004, we realized savings of approximately $8.4 million in the twelve months ended January 31, 2005, compared to the year ended January 31, 2004. In addition, as our revenues grow, we expect to derive operating leverage resulting from our fixed cost infrastructure.

In the year ended June 30, 2005, net sales increased 13% compared to the year ended January 31, 2004 as a result of the launch of the Britney Spears fragrance, curious, sales of the Elizabeth Arden Provocative Woman fragrance, the favorable impact of foreign currency rates, which represents 3.4% of the increase, increased skin care product sales globally and increased cosmetic product sales internationally. Selling, general and administrative expenses increased 27% during the year ended June 30, 2005 compared to the year ended January 31, 2004 as a result of additional advertising expenditures to support brand growth, including new product launches, and higher development costs, increased selling costs and the impact of foreign currency rates. In the year ended June 30, 2005, we increased our expenditures for advertising and promotional activities by utilizing a portion of the savings in interest expense associated with the debt refinancing activities that occurred during the year ended January 31, 2004 and the five-month transition period ended June 30, 2004. Our fixed cost infrastructure provides operating leverage as our revenues grow. Net income increased by $35.6 million during the year ended June 30, 2005 compared to the year ended January 31, 2004, primarily as a result of lower interest expense and the debt extinguishment charges associated with the redemption of senior notes in the year ended January 31, 2004. In addition, net income attributable to common shareholders increased by $57.7 million in the year ended June 30, 2005 compared to the year ended January 31, 2004 due to the items discussed above and an $18.6 million charge related to the accelerated accretion on the Series D convertible preferred stock which was converted into common stock sold by an affiliate of Unilever in our equity offering in October 2003. We incurred an additional $19.1 million charge for accelerated accretion on the Series D convertible preferred stock which was converted into common stock by the Unilever affiliate in the five-month transition period ended June 30, 2004.

Critical Accounting Policies and Estimates

We consider the following accounting policies important in understanding our operating results and financial condition. For additional policies, see Note 1 to the Notes to Consolidated Financial Statements—“General Information and Summary of Significant Accounting Policies” for the application of these and other accounting policies.

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

We have determined that the Elizabeth Arden trademarks acquired in the acquisition of the Elizabeth Arden business have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. In April 2005, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

Long-Lived Assets.    We review for impairment long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the year ended June 30, 2005, we recognized an impairment charge of $2.2 million associated with the anticipated sale of our corporate headquarters in Miami Lakes, Florida. See Note 6 to the Notes to Consolidated Financial Statements.

Revenue Recognition.    Sales are recognized when title and risk of loss transfers to the customer, the sales price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical experience and considering current external factors and market conditions.

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

Hedge Contracts.    Under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”), we designated each foreign currency contract entered into as of June 30, 2005, as a cash flow hedge.

Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

Stock-Based Compensation.    We account for our stock-based compensation under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income (loss) and diluted earnings (loss) per common share for the year ended June 30, 2005, five-month transition period ended June 30, 2004 and years ended January 31, 2004 and 2003 is set forth in Note 1 to the Notes to Consolidated Financial Statements “General Information and Summary of Significant Accounting Policies — Stock-Based Compensation.”

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, a standard on accounting for share-based payments that requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R will be effective for us beginning in the three-month period ending September 30, 2005. We are planning on adopting the modified prospective approach as our implementation method under this pronouncement. For the year ended June 30, 2006, the Company is estimating it will record costs related to this pronouncement of approximately $5.7 million ($4.0 million net of taxes) or $0.13 per diluted share.

Restricted Stock Awards.    Restricted stock awards are recorded as unearned deferred compensation in shareholders’ equity when granted and are amortized over their pre-defined vesting period. For a discussion of the different types of restricted stock awards and the accounting treatment of each award, see Note 14 to the Notes to Consolidated Financial Statements “Performance-Accelerated and Other Restricted Common Stock.”

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

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations and as a percentage of net sales, for the year ended June 30, 2005, the five-month transition period ended June 30, 2004, the five-month period ended June 28, 2003 and the years ended January 31, 2004 and 2003. (Amounts in thousands other than percentages. Percentages may not add due to rounding):

	Year Ended June 30, 2005		Five Months Ended				Years Ended January 31,
			June 30, 2004		June 28, 2003		2004		2003
Net sales(1)	$920,538	100.0%	$222,784	100.0%	$205,201	100.0%	$814,425	100.0%	$752,041	100.0%
Cost of sales	509,174	55.3	134,500	60.4	130,348	63.5	478,648	58.8	444,628	59.1
Gross profit	411,364	44.7	88,284	39.6	74,853	36.5	335,777	41.2	307,413	40.9
Selling, general and administrative expenses	309,170	33.6	111,897	50.2	95,493	46.5	242,590	29.8	216,504	28.8
Impairment charge related to the Miami Lakes facility	2,156	0.2	—	—	—	—	—	—	—	—
Depreciation and amortization	21,505	2.3	8,701	3.9	8,443	4.1	20,857	2.6	22,700	3.0
Income (loss) from operations	78,533	8.5	(32,314)	(14.5)	(29,083)	(14.2)	72,330	8.9	68,209	9.1
Interest expense	23,526	2.6	9,835	4.4	16,986	8.3	39,593	4.9	43,075	5.7
Debt extinguishment charges (gain)	—	—	3,874	1.7	(123)	(0.1)	34,808	4.3	—	—
Other expense (income)	—	—	8	0.0	(29)	(0.0)	5	0.0	(75)	0.0
Income (loss) before income taxes	55,007	6.0	(46,031)	(20.7)	(45,917)	(22.4)	(2,076)	(0.3)	25,209	3.4
Provision for (benefit from) income taxes	17,403	1.9	(14,188)	(6.4)	(13,176)	(6.4)	(4,112)	(0.5)	7,059	0.9
Net income (loss)	37,604	4.1	(31,843)	(14.3)	(32,741)	(16.0)	2,036	0.2	18,150	2.4
Accretion and dividend on preferred stock	—	—	762	0.3	1,626	0.8	3,502	0.4	3,653	0.5
Accelerated accretion on converted preferred stock	—	—	19,090	8.6	—	—	18,584	2.3	—	—
Net income (loss) attributable to common shareholders	37,604	4.1	(51,695)	(23.2)	(34,367)	(16.7)	(20,050)	(2.5)	14,497	1.9

	Year Ended June 30, 2005		Five Months Ended				Years Ended January 31,
			June 30, 2004		June 28, 2003		2004		2003
Other data:
EBITDA and EBITDA margin(2)	$100,038	10.9%	$(27,495)	(12.3)%	$(20,488)	(10.0)%	$58,374	7.2%	$90,984	12.1%

(1)	The following chart represents our net sales to customers in the U.S. and internationally during the year ended June 30, 2005, the five-month transition period June 30, 2004, the five months ended June 28, 2003 and the years ended January 31, 2004 and 2003:

	Year Ended		Five Months Ended				Years Ended January 31,
	June 30, 2005		June 30, 2004		June 28, 2003		2004		2003
United States	$571.4	62%	$130.3	58%	$121.9	59%	$548.4	67%	$509.5	68%
International	349.1	38%	92.5	42%	83.3	41%	266.0	33%	242.5	32%

Total	$920.5	100%	$222.8	100%	$205.2	100%	$814.4	100%	$752.0	100%

(2)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 6 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

Year Ended June 30, 2005 Compared to Year Ended January 31, 2004

Net Sales.    Net sales increased approximately 13.0% for the year ended June 30, 2005 compared to the year ended January 31, 2004. The sales increase was driven by the launch of the curious Britney Spears fragrance, increased sales of the Elizabeth Arden Provocative Woman fragrance, which was launched in the U.S. in spring 2004 and internationally in summer 2004, the favorable impact of foreign currency rates, increased skin care product sales globally and increased cosmetic product sales internationally. These increases were partially offset by lower sales of certain fragrances to certain U.S. retail customers. Excluding the impact of foreign currency translation, net sales increased 9.6%.

Gross Profit.    Gross profit increased 22.5% for the year ended June 30, 2005 compared to the year ended January 31, 2004. The increase in gross profit was principally due to higher net sales, greater proportion of sales of owned and licensed brands, which have higher gross margins than distributed brands, favorable impact of foreign currency rates and lower supply chain distribution costs partially, offset by higher “gift with purchase” costs. Gross margins increased to 44.7% in the year ended June 30, 2005 from 41.2% in the year ended January 31, 2004.

SG&A.    Selling, general and administrative expenses increased 27.4% for the year ended June 30, 2005 over the year ended January 31, 2004. The increase was principally due to additional advertising to support brand development, including the curious Britney Spears and the Elizabeth Arden Provocative Woman fragrance launches, the adverse impact of foreign currency rates and higher incentive compensation costs, partially offset by a $2.3 million restructuring charge in the year ended January 31, 2004 related to the consolidation of our U.S. distribution facilities, which was announced in November 2003 and was substantially completed by March 2004. The unfavorable impact of foreign currency exchange rates contributed approximately $15.1 million to the increase in selling, general and administrative expenses compared to the year ended January 31, 2004. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects the increased advertising and product development costs and unfavorable foreign currency exchange rates. We intend to continue to increase our advertising and product development costs in the fiscal year ending June 30, 2006 to support brand growth, including new product launches.

Impairment Charge Related to the Anticipated Sale of the Miami Lakes Facility.    During the year ended June 30, 2005, we recorded a non-cash charge of approximately $2.2 million related to the impairment of assets that were part of, or used in, the Miami Lakes facility in anticipation of the sale of the facility. See Note 6 to the Notes to the Consolidated Financial Statements.

Depreciation and Amortization.    Depreciation and amortization increased 3.1% for the year ended June 30, 2005, compared to the year ended January 31, 2004, principally as a result of the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the cessation of distribution operations at this facility, partially offset by certain intangibles that were fully amortized by the end of January 31, 2004.

Interest Expense.    Interest expense, net of interest income, decreased by 40.6% in the year ended June 30, 2005 from the year ended January 31, 2004. The decrease resulted from the redemptions of the 11 3/4% senior notes due 2011 and the 10 3/8% senior notes due 2007 during the year ended January 31, 2004. See Notes 8 and 9 to the Notes to the Consolidated Financial Statements.

Debt Extinguishment Costs.    During the year ended January 31, 2004, we recorded $34.8 million of debt extinguishment charges relating to the redemption of $151.2 million aggregate principal amount of the 11 3/4% senior notes and $65.3 million aggregate principal amount of the 10 3/8% senior notes. See Note 9 to the Notes to the Consolidated Financial Statements.

Provision for (Benefit from) Income Taxes.    We had a provision for income taxes for the year ended June 30, 2005, compared to a benefit from income taxes for the year ended January 31, 2004,

reflecting higher operating income and lower interest costs during the year ended June 30, 2005, as well as debt extinguishment charges and restructuring charges related to the consolidation of the U.S. distribution facilities during the year ended January 31, 2004. See Note 11 to the Notes to Consolidated Financial Statements.

Net Income.    Net income for the year ended June 30, 2005 increased approximately $35.6 million compared to the year ended January 31, 2004. The increase was primarily a result of the debt extinguishment charges and restructuring charges during the year ended January 31, 2004, and lower interest costs and higher operating income during the year ended June 30, 2005.

Accretion and Dividend on Preferred Stock.    The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders in the year ended January 31, 2004, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock. As a result of all the Series D convertible preferred stock being converted before the start of the year ended June 30, 2005 period, there was no accretion and dividend recorded during the year ended June 30, 2005 compared to $3.5 million recorded during the year ended January 31, 2004. See Note 13 to the Notes to Consolidated Financial Statements.

Accelerated Accretion on Converted Preferred Stock.    In October 2003, we recorded accelerated accretion on the Series D convertible preferred stock of $18.6 million for the preferred stock converted into common stock by an affiliate of Unilever that was sold in a public offering in October 2003. See Note 13 to the Notes to Consolidated Financial Statements.

Net Income (Loss) Attributable to Common Shareholders.    Net income attributable to common shareholders for the year ended June 30, 2005 increased approximately $57.7 million compared to the year ended January 31, 2004. The increase was primarily a result of charges during the year ended January 31, 2004 related to debt extinguishment, accelerated accretion on the Series D convertible preferred stock converted into common stock in October 2003 and restructuring charges relating to the consolidation of U.S. distribution facilities, as well as lower interest costs and higher operating income during the year ended June 30, 2005. As a result of the impairment charge recorded in June 2005 related to the anticipated sale of the Miami Lakes facility, our net income per diluted share for the year ended June 30, 2005 was reduced by $0.05 per share. As a result of the accelerated accretion on the conversion of our Series D convertible preferred stock into common stock in October 2003 and the debt extinguishment and restructuring charges, our net income per diluted share for the year ended January 31, 2004 was reduced by $1.99 per share.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by $41.7 million for the year ended June 30, 2005, compared to the year ended January 31, 2004. The increase in EBITDA and EBITDA margin was primarily the result of $37.1 million of charges during year ended January 31, 2004 related to the debt extinguishment and restructuring as well as higher operating income during the year ended June 30, 2005, partially offset by the $2.2 million impairment charge related to the Miami Lakes facility during the year ended June 30, 2005. For a reconciliation of net income to EBITDA for the years ended June 30, 2005 and January 31, 2004, see Note 6 under Item 6 “Selected Financial Data.”

Five-Month Transition Period Ended June 30, 2004 Compared to Five Months Ended June 28, 2003

Net Sales.    Net sales increased approximately 8.6% for the five-month transition period ended June 30, 2004 over the five months ended June 28, 2003. The sales increase was driven by increased fragrance sales to our mass retail customers, the favorable impact of foreign currency rates, new product launches, including the launch of the Elizabeth Arden Provocative Woman fragrance, and improvement in the travel retail business, which was adversely affected by the severe acute respiratory syndrome (SARS) epidemic in the prior period. The increase in net sales was partially offset by lower sales to a U.S. department store account due to a change in that account’s merchandising strategy in the fragrance category and an increase in in-store support costs at U.S. department stores associated with the new fragrance launch.

Gross Profit.    Gross profit increased 17.9% for the five-month transition period ended June 30, 2004 over the five months ended June 28, 2003. The increase in gross profit was principally due to a greater proportion of sales of owned and licensed brands, which have higher gross margins than distributed brands, higher net sales, the favorable impact of foreign currency rates and lower supply chain and distribution costs. Gross margin increased to 39.6% for the five-month transition period ended June 30, 2004 from 36.5% for the five months ended June 28, 2003.

SG&A.    Selling, general and administrative expenses increased 17.2% for the five-month transition period ended June 30, 2004 over the five months ended June 28, 2003. The increase was principally due to the adverse impact of foreign currency rates, additional advertising to support new product launches, including the use of television and print advertising for the Elizabeth Arden Provocative Woman and skinsimple launches, higher product development costs, additional costs associated with our change in fiscal year end in June 2004 and a $1.3 million restructuring charge related to the consolidation of our U.S. distribution facilities, which was announced in November 2003 and was substantially completed by March 2004.

Depreciation and Amortization.    Depreciation and amortization increased 3.1% for the five-month transition period ended June 30, 2004, compared to the five months ended June 28, 2003, principally as a result of the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the closing of the distribution operations at this facility, partially offset by certain intangibles that were fully amortized at June 30, 2003.

Interest Expense.    Interest expense, net of interest income, decreased by 42.1% for the five-month transition period ended June 30, 2004 in comparison to the five months ended June 28, 2003. The decrease resulted from lower interest rates on our long-term debt due to refinancing activities during the year ended January 31, 2004 and during February 2004, and reduced borrowings and lower interest rates paid under our credit facility.

Debt Extinguishment Costs.    During the five-month transition period ended June 30, 2004, we recorded $3.9 million of debt extinguishment charges relating to the February 2004 redemption of $84.3 million aggregate principal amount of the 10 3/8% senior notes. See Note 9 to the Notes to Consolidated Financial Statements.

Benefit from Income Taxes.    The benefit from income taxes increased by $1.0 million for the five-month transition period ended June 30, 2004, compared to the five months ended June 28, 2003, reflecting higher operating losses and debt extinguishment charges partially offset by lower interest expense. The effective tax rate calculated as a percentage of loss before income taxes for the five-month transition period ended June 30, 2004 was 30.8% compared to 28.7% for the five months ended June 28, 2003. The change in the effective tax rate compared to the prior year primarily reflects an expected increase in U.S. taxable income relative to consolidated income, primarily due to lower interest expense. See Note 11 to the Notes to Consolidated Financial Statements.

Net Loss.    Net loss for the five-month transition period ended June 30, 2004 decreased by approximately $0.9 million compared to the five months ended June 28, 2003. The decrease was a result of lower interest expense and a higher income tax benefit, partially offset by the debt extinguishment and restructuring charges and a higher loss from operations.

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

Accelerated Accretion on Converted Preferred Stock.    We recorded the final non-cash accelerated accretion charges on the Series D convertible preferred stock of $19.1 million as a result of the April 2004 and June 2004 conversions of the Series D convertible preferred stock into common stock by an affiliate of Unilever. No further accretion and dividend charges related to the Series D convertible preferred stock will be taken as a result of such conversions. See Note 13 to the Notes to Consolidated Financial Statements.

Net Loss Attributable to Common Shareholders.    In the five-month transition period ended June 30, 2004, the net loss attributable to common shareholders increased by $17.3 million compared to the five months ended June 28, 2003, principally due to $19.1 million of non-cash accelerated accretion charges on the Series D convertible preferred stock converted into common stock in April 2004 and June 2004 and $5.1 million of debt extinguishment and restructuring charges, partially offset by a decrease in interest expense of $7.2 million and an increase in gross profit of $13.4 million. The impact of the accelerated accretion charges associated with the conversions of our Series D convertible preferred stock into common stock and the debt extinguishment and restructuring charges caused our diluted net loss per share for the five-month transition period ended June 30, 2004 to increase by $0.89 per share.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by 34.2% for the five-month transition period ended June 30, 2004, compared to the five months ended June 28, 2003. The decrease in EBITDA was primarily the result of the debt extinguishment and restructuring charges, and higher selling, general and administrative expenses.

The following is a reconciliation of net loss, as determined in accordance with generally accepted accounting principles, to EBITDA:

	Five Months Ended
(Amounts in thousands)	June 30, 2004		June 28, 2003
Net loss	$(31,843)		$(32,741)
Plus:
Benefit from income taxes	(14,188)		(13,176)
Interest expense, net	9,835		16,986
Depreciation and amortization	8,701		8,443

EBITDA	$(27,495	)(1)	$(20,488	)(2)

(1)	For the five-month transition period ended June 30, 2004, EBITDA includes debt extinguishment and restructuring charges of approximately $3.9 million and $1.3 million, respectively.
(2)	For the five months ended June 28, 2003, EBITDA includes a debt extinguishment gain of $0.1 million.

Year Ended January 31, 2004 Compared to Year Ended January 31, 2003

Net Sales.    Net sales increased approximately 8.3% for the year ended January 31, 2004 over the year ended January 31, 2003. The sales increase was driven by the favorable impact of foreign currency rates, increased fragrance sales to our mass retail customers, new product launches and strength in certain international markets. These increases were partially offset by lower sales to certain U.S. department store accounts, including a planned reduction in promotional sales to department store accounts to reduce related promotional costs, and lower international sales due to the SARS epidemic and the Iraqi war, which impacted Asia and the travel retail business in the first half of the year, and economic weakness in most continental European markets.

Gross Profit.    Gross profit increased 9.2% for the year ended January 31, 2004 over the year ended January 31, 2003. The increase in gross profit was principally due to higher net sales, favorable impact of foreign currency rates, lower supply chain and distribution costs and lower “gift with purchase” costs, partially offset by a greater proportion of sales of distributed brands, which have lower gross margins than owned and licensed brands. Gross margins increased to 41.2% during the year ended January 31, 2004 from 40.9% in the year ended January 31, 2003.

SG&A.    Selling, general and administrative expenses increased 12.0% for the year ended January 31, 2004 over the year ended January 31, 2003. The increase was due principally to additional advertising to support product launches and higher product development costs, increased selling costs, the adverse impact of foreign currency rates and a $2.3 million restructuring charge related to the consolidation of our U.S. distribution facilities, which was announced in November 2003 and was substantially completed in March 2004. The unfavorable impact of foreign currency transaction gains contributed approximately $3.0 million to the increase in selling, general and administrative expenses versus the prior year. These increases were partially offset by reduced overhead expenses from management initiatives and lower information technology costs. The increase in selling, general and administrative expenses as a percentage of net sales reflects the increased advertising and product development costs, unfavorable foreign currency exchange rates and the restructuring charge.

In the second quarter of the year ended January 31, 2004, we recorded additional rent expense of approximately $0.7 million, which is a cumulative correction to previously recorded amounts and is related to scheduled rent increases and lease incentives in certain of our operating leases. The allocated additional expense was not material to our results of operations during the periods to which the adjustment related or in the period recorded and, as such, prior periods were not adjusted.

Depreciation and Amortization.    Depreciation and amortization decreased 8.1% for the year ended January 31, 2004, compared to the year ended January 31, 2003, principally as a result of certain intangibles that were fully amortized at the end of the year ended January 31, 2003, partially offset by the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the closing of the distribution operations at this facility.

Interest Expense.    Interest expense, net of interest income, decreased by 8.1% in the year ended January 31, 2004 from the year ended January 31, 2003. The decrease resulted from the redemptions of the 11 3/4% senior notes due 2011 and the 10 3/8% senior notes due 2007 during the year and reduced borrowings and lower interest rates paid on our bank credit facility. See Notes 8 and 9 to the Notes to the Consolidated Financial Statements. As a result of the refinancing of our senior notes, we anticipate saving approximately $13 million in interest expense in the year ended June 30, 2005.

Debt Extinguishment Costs.    During the year ended January 31, 2004, we recorded $34.8 million of debt extinguishment charges relating to the redemption of $151.2 million aggregate principal amount of the 11 3/4% senior notes and $65.3 million aggregate principal amount of the 10 3/8% senior notes. See Note 9 to the Notes to the Consolidated Financial Statements.

(Benefit from) Provision for Income Taxes.    We had a benefit from income taxes for the year ended January 31, 2004, compared to a provision for income taxes for the year ended January 31, 2003, reflecting higher losses due to the debt extinguishment and restructuring charges related to the consolidation of our U.S. distribution facilities, partially offset by higher operating earnings. See Note 11 to the Notes to Consolidated Financial Statements.

Net Income.    Net income for the year ended January 31, 2004 decreased approximately $16.1 million compared to the year ended January 31, 2003. The decrease was a result of the debt extinguishment and restructuring charges, partially offset by higher operating earnings.

Accretion and Dividend on Preferred Stock.    The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock. See Note 13 to the Notes to Consolidated Financial Statements.

Accelerated Accretion on Converted Preferred Stock.    In October 2003, we recorded accelerated accretion on the Series D convertible preferred stock of $18.6 million for the preferred stock converted into common stock by an affiliate of Unilever that was sold in a public offering in October 2003. See Note 13 to the Notes to Consolidated Financial Statements.

Net (Loss) Income Attributable to Common Shareholders.    In the year ended January 31, 2004, there was a net loss attributable to common shareholders compared with net income attributable to common shareholders for the year ended January 31, 2003, principally due to $18.6 million of accelerated accretion on the Series D convertible preferred stock converted into common stock in October 2003 and the $37.1 million of debt extinguishment and restructuring charges. As a result of the accelerated accretion on the conversion of our Series D convertible preferred stock into common stock in October 2003 and the debt extinguishment and restructuring charges, our net income per diluted share for the year ended January 31, 2004 was reduced by $1.99 per share compared to the year ended January 31, 2003.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by 36% for the year ended January 31, 2004, compared to the year ended January 31, 2003. The decrease in EBITDA and EBITDA margin was primarily the result of the debt extinguishment and restructuring charges partially offset by higher operating income. During the year ended January 31, 2004, EBITDA was reduced by $37.1 million as a result of the early extinguishment of debt and the restructuring of the U.S. distribution facilities. For a reconciliation of net income to EBITDA, see Note 6 under Item 6, “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In the year ended June 30, 2005, approximately 58% of our net sales were made during the first half of the fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances can reduce the seasonality of our business.

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

Liquidity and Capital Resources

(Amounts in thousands)	Year Ended June 30, 2005	Five Months Ended		Years Ended January 31,
		June 30, 2004	June 28, 2003	2004	2003
Net cash provided by (used in) operating activities	$35,549	$(46,591)	$(71,783)	$45,801	$28,620
Net cash used in investing activities	(17,508)	(4,138)	(4,070)	(11,365)	(13,007)
Net cash (used in) provided by financing activities	(15,785)	(15,080)	71,415	31,196	(9,753)
Net increase (decrease) in cash and cash equivalents	1,822	(65,593)	(4,138)	66,424	6,750

Cash Flows.    Net cash provided by operating activities decreased 22.4% in the year ended June 30, 2005 compared to the year ended January 31, 2004. The decrease was primarily due to higher receivables related to timing of sales in the year ended June 30, 2005 versus the year ended January 31, 2004 and higher inventory levels largely as a result of the launch of the curious Britney Spears fragrance, partially offset by higher operating income and lower interest expense.

Net cash used in operating activities decreased 35.1% for the five-month transition period ended June 30, 2004 compared to the five months ended June 28, 2003. The decrease for the five-month transition period ended June 30, 2004 was primarily due to lower interest expense, a decrease in accounts receivable resulting from improved collection efforts, a lower increase in prepaid expenses and other costs and an increase in accounts payable and other payables and accrued expenses.

Net cash provided by operating activities increased 60.0% in the year ended January 31, 2004 compared to the year ended January 31, 2003. The increase in the year ended January 31, 2004 was primarily due to inventory reduction initiatives, higher operating income before restructuring charges and lower interest expense. Accounts receivable at January 31, 2004 were above prior year levels primarily due to higher sales and the timing of those sales versus the year ended January 31, 2003, partially offset by improved cash collection efforts. Inventory levels at January 31, 2004 were lower than January 31, 2003, as we focused on reducing our inventory levels, partially offset by incremental investment in additional distributed brands.

Net cash used in investing activities increased $6.1 million in the year ended June 30, 2005 compared to the year ended January 31. 2004 as a result of increases in capital expenditures and a price adjustment during the year ended January 31, 2004, related to the trademarks acquired in the acquisition of the Elizabeth Arden business. The increase in capital expenditures in the year ended June 30, 2005 was primarily related to in-store counters and testing units, and computer hardware and software. We expect to incur approximately $27 million in capital expenditures in the year ending June 30, 2006 primarily for in-store counters, testing units, tools, dies and molds, computer hardware and software and leasehold improvements. The following chart illustrates our net cash used in investing activities during the year ended June 30, 2005, the five-month transition period ended June 30, 2004, the five months ended June 28, 2003 and the years ended January 31, 2004 and 2003:

(Amounts in thousands)	Year Ended June 30, 2005	Five Months Ended		Years Ended January 31,
		June 30, 2004	June 28, 2003	2004	2003
Capital expenditures, net of disposals	$(15,408)	$(4,138)	$(4,070)	$(13,825)	$(9,757)
Price adjustment to trademarks acquired in the Arden acquisition	—	—	—	2,460	—
Acquisition of license and trademark	(2,100)	—	—	—	(3,250)

Total	$(17,508)	$(4,138)	$(4,070)	$(11,365)	$(13,007)

We had a net use of cash in financing activities of $15.8 million in the year ended June 30, 2005 compared to net cash provided by financing activities in the year ended January 31, 2004 of $31.2 million. The net use of cash in the year ended June 30, 2005 was primarily due to decreased borrowings outstanding under the revolving credit facility and the payoff of the mortgage on the Miami Lakes facility, partially offset by proceeds from the exercise of stock options and common shares sold under the employee stock purchase plan. In the year ended January 31, 2004, the net cash provided by financing activities was primarily a result of the sale of 3,666,667 shares of our common stock in October 2003 resulting in net proceeds of $62.7 million and the sale of $225 million of 7 3/4% senior subordinated notes in January 2004, partially offset by the redemption of the 10 3/8% senior notes and the 11 3/4% senior notes during the year ended January 31, 2004. See Notes 9 and 13 to the Notes to Consolidated Financial Statements.

Net cash used in financing activities increased by $86.5 million for the five-month transition period ended June 30, 2004 compared to the five months ended June 28, 2003. The increase in net cash used in financing activities for the five-month transition period ended June 30, 2004 was primarily due to the February 2004 redemption of $84.3 million principal amount of the 10 3/8% senior notes due 2007 utilizing the net proceeds derived from the sale of $225.0 million of 7 3/4% senior subordinated notes in January 2004 and $18.8 million in decreased borrowings outstanding under the revolving credit facility compared to the prior period due to improved cash flows from operations. This was partially offset by approximately $8.9 million in proceeds from the exercise of stock options, and the issuance of common stock in a public offering and under the employee stock purchase plan.

Net cash provided by financing activities increased by $40.9 million in the year ended January 31, 2004 compared to the year ended January 31, 2003. The increase in cash provided by financing activities in the year ended January 31, 2004 was derived from the sale of 3,666,667 shares of our common stock in October 2003 resulting in net proceeds of $62.7 million and $225 million of 7 3/4% senior subordinated notes in January 2004, partially offset by the redemption of the 10 3/8% senior notes and the 11 3/4% senior notes during the year ended January 31, 2004.

Cash and cash equivalents increased to $25.3 million at June 30, 2005 from $23.5 million at June 30, 2004. The increase in cash and cash equivalents is primarily due to our higher operating income and lower interest expense during the year ended June 30, 2005.

Cash and cash equivalents increased to $89.1 million in the year ended January 31, 2004 from $22.7 million during the year ended January 31, 2003. The increase in cash and cash equivalents is due to our sale of the $225 million of 7 3/4% senior subordinated notes reduced by amounts paid to redeem $95.2 million of the 11 3/4% senior notes and $20.0 million of the 10 3/8% senior notes. We called for redemption of the remaining $84.3 million of 10 3/8% senior notes in January 2004 and redeemed those notes in February 2004. Pending the redemption of those notes, we used a portion of the proceeds from the 7 3/4% senior subordinated notes offering to temporarily invest in short-term securities. See Note 9 to Notes to Consolidated Financial Statements.

Debt and Contractual Financial Obligations and Commitments.    At June 30, 2005, our long-term debt and financial obligations and commitments by due date were as follows:

	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Amounts in thousands)
Long-term debt, including current portion	$233,802	$—	$—	$—	$233,802
Operating lease obligations	66,725	12,096	27,047	15,170	12,411
Purchase obligations(1)	231,716	158,505	60,461	11,250	1,500
Other long-term obligations	3,245	—	3,245	—	—

Total	$535,488	$170,601	$90,753	$26,420	$247,713

(1)	Consists of purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations and estimates of such obligations subject to variable price provisions.

Long-term debt reflects the $225.0 million aggregate principal amount of 7 3/4% senior subordinated notes due 2014 and the $8.8 million aggregate principal amount of 11 3/4% senior notes due 2007. The decrease in long-term debt, including the current portion, from $238.6 million at June 30, 2004 to $233.8 million at June 30, 2005, reflects the payoff at maturity of $4.8 million on the 8.84% Miami Lakes Facility mortgage note due July 2004. For more information on our long-term debt, debt refinancing activities and contractual commitments, see Notes 9 and 10 to the Notes to Consolidated Financial Statements.

In February 2004, we entered into interest rate swap agreements that effectively convert the fixed interest rate on $50.0 million or approximately 22% of our outstanding 7 3/4% senior subordinated notes to a variable interest rate based on LIBOR. The swap agreement matures in February 2014. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Future Liquidity and Capital Needs.    Our principal future uses of funds are for debt service, working capital requirements, capital expenditures and additional brand acquisitions including brand licenses and their associated product launches or product distribution arrangements. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

We have a revolving credit facility with a syndicate of banks, of which JP Morgan Chase Bank is the administrative agent, which provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit. We entered into an amendment to the credit facility effective September 30, 2004 that extended the maturity of the Credit Facility to June 2009 from January 2006, reduced the interest rates and commitment fees based on our debt service coverage ratio and enhanced the inventory component of the borrowing base. The credit facility is guaranteed by all of our U.S. subsidiaries. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 75% (65% from November 16 through May 15) of eligible finished goods inventory and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. Our obligations under the credit facility rank pari passu, or equal in right of payment, with our remaining 11 3/4% senior secured notes due 2011 and rank senior to our 7 3/4% senior subordinated notes due 2014.

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($40 million from November 16 through May 15). No financial maintenance covenant was applicable for any fiscal quarter during the year ended June 30, 2005. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of other indebtedness) and limits the payment of dividends on our common stock to $5 million over the term of the credit facility, repurchases of common stock and other distributions to common shareholders. In addition, the indenture pursuant to which our 7 3/4% senior subordinated notes are issued restricts the incurrence of debt (other than refinancing indebtedness and certain other indebtedness) and the payment of dividends subject to satisfaction of a fixed charge coverage ratio and net income tests.

Borrowings under the revolving credit portion of the credit facility bear interest at a floating rate based on the “applicable margin,” which is determined by reference to a specific financial ratio. At our option, the applicable margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The applicable margin is determined by reference to a debt service coverage ratio. As a result of the September 2004 amendment to the credit facility, the applicable margin charged on LIBOR loans and prime rate loans were reduced to a range of 1.50% to 2.25% from a range of 2.00% to 2.75% for LIBOR loans, and to a range of 0% to .50% from a range of 0.25% to 1.00% for prime rate borrowings. As of June 30, 2005, the applicable margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility ranges from 0.25% to 0.375% per year. At June 30, 2005, the commitment fee was 0.25%. See Note 8 to the Notes to Consolidated Financial Statements.

Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, however, we may not remain in compliance with the debt service covenant and would not be allowed to borrow under the credit facility. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of June 30, 2005, we had approximately $48 million in outstanding borrowings and approximately $4 million in outstanding letters of credit under the credit facility, compared with approximately $66 million in outstanding borrowings under the credit facility at June 30, 2004. As of June 30, 2005, we had approximately $161 million of eligible receivables and inventories available as collateral under the credit facility. Therefore, we had availability of approximately $109 million. We classify the credit facility as short-term debt on our balance sheet since we expect to reduce outstanding borrowings during the second and third quarters (October through March) of our fiscal year.

We believe that existing cash and cash equivalents, internally generated funds and borrowings under our revolving credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands, new licensing agreements or new product distribution arrangements.

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

Recently Adopted Accounting Standards

See Note 3 of the Notes to Consolidated Financial Statements for a discussion regarding the recently adopted accounting standards and recent legislation, which include the following:

•	Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments;”

•	SFAS No. 148, “Accounting for Stock-Based Compensation;”

•	American Job Creations Act of 2004; and

•	SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans, assumptions and future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. In addition to the description under “Forward Looking Information and Factors That May Affect Future Results,” a list of factors that could cause actual results to differ materially is as follows:

•	Our arrangements with our manufacturers, suppliers and customers are generally informal and if these arrangements were changed or terminated it could have a material adverse effect on our business, prospects, results of operations and financial condition;

•	Consumers may reduce discretionary purchases of our products as a result of a general economic downturn;

•	The beauty industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our business, prospects, results of operations and financial condition;

•	We are subject to risks related to our international operations, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks and fluctuations in foreign exchange rates that could adversely affect our results of operations;

•	If we are unable to acquire or license additional brands, secure additional distribution arrangements or obtain the required financing for these agreements and arrangements or if we were to lose an existing brand or distribution arrangement, the growth of our business could be impaired;

•	We may engage in future acquisitions that we may not be able to successfully integrate or manage. These acquisitions may dilute our shareholders’ ownership interest in us and cause us to incur debt and assume contingent liabilities;

•	Our level of debt may adversely affect our financial and operating flexibility;

•	Restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes may reduce our operating flexibility;

•	We may not have sufficient working capital availability under our revolving credit facility to meet our seasonal working capital requirements;

•	Changes in product mix to less profitable products;

•	If we are unable to retain key executives and other personnel our growth may be hindered;

•	Changes in the retail fragrance and cosmetic industries, including the consolidation of retailers and the associated closing of retail doors;

•	We depend on third parties for the manufacture and delivery of our products;

•	If we are unable to protect our intellectual property rights our ability to compete could be negatively impacted;

•	The assumptions underlying our critical accounting estimates;

•	Change in the legal, regulatory or political environment could have a material adverse effect on our business; and

•	Our quarterly results of operations fluctuate due to seasonality and other factors.

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

Interest Rate Risk

As of June 30, 2005, we had $47.7 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our June 30, 2005 average borrowings under our credit facility, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2005 would have increased or decreased by approximately $1.9 million. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. For example, if LIBOR interest rates on the $50 million of floating interest rate debt increased by 10% over the year-end LIBOR rate, then it is estimated that our interest expense would have increased by approximately $183,000. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Foreign Currency Risk

We sell our products in approximately 90 countries around the world. During the year ended June 30, 2005, we derived approximately 38% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. As of June 30, 2005, our subsidiaries outside the United States held approximately 28.7% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in “Accumulated other comprehensive income” in our consolidated balance sheets.

As of June 30, 2005, we had notional amounts of approximately 26.9 million Euros and approximately 4.1 million British pounds under foreign currency contracts that expire between July 29, 2005 and June 29, 2007 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each foreign currency option contract as a cash flow hedge. Based on notional amounts of 26.9 million Euros and 4.1 million British pounds and an increase in the Euro to dollar and British pound to dollar exchange rates on hedging contracts that mature, we would have unrealized gains of approximately 2.5 million Euros and approximately 675,000 British pounds. At June 30, 2005, the unrealized gain, net of taxes associated with these contracts of approximately $3.0 million is included in accumulated other comprehensive income. The unrealized gain, net of taxes, incurred during the year ended June 30, 2005 was approximately $2.9 million. We intend to only enter into foreign currency contracts that qualify for hedge accounting and, therefore, the gains and losses will only be recognized in earnings in the period in which the contracts expire. We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Report of Management	37

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets as of June 30, 2005 and June 30, 2004	39

Consolidated Statements of Operations for the Year Ended June 30, 2005, for the Five-Month Transition Period Ended June 30, 2004 and for the Years Ended January 31, 2004 and 2003	40

Consolidated Statements of Shareholders’ Equity for the Year Ended June 30, 2005, for the Five-Month Transition Period Ended June 30, 2004 and for the Years Ended January 31, 2004 and 2003	41

Consolidated Statements of Cash Flows for the Year Ended June 30, 2005, for the Five-Month Transition Period Ended June 30, 2004 and for the Years Ended January 31, 2004 and 2003	43

Notes to Consolidated Financial Statements	44

REPORT OF MANAGEMENT

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2005 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in the Company’s Annual Report on Form 10-K.

Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

E. Scott Beattie	Stephen J. Smith
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

September 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Elizabeth Arden, Inc.:

We have completed an integrated audit of Elizabeth Arden, Inc.’s (the “Company”) June 30, 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its June 30, 2004, January 31, 2004 and January 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2005 and June 30, 2004, and the results of their operations and their cash flows for the year ended June 30, 2005, the five months ended June 30, 2004, and the years ended January 31, 2004 and January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of Management, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

September 12, 2005

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of June 30,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$25,316	$23,494
Accounts receivable, net	149,965	102,306
Inventories	273,343	258,638
Deferred income taxes	18,097	16,723
Prepaid expenses and other assets	18,672	15,914
Assets held for sale	9,719	—

Total current assets	495,112	417,075

Property and equipment, net	29,184	37,198

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	186,527	191,842
Debt financing costs, net	7,905	9,027
Other	1,169	8,544

Total other assets	195,601	209,413

Total assets	$719,897	$663,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$47,700	$65,900
Accounts payable—trade	108,112	106,375
Other payables and accrued expenses	63,672	48,164
Current portion of long-term debt	—	4,764

Total current liabilities	219,484	225,203

Long-term Liabilities
Long-term debt	233,802	233,802
Deferred income taxes and other	7,411	2,621

Total long-term liabilities	241,213	236,423

Total liabilities	460,697	461,626

Commitments and contingencies (see Note 10)
Convertible, redeemable preferred stock, Series D $.01 par value (liquidation preference of $0 and, $0 and respectively); 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	—	—

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 29,256,560 and 28,169,941 shares issued and outstanding, respectively	293	282
Additional paid-in capital	249,919	228,891
Retained earnings (accumulated deficit)	15,547	(22,057)
Accumulated other comprehensive income	5,730	2,806
Unearned deferred compensation	(12,289)	(7,862)

Total shareholders’ equity	259,200	202,060

Total liabilities and shareholders’ equity	$719,897	$663,686

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
			2004	2003
Net sales	$920,538	$222,784	$814,425	$752,041
Cost of sales (excludes depreciation of $3,151; $1,026; $3,363 and $3,524, respectively)	509,174	134,500	478,648	444,628

Gross profit	411,364	88,284	335,777	307,413

Operating expenses
Selling, general and administrative	309,170	111,897	242,590	216,504
Impairment charge related to Miami Lakes facility	2,156	—	—	—
Depreciation and amortization	21,505	8,701	20,857	22,700

Total operating expenses	332,831	120,598	263,447	239,204

Income (loss) from operations	78,533	(32,314)	72,330	68,209
Other expense (income)
Interest expense	23,526	9,835	39,593	43,075
Debt extinguishment charges	—	3,874	34,808	—
Other	—	8	5	(75)

Other expense, net	23,526	13,717	74,406	43,000

Income (loss) before income taxes	55,007	(46,031)	(2,076)	25,209
Provision for (benefit from) income taxes	17,403	(14,188)	(4,112)	7,059

Net income (loss)	37,604	(31,843)	2,036	18,150
Accretion and dividend on preferred stock	—	762	3,502	3,653
Accelerated accretion on converted preferred stock	—	19,090	18,584	—

Net income (loss) attributable to common shareholders	$37,604	$(51,695)	$(20,050)	$14,497

Earnings (loss) per common shares:
Basic	$1.35	$(2.08)	$(1.02)	$0.82

Diluted	$1.25	$(2.08)	$(1.02)	$0.78

Weighted average number of common shares:
Basic	27,792	24,885	19,581	17,757

Diluted	30,025	24,885	19,581	23,200

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2002	18,578	$186	$85,919	$35,191	$(6,541)	$(2,348)	$(473)	$111,934
Issuance of common stock upon exercise of stock options	79	1	600	—	—	—	—	601
Issuance of common stock upon exercise of warrants	147	1	—	—	—	—	—	1
Issuance of restricted stock, net of forfeitures	—	—	3,199	—	4,365	—	(7,166)	398
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	2,156	2,156
Repurchase of common stock	—	—	—	—	(160)	—	—	(160)
Accretion and dividend on Series D preferred stock	—	—	—	(3,653)	—	—	—	(3,653)
Tax benefit from exercise of stock options	—	—	64	—	—	—	—	64
Comprehensive income:
Net income	—	—	—	18,150	—	—	—	18,150
Foreign currency translation	—	—	—	—	—	2,353	—	2,353

Total comprehensive income	—	—	—	18,150	—	2,353	—	20,503

Balance at January 31, 2003	18,804	188	89,782	49,688	(2,336)	5	(5,483)	131,844
Issuance of common stock upon exercise of stock options	350	4	3,130	—	—	—	—	3,134
Offering of common stock, net of costs	3,667	36	62,667	—	—	—	—	62,703
Issuance of common stock for employee stock purchase plan	45	1	552	—	—	—	—	553
Common stock issued to an independent contractor	34	—	669	—	—	—	—	669
Accretion and dividend on Series D preferred stock	—	—	—	(3,502)	—	—	—	(3,502)
Conversion of Series D preferred stock and accelerated accretion	2,083	21	26,906	(18,584)	—	—	—	8,343
Issuance of restricted stock, net of forfeitures	—	—	958	—	1,710	—	(2,668)	—
Repurchase of common stock	—	—	—	—	(662)	—	—	(662)
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	2,422	2,422
Tax benefit from exercise of stock options	—	—	1,210	—	—	—	—	1,210
Comprehensive income:
Net income	—	—	—	2,036	—	—	—	2,036
Foreign currency translation	—	—	—	—	—	2,209	—	2,209

Total comprehensive income	—	—	—	2,036	—	2,209	—	4,245

Balance at January 31, 2004	24,983	250	185,874	29,638	(1,288)	2,214	(5,729)	210,959
Issuance of common stock upon exercise of stock options	397	4	4,081	—	—	—	—	4,085
Offering of common stock, net of costs	232	2	2,638	—	1,523	—	—	4,163
Accretion and dividend on Series D preferred stock	—	—	—	(762)	—	—	—	(762)
Issuance of common stock for employee stock purchase plan	39	1	647	—	—	—	—	648
Conversion of Series D preferred stock and accelerated accretion	2,318	23	30,621	(19,090)	—	—	—	11,554
Issuance of restricted stock, net of forfeitures	201	2	4,775	—	(235)	—	(4,542)	—
Repurchase of restricted stock	—	—	(435)	—	—	—	—	(435)
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	2,409	2,409
Tax benefit from exercise of stock options	—	—	690	—	—	—	—	690
Comprehensive loss:
Net loss	—	—	—	(31,843)	—	—	—	(31,843)
Foreign currency translation	—	—	—	—	—	481	—	481
Unrealized cash flow hedging gain, net of taxes	—	—	—	—	—	111	—	111

Total comprehensive loss	—	—	—	(31,843)	—	592	—	(31,251)

Balance at June 30, 2004	28,170	$282	$228,891	$(22,057)	$—	$2,806	$(7,862)	$202,060

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2004	28,170	$282	$228,891	$(22,057)	$—	$2,806	$(7,862)	$202,060
Issuance of common stock upon exercise of stock options	566	6	5,734	—	—	—	—	5,740
Issuance of common stock for employee stock purchase plan	85	1	1,509	—	—	—	—	1,510
Common stock issued to an independent contractor	—	—	801	—	—	—	—	801
Issuance of restricted stock, net of forfeitures	436	4	10,331	—	—	—	(10,335)	—
Mark to market of performance-based restricted stock	—	—	329	—	—	—	(329)	—
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	6,237	6,237
Tax benefit from exercise of stock options and other stock awards	—	—	2,395	—	—	—	—	2,395
Other	—	—	(71)	—	—	—	—	(71)
Comprehensive income:
Net income	—	—	—	37,604	—	—	—	37,604
Foreign currency translation	—	—	—	—	—	22	—	22
Unrealized cash flow hedging gain, net of taxes	—	—	—	—	—	2,902	—	2,902

Total comprehensive income	—	—	—	37,604	—	2,924	—	40,528

Balance at June 30, 2005	29,257	$293	$249,919	$15,547	$—	$5,730	$(12,289)	$259,200

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
			2004	2003
Operating activities:
Net income (loss)	$37,604	$(31,843)	$2,036	$18,150
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	21,505	8,701	20,857	22,700
Amortization of senior note offering costs and note premium	1,548	1,015	2,999	2,699
Amortization of unearned deferred compensation	6,237	2,409	2,422	2,156
Debt extinguishment charges	—	3,874	34,808	—
Impairment charge related to the Miami Lakes facility	2,156	—	—	—
Deferred income taxes	10,685	(14,416)	(7,085)	9,587
Tax benefit from exercise of stock options	2,395	690	1,210	64
Change in assets and liabilities
(Increase) decrease in accounts receivable	(47,659)	35,074	(18,536)	(39,124)
(Increase) decrease in inventories	(14,705)	(65,256)	7,494	(8,140)
(Increase) decrease in prepaid expenses and other assets	(2,678)	(1,734)	358	4,853
Increase in accounts payable	1,737	21,842	4,536	10,847
Increase (decrease) in other payables and accrued expenses	16,266	(7,323)	(6,716)	3,429
Other	458	376	1,418	1,399

Net cash provided by (used in) operating activities	35,549	(46,591)	45,801	28,620

Investing activities:
Additions to property and equipment	(15,408)	(4,158)	(13,838)	(9,764)
Proceeds from disposals of property and equipment	—	20	13	7
Price adjustment to trademarks acquired in Arden acquisition	—	—	2,460	—
Acquisition of license and trademark	(2,100)	—	—	(3,250)

Net cash used in investing activities	(17,508)	(4,138)	(11,365)	(13,007)

Financing activities:
(Payments on) proceeds from short-term debt	(18,200)	65,900	(2,068)	(5,632)
Payments on long-term debt	(4,764)	(89,441)	(251,814)	(2,371)
Payments for debt financing	—	—	—	(2,192)
Proceeds from the issuance of senior subordinated notes	—	—	219,350	—
Proceeds from the exercise of stock options	5,740	4,085	3,134	601
Proceeds from the issuance of new common stock	—	4,163	62,703	—
Other	(71)	—	—	1
Proceeds from employee stock purchase plan	1,510	648	553	—
Repurchase of common stock	—	(435)	(662)	(160)

Net cash (used in) provided by financing activities	(15,785)	(15,080)	31,196	(9,753)

Effects of exchange rate changes on cash and cash equivalents	(434)	216	792	890
Net increase (decrease) in cash and cash equivalents	1,822	(65,593)	66,424	6,750
Cash and cash equivalents at beginning of year	23,494	89,087	22,663	15,913

Cash and cash equivalents at end of year	$25,316	$23,494	$89,087	$22,663

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$23,899	$4,004	$46,167	$40,251

Income taxes paid during the year	$2,943	$787	$3,529	$1,780

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

On June 2, 2004, the Company’s board of directors (the “Board”) approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect the Company’s business cycle and to enhance business planning relative to its customers’ retail calendars. As a result, the financial periods presented and discussed will be defined as follows: (i) year ended June 30, 2005 represents the twelve months ended June 30, 2005, (ii) five-month transition period ended June 30, 2004 represents the five months ended June 30, 2004, (iii) year ended January 31, 2004 represents the twelve months ended January 31, 2004, and (iv) year ended January 31, 2003 represents the twelve months ended January 31, 2003.

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company’s wholly owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include expected useful lives of brand licenses and trademarks and property, plant and equipment, allowances for sales returns and markdowns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, and income taxes and valuation reserves. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition.    Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical and projected experience and considering current external factors and market conditions. During the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003, one customer accounted for an aggregate of 13%, 10%, 15% and 13%, respectively, of the Company’s net sales.

Foreign Currency Translation.    The financial statements of the Company’s non-U.S. subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” (SFAS No. 52). SFAS No. 52 distinguishes between translation adjustments and foreign currency transactions. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as its functional currency are translated at year-end rates of exchange, while sales and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in unrealized gains of $21,700, $481,000, $2.2 million and $2.4 million during the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries statement of operations. Such gains or losses totaled a gain of $3.6 million, a loss of $559,000, a gain of $3.8

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and a gain of $7.6 million in and were recorded the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003, respectively.

Cash and Cash Equivalents.    Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

Allowances for Doubtful Accounts Receivable.    The Company maintains allowances for doubtful accounts to cover uncollectible accounts receivable and evaluates its accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. If, for example, the financial condition of the Company’s customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required.

Inventories.    Inventories are stated at the lower of cost or market. Cost is principally determined using the weighted average method. See Note 5.

Property and Equipment, and Depreciation.    Property and equipment are stated at cost. Expenditures for major improvements and additions are recorded to the asset accounts, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. See Note 6.

Exclusive Brand Licenses and Trademarks, and Amortization.    Exclusive of intangible assets that have indefinite useful lives that are no longer being amortized, these intangible assets are being amortized using the straight-line method over their estimated useful lives. See Note 7.

Long-Lived and Indefinite-Lived Assets.    Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of the carrying value against the undiscounted future cash flows. If an impairment is identified the asset’s carrying value is adjusted to estimated fair value. During the year ended June 30, 2005, the Company recorded an impairment charge of approximately $2.2 million related to the anticipated sale of the Miami Lakes facility. See Note 6. No such adjustments were recorded for the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003.

Indefinite-lived intangible assets are reviewed annually during the Company’s third quarter of each fiscal year for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The identification and measurement of impairment of goodwill and indefinite-lived intangible assets involves the estimation of the fair value of the applicable reporting unit. The estimates of fair value of the applicable reporting unit are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. See Note 7.

Senior Note Offering Costs and Credit Facility Costs.    Debt issuance costs and transaction fees, which are associated with the issuance of senior notes and the revolving bank credit facility, are being amortized (and charged to interest expense) over the term of the related notes or the term of the credit facility. In the period senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed. See Note 9.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales.    Included in cost of sales are the cost of products sold, the cost of gift with purchase items provided to customers, and warehousing, distribution and supply chain costs. The major components of warehousing, distribution and supply chain costs include salary and related benefit costs for employees in the warehousing, distribution and supply chain areas and facility related costs in these areas.

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

Advertising and Promotional Costs.    Advertising and promotional costs are expensed as incurred. Advertising and promotional costs totaled approximately $269.3 million, $87.9 million, $200.0 million and $183.8 million during the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003, respectively. Advertising and promotional costs includes promotions, direct selling, co-op advertising and media placement.

Income Taxes.    The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities and certain other adjustments. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The Company’s accumulated other comprehensive income shown on the Consolidated Balance Sheet at June 30, 2005 and June 30, 2004 respectively, consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains, net of taxes, related to the Company’s foreign currency contracts.

Fair Value of Financial Instruments.    The Company’s financial instruments include accounts receivable, accounts payable, short-term debt, long-term debt and, prior to June 30, 2004, convertible redeemable preferred stock. See Note 9 for the fair value of the Company’s senior notes. The fair value of all other financial instruments was not materially different than their carrying value as of June 30, 2005, and June 30, 2004.

Hedge Contracts.    Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”), the Company has designated each foreign currency contract entered into as of June 30, 2005, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average shares of outstanding common stock, $.01 par value per share (“Common Stock”). The calculation of diluted earnings per share is similar to basic earnings per share, except that the numerator for periods prior to June 30, 2004 excludes accretion and dividend on convertible preferred stock and the denominator includes dilutive potential Common Stock such as stock options, unvested restricted stock awards, warrants and convertible securities. See Note 2.

Stock-Based Compensation.    At June 30, 2005, the Company had five stock incentive plans, which are more fully described in Note 14. The Company has accounted for those plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) attributable to common shareholders and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-option compensation.

(Amounts in thousands, except per share data)	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
			2004	2003
Net income (loss) attributable to common shareholders, as reported	$37,604	$(51,695)	$(20,050)	$14,497
Add: Restricted stock-based employee compensation costs, net of tax, currently included in net income	4,264	1,667	1,695	1,552
Less: Total stock-based employee compensation cost, net of tax, determined under fair value-based method	7,417	3,094	6,983	6,953

Pro forma net income (loss) attributable to common shareholders	$34,451	$(53,122)	$(25,338)	$9,096

Earnings (loss) per common share
Basic
As reported	$1.35	$(2.08)	$(1.02)	$0.82
Pro forma	$1.24	$(2.13)	$(1.29)	$0.51
Diluted
As reported	$1.25	$(2.08)	$(1.02)	$0.78
Pro forma	$1.15	$(2.13)	$(1.29)	$0.51

Effective July 1, 2005, the Company is adopting SFAS 123R that requires the Company to expense the value of stock options and similar awards. See Note 3.

Reclassifications.    To conform to the year ended June 30, 2005 presentation, certain reclassifications were made to the prior years’ Consolidated Financial Statements and the accompanying footnotes.

2.	Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average shares of Common Stock. The calculation of diluted income (loss) per share is similar to basic income (loss) per share except that the denominator includes potentially dilutive Common Stock such as stock options, unvested restricted stock awards,

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants and convertible securities. Diluted loss per share equals basic loss per share for the five-month transition period ended June 30, 2004 and the year ended January 31, 2004, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect. The following table represents the computation of earnings (loss) share:

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
			2004	2003
(Amounts in thousands, except per share data)
Basic
Net income (loss) attributable to common shareholders	$37,604	$(51,695)	$(20,050)	$14,497

Weighted average shares outstanding	27,792	24,885	19,581	17,757

Net income (loss) per basic share	$1.35	$(2.08)	$(1.02)	$0.82

Diluted
Net income (loss) attributable to common shareholders	$37,604	$(51,695)	$(20,050)	$14,497
Accretion and dividends on Series D convertible preferred stock not converted during the period	—	—	—	3,653

Net income (loss), as adjusted	$37,604	$(51,695)	$(20,050)	$18,150

Weighted average basic shares outstanding	27,792	24,885	19,581	17,757
Potential common shares – treasury method	2,233	—	—	1,276
Series D convertible preferred stock	—	—	—	4,167

Weighted average shares and potential diluted shares	30,025	24,885	19,581	23,200

Net income (loss) per diluted share	$1.25	$(2.08)	$(1.02)	$0.78

For the year ended January 31, 2004, the calculation of diluted earnings per share excludes (a) 1.859 million potential common shares under the treasury method; (b) 3.602 million shares of the Company’s Series D Convertible Preferred Stock, $.01 par value (“Series D Convertible Preferred Stock”) assumed to be converted as of the beginning of the year; (c) 18,621 shares of Series D Convertible Preferred Stock that were issued as a dividend and are convertible into 186,210 shares of Common Stock in the denominator and an add-back of $3.502 million to net income attributable to common shareholders related to non-accelerated accretion and dividends on the Series D Convertible Preferred Stock; and (d) $18.584 million for the accelerated accretion charge associated with the conversion of certain Series D Convertible Preferred Stock, as such deductions and add-backs would have had an anti-dilutive effect on the calculation of diluted earnings per share.

The following table shows the options to purchase shares of Common Stock that were outstanding during the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003 but were not included in the computation of earnings (loss) per diluted share because the option exercise price was greater than the average market price of the common shares:

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
			2004	2003
Number of shares	—	363,500	229,000	1,959,000

Range of exercise price	$—	$21.60	$16.38 – 20.64	$12.50 – 20.64

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Recently Adopted Accounting Standards

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation— Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected not to make a change to the fair market value-based method of accounting for stock-based compensation. However, the Company did adopt the disclosure provisions of SFAS No. 148. See Note 1, Stock-Based Compensation.

Accounting for Share-Based Payments

In December 2004, the FASB issued a final standard on accounting for share-based payments (“SBP”), SFAS 123R, which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R will be effective for the Company beginning in the three-month period ending September 30, 2005 and will apply to all outstanding and unvested SBP awards at its adoption date. The Company is planning on adopting the modified prospective approach as its implementation method under this pronouncement. For the year ending June 30, 2006, the Company is estimating it will record costs related to this pronouncement of approximately $5.7 million ($4.0 million, net of taxes) or $0.13 per diluted share.

American Jobs Creation Act of 2004

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a number of provisions that might affect the Company’s future effective tax rate. A significant provision of the Act allows the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before either the year ended June 30, 2005 or the year ending June 30, 2006, if those dividends are reinvested in the U.S. for eligible purposes under the Act. Another significant provision replaces the extraterritorial income exclusion with a domestic manufacturing deduction. The Company accrued a net provision for $146,000 of estimated deferred taxes in the fourth quarter of the year ended June 30, 2005 in anticipation of repatriating approximately $3.2 million of undistributed international earnings in the year ending June 30, 2006 pursuant to the Act.

Inventory Costs—An Amendment of ARB No. 43, Chapter 4

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company in the quarter ended September 30, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on results of operations, financial position or cash flows.

4.	Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from accounts receivable and estimated sales returns in the normal course of business.

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
			2004	2003
(Amounts in thousands)
Allowance for Bad Debt:
Beginning balance	$3,022	$3,842	$3,093	$2,393
Provision	3,646	1,756	3,962	3,977
Write-offs, net of recoveries	(1,950)	(2,576)	(3,213)	(3,277)

Ending balance	$4,718	$3,022	$3,842	$3,093

Allowance for Sales Returns:
Beginning balance	$6,249	$8,550	$13,093	$16,575
Provision	33,946	15,838	35,353	48,756
Actual returns	(33,016)	(18,139)	(39,896)	(52,238)

Ending balance	$7,179	$6,249	$8,550	$13,093

5.    Inventories

The components of inventory were as follows:

	June 30,
	2005	2004
(Amounts in thousands)
Raw materials	$51,999	$49,373
Work in progress	43,037	35,938
Finished goods	178,307	173,327

Totals	$273,343	$258,638

6.    Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated Life
	2005	2004
(Amounts in thousands)
Land	$75	$2,952	—
Building and building improvements	983	11,912	40
Leasehold improvements	3,204	3,009	2—15
Machinery, equipment, furniture and fixtures and vehicles	7,916	11,103	3—14
Computer equipment and software	10,624	14,470	3—5
Counters and trade fixtures	28,084	24,069	3
Tools and molds	8,832	9,144	1—3

	59,718	76,659
Less accumulated depreciation	(35,355)	(40,741)

	24,363	35,918
Projects in progress	4,821	1,280

Property and equipment, net	$29,184	$37,198

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 29, 2005, the Company entered into an agreement to sell its corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida (the “Miami Lakes Facility”). The agreement provided for a purchase price that depended on the assets the buyer acquired as part of the Miami Lakes Facility and a 75-day inspection period during which the buyer could terminate the agreement for any reason. By the end of the inspection period, the buyer elected to proceed with its purchase of the Miami Lakes Facility and declined its option to purchase certain equipment, furniture and related assets at the contractually stipulated prices. As a result of this decision and the likelihood that the transaction would be consummated, the Company determined that the carrying value of the Miami Lakes Facility, and office and distribution equipment, furniture and related assets at the Miami Lakes Facility were impaired. Based on this analysis, on June 13, 2005, the Company recorded in the fourth quarter ended June 30, 2005, a non-cash charge of approximately $2.2 million (before taxes) related to the impairment of assets that were part of, or used in, the Miami Lakes Facility. Also, the Company reclassified these assets on the balance sheet at June 30, 2005 from property and equipment to assets held for sale. The sale of the Miami Lakes Facility closed on August 1, 2005.

Depreciation expense for the year ended June 30, 2005, five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003 was $12.8 million, $5.1 million, $11.8 million and $11.8 million, respectively.

7.    Exclusive Brand Licenses, Trademarks and Intangibles, Net

The following summarizes the cost basis amortization and weighted average estimated life associated with the Company’s intangible assets:

	June 30, 2005	Weighted Average Estimated Life	June 30, 2004	Weighted Average Estimated Life
(Amounts in thousands)
Arden brand trademarks	$129,094	Indefinite	$129,094	Indefinite
Exclusive brand licenses and related trademarks	65,537	18	64,156	19
Exclusive brand trademarks	40,847	8	39,812	8
Other intangibles	15,328	10	15,328	10

Exclusive brand licenses, trademarks and intangibles, gross	250,806		248,390
Accumulated amortization:
Arden brand trademarks	(6,679)		(6,679)
Exclusive brand licenses and related trademarks	(20,022)		(17,440)
Exclusive brand trademarks	(26,234)		(23,613)
Other intangibles	(11,344)		(8,816)

Exclusive brand licenses, trademarks and intangibles, net	$186,527		$191,842

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. In April 2005, the Company completed its annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

During the year ended January 31, 2004, an adjustment to the purchase price for the Elizabeth Arden business of approximately $2.5 million was recorded after the Company reached a final

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement of the purchase price with the seller. The adjustment reduced the values ascribed to the Elizabeth Arden trademarks and exclusive brand licenses acquired by approximately $1.8 million and $0.7 million, respectively, with a corresponding decrease in accrued liabilities.

Amortization expense for the year ended June 30, 2005, five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003 was $8.7 million, $3.6 million, $9.0 million and $10.9 million, respectively. Amortization expense for fiscal years 2006, 2007, 2008, 2009 and 2010 is expected to be $8.8 million, $7.9 million, $6.1 million, $5.6 million and $5.3 million, respectively.

8.    Short-Term Debt

The Company has a revolving credit facility with a syndicate of banks, for which JP Morgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit (the “Credit Facility”). The Company entered into an amendment to the Credit Facility effective September 30, 2004 that extended the maturity of the Credit Facility to June 2009 from January 2006, reduced the interest rates and commitment fees based on the Company’s debt service coverage ratio and enhanced the inventory component of the borrowing base. The Credit Facility is guaranteed by all of the Company’s U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% from November 16 through May 15) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company’s U.S. accounts receivable and inventory. The Company’s obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company’s remaining 11 3/4% Senior Secured Notes due 2011 (the “11 3/4% Senior Notes”) and rank senior to the Company’s 7 3/4% Senior Subordinated Notes due 2014 (the “7 3/4% Senior Subordinated Notes”).

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($40 million from November 16 through May 15). The financial maintenance covenant was not applicable for any fiscal quarter during the year ended June 30, 2005. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness) and limits the payment of dividends on the Company’s Common Stock to $5 million over the term of the Credit Facility, as well as repurchases of Common Stock and other distributions to common shareholders.

Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the “applicable margin,” which is determined by reference to a specific financial ratio. At the Company’s option, the applicable margin may be applied to either the London InterBank Offered Rate (“LIBOR”) or the prime rate. The applicable margin is determined by reference to a debt service coverage ratio. The applicable margin charged on LIBOR loans and prime rate loans range from 1.50% to 2.25% for LIBOR loans, to a range of 0% to .50% for prime rate borrowings. As of June 30, 2005, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility ranges from 0.25% to 0.375% per year. At June 30, 2005, the commitment fee was 0.25%.

As of June 30, 2005, the Company had $47.7 million in outstanding borrowings and approximately $4.1 million in outstanding letters of credit under the Credit Facility, compared with $65.9 million in outstanding borrowings under the Credit Facility at June 30, 2004. As of June 30, 2005, the Company had approximately $161 million of eligible receivables and inventories available as collateral under the Credit Facility. Therefore, the Company had availability of approximately

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$109 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings during the third and fourth quarters (January through June) of its fiscal year.

9.    Long-Term Debt

The Company’s long-term debt consisted of the following:

	June 30,
(Amounts in thousands)	2005	2004
11 3/4% Senior Secured Notes due May 2011	$8,802	$8,802
7 3/4% Senior Subordinated Notes due January 2014	225,000	225,000
8.84% Miami Lakes Facility Mortgage Note due July 2004	—	4,764

Total	233,802	238,566
Less: Current portion of long-term debt	—	4,764

Total long-term debt	$233,802	$233,802

Senior Subordinated Notes.    On January 13, 2004, the Company completed the sale of $225 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. The 7 3/4% Senior Subordinated Notes are guaranteed by the Company’s subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. The net proceeds of approximately $219.4 million were used to redeem $95.2 million principal amount of its outstanding 11 3/4% Senior Notes and $104.3 million principal amount of its 10 3/8% Senior Notes due 2007 (the “10 3/8% Senior Notes”), of which $20.0 million principal amount were redeemed in January 2004 and $84.3 million principal amount were redeemed in February 2004.

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

On December 24, 2003, the Company commenced a tender offer and consent solicitation for the remaining $104 million aggregate principal amount of 11 3/4% Senior Notes which were outstanding. The Company received tenders from holders representing $95.2 million aggregate principal amount of its 11 3/4% Senior Notes and the requisite consents to eliminate substantially all of the restrictive covenants and related events of default and to release all of the collateral securing the 11 3/4% Senior Notes. On January 13, 2004, the Company repurchased $95.2 million aggregate principal amount of 11 3/4% Senior Notes. The tender offer expired in January 2004. At June 30, 2005, $8.8 million principal amount of 11 3/4% Senior Notes remained outstanding.

The indentures pursuant to which the 11 3/4% Senior Notes and the 7 3/4% Senior Subordinated Notes were issued (the “Indentures”) provide that such notes will be senior and senior subordinated obligations, respectively, of the Company. The 11 3/4% Senior Notes rank senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu in right of payment with all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility. The 7 3/4% Senior Subordinated Notes rank junior to all existing and

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future senior indebtedness of the Company, including indebtedness under the Credit Facility and the 11 3/4% Senior Notes, and pari passu in right of payment to all senior subordinated indebtedness of the Company. The Indentures generally permit the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. The Indentures generally limit the ability of the Company to create liens, merge or transfer or sell assets. The Indentures also provide that the holders of the 11 3/4% Senior Notes and the 7 3/4% Senior Subordinated Notes have the option to require the Company to repurchase their notes in the event of a change of control in the Company (as defined in the Indentures).

In April 1998, the Company issued $40 million principal amount of 10 3/8% Series C Senior Notes due 2007 (the “10 3/8% Series C Senior Notes”) which were exchanged for an equivalent principal amount of 10 3/8% Series D Senior Notes (the “10 3/8% Series D Senior Notes”) containing identical terms to the 10 3/8% Series C Senior Notes but without restrictions on transferability. The 10 3/8% Series C Senior Notes were sold at 106.5% of their principal amount and had substantially similar terms to the Company’s existing 10 3/8% Series B Senior Notes. The 10 3/8% Series C Senior Notes were recorded net of a premium of $2.6 million. The premium was being amortized over the life of the notes using the effective interest method. For the years ended January 31, 2004 and 2003, the Company amortized approximately $0.3 million per year. During the year ended January 31, 2004, the Company redeemed the remaining $37.6 million 10 3/8% Series D Senior Notes on March 3, 2003, October 24, 2003 and December 17, 2003 and wrote-off the remaining unamortized premiums.

In May 1997, the Company issued $115 million principal amount of 10 3/8% Series A Senior Notes due 2007 (“10 3/8% Series A Senior Notes”), which were exchanged for an equivalent principal amount of 10 3/8% Series B Senior Notes due 2007 (the “10 3/8% Series B Senior Notes”) containing identical terms to the 10 3/8% Series A Senior Notes but without restrictions on transferability. During the year ended January 31, 2004, the Company redeemed $27.7 million of its 10 3/8% Series B Senior Notes on March 3, 2003, December 17, 2003, and January 23, 2004. During the five-month transition period ended June 30, 2004, the Company redeemed the remaining $84.3 million aggregate principal amount of 10 3/8% Series B Senior Notes.

The following table lists all redemptions of 11 3/8% Senior Notes (and associated warrants) and 10 3/8% Senior Notes during the year ended January 31, 2004 and five-month transition period ended June 30, 2004 and the related financial statement effect. (Amounts in thousands)

Redemption Date	Debt Instrument	Redemption Price	Principal Repurchased	Call Premium (Discount)	Write Off of Offering Costs	Excess of Carrying Value Over Principal Repurchased	Total (Gain) Loss (1)
03/03/03	10 3/8%	97%	$2,750	$(82)	$41	$—	$(41)
03/03/03	10 3/8%	97.25-97.5%	2,500	(68)	37	(51)	(82)
10/24/03	10 3/8%	103.458%	20,000	692	252	(654)	290
11/21/03	11 3/4%	111.75%	56,000	6,580	2,101	—	8,681
12/17/03	10 3/8%	103.458%	15,075	521	179	(453)	247
12/17/03	10 3/8%	103.458%	4,925	170	58	—	228
01/13/04	11 3/4%	120.0%	95,198	19,040	3,513	—	22,553
01/13/04	Warrants (2)	—%	—	—	2,007	—	2,007
01/23/04	10 3/8%	103.458%	20,000	692	233	—	925

			$216,448	$27,545	$8,421	$(1,158)	$34,808

02/12/04	10 3/8%	103.458%	$84,285	$2,914	$960	$—	$3,874

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Loss refers to debt extinguishment charges in the Company’s Consolidated Statements of Operations.
(2)	The warrants were issued to the underwriters of the 11 3/4% Senior Notes and were written off in a proportionate amount to the 11 3/4% Senior Notes redeemed. See Note 13.

In January 2003, the Company repurchased $5.5 million of 10 3/8% Series D Senior Notes in the open market, $2.4 million of which were 10 3/8% Series D Senior Notes and $3 million which were 10 3/8% Series B Senior Notes. The repurchases were settled in February 2003.

At June 30, 2005 and June 30, 2004 the estimated fair value of the Company’s subordinated debentures and senior and senior subordinated notes using available market information and interest rates was as follows:

	June 30,
(Amounts in thousands)	2005	2004
11 3/4% Senior Secured Notes(1)	$9,319	$9,319
7 3/4% Senior Subordinated Notes	$234,000	$227,250

(1)	Since these notes are not readily tradable, the Company used the call price to calculate the fair value.

The scheduled maturities and redemptions of long-term debt at June 30, 2005 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2006 - 2010	$—
After 2010	233,802

Total	$233,802

10.    Commitments and Contingencies

Consolidation of Distribution Facilities.    In November 2003, the Company announced that it would consolidate its U.S. distribution operations into a single distribution facility in Roanoke, Virginia by March 2004. The Roanoke facility was expanded during the year ended January 31, 2004 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. The Company ceased conducting distribution activities from the Miami Lakes Facility at the end of January 2004. In connection with the consolidation, the U.S. workforce was reduced by approximately 10%. The Company incurred and expensed approximately $2.3 million of restructuring costs in the fourth quarter ended January 31, 2004 and $1.3 million for the five-month transition period ended June 30, 2004 related to costs associated with the consolidation, including severance pay, outplacement services, and employee benefit costs for severed employees.

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miami, Florida, Stamford, Connecticut and New York, New York in the United States and Australia, Austria, Canada, Denmark, Italy, New Zealand, Puerto Rico, Singapore, South Africa, South Korea, Spain, Switzerland and the United Kingdom internationally. The Company also has leased distribution facilities in Roanoke, Virginia and Puerto Rico. The Company’s rent expense for operating leases for the year ended June 30, 2005, the five-month transition period ended June 30, 2004, and the years ended January 31, 2004 and 2003 was $13.1 million, $4.9 million, $10.9 million and $8.0 million, respectively. The Company also leases distribution equipment, office and

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

computer equipment, and vehicles. In accordance with SFAS No. 13, “Accounting for Leases,” the Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2005, all of the Company’s leases are classified as operating leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

The Company’s aggregate minimum lease payments under its operating leases, purchase obligations and commitments under other long-term contractual obligations (other than long-term debt) at June 30, 2005, are as follows:

(Amounts in thousands)	Operating Leases	Purchase Obligations		Other Long-term Obligations	Total
2006	$12,096	$158,505	(1)	$—	$170,601
2007	10,637	41,860		1,622	54,119
2008	9,555	18,601		1,623	29,779
2009	8,395	7,163		—	15,558
2010	7,542	4,087		—	11,629
and thereafter	18,500	1,500		—	20,000

Total	$66,725	$231,716		$3,245	$301,686

(1)	Includes purchase commitments for inventory of $98.1 million

Purchase obligations and commitments under long-term contractual obligations consist of purchase commitments for finished goods, raw materials, components, advertising, insurance, promotional items, minimum royalty guarantees and services pursuant to legally binding obligations but does not include obligations subject to variable price provisions.

The Company has agreements to incur promotional and advertising expenses, which are sometimes fixed commitments and sometimes based on net sales for licensed brands. At June 30, 2005, the Company had commitments to incur promotional and advertising expenses and minimum royalty guarantees in an aggregate amount of $33.8 million during the years ended June 30, 2006 through 2010, which are not included in the above table.

In February 2004, the Company entered into an interest rate swap agreement to swap $50.0 million of the outstanding 7 3/4% Senior Subordinated Notes to a floating interest rate based on LIBOR. In the short term, this will provide the Company with a lower level of interest expense related to a portion of the 7 3/4% Senior Subordinated Notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. The swap agreement matures in February 2014. The Company can terminate the swap agreement at its option at any time and the counter party can call the swap agreement any time after January 2009. The Company has designated the swap agreement as a fair value hedge. All gains or losses associated with the swap agreement are recognized within interest expense in the consolidated statement of operations.

As of June 30, 2005, the Company had notional amounts of 26.9 million Euros and 4.1 million British pounds under foreign currency contracts that expire between July 29, 2005 and June 29, 2007 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each foreign currency option contract as a cash flow hedge. Gains or losses are recognized once the contracts are settled. At June 30, 2005, the unrealized gain, net of taxes,

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with these contracts of approximately $3.0 million is included in accumulated other comprehensive income. The unrealized gain, net of taxes, incurred during the year ended June 30, 2005 was approximately $2.9 million. The unrealized gain, net of taxes, incurred during the five-month transition period ended June 30, 2004 was approximately $0.1 million. The Company did not engage in foreign currency contracts during the years ended January 31, 2004 and 2003.

The Company is a party to a number of legal actions, proceedings or claims, including tax matters. While any action, proceeding or claim contains an element of uncertainty, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

11.    Income Taxes

Income (loss) before income taxes consisted of the following for the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003.

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
(Amounts in thousands)			2004	2003
Domestic	$28,847	$(33,102)	$(25,831)	$7,001
Foreign	26,160	(12,929)	23,755	18,208

Total income (loss) before income taxes	$55,007	$(46,031)	$(2,076)	$25,209

The components of the provision for (benefit from) income taxes for the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the years ended January 31, 2004 and 2003 are as follows:

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
(Amounts in thousands)			2004	2003
Current income taxes
Federal	$934	$(354)	$(17)	$(4,361)
State	29	(25)	(3)	144
Foreign	5,755	607	2,993	1,689

Total current	$6,718	$228	$2,973	$(2,528)

Deferred income taxes
Federal	$9,220	$(10,124)	$(8,031)	$7,287
State	213	(2,433)	(1,161)	1,433
Foreign	1,252	(1,859)	2,107	867

Total deferred	10,685	(14,416)	(7,085)	9,587

Total	$17,403	$(14,188)	$(4,112)	$7,059

As of June 30, 2005, the Company had approximately $47.6 million of undistributed earnings of foreign subsidiaries. The Company accrued a net provision for $146,000 of estimated deferred taxes in the fourth quarter of the year ended June 30, 2005 in anticipation of repatriating approximately $3.2 million of undistributed international earnings in the year ending June 30, 2006 pursuant to the American Jobs Creation Act. Taxes were not provided on the balance of approximately $44.4 million of undistributed earnings of foreign subsidiaries since these earnings

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are expected to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The total income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax to income (loss) before income taxes as follows:

	Year Ended June 30, 2005		Five Months Ended June 30, 2004		January 31,
					2004		2003
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) at statutory rates	$19,253	35.0%	$(16,111)	35.0%	$(727)	35.0%	$8,823	35.0%
State taxes, net of federal benefits	174	0.3	(1,602)	3.4	(757)	36.4	1,025	4.1
Tax on foreign earnings at different rates from statutory rates	(2,135)	(3.9)	$3,269	(7.1)	(3,057)	147.3	(1,588)	(6.3)
Change in U.S. and foreign valuation allowance	(275)	(0.5)	192	(0.4)	306	(14.7)	(830)	(3.3)
Other	386	0.7	64	(0.1)	123	(5.9)	(371)	(1.5)

Total	$17,403	31.6%	$(14,188)	30.8%	$(4,112)	198.1%	$7,059	28.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	June 30,
(Amounts in thousands)	2005	2004
Deferred tax assets
Accrued expenses	$6,127	$3,818
Net operating loss carryforwards and alternative minimum tax credit	25,039	34,907
Inventory	4,682	4,074
Other	613	472

Gross deferred tax assets	$36,461	$43,271

Deferred tax liabilities
Accounts receivable	$(278)	$(997)
Property and equipment	(1,324)	(2,902)
Intangible assets	(16,172)	(13,621)
Other	(4,121)	(2,514)

Gross deferred tax liabilities	(21,895)	(20,034)

Valuation allowances	(635)	(910)

Total net deferred tax assets	$13,931	$22,327

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	June 30,
(Amounts in thousands)	2005	2004
Current net deferred tax assets	$18,097	$16,723
Non-current net deferred tax assets (liabilities)	(4,166)	5,604

Total net deferred tax assets	$13,931	$22,327

At June 30, 2005, the Company had United States federal net operating loss carryforwards of approximately $51 million that will begin to expire on June 30, 2022. The Company generated state and local net operating loss carryforwards of approximately $60 million that will begin to expire on June 30, 2009. The Company believes that it will generate sufficient taxable income to realize the net operating loss carryforwards before they expire. In addition, the Company had acquired United States federal net operating losses of which approximately $2 million are remaining and will begin to expire on June 30, 2007. Due to certain limitations in the Internal Revenue Code the Company believes that it is more likely than not that it will not be able to utilize a portion of these acquired net operating losses, therefore, the Company has recorded a valuation allowance of approximately $154,000 related to these federal net operating loss carryforwards.

At June 30, 2005, the Company had foreign net operating loss carryforwards of approximately $22 million that will begin to expire on June 30, 2009. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. However, due to the Company’s limited operating history in certain foreign jurisdictions and the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in these jurisdictions, as of June 30, 2005, the Company has recorded a valuation allowance of approximately $481,000 related to these foreign net operating loss carryforwards.

12.    Supplemental Schedule of Non-Cash Financing and Investing Activities

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
			2004	2003
(Amounts in thousands)
Accretion and dividend on Series D Convertible Preferred Stock	$—	$762	$3,502	$3,653

Conversion of Series D Convertible Preferred Stock (See Note 13)
Accelerated accretion on converted Series D Convertible Preferred Stock	—	19,090	18,584	—

Conversion to common stock	—	7,070	6,416	—
Accreted dividends not paid on Convertible Preferred Stock	—	4,484	1,927	—

Conversion of Series D Convertible Preferred Stock	—	11,554	8,343	—

Issuance of restricted stock and PARS, net of forfeitures from prior grants (See Note 13)	10,335	4,542	2,668	7,166

Repurchase of 10 3/8% senior notes, with settlement in February 2003	—	—	—	5,507

Impairment charge related to the sale of the Miami Lakes Facility (See Note 6)	2,156	—	—	—

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Convertible Preferred Stock and Shareholders’ Equity

Equity Offerings.    On October 22, 2003, the Company completed a public offering of 5,750,000 shares of Common Stock at $18.25 per share. The Company sold 3,666,667 shares of Common Stock in the offering, and an affiliate of Unilever sold 2,083,333 shares. The gross proceeds, before the offering discount of $3.8 million and approximately $0.4 million of offering expenses, was approximately $66.9 million, resulting in net proceeds to the Company of approximately $62.7 million. The Company used the net proceeds on November 21, 2003 to redeem $56 million aggregate principal amount of the 11 3/4% Senior Notes. See Note 9. The Company did not receive any proceeds from the sale of the shares by the affiliate of Unilever.

On June 15, 2004, the Company completed a public offering of 2,549,723 shares of its Common Stock, which were sold at $19.50 per share. Conopco, Inc. and Unilever United States Foundation, Inc., affiliates of Unilever, N.V. (the “Selling Shareholders”), sold 2,317,930 shares and the Company sold 231,793 shares pursuant to an over-allotment option granted by the Company and exercised by the underwriter in the offering. The shares sold by the Selling Shareholders represented the remaining shares of Common Stock underlying the Company’s outstanding Series D Convertible Preferred Stock. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders. The Company used the net proceeds it received from the exercise of the over-allotment option to reduce borrowings under the Credit Facility.

Convertible Preferred Stock.    In connection with the January 2001 acquisition of the Elizabeth Arden business, the Company issued 416,667 shares of the Series D Convertible Preferred Stock to an affiliate of Unilever. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and were payable quarterly in additional shares of Series D Convertible Preferred Stock. Since January 23, 2004, each share of Series D Convertible Preferred Stock was fully convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions.

Upon issuance, the Series D Convertible Preferred Stock was recorded at its fair market value of $35 million, with an allocation of $26.5 million made for the beneficial conversion feature and reclassified to additional paid-in capital. The accretion of the beneficial conversion feature was based on the effective yield method over the period from issue date to the mandatory redemption date (12 years). The recorded dividend was based on the straight-line method, which approximates the effective yield method, with the total amount of the dividend of $25 million to be paid over 10 years amortized over the period from issue date to the mandatory redemption date (12 years) or $2.1 million annually. The difference between the liquidation value of $50 million and the $8.5 million balance recorded in Series D Convertible Preferred Stock on the Company’s consolidated balance sheet upon their issuance was being accreted over the life of the Series D Convertible Preferred Stock.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the accretion and dividends on the Series D Convertible Preferred Stock for the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and years ended January 31, 2004 and 2003:

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
			2004	2003
(Amounts in thousands)
Aggregate accretion (excluding the accelerated accretion on the converted preferred stock)	$—	$400	$1,618	$1,570
Dividends	—	362	1,884	2,083

Total	$—	$762	$3,502	$3,653

Conversion of Preferred Stock.    In connection with the public offering on October 22, 2003, the affiliate of Unilever converted 208,340 shares (representing $25 million of aggregate liquidation preference) of the Company’s Series D Convertible Preferred Stock into 2,083,340 shares of Common Stock. As a result of the conversion of the Series D Convertible Preferred Stock and sale of the Common Stock by the Unilever affiliate, the Company’s shareholders’ equity increased by approximately $8.3 million and the balance recorded in the Convertible, redeemable preferred stock Series D account on the Company’s consolidated balance sheet was reduced by the same amount. In addition, the accretion of the Series D Convertible Preferred Stock converted was accelerated in the amount of $18.6 million, resulting in a non-cash charge in this amount to net loss attributable to common shareholders on the Company’s consolidated statement of operations for the year ended January 31, 2004.

During the five-month transition period ended June 30, 2004, the affiliate of Unilever converted the remaining 231,793 shares of Series D Convertible Preferred Stock, (representing approximately $28.8 million of aggregate liquidation preference) into 2,317,930 shares of Common Stock, which were sold in a public offering on June 15, 2004. The accretion of the Series D Convertible Preferred Stock converted was accelerated, resulting in a non-cash charge in the amount of $19.1 million to net loss attributable to common shareholders on the Company’s consolidated statement of operations for the five months ended June 30, 2004. This non-cash charge represents the last charge associated with the Series D Convertible Preferred Stock.

Warrants.    In conjunction with the issuance of the 11 3/4% Senior Notes related to the cash financing for the Arden acquisition, the Company issued warrants for 209,853 shares of Common Stock. The warrants were exercisable into Common Stock at an exercise price of $.01 per common share and were recorded at fair market value of approximately $3 million. The fair market value of the warrants was being amortized over the life of the 11 3/4% Senior Secured Notes. During the year ended January 31, 2004, $151.2 million, or 94.5%, of the 11 3/4% Senior Secured Notes were redeemed. As such, 94.5% of the remaining balance of the cost of the warrants was written off and included in debt extinguishment charges during the year ended January 31, 2004.

14.    Stock Plans

At June 30, 2005, the Company had five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Non-Employee Director Plan (the “2004 Director Plan”) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan (the “2004 Incentive Plan”). All five plans were adopted by the Board and approved by the Company’s shareholders. The shareholders of the Company approved the 2004 Incentive

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan on June 22, 2004, as there remained virtually no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan.

The 2004 Incentive Plan authorizes the Company to grant stock-based incentives for 2,000,000 shares of Common Stock under such plan to eligible employees and others that provide services to the Company. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants will represent the closing price of the Common Stock on the date of grant. The 2004 Incentive Plan also permits stock appreciation rights, stock awards, performance awards and stock units to be granted. At June 30, 2005, 1,546,730 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

The 2004 Director Plan authorizes the Company to grant non-qualified stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholder meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. At June 30, 2005, 315,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

Stock Options Granted.    On August 10, 2005, the Company granted stock options to 127 managerial employees for approximately 417,700 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest over three years in thirds on each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $23.40 per share, which was the closing price of the Common Stock on the date of grant. The options expire ten years from the date of grant.

On June 22, 2004, the Company granted stock options for an aggregate of 35,000 shares of Common Stock to non-employee directors under the 2004 Non-Employee Director Plan which are exercisable three years from the date of grant if such persons continue to serve as a director on that date. The exercise price of those stock options is $20.55 per share, which was the closing price of the Common Stock on the date of grant. The options expire ten years from the date of grant.

On March 10, 2004, the Company authorized the grant of stock options to 117 managerial employees for approximately 364,000 shares of Common Stock under the 2000 Stock Incentive Plan. The stock options are due to vest over three years in thirds each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $21.60 per share, which was the closing price of the Common Stock on the date of grant. The options expire ten years from the date of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 25, 2003, the Company issued to 127 employees under its 2000 Stock Incentive Plan options to purchase an aggregate of 420,427 shares of Common Stock of the Company. Also, on that same date, the Company issued to its 5 directors under its 1995 Non-Employee Director Plan options to purchase an aggregate of 25,000 shares of Common Stock. The exercise price of those options is $13.04 per share, which was the closing price of the Common Stock on the date of grant. On November 24, 2003, the Company issued to one employee under its 2000 Stock Incentive Plan options to purchase an aggregate of 7,000 shares of Common Stock at an exercise price of $20.15 per share, which was the closing price of the Common Stock on the date of grant. All of these options are due to vest in equal thirds over a three-year period on the anniversary date of the grant and expire ten years from the date of grant.

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30, 2005		Five Months Ended June 30, 2004		Years Ended January 31,
					2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	3,819,151	$13.08	3,842,038	$11.98	3,906,442	$11.59	3,068,507	$11.45
New grants	—	—	398,900	21.51	452,427	13.15	1,007,500	11.78
Exercised	(566,083)	10.14	(397,321)	10.28	(349,582)	8.96	(78,937)	7.56
Canceled/Expired	(31,874)	15.62	(24,466)	12.26	(167,249)	12.37	(90,628)	11.33

Ending outstanding options	3,221,194	$13.65	3,819,151	$13.08	3,842,038	$11.98	3,906,442	$11.59

Exercisable at end of period	2,792,931		2,841,085		2,720,809		1,939,919

Weighted average fair value of options granted during the year		$—		$13.25		$8.10		$7.51

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Outstanding as of June 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable as of June 30, 2005	Weighted Average Exercise Price
$ 6.00 — 8.44	257,500	4.3	$7.86	257,500	$7.86
$ 9.38 —13.31	2,272,244	5.7	$12.52	2,118,535	$12.48
$14.80 —21.60	691,450	7.2	$19.53	416,896	$18.28

	3,221,194	5.9	$13.65	2,792,931	$12.92

The Company has applied APB No. 25 and related interpretations in accounting for its stock options to employees and non-employee members of the Board of Directors of the Company as described in Note 1. Accordingly, no compensation expense has been recognized during the year ended June 30, 2005, five-month transition period ended June 30, 2004, and years ended January 31, 2004 and 2003 related to the stock option grants. See Note 3 for a discussion on the implementation by the Company of SFAS 123R.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of options granted during the five-month transition period ended June 30, 2004 and years ended January 31, 2004 and 2003 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Five Months Ended June 30, 2004	Years Ended January 31,
		2004	2003
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	66.00%	66.00%	65.00%
Risk-free interest rate	3.07%	4.16%	5.17%
Expected life of options in years	4 – 8	4 – 8	4 – 8

There were no stock options granted during the year ended June 30, 2005.

Employee Stock Purchase Plan.    On July 1, 2003, the Company implemented the 2002 Employee Stock Purchase Plan (the “ESPP”) under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period (the “look-back period”). Purchases under this plan occurred on May 31, 2005, December 31, 2004, June 30, 2004 and December 31, 2003 for Common Stock share amounts of 39,151, 46,067, 39,315, and 45,001, respectively. The next purchase is expected to occur on December 1, 2005. Beginning in the three-month period ending September 30, 2005, the Company will expense the discount taken and the fair value of the “look-back” feature realized by employees upon purchases of Common Stock under the ESPP.

Repurchase of Common Stock.    During the five-month transition period ended June 30, 2004, the Company repurchased 20,226 shares of Common Stock at the $21.50 closing price as a result of the vesting of restricted stock of employees that elected to sell shares to the Company to cover personal income tax withholding obligations. The repurchase of these shares was permitted for those purposes under the Company’s 2000 Stock Incentive Plan. There were no repurchases of Common Stock during the year ended June 30, 2005.

Performance-Accelerated and Other Restricted Common Stock

On August 10, 2005, in recognition of corporate performance for the year ended June 30, 2005, the Company’s board of directors granted 195,949 shares of performance-based restricted stock to 118 employees, one third of which vests two years from the date of grant and of which the remaining two thirds vest three years from the date of grant if the Company achieves a 10% cumulative average annualized increase in earnings per share, excluding any one-time or extraordinary events (as determined by the compensation committee of the board of directors), over the relevant measurement periods. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the two and three year vesting periods.

Year Ended June 30, 2005.    On May 13, 2005, the Company authorized the grant of an aggregate of 42,377 shares of restricted stock to 192 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $882,000, which is being amortized over the one-year vesting period.

On March 22, 2002, the Company granted 504,000 shares of performance-accelerated restricted stock (“PARS”) to 108 employees. The PARS provided for a vesting period of six years from the date of grant, unless the Company’s total shareholder return exceeded the median total shareholder return of the companies comprising the Russell 2000 Index (the “Benchmark”) over a

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three, four or five-year period from the date of grant. Because the Company’s stock price rose by approximately 116% compared to an approximate 35% increase for the Benchmark since the PARS grant date, on March 22, 2005, 444,600 shares of the PARS vested. As a result of certain employees no longer being employed by the Company, the remaining 59,400 shares were forfeited. The Company had been incurring the associated expense assuming a March 22, 2005 vesting date. These grants were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $5.7 million and were amortized by the March 22, 2005 vesting date.

Consistent with the terms of the PARS, a new grant of performance-based restricted stock known as market-based restricted stock (“MBRS”), was triggered upon vesting of the PARS. The Board approved the granting of up to 423,800 shares of MBRS. As a result of such approval, the Company issued 410,800 shares of MBRS to 17 managerial employees. The MBRS will only vest if the Company’s total shareholder return surpasses the total shareholder return of the Russell 2000 Index over a three, four, five or six-year period from the date of grant, in which case the MBRS will vest at that time. These grants were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $9.6 million and are currently being amortized based upon a six-year vesting period.

Five-Month Transition Period Ended June 30, 2004.    On March 10, 2004, the Company authorized the grant of performance-based restricted stock to 107 managerial employees for approximately 192,000 shares of Common Stock. The performance-based restricted stock will vest as to one third of the stock granted corresponding to each of the Company’s years ending June 30, 2005, 2006 and 2007, but only if the person receiving the grant is employed by the Company at the time of vesting and the Company achieves a cumulative annualized increase in earnings per share of 10%, excluding any one-time or extraordinary events (as determined by the compensation committee of the board), and after giving effect to any stock splits or other recapitalizations. The restricted stock was recorded as unearned deferred compensation in shareholders’ equity for the five months ended June 30, 2004 in the amount of approximately $4.0 million and is being amortized over the three-year vesting period. In August 2005, one third of the performance-based restricted stock vested.

On February 13, 2004, the Company authorized the grant of an aggregate of 40,578 shares of restricted stock to 189 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $734,000, which is being amortized over the one-year vesting period.

Year Ended January 31, 2004.    On June 25, 2003, the Company granted an aggregate of 175,938 shares of restricted stock to 104 employees that are due to vest in equal thirds over a three-year period on the anniversary date of the grant. These grants were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $2.3 million and are being amortized over the three-year vesting period. In addition, on that same date, the Company granted an aggregate of 6,500 shares of restricted stock to 13 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $0.1 million and are being amortized over the one-year vesting period. Also, on April 21, 2003, the Company granted an aggregate of 76,782 shares of restricted stock to 937 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $0.8 million and are being amortized over the one-year vesting period.

Year Ended January 31, 2003.    In connection with the March 2002 grant of 504,000 shares of PARS, the Company recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $5.7 million and are currently being amortized over the six-year vesting period. Also, the Company granted on March 21, 2002, March 22, 2002 and September 3, 2002, 60,345 shares to 892 employees, 17,000 shares to 34 employees and 79,420 shares to 945

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees, respectively, of restricted stock that vest one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $0.7 million, $0.2 million and $0.7 million, respectively, and are being amortized over the vesting period.

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

Compensation expense for the year ended June 30, 2005, five-month transition period ended June 30, 2004, and years ended January 31, 2004, and 2003 resulting from restricted stock grants to employees and independent contractors of the Company, amounted to approximately $6.7 million, $2.6 million, $3.4 million and $3.0 million, respectively.

At June 30, 2005 and June 30, 2004, the shares of Common Stock outstanding included 619,848 shares and 810,049 shares, respectively, of restricted stock that are subject to vesting requirements and forfeiture provisions. During the period prior to vesting, plan participants are entitled to vote and receive dividends on such shares.

15.	Quarterly Data (Unaudited)

On June 2, 2004, the Company’s Board approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. As a result, the financial periods presented and discussed will be defined as follows: (i) year ended June 30, 2005; (ii) five-month transition period ended June 30, 2004; (iii) year ended January 31, 2004; and (iv) year ended January 31, 2003.

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2005		March 31, 2005	December 31, 2004	September 30, 2004
Net sales	$187,114		$198,317	$322,951	$212,156
Gross profit	84,364		95,886	141,603	89,511
Income from operations	(499)		13,803	52,210	13,019
Net (loss) income	(4,524	)(1)	5,619	31,726	4,783
(Loss) earnings per common share:
Basic	$(0.16)		$0.20	$1.15	$0.17
Diluted	$(0.16)		$0.19	$1.06	$0.16

	Two Months Ended June 30, 2004	Fiscal Quarter Ended May 1, 2004
Net sales	$82,004	$140,780
Gross profit	31,430	56,854
Loss from operations	(17,765)	(14,549)
Debt extinguishment charges(2)	—	3,874
Net loss(3)	(15,247)	(16,596)
Accelerated accretion on converted preferred stock(4)	13,081	6,009
Net loss attributable to common shareholders	(28,470)	(23,225)
Loss per common share:
Basic	$(1.11)	$(0.95)
Diluted	$(1.11)	$(0.95)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Quarter Ended
	January 31, 2004	October 25, 2003	July 26, 2003	April 26, 2003
Net sales	$213,935	$321,313	$144,423	$134,754
Gross profit	94,619	135,037	57,390	48,732
Income (loss) from operations	22,809	65,509	(3,983)	(12,006)
Debt extinguishment charges(2)	34,641	290	—	(123)
Net (loss) income(3)	(11,063)	38,921	(10,147)	(15,675)
Accelerated accretion on converted preferred stock(4)	—	18,584	—	—
Net (loss) income attributable to common shareholders	(11,600)	19,336	(11,134)	(16,651)
(Loss) earnings per common share:
Basic	$(0.48)	$1.07	$(0.62)	$(0.93)
Diluted	$(0.48)	$0.88	$(0.62)	$(0.93)

(1)	Includes impairment charge related to the anticipated sale of the Miami Lakes facility of $1.5 million, net of taxes. See Note 6.
(2)	Relates to the redemption of the 11 3/4% Senior Notes and 10 3/8% Senior Notes. See Note 9.
(3)	Before accretion and dividend on Series D Convertible Preferred Stock.
(4)	Relates to accelerated accretion on Series D Convertible Preferred Stock converted into Common Stock sold by a non-affiliated third party in a public offering. See Note 13.

16.    Condensed Consolidating Financial Information

The following condensed financial statements at June 30, 2005 and for the year then ended, at June 30, 2004 and for the five-month transition period then ended, and for the year ended January 31, 2004 show the consolidated financial statements of the Company, and in separate financial statements (i) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued to finance a portion of the purchase price for the Arden Acquisition in January 2001, plus in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total; (ii) and the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The following condensed financial statements for the year ended January 31, 2003 show the consolidated financial statements of the Company and the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company’s subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Entities included in this footnote follow the Company’s significant accounting policies as described in Note 1, except with respect to accounting for investment in guarantors’ subsidiaries, which the Company has accounted for using the equity method of accounting. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of page intentionally left blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2005
	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$6,409	$18,864	$43	$—	$25,316
Accounts receivable, net	77,064	72,901	—	—	149,965
Inventories	191,693	81,650	—	—	273,343
Intercompany receivable	77,757	111,059	319,783	(508,599)	—
Deferred income taxes	17,797	1,119	—	(819)	18,097
Prepaid expenses and other assets	5,412	13,260	—	—	18,672
Assets held for sale	9,719	—	—	—	9,719

Total current assets	385,851	298,853	319,826	(509,418)	495,112

Property and equipment, net	17,356	11,828	—	—	29,184

Other Assets:
Investment in subsidiaries	9,312	—	—	(9,312)	—
Exclusive brand licenses, trademarks and intangibles, net	20,870	5,502	160,155	—	186,527
Debt financing costs, net	7,905	—	—	—	7,905
Other	262,200	(259,196)	9,136	(10,971)	1,169

Total other assets	300,287	(253,694)	169,291	(20,283)	195,601

Total assets	$703,494	$56,987	$489,117	$(529,701)	$719,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$47,700	$—	$—	$—	$47,700
Accounts payable—trade	98,355	9,757	—	—	108,112
Intercompany payable	18,705	225,617	264,271	(508,593)	—
Other payables and accrued expenses	34,533	29,238	(94)	(5)	63,672

Total current liabilities	199,293	264,612	264,177	(508,598)	219,484

Long-term debt	233,802	—	—	—	233,802
Deferred income taxes and other	11,199	4,268	3,735	(11,791)	7,411

Total liabilities	444,294	268,880	267,912	(520,389)	460,697

Shareholders’ Equity
Common stock	293	—	—	—	293
Additional paid-in capital	249,919	(250,969)	250,279	690	249,919
Retained earnings (accumulated deficit)	15,547	33,225	(29,074)	(4,151)	15,547
Accumulated other comprehensive income	5,730	5,851	—	(5,851)	5,730
Unearned deferred compensation	(12,289)	—	—	—	(12,289)

Total shareholders’ equity	259,200	(211,893)	221,205	(9,312)	259,200

Total liabilities and shareholders’ equity	$703,494	$56,987	$489,117	$(529,701)	$719,897

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2005
	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,409	$18,857	$50	$—	$25,316
Accounts receivable, net	77,064	72,901	—	—	149,965
Inventories	191,693	81,650	—	—	273,343
Intercompany receivable	77,757	361,951	68,891	(508,599)	—
Deferred income taxes	17,797	1,119	—	(819)	18,097
Prepaid expenses and other assets	5,412	13,260	—	—	18,672
Assets held for sale	9,719	—	—	—	9,719

Total current assets	385,851	549,738	68,941	(509,418)	495,112

Property and equipment, net	17,356	11,828	—	—	29,184

Other Assets:
Investment in subsidiaries	9,312	—	—	(9,312)	—
Exclusive brand licenses, trademarks and intangibles, net	20,870	54	165,603	—	186,527
Debt financing costs, net	7,905	—	—	—	7,905
Deferred income taxes and other	262,200	(259,196)	9,136	(10,971)	1,169

Total other assets	300,287	(259,142)	174,739	(20,283)	195,601

Total assets	$703,494	$302,424	$243,680	$(529,701)	$719,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$47,700	$—	$—	$—	$47,700
Accounts payable—trade	98,355	9,757	—	—	108,112
Intercompany payable	18,705	217,542	272,346	(508,593)	—
Other payables and accrued expenses	34,533	29,239	(94)	(6)	63,672

Total current liabilities	199,293	256,538	272,252	(508,599)	219,484

Long-term debt	233,802	—	—	—	233,802
Other	11,199	9,210	(1,208)	(11,790)	7,411

Total liabilities	444,294	265,748	271,044	(520,389)	460,697

Shareholders’ Equity
Common stock	293	—	—	—	293
Additional paid-in capital	249,919	(734)	44	690	249,919
Retained earnings (accumulated deficit)	15,547	31,568	(27,417)	(4,151)	15,547
Accumulated other comprehensive income	5,730	5,842	9	(5,851)	5,730
Unearned deferred compensation	(12,289)	—	—	—	(12,289)

Total shareholders’ equity	259,200	36,676	(27,364)	(9,312)	259,200

Total liabilities and shareholders’ equity	$703,494	$302,424	$243,680	$(529,701)	$719,897

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2004
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7,251	$16,202	$41	$—	$23,494
Accounts receivable, net	54,270	48,036	—	—	102,306
Inventories	187,359	71,279	—	—	258,638
Intercompany receivable	56,500	74,526	398,749	(529,775)	—
Deferred income taxes	16,723	—	—	—	16,723
Prepaid expenses and other assets	5,018	10,859	37	—	15,914

Total current assets	327,121	220,902	398,827	(529,775)	417,075

Property and equipment, net	27,125	10,073	—	—	37,198

Other Assets:
Investment in subsidiaries	19,908	—	—	(19,908)	—
Exclusive brand licenses, trademarks and intangibles, net	24,390	5,553	161,899	—	191,842
Debt financing costs, net	9,027	—	—	—	9,027
Deferred income taxes and other	271,827	(268,417)	5,134	—	8,544

Total other assets	325,152	(262,864)	167,033	(19,908)	209,413

Total assets	$679,398	$(31,889)	$565,860	$(549,683)	$663,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$65,900	$—	$—	$—	$65,900
Accounts payable—trade	93,173	13,202	—	—	106,375
Intercompany payable	51,365	181,060	297,354	(529,779)	—
Other payables and accrued expenses	26,594	21,147	419	4	48,164
Current portion of long-term debt	4,764	—	—	—	4,764

Total current liabilities	241,796	215,409	297,773	(529,775)	225,203

Long-term debt	233,802	—	—	—	233,802
Other	1,740	881	—	—	2,621

Total liabilities	477,338	216,290	297,773	(529,775)	461,626

Shareholders’ Equity
Common stock	282	—	—	—	282
Additional paid-in capital	228,891	(265,164)	265,164	—	228,891
(Accumulated deficit) retained earnings	(22,057)	14,058	2,923	(16,981)	(22,057)
Accumulated other comprehensive income	2,806	2,927	—	(2,927)	2,806
Unearned deferred compensation	(7,862)	—	—	—	(7,862)

Total shareholders’ equity	202,060	(248,179)	268,087	(19,908)	202,060

Total liabilities and shareholders’ equity	$679,398	$(31,889)	$565,860	$(549,683)	$663,686

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2004
	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7,251	$16,213	$30	$—	$23,494
Accounts receivable, net	54,270	48,036	—	—	102,306
Inventories	187,359	71,279	—	—	258,638
Intercompany receivable	56,500	365,781	107,494	(529,775)	—
Deferred income taxes	16,723	—	—	—	16,723
Prepaid expenses and other assets	5,018	10,776	120	—	15,914

Total current assets	327,121	512,085	107,644	(529,775)	417,075

Property and equipment, net	27,125	10,073	—	—	37,198

Other Assets:
Investment in subsidiaries	19,908	—	—	(19,908)	—
Exclusive brand licenses, trademarks and intangibles, net	24,390	98	167,354	—	191,842
Debt financing costs, net	9,027	—	—	—	9,027
Deferred income taxes and other	271,827	(268,419)	5,136	—	8,544

Total other assets	325,152	(268,321)	172,490	(19,908)	209,413

Total assets	$679,398	$253,837	$280,134	$(549,683)	$663,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$65,900	$—	$—	$—	$65,900
Accounts payable—trade	93,173	13,202	—	—	106,375
Intercompany payable	51,365	173,821	304,593	(529,779)	—
Other payables and accrued expenses	26,594	21,147	419	4	48,164
Current portion of long-term debt	4,764	—	—	—	4,764

Total current liabilities	241,796	208,170	305,012	(529,775)	225,203

Long-term debt	233,802	—	—	—	233,802
Other	1,740	881	—	—	2,621

Total liabilities	477,338	209,051	305,012	(529,775)	461,626

Shareholders’ Equity
Common stock	282	—	—	—	282
Additional paid-in capital	228,891	(44)	44	—	228,891
(Accumulated deficit) retained earnings	(22,057)	41,912	(24,931)	(16,981)	(22,057)
Accumulated other comprehensive income	2,806	2,918	9	(2,927)	2,806
Unearned deferred compensation	(7,862)	—	—	—	(7,862)

Total shareholders’ equity	202,060	44,786	(24,878)	(19,908)	202,060

Total liabilities and shareholders’ equity	$679,398	$253,837	$280,134	$(549,683)	$663,686

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	Year Ended June 30, 2005
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$571,374	$349,164	$14,328	$(14,328)	$920,538
Cost of sales	355,466	153,708	—		509,174

Gross profit	215,908	195,456	14,328	(14,328)	411,364

Selling, general and administrative costs	165,327	159,848	(1,677)	(14,328)	309,170
Impairment charges	2,156	—	—	—	2,156
Depreciation and amortization	12,657	6,140	2,708	—	21,505

Income from operations	35,768	29,468	13,297	—	78,533
Other expense (income):
Interest expense (income)	23,473	(2,212)	2,265	—	23,526
Other	(37,467)	5,505	1,151	30,811	—

Income before income taxes	49,762	26,175	9,881	(30,811)	55,007
Provision for income taxes	6,661	7,007	3,735	—	17,403

Net income	$43,101	$19,168	$6,146	$(30,811)	$37,604

Statement of Operations

	Year Ended June 30, 2005
	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$571,374	$349,164	$14,444	$(14,444)	$920,538
Cost of sales	355,466	153,708	—	—	509,174

Gross profit	215,908	195,456	14,444	(14,444)	411,364

Selling, general and administrative costs	165,327	159,931	(1,644)	(14,444)	309,170
Impairment charges	2,156	—	—	—	2,156
Depreciation and amortization	12,657	6,134	2,714	—	21,505

Income from operations	35,768	29,391	13,374	—	78,533
Other expense (income):
Interest expense (income)	23,473	11,371	(11,318)	—	23,526
Other	(37,467)	(21,662)	28,317	30,812	—

Income before income taxes	49,762	39,682	(3,625)	(30,812)	55,007
Provision for income taxes	6,661	11,879	(1,137)	—	17,403

Net income (loss)	$43,101	$27,803	$(2,488)	$(30,812)	$37,604

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	Five Months Ended June 30, 2004
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$130,267	$92,517	$3,930	$(3,930)	$222,784
Cost of sales	91,026	43,474	—	—	134,500

Gross profit	39,241	49,043	3,930	(3,930)	88,284

Selling, general and administrative costs	59,994	55,751	82	(3,930)	111,897
Depreciation and amortization	4,945	2,639	1,117	—	8,701

(Loss) income from operations	(25,698)	(9,347)	2,731	—	(32,314)
Other expense (income):
Interest expense (income)	9,790	1,126	(1,081)	—	9,835
Debt extinguishment charges	3,874	—	—	—	3,874
Other	7,181	2,589	313	(10,075)	8

(Loss) income before income taxes	(46,543)	(13,062)	3,499	10,075	(46,031)
(Benefit from) provision for income taxes	(14,700)	512	—	—	(14,188)

Net (loss) income	$(31,843)	$(13,574)	$3,499	$10,075	$(31,843)

Statement of Operations

	Five Months Ended June 30, 2004
	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$130,267	$92,517	$3,966	$(3,966)	$222,784
Cost of sales	91,026	43,474	—	—	134,500

Gross profit	39,241	49,043	3,966	(3,966)	88,284

Selling, general and administrative costs	59,994	55,789	80	(3,966)	111,897
Depreciation and amortization	4,945	2,637	1,119	—	8,701

(Loss) income from operations	(25,698)	(9,383)	2,767	—	(32,314)
Other expense (income):
Interest expense (income)	9,790	(5,772)	5,817	—	9,835
Debt extinguishment charges	3,874	—	—	—	3,874
Other	7,181	2,589	313	(10,075)	8

Loss before income taxes	(46,543)	(6,200)	(3,363)	10,075	(46,031)
(Benefit from) provision for income taxes	(14,700)	362	150	—	(14,188)

Net loss	$(31,843)	$(6,562)	$(3,513)	$10,075	$(31,843)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	Year Ended January 31, 2004
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$548,425	$266,000	$15,155	$(15,155)	$814,425
Cost of sales	360,892	117,756			478,648

Gross profit	187,533	148,244	15,155	(15,155)	335,777

Selling, general and administrative costs	141,632	116,012	101	(15,155)	242,590
Depreciation and amortization	12,817	5,768	2,272	—	20,857

Income from operations	33,084	26,464	12,782	—	72,330
Other expense (income):
Interest expense	33,705	3,967	1,921	—	39,593
Debt extinguishment charges	34,808	—	—	—	34,808
Other	(29,530)	(1,262)	4,547	26,250	5

(Loss) income before income taxes	(5,899)	23,759	6,314	(26,250)	(2,076)
(Benefit from) provision for income taxes	(7,935)	3,823	—	—	(4,112)

Net income	$2,036	$19,936	$6,314	$(26,250)	$2,036

Statement of Operations

	Year Ended January 31, 2004
	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$548,425	$266,000	$15,399	$(15,399)	$814,425
Cost of sales	360,892	117,756			478,648

Gross profit	187,533	148,244	15,399	(15,399)	335,777

Selling, general and administrative costs	141,632	116,239	118	(15,399)	242,590
Depreciation and amortization	12,817	5,762	2,278	—	20,857

Income from operations	33,084	26,243	13,003	—	72,330
Other expense (income):
Interest expense (income)	33,705	(15,700)	21,588	—	39,593
Debt extinguishment charges	34,808	—	—	—	34,808
Other	(29,530)	(1,260)	4,548	26,247	5

(Loss) income before income taxes	(5,899)	43,203	(13,133)	(26,247)	(2,076)
(Benefit from) provision for income taxes	(7,935)	3,883	(60)	—	(4,112)

Net income (loss)	$2,036	$39,320	$(13,073)	$(26,247)	$2,036

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	Year Ended January 31, 2003
	Company	Non-Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$509,466	$242,575	$14,815	$(14,815)	$752,041
Cost of sales	328,272	116,356	—	—	444,628

Gross profit	181,194	126,219	14,815	(14,815)	307,413

Selling, general and administrative costs	131,354	100,189	(224)	(14,815)	216,504
Depreciation and amortization	15,483	5,095	2,122	—	22,700

Income from operations	34,357	20,935	12,917	—	68,209
Other expense (income):
Interest expense	17,916	3,600	21,559	—	43,075
Other	(5,957)	(1,280)	2,225	4,937	(75)

Income (loss) before income taxes	22,398	18,615	(10,867)	(4,937)	25,209
Provision for (benefit from) income taxes	4,248	2,931	(120)	—	7,059

Net income (loss)	$18,150	$15,684	$(10,747)	$(4,937)	$18,150

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2005
	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$79,042	$2,397	$(45,881)	$(9)	$35,549

Investing activities:
Additions to property and equipment	(7,648)	(7,760)	—	—	(15,408)
Proceeds from disposals of property and equipment	(2,100)	—	—	—	(2,100)

Net cash used in investing activities	(9,748)	(7,760)	—	—	(17,508)

Financing activities:
Payments on short-term debt	(18,200)	—	—	—	(18,200)
Payments on long-term debt	(4,764)	—	—	—	(4,764)
Proceeds from the exercise of stock options	5,740	—	—	—	5,740
Other	(71)	—	—	—	(71)
Proceeds from the issuance of common stock under ESPP	1,510	—	—	—	1,510
Net change in intercompany obligations	(53,917)	8,024	45,884	9	—

Net cash (used in) provided by financing activities	(69,702)	8,024	45,884	9	(15,785)

Effect of exchange rate changes on cash and cash equivalents	(434)	—	—	—	(434)
Net (decrease) increase in cash and cash equivalents	(842)	2,661	3	—	1,822
Cash and cash equivalents at beginning of year	7,251	16,202	41	—	23,494

Cash and cash equivalents at end of year	$6,409	$18,863	$44	$—	$25,316

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2005
	Company	Non-Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$79,042	$(37,148)	$(6,336)	$(9)	$35,549

Investing activities:
Additions to property and equipment	(7,648)	(7,760)	—	—	(15,408)
Proceeds from disposals of property and equipment	(2,100)	—	—	—	(2,100)

Net cash used in investing activities	(9,748)	(7,760)	—	—	(17,508)

Financing activities:
Payments on short-term debt	(18,200)	—	—	—	(18,200)
Payments on long-term debt	(4,764)	—	—	—	(4,764)
Proceeds from the exercise of stock options	5,740	—	—	—	5,740
Other	(71)	—	—	—	(71)
Proceeds from the issuance of common stock under ESPP	1,510	—	—	—	1,510
Net change in intercompany obligations	(53,917)	47,552	6,356	9	—

Net cash (used in) provided by financing activities	(69,702)	47,552	6,356	9	(15,785)

Effect of exchange rate changes on cash and cash equivalents	(434)	—	—	—	(434)
Net (decrease) increase in cash and cash equivalents	(842)	2,644	20	—	1,822
Cash and cash equivalents at beginning of year	7,251	16,213	30	—	23,494

Cash and cash equivalents at end of year	$6,409	$18,857	$50	$—	$25,316

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Five Months Ended June 30, 2004
	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(30,933)	$(17,529)	$1,867	$4	$(46,591)

Investing activities:
Additions to property and equipment	(1,892)	(2,266)	—	—	(4,158)
Proceeds from disposals of property and equipment	20	—	—	—	20

Net cash used in investing activities	(1,872)	(2,266)	—	—	(4,138)

Financing activities:
Proceeds from short-term debt	65,900	—	—	—	65,900
Payments on long-term debt	(89,441)	—	—	—	(89,441)
Proceeds from the exercise of stock options	4,085	—	—	—	4,085
Proceeds from the issuance of common stock	4,163	—	—	—	4,163
Proceeds from the issuance of common stock under ESPP	474	174	—	—	648
Repurchase of common stock	(435)	—	—	—	(435)
Net change in intercompany obligations	(13,596)	15,483	(1,883)	(4)	—

Net cash (used in) provided by financing activities	(28,850)	15,657	(1,883)	(4)	(15,080)

Effect of exchange rate changes on cash and cash equivalents	216	—	—	—	216
Net decrease in cash and cash equivalents	(61,439)	(4,138)	(16)	—	(65,593)
Cash and cash equivalents at beginning of year	68,690	20,340	57	—	89,087

Cash and cash equivalents at end of year	$7,251	$16,202	$41	$—	$23,494

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Five Months Ended June 30, 2004
	Company	Non-Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash used in operating activities	$(30,933)	$(10,655)	$(5,007)	$4	$(46,591)

Investing activities:
Additions to property and equipment	(1,892)	(2,266)	—	—	(4,158)
Proceeds from disposals of property and equipment	20	—	—	—	20

Net cash used in investing activities	(1,872)	(2,266)	—	—	(4,138)

Financing activities:
Proceeds from short-term debt	65,900	—	—	—	65,900
Payments on long-term debt	(89,441)	—	—	—	(89,441)
Proceeds from the exercise of stock options	4,085	—	—	—	4,085
Proceeds from the issuance of common stock	4,163	—	—	—	4,163
Proceeds from the issuance of common stock under ESPP	474	174	—	—	648
Repurchase of common stock	(435)	—	—	—	(435)
Net change in intercompany obligations	(13,597)	8,622	4,979	(4)	—

Net cash (used in) provided by financing activities	(28,851)	8,796	4,979	(4)	(15,080)

Effect of exchange rate changes on cash and cash equivalents	216	—	—	—	216
Net decrease in cash and cash equivalents	(61,440)	(4,125)	(28)	—	(65,593)
Cash and cash equivalents at beginning of year	68,691	20,338	58	—	89,087

Cash and cash equivalents at end of year	$7,251	$16,213	$30	$—	$23,494

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended January 31, 2004
	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$36,060	$11,875	$(2,134)	$—	$45,801

Investing activities:
Additions to property and equipment	(7,502)	(6,336)	—	—	(13,838)
Proceeds from disposals of property and equipment	13	—	—	—	13
Price adjustment to trademarks acquired in Arden acquisition	—	—	2,460	—	2,460

Net cash (used in) provided by investing activities	(7,489)	(6,336)	2,460	—	(11,365)

Financing activities:
Payments on short-term debt	(2,068)	—	—	—	(2,068)
Payments on long-term debt	(251,814)	—	—	—	(251,814)
Proceeds from the issuance of senior notes	219,350	—	—		219,350
Proceeds from the exercise of stock options	3,134	—	—	—	3,134
Proceeds from the issuance of common stock	63,256	—	—	—	63,256
Repurchase of common stock	(662)	—	—	—	(662)
Net change in intercompany obligations	283	(7)	(276)	—	—

Net cash provided by (used in) financing activities	31,479	(7)	(276)		31,196

Effect of exchange rate changes on cash and cash equivalents	792	—	—	—	792
Net increase in cash and cash equivalents	60,842	5,532	50		66,424
Cash and cash equivalents at beginning of year	7,848	14,808	7	—	22,663

Cash and cash equivalents at end of year	$68,690	$20,340	$57	$—	$89,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended January 31, 2004
	Company	Non-Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$36,060	$12,172	$(2,431)	$—	$45,801

Investing activities:
Additions to property and equipment	(7,502)	(6,336)	—	—	(13,838)
Proceeds from disposals of property and equipment	13	—	—	—	13
Price adjustment to trademarks acquired in Arden acquisition	—	—	2,460	—	2,460

Net cash (used in) provided by investing activities	(7,489)	(6,336)	2,460	—	(11,365)

Financing activities:
Payments on short-term debt	(2,068)	—	—	—	(2,068)
Payments on long-term debt	(251,814)	—	—	—	(251,814)
Proceeds from the issuance of senior notes	219,350	—	—	—	219,350
Proceeds from the exercise of stock options	3,134	—	—	—	3,134
Proceeds from the issuance of common stock	63,256	—	—	—	63,256
Repurchase of common stock	(662)	—	—	—	(662)
Net change in intercompany obligations	283	(291)	8	—	—

Net cash provided by (used in) financing activities	31,479	(291)	8	—	31,196

Effect of exchange rate changes on cash and cash equivalents	792	—	—	—	792
Net increase in cash and cash equivalents	60,842	5,545	37	—	66,424
Cash and cash equivalents at beginning of year	7,848	14,793	22	—	22,663

Cash and cash equivalents at end of year	$68,690	$20,338	$59	$—	$89,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended January 31, 2003
	Company	Non-Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$20,549	$8,060	$11	$—	$28,620

Investing activities:
Additions to property and equipment	(4,197)	(5,567)	—	—	(9,764)
Proceeds from disposals of property and equipment	7				7
Acquisition of trademark	(3,250)	—	—	—	(3,250)

Net cash used in investing activities	(7,440)	(5,567)	—	—	(13,007)

Financing activities:
Proceeds from short-term debt	(5,632)	—	—	—	(5,632)
Payments on long-term debt	(2,371)	—	—	—	(2,371)
Payments for debt financing	(2,192)	—	—	—	(2,192)
Proceeds from the exercise of stock options	601	—	—	—	601
Proceeds from the issuance of common stock	—	—	—	—	—
Other	1	—	—	—	1
Repurchase of common stock	(160)	—	—	—	(160)
Net change in intercompany obligations	(15)	6	9	—	—

Net cash (used in) provided by financing activities	(9,768)	6	9	—	(9,753)

Effect of exchange rate changes on cash and cash equivalents	890	—	—	—	890
Net increase in cash and cash equivalents	4,231	2,499	20	—	6,750
Cash and cash equivalents at beginning of year	3,617	12,294	2	—	15,913

Cash and cash equivalents at end of year	$7,848	$14,793	$22	$—	$22,663

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Geographic Information

The Company manages its business on the basis of one reportable operating segment. During the year ended June 30, 2005, the Company sold its products in approximately 90 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 1.

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Years Ended January 31,
(Amounts in thousands)			2004	2003
Net sales:
United States	$571,374	$130,267	$548,430	$509,467
International	349,164	92,517	265,995	242,574

Total	$920,538	$222,784	$814,425	$752,041

Classes of similar products (net sales):
Fragrance	$690,984	$146,469	$622,447	$579,076
Skin care	155,510	52,575	122,374	110,766
Cosmetics	74,044	23,740	69,604	62,199

Total	$920,538	$222,784	$814,425	$752,041

	June 30,
(Amounts in thousands)	2005	2004
Long-lived assets:
United States(1)	$207,235	$228,250
International(2)	17,550	18,361

Total	$224,785	$246,611

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

18.    Transition Period Comparative Data

The following table presents certain Consolidated Statement of Operations data for the five months ended June 30, 2004 and June 28, 2003, respectively.

	Five Months Ended
(Amounts in thousands, except per share data)	June 30, 2004	June 28, 2003
		(Unaudited)
Net sales	$222,784	$205,201
Gross profit	88,284	74,853
Loss from operations	(32,314)	(29,083)
Loss before income taxes	(46,031)	(45,917)
Benefit from income taxes	(14,188)	(13,176)
Net loss	(31,843)	(32,741)
Net loss attributable to common shareholders	(51,695)	(34,367)
Loss per common share (basic and diluted)	$(2.08)	$(1.92)
Weighted average number of common shares outstanding	24,885	17,907

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Subsequent Events

In August 2005, an affiliate of the Company acquired certain assets, including inventory and certain intangibles of the Elizabeth Arden distributor in the People’s Republic of China. The purchase price for the trade assets was approximately $4.5 million. The Company intends to operate the business in that territory through its local affiliate.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this annual report (the “Evaluation Date”). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are functioning effectively.

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our Financial Statements under the heading Report of Management—Report on Internal Control Over Financial Reporting and is incorporated by reference.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be held on November 16, 2005 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference, provided that the Compensation Committee Report and Performance Graph, which will be contained in the Proxy Statement, shall not be deemed to be incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements—The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 35 and included on pages 39 through 43.

	2.	Financial Statement Schedules—All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions; are not applicable (and therefore have been omitted); or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits including those incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated January 24, 2001 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.3 filed as part of the Company’s Form 10-Q for the quarter ended October 31, 2000 (Commission File No. 1-6370)).

4.1	Indenture dated as of January 23, 2001, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Zug) GmbH, as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

4.2	Supplemental Indenture dated as of January 8, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Zug) GmbH, as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

4.3	Indenture dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

4.4	Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

Exhibit Number	Description
4.5	First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto.

4.6	Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

4.7	Third Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

4.8	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Annex E filed as part of the Company’s Proxy Statement on May 14, 2004 (Commission File No. 1-6370)).

10.2	2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Annex F filed as part of the Company’s Proxy Statement on May 14, 2004 (Commission File No. 1-6370)).

10.3	Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company’s Form 10-Q for the quarter ended July 26, 2003 (Commission File No. 1-6370)).

10.4	Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company’s Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

10.5	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.6	Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.7	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.8	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.9	Form of Incentive Stock Option Agreement for stock option awards under the Company’s Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.10	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description
10.11	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.12	Form of Restricted Stock Agreement for regular restricted stock awards under the Company’s Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.13	Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company’s Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.14	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.15	Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.16	Compensation Arrangements for Named Executive Officers.

10.17	Board of Directors Compensation Arrangements (incorporated herein by reference to Exhibit 10.17 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18	Agreement for Sale and Purchase dated as of March 29, 2005 between Elizabeth Arden, Inc. and Nina Elazar.

10.19	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan.

10.20	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan.

10.21	2005 Management Bonus Plan.

10.22	2005 Performance Bonus Plan.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b) Exhibits to Form 10-K.

See Item 15(a)3.

(c) Financial Statement Schedules.

See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of September 2005.

ELIZABETH ARDEN, INC.

By:	/s/ E. SCOTT BEATTIE
E. Scott Beattie Chairman, Chief Executive Officer and Director (Principal Executive Officer)

We, the undersigned directors and officers of Elizabeth Arden, Inc., hereby severally constitute E. Scott Beattie and Stephen J. Smith, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. SCOTT BEATTIE E. Scott Beattie	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2005

/s/ STEPHEN J. SMITH Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2005

/s/ FRED BERENS Fred Berens	Director	September 9, 2005

Maura J. Clark	Director	September 9, 2005

/s/ RICHARD C.W. MAURAN Richard C.W. Mauran	Director	September 9, 2005

/s/ WILLIAM M. TATHAM William M. Tatham	Director	September 9, 2005

/s/ J.W. NEVIL THOMAS J.W. Nevil Thomas	Director	September 9, 2005

Exhibit Index

Exhibit Number	Description

10.16	Compensation Arrangements for Named Executive Officers.

10.18	Agreement for Sale and Purchase dated as of March 29, 2005 between Elizabeth Arden, Inc. and Nina Elazar.

10.19	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan.

10.20	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan.

10.21	2005 Management Bonus Plan.

10.22	2005 Performance Bonus Plan.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.