Form 10-Q
period 2005-09-30
ELIZABETH ARDEN INC
filed 2005-11-09
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2005

Common Stock, $.01 par value	29,486,508 Shares

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	As of

	September 30,	June 30,
	2005	2005

ASSETS
Current Assets
Cash and cash equivalents	$26,245	$25,316
Accounts receivable, net	219,117	149,965
Inventories	300,941	273,343
Deferred income taxes	18,877	18,097
Prepaid expenses and other assets	23,721	18,672
Assets held for sale	--	9,719

Total current assets	588,901	495,112

Property and equipment, net	31,342	29,184

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	186,987	186,527
Debt financing costs, net	7,593	7,905
Other assets	1,142	1,169

Total other assets	195,722	195,601

Total assets	$815,965	$719,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$123,300	$47,700
Accounts payable - trade	124,714	108,112
Other payables and accrued expenses	62,276	63,672

Total current liabilities	310,290	219,484

Long-term debt	233,802	233,802
Deferred income taxes and other	6,677	7,411

Total long-term liabilities	240,479	241,213

Total liabilities	550,769	460,697

Commitments and contingencies

Convertible, redeemable preferred stock, Series D, $.01 par value, 559,873 shares authorized; no shares issued and outstanding	--	--

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 29,484,577 and 29,256,560 shares issued and outstanding, respectively	295	293
Additional paid-in capital	242,166	249,919
Retained earnings	16,442	15,547
Accumulated other comprehensive income	6,293	5,730
Unearned deferred compensation	--	(12,289)

Total shareholders' equity	265,196	259,200

Total liabilities and shareholders' equity	$815,965	$719,897

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2005	September 30, 2004

Net sales	$227,378	$212,156
Cost of sales (excludes depreciation of $677 and $666, respectively, included below)	138,312	122,645

Gross profit	89,066	89,511

Operating expenses
Selling, general and administrative	76,392	70,959
Depreciation and amortization	5,272	5,533

Total operating expenses	81,664	76,492

Income from operations	7,402	13,019

Interest expense, net	6,114	5,985

Income before income taxes	1,288	7,034
Provision for income taxes	393	2,251

Net income	$895	$4,783

Net income per common share:
Basic	$0.03	$0.17

Diluted	$0.03	$0.16

Weighted average number of common shares:
Basic	28,574	27,340

Diluted	29,948	29,598

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders' Equity
	Shares	Amount

Balance at June 30, 2005	29,257	$293	$249,919	$15,547	$5,730	$(12,289)	$259,200

Issuance of common stock upon exercise of stock options	32		352				352

Change in accounting principle for adoption of SFAS 123R share-based payments (See Note 3)			(12,150)			12,289	139

Issuance of restricted stock, net of forfeitures	196	2	(2)				--

Amortization of share-based awards			2,403				2,403

Tax benefit from share-based awards			1,644				1,644

Comprehensive income:
Net income				895			895
Foreign currency translations					543		543
Unrealized cash flow hedging gain, net of taxes					20		20

Total comprehensive income	--	--	--	895	563	--	1,458

Balance at September 30, 2005	29,485	$295	$242,166	$16,442	$6,293	$--	$265,196

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30,	September 30,
	2005	2004

Operating Activities:
Net income	$895	$4,783
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,272	5,533
Amortization of senior note offering costs	311	617
Cost of share-based awards	2,542	1,590
Deferred income taxes	26	1,412
Tax benefit from share-based awards	1,644	--
Changes in assets and liabilities:
Increase in accounts receivable	(69,152)	(86,395)
Increase in inventories	(25,969)	(45,349)
Increase in prepaid expenses and other assets	(5,350)	(202)
Increase in accounts payable	16,373	25,304
(Decrease) increase in other payables, accrued expenses and other liabilities	(4,844)	10,241
Other	498	(118)

Net cash used in operating activities	(77,754)	(82,584)

Investing Activities:
Additions to property and equipment	(6,560)	(2,582)
Proceeds from disposals of property and equipment	9,945	--
Acquisition of assets	(700)	--

Net cash provided by (used in) investing activities	2,685	(2,582)

Financing Activities:
Proceeds from short-term debt	75,600	86,100
Payments on long-term debt	--	(4,764)
Proceeds from the exercise of stock options	352	891
Other	--	(71)

Net cash provided by financing activities	75,952	82,156

Effect of exchange rate changes on cash and cash equivalents	46	48
Net increase (decrease) in cash and cash equivalents	929	(2,962)
Cash and cash equivalents at beginning of period	25,316	23,494

Cash and cash equivalents at end of period	$26,245	$20,532

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$10,160	$11,064

Income taxes paid during the period	$231	$943

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

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005 (the "Annual Report"), filed with the Commission.

      The consolidated balance sheet of the Company as of June 30, 2005 is derived from the financial statements included in the Annual Report. The consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

NOTE 2.    INCOME PER SHARE

      Basic income per share is computed by dividing the net income by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options and unvested restricted stock.

The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2005	September 30, 2004

Basic
Net income	$895	$4,783

Weighted average shares outstanding	28,574	27,340

Net income per basic share	$0.03	$0.17

Diluted
Net income	$895	$4,783

Weighted average shares outstanding	28,574	27,340

Potential common shares - treasury method	1,374	2,258

Weighted average shares and potential dilutive shares	29,948	29,598

Net income per diluted share	$0.03	$0.16

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three months ended September 30, 2005 and 2004 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended

	September 30,	September 30,
	2005	2004

Number of shares	417,700	362,800

Exercise price	$23.40	$21.60

NOTE 3.    STOCK-BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R is effective for the Company beginning in the quarter ended September 30, 2005 and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company adopted the modified prospective approach as its implementation method under this pronouncement. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation model, and for all other restricted stock awards were based on the closing price of the Company's Common Stock on the date of grant. For the quarter ended September 30, 2005, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the quarter, of approximately $1.4 million (approximately $1.0 million, net of taxes) or $0.04 per basic share and $0.03 per diluted share. Included in the $1.4 million of total costs recorded for the quarter is a charge of approximately $0.1 million relating to a change in valuation method of certain restricted stock awards.

      At September 30, 2005, the Company had outstanding stock awards under five share-based compensation plans, which are described in Note 9. For the three months ended September 30, 2005, the compensation cost that has been charged against income was $2.4 million.  For the three months ended September 30, 2004, the compensation cost that has been charged against income was $1.6 million. The tax benefit related to the compensation cost charged to income for the three months ended September 30, 2005 and 2004 was approximately $0.7 million and approximately $0.5 million, respectively.

      On August 10, 2005, in recognition of individual performance for the year ended June 30, 2005, the Board of Directors (the "Board") granted stock options to 127 managerial employees for approximately 417,700 shares of Common Stock under the 2004 Stock Incentive Plan ("2004 Incentive Plan"). The stock options are due to vest over three years in thirds on each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $23.40 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $8.81 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

      The weighted average grant date fair value of options granted during the three months ended September 30, 2005 were estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on implied volatilities from traded options on the Common Stock, historical volatility of the Common Stock, and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months Ended
September 30, 2005

Expected dividend yield	0.00%
Expected price volatility	35.00%
Risk-free interest rate	4.03%
Expected life of options in years	5

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      A summary of stock option activity under the Company's share-based compensation plans for the three months ended September 30, 2005 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	(000)

Outstanding at July 1, 2005	3,221	$13.65
New grants	418	$23.40
Exercised	(32)	$10.96
Forfeited or expired	(3)	$17.42

Outstanding at September 30, 2005	3,603	$14.80	6.2	$25,167

Exercisable at September 30, 2005	2,761	$12.94	5.4	$23,852

      The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2004, based upon the average market price during the period, was approximately $0.7 and $1.5 million, respectively.

      On August 10, 2005, in recognition of individual performance for the year ended June 30, 2005, the Board granted 195,949 shares of performance-based restricted stock to 18 managerial employees, one third of which vests two years from the date of grant and the remaining two thirds vest three years from the date of grant if the Company achieves a 10% cumulative average annualized increase in earnings per share, excluding any one-time or extraordinary events (as determined by the compensation committee of the Board), over the relevant measurement periods. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the two- and three-year vesting periods using the graded vesting method.

      A summary of the status of the Company's restricted stock activity for the three months ended September 30, 2005, is presented below:

		Weighted Average
	Shares	Grant-Date
Restricted Stock	(000)	Fair Value

Non-vested at July 1, 2005	695	$19.73
Granted	196	$23.40
Vested	(62)	$23.39
Forfeited	(1)	$23.39

Non-vested at September 30, 2005	828	$18.71

      As of September 30, 2005, there were approximately $19.6 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's stock plans. Those costs are expected to be recognized over a weighted-average period of approximately three years.

      Prior to July 1, 2005, the Company accounted for its stock incentive plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no employee compensation costs were required to be recognized for the periods presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option compensation for the three months ended September 30, 2004:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)	Three Months Ended

September 30,
2004

Net income, as reported	$4,783
Add: Restricted stock-based employee compensation costs, net of tax, currently included in net income	1,081
Less: Stock-based employee compensation expense, net of tax, determined under fair value-based method	1,969

Pro forma net income	$3,895

Net income per common share
Basic
As reported	$0.17
Pro forma	$0.14
Diluted
As reported	$0.16
Pro forma	$0.13

NOTE 4.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS AND RECENT LEGISLATION

American Jobs Creation Act of 2004

      In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a number of provisions that might affect the Company's future effective tax rate. A significant provision of the Act allows the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before either the year ended June 30, 2005 or the year ending June 30, 2006, if those dividends are reinvested in the U.S. for eligible purposes under the Act. Another significant provision replaces the extraterritorial income exclusion with a domestic manufacturing deduction. In September 2005, the Company repatriated $3.2 million of undistributed international earnings from a foreign subsidiary. In anticipation of making such repatriation, the Company had accrued a net provision of $146,000 for estimated deferred taxes during the year ended June 30, 2005.

Inventory Costs - An Amendment of ARB No. 43, Chapter 4

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by the Company in the quarter ended September 30, 2005. The adoption of SFAS 151 did not have an impact on the Company's results of operations, financial position or cash flows.

NOTE 5.    INVENTORIES

      The components of inventory were as follows:

	September 30,	June 30,
(Dollars in thousands)	2005	2005

Raw materials	$54,938	$51,999
Work in progress	26,579	43,037
Finished goods	219,424	178,307

Total	$300,941	$273,343

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    SHORT-TERM DEBT

      The Company has a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit (the "Credit Facility"). On November 2, 2005, the Company entered into an amendment to the Credit Facility that (i) extends the maturity of the Credit Facility to December 2010 from June 2009, (ii) reduces the interest rates and commitment fees based on the Company's debt service coverage ratio, (iii) permits the Company to increase the size of the Credit Facility by up to $100 million without the consent of all of the banks, and (iv) permits the Company to pay cash dividends on the Common Stock, repurchase Common Stock or make other distributions to the common shareholders if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30 and at least $35 million from December 1 to May 31.

      The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company's remaining 11 3/4% Senior Secured Notes due 2011 (the "11 3/4% Senior Notes") and rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

      The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three-month period ended September 30, 2005. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the November 2005 amendment to the Credit Facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.00% to 1.75% from a range of 1.50% to 2.25% for LIBOR loans, and to 0% from a range of 0% to 0.50% for prime rate loans. As of September 30, 2005, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

      As of September 30, 2005, the Company had approximately $123 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $48 million in outstanding borrowings under the Credit Facility at June 30, 2005. As of September 30, 2005, the Company had approximately $212 million of eligible receivables and inventories available as collateral under the Credit Facility. Therefore, the Company had the full $200 million of borrowing capacity available under the Credit Facility with a remaining borrowing availability of approximately $73 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings during the third and fourth quarters (January through June) of its fiscal year.

NOTE 7.    LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

(Dollars in thousands)	September 30,	June 30,
Description	2005	2005

11 3/4% Senior Secured Notes due May 2011	$8,802	$8,802
7 3/4% Senior Subordinated Notes due January 2014	225,000	225,000

Long-term debt, net	$233,802	$233,802

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      On November 2, 2005, the Board authorized the Company's redemption of the remaining $8.8 million aggregate principal amount of 11 3/4% Senior Notes when such notes are redeemable on February 1, 2006 at the redemption price of 105.875% of their par amount.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

      At September 30, 2005, the Company had commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $41.5 million through 2010 compared with $33.8 million at June 30, 2005.

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

      As of September 30, 2005, the Company had notional amounts of 30.1 million Euros and 3.3 million British pounds under foreign currency contracts that expire between November 30, 2005 and June 29, 2007 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each foreign currency option contract as a cash flow hedge. The unrealized gain, net of taxes, at September 30, 2005 associated with these contracts of approximately $3.0 million is included in accumulated other comprehensive income. The unrealized gain, net of taxes, incurred during the three months ended September 30, 2005 was approximately $20,000.

      On March 29, 2005, the Company entered into an agreement to sell its corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida (the "Miami Lakes Facility"). The agreement provided for a purchase price that depended on the assets the buyer acquired as part of the Miami Lakes Facility and a 75-day inspection period during which the buyer could terminate the agreement for any reason. By the end of the inspection period, the buyer elected to proceed with its purchase of the Miami Lakes Facility and declined its option to purchase certain equipment, furniture and related assets at the contractually stipulated prices. As a result of this decision and the likelihood that the transaction would be consummated, the Company determined that the carrying value of the Miami Lakes Facility, and office and distribution equipment, furniture and related assets at the Miami Lakes Facility were impaired. Based on this analysis, the Company reclassified these assets on the balance sheet at June 30, 2005 from property and equipment to assets held for sale. The sale of the Miami Lakes Facility closed on August 1, 2005 and the Company received approximately $9.9 million in net proceeds relating to the Miami Lakes Facility and associated equipment.

      In September 2005, the Company entered into an operating lease for approximately 35,000 square feet of office space in Miramar, Florida. The term of the lease commences on December 1, 2005 and expires on May 31, 2011. Aggregate payments under this lease are approximately $5.1 million through the term of the lease.

      In August 2005, an affiliate of the Company acquired certain assets, including inventory and certain intangibles of the distributor of Elizabeth Arden brands in the People's Republic of China. The purchase price was approximately $4.5 million, $2.6 million payable in cash, of which $0.7 million has been paid as of September 30, 2005, and $1.9 million was credited against an account receivable due to a subsidiary of the Company. The purchase price was allocated as follows: $2.0 million for inventory, $0.2 million for fixed assets and $2.3 million for intangible assets. The allocation of purchase price is preliminary and the Company is continuing to evaluate the final allocation of the purchase price. The Company intends to operate the business in that territory through a local affiliate. Net sales and operating income related to the Chinese operations were not significant to the overall consolidated results for the three months ended September 30, 2005.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In October 2005, the Company received a demand from a licensee of certain of the Company's patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. The Company believes that the license agreement has not been breached by the Company and that the licensee is obligated to continue to make royalty payments. The Company is not able to estimate the outcome of this dispute or whether it will incur any loss relating to the licensee's claim.

      The Company is a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty; management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

NOTE 9.     SHAREHOLDERS' EQUITY

Stock Incentive Plans and Awards

      At September 30, 2005, the Company had outstanding stock awards under five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Non-Employee Director Plan (the "2004 Director Plan")) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Incentive Plan). All five plans were adopted by the Board and approved by the Company's shareholders. The shareholders of the Company approved the 2004 Incentive Plan on June 22, 2004, as there remained no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan.

      The 2004 Director Plan authorizes the Company to grant non-qualified stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholder meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. At September 30, 2005, 315,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

      The 2004 Incentive Plan authorizes the Company to grant stock-based incentives for 2,000,000 shares of Common Stock under such plan to eligible employees and others that provide services to the Company. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants will represent the closing price of the Common Stock on the date of grant. The 2004 Incentive Plan also permits stock appreciation rights, stock awards, performance awards and stock units. As of September 30, 2005, 933,081 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

     The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The next purchase under the ESPP will be consummated on December 1, 2005.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      For information on stock option and restricted stock grants during the three months ended September 30, 2005, see Note 3. There were no stock option or restricted stock grants during the three months ended September 30, 2004.

      In March 2005, the Board approved the granting of up to 423,800 shares of market-based restricted stock ("MBRS"). As a result of such approval, the Company issued 410,800 shares of MBRS to 17 managerial employees. The MBRS will only vest if the Company's total shareholder return surpasses the total shareholder return of the Russell 2000 Index over a three, four, five or six-year period from the date of grant, in which case the MBRS will vest at that time. On the date of issuance, these grants were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $9.6 million and were being amortized over a six-year vesting period. Upon adoption of SFAS 123R during the three months ended September 30, 2005 the Company revalued the MBRS using a Monte Carlo simulation model using the assumptions presented below:

Three Months Ended
September 30, 2005

Expected dividend yield	0.00%
Expected price volatility	40.00%
Risk-free interest rate	3.72%
Derived service period in years	3

     Repurchase of Common Stock.    On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40 million of Common Stock through March 31, 2007.

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements as of September 30, 2005 and for the three month period then ended, and as of June 30, 2005, show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued in January 2001 to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The following condensed financial statements for the three month period ended September 30, 2004 show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes plus, in each case, the financial statements of non-guarantors entities, elimination adjustments and the consolidated total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of September 30, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$12,272	$13,822	$86	$65	$26,245
Accounts receivable, net	129,503	89,614	--	--	219,117
Inventories	204,455	96,486	--	--	300,941
Intercompany receivable	100,646	116,446	323,651	(540,743)	--
Deferred income taxes	17,287	1,584	--	6	18,877
Prepaid expenses and other assets	7,873	15,772	47	29	23,721

Total current assets	472,036	333,724	323,784	(540,643)	588,901

Property and equipment, net	18,381	12,961	--	--	31,342

Other Assets:
Investment in subsidiaries	12,137	--	--	(12,137)	--
Exclusive brand licenses, trademarks and intangibles, net	19,502	7,792	159,693	--	186,987
Debt financing costs, net	7,593	--	--	--	7,593
Other assets	248,011	(256,989)	9,136	984	1,142

Total other assets	287,243	(249,197)	168,829	(11,153)	195,722

Total assets	$777,660	$97,488	$492,613	$(551,796)	$815,965

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$123,300	$--	$--	$--	$123,300
Accounts payable - trade	105,513	19,194	--	7	124,714
Intercompany payable	22,920	252,110	264,799	(539,829)	--
Other payables and accrued expenses	29,216	32,477	581	2	62,276

Total current liabilities	280,949	303,781	265,380	(539,820)	310,290

Long-term debt, net	233,802	--	--	--	233,802
Deferred income taxes and other	(2,287)	4,239	4,564	161	6,677

Total liabilities	512,464	308,020	269,944	(539,659)	550,769

Shareholders' Equity
Common stock	295	--	--	--	295
Additional paid-in capital	242,166	(247,812)	247,106	706	242,166
Retained earnings (accumulated deficit)	16,442	30,491	(24,437)	(6,054)	16,442
Accumulated other comprehensive income	6,293	6,789	--	(6,789)	6,293

Total shareholders' equity	265,196	(210,532)	222,669	(12,137)	265,196

Total liabilities and shareholders' equity	$777,660	$97,488	$492,613	$(551,796)	$815,965

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of September 30, 2005

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$12,272	$13,883	$25	$65	$26,245
Accounts receivable, net	129,503	89,614	--	--	219,117
Inventories	204,455	96,486	--	--	300,941
Intercompany receivable	100,646	366,678	73,419	(540,743)	--
Deferred income taxes	17,287	1,584	--	6	18,877
Prepaid expenses and other assets	7,873	15,754	65	29	23,721

Total current assets	472,036	583,999	73,509	(540,643)	588,901

Property and equipment, net	18,381	12,961	--	--	31,342

Other Assets:
Investment in subsidiaries	12,137	--	--	(12,137)	--
Exclusive brand licenses, trademarks and intangibles, net	19,502	2,345	165,140	--	186,987
Debt financing costs, net	7,593	--	--	--	7,593
Other assets	248,011	(256,989)	9,136	984	1,142

Total other assets	287,243	(254,644)	174,276	(11,153)	195,722

Total assets	$777,660	$342,316	$247,785	$(551,796)	$815,965

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$123,300	$--	$--	$--	$123,300
Accounts payable - trade	105,513	19,194	--	7	124,714
Intercompany payable	22,920	244,039	272,870	(539,829)	--
Other payables and accrued expenses	29,216	32,477	581	2	62,276

Total current liabilities	280,949	295,710	273,451	(539,820)	310,290

Long-term debt, net	233,802	--	--	--	233,802
Deferred income taxes and other	(2,287)	10,085	(1,282)	161	6,677

Total liabilities	512,464	305,795	272,169	(539,659)	550,769

Shareholders' Equity
Common stock	295	--	--	--	295
Additional paid-in capital	242,166	(749)	43	706	242,166
Retained earnings (accumulated deficit)	16,442	30,490	(24,436)	(6,054)	16,442
Accumulated other comprehensive income	6,293	6,780	9	(6,789)	6,293

Total shareholders' equity	265,196	36,521	(24,384)	(12,137)	265,196

Total liabilities and shareholders' equity	$777,660	$342,316	$247,785	$(551,796)	$815,965

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,409	$18,864	$43	$--	$25,316
Accounts receivable, net	77,064	72,901	--	--	149,965
Inventories	191,693	81,650	--	--	273,343
Intercompany receivable	77,757	111,059	319,783	(508,599)	--
Deferred income taxes	17,797	1,119	--	(819)	18,097
Prepaid expenses and other assets	5,412	13,260	--	--	18,672
Assets held for sale	9,719	--	--	--	9,719

Total current assets	385,851	298,853	319,826	(509,418)	495,112

Property and equipment, net	17,356	11,828	--	--	29,184

Other Assets:
Investment in subsidiaries	9,312	--	--	(9,312)	--
Exclusive brand licenses, trademarks and intangibles, net	20,870	5,502	160,155	--	186,527
Debt financing costs, net	7,905	--	--	--	7,905
Other assets	262,200	(259,196)	9,136	(10,971)	1,169

Total other assets	300,287	(253,694)	169,291	(20,283)	195,601

Total assets	$703,494	$56,987	$489,117	$(529,701)	$719,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$47,700	$--	$--	$--	$47,700
Accounts payable - trade	98,355	9,757	--	--	108,112
Intercompany payable	18,705	225,617	264,271	(508,593)	--
Other payables and accrued expenses	34,533	29,238	(94)	(5)	63,672

Total current liabilities	199,293	264,612	264,177	(508,598)	219,484

Long-term debt	233,802	--	--	--	233,802
Deferred income taxes and other	11,199	4,268	3,735	(11,791)	7,411

Total liabilities	444,294	268,880	267,912	(520,389)	460,697

Shareholders' Equity
Common stock	293	--	--	--	293
Additional paid-in capital	249,919	(250,969)	250,279	690	249,919
Retained earnings (accumulated deficit)	15,547	33,225	(29,074)	(4,151)	15,547
Accumulated other comprehensive income	5,730	5,851	--	(5,851)	5,730
Unearned deferred compensation	(12,289)	--	--	--	(12,289)

Total shareholders' equity	259,200	(211,893)	221,205	(9,312)	259,200

Total liabilities and shareholders' equity	$703,494	$56,987	$489,117	$(535,197)	$719,897

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2005

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,409	$18,857	$50	$--	$25,316
Accounts receivable, net	77,064	72,901	--	--	149,965
Inventories	191,693	81,650	--	--	273,343
Intercompany receivable	77,757	361,951	68,891	(508,599)	--
Deferred income taxes	17,797	1,119	--	(819)	18,097
Prepaid expenses and other assets	5,412	13,260	--	--	18,672
Assets held for sale	9,719	--	--	--	9,719

Total current assets	385,851	549,738	68,941	(509,418)	495,112

Property and equipment, net	17,356	11,828	--	--	29,184

Other Assets:
Investment in subsidiaries	9,312	--	--	(9,312)	--
Exclusive brand licenses, trademarks and intangibles, net	20,870	54	165,603	--	186,527
Debt financing costs, net	7,905	--	--	--	7,905
Other assets	262,200	(259,196)	9,136	(10,971)	1,169

Total other assets	300,287	(259,142)	174,739	(20,283)	195,601

Total assets	$703,494	$302,424	$243,680	$(529,701)	$719,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$47,700	$--	$--	$--	$47,700
Accounts payable - trade	98,355	9,757	--	--	108,112
Intercompany payable	18,705	217,542	272,346	(508,593)	--
Other payables and accrued expenses	34,533	29,239	(94)	(6)	63,672

Total current liabilities	199,293	256,538	272,252	(508,599)	219,484

Long-term debt	233,802	--	--	--	233,802
Deferred income taxes and other	11,199	9,210	(1,208)	(11,790)	7,411

Total liabilities	444,294	265,748	271,044	(520,389)	460,697

Shareholders' Equity
Common stock	293	--	--	--	293
Additional paid-in capital	249,919	(734)	44	690	249,919
Retained earnings (accumulated deficit)	15,547	31,568	(27,417)	(4,151)	15,547
Accumulated other comprehensive income	5,730	5,842	9	(5,851)	5,730
Unearned deferred compensation	(12,289)	--	--	--	(12,289)

Total shareholders' equity	259,200	36,676	(27,364)	(9,312)	259,200

Total liabilities and shareholders' equity	$703,494	$302,424	$243,680	$(535,197)	$719,897

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 30, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$147,054	$80,324	$3,488	$(3,488)	$227,378
Cost of sales	97,431	40,881	--	--	138,312

Gross profit	49,623	39,443	3,488	(3,488)	89,066

Selling, general and administrative costs	43,147	37,159	(426)	(3,488)	76,392
Depreciation and amortization	2,980	1,580	712	--	5,272

Income from operations	3,496	704	3,202	--	7,402
Other expense (income):
Interest expense (income)	6,125	445	(456)	--	6,114
Other	(3,202)	160	1,364	1,678	--

Income before income taxes	573	99	2,294	(1,678)	1,288
(Benefit from) provision for income taxes	(322)	(114)	829		393

Net income	$895	$213	$1,465	$(1,678)	$895

Statement of Operations	Three Months Ended September 30, 2005

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$147,054	$80,324	$3,488	$(3,488)	$227,378
Cost of sales	97,431	40,881	--	--	138,312

Gross profit	49,623	39,443	3,488	(3,488)	89,066

Selling, general and administrative costs	43,147	37,158	(425)	(3,488)	76,392
Depreciation and amortization	2,980	1,579	713	--	5,272

Income from operations	3,496	706	3,200	--	7,402
Other expense (income):
Interest expense (income)	6,125	(2,112)	2,101	--	6,114
Other	(3,202)	160	2,100	942	--

Income (loss) before income taxes	573	2,658	(1,001)	(942)	1,288
(Benefit from) provision for income taxes	(322)	790	(75)		393

Net income (loss)	$895	$1,868	$(926)	$(942)	$895

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 30, 2004

	Company	Non- Guarantors	7 3/4% Senior Notes Guarantors	Eliminations	Total

Net sales	$137,811	$74,345	$3,598	$(3,598)	$212,156
Cost of sales	89,003	33,642	--	--	122,645

Gross profit	48,808	40,703	3,598	(3,598)	89,511

Selling, general and administrative costs	41,043	33,929	(415)	(3,598)	70,959
Depreciation and amortization	3,346	1,506	681	--	5,533

Income from operations	4,419	5,268	3,332	--	13,019
Other expense (income):
Interest expense (income)	6,025	631	(671)	--	5,985
Other	(7,924)	183	1,497	6,244	--

Income before income taxes	6,318	4,454	2,506	(6,244)	7,034
Provision for income taxes	1,535	716	--	--	2,251

Net income	$4,783	$3,738	$2,506	$(6,244)	$4,783

Statement of Operations	Three Months Ended September 30, 2004

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Net sales	$137,811	$74,345	$3,598	$(3,598)	212,156
Cost of sales	89,003	33,642	--	--	122,645

Gross profit	48,808	40,703	3,598	(3,598)	89,511

Selling, general and administrative costs	41,043	33,926	(412)	(3,598)	70,959
Depreciation and amortization	3,346	1,504	683	--	5,533

Income from operations	4,419	5,273	3,327	--	13,019
Other expense (income):
Interest expense (income)	6,025	(3,597)	3,557	--	5,985
Other	(7,924)	183	1,497	6,244	--

Income (loss) before income taxes	6,318	8,687	(1,727)	(6,244)	7,034
Provision for income taxes	1,535	716	--	--	2,251

Net income (loss)	$4,783	$7,971	$(1,727)	$(6,244)	$4,783

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Three Months Ended September 30, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(56,908)	$(22,719)	$3,383	$(1,510)	$(77,754)

Investing activities:
Additions to property and equipment	(3,832)	(2,728)	--	--	(6,560)
Proceeds from disposals of property and equipment	9,945	--	--	--	9,945
Acquisition of assets	--	(700)	--	--	(700)

Net cash provided by (used in) investing activities	6,113	(3,428)	--	--	2,685

Financing activities:
Proceeds from short-term debt	75,600	--	--	--	75,600
Proceeds from the exercise of stock options	352	--	--	--	352
Net change in intercompany obligations	(19,275)	21,105	(3,340)	1,510	--

Net cash provided by (used in) financing activities	56,677	21,105	(3,340)	1,510	75,952

Effect of exchange rate changes on cash and cash equivalents	46	--	--	--	46
Net increase (decrease) in cash and cash equivalents	5,928	(5,042)	43	--	929
Cash and cash equivalents at beginning of period	6,409	18,864	43	--	25,316

Cash and cash equivalents at end of period	$12,337	$13,822	$86	$--	$26,245

Statement of Cash Flows	Three Months Ended September 30, 2005

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(56,908)	$(23,315)	$3,979	$(1,510)	$(77,754)

Investing activities:
Additions to property and equipment	(3,832)	(2,728)	--	--	(6,560)
Proceeds from disposals of property and equipment	9,945	--	--	--	9,945
Acquisition of assets	--	(700)	--	--	(700)

Net cash provided by (used in) investing activities	6,113	(3,428)	--	--	2,685

Financing activities:
Proceeds from short-term debt	75,600	--	--	--	75,600
Proceeds from the exercise of stock options	352	--	--	--	352
Net change in intercompany obligations	(19,275)	21,769	(4,004)	1,510	--

Net cash provided by (used in) financing activities	56,677	21,769	(4,004)	1,510	75,952

Effect of exchange rate changes on cash and cash equivalents	46	--	--	--	46
Net increase (decrease) in cash and cash equivalents	5,928	(4,974)	(25)	--	929
Cash and cash equivalents at beginning of period	6,409	18,857	50	--	25,316

Cash and cash equivalents at end of period	$12,337	$13,883	$25	$--	$26,245

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Three Months Ended September 30, 2004

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(57,377)	$(28,715)	$3,526	$(18)	$(82,584)

Investing activities:
Additions to property and equipment	(862)	(1,720)	--	--	(2,582)

Net cash used in investing activities	(862)	(1,720)	--	--	(2,582)

Financing activities:
Payments on short-term debt	86,100	--	--	--	86,100
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	891	--	--	--	891
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(23,596)	26,946	(3,368)	18	--

Net cash provided by (used in) financing activities	58,560	26,946	(3,368)	18	82,156

Effect of exchange rate changes on cash and cash equivalents	48	--	--	--	48
Net increase (decrease) in cash and cash equivalents	369	(3,489)	158	--	(2,962)
Cash and cash equivalents at beginning of period	7,251	16,202	41	--	23,494

Cash and cash equivalents at end of period	$7,620	$12,713	$199	$--	$20,532

Statement of Cash Flows	Three Months Ended September 30, 2004

	Company	Non-Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Operating activities:
Net cash used in operating activities	$(57,377)	$(24,491)	$(698)	$(18)	$(82,584)

Investing activities:
Additions to property and equipment	(862)	(1,720)	--	--	(2,582)

Net cash used in investing activities	(862)	(1,720)	--	--	(2,582)

Financing activities:
Payments on short-term debt	86,100	--	--	--	86,100
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	891	--	--	--	891
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(23,596)	22,868	710	18	--

Net cash provided by financing activities	58,560	22,868	710	18	82,156

Effect of exchange rate changes on cash and cash equivalents	48	--	--	--	48
Net increase (decrease) in cash and cash equivalents	369	(3,343)	12	--	(2,962)
Cash and cash equivalents at beginning of period	7,251	16,213	30	--	23,494

Cash and cash equivalents at end of period	$7,620	$12,870	$42	$--	$20,532

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this quarterly report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projects") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence or operations; the impact of competitive products and pricing; risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, political instability in certain regions of the world, and unexpected factors affecting customer purchasing patterns; our ability to successfully launch new products and implement our growth strategy; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes; our customers' financial condition; our ability to access capital for acquisitions; changes in product mix to less profitable products; the retention and availability of key personnel; the assumptions underlying our critical accounting estimates; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for the majority of our supply of certain products; changes in the retail, fragrance and cosmetic industries, including the consolidation of retailers and the associated closing of retail doors; our ability to protect our intellectual property rights; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

      This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2005. The results of operations for an interim period may not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

      Our operations have historically been seasonal, with higher sales generally occurring during the first half of the fiscal year (July through December) as a result of increased demand by retailers in anticipation of, and during, the holiday season. During the fiscal year ended June 30, 2005, approximately 58% of our net sales were made during those months. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

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

Overview

      For the three-month period ended September 30, 2005, net sales increased 7.2% compared to the three-month period ended September 30, 2004 as a result of the launch of the fantasy Britney Spears fragrance in U.S. department stores, increased sales of fragrances in the U.S. mass market, including curious Britney Spears, the launch of the Elizabeth Arden 5th avenue after 5 fragrance in certain international markets and the favorable impact of foreign currency rates, partially offset by lower sales of the Elizabeth Arden Provocative Woman fragrance as a result of the international launch of this product in the prior year. Gross margin decreased to 39.2% for the three-month period ended September 30, 2005 from 42.2% for the three-month period ended September 30, 2004, primarily due to lower sales and increased returns provision in our Western Europe market and increased fragrance sales in the U.S. mass market. Selling, general and administrative expenses increased 7.7% compared to the three-month period ended September 30, 2004, primarily due to increased marketing costs to support product launches, increased advertising and royalty costs associated with the Britney Spears fragrances, increased higher share-based award costs related to the adoption of SFAS 123R, Share-Based Payment (SFAS 123R) and the adverse impact of foreign currency rates, partially offset by lower advertising development expenses.

Critical Accounting Policies and Estimates

      We believe the accounting policies below represent our critical accounting policies. See our Annual Report on Form 10-K for the year ended June 30, 2005 for a detailed discussion on the application of these and other accounting policies.

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

      Long-Lived Assets.    We review for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

      Hedge Contracts.    Under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we designated each foreign currency contract entered into as of September 30, 2005, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

      Stock-Based Compensation.    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, a standard on accounting for share-based payments that requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R is effective for us beginning in the three-month period ended September 30, 2005. We have adopted the modified prospective approach as our implementation method under this pronouncement. For the three months ended September 30, 2005 we recorded costs related to this pronouncement of approximately $1.4 million (approximately $1.0 million, net of taxes) or $0.04 per basic share and $0.03 per diluted share. For the year ended June 30, 2006, the Company is estimating it will record costs related to this pronouncement of approximately $5.7 million ($4.0 million, net of taxes) or $0.13 per diluted share.

      Prior to July 1, 2005, we accounted for our stock-based compensation under the recognition and measurement principles prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this standard, no stock-based compensation cost was reflected in net income for employee and director option grants, as such grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income (loss) and diluted earnings (loss) per common share for the three month period ended September 30, 2004, is set forth in Note 3 to the Notes to Unaudited Consolidated Financial Statements.

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

Results of Operations

      The following discussion compares the historical results of operations for the three months ended September 30, 2005 and September 30, 2004. Results of operations, in thousands and as a percentage of net sales, were as follows (percentages may not add due to rounding):

	Three Months Ended

	September 30, 2005		September 30, 2004

Net sales	$227,378	100.0%	$212,156	100.0%
Cost of sales	138,312	60.8	122,645	57.8
Gross profit	89,066	39.2	89,511	42.2
Selling, general and administrative expenses	76,392	33.6	70,959	33.4
Depreciation and amortization	5,272	2.3	5,533	2.6
Income from operations	7,402	3.3	13,019	6.1
Interest expense, net	6,114	2.7	5,985	2.8
Income before income taxes	1,288	0.6	7,034	3.3
Provision for income taxes	393	0.2	2,251	1.1
Net income	$895	0.4%	$4,783	2.3%
Other data:
EBITDA and EBITDA margin (1)	$12,674	5.6%	$18,552	8.7%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

      Net Sales.  Net sales increased approximately 7.2% for the three months ended September 30, 2005 over the three months ended September 30, 2004. The sales increase was driven primarily by the launch of the fantasy Britney Spears fragrance in U.S. department stores, increased sales of fragrances in the U.S. mass market, including curious Britney Spears, the launch of the Elizabeth Arden 5th avenue after 5 fragrance in certain international markets and the favorable impact of foreign currency rates. These increases were partially offset by lower sales of the Elizabeth Arden Provocative Woman fragrance as a result of the international launch of this product in the prior year. Excluding the impact of foreign currency translation, net sales increased 6.2%.

      Gross Profit.  Gross profit decreased by 1% for the three months ended September 30, 2005 over the three months ended September 30, 2004. The decrease in gross profit was due to lower fragrance sales and increased returns provision in our Western Europe market and increased fragrance sales in the U.S. mass market, partially offset by higher net sales. Gross margin decreased to 39.2% for the three months ended September 30, 2005, from 42.2% for the three months ended September 30, 2004.

      SG&A.  Selling, general and administrative expenses increased 7.7% for the three months ended September 30, 2005 over the three months ended September 30, 2004. The increase was principally due to higher marketing costs to support product launches, increased advertising and royalty costs associated with the Britney Spears fragrances, higher share-based award costs related to the adoption of SFAS 123R and the adverse impact of foreign currency rates partially offset by lower advertising development expenses.

      Interest Expense.  Interest expense, net of interest income, increased by approximately 2.2% for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The increase is a result of higher interest rates.

      Provision for Income Taxes.   Provision for income taxes decreased by approximately $1.9 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to lower income from operations and a lower effective tax rate. The effective tax rate for the three months ended September 30, 2005 is 30.5% as compared to 32% in the prior year period.

      Net Income.  Net income for the three months ended September 30, 2005 decreased by approximately $3.9 million as compared to the three months ended September 30, 2004. The decrease was primarily a result of a lower gross margin and higher selling, general and administrative expenses.

      EBITDA.  EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by approximately $5.9 million to $12.7 million for the three months ended September 30, 2005 compared to $18.6 million for the three months ended September 30, 2004. The decrease in EBITDA was primarily the result of a lower gross margin and higher selling, general and administrative expenses.

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

      In addition, EBITDA has limitations as an analytical tool, including the fact that:

*	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

*	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

*	it does not reflect any cash income taxes that we may be required to pay; and

*

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

      The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2005	September 30, 2004

Net income	$895	$4,783
Plus:
Provision for income taxes	393	2,251
Interest expense, net	6,114	5,985
Depreciation and amortization	5,272	5,533

EBITDA	$12,674	$18,552

Financial Condition

(Amounts in thousands)	Three Months Ended

	September 30, 2005	September 30, 2004

Net cash used in operating activities	$(77,754)	$(82,584)
Net cash provided by (used in) investing activities	2,685	(2,582)
Net cash provided by financing activities	75,952	82,156
Net increase (decrease) in cash and cash equivalents	929	(2,962)

      Cash Flows.  Net cash used in operating activities improved by $4.8 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The improvement for the three months ended September 30, 2005 is primarily due to an approximately $19 million and $17 million reduction in inventory and accounts receivable build-up, respectively, as compared to the same period in the prior year, partially offset by timing of payments to vendors.

      For the three months ended September 30, 2005, net cash provided by investing activities was $2.7 million as compared to net cash used in investing activities for the three months ended September 30, 2004 of $2.6 million. The increase in net cash provided by investing activities is a result of the sale of the Miami Lakes facility and related equipment that closed on August 1, 2005 and resulted in approximately $9.9 million of cash proceeds, partially offset by increased spending on property and equipment, primarily for new counters and information systems enhancements.

      Net cash provided by financing activities decreased by $6.2 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in net cash provided by financing activities for the three months ended September 30, 2005 was primarily due to decreased short-term borrowings used to finance working capital requirements.

      Interest paid during the three months ended September 30, 2005 included an $8.6 million interest payment on the 7 3/4% senior subordinated notes that covered the period from February 16, 2005 through August 15, 2005. Interest paid during the three months ended September 30, 2004 included a $9.6 million interest payment on the 7 3/4% senior subordinated notes that covered the period from the January 13, 2004 date of issuance through August 15, 2004.

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

      We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit. On November 2, 2005, we entered into an amendment to the credit facility that (i) extends the maturity of the credit facility to December 2010 from June 2009, (ii) reduces the interest rates and commitment fees based on our debt service coverage ratio, (iii) permits us to increase the size of the credit facility by up to $100 million without the consent of all of the banks, and (iv) permits us to pay cash dividends on the common stock, repurchase common stock or make other distributions to the common shareholders if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30 and at least $35 million from December 1 to May 31. The credit facility is guaranteed by all of our U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the our U.S. accounts receivable and inventory. Our obligations under the credit facility rank pari passu, or equal in right of payment, with our remaining 11 3/4% Senior Secured Notes due 2011 and rank senior to our 7 3/4% Senior Subordinated Notes due 2014.

      The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three-month period ended September 30, 2005. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

      Borrowings under the revolving credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the November 2005 amendment to the credit facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.00% to 1.75% from a range of 1.50% to 2.25% for LIBOR loans, and to 0% from a range of 0% to 0.50% for prime rate loans. As of September 30, 2005, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

      Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, we may not remain in compliance with the debt service coverage ratio and would not be allowed to borrow under the credit facility. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of September 30, 2005, we had $123 million in outstanding borrowings and approximately $4 million in letters of credits under our credit facility and approximately $212 million of eligible receivables and inventories available as collateral under the credit facility. Therefore, we had the full $200 million of borrowing capacity available under the credit facility with a remaining borrowing availability of approximately $73 million.

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

     Repurchase of Common Stock.  On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through March 31, 2007.

      Contractual Obligations.  At September 30, 2005, we had commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $41.5 million through 2010 compared with $33.8 million through 2010 at June 30, 2005.

      In September 2005, the Company entered into a lease for approximately 35,000 square feet of office space in Miramar, Florida. The lease expires on May 31, 2011. Aggregate payments under this lease are approximately $5.1 million through the term of the lease.

Recently Adopted Accounting Pronouncements and Recent Legislation

American Jobs Creation Act of 2004

      In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a number of provisions that might affect the Company's future effective tax rate. A significant provision of the Act allows the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before either the year ended June 30, 2005 or the year ending June 30, 2006, if those dividends are reinvested in the U.S. for eligible purposes under the Act. Another significant provision replaces the extraterritorial income exclusion with a domestic manufacturing deduction. In September 2005, the Company repatriated $3.2 million of undistributed international earnings from a foreign subsidiary. In anticipation of making such repatriation, the Company had accrued a net provision of $146,000 for estimated deferred taxes during the year ended June 30, 2005.

Inventory Costs - An Amendment of ARB No. 43, Chapter 4

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 in the quarter ended September 30, 2005. The adoption of SFAS 151 did not have an impact on results of operations, financial position or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      As of September 30, 2005, we had $123 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Foreign Currency Risk

      We sell our products in approximately 90 countries around the world. During the three months ended September 30, 2005 and September 30, 2004, we derived approximately 35% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales and expenses are typically denominated in local currency, while costs of goods sold are denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skincare and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" in our consolidated balance sheets.

      As of September 30, 2005, we had notional amounts of 30.1 million Euros and 3.3 million British pounds under foreign currency contracts that expire between November 30, 2005 and June 29, 2007 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each foreign currency option contract as a cash flow hedge. At September 30, 2005, the unrealized gain, net of taxes associated with these contracts of approximately $3.0 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, incurred during the three months ended September 30, 2005 was approximately $20,000. We intend to only enter into foreign currency contracts that qualify for hedge accounting and, therefore, the gains and losses will only be recognized in earnings in the period in which the contracts expire. We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

      The Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are functioning effectively.

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

3.2

Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company's Form 10-Q for the transition period from February 1, 2004 to June 30, 2004 (Commission File No. 1-6370)).

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

4.3

Indenture dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

4.4

Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

4.5

First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto. (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

4.6

Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 filed as part of the Company's Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

4.7

Third Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

4.8

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2005, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America (formerly Fleet National Bank), as collateral agent, and the banks listed on the signature pages thereto.

4.9

Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

Exhibit Number	Description

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Annex E filed as part of the Company's Proxy Statement on May 14, 2004 (Commission File No. 1-6370)).

10.2	2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Annex F filed as part of the Company's Proxy Statement on May 14, 2004 (Commission File No. 1-6370)).

10.3	Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company's Form 10-Q for the quarter ended July 26, 2003 (Commission File No. 1-6370)).

10.4	Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company's Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

10.5	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

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

10.8

Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.9

Form of Incentive Stock Option Agreement for stock option awards under the Company's Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.10

Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.11

Form of Stock Option Agreement for stock option awards under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.12

Form of Restricted Stock Agreement for regular restricted stock awards under the Company's Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.13

Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company's Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.14

Form of Stock Option Agreement for stock option awards under the Company's 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.15

Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description

10.16

Compensation Arrangements for Named Executive Officers. (incorporated herein by reference to Exhibit 10.16 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.17

Board of Directors Compensation Arrangements (incorporated herein by reference to Exhibit 10.17 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18

Agreement for Sale and Purchase dated as of March 29, 2005 between Elizabeth Arden, Inc. and Nina Elazar. (incorporated herein by reference to Exhibit 10.18 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.19

Form of Stock Option Agreement for stock option awards under the Company's 2004 Stock Incentive Plan. (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.20

Form of Restricted Stock Agreement for the restricted stock awards under the Company's 2004 Stock Incentive Plan. (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.21	2005 Management Bonus Plan (incorporated herein by reference to Exhibit 10.21 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.22	2005 Performance Bonus Plan (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

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
ELIZABETH ARDEN, INC.

Date: November 4, 2005	/s/ E. Scott Beattie

E. Scott Beattie
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2005	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.8

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2005, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America (formerly Fleet National Bank), as collateral agent, and the banks listed on the signature pages thereto.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.