Form 10-Q
period 2005-12-31
ELIZABETH ARDEN INC
filed 2006-02-09
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-6370

ELIZABETH ARDEN, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0914138

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 S.W. 145 Avenue, Miramar, Florida	33027

(Address of principal executive offices)	(Zip Code)

(954) 364-6900

(Registrant's telephone number, including area code)

14100 N.W. 60th Avenue, Miami Lakes, Florida 33014

(Former name, former address and/or former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]      No  [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.    Large accelerated filer  [  ]      Accelerated filer  [X]      Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 7, 2006

Common Stock, $.01 par value	29,642,058 Shares

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	As of

	December 31,	June 30,
	2005	2005

ASSETS
Current Assets
Cash and cash equivalents	$20,957	$25,316
Accounts receivable, net	221,939	149,965
Inventories	227,261	273,343
Deferred income taxes	7,479	18,097
Prepaid expenses and other assets	22,208	18,672
Assets held for sale	--	9,719

Total current assets	499,844	495,112

Property and equipment, net	32,625	29,184

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	184,908	186,527
Debt financing costs, net	7,503	7,905
Other assets	1,105	1,169

Total other assets	193,516	195,601

Total assets	$725,985	$719,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$20,474	$47,700
Accounts payable -- trade	98,718	108,112
Other payables and accrued expenses	70,509	63,672
Current portion of long-term debt	8,802	--

Total current liabilities	198,503	219,484

Long-term debt	225,000	233,802
Deferred income taxes and other	9,351	7,411

Total long-term liabilities	234,351	241,213

Total liabilities	432,854	460,697

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 29,567,558 issued and 29,192,222 outstanding, and 29,256,560 shares issued and outstanding, respectively	296	293
Additional paid-in capital	244,432	249,919
Retained earnings	49,537	15,547
Treasury stock (375,336 shares at cost)	(7,233)	--
Accumulated other comprehensive income	6,099	5,730
Unearned deferred compensation	--	(12,289)

Total shareholders' equity	293,131	259,200

Total liabilities and shareholders' equity	$725,985	$719,897

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Net sales	$345,893	$322,951	$573,271	$535,107
Cost of sales (excludes depreciation of $503, $704, $1,181 and $1,370, respectively, included below)	200,133	181,348	338,445	303,993

Gross profit	145,760	141,603	234,826	231,114

Operating expenses
Selling, general and administrative	86,105	83,944	162,495	154,902
Depreciation and amortization	5,376	5,449	10,649	10,982

Total operating expenses	91,481	89,393	173,144	165,884

Income from operations	54,279	52,210	61,682	65,230

Interest expense, net	6,662	6,274	12,776	12,259

Income before income taxes	47,617	45,936	48,906	52,971
Provision for income taxes	14,523	14,210	14,916	16,462

Net income	$33,094	$31,726	$33,990	$36,509

Net income per common share:
Basic	$1.16	$1.15	$1.19	$1.33

Diluted	$1.12	$1.06	$1.15	$1.23

Weighted average number of common shares:
Basic	28,461	27,519	28,519	27,430

Diluted	29,484	29,888	29,615	29,743

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock Outstanding		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Unearned Deferred	Total Shareholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Compensation	Equity

Balance at June 30, 2005	29,257	$293	$249,919	$15,547	$	$5,730	$(12,289)	$259,200

Change in accounting principle for adoption of SFAS 123R share-based payment awards (See Note 3)			(12,150)				12,289	139

Issuance of common stock upon exercise of stock options	65	1	772					773

Issuance of common stock from employee stock purchase plan	50	--	808					808

Issuance of restricted stock, net of forfeitures	196	2	(2)					--

Amortization of share-based awards			5,085					5,085

Repurchase of common stock	(375)				(7,233)			(7,233)

Comprehensive income:
Net income				33,990				33,990

Foreign currency translation adjustments						355		355

Disclosure of reclassification amount, net of taxes (8% tax rate):
Unrealized hedging gains arising during the period						1,406		1,406
Less: reclassification adjustment for hedging gains included in net income						(1,392)		(1,392)

Net unrealized cash flow hedging gain						14		14

Total comprehensive income				33,990		369		34,359

Balance at December 31, 2005	29,193	$296	$244,432	$49,537	$(7,233)	$6,099	$--	$293,131

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31,	December 31,
	2005	2004

Operating Activities:
Net income	$33,990	$36,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,649	10,982
Amortization of senior note offering costs	602	927
Amortization of share-based awards	5,085	3,517
Cumulative effect of a change in accounting for share-based payment awards	139	--
Deferred income taxes and other	12,343	13,351

Changes in assets and liabilities:
Increase in accounts receivable	(71,974)	(95,668)
Decrease (increase) in inventories	47,711	(1,071)
Increase in prepaid expenses and other assets	(4,237)	(281)
(Decrease) increase in accounts payable	(8,739)	5,607
Increase in other payables, accrued expenses and other liabilities	5,111	27,186
Other	459	1,333

Net cash provided by operating activities	31,139	2,392

Investing Activities:
Additions to property and equipment	(10,905)	(8,706)
Proceeds from disposals of property and equipment	9,945	--
Acquisition of distributor assets	(1,583)	--

Net cash used in investing activities	(2,543)	(8,706)

Financing Activities:
(Payments on) proceeds from short-term debt	(27,226)	17,196
Payments on long-term debt	--	(4,764)
Proceeds from the exercise of stock options	773	3,015
Proceeds for issuance of common stock from employee stock purchase plan	808	810
Repurchase of common stock	(7,233)	--
Other	--	(71)

Net cash (used in) provided by financing activities	(32,878)	16,186

Effect of exchange rate changes on cash and cash equivalents	(77)	945
Net (decrease) increase in cash and cash equivalents	(4,359)	10,817
Cash and cash equivalents at beginning of period	25,316	23,494

Cash and cash equivalents at end of period	$20,957	$34,311

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$12,307	$13,138

Income taxes paid during the period	$3,441	$1,792

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

The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Basic
Net income attributable to common shareholders	$33,094	$31,726	$33,990	$36,509

Weighted average shares outstanding	28,461	27,519	28,519	27,430

Net income per basic share	$1.16	$1.15	$1.19	$1.33

Diluted
Net income attributable to common shareholders	$33,094	$31,726	$33,990	$36,509

Weighted average shares outstanding	28,461	27,519	28,519	27,430

Potential common shares - treasury method	1,023	2,369	1,096	2,313

Weighted average shares and potential dilutive shares	29,484	29,888	29,615	29,743

Net income per diluted share	$1.12	$1.06	$1.15	$1.23

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three and six months ended December 31, 2005 and 2004 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended		Six Months Ended

	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Number of shares	819,175	--	418,700	--

Range of exercise price	$20.30-23.40	$--	$21.67-23.40	$--

NOTE 3.    STOCK-BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R was effective for the Company beginning on July 1, 2005 and applied to all outstanding and unvested share-based payment awards at the adoption date. The Company adopted the modified prospective approach as its implementation method under this pronouncement. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards was based on the closing price of the Company's Common Stock on the date of grant. For the quarter ended December 31, 2005, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the quarter, of approximately $1.4 million (approximately $0.9 million, net of taxes) or $0.03 per basic share and diluted share. For the six-month period ended December 31, 2005, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the period, of approximately $2.8 million (approximately $1.9 million, net of taxes) or $0.07 per basic share and $0.06 per diluted share. Included in the $1.4 million and $2.8 million of total costs recorded is a charge of approximately $0.1 million relating to a change in the valuation method of certain restricted stock awards as a result of the adoption of this standard.

      At December 31, 2005, the Company had outstanding stock awards under five share-based compensation plans, which are described in Note 9. For the three and six months ended December 31, 2005, the compensation cost that has been charged against income was $2.6 million and $5.1 million, respectively. For the three and six months ended December 31, 2004, the compensation cost that has been charged against income was $2.0 million and $3.5 million, respectively. The tax benefit related to the compensation cost charged to income for the three and six months ended December 31, 2005 was approximately $0.8 million and $1.6 million, respectively. The tax benefit related to the compensation cost charged to income for the three and six months ended December 31, 2004 was approximately $0.6 million and $1.1 million, respectively.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       On November 16, 2005, the Company granted stock options for an aggregate of 35,000 shares of Common Stock to five non-employee directors under the 2004 Non-Employee Director Plan (the"2004 Director Plan"), which are exercisable three years from the date of grant if such persons continue to serve as a director on that date. The exercise price of those stock options is $19.39 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $7.32 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

      The weighted average grant date fair value of options granted during the six months ended December 31, 2005 were estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on implied volatilities from traded options on the Common Stock, historical volatility of the Common Stock, and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Six Months Ended
December 31, 2005

Expected dividend yield	0.00%
Expected price volatility	35.00%
Risk-free interest rate	4.03% - 4.09%
Expected life of options in years	5

      A summary of stock option activity under the Company's share-based compensation plans for the six months ended December 31, 2005 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(000)	Price	Term	(000)

Outstanding at July 1, 2005	3,221	$13.65
New grants	455	$23.08
Exercised	(63)	$11.75
Forfeited or expired	(9)	$16.73

Outstanding at December 31, 2005	3,604	$14.87	6.0	$24,307

Exercisable at December 31, 2005	2,729	$12.95	5.1	$23,647

(1)  The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

      The total intrinsic value of stock options exercised during the six months ended December 31, 2005 and 2004, based upon the average market price during the period, was approximately $0.6 million and $3.7 million, respectively.

      On August 10, 2005, in recognition of individual performance for the year ended June 30, 2005, the Board granted 195,949 shares of performance-based restricted stock to 118 managerial employees, one third of which vests two years from the date of grant and the remaining two thirds vest three years from the date of grant if the Company achieves a 10% cumulative average annualized increase in earnings per share, excluding any one-time or extraordinary events (as determined by the compensation committee of the Board), over the relevant measurement periods. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the two- and three-year vesting periods using the graded vesting method.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      A summary of the Company's restricted stock activity for the six months ended December 31, 2005, is presented below:

		Weighted Average
	Shares	Grant-Date
Restricted Stock	(000)	Fair Value

Non-vested at July 1, 2005	695	$19.73
Granted	197	$23.40
Vested	(62)	$23.39
Forfeited	(3)	$19.16

Non-vested at December 31, 2005	827	$22.32

      As of December 31, 2005, there were approximately $17.5 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's stock plans. Those costs are expected to be recognized over a weighted-average period of approximately three years.

      Prior to July 1, 2005, the Company accounted for its stock incentive plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no employee compensation costs were required to be recognized for the periods presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option compensation for the three and six months ended December 31, 2004:

(Amounts in thousands, except per share data)	December 31, 2004

	Three Months Ended	Six Months Ended

Net income as reported	$31,726	$36,509
Add: Restricted stock-based employee compensation costs, net of tax, currently included in net income	1,310	2,392
Less: Stock-based employee compensation expense, net of tax, determined under fair value-based method	2,197	4,165

Pro forma net income	$30,839	$34,736

Net income per common share
Basic
As reported	$1.15	$1.33
Pro forma	$1.12	$1.27
Diluted
As reported	$1.06	$1.23
Pro forma	$1.03	$1.17

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

Inventory Costs - An Amendment of ARB No. 43, Chapter 4

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on July 1, 2005. The adoption of SFAS 151 did not have an impact on the Company's results of operations, financial position or cash flows.

NOTE 5.    INVENTORIES

      The components of inventory were as follows:

	December 31,	June 30,
(Dollars in thousands)	2005	2005

Raw materials and components	$51,797	$51,999
Work in progress	24,753	43,037
Finished goods	150,711	178,307

Total	$227,261	$273,343

NOTE 6.    SHORT-TERM DEBT

      The Company has a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit (the "Credit Facility"). On November 2, 2005, the Company entered into an amendment to the Credit Facility that (i) extends the maturity of the Credit Facility to December 2010 from June 2009, (ii) reduces the interest rates and commitment fees based on the Company's debt service coverage ratio, (iii) permits the Company to increase the size of the Credit Facility by up to $100 million without entering into a formal amendment requiring the consent of all of the banks, and (iv) permits the Company to pay cash dividends on the Common Stock, repurchase Common Stock or make other distributions to the common shareholders if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30 and at least $35 million from December 1 to May 31.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank pari passu, or equal in right of payment, with the Company's remaining 11 3/4% Senior Secured Notes due 2011 (the "11 3/4 % Senior Notes") and rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

      The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three-month period ended December 31, 2005. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the November 2005 amendment to the Credit Facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.00% to 1.75% from a range of 1.50% to 2.25% for LIBOR loans, and to 0% from a range of 0% to 0.50% for prime rate loans. As of December 31, 2005, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

      As of December 31, 2005, the Company had approximately $20 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $48 million in outstanding borrowings under the Credit Facility at June 30, 2005. As of December 31, 2005, the Company had approximately $142 million of eligible receivables and inventories available as collateral under the Credit Facility, resulting in remaining borrowing availability of approximately $117 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings during the months of December, January and February.

NOTE 7.    LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

(Dollars in thousands)	December 31,	June 30,
Description	2005	2005

11 3/4% Senior Secured Notes due May 2011	$8,802	$8,802
7 3/4% Senior Subordinated Notes due January 2014	225,000	225,000

Total	$233,802	$233,802
Less: Current portion of long-term debt	8,802	--

Total long-term debt	$225,000	$233,802

      Redemption of 11 3/4% Senior Notes. On November 2, 2005, the Board authorized the Company's redemption of the remaining $8.8 million aggregate principal amount of 11 3/4% Senior Notes when such notes are redeemable on February 1, 2006 at the redemption price of 105.875% of their par amount plus accrued interest. On December 23, 2005, the Company issued a notice to the trustee under the indentures calling for the redemption of the remaining $8.8 million aggregate principal amount of 11 3/4% Senior Notes effective February 1, 2006. The redemption price was 105.875% of the principal amount, plus accrued interest and the redemption date was February 1, 2006. The Company utilized borrowings under the Credit Facility to repurchase the 11 3/4% Senior Notes. As a result of this transaction, the Company will incur a pre-tax charge of approximately $0.5 million related to the early extinguishment of the remaining 11 3/4% Senior Notes in the third quarter ending March 31, 2006.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    COMMITMENTS AND CONTINGENCIES

      At December 31, 2005, the Company had commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $40.0 million through 2010 compared with $33.8 million at June 30, 2005.

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

      Assets held for sale on the consolidated balance sheet at June 30, 2005, relate to the Company's former corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida (the "Miami Lakes Facility"). The sale of the Miami Lakes Facility closed on August 1, 2005 and the Company received approximately $9.9 million in net proceeds relating to the sale of the Miami Lakes Facility and associated equipment.

      In September 2005, the Company entered into an operating lease for approximately 35,000 square feet of office space in Miramar, Florida. The term of the lease commenced on December 1, 2005 and expires on May 31, 2011. Aggregate payments under this lease are approximately $4.7 million through the term of the lease.

      In August 2005, a wholly-owned subsidiary of the Company acquired certain assets, including inventory and certain intangibles of the distributor of Elizabeth Arden brands in the People's Republic of China in order to operate the business in China. The purchase price was approximately $4.5 million, comprised of $2.6 million payable in cash, of which approximately $1.6 million was paid as of December 31, 2005, and $1.9 million of which was credited against an account receivable due a subsidiary of the Company. The purchase price was allocated as follows: $2.0 million for inventory, $0.2 million for fixed assets and $2.3 million for intangible assets. The allocation of purchase price is preliminary and the Company is continuing to evaluate the final allocation of the purchase price. Net sales and operating income related to the Chinese operations were not significant to the overall consolidated results for the three and six months ended December 31, 2005.

      In January 2006, a wholly-owned subsidiary of the Company acquired certain assets, including inventory, retailer fixtures and other fixed assets and certain intangibles of the distributor of the Elizabeth Arden brands in Taiwan in order to operate the business in Taiwan. The purchase price was approximately $3.2 million, comprised of $2.1 million payable in cash, of which approximately $0.5 million was paid in January 2006 and $1.1 million was credited against an account receivable due a subsidiary of the Company.

      In October 2005, the Company received a demand from a licensee of certain of the Company's patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. The Company believes that it has not breached the license agreement and that the licensee is obligated to continue to make royalty payments. The Company is not able to determine the ultimate outcome of this dispute or estimate the possible loss or range of loss relating to the licensee's claim.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      As of December 31, 2005, the Company had notional amounts of 28.8 million Euros and 16.8 million British pounds under foreign currency contracts that expire between January 31, 2006 and June 29, 2007 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At December 31, 2005, the unrealized gain, net of taxes, associated with these contracts of approximately $3.0 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, incurred during the three and six months ended December 31, 2005, was approximately $33,500 and approximately $13,800, respectively. In addition, as of December 31, 2005, the Company had 9.5 million Euros under foreign currency contracts that expire on January 31, 2006 to reduce exposure of the Company's foreign subsidiaries net balance sheet to fluctuations in foreign currency rates.

      In addition, during December 2005, the Company entered into and settled 13.6 million Euros and 6.1 British pounds under foreign currency contracts to reduce exposure of the Company's foreign subsidiaries net balance sheet to fluctuations in foreign currency rates. The realized gain, net of taxes, recognized during the three and six months ended December 31, 2005 was approximately $0.4 million.

      The Company does not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that the Company's hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

NOTE 9.     SHAREHOLDERS' EQUITY

Stock Incentive Plans and Awards

      At December 31, 2005, the Company had outstanding stock awards under five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Director Plan) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Incentive Plan). All five plans were adopted by the Board and approved by the Company's shareholders. The shareholders of the Company approved the 2004 Incentive Plan on June 22, 2004, as there remained no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

      The 2004 Director Plan authorizes the Company to grant non-qualified stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholder meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. At December 31, 2005, 280,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On November 30, 2005, a purchase of Common Stock occurred under this plan for 49,961 shares. Beginning in the three-month period ending September 30, 2005, the Company began expensing the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For the three and six months ended December 31, 2005, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.3 million, respectively. The next purchase under the ESPP will be consummated on June 1, 2006.

      For information on stock option and restricted stock grants during the six months ended December 31, 2005, see Note 3. There were no stock option or restricted stock grants during the six months ended December 31, 2004.

      In March 2005, the Board approved the granting of up to 423,800 shares of market-based restricted stock ("MBRS"). As a result of such approval, the Company issued 410,800 shares of MBRS to 17 managerial employees. The MBRS will only vest if the Company's total shareholder return surpasses the total shareholder return of the Russell 2000 Index over a three, four, five or six-year period from the date of grant, in which case the MBRS will vest at that time. On the date of issuance, these grants were recorded as unearned deferred compensation in shareholders' equity in the amount of approximately $9.6 million and are being amortized over a six-year vesting period. Upon adoption of SFAS 123R on July 1, 2005, the Company revalued the MBRS using a Monte Carlo simulation model using the assumptions presented below:

Three Months Ended
September 30, 2005

Expected dividend yield	0.00%
Expected price volatility	40.00%
Risk-free interest rate	3.72%
Derived service period in years	3

Repurchase of Common Stock.

      On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40 million of Common Stock through March 31, 2007. As of December 31, 2005, the Company repurchased 375,336 shares of Common Stock on the open market at a cost of $7.2 million, including sales commissions. These repurchases are accounted for under the treasury method.

Amendment to Articles of Incorporation.

      At the annual shareholders meeting held on November 16, 2005, the shareholders of the Company approved the Amended and Restated Articles of Incorporation, which eliminated the Series D convertible preferred stock and reinstituted the Board's authority to determine the designations, preferences, limitations and other rights of the serial preferred stock. The Series D convertible preferred stock had been authorized in connection with the acquisition of the Elizabeth Arden business in January 2001 but there were no outstanding shares at the time of the amendment.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements as of December 31, 2005 and for the three- and six- month periods then ended, and as of June 30, 2005, show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes which were issued in January 2001 to finance a portion of the purchase price for the acquisition of the Elizabeth Arden business plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The following condensed financial statements for the three and six month period ended December 31, 2004 show the consolidated financial statements of the Company, and, in separate financial statements, (i) the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes plus, in each case, the financial statements of non-guarantors entities, elimination adjustments and the consolidated total, and (ii) the financial statements of those subsidiaries that are guarantors of the 11 3/4% Senior Notes. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc. and Elizabeth Arden (Zug) GmbH, are guarantors of the 11 3/4% Senior Notes. DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$17	$20,141	$86	$713	$20,957
Accounts receivable, net	120,624	101,315	--	--	221,939
Inventories	140,926	86,335	--	--	227,261
Intercompany receivable	101,315	128,961	331,590	(561,866)	--
Deferred income taxes	5,767	1,704	--	8	7,479
Prepaid expenses and other assets	7,302	14,851	31	24	22,208

Total current assets	375,951	353,307	331,707	(561,121)	499,844

Property and equipment, net	20,114	12,511	--	--	32,625

Other Assets:
Investment in subsidiaries	28,931	--	--	(28,931)	--
Exclusive brand licenses, trademarks and intangibles, net	18,050	7,703	159,155	--	184,908
Debt financing costs, net	7,503	--	--	--	7,503
Other assets	247,966	(257,011)	9,136	1,014	1,105

Total other assets	302,450	(249,308)	168,291	(27,917)	193,516

Total assets	$698,515	$116,510	$499,998	$(589,038)	$725,985

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$20,474	$--	$--	$--	$20,474
Accounts payable - trade	81,694	17,019	--	5	98,718
Intercompany payable	30,352	261,169	268,747	(560,268)	--
Other payables and accrued expenses	41,284	27,658	1,568	(1)	70,509
Current portion of long-term debt	8,802	--	--	--	8,802

Total current liabilities	182,606	305,846	270,315	(560,264)	198,503

Long-term debt, net	225,000	--	--	--	225,000
Deferred income taxes and other	(2,222)	5,966	5,450	157	9,351

Total liabilities	405,384	311,812	275,765	(560,107)	432,854

Shareholders' Equity
Common stock	296	--	--	--	296
Additional paid-in capital	244,432	(247,812)	247,106	706	244,432
Retained earnings (accumulated deficit)	49,537	45,916	(22,873)	(23,043)	49,537
Treasury Stock	(7,233)	--	--	--	(7,233)
Accumulated other comprehensive income	6,099	6,594	--	(6,594)	6,099

Total shareholders' equity	293,131	(195,302)	224,233	(28,931)	293,131

Total liabilities and shareholders' equity	$698,515	$116,510	$499,998	$(589,038)	$725,985

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2005

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$17	$20,197	$30	$713	$20,957
Accounts receivable, net	120,624	101,315	--	--	221,939
Inventories	140,926	86,335	--	--	227,261
Intercompany receivable	101,315	381,613	78,937	(561,865)	--
Deferred income taxes	5,767	1,704	--	8	7,479
Prepaid expenses and other assets	7,302	14,839	43	24	22,208

Total current assets	375,951	606,003	79,010	(561,120)	499,844

Property and equipment, net	20,114	12,511	--	--	32,625

Other Assets:
Investment in subsidiaries	28,931	--	--	(28,931)	--
Exclusive brand licenses, trademarks and intangibles, net	18,050	2,258	164,600	--	184,908
Debt financing costs, net	7,503	--	--	--	7,503
Other assets	247,966	(257,011)	9,136	1,014	1,105

Total other assets	302,450	(254,753)	173,736	(27,917)	193,516

Total assets	$698,515	$363,761	$252,746	$(589,037)	$725,985

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$20,474	$--	$--	$--	$20,474
Accounts payable - trade	81,694	17,017	2	5	98,718
Intercompany payable	30,352	253,042	276,873	(560,267)	--
Other payables and accrued expenses	41,284	27,658	1,569	(2)	70,509
Current portion of long-term debt	8,802	--	--	--	8,802

Total current liabilities	182,606	297,717	278,444	(560,264)	198,503

Long-term debt, net	225,000	--	--	--	225,000
Deferred income taxes and other	(2,222)	12,690	(1,275)	158	9,351

Total liabilities	405,384	310,407	277,169	(560,106)	432,854

Shareholders' Equity
Common stock	296	--	--	--	296
Additional paid-in capital	244,432	(749)	43	706	244,432
Retained earnings (accumulated deficit)	49,537	47,518	(24,475)	(23,043)	49,537
Treasury Stock	(7,233)	--	--	--	(7,233)
Accumulated other comprehensive income	6,099	6,585	9	(6,594)	6,099

Total shareholders' equity	293,131	53,354	(24,423)	(28,931)	293,131

Total liabilities and shareholders' equity	$698,515	$363,761	$252,746	$(589,037)	$725,985

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,409	$18,864	$43	$--	$25,316
Accounts receivable, net	77,064	72,901	--	--	149,965
Inventories	191,693	81,650	--	--	273,343
Intercompany receivable	77,757	111,059	319,783	(508,599)	--
Deferred income taxes	17,797	1,119	--	(819)	18,097
Prepaid expenses and other assets	5,412	13,260	--	--	18,672
Assets held for sale	9,719	--	--	--	9,719

Total current assets	385,851	298,853	319,826	(509,418)	495,112

Property and equipment, net	17,356	11,828	--	--	29,184

Other Assets:
Investment in subsidiaries	9,312	--	--	(9,312)	--
Exclusive brand licenses, trademarks and intangibles, net	20,870	5,502	160,155	--	186,527
Debt financing costs, net	7,905	--	--	--	7,905
Other assets	262,200	(259,196)	9,136	(10,971)	1,169

Total other assets	300,287	(253,694)	169,291	(20,283)	195,601

Total assets	$703,494	$56,987	$489,117	$(529,701)	$719,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$47,700	$--	$--	$--	$47,700
Accounts payable - trade	98,355	9,757	--	--	108,112
Intercompany payable	18,705	225,617	264,271	(508,593)	--
Other payables and accrued expenses	34,533	29,238	(94)	(5)	63,672

Total current liabilities	199,293	264,612	264,177	(508,598)	219,484

Long-term debt	233,802	--	--	--	233,802
Deferred income taxes and other	11,199	4,268	3,735	(11,791)	7,411

Total liabilities	444,294	268,880	267,912	(520,389)	460,697

Shareholders' Equity
Common stock	293	--	--	--	293
Additional paid-in capital	249,919	(250,969)	250,279	690	249,919
Retained earnings (accumulated deficit)	15,547	33,225	(29,074)	(4,151)	15,547
Accumulated other comprehensive income	5,730	5,851	--	(5,851)	5,730
Unearned deferred compensation	(12,289)	--	--	--	(12,289)

Total shareholders' equity	259,200	(211,893)	221,205	(9,312)	259,200

Total liabilities and shareholders' equity	$703,494	$56,987	$489,117	$(529,701)	$719,897

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2005

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,409	$18,857	$50	$--	$25,316
Accounts receivable, net	77,064	72,901	--	--	149,965
Inventories	191,693	81,650	--	--	273,343
Intercompany receivable	77,757	361,951	68,891	(508,599)	--
Deferred income taxes	17,797	1,119	--	(819)	18,097
Prepaid expenses and other assets	5,412	13,260	--	--	18,672
Assets held for sale	9,719	--	--	--	9,719

Total current assets	385,851	549,738	68,941	(509,418)	495,112

Property and equipment, net	17,356	11,828	--	--	29,184

Other Assets:
Investment in subsidiaries	9,312	--	--	(9,312)	--
Exclusive brand licenses, trademarks and intangibles, net	20,870	54	165,603	--	186,527
Debt financing costs, net	7,905	--	--	--	7,905
Other assets	262,200	(259,196)	9,136	(10,971)	1,169

Total other assets	300,287	(259,142)	174,739	(20,283)	195,601

Total assets	$703,494	$302,424	$243,680	$(529,701)	$719,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$47,700	$--	$--	$--	$47,700
Accounts payable - trade	98,355	9,757	--	--	108,112
Intercompany payable	18,705	217,542	272,346	(508,593)	--
Other payables and accrued expenses	34,533	29,239	(94)	(6)	63,672

Total current liabilities	199,293	256,538	272,252	(508,599)	219,484

Long-term debt	233,802	--	--	--	233,802
Deferred income taxes and other	11,199	9,210	(1,208)	(11,790)	7,411

Total liabilities	444,294	265,748	271,044	(520,389)	460,697

Shareholders' Equity
Common stock	293	--	--	--	293
Additional paid-in capital	249,919	(734)	44	690	249,919
Retained earnings (accumulated deficit)	15,547	31,568	(27,417)	(4,151)	15,547
Accumulated other comprehensive income	5,730	5,842	9	(5,851)	5,730
Unearned deferred compensation	(12,289)	--	--	--	(12,289)

Total shareholders' equity	259,200	36,676	(27,364)	(9,312)	259,200

Total liabilities and shareholders' equity	$703,494	$302,424	$243,680	$(529,701)	$719,897

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$231,930	$113,963	$4,913	$(4,913)	$345,893
Cost of sales	147,277	52,856	--	--	200,133

Gross profit	84,653	61,107	4,913	(4,913)	145,760

Selling, general and administrative costs	50,825	40,364	(171)	(4,913)	86,105
Depreciation and amortization	2,911	1,753	712	--	5,376

Income from operations	30,917	18,990	4,372	--	54,279
Other expense (income):
Interest expense (income)	6,665	426	(429)	--	6,662
Other	(19,476)	135	2,352	16,989	--

Income before income taxes	43,728	18,429	2,449	(16,989)	47,617
Provision for income taxes	10,634	3,004	885	--	14,523

Net income	$33,094	$15,425	$1,564	$(16,989)	$33,094

Statement of Operations	Six Months Ended December 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$378,984	$194,287	$8,402	$(8,402)	$573,271
Cost of sales	244,708	93,737	--	--	338,445

Gross profit	134,276	100,550	8,402	(8,402)	234,826

Selling, general and administrative costs	93,971	77,523	(597)	(8,402)	162,495
Depreciation and amortization	5,893	3,333	1,423	--	10,649

Income from operations	34,412	19,694	7,576	--	61,682
Other expense (income):
Interest expense (income)	12,790	871	(885)	--	12,776
Other	(22,679)	295	3,717	18,667	--

Income before income taxes	44,301	18,528	4,744	(18,667)	48,906
Provision for income taxes	10,311	2,890	1,715	--	14,916

Net income	$33,990	$15,638	$3,029	$(18,667)	$33,990

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2005

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$231,930	$113,963	$4,913	$(4,913)	$345,893
Cost of sales	147,277	52,856	--	--	200,133

Gross profit	84,653	61,107	4,913	(4,913)	145,760

Selling, general and administrative costs	50,825	40,371	(178)	(4,913)	86,105
Depreciation and amortization	2,911	1,752	713	--	5,376

Income from operations	30,917	18,984	4,378	--	54,279
Other expense (income):
Interest expense (income)	6,665	(2,061)	2,058	--	6,662
Other	(19,476)	135	2,352	16,989	--

Income before income taxes	43,728	20,910	(32)	(16,989)	47,617
Provision for income taxes	10,634	3,882	7	--	14,523

Net income (loss)	$33,094	$17,028	$(39)	$(16,989)	$33,094

Statement of Operations	Six Months Ended December 31, 2005

	Company	Non- Guarantors	11 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$378,984	$194,287	$8,402	$(8,402)	$573,271
Cost of sales	244,708	93,737	--	--	338,445

Gross profit	134,276	100,550	8,402	(8,402)	234,826

Selling, general and administrative costs	93,971	77,529	(603)	(8,402)	162,495
Depreciation and amortization	5,893	3,329	1,427	--	10,649

Income from operations	34,412	19,692	7,578	--	61,682
Other expense (income):
Interest expense (income)	12,790	(4,173)	4,159	--	12,776
Other	(22,679)	295	3,717	18,667	--

Income (loss) before income taxes	44,301	23,570	(298)	(18,667)	48,906
Provision for (benefit from) income taxes	10,311	4,672	(67)	--	14,916

Net income (loss)	$33,990	$18,898	$(231)	$(18,667)	$33,990

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$218,078	$104,873	$5,391	$(5,391)	$322,951
Cost of sales	135,571	45,777	--	--	181,348

Gross profit	82,507	59,096	5,391	(5,391)	141,603

Selling, general and administrative costs	50,711	39,033	(409)	(5,391)	83,944
Depreciation and amortization	3,316	1,457	676	--	5,449

Income from operations	28,480	18,606	5,124	--	52,210
Other expense (income):
Interest expense (income)	6,249	707	(682)	--	6,274
Other	(20,420)	87	2,597	17,736	--

Income before income taxes	42,651	17,812	3,209	(17,736)	45,936
Provision for income taxes	10,925	3,285	--	--	14,210

Net income	$31,726	$14,527	$3,209	$(17,736)	$31,726

Statement of Operations	Six Months Ended December 31, 2004

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$355,890	$179,217	$8,988	$(8,988)	$535,107
Cost of sales	224,574	79,419	--	--	303,993

Gross profit	131,316	99,798	8,988	(8,988)	231,114

Selling, general and administrative costs	91,753	72,961	(824)	(8,988)	154,902
Depreciation and amortization	6,662	2,963	1,357	--	10,982

Income from operations	32,901	23,874	8,455	--	65,230
Other expense (income):
Interest expense (income)	12,227	1,385	(1,353)	--	12,259
Other	(28,296)	223	4,093	23,980	--

Income before income taxes	48,970	22,266	5,715	(23,980)	52,971
Provision for income taxes	12,461	4,001	--	--	16,462

Net income	$36,509	$18,265	$5,715	$(23,980)	$36,509

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2004

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Net sales	$218,078	$104,873	$5,391	$(5,391)	$322,951
Cost of sales	135,571	45,777	--	--	181,348

Gross profit	82,507	59,096	5,391	(5,391)	141,603

Selling, general and administrative costs	50,711	38,987	(363)	(5,391)	83,944
Depreciation and amortization	3,316	1,456	677	--	5,449

Income from operations	28,480	18,653	5,077	--	52,210
Other expense (income):
Interest expense (income)	6,249	(3,497)	3,522	--	6,274
Other	(20,420)	87	2,597	17,736	--

Income (loss) before income taxes	42,651	22,063	(1,042)	(17,736)	45,936
Provision for income taxes	10,925	3,285	--	--	14,210

Net income (loss)	$31,726	$18,778	$(1,042)	$(17,736)	$31,726

Statement of Operations	Six Months Ended December 31, 2004

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Net sales	$355,890	$179,217	$8,988	$(8,988)	535,107
Cost of sales	224,574	79,419	--	--	303,993

Gross profit	131,316	99,798	8,988	(8,988)	231,114

Selling, general and administrative costs	91,753	72,911	(774)	(8,988)	154,902
Depreciation and amortization	6,662	2,960	1,360	--	10,982

Income from operations	32,901	23,927	8,402	--	65,230
Other expense (income):
Interest expense (income)	12,227	(7,046)	7,078	--	12,259
Other	(28,296)	223	4,093	23,980	--

Income (loss) before income taxes	48,970	30,750	(2,769)	(23,980)	52,971
Provision for income taxes	12,461	4,001	--	--	16,462

Net income (loss)	$36,509	26,749	$(2,769)	$(23,980)	$36,509

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Six Months Ended December 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$36,130	$(10,845)	$7,374	$(1,520)	$31,139

Investing activities:
Additions to property and equipment	(6,961)	(3,944)	--	--	(10,905)
Proceeds from disposals of property and equipment	9,945	--	--	--	9,945
Acquisition of assets	--	(1,583)	--	--	(1,583)

Net cash provided by (used in) investing activities	2,984	(5,527)	--	--	(2,543)

Financing activities:
Payments on short-term debt	(27,226)	--	--	--	(27,226)
Proceeds from the exercise of stock options	773	--	--	--	773
Proceeds from employee stock purchase plan	808	--	--	--	808
Repurchase of common stock	(7,233)	--	--	--	(7,233)
Net change in intercompany obligations	(12,552)	17,650	(7,331)	2,233	--

Net cash (used in) provided by financing activities	(45,430)	17,650	(7,331)	2,233	(32,878)

Effect of exchange rate changes on cash and cash equivalents	(77)	--	--	--	(77)
Net (decrease) increase in cash and cash equivalents	(6,393)	1,278	43	713	(4,359)
Cash and cash equivalents at beginning of period	6,410	18,863	43	--	25,316

Cash and cash equivalents at end of period	$17	$20,141	$86	$713	$20,957

Statement of Cash Flows	Six Months Ended December 31, 2005

	Company	Non- Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$36,130	$(8,969)	$5,498	$(1,520)	$31,139

Investing activities:
Additions to property and equipment	(6,961)	(3,944)	--	--	(10,905)
Proceeds from disposals of property and equipment	9,945	--	--	--	9,945
Acquisition of assets	--	(1,583)	--	--	(1,583)

Net cash provided by (used in) investing activities	2,984	(5,527)	--	--	(2,543)

Financing activities:
Payments on short-term debt	(27,226)	--	--	--	(27,226)
Proceeds from the exercise of stock options	773	--	--	--	773
Proceeds from employee stock purchase plan	808	--	--	--	808
Repurchase of common stock	(7,233)	--	--	--	(7,233)
Net change in intercompany obligations	(12,552)	15,837	(5,518)	2,233	--

Net cash (used in) provided by financing activities	(45,430)	15,837	(5,518)	2,233	(32,878)

Effect of exchange rate changes on cash and cash equivalents	(77)	--	--	--	(77)
Net (decrease) increase in cash and cash equivalents	(6,393)	1,341	(20)	713	(4,359)
Cash and cash equivalents at beginning of period	6,410	18,856	50	--	25,316

Cash and cash equivalents at end of period	$17	$20,197	$30	$713	$20,957

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Six Months Ended December 31, 2004

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$150	$(5,672)	$7,918	$(4)	$2,392

Investing activities:
Additions to property and equipment	(3,856)	(4,850)	--	--	(8,706)

Net cash used in investing activities	(3,856)	(4,850)	--	--	(8,706)

Financing activities:
Proceeds from short-term debt	17,196	--	--	--	17,196
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	3,015	--	--	--	3,015
Proceeds from issuance of common stock for Employee stock purchase plan	810	--	--	--	810
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(12,244)	20,097	(7,857)	4	--

Net cash provided by (used in) financing activities	3,942	20,097	(7,857)	4	16,186

Effect of exchange rate changes on cash and cash equivalents	945	--	--	--	945
Net increase in cash and cash equivalents	1,181	9,575	61	--	10,817
Cash and cash equivalents at beginning of period	7,251	16,202	41	--	23,494

Cash and cash equivalents at end of period	$8,432	$25,777	$102	$--	$34,311

Statement of Cash Flows	Six Months Ended December 31, 2004

	Company	Non-Guarantors	11 3/4% Senior Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) used in operating activities	$150	$6,797	$(4,551)	$(4)	$2,392

Investing activities:
Additions to property and equipment	(3,856)	(4,850)	--	--	(8,706)

Net cash used in investing activities	(3,856)	(4,850)	--	--	(8,706)

Financing activities:
Proceeds from short-term debt	17,196	--	--	--	17,196
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	3,015	--	--	--	3,015
Proceeds from issuance of common stock for employee stock purchase plan	810	--	--	--	810
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(12,244)	7,673	4,567	4	--

Net cash provided by financing activities	3,942	7,673	4,567	4	16,186

Effect of exchange rate changes on cash and cash equivalents	945	--	--	--	945
Net increase in cash and cash equivalents	1,181	9,620	16	--	10,817
Cash and cash equivalents at beginning of period	7,251	16,213	30	--	23,494

Cash and cash equivalents at end of period	$8,432	$25,833	$46	$--	$34,311

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

Overview

      For the three- and six-month periods ended December 31, 2005, net sales increased 7.1% compared to the three- and six-month periods ended December 31, 2004 as a result of initial brand launches, including the fantasy Britney Spears fragrance and the Prevage skin care line, partially offset by the unfavorable impact of foreign exchange rates. In addition, for the six months ended December 31, 2005, net sales of brands initially launched last year were flat as the continued strength and distribution of the curious Britney Spears fragrance in other levels of retail offset the lower sales volume of Elizabeth Arden Provocative Woman, which is not as fully distributed. Gross profit dollars increased from higher sales volumes while gross margins as a percentage of sales decreased to 42.1% and 41.0% for the three- and six-month periods ended December 31, 2005, from 43.8% and 43.2% for the three- and six-month periods ended December 31, 2004, respectively, primarily due to higher costs on new product launches and retailer mix. Selling, general and administrative expenses increased 2.6% and 4.9% for the three- and six-month periods ended December 31, 2005 compared to the three- and six-month periods ended December 31, 2004, primarily due to the adverse impact of foreign currency rates, higher national media advertising costs and higher royalty costs associated with increased sales of licensed brands, partially offset by lower employee-related costs, primarily incentive related, and lower other promotional costs. Cash flow from operations improved by $28.7 million for the six months ended December 31, 2005 as compared to the prior year period, primarily due to working capital initiatives that resulted in a $46.1 million reduction in inventory and a $23.7 million reduction in accounts receivable build-up.

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

      We have determined that the Elizabeth Arden trademarks acquired in the January 2001 acquisition of the Elizabeth Arden business have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. In April 2005, we completed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

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

      Hedge Contracts.    Under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we designated each qualifying foreign currency contract we have entered into as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

      Stock-Based Compensation.    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, a standard on accounting for share-based payments that requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R was effective for us beginning July 1, 2005. We have adopted the modified prospective approach as our implementation method under this pronouncement. For the three months ended December 31, 2005 we recorded costs related to this pronouncement of approximately $1.4 million (approximately $0.9 million, net of taxes) or $0.03 per basic and diluted share. For the six months ended December 31, 2005 we recorded costs related to this pronouncement of approximately $2.8 million (approximately $1.9 million, net of taxes) or $0.07 per basic share and $0.06 per diluted share. For the year ended June 30, 2006, the Company is estimating it will record costs related to this pronouncement of approximately $5.7 million ($4.0 million, net of taxes) or $0.13 per diluted share.

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

Results of Operations

      The following discussion compares the historical results of operations for the three and six months ended December 31, 2005 and December 31, 2004. Results of operations, in thousands and as a percentage of net sales, were as follows (percentages may not add due to rounding):

	Three Months Ended				Six Months Ended

	December 31, 2005		December 31, 2004		December 31, 2005		December 31, 2004

Net sales	$345,893	100.0%	$322,951	100.0%	$573,271	100.0%	$535,107	100.0%
Cost of sales	200,133	57.9	181,348	56.2	338,445	59.0	303,993	56.8
Gross profit	145,760	42.1	141,603	43.8	234,826	41.0	231,114	43.2
Selling, general and administrative expenses	86,105	24.9	83,944	26.0	162,495	28.3	154,902	28.9
Depreciation and amortization	5,376	1.6	5,449	1.7	10,649	1.9	10,982	2.1
Income from operations	54,279	15.7	52,210	16.2	61,682	10.8	65,230	12.2
Interest expense, net	6,662	1.9	6,274	1.9	12,776	2.2	12,259	2.3
Income before income taxes	47,617	13.8	45,936	14.2	48,906	8.5	52,971	9.9
Provision for income taxes	14,523	4.2	14,210	4.4	14,916	2.6	16,462	3.1
Net income	33,094	9.6	31,726	9.8	33,990	5.9	36,509	6.8

Other data
EBITDA and EBITDA margin (1)	$59,655	17.2%	$57,659	17.9%	$72,331	12.6%	$76,212	14.2%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended December 31, 2005 Compared to Three Months Ended December 30, 2004. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

      Net Sales.  Net sales increased approximately 7.1% for the three months ended December 31, 2005 over the three months ended December 31, 2004. The sales increase was primarily driven by initial brand launches, including approximately $29 million related to the fantasy Britney Spears fragrance and the Prevage skin care line, partially offset by the unfavorable impact of foreign currency rates. Excluding the impact of foreign currency translation, net sales increased 8.2%. Pricing changes had an immaterial effect on the net sales increase.

      Gross Profit.  Gross profit dollars increased by 2.9% for the three months ended December 31, 2005 over the three months ended December 31, 2004. The increase in gross profit dollars was primarily due to higher sales volumes. Gross margin decreased to 42.1% for the three months ended December 31, 2005, from 43.8% for the three months ended December 31, 2004, due to higher cost of goods on new product launches and retailer mix, as a higher proportion of our sales was promotional-related, and an increase in sales to mass retailers. Additionally, gross margin was adversely affected by the unfavorable impact of foreign currency rates.

      SG&A.  Selling, general and administrative expenses increased 2.6% for the three months ended December 31, 2005 over the three months ended December 31, 2004. The small increase was principally due to the unfavorable impact of foreign currency rates of $3.3 million, a $2.3 million increase in national media advertising and smaller increases in royalty costs associated with licensed brands, partially offset by a $4.7 million decrease in employee-related costs, primarily incentive related, and a $3.3 million reduction of other promotional costs.

      Interest Expense.  Interest expense, net of interest income, increased by approximately 6.2% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase is a result of higher interest rates on our revolving credit facility and interest rate swap agreement.

      Provision for Income Taxes.  The provision for income taxes increased by approximately $0.3 million for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 due to higher income from operations, partially offset by a lower effective tax rate. The effective tax rate for the three months ended December 31, 2005 is 30.5% as compared to 30.9% in the prior year period.

      Net Income.  Net income for the three months ended December 31, 2005 increased by approximately $1.4 million as compared to the three months ended December 31, 2004. The increase was primarily a result of higher income from operations.

      EBITDA.  EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $2.0 million to $59.7 million for the three months ended December 31, 2005 compared to $57.7 million for the three months ended December 31, 2004. The increase in EBITDA was primarily the result of higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

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

      The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2005	December 31, 2004

Net income	$33,094	$31,726
Plus:
Provision for income taxes	14,523	14,210
Interest expense, net	6,662	6,274
Depreciation and amortization	5,376	5,449

EBITDA	$59,655	$57,659

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

      Net Sales.  Net sales increased approximately 7.1% for the six months ended December 31, 2005 over the six months ended December 31, 2004. The sales increase was primarily driven by approximately $41 million of sales related to initial brand launches, including the fantasy Britney Spears fragrance and the Prevage skin care line. In addition, net sales of brands initially launched last year were flat as the continued strength and distribution of the curious Britney Spears fragrance in other levels of retail offset the lower sales volume of Elizabeth Arden Provocative Woman, which is not as fully distributed. There are no assurances these trends will continue. Excluding the impact of foreign currency translation, net sales increased 7.4%. Pricing changes had an immaterial effect on the net sales increase.

      Gross Profit.  Gross profit increased by 1.6% for the six months ended December 31, 2005 over the six months ended December 31, 2004. The increase in gross profit dollars was primarily due to higher sales volumes. Gross margin decreased to 41.0% for the six months ended December 31, 2005, from 43.2% for the six months ended December 31, 2004 due to higher cost of goods on new product launches and product mix, as a higher proportion of our sales were promotional-related, and an increase in sales to mass retailers.

      SG&A.  Selling, general and administrative expenses increased 4.9% for the six months ended December 31, 2005 over the six months ended December 31, 2004. The increase was primarily due to the unfavorable impact of foreign currency rates of $4.3 million, a $2.5 million increase in royalty costs related to higher sales of licensed brands and a $2.4 million increase in national media advertising, partially offset by a $1.2 million decrease in employee-related costs, primarily incentive related, and, a $3.1 million reduction of other promotional costs.

      Interest Expense.  Interest expense, net of interest income, increased by approximately 4.2% for the six months ended December 31, 2005, compared to the six months ended December 31, 2004. The increase is a result of higher interest rates on our revolving credit facility and interest rate swap agreement.

      Provision for Income Taxes.  The provision for income taxes decreased by approximately $1.5 million for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 due to lower income from operations and a lower effective tax rate. The effective tax rate for the six months ended December 31, 2005 is 30.5% as compared to 31.0% in the prior year period.

      Net Income.  Net income for the six months ended December 31, 2005 decreased by approximately $2.5 million as compared to the six months ended December 31, 2004. The decrease was primarily a result of a lower gross margin and higher selling, general and administrative expenses.

      EBITDA.  EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by approximately $3.9 million to $72.3 million for the six months ended December 31, 2005 compared to $76.2 million for the six months ended December 31, 2004. The decrease in EBITDA was primarily the result of a lower gross margin and higher selling, general and administrative expenses.

      The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2005	December 31, 2004

Net income	$33,990	$36,509
Plus:
Provision for income taxes	14,916	16,462
Interest expense, net	12,776	12,259
Depreciation and amortization	10,649	10,982

EBITDA	$72,331	$76,212

Financial Condition

(Amounts in thousands)	Six Months Ended

	December 31, 2005	December 31, 2004

Net cash provided by operating activities	$31,139	$2,392
Net cash used in investing activities	(2,543)	(8,706)
Net cash (used in) provided by financing activities	(32,877)	16,186
Net (decrease) increase in cash and cash equivalents	(4,359)	10,817

      Cash Flows.  Net cash provided by operating activities improved by $28.7 million for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004. The improvement for the six months ended December 31, 2005 is primarily due to an approximately $50 million reduction in inventory, mainly as a result of inventory reduction initiatives, and an approximately $23 million reduction in the build-up of accounts receivable as compared to the prior year, mainly as a result of timing of sales, partially offset by a decrease in payables and an increase in prepaid expenses.

      For the six months ended December 31, 2005, net cash used in investing activities was $2.5 million as compared to net cash used in investing activities for the six months ended December 31, 2004 of $8.7 million. The decrease in net cash used in investing activities is a result of the sale of the Miami Lakes facility and related equipment that closed on August 1, 2005 and resulted in approximately $9.9 million of cash proceeds.

      Net cash used in financing activities increased by approximately $49 million for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004. The increase in net cash used in financing activities for the six months ended December 31, 2005 was primarily due to payments on the credit facility, due to a decrease in working capital requirements, partially offset by repurchases of common stock.

      Interest paid during the six months ended December 31, 2005 included an $8.6 million interest payment on the 7 3/4% senior subordinated notes that covered the period from February 16, 2005 through August 15, 2005. Interest paid during the six months ended December 31, 2004 included a $9.6 million interest payment on the 7 3/4% senior subordinated notes that covered the period from the January 13, 2004 date of issuance through August 15, 2004.

      Future Liquidity and Capital Needs.  Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, new product launches, additional brand acquisitions or product distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase our common stock. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

      We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which provides for borrowings on a revolving basis of up to $200 million with a $25 million sublimit for letters of credit. On November 2, 2005, we entered into an amendment to the credit facility that (i) extends the maturity of the credit facility to December 2010 from June 2009, (ii) reduces the interest rates and commitment fees based on our debt service coverage ratio, (iii) permits us to increase the size of the credit facility by up to $100 million without the consent of all of the banks, and (iv) permits us to pay cash dividends on the common stock, repurchase common stock or make other distributions to the common shareholders if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30 and at least $35 million from December 1 to May 31. The credit facility is guaranteed by all of our U.S. subsidiaries. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the our U.S. accounts receivable and inventory. Our obligations under the credit facility rank senior to our 7 3/4% Senior Subordinated Notes due 2014.

      The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three- and six-month periods ended December 31, 2005. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

      Borrowings under the revolving credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the November 2005 amendment to the credit facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.00% to 1.75% from a range of 1.50% to 2.25% for LIBOR loans, and to 0% from a range of 0% to 0.50% for prime rate loans. As of December 31, 2005, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

      Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, we may not remain in compliance with the debt service coverage ratio and would not be allowed to borrow under the credit facility. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default on our senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of December 31, 2005, we had $20 million in outstanding borrowings and approximately $4 million in letters of credits under our credit facility and approximately $142 million of eligible receivables and inventories available as collateral under the credit facility, resulting in remaining borrowing availability of approximately $117 million.

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

     Repurchase of Common Stock.  On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through March 31, 2007. As of December 31, 2005, we repurchased 375,336 shares of Common Stock on the open market at a cost of $7.2 million, including sales commission.

      Redemption of 11 3/4% Senior Notes.  On November 2, 2005, our board of directors authorized us to redeem the remaining $8.8 million aggregate principal amount of 11 3/4% senior notes when such notes are redeemable on February 1, 2006 at the redemption price of 105.875% of their par amount plus accrued interest. On December 23, 2005, we issued a notice to the trustee under the indentures calling for the redemption of the remaining $8.8 million aggregate principal amount of 11 3/4% senior notes effective February 1, 2006. The redemption price was 105.875% of the principal amount, plus accrued interest and the redemption date was February 1, 2006. We utilized borrowings under the Credit Facility to repurchase the 11 3/4% senior notes. As a result of this transaction, we will incur a pre-tax charge of approximately $0.5 million related to the early extinguishment of the remaining 11 3/4% senior notes in the third quarter ending March 31, 2006.

      Contractual Obligations.  At December 31, 2005, we had commitments to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $40.0 million through 2010 compared with $33.8 million through 2010 at June 30, 2005.

      In September 2005, the Company entered into a lease for approximately 35,000 square feet of office space in Miramar, Florida. The term of the lease commenced on December 1, 2005 and expires on May 31, 2011. Aggregate payments under this lease are approximately $4.7 million through the term of the lease.

Recently Adopted Accounting Pronouncements and Recent Legislation

American Jobs Creation Act of 2004

      In October 2004, the American Jobs Creation Act of 2004 was signed into law. This act contains a number of provisions that might affect our future effective tax rate. A significant provision of this act allows us to elect to deduct from our taxable income 85% of certain eligible dividends received by us from our non-U.S. subsidiaries before either the year ended June 30, 2005 or the year ending June 30, 2006, if those dividends are reinvested in the U.S. for eligible purposes under this act. Another significant provision replaces the extraterritorial income exclusion with a domestic manufacturing deduction. In September 2005, we repatriated $3.2 million of undistributed international earnings from a foreign subsidiary. In anticipation of making such repatriation, we accrued a net provision of $146,000 for estimated deferred taxes during the year ended June 30, 2005.

Inventory Costs - An Amendment of ARB No. 43, Chapter 4

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4." SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 on July 1, 2005. The adoption of SFAS 151 did not have an impact on results of operations, financial position or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      As of December 31, 2005, we had $20 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. In the short term, this will provide us with a lower level of interest expense related to a portion of the 7 3/4% senior subordinated notes based on current LIBOR rates; however, over the life of the notes, interest expense may be greater than 7 3/4% based upon fluctuations in LIBOR. In the event of an adverse change in interest rates, our results could be negatively affected. We can terminate the swap at our option at any time and the counter party can call the swap any time after January 2009. We designated the swap as a fair value hedge.

Foreign Currency Risk

      We sell our products in approximately 90 countries around the world. During the three- and six-month periods ended December 31, 2005, we derived approximately 33% and 35%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits.

Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" in our consolidated balance sheets.

      As of December 31, 2005, we had notional amounts of 28.8 million Euros and 16.8 million British pounds under foreign currency contracts that expire between January 31, 2006 and June 29, 2007 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At December 31, 2005, the unrealized gain, net of taxes associated with these contracts of approximately $3.0 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, incurred during the three and six months ended December 31, 2005, was approximately $33,500 and approximately $13,800, respectively.

      In addition, during December 2005, we entered into and settled 13.6 million Euros and 6.1 British pounds under foreign currency contracts to reduce exposure of our foreign subsidiaries net balance sheet to fluctuations in foreign currency rates. The realized gain, net of taxes, recognized during the three and six months ended December 31, 2005 was approximately $0.4 million.

      We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

      The Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

      There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      This table provides information with respect to purchases by the Company of shares of its common stock, $01. par value per share, "Common Stock" during the three months ended December 31, 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	that May Yet
	Total	Average	Part of Publicly	Be Purchased
	Number	Price	Announced	Under the
	of Shares	Per	Plans	Plans or
Period (1)	Purchased (1)	Share	or Programs	Programs (2)

November 2, 2005 through November 30, 2005	375,336	$19.27	375,336	$32,767,276

December 1, 2005 through December 31, 2005	0	$0	375,336	$32,767,276

Total	375,336	$19.27	0	$32,767,276

(1)  On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40 million of Common Stock (the "2005 Stock Repurchase Program") through March 31, 2007. The 2005 Stock Repurchase Program was announced on November 3, 2005. Shares purchased were purchased on the open market by the Company.

(2)  Amounts reflect the remaining dollar value of shares that may be purchased under the 2005 Stock Repurchase Program.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on November 16, 2005, in Miami Lakes, Florida.

(b)	The following directors were elected at the Annual Meeting:

E. Scott Beattie
Fred Berens
Maura J. Clark
Richard C.W. Mauran
William M. Tatham
J. W. Nevil Thomas

(c)	The shareholders voted at the Annual Meeting on the following matters:

1.	The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

	Votes Cast

		Against or
	For	Withheld

E. Scott Beattie	22,789,247	698,350
Fred Berens	22,984,872	502,725
Maura J. Clark	23,275,165	212,432
Richard C.W. Mauran	22,984,817	502,780
William M. Tatham	23,276,804	210,793
J. W. Nevil Thomas	22,850,799	636,798
2.	The vote on the approval of the Amended and Restated Articles of Incorporation was as follows:

Votes Cast

	Against or	Broker
For	Withheld	Non-Votes	Abstentions

16,653,446	3,755,980	3,030,042	48,129

3.	The vote on the approval of the 2005 Management Bonus Plan was as follows:

Votes Cast

	Against or	Broker
For	Withheld	Non-Votes	Abstentions

19,169,526	1,273,615	3,032,342	12,114

4.	The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending June 30, 2006, was as follows:

Votes Cast

	Against or	Broker
For	Withheld	Non-Votes	Abstentions

23,390,494	95,850	--	1,253

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005.

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

4.5

First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

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

4.8

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2005, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America (formerly Fleet National Bank), as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.8 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-6370)).

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

10.16

Compensation Arrangements for Named Executive Officers (incorporated herein by reference to Exhibit 10.16 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.17

Board of Directors Compensation Arrangements (incorporated herein by reference to Exhibit 10.17 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18

Agreement for Sale and Purchase dated as of March 29, 2005 between Elizabeth Arden, Inc. and Nina Elazar (incorporated herein by reference to Exhibit 10.18 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.19

Form of Stock Option Agreement for stock option awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.20

Form of Restricted Stock Agreement for the restricted stock awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: February 8, 2006	/s/ E. Scott Beattie

E. Scott Beattie
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2006	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated November 17, 2005.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.