Form 10-Q
period 2006-03-31
ELIZABETH ARDEN INC
filed 2006-05-09
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2006

Common Stock, $.01 par value	29,728,241

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	As of

	March 31,	June 30,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$27,309	$25,316
Accounts receivable, net	187,953	149,965
Inventories	239,628	273,343
Deferred income taxes	11,593	18,097
Prepaid expenses and other assets	22,325	18,672
Assets held for sale	--	9,719

Total current assets	488,808	495,112

Property and equipment, net	32,926	29,184

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	184,717	186,527
Debt financing costs, net	6,975	7,905
Other assets	1,065	1,169

Total other assets	192,757	195,601

Total assets	$714,491	$719,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$30,296	$47,700
Accounts payable -- trade	97,821	108,112
Other payables and accrued expenses	55,200	63,672

Total current liabilities	183,317	219,484

Long-term debt, net	222,506	233,802
Deferred income taxes and other	11,438	7,411

Total long-term liabilities	233,944	241,213

Total liabilities	417,261	460,697

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 29,727,741 issued and 29,313,318 outstanding, and 29,256,560 shares issued and outstanding, respectively	297	293
Additional paid-in capital	249,756	249,919
Retained earnings	50,239	15,547
Treasury stock (414,423 shares at cost)	(8,059)	--
Accumulated other comprehensive income	4,997	5,730
Unearned deferred compensation	--	(12,289)

Total shareholders' equity	297,230	259,200

Total liabilities and shareholders' equity	$714,491	$719,897

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Net sales	$191,344	$198,317	$764,615	$733,424
Cost of sales (excludes depreciation of $641, $681, $1,822 and $2,052, respectively, included below)	105,094	102,431	443,539	406,424

Gross profit	86,250	95,886	321,076	327,000

Operating expenses
Selling, general and administrative	75,929	76,907	238,424	231,809
Depreciation and amortization	5,438	5,176	16,087	16,158

Total operating expenses	81,367	82,083	254,511	247,967

Income from operations	4,883	13,803	66,565	79,033

Other expense:
Interest expense, net	5,344	5,582	18,120	17,841
Debt extinguishment charge	758	--	758	--

Other expense (income), net	6,102	5,582	18,878	17,841

(Loss) income before income taxes	(1,219)	8,221	47,687	61,192
(Benefit from) provision for income taxes	(1,921)	2,602	12,995	19,064

Net income	$702	$5,619	$34,692	$42,128

Net income per common share:
Basic	$0.02	$0.20	$1.22	$1.53

Diluted	$0.02	$0.19	$1.17	$1.41

Weighted average number of common shares:
Basic	28,412	27,888	28,487	27,582

Diluted	29,636	30,164	29,633	29,890

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock Outstanding		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Unearned Deferred	Total Shareholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Compensation	Equity

Balance at June 30, 2005	29,257	$293	$249,919	$15,547	$--	$5,730	$(12,289)	$259,200

Change in accounting principle for adoption of SFAS 123R share-based payment awards (See Note 3)			(12,150)				12,289	139

Issuance of common stock upon exercise of stock options	226	2	2,577					2,579

Issuance of common stock from employee stock purchase plan	50	--	808					808

Common stock issued to an independent contractor			678					678

Issuance of restricted stock, net of forfeitures	195	2	(2)					--

Amortization of share-based awards			7,926					7,926

Repurchase of common stock					(8,059)			(8,059)

Comprehensive income:
Net income				34,692				34,692

Foreign currency translation adjustments						298		298

Disclosure of reclassification amount, net of taxes (8% tax rate):
Unrealized hedging loss arising during the period						870		870
Less: reclassification adjustment for hedging gains included in net income						(1,901)		(1,901)

Net unrealized cash flow hedging gain						(1,031)		(1,031)

Total comprehensive income				34,692		(733)		33,959

Balance at March 31, 2006	29,728	$297	$249,756	$50,239	$(8,059)	$4,997	$--	$297,230

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31,	March 31,
	2006	2005

Operating Activities:
Net income	$34,692	$42,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,087	16,158
Amortization of senior note offering costs	891	1,236
Amortization of share-based awards	7,926	5,136
Cumulative effect of a change in accounting for share-based payment awards	139	--
Deferred income taxes	10,016	11,377
Tax benefit from stock options	--	2,945
Debt extinguishment charge	758	--
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(37,988)	(73,583)
Decrease (increase) in inventories	35,344	(2,002)
Increase (decrease) in prepaid expenses and other assets	(4,810)	2,514
Decrease in accounts payable	(9,336)	(10,729)
(Decrease) increase in other payables, accrued expenses and other liabilities	(12,732)	16,906
Other	216	883

Net cash provided by operating activities	41,203	12,969

Investing Activities:
Additions to property and equipment	(14,257)	(11,575)
Proceeds from disposals of property and equipment	9,945	--
Acquisition of distributor assets	(3,583)	--
License acquisition costs	--	(2,100)

Net cash used in investing activities	(7,895)	(13,675)

Financing Activities:
(Payments on) proceeds from short-term debt	(17,404)	1,800
Payments on long-term debt	(9,320)	(4,764)
Proceeds from the exercise of stock options	2,579	5,244
Proceeds for issuance of common stock from employee stock purchase plan	808	810
Repurchase of common stock	(8,059)	--
Other	--	(71)

Net cash (used in) provided by financing activities	(31,396)	3,019

Effect of exchange rate changes on cash and cash equivalents	81	159
Net increase in cash and cash equivalents	1,993	2,472
Cash and cash equivalents at beginning of period	25,316	23,494

Cash and cash equivalents at end of period	$27,309	$25,966

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$24,828	$22,973

Income taxes paid during the period	$4,779	$2,639

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

The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Basic
Net income	$702	$5,619	$34,692	$42,128

Weighted average shares outstanding	28,412	27,888	28,487	27,582

Net income per basic share	$0.02	$0.20	$1.22	$1.53

Diluted
Net income	$702	$5,619	$34,692	$42,128

Weighted average shares outstanding	28,412	27,888	28,487	27,582

Potential common shares - treasury method	1,224	2,276	1,146	2,308

Weighted average shares and potential dilutive shares	29,636	30,164	29,633	29,890

Net income per diluted share	$0.02	$0.19	$1.17	$1.41

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following table shows the options to purchase shares of Common Stock that were outstanding during the three and nine months ended March 31, 2006 and 2005 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended		Nine Months Ended

	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Number of shares	416,200	--	416,200	--

Range of exercise price	$23.40	$--	$23.40	$--

NOTE 3.    STOCK-BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R was adopted by the Company beginning on July 1, 2005 and applied to all outstanding and unvested share-based payment awards at the adoption date. The Company adopted the modified prospective approach as its implementation method under this standard. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards was based on the closing price of the Common Stock on the date of grant. For the three months ended March 31, 2006, the Company recorded costs related to this standard, which include the effects of any grants made during the quarter, of approximately $1.5 million (approximately $1.1 million, net of taxes) or $0.04 per basic share and diluted share. For the nine-month period ended March 31, 2006, the Company recorded costs related to this standard, which include the effects of any grants made during the period, of approximately $4.2 million (approximately $3.1 million, net of taxes) or $0.11 per basic share and $0.10 per diluted share. Included in the $4.2 million of total costs recorded is a charge of approximately $0.1 million relating to a change in the valuation method of certain restricted stock awards as a result of the adoption of this standard.

      At March 31, 2006, the Company had outstanding stock awards under five share-based compensation plans, which are described in Note 9. For the three and nine months ended March 31, 2006, the compensation cost that has been charged against income was $2.8 million and $7.9 million, respectively. For the three and nine months ended March 31, 2005, the compensation cost that has been charged against income was $1.6 million and $5.1 million, respectively. The tax benefit related to the compensation cost charged to income for the three and nine months ended March 31, 2006 was approximately $0.8 million and $2.2 million, respectively. The tax benefit related to the compensation cost charged to income for the three and nine months ended March 31, 2005 was approximately $0.5 million and $1.6 million, respectively.

      On August 10, 2005, in recognition of individual performance for the year ended June 30, 2005, the Board of Directors (the "Board") granted stock options to 127 managerial employees for approximately 417,700 shares of Common Stock under the 2004 Stock Incentive Plan ("2004 Incentive Plan"). The stock options are due to vest over three years in thirds on each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $23.40 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $8.79 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

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

      The weighted average grant date fair value of options granted during the nine months ended March 31, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on implied volatilities from traded options on the Common Stock, historical volatility of the Common Stock, and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Nine Months Ended
March 31, 2006

Expected dividend yield	0.00%
Expected price volatility	35%
Risk-free interest rate	4.03-4.39%
Expected life of options in years	5

      A summary of stock option activity under the Company's share-based compensation plans for the nine months ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
Options	(000)	Price	Term	(000)

Outstanding at July 1, 2005	3,221	$13.65
New grants	455	$23.02
Exercised	(226)	$11.43
Forfeited or expired	(23)	$16.75

Outstanding at March 31, 2006	3,427	$15.03	5.8	$23,293

Exercisable at March 31, 2006	2,682	$13.43	5.0	$22,512

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

      The total intrinsic value of stock options exercised during the nine months ended March 31, 2006 and 2005, based upon the average market price during the period, was approximately $1.4 million and $1.6 million, respectively.

      On August 10, 2005, in recognition of individual performance for the year ended June 30, 2005, the Board granted 195,949 shares of performance-based restricted stock to 118 managerial employees, one third of which vests two years from the date of grant and the remaining two thirds of which vest three years from the date of grant if the Company achieves a 10% cumulative average annualized increase in earnings per share, excluding any one-time or extraordinary events (as determined by the compensation committee of the Board), over the relevant measurement periods. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the two- and three-year vesting periods using the graded vesting method.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      A summary of the Company's restricted stock activity for the nine months ended March 31, 2006, is presented below:

		Weighted Average
	Shares	Grant-Date
Restricted Stock	(000)	Fair Value

Non-vested at July 1, 2005	695	$19.73
Granted	196	$23.40
Vested	(59)	$23.39
Forfeited	(1)	$18.39

Non-vested at March 31, 2006	831	$20.07

      As of March 31, 2006, there were approximately $15.0 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's stock plans. Those costs are expected to be recognized over a weighted-average period of approximately three years.

      Prior to July 1, 2005, the Company accounted for its stock incentive plans under the recognition and measurement principles prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no employee compensation costs were required to be recognized for the periods presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option compensation for the three and nine months ended March 31, 2005:

(Amounts in thousands, except per share data)	March 31, 2005

	Three Months Ended	Nine Months Ended

Net income as reported	$5,619	$42,128
Add: Restricted stock-based employee compensation costs, net of tax, currently included in net income	1,101	3,492
Less: Stock-based employee compensation expense, net of tax, determined under fair value-based method	2,016	6,111

Pro forma net income	$4,704	$39,509

Net income per common share
Basic
As reported	$0.20	$1.53
Pro forma	$0.17	$1.43
Diluted
As reported	$0.19	$1.41
Pro forma	$0.16	$1.32

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS AND RECENT LEGISLATION

American Jobs Creation Act of 2004

      In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a number of provisions that might affect the Company's future effective tax rate. A significant provision of the Act allows the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before either the year ended June 30, 2005 or the year ending June 30, 2006, if those dividends are reinvested in the U.S. for eligible purposes under the Act. Another significant provision replaces the extraterritorial income exclusion with a domestic manufacturing deduction. In September 2005, the Company repatriated $3.2 million of undistributed international earnings from a foreign subsidiary. Pursuant to the Act, the Company adjusted its net provision for estimated deferred taxes on the repatriation of such earnings from $146,000 to $17,000. In addition, the Company is anticipating the repatriation of $2.1 million of undistributed international earnings from another foreign subsidiary before the year ending June 30, 2006.

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

NOTE 5.    INVENTORIES

      The components of inventory were as follows:

	March 31,	June 30,
(Dollars in thousands)	2006	2005

Raw materials and components	$48,398	$51,999
Work in progress	20,022	43,037
Finished goods	171,208	178,307

Total	$239,628	$273,343

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. The Company's obligations under the Credit Facility rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

      The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three months ended March 31, 2006. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

      Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the November 2005 amendment to the Credit Facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.00% to 1.75% from a range of 1.50% to 2.25% for LIBOR loans, and to 0% from a range of 0% to 0.50% for prime rate loans. As of March 31, 2006, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

      As of March 31, 2006, the Company had approximately $30 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $48 million in outstanding borrowings under the Credit Facility at June 30, 2005. As of March 31, 2006, the Company had approximately $131 million of eligible receivables and inventories available as collateral under the Credit Facility, resulting in remaining borrowing availability of approximately $96 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings during the months of December, January and February.

NOTE 7.    LONG-TERM DEBT

      The Company's long-term debt consisted of the following:

(Dollars in thousands)	March 31,	June 30,
Description	2006	2005

11 3/4% Senior Secured Notes due May 2011	$--	$8,802
7 3/4% Senior Subordinated Notes due January 2014	225,000	225,000
Termination costs on interest rate swap	(2,494)	--

Total long-term debt	$222,506	$233,802

      Redemption of 11 3/4% Senior Notes.    On November 2, 2005, the Board authorized the Company's redemption of the remaining $8.8 million aggregate principal amount of 11 3/4% Senior Secured Notes due 2011 (the "11 3/4% Senior Notes"), when such notes were redeemable on February 1, 2006, at the redemption price of 105.875% of their par amount plus accrued interest. On February 1, 2006, the Company redeemed the remaining $8.8 million aggregate principal amount of 11 3/4% Senior Notes at a redemption price plus accrued interest of $9.3 million. The Company utilized borrowings under the Credit Facility to repurchase the 11 3/4% Senior Notes. As a result of the redemption, the Company incurred a pre-tax charge of approximately $0.8 million related to the early extinguishment of the remaining 11 3/4% Senior Notes in the three months ended March 31, 2006.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Termination Costs on Interest Rate Swap. In February 2004, the Company entered into an interest rate swap agreement to swap $50.0 million of the outstanding 7 3/4% Senior Subordinated Notes to a floating interest rate based on LIBOR. The swap agreement was scheduled to mature in February 2014 and was terminated March 16, 2006. As a result of this action, the Company incurred termination costs of $2.5 million. The swap termination costs were recorded as a reduction to long-term debt and will be amortized to interest expense over the remaining life of the 7 3/4% Senior Subordinated Notes. The Company had designated the swap agreement as a fair value hedge.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

      At March 31, 2006, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $65.3 million through 2011 compared with $33.8 million through 2010 at June 30, 2005.

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

      As of March 31, 2006, the Company had notional amounts of 21.1 million Euros and 1.2 million British pounds under foreign currency contracts that expire between April 30, 2006 and June 29, 2007 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At March 31, 2006, the unrealized gain, net of taxes, associated with these contracts of approximately $2.0 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, generated during each of the three and nine months ended March 31, 2006, was approximately $1.0 million.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      During the nine months ended March 31, 2006, the Company entered into and settled foreign currency contracts for 7.5 million Euros and 2.0 million British pounds to reduce exposure of the Company's foreign subsidiaries net balance sheet to fluctuations in foreign currency rates. The realized loss, net of taxes, recognized during the three months ended March 31, 2006 was approximately $0.1 million and the realized gain, net of taxes, during the nine months ended March 31, 2006 was $0.3 million.

      The Company does not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that the Company's hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

      Acquisition of Distributor Assets.    In August 2005, a wholly-owned subsidiary of the Company acquired certain assets, including inventory and certain intangibles of the distributor of Elizabeth Arden brands in the People's Republic of China in order to operate the business in China. The purchase price was approximately $4.5 million, comprised of $2.6 million payable in cash, of which approximately $1.6 million was paid as of March 31, 2006, and $1.9 million of which was credited against an account receivable due a subsidiary of the Company. The purchase price was allocated as follows: $2.0 million for inventory, $0.2 million for fixed assets and $2.3 million for intangible assets. The Company is continuing to evaluate the final allocation of the purchase price. Net sales and operating income related to the Chinese operations were not significant to the overall consolidated results for the three and nine months ended March 31, 2006.

      In January 2006, a wholly-owned subsidiary of the Company acquired certain assets, including inventory, retailer fixtures and other fixed assets and certain intangibles of the distributor of the Elizabeth Arden brands in Taiwan in order to operate the business in Taiwan. The purchase price was approximately $3.2 million, comprised of $2.1 million payable in cash, of which $2.0 million was paid as of March 31, 2006. and $1.1 million was credited against an account receivable due a subsidiary of the Company. The purchase price was allocated as follows: $1.0 million for inventory, $0.2 million for fixed assets and $2.0 million for intangible assets. The Company is continuing to evaluate the final allocation of the purchase price. Net sales and operating income related to the Taiwan operations were not significant to the overall consolidated results for the three and nine months ended March 31, 2006.

NOTE 9.     SHAREHOLDERS' EQUITY

Stock Incentive Plans and Awards

      At March 31, 2006, the Company had outstanding stock awards under five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Director Plan) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Incentive Plan). All five plans were adopted by the Board and approved by the Company's shareholders. The shareholders of the Company approved the 2004 Incentive Plan on June 22, 2004, as there remained no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan. Shares issued as a result of stock option exercises will be funded with the issuance of new shares.

      The 2004 Director Plan authorizes the Company to grant non-qualified stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholder meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. At March 31, 2006, 280,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On November 30, 2005, a purchase of Common Stock occurred under this plan for 49,961 shares. Beginning in the three-month period ending September 30, 2005, the Company began expensing the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For the three and nine months ended March 31, 2006, the Company recorded costs associated with the ESPP of approximately $0.2 million and $0.4 million, respectively. The next purchase under the ESPP will be consummated on June 1, 2006.

      For information on stock option and restricted stock grants during the nine months ended March 31, 2006, see Note 3.

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

Repurchase of Common Stock.

      On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40 million of Common Stock through March 31, 2007. As of March 31, 2006, the Company repurchased 414,423 shares of Common Stock on the open market at a cost of $8.1 million, including sales commissions. These repurchases are accounted for under the treasury method.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed financial statements as of March 31, 2006 and for the three- and nine- month periods then ended, and as of June 30, 2005, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The following condensed financial statements for the three and nine month period ended March 31, 2005 show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes plus, in each case, the financial statements of non-guarantors entities, elimination adjustments and the consolidated total. The Company's subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of March 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$6,769	$20,511	$20	$9	$27,309
Accounts receivable, net	90,636	97,317	--		187,953
Inventories	149,193	90,435	--		239,628
Intercompany receivable	96,435	125,783	337,258	(559,476)	--
Deferred income taxes	9,289	2,304	--	--	11,593
Prepaid expenses and other assets	8,198	14,104	16	7	22,325

Total current assets	360,520	350,454	337,294	(559,460)	488,808

Property and equipment, net	20,442	12,484	--	--	32,926

Other Assets:
Investment in subsidiaries	32,382	--	--	(32,382)	--
Exclusive brand licenses, trademarks and intangibles, net	16,529	9,576	158,612	--	184,717
Debt financing costs, net	6,975	--	--	--	6,975
Other assets	247,923	(256,976)	9,136	982	1,065

Total other assets	303,809	(247,400)	167,748	(31,400)	192,757

Total assets	$684,771	$115,538	$505,042	$(590,860)	$714,491

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$30,296	$--	--	$--	$30,296
Accounts payable - trade	82,983	14,835	--	3	97,821
Intercompany payable	28,033	256,993	273,568	(558,594)	--
Other payables and accrued expenses	24,818	30,359	24	(1)	55,200
Current portion of long-term debt	--	--	--	--	--

Total current liabilities	166,130	302,187	273,592	(558,592)	183,317

Long-term debt, net	222,506	--	--	--	222,506
Deferred income taxes and other	(1,095)	6,331	6,088	114	11,438

Total liabilities	387,541	308,518	279,680	(558,478)	417,261

Shareholders' Equity
Common stock	297	--	--	--	297
Additional paid-in capital	249,756	(247,791)	247,106	685	249,756
Retained earnings (accumulated deficit)	50,239	49,318	(21,744)	(27,574)	50,239
Treasury Stock	(8,059)	--	--	--	(8,059)
Accumulated other comprehensive income	4,997	5,493	--	(5,493)	4,997

Total shareholders' equity	297,230	(192,980)	225,362	(32,382)	297,230

Total liabilities and shareholders' equity	$684,771	$115,538	$505,042	$(590,860)	$714,491

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,409	$18,864	$43	$--	$25,316
Accounts receivable, net	77,064	72,901	--	--	149,965
Inventories	191,693	81,650	--	--	273,343
Intercompany receivable	77,757	111,059	319,783	(508,599)	--
Deferred income taxes	17,797	1,119	--	(819)	18,097
Prepaid expenses and other assets	5,412	13,260	--	--	18,672
Assets held for sale	9,719	--	--	--	9,719

Total current assets	385,851	298,853	319,826	(509,418)	495,112

Property and equipment, net	17,356	11,828	--	--	29,184

Other Assets:
Investment in subsidiaries	9,312	--	--	(9,312)	--
Exclusive brand licenses, trademarks and intangibles, net	20,870	5,502	160,155	--	186,527
Debt financing costs, net	7,905	--	--	--	7,905
Other assets	262,200	(259,196)	9,136	(10,971)	1,169

Total other assets	300,287	(253,694)	169,291	(20,283)	195,601

Total assets	$703,494	$56,987	$489,117	$(529,701)	$719,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$47,700	$--	$--	$--	$47,700
Accounts payable - trade	98,355	9,757	--	--	108,112
Intercompany payable	18,705	225,617	264,271	(508,593)	--
Other payables and accrued expenses	34,533	29,238	(94)	(5)	63,672

Total current liabilities	199,293	264,612	264,177	(508,598)	219,484

Long-term debt	233,802	--	--	--	233,802
Deferred income taxes and other	11,199	4,268	3,735	(11,791)	7,411

Total liabilities	444,294	268,880	267,912	(520,389)	460,697

Shareholders' Equity
Common stock	293	--	--	--	293
Additional paid-in capital	249,919	(250,969)	250,279	690	249,919
Retained earnings (accumulated deficit)	15,547	33,225	(29,074)	(4,151)	15,547
Accumulated other comprehensive income	5,730	5,851	--	(5,851)	5,730
Unearned deferred compensation	(12,289)	--	--	--	(12,289)

Total shareholders' equity	259,200	(211,893)	221,205	(9,312)	259,200

Total liabilities and shareholders' equity	$703,494	$56,987	$489,117	$(529,701)	$719,897

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$100,184	$91,160	$2,803	$(2,803)	$191,344
Cost of sales	60,581	44,513	--	--	105,094

Gross profit	39,603	46,647	2,803	(2,803)	86,250

Selling, general and administrative costs	38,365	40,414	(47)	(2,803)	75,929
Depreciation and amortization	2,989	1,737	712	--	5,438

(Loss) income from operations	(1,751)	4,496	2,138	--	4,883
Other expense (income):
Interest expense (income)	5,342	429	(427)	--	5,344
Debt extinguishment charge	758	--	--	--	758
Other	(5,651)	273	797	4,581	--

(Loss) income before income taxes	(2,200)	3,794	1,768	(4,581)	(1,219)
(Benefit from) provision for income taxes	(2,902)	342	639	--	(1,921)

Net income	$702	$3,452	$1,129	$(4,581)	$702

Statement of Operations	Nine Months Ended March 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$479,168	$285,447	$11,204	$(11,204)	$764,615
Cost of sales	305,289	138,250	--	--	443,539

Gross profit	173,879	147,197	11,204	(11,204)	321,076

Selling, general and administrative costs	132,310	117,962	(644)	(11,204)	238,424
Depreciation and amortization	8,882	5,070	2,135	--	16,087

Income from operations	32,687	24,165	9,713	--	66,565
Other expense (income):
Interest expense (income)	18,116	1,316	(1,312)	--	18,120
Debt extinguishment charge	758	--	--	--	758
Other	(28,289)	568	4,514	23,207	--

Income before income taxes	42,102	22,281	6,511	(23,207)	47,687
Provision for income taxes	7,410	3,231	2,354	--	12,995

Net income	$34,692	$19,050	$4,157	$(23,207)	$34,692

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$112,393	$85,924	$2,831	$(2,831)	$198,317
Cost of sales	67,330	35,101	--	--	102,431

Gross profit	45,063	50,823	2,831	(2,831)	95,886

Selling, general and administrative costs	33,770	46,338	(370)	(2,831)	76,907
Depreciation and amortization	2,946	1,568	662	--	5,176

Income from operations	8,347	2,917	2,539	--	13,803
Other expense (income):
Interest expense (income)	5,571	481	(470)	--	5,582
Other	(5,145)	199	929	4,017	--

Income before income taxes	7,921	2,237	2,080	(4,017)	8,221
Provision for income taxes	2,302	300	--	--	2,602

Net income	$5,619	$1,937	$2,080	$(4,017)	$5,619

Statement of Operations	Nine Months Ended March 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$468,283	$265,141	$11,819	$(11,819)	$733,424
Cost of sales	291,904	114,520	--	--	406,424

Gross profit	176,379	150,621	11,819	(11,819)	327,000

Selling, general and administrative costs	125,524	119,299	(1,195)	(11,819)	231,809
Depreciation and amortization	9,608	4,531	2,019	--	16,158

Income from operations	41,247	26,791	10,995	--	79,033
Other expense (income):
Interest expense (income)	17,799	1,865	(1,823)	--	17,841
Other	(33,442)	422	5,022	27,998	--

Income before income taxes	56,890	24,504	7,796	(27,998)	61,192
Provision for income taxes	14,762	4,302	--	--	19,064

Net income	$42,128	$20,202	$7,796	$(27,998)	$42,128

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Nine Months Ended March 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$40,451	$(5,896)	$8,156	$(1,508)	$41,203

Investing activities:
Additions to property and equipment	(8,732)	(5,525)	--	--	(14,257)
Proceeds from disposals of property and equipment	9,945	--	--	--	9,945
Acquisition of assets	--	(3,583)	--	--	(3,583)

Net cash provided by (used in) investing activities	1,213	(9,108)	--	--	(7,895)

Financing activities:
Payments on short-term debt	(17,404)	--	--	--	(17,404)
Payments on long-term debt	(9,320)	--	--	--	(9,320)
Proceeds from the exercise of stock options	2,579	--	--	--	2,579
Proceeds from employee stock purchase plan	808	--	--	--	808
Repurchase of common stock	(8,059)	--	--	--	(8,059)
Net change in intercompany obligations	(9,990)	16,652	(8,179)	1,517	--

Net cash (used in) provided by financing activities	(41,386)	16,652	(8,179)	1,517	(31,396)

Effect of exchange rate changes on cash and cash equivalents	81	--	--	--	81
Net increase (decrease) in cash and cash equivalents	359	1,648	(23)	9	1,993
Cash and cash equivalents at beginning of period	6,410	18,863	43	--	25,316

Cash and cash equivalents at end of period	$6,769	$20,511	$20	$9	$27,309

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Nine Months Ended March 31, 2005

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$10,410	$(6,177)	$8,739	$(3)	$12,969

Investing activities:
Additions to property and equipment	(4,582)	(6,993)	--	--	(11,575)
License acquisition costs	(2,100)	--	--	--	(2,100)

Net cash used in investing activities	(6,682)	(6,993)	--	--	(13,675)

Financing activities:
Proceeds from short-term debt	1,800	--	--	--	1,800
Payments on long-term debt	(4,764)	--	--	--	(4,764)
Proceeds from the exercise of stock options	5,244	--	--	--	5,244
Proceeds from issuance of common stock for employee stock purchase plan	810	--	--	--	810
Other	(71)	--	--	--	(71)
Net change in intercompany obligations	(8,583)	17,054	(8,474)	3	--

Net cash (used in) provided by financing activities	(5,564)	17,054	(8,474)	3	3,019

Effect of exchange rate changes on cash and cash equivalents	159	--	--	--	159
Net (decrease) increase in cash and cash equivalents	(1,677)	3,884	265	--	2,472
Cash and cash equivalents at beginning of period	7,251	16,202	41	--	23,494

Cash and cash equivalents at end of period	$5,574	$20,086	$306	$--	$25,966

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this quarterly report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projects") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers; international and domestic economic and business changes that could impact consumer confidence or operations; the impact of competitive products and pricing; risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, political instability in certain regions of the world, and unexpected factors affecting customer purchasing patterns; our ability to successfully launch new products and implement our growth strategy; our ability to successfully and cost-effectively integrate acquired businesses or new brands; our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and the indenture for our 7 3/4% senior subordinated notes; our customers' financial condition; our ability to access capital for acquisitions; changes in product mix to less profitable products; the retention and availability of key personnel; the assumptions underlying our critical accounting estimates; delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for the majority of our supply of certain products; changes in the retail, fragrance and cosmetic industries, including the consolidation of retailers and the associated closing of retail doors as well as retailer inventory control practices; our ability to protect our intellectual property rights; changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; and other risks and uncertainties. We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

      For the three months ended March 31, 2006, net sales decreased 3.5% compared to the prior year period. On a constant currency basis, the decrease was 1.5%. Initial brand launches of the fantasy Britney Spears fragrance and the Prevage skin care line were more than offset by lower sales of the curious Britney Spears fragrance, resulting from the launch internationally in the comparable prior year quarter. Also contributing to the decrease were lower sales of distributed brands due to certain retail customers implementing inventory control initiatives and the loss of distribution rights on select brands. We expect the retailer inventory control initiatives to continue to affect net sales in the short term. Gross margins decreased to 45.1% in the current year's three-month period from 48.3% in the prior year period due to the higher sales-related allowances as a percentage of net sales, higher product costs on new launches, a higher proportion of promotional sales and higher sales of owned or licensed fragrances into lower margin mass channels. Selling, general and administrative expenses decreased 1.3% for the three months ended March 31, 2006, compared to the prior year period, primarily due to lower employee incentive compensation costs and the favorable impact of foreign currency rates, partially offset by higher product development costs.

      For the nine months ended March 31, 2006, net sales increased 4.3% compared to the prior year period. On a constant currency basis, the increase was 5.0%. Sales related to initial brand launches, including the fantasy Britney Spears fragrance and the Prevage skin care line were partially offset by lower sales of product that we previously distributed and lower sales of brands coming off a launch last year. Certain customers implementing inventory control initiatives also negatively affected net sales. Gross margins decreased to 42.0% in the current year period from 44.6% in the prior year period due to higher product costs on new launches, higher proportion of promotional sales and higher sales of owned or licensed fragrances into lower margin mass channels. Selling, general and administrative expenses increased 2.9% for the nine months ended March 31, 2006 compared to the prior year period, primarily due to an increase in royalty costs related to higher sales of licensed brands and an increase in national media advertising and product development costs, partially offset by lower promotional costs and employee incentive compensation costs.

      Cash flow from operations improved by $28 million for the nine months ended March 31, 2006 as compared to the prior year period, primarily due to working capital initiatives that resulted in a $34 million reduction in inventory and a $36 million reduction in accounts receivable build-up mainly as a result of the timing of sales, partially offset by a decrease in other payables and accrued expenses, primarily employee incentive compensation accruals.

Critical Accounting Policies and Estimates

      We believe the accounting policies below represent our critical accounting policies. See our Annual Report on Form 10-K for the year ended June 30, 2005 for a detailed discussion on the application of these and other accounting policies.

      Accounting for Acquisitions and Intangible Assets.    We have accounted for our acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

      We have determined that the Elizabeth Arden trademarks acquired in the January 2001 acquisition of the Elizabeth Arden business have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. In May 2006, we performed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

      Long-Lived Assets.    We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

      Stock-Based Compensation.    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, a standard on accounting for share-based payments that requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. We adopted SFAS 123R beginning July 1, 2005.

      We have adopted the modified prospective approach as our implementation method under this standard. See Note 3 to the Unaudited Consolidated Financial Statements. For the three months ended March 31, 2006, we recorded share-based award costs related to this standard of approximately $1.5 million (approximately $1.1 million, net of taxes) or $0.04 per basic and diluted share. For the nine months ended March 31, 2006 we recorded share-based award costs related to this standard of approximately $4.2 million (approximately $3.1 million, net of taxes) or $0.11 per basic share and $0.10 per diluted share. For the year ended June 30, 2006, we are estimating that we will record share-based award costs related to this standard of approximately $5.7 million ($4.1 million, net of taxes) or $0.13 per diluted share.

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

Results of Operations

      The following discussion compares the historical results of operations for the three and nine months ended March 31, 2006 and March 31, 2005. Results of operations as a percentage of net sales, were as follows (Dollar amounts in thousands, percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended

	March 31, 2006		March 31, 2005		March 31, 2006		March 31, 2005

Net sales	$191,344	100.0%	$198,317	100.0%	$764,615	100.0%	$733,424	100.0%
Cost of sales	105,094	54.9	102,431	51.7	443,539	58.0	406,424	55.4
Gross profit	86,250	45.1	95,886	48.3	321,076	42.0	327,000	44.6
Selling, general and administrative expenses	75,929	39.7	76,907	38.8	238,424	31.2	231,809	31.6
Depreciation and amortization	5,438	2.8	5,176	2.6	16,087	2.1	16,158	2.2
Income from operations	4,883	2.6	13,803	7.0	66,565	8.7	79,033	10.8
Interest expense, net	5,344	2.8	5,582	2.8	18,120	2.4	17,841	2.4
Debt extinguishment charge	758	0.4	--		758	0.1	--
(Loss) income before income taxes	(1,219)	(0.6)	8,221	4.1	47,687	6.2	61,192	8.3
(Benefit from) provision for income taxes	(1,921)	(1.0)	2,602	1.3	12,995	1.7	19,064	2.6
Net income	702	0.4	5,619	2.8	34,692	4.5	42,128	5.7

Other data
EBITDA and EBITDA margin (1)	$9,563	5.0%	$18,979	9.6%	$81,894	10.7%	$95,191	13.0%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three and Nine Months Ended March 31, 2006 Compared to Three and Nine Months Ended March 31, 2005. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

      Net Sales.    Net sales decreased 3.5% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Excluding the impact of foreign currency translation, net sales decreased 1.5%. Approximately $23 million of new sales from initial brand launches, including the fantasy Britney Spears fragrance and the Prevage skin care line were more than offset by $15 million of lower sales of the curious Britney Spears fragrance, resulting from the launch internationally in the comparable prior year quarter, and lower sales of distributed brands due to certain retail customers implementing inventory control initiatives and the loss of distribution rights on select brands totaling $14 million. We expect retailer inventory control initiatives to continue to affect net sales in the short term. Pricing changes had an immaterial effect on the net sales decrease.

      Gross Profit.    Gross profit decreased by 10.0% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in gross profit was primarily due to the lower sales volumes and higher sales-related allowances. Gross margin decreased to 45.1% for the three months ended March 31, 2006, from 48.3% for the three months ended March 31, 2005, due to the higher sales-related allowances as a percentage of net sales, higher product costs on new launches, a higher proportion of promotional sales and higher sales of owned or licensed fragrances into lower margin mass channels.

      SG&A.    Selling, general and administrative expenses decreased 1.3% for the three months ended March 31, 2006 over the three months ended March 31, 2005. The decrease was principally due to a $0.9 million decrease in employee incentive compensation costs and the favorable impact of foreign currency rates of $1.7 million, partially offset by higher product development costs of $1.2 million.

      Interest Expense.    Interest expense, net of interest income, decreased by 4.3% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease is a result of lower average borrowings on our revolving credit facility and the repayment of the remaining 11 3/4% senior secured notes due 2011, partially offset by higher interest rates on our revolving credit facility and on the interest rate swap agreement prior to our termination of that agreement.

      Debt Extinguishment Charge.    On February 1, 2006, we redeemed the remaining $8.8 million aggregate principal amount of 11 3/4% senior secured notes due 2011 at the redemption price of 105.875% of their par amount plus accrued interest. As a result of the redemption, we incurred a pre-tax debt extinguishment charge of approximately $0.8 million.

      (Benefit from) Provision for Income Taxes.    The provision for income taxes decreased by approximately $4.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to lower income from operations and the adjustment of the fiscal 2006 estimated annual effective tax rate from 30.5% to 27.3% to reflect increased forecasted earnings contribution from international affiliates.

      Net Income.    Net income for the three months ended March 31, 2006 decreased by $4.9 million as compared to the three months ended March 31, 2005. The decrease was primarily a result of lower income from operations, partially offset by lower income taxes.

      EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $9.4 million to $9.6 million for the three months ended March 31, 2006 compared to $19.0 million for the three months ended March 31, 2005. The decrease in EBITDA was primarily the result of lower net sales and gross profit and the debt extinguishment charge related to the redemption of the remaining 11 3/4% senior secured notes due 2011, partially offset by lower selling, general and administrative expenses.

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

      The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2006	March 31, 2005

Net income	$702	$5,619
Plus:
(Benefit from) provision for income taxes	(1,921)	2,602
Interest expense, net	5,344	5,582
Depreciation and amortization	5,438	5,176

EBITDA	$9,563	$18,979

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

      Net Sales.    Net sales increased 4.3% for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. Excluding the impact of foreign currency translation, net sales increased 5.0%. The sales increase was mainly driven by $64 million of sales related to initial brand launches, including the fantasy Britney Spears fragrance and the Prevage skin care line, partially offset by $16 million of lower sales of distributed brands, including the loss of certain brands, and $12 million of lower sales of brands initially launched last year, primarily Elizabeth Arden Provocative Woman. Certain retail customers implementing inventory control initiatives also negatively affected net sales. We expect retailer inventory control initiatives will continue to affect net sales in the short term. Pricing changes had an immaterial effect on the net sales increase.

      Gross Profit.    Gross profit decreased by 1.8% for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. The decrease in gross profit dollars was primarily due to higher product costs on new launches, partially offset by the higher sales volumes discussed above. Gross margin decreased to 42.0% for the nine months ended March 31, 2006, from 44.6% for the nine months ended March 31, 2005 primarily due to higher product costs on new launches, a higher proportion of promotional sales and higher sales of owned or licensed fragrances into lower margin mass channels.

      SG&A.    Selling, general and administrative expenses increased 2.9% for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. The increase was primarily due to an increase in royalty costs related to higher sales of licensed brands, national media advertising and product development costs totaling $5.6 million and the unfavorable impact of foreign currency rates of $3.5 million, partially offset by a $3.2 million decrease in promotional costs and a $1.2 million decrease in employee incentive compensation costs.

      Interest Expense.    Interest expense, net of interest income, increased by 1.6% for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005. The increase is a result of higher interest rates on our revolving credit facility and on the interest rate swap agreement prior to our termination of that agreement.

      Debt Extinguishment Charge.    On February 1, 2006, we redeemed the remaining $8.8 million aggregate principal amount of 11 3/4% senior secured notes due 2011 at the redemption price of 105.875% of their par amount plus accrued interest. As a result of the redemption, we incurred a pre-tax debt extinguishment charge of approximately $0.8 million.

      Provision for Income Taxes.    The provision for income taxes decreased by $6.1 million for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 due to lower income from operations and a lower estimated annual effective tax rate. The estimated annual effective tax rate decreased from 31.2% in the prior period to 27.3% currently due to increased forecasted earnings contribution from international affiliates.

      Net Income.    Net income for the nine months ended March 31, 2006 decreased by $7.4 million as compared to the nine months ended March 31, 2005. The decrease was primarily a result of a lower gross margin and higher selling, general and administrative expenses, partially offset by lower income taxes.

      EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $13.3 million to $81.9 million for the nine months ended March 31, 2006 compared to $95.2 million for the nine months ended March 31, 2005. The decrease in EBITDA was primarily the result of a lower gross margin and higher selling, general and administrative expenses.

      The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2006	March 31, 2005

Net income	$34,692	$42,128
Plus:
Provision for income taxes	12,995	19,064
Interest expense, net	18,120	17,841
Depreciation and amortization	16,087	16,158

EBITDA	$81,894	$95,191

Financial Condition

(Amounts in thousands)	Nine Months Ended

	March 31, 2006	March 31, 2005

Net cash provided by operating activities	$41,203	$12,969
Net cash used in investing activities	(7,895)	(13,675)
Net cash (used in) provided by financing activities	(31,396)	3,019
Net increase in cash and cash equivalents	1,993	2,472

      Cash Flows.    Net cash provided by operating activities improved by approximately $28 million for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. The improvement for the nine months ended March 31, 2006 is primarily due to an approximately $34 million reduction in inventory, mainly as a result of inventory reduction initiatives, and an approximately $36 million reduction in the build-up of accounts receivable as compared to the prior year, mainly as a result of timing of sales, partially offset by a decrease in other payables and accrued expenses, primarily incentive compensation accruals, and lower net income.

      For the nine months ended March 31, 2006, net cash used in investing activities was $7.9 million as compared to $13.7 million for the nine months ended March 31, 2005. The decrease in net cash used in investing activities is a result of the sale of the Miami Lakes facility and related equipment that closed on August 1, 2005 and resulted in approximately $9.9 million of cash proceeds, partially offset by higher capital expenditures and the acquisition of distributor assets in the People's Republic of China and Taiwan.

      Net cash used in financing activities increased by approximately $34 million for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. The increase in net cash used in financing activities for the nine months ended March 31, 2006 was primarily due to payments on the credit facility, a decrease in working capital requirements, repurchases of common stock and the redemption of the 11 3/4% senior secured notes due 2011on February 1, 2006.

      Interest paid during the nine months ended March 31, 2006 included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014 that covered the period from February 16, 2005 through February 15, 2006. Interest paid during the nine months ended March 31, 2005 included $17.9 million interest payments on the 7 3/4% senior subordinated notes that covered the period from the January 13, 2004 date of issuance through February 15, 2005.

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

      The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three- and nine-month periods ended March 31, 2006. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

      Borrowings under the revolving credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the November 2005 amendment to the credit facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.00% to 1.75% from a range of 1.50% to 2.25% for LIBOR loans, and to 0% from a range of 0% to 0.50% for prime rate loans. As of March 31, 2006, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%.

      Based upon our internal projections, we believe that the credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, we may not remain in compliance with the debt service coverage ratio and would not be allowed to borrow under the credit facility. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default on our senior subordinated notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of March 31, 2006, we had $30 million in outstanding borrowings and approximately $4 million in letters of credits under our credit facility and approximately $131 million of eligible receivables and inventories available as collateral under the credit facility, resulting in remaining borrowing availability of approximately $96 million.

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

     Repurchase of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through March 31, 2007. As of March 31, 2006, we repurchased 414,423 shares of Common Stock on the open market at a cost of $8.1 million, including sales commissions.

      Redemption of 11 3/4% Senior Notes.    On November 2, 2005, the Board authorized us to redeem the remaining $8.8 million aggregate principal amount of 11 3/4% senior secured notes due 2011, when such notes were redeemable on February 1, 2006, at the redemption price of 105.875% of their par amount plus accrued interest. On February 1, 2006, we redeemed the remaining $8.8 million aggregate principal amount of 11 3/4% senior notes at a redemption price plus accrued interest of $0.5 million. We utilized borrowings under the credit facility to repurchase the 11 3/4% senior notes. As a result of the redemption, we incurred a pre-tax charge of approximately $0.8 million related to the early extinguishment of the remaining 11 3/4% senior notes in the three months ended March 31, 2006.

      Termination Costs on Interest Rate Swap.    In February 2004, we entered into an interest rate swap agreement to swap $50.0 million of the outstanding 7 3/4% senior subordinated notes to a floating interest rate based on LIBOR. The swap agreement was scheduled to mature in February 2014 and was terminated March 16, 2006. As a result of this action, we incurred termination costs of $2.5 million. The swap termination costs were recorded as a reduction to long-term debt and will be amortized to interest expense over the remaining life of the 7 3/4% senior subordinated notes due 2014. We had designated the swap agreement as a fair value hedge.

      Contractual Obligations.    At March 31, 2006, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $65.3 million through 2011 compared with $33.8 million through 2010 at June 30, 2005.

      In September 2005, the Company entered into a lease for approximately 35,000 square feet of office space in Miramar, Florida. The term of the lease commenced on December 1, 2005 and expires on May 31, 2011. Aggregate payments under this lease are approximately $4.7 million through the term of the lease.

Recently Adopted Accounting Pronouncements and Recent Legislation

American Jobs Creation Act of 2004

      In October 2004, the American Jobs Creation Act of 2004 was signed into law. This act contains a number of provisions that might affect our future effective tax rate. A significant provision of this act allows us to elect to deduct from our taxable income 85% of certain eligible dividends received by us from our non-U.S. subsidiaries before either the year ended June 30, 2005 or the year ending June 30, 2006, if those dividends are reinvested in the U.S. for eligible purposes under this act. Another significant provision replaces the extraterritorial income exclusion with a domestic manufacturing deduction. In September 2005, we repatriated $3.2 million of undistributed international earnings from a foreign subsidiary. Pursuant to the Act, we adjusted our net provision for estimated deferred taxes on the repatriation of such earnings from $146,000 to $17,000. In addition, the Company is anticipating the repatriation of $2.1 million of undistributed international earnings from another foreign subsidiary before the year ending June 30, 2006.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      As of March 31, 2006, we had $30 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. In February 2004, we entered into two interest rate swap transactions to swap $50.0 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. The swap agreement was scheduled to mature in February 2014 and was terminated on March 16, 2006. We designated the swap as a fair value hedge. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

      We sell our products in approximately 90 countries around the world. During the three- and nine-month periods ended March 31, 2006, we derived approximately 48% and 37%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" in our consolidated balance sheets.

      As of March 31, 2006, we had notional amounts of 21.1 million Euros and 1.2 million British pounds under foreign currency contracts that expire between April 30, 2006 and June 29, 2007 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At March 31, 2006, the unrealized gain, net of taxes associated with these contracts of approximately $2.0 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, generated during the three and nine months ended March 31, 2006, was approximately $1.0 million, and approximately $1.0 million respectively.

      During the nine months ended March 31, 2006, we entered into and settled foreign currency contracts for 7.5 million Euros and 2.0 million British pounds to reduce exposure of our foreign subsidiaries net balance sheet to fluctuations in foreign currency rates. The realized loss, net of taxes, recognized during the three months ended March 31, 2006 was approximately $0.1 million and the realized gain, net of taxes, recognized during the nine months ended March 31, 2006 was approximately $0.3 million.

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

PART II.   OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      This table provides information with respect to purchases by the Company of shares of its common stock, $01. par value per share ("Common Stock") during the three months ended March 31, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	that May Yet
	Total	Average	Part of Publicly	Be Purchased
	Number	Price Paid	Announced	Under the
	of Shares	Per	Plans	Plans or
Period (1)	Purchased (1)	Share	or Programs	Programs (2)

January 1, 2006 through January 31, 2006	8,000	$19.32	8,000	$32,612,204

February 1, 2006 through February 28, 2006	27,887	$21.61	27,887	$32,010,848

March 1, 2006 through March 31, 2006	3,200	$21.92	3,200	$31,940,691

Totals	39,087	$19.48	39,087	$31,940,691

(1)  On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40 million of Common Stock (the "2005 Stock Repurchase Program") through March 31, 2007. The 2005 Stock Repurchase Program was announced on November 3, 2005. Shares were purchased on the open market by the Company.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the 2005 Stock Repurchase Program.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

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

4.2

Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

4.3

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

4.5

Third Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

4.6

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

10.16

Compensation Arrangement for Named Executive Officers (incorporated herein by reference to Exhibit 10.16 filed as part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

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

10.21	2005 Management Bonus Plan (incorporated herein by reference to Exhibit 10.21 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.22	2005 Performance Bonus Plan (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.23	Base Salary Adjustments for Named Executive Officers.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

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
ELIZABETH ARDEN, INC.

Date: May 8, 2006	/s/ E. Scott Beattie

E. Scott Beattie
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2006	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.23	Base Salary Adjustments for Named Executive Officers.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.