Form 10-K
period 2006-06-30
ELIZABETH ARDEN INC
filed 2006-09-11
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-6370

Elizabeth Arden, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0914138
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2400 SW 145th Avenue, Miramar, Florida	33027
(Address of principal executive offices)	(Zip Code)

(954) 364-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                  None

Securities registered pursuant to Section 12(g) of the Act:                  Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated Filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $517 million based on the closing price of the Common Stock on the NASDAQ National Market of $20.06 per share on December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter and determined by subtracting from the number of shares outstanding on that date the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of September 1, 2006, the registrant had 28,614,676 shares of Common Stock outstanding.

Documents Incorporated by Reference

Part III—Portions of the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held on November 15, 2006.

Elizabeth Arden, Inc.

PART I

ITEM 1.    BUSINESS

General

Elizabeth Arden, Inc., is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. We market over 100 owned or licensed prestige brands, including the Elizabeth Arden fragrance brands: Red Door, Elizabeth Arden 5th avenue, Elizabeth Arden green tea, and Elizabeth Arden Provocative Woman; the Elizabeth Taylor fragrance brands: White Diamonds and Elizabeth Taylor’s Passion; the Britney Spears fragrance brands: curious Britney Spears and fantasy Britney Spears; the Hilary Duff fragrance With Love...Hilary Duff; the Danielle Steel fragrance Danielle by Danielle Steel; the fragrance brand White Shoulders; the men’s fragrances: Daytona 500, GANT adventure, HUMMER(TM) Fragrance for Men and PS Fine Cologne for Men; the designer fragrance brands of Alfred Sung, Badgley Mischka, Bob Mackie, Lulu Guinness, Nanette Lepore, Cynthia Rowley, Geoffrey Beene’s Grey Flannel and the Halston fragrance brands: Halston and Halston Z-14. Our skin care brands include Ceramide, Eight Hour Cream and Prevage™, and our cosmetics products include the Elizabeth Arden brand lipstick, foundation and color cosmetic products. In addition to our owned or licensed fragrance brands, we distribute over 200 additional prestige fragrance brands, primarily in the United States through distribution and other purchasing agreements.

We sell our prestige beauty products to retailers in the United States and internationally, including;

•	department stores such as Macy’s, Dillard’s, JCPenney, Saks and Nordstroms;

•	mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and

•	international retailers such as Boots, Debenhams, Sephora, Marionnaud, Hudson’s Bay, Shoppers Drug Mart, Coles Myer and various travel retail outlets.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige department stores and our fragrances in prestige department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 90 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques. Our international operations are subject to volatility because of foreign currency exchange rate changes, inflation and changes in political and economic conditions in the countries in which we operate. The value of international assets is affected by fluctuations in foreign currency exchange rates.

On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers’ retail calendars. As a result, the financial periods presented and discussed in this Annual Report on Form 10-K will be defined as follows: (i) year ended June 30, 2006 represents the twelve months ended June 30, 2006; (ii) year ended June 30, 2005 represents the twelve months ended June 30, 2005; (iii) five-month transition period ended June 30, 2004 represents the five months ended June 30, 2004; and (iv) year ended January 31, 2004 represents the twelve months ended January 31, 2004.

On August 11, 2006, we completed the acquisition of certain assets of Sovereign Sales, LLC, including inventory and certain intangible assets. Sovereign Sales is a distributor of prestige fragrances to mass retail customers. We believe the acquisition will provide us with increased market share with our mass retail customers by allowing us to offer additional fragrance brands to these retailers.

On June 29, 2006, we completed the acquisition of certain assets of Riviera Concepts Inc., including inventory, accounts receivable and brand licenses for a number of fragrance brands, including Alfred Sung, HUMMER™, Badgley Mischka, Nannette Lepore and Bob Mackie.

Our net sales to customers in the United States and internationally in dollars and net sales as a percentage of combined net sales for the years ended June 30, 2006 and 2005, five-month transition period ended June 30, 2004 and fiscal year ended January 31, 2004 are listed in the following chart:

	Years Ended June 30,				Five Months Ended June 30, 2004		Year Ended January 31, 2004
	2006		2005
	Sales	%	Sales	%	Sales	%	Sales	%
(Amounts in millions)
United States	$576.7	60%	$571.4	62%	$130.3	58%	$548.4	67%
International	377.9	40%	349.1	38%	92.5	42%	266.0	33%

Total	$954.6	100%	$920.5	100%	$222.8	100%	$814.4	100%

Our three largest foreign countries in terms of net sales for the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004, are listed in the following chart:

	Years Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
	2006	2005
(Amounts in millions)
United Kingdom	$47.5	$45.6	$12.5	$38.1
Canada	32.1	30.7	6.1	21.5
Spain	23.0	25.4	7.3	19.3

For information on the breakdown of our long-lived assets in the United States and internationally and risks associated with our international operations, see Note 19 to the Notes to Consolidated Financial Statements.

Our principal executive offices are located at 2400 S.W. 145th Avenue, Miramar, Florida 33027, and our telephone number is (954) 364-6900. We maintain a website with the address www.elizabetharden.com. We are not including information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Information relating to corporate governance at Elizabeth Arden, Inc., including our Corporate Governance Guidelines and Principles, Code of Ethics for Directors and Executive and Finance Officers, Code of Business Conduct and charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, is available on our website under the section “EA Corporate — Investor Relations — Corporate Governance.” We will provide the foregoing information without charge upon written request to Secretary, Elizabeth Arden, Inc., 2400 S.W. 145th Avenue, Miramar, FL 33027.

Business Strategy

Our business strategy is to grow our brand portfolio by investing behind our core brands and to acquire control of and develop additional prestige brands through acquisitions, and new licensing agreements that will complement our existing brand portfolio. We also seek to increase our portfolio of distributed brands to our mass retail customers. During fiscal 2006, we entered into exclusive licensing agreements to develop a line of prestige fragrance and ancillary products under the Hilary Duff, Danielle Steel and Mariah Carey names. In March 2005, we announced an agreement with Allergan, Inc., to exclusively produce and market the Prevage™ anti-aging skin care product to prestige retailers worldwide. In addition, on August 11, 2006, we completed the acquisition of certain assets of prestige fragrance distributor Sovereign Sales, LLC, including certain distributed brands, and on June 29, 2006, we acquired the prestige fragrance brand portfolio of Riviera Concepts Inc. These acquisitions are expected to enable us to leverage our logistics and sales infrastructure globally, grow our market share with our mass retail customers and sell our products into new retailers and markets.

We also intend to invest in and develop certain markets around the world that we believe have significant opportunities for growth of our products. During the year ended June 30, 2006, we acquired certain assets of our distributors in China and Taiwan and established a sales affiliate in Shanghai.

We continue to pursue business efficiencies throughout the company, particularly in finance, logistics, supply chain and information technology areas. Through June 30, 2006, we reduced our long-term indebtedness by approximately $94 million from the balance as of January 31, 2003, which has significantly lowered our interest expense and provided us with greater financial flexibility. We intend to continue to increase cash flow from operations by improving our working capital efficiencies and improving our cost structure. During the year ended June 30, 2006, cash flow from operations increased to approximately $65 million from approximately $36 million in the prior year. Since the year ended January 31, 2004, our general and administrative expenses have decreased as a percentage of net sales while our advertising and marketing expenditures have increased as a percentage of net sales.

Products

Our net sales of products and net sales as a percentage of combined net sales for the years ended June 30, 2006 and 2005, five-month transition period ended June 30, 2004 and year ended January 31, 2004 are listed in the following chart.

	Years Ended June 30,				Five Months Ended June 30, 2004		Year Ended January 31, 2004
	2006		2005
	Sales	%	Sales	%	Sales	%	Sales	%
(Amounts in millions)
Fragrance	$716.6	75%	$691.0	75%	$146.5	66%	$622.4	76%
Skin Care	169.0	18%	155.5	17%	52.6	24%	122.4	15%
Cosmetics	69.0	7%	74.0	8%	23.7	10%	69.6	9%

Total	$954.6	100%	$920.5	100%	$222.8	100%	$814.4	100%

Fragrance.    We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, body spray and gift sets. Each fragrance is sold in a variety of sizes and packaging arrangements. In addition, bath and body products, such as soaps, deodorants, body lotions, gels, creams and dusting powder that are based on the particular fragrance, may complement each fragrance line. We tailor the size and packaging of the fragrance to suit the particular target customer. Our fragrance products generally retail at prices up to $95, depending on the size, type and packaging of the product.

Skin Care.    Our skin care lines include products such as moisturizers, creams, lotions, and cleansers. Our core product franchises include Ceramide, Prevage™ and Intervene, a new skin care line targeted for the 30 to 50 year old customer. We sell skin care products internationally and in the United States primarily in prestige department stores, perfumeries and, to a lesser extent, through independently owned and operated Elizabeth Arden Red Door salons and stores. Our skin care products generally retail at prices up to $97 with retail prices up to $237 for Prevage™.

Cosmetics.    Under the Elizabeth Arden name, we offer a variety of cosmetics, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. We use our cosmetic products to attract consumers to the beauty counters at department stores where the Elizabeth Arden fragrance and skin care products are also sold. We sell our cosmetics internationally and in the United States primarily in department stores and, to a lesser extent, through independently owned and operated Elizabeth Arden salons and stores. Our cosmetic products generally retail at prices up to $40.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Red Door Revealed, ardenbeauty, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Visible Difference, Plump Perfect, Millenium, White Shoulders, Halston, Z-14, PS Fine Cologne for Men, Design and Wings. We have registered these trademarks, or have applications pending, in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We are the exclusive worldwide trademark licensee for a number of fragrance brands including the Elizabeth Taylor fragrance brands White Diamonds and Elizabeth Taylor’s Passion; the Geoffrey Beene fragrance brand Grey Flannel, the Alfred Sung fragrance brands SUNG Alfred Sung, SHI Alfred Sung and JEWEL Alfred Sung, the HUMMER™ fragrance brands HUMMER™ and H2, the designer fragrance brands Badgley Mischka, Nanette Lepore, Bob Mackie, Cynthia Rowley and Lulu Guinness, the Britney Spears fragrance brands curious Britney Spears and fantasy Britney Spears, the Hilary Duff fragrance brand With Love…Hilary Duff and the Danielle Steel fragrance brand Danielle by Danielle Steel. We are the exclusive worldwide licensee for the Prevage™ skin care line for prestige outlets. The Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Britney Spears license terminates in December 2009 and is renewable by us, at our sole option, for a 5-year term. The Prevage™ license terminates in December 2010 and is renewable by us for unlimited 5-year terms if certain sales targets are achieved. The other license agreements have terms ranging from 2009 to 2045 and beyond and, typically, have renewal terms dependent on sales targets being achieved.

We also have the right under various exclusive distributor and license agreements to distribute other fragrances in various territories and to use the registered trademarks of third parties in connection with the sale of these products.

A number of our skin care and cosmetic products and the Prevage™ skin care line incorporate patented or patent-pending formulations. In addition, several of our packaging methods, components and products are covered by design patents; patent applications and copyrights. Substantially all of our trademarks and all of our patents are held by us or by two of our United States subsidiaries.

Sales and Distribution

We sell our prestige beauty products to retailers in the United States and internationally, including department stores such as Macy’s, Dillard’s, Saks, JCPenney, Belk and Nordstroms; mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and international retailers such as Boots, Debenhams, Sephora, Marionnaud, Hudson’s Bay, Shoppers Drug Mart, Coles Myer and various travel retail outlets. We also sell products to independent fragrance, cosmetic, gift and other stores and through e-commerce. We currently sell our skin care and cosmetics products in the United States primarily in department stores. We also sell our fragrances, skin care and cosmetic products in approximately 90 other countries worldwide through perfumeries, pharmacies, department stores, specialty retailers, “duty free” shops and other retail shops and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through selected local distributors under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in the Elizabeth Arden and Red Door beauty salons, which are owned and operated by an unrelated third party. In addition to the sales price of the products sold to the operator of these salons, we receive a licensing fee based on the net sales from each of the salons for the use of the “Elizabeth Arden” or “Red Door” trademarks.

Our sales staff and marketing support personnel are organized by customer account based upon type and location of the customers. Our sales force routinely visits retailers to assist in the merchandising, layout and stocking of selling areas. For many of our mass retailers in the United States and Canada, we sell basic products in special packaging that deter theft and permit the products to be sold in open displays. This “open sell” program has been rolled out to more than 5,500 retail doors. In addition, our fulfillment capabilities enable us to reliably process, assemble and ship small orders on a timely basis. We use this ability to assist our customers in their retail distribution through “drop shipping” directly to their stores and by fulfilling their sales of beauty products over the Internet. We maintain sufficient quantities of inventory of our owned, licensed and distributed brands to meet customers’ rapid delivery requirements and to assure ourselves of a continuous allotment of products from suppliers.

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

Our ten largest customers accounted for approximately 35% of net sales for the year ended June 30, 2006. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart, which, on a global basis, accounted for approximately 13% of our net sales. The loss of or a significant adverse change in our relationship with any of our largest customers could have a material adverse effect on our business, prospects, results of operations and financial condition.

The industry practice for businesses that market beauty products has been to grant certain retailers, subject to the seller’s authorization and approval, the right to either return merchandise or to receive a markdown allowance for certain promotional products. We establish estimated return reserves and markdown allowances at the time of sale based upon historical and projected experience, economic trends and changes in customer demand. Our reserves and allowances are reviewed and updated as needed during the year, and additions to these reserves and allowances may be required. Additions to our reserves and allowances may have a negative impact on our financial results. We have a dedicated sales organization to sell returned products.

Marketing

Our marketing approach emphasizes a consistent global image for our brands, and each of our fragrance, skin care and cosmetics products is distinctively positioned with specific advertising themes, logos and packaging tailored for that particular product. We use traditional print, television and radio advertising, and point-of-sale merchandising, including displays and sampling as well as more non-traditional methods, such as the internet, mobile phones and instant messaging. We work with third party advertising agencies to assist us in our worldwide media planning which includes developing the media strategy for our brands and assisting us in developing the marketing campaigns for many of our products. We believe these agencies have the expertise to help us effectively market our products.

We utilize our spokesperson, Catherine Zeta-Jones, and our classic Red Door symbol, to reinforce the Elizabeth Arden brand heritage and contemporize the Elizabeth Arden brand globally. During the last three fiscal years, we increased our advertising to promote our core product franchises and develop new products. Our marketing personnel also work closely with customers to develop new products and promotions and extensions of our well-established brands. New product introduction is an important element in attracting consumers to our brands and in creating brand excitement with our retail customers. We spend a significant amount of resources developing new products.

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

Seasonality

Our operations have historically been seasonal, with higher sales occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In the year ended June 30, 2006, approximately 60% of our net sales were made during the first half of our fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances can reduce the seasonality of our business.

Manufacturing, Supply Chain and Logistics

We use third-party contract manufacturers in the United States and Europe to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our owned and licensed brands. Our fragrance and skin care products are primarily manufactured in plants located in New Jersey and Roanoke, Virginia, primarily by Cosmetic Essence, Inc., an unrelated third party, under a manufacturing agreement that expires on January 31, 2010. Pricing is based on fixed costs per item. Third parties in Europe manufacture certain of our fragrance and cosmetic products. We also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

Except for the Cosmetic Essence, Inc. manufacturing agreement, as is customary in our industry, we generally do not have long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 29% of our cost of sales for the year ended June 30, 2006. The loss of, or a significant adverse change in our relationship with any of our key fragrance manufacturers for our owned and licensed brands such as Cosmetic Essence, Inc. or suppliers of distributed fragrance brands could have a material adverse effect on our business, prospects, results of operations or financial condition.

Our United States fulfillment operations and fulfillment operations for certain other areas of the world are conducted out of, and a large portion of our inventory is located in, our Roanoke, Virginia distribution facility that we lease. As a result of the recent acquisitions of certain assets of Riviera Concepts Inc. and Sovereign Sales, LLC, we are using their respective facilities for a transition period. The Roanoke facility was expanded during the year ended January 31, 2004 to approximately 400,000 square feet in order to accommodate the consolidated distribution activities. Our fulfillment operations for Europe are conducted by CEPL, an unrelated third party, through a logistics services agreement at CEPL’s facility in Beville, France. The agreement expires in June 2007, but is automatically renewable for an additional one-year period unless either party gives nine months notice of termination prior to the end of the term. Our Canadian fulfillment operations are conducted by McKesson Outsource Logistics, an unrelated third party, from their facility in Toronto, Canada. The agreement expired in May 2006 and the parties are negotiating a new agreement. The loss of any of these distribution facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and inventory and could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Management Information Systems

Our primary information technology systems discussed below provide a complete portfolio of business systems, business intelligence systems, and information technology infrastructure services to support our global operations:

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

These management information systems and infrastructure provide on-line, real-time business process support for our global business operations. Further, many of these capabilities have been extended into the operations of our U.S. customers and third party service providers to enhance these arrangements, with examples such as vendor managed inventory, third party distribution, third party manufacturing, inventory replenishment, customer billing, retail sales analysis, product availability, pricing information and transportation management.

As part of our continuing efforts to enhance the efficiency of our operations and systems, during the year ended June 30, 2006, we implemented RFID solutions to satisfy Wal-Mart’s requirements, implemented Business Intelligence systems to enable global inventory management and global sales reporting, implemented business systems and infrastructure to enable affiliate operations in China and Taiwan, and completed the technology infrastructure transformation to a scalable architecture.

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

Employees

As of September 1, 2006, we had approximately 2,100 full-time employees and approximately 550 part-time employees in the United States and 17 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of September 1, 2006 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	47	Chairman, President and Chief Executive Officer
Stephen J. Smith	46	Executive Vice President and Chief Financial Officer
L. Hoy Heise	60	Executive Vice President, Chief Information Officer and Operations Planning
Michael H. Lombardi	63	Executive Vice President, Operations
Oscar E. Marina	47	Executive Vice President, General Counsel and Secretary
Elizabeth Park	43	Executive Vice President, Skin Care & Color Marketing and General Manager—Arden U.S.
Ronald L. Rolleston	50	Executive Vice President, Global Fragrance Marketing
Joel B. Ronkin	38	Executive Vice President, General Manager—North America Fragrances
Jacobus A. J. Steffens	45	Executive Vice President, General Manager—International

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of the Board of Directors since April 2000, as our President and Chief Executive Officer since August 2006, as our Chief Executive Officer since March 1998 and as a director of the company (including the predecessor fragrance company) since November 1995. Mr. Beattie served as our President from April 1997 to March 2003, as our Chief Operating Officer from April 1997 to March 1998, and as our Vice Chairman of the Board of Directors and Assistant Secretary from November 1995 to April 1997. Mr. Beattie is a director of BCC Advisors, Inc., a Toronto, Canada-based merchant banking firm, and Object Video, Inc., an information technology company. Mr. Beattie also is a director and a member of the Executive Committee of The Cosmetic, Toiletry & Fragrance Association and a member of the advisory board of the Ivey Business School.

Stephen J. Smith has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

L. Hoy Heise has served as our Executive Vice President, Chief Information Officer and Operations Planning since May 2006 and as our Senior Vice President and Chief Information Officer from May 2004 until May 2006. From February 2003 until May 2004, Mr. Heise was the founder and principal of his own technology consulting firm. Mr. Heise was Senior Vice President of Gartner, an information technology research firm, from June 1999 until May 2001. Prior to that, Mr. Heise worked in various management and consulting capacities for Renaissance Worldwide, a global provider of business process improvement and information technology consulting services.

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

Elizabeth Park has served as our Executive Vice President, Skin Care & Color Marketing and General Manager—Arden U.S., since May 2006 and as our Senior Vice President, Global Marketing from March 2005 until May 2006. Prior to joining our company, Ms. Park was Senior Vice President Marketing U.S.A. for Lancôme, a division of L’Oreal Products from March 2003 until March 2005. From July 1995 to July 2002, Ms. Park held several marketing management positions with the Estee Lauder Companies.

Ronald L. Rolleston has served as our Executive Vice President, Global Fragrance Marketing since May 2006, as our Executive Vice President, Global Marketing since April 2003, as our Executive Vice President, Global Marketing and Prestige Sales from February 2002 until April 2003, as our Senior Vice President, Global Marketing from February 2001 through January 2002, and as our Senior Vice President, Prestige Sales from March 1999 through January 2001. Mr. Rolleston served as President of Paul Sebastian, Inc., a fragrance manufacturer, from September 1997 until January 1999. Mr. Rolleston served as Executive Vice President of Global Marketing of the Elizabeth Arden Company from January 1995 to March 1997 and as the General Manager of Europe for the Calvin Klein Cosmetics Company from May 1990 to September 1994.

Joel B. Ronkin has served as our Executive Vice President, General Manager—North America Fragrances since May 2006, as our Executive Vice President and Chief Administrative Officer from March 2004 until May 2006, as our Senior Vice President and Chief Administrative Officer from February 2001 through February 2004, and as our Vice President, Associate General Counsel and Assistant Secretary from the time he joined us in March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 until June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

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

ITEM 1A.     RISK FACTORS

The risk factors in this section describe the major risks to our business and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the key factors discussed in this section that have a direct bearing on our business, prospects, results of operation and financial condition.

We caution that the factors described in this section could cause our actual results to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers.

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, could have a material adverse effect on our business, prospects, results of operations and financial condition. Our ten largest customers accounted for approximately 35% of our net sales in the year ended June 30,

2006. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2006 was Wal-Mart, who, on a global basis, accounted for approximately 13% of our net sales. In addition, our suppliers of distributed brands, which represented approximately 29% of our cost of sales for fiscal 2006, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us.

Additional risks related to our customers include the customers’ buying patterns, including their purchase and retail floor space commitments for fragrance and cosmetics in general (compared with other product categories they sell) and their inventory reduction initiatives; the customers’ requirements for vendor margin support; any credit risks presented by the customers; the effect, including the closure of customer doors, of consolidation, and the uncertainty resulting there from.

International and domestic economic and business changes that could impact consumer confidence or operations.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during economic downturns, including during periods of inflation or high gasoline prices, or in the event of terrorism or diseases affecting customers purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores that may, in turn, result in reduced net sales to our customers.

Impact of competitive products and pricing.

The beauty industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. We compete primarily with global prestige beauty companies, some of who have significantly greater resources than we have. Our products compete for consumer recognition and shelf space with products that have achieved significant international, national and regional brand name recognition and consumer loyalty. Our products also compete with new products that often are accompanied by substantial promotional campaigns. We cannot guarantee that any new product will generate sufficient consumer interest and sales to support our expected cash flow and profitability. These factors, as well as changes in product mix to lower margin products, demographic trends, economic conditions, discount pricing strategies by competitors, direct sales by manufacturers to our customers could result in increased competition.

We are subject to risks related to our international operations.

Our international operations could be affected by foreign exchange rate fluctuations, import and export license requirements, trade restrictions, changes in tariffs and taxes, restrictions on repatriating foreign profits back to the United States, foreign investment, our unfamiliarity with foreign laws and regulations, difficulties in staffing and managing international operations, diseases affecting customer purchasing patterns, geopolitical conditions, such as terrorist attacks, war or other military action and changes in social, political, legal and other conditions affecting foreign operations.

Fluctuations in foreign exchange rates could adversely affect our results of operations.

Our functional currency is the U.S. dollar. Our debt, interest expense and a significant portion of our overhead expenses are denominated in U.S. dollars. However, approximately 40% of our net sales for fiscal 2006 were denominated in currencies other than the U.S. dollar. A significant weakening of the currencies in which we generate sales relative to the U.S. dollar may adversely affect our ability to meet our U.S. dollar obligations. In addition, our results of operations are reported in U.S. dollars. Outside the United States, our sales and costs are denominated in a variety of currencies including the euro, British pound, Swiss franc and Australian dollar. Declines in these currencies relative to the U.S. dollar could adversely affect our results of operations and cash flows used to fund working capital when translated according to U.S. generally accepted accounting principles.

Our ability to acquire or license additional brands, secure additional distribution arrangements or obtain the required financing for these agreements and arrangements.

Our business strategy contemplates the continued increase of our portfolio of owned, licensed and distributed brands. Our future expansion through acquisitions, new product licenses or new product distribution arrangements, if any, will depend upon the capital resources and working capital available to us. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions, licenses or arrangements on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

Our ability to successfully and cost-effectively integrate acquired businesses or new brands.

Acquisitions may entail numerous integration risks and impose costs on us that could affect our business and financial results, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence or assumption of substantial debt and liabilities; and

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets.

Our level of indebtedness.

At June 30, 2006, we had total debt of approximately $265 million, including $225 million in aggregate principal amount under our 7 3/4% senior subordinated notes and $40 million outstanding on our revolving credit facility. In addition, we used approximately $88 million of borrowings under our revolving credit facility to fund the cash portion of the purchase price for the acquisition of certain assets of Sovereign Sales, LLC.

Subject to the restrictions in our revolving credit facility and the indenture governing our outstanding 7 3/4% senior subordinated notes, we may incur significant additional indebtedness, which may be secured.

Our indebtedness could have important consequences including making it more difficult for us to satisfy our obligations under our indebtedness, increase our vulnerability to general adverse economic and industry conditions, restrict our ability to consummate acquisitions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate placing us at a competitive disadvantage compared to our competitors that have less debt; and limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds and pay dividends. Our future cash flow may be insufficient to meet the payment obligations of our indebtedness. Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Debt service obligations and restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes may reduce our operating flexibility.

Our revolving credit facility requires us to maintain specified amounts of borrowing capacity and to maintain a debt service coverage ratio. Our ability to meet those conditions can be affected by events beyond our control, and therefore we may be unable to meet those conditions. If our actual results deviate significantly from our projections, we may not remain in compliance with the conditions and would not be allowed to borrow under the revolving credit facility. If we were not able to borrow under our revolving credit facility, we would be required to develop an alternative source of liquidity. We cannot assure you that we could obtain replacement financing on favorable terms or at all.

Our default under our revolving credit facility could also result in a default under our indenture for our 7 3/4% senior subordinated notes. Upon the occurrence of an event of default under our indenture, all amounts outstanding under our other indebtedness may be declared to be immediately due and payable. If we were unable to repay amounts due on our secured debt, the lenders would have the right to proceed against the collateral granted to them to secure that debt. The indenture contains various covenants that limit our operating flexibility and our ability to engage in certain transactions.

The retention and availability of key personnel and succession of senior management.

Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel, including our chief executive officer, E. Scott Beattie. In addition, there are risks associated with our ability to provide for the succession of senior management including our chief executive officer.

Delays in shipments, inventory shortages.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and suppliers to manufacture substantially all of our products. We currently obtain these products from a limited number of manufacturers and other suppliers. There are risks to our business if we were to experience delays in the delivery of the finished products or the raw materials or components used to make such products or if these suppliers were unable to supply product.

The loss of or disruption in our distribution facilities.

We currently have one distribution facility in the United States and are using the distribution facilities of Sovereign Sales, LLC and Riviera Concepts Inc. on a transition basis. The loss of these facilities, as well as the inventory stored in these facilities, would require us to find replacement facilities and assets.

Our ability to protect our intellectual property rights.

The market for our products depends to a significant extent upon the value associated with our trademarks and trade names. We own, or have licenses or other rights to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the U.S. and in other countries where such products are principally sold. Therefore, trademark and trade name protection is important to our business. Although most of our brand names are registered in the U.S. and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and trade names may be substantial.

We currently hold exclusive license rights to use the trademarks of certain of our beauty and fragrance products pursuant to license agreements. We are required to comply with the terms set forth in the applicable license agreements, including among other things compliance with the payment of minimum royalties, minimum marketing expenses and maintenance of certain levels of sales or risk losing the manufacturing and distribution rights to the relevant products.

Other parties may infringe on our intellectual property rights or intellectual property rights that we are licensed to use and may thereby dilute our brands in the marketplace. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. We may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could materially adversely affect our business, prospects, results of operations and financial condition.

Reductions in travel and restrictions on travelers could affect our travel retail business.

We depend on travel for our travel retail business. Any reductions in travel and increases in restrictions on travelers’ ability to transport our products on airplanes, including as a result of general economic downturns, diseases, acts of war or terrorism could result in a material decline in sales and profitability of our travel retail business.

We may not have sufficient working capital availability under our revolving credit facility to meet our seasonal working capital requirements.

Our working capital requirements have been and will continue to be significant. To date, we have financed and expect to continue to finance our working capital requirements primarily through internally generated funds and our revolving credit facility. If we were to experience a significant shortfall in sales or internally generated funds, we may not have sufficient liquidity to fund our business.

Our quarterly results of operations fluctuate due to seasonality and other factors.

We generate a significant portion of our net income and cash flow in the first half of the year as a result of the seasonality of sales combined with fixed operating expenses, interest expense and quarterly depreciation and amortization charges. Similarly, our working capital needs are greater during the first half of the fiscal year. In addition, we may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including timing of customer orders and additions or losses of brands or distribution rights.

Changes in laws and accounting standards.

Our future results could be adversely affected by changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations), consumer and privacy laws and product regulation laws in the U.S. and other countries.

Demand for celebrity beauty products

We have signed license agreements to manufacture, market and distribute a number of celebrity beauty products, including for Elizabeth Taylor, Britney Spears, Hilary Duff, Danielle Steel and Mariah Carey. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity and the celebrity’s reputation. To the extent a celebrity ceases to be appealing to consumers or the celebrity’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially and the duration of the license agreements may be shortened.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

United States.    In December 2005, we moved our corporate headquarters from Miami Lakes, Florida to Miramar, Florida where we lease approximately 35,000 square feet of general office space. The lease expires May 31, 2011. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2013. We also lease a 76,000-square foot warehouse in Roanoke to coordinate returns processing whose term expires in December 2009. We lease 62,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2011. We lease approximately 33,000 square feet of general offices for our marketing operations in New York City under a lease that expires in April 2016.

International.    Our international operations are headquartered in offices in Geneva, Switzerland under a lease that expires in December 2007. We also lease sales offices in Australia, Austria, Canada, China, Denmark, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain, Taiwan and the United Kingdom and a small distribution facility in Puerto Rico. We also own a small manufacturing and distribution facility in South Africa primarily to manufacture and distribute local requirements of our products.

ITEM 3.    LEGAL PROCEEDINGS

In October 2005, we received a demand from a licensee of certain of our patents alleging we had breached the license agreement, indicating that it would not pay any further royalties and requesting that we return approximately $3 million in royalty payments already made. We believe that we have not breached the license agreement and that the licensee is obligated to continue to make royalty payments. We are not able to determine the ultimate outcome of this dispute or estimate the possible loss or range of loss relating to the licensee’s claim but we believe the ultimate outcome will not have a material adverse effect on our financial position, results of operations or cash flows.

In August 2006, Dr. Amy Lewis filed an action in the U.S. District Court for the Southern District of New York against us alleging that our use of her quote in product advertisements was unauthorized and constituted a false endorsement, false advertising, invasion of privacy, a violation of the right to publicity, fraud and unjust enrichment. The plaintiff seeks to enjoin our use of her name in advertising and damages of no less than $10 million, including payment of profits associated with the relevant product, and exemplary and treble damages. We believe that the claims lack merit and are vigorously contesting the matter. We are not able to determine the ultimate outcome of this dispute or estimate any losses relating to the plaintiff’s claim.

We are a party to a number of legal actions, proceedings or claims, including tax matters. While any action, proceeding or claim contains an element of uncertainty; management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2006.

PART II

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock, $.01 par value per share, has been traded on the NASDAQ Stock Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low closing prices for our common stock, as reported on the NASDAQ Stock Market for each of our fiscal quarters from July 1, 2004 through June 30, 2006.

Quarter Ended	High	Low
6/30/06	$23.32	$17.22
3/31/06	$24.40	$19.33
12/31/05	$22.10	$19.04
9/30/05	$25.08	$20.50
6/30/05	$23.89	$20.74
3/31/05	$26.40	$22.25
12/31/04	$25.00	$21.32
9/30/04	$21.84	$19.20

Holders.    As of September 1, 2006, there were 412 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends.    We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our revolving credit facility and the indentures relating to our 7 3/4% senior subordinated notes due 2014 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and a fixed charge coverage ratio after the payment of the dividends. See Notes 9 and 10 to the Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

The following table sets forth information concerning our common stock authorized for issuance under our compensation plans at June 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,366,469	$15.10	1,269,827
Equity compensation plans not approved by security holders	—	$—	—
Totals	3,366,469	$15.10	1,269,827

Issuer Purchases of Equity Securities

This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended June 30, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period(1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2006 through April 30, 2006	72,550	$21.97	72,550	$30,348,670
May 1, 2006 through May 31, 2006	105,049	$21.01	105,049	$28,145,230
June 1, 2006 through June 30, 2006	746,105	$18.10	746,105	$14,661,266

Totals	923,704	$18.74	923,704	$14,661,266

(1)	On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of common stock through March 31, 2007. The stock repurchase program was announced on November 3, 2005. We purchased the shares on the open market.
(2)	Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program.

ITEM 6.    SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers’ retail calendars. See our website www.elizabetharden.com\EACorporate for unaudited financial results for the twelve months ended June 30, 2004, 2003 and 2002.

(Amounts in thousands, except per share data)	Years Ended June 30,				Five Months Ended June 30, 2004		Years Ended January 31,
	2006		2005				2004		2003	2002
Selected Statement of Operations Data
Net sales	$954,550		$920,538		$222,784		$814,425		$752,041	$668,097
Gross profit	404,072		411,364		88,284		335,777		307,413	245,392 (1)
Income (loss) from operations	68,257		78,533		(32,314)		72,330		68,209	5,863
Debt extinguishment charges	758		—		3,874		34,808		—	—
Net income (loss)	32,794		37,604		(31,843)		2,036		18,150	(29,837)
Accretion and dividend on preferred stock	—		—		762		3,502		3,653	3,438
Accelerated accretion on converted preferred stock	—		—		19,090		18,584		—	—
Net income (loss) attributable to common shareholders	32,794		37,604		(51,695)		(20,050)		14,497	(33,275)

Selected Per Share Data
Earnings (loss) per common share
Basic	$1.15	(2)	$1.35	(3)	$(2.08	)(4)	$(1.02	)(5)	$0.82	$(1.92)
Diluted	$1.10	(2)	$1.25	(3)	$(2.08	)(4)	$(1.02	)(5)	$0.78	$(1.92)
Weighted average number of common shares
Basic	28,628		27,792		24,885		19,581		17,757	17,309
Diluted	29,818		30,025		24,885		19,581		23,200	17,309
Other Data
EBITDA(6)	$89,608		$100,038		$(27,495)		$58,374		$90,984	$36,497
Net cash provided by (used in) operating activities	65,276		35,549		(46,591)		45,801		28,620	8,653
Net cash used in investing activities	24,335		17,508		4,138		11,365		13,007	3,443
Net cash (used in) provided by financing activities	(37,584)		(15,785)		(15,080)		31,196		(9,753)	(6,361)

	Years Ended June 30,				Five Months Ended June 30, 2004		Years Ended January 31,
	2006		2005				2004		2003	2002
Selected Balance Sheet Data
Cash	$28,466		$25,316		$23,494		$89,087		$22,663	$15,913
Inventories	269,270		273,343		258,638		193,382		200,876	192,736
Working capital	280,942		275,628		191,872		220,843		216,461	190,290
Total assets	759,903		719,897		663,686		698,079		627,620	596,765
Short-term debt	40,000		47,700		65,900		—		2,068	7,700
Long-term debt, including current portion	225,951		233,802		238,566		325,089		320,329	328,433
Convertible, redeemable preferred stock	—		—		—		10,793		15,634	11,980
Shareholders’ Equity	277,847		259,200		202,060		210,959		131,844	111,934

(1)	Effective February 1, 2002, we adopted Emerging Issues Task Force (“EITF”) No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer,” which codifies and reconciles EITF No. 00-14 “Accounting for Certain Sales Incentives” and EITF No. 00-25 “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products.” Therefore, for the year ended January 31, 2002, we have reclassified certain costs from selling, general and administrative expense as reductions to net sales and gross profit. These reclassifications have no impact on income from operations or net income.

(2)	As a result of the adoption of SFAS 123R, Share-Based Payment, and restructuring and debt extinguishment charges, basic and fully diluted earnings per share were reduced by $0.20 and $0.19 per share, respectively.
(3)	As a result of the impairment charge related to the sale of the Miami Lakes facility in June 2005, basic and fully diluted earnings per share were reduced by $0.06 and $0.05 per share, respectively.
(4)	As a result of the accelerated accretion on the conversion of the Series D convertible preferred stock into common stock in April 2004 and June 2004 and the debt extinguishment and restructuring charges, basic and diluted loss per share increased by $0.89 per share.
(5)	As a result of the accelerated accretion on the conversion of the Series D convertible preferred stock into common stock in October 2003 and the debt extinguishment and restructuring charges, basic and diluted earnings per share were reduced by $2.09 and $1.99 per share, respectively.
(6)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	it does not reflect any cash income taxes that we may be required to pay; and

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

	Years Ended June 30,				Five Months Ended June 30, 2004		Years Ended January 31,
(Amounts in thousands)	2006		2005				2004		2003	2002
Net income (loss)	$32,794		$37,604		$(31,843)		$2,036		$18,150	$(29,837)
Provision for (benefit from) income taxes	11,281		17,403		(14,188)		(4,112)		7,059	(9,014)
Interest expense	23,424		23,526		9,835		39,593		43,075	44,763
Depreciation and amortization	22,109		21,505		8,701		20,857		22,700	30,585

EBITDA	$89,608	(a)	$100,038	(b)	$(27,495	)(c)	$58,374	(d)	$90,984	$36,497 (e)

(a)	EBITDA includes costs related to the adoption of SFAS 123R, Share-Based Payment, restructuring charges and debt extinguishment charges of $5.8 million, $1.2 million and $0.8 million, respectively.
(b)	EBITDA includes an impairment charge related to the sale of the Miami Lakes facility of $2.2 million.
(c)	EBITDA includes debt extinguishment and restructuring charges of $3.9 million and $1.3 million, respectively.
(d)	EBITDA includes debt extinguishment and restructuring charges of $34.8 million and $2.3 million, respectively.
(e)	EBITDA for the year ended January 31, 2002 reflects $20.5 million of lower gross profits due to high cost Elizabeth Arden inventory owned prior to the acquisition of the Elizabeth Arden business and sold during that fiscal year, a $10.3 million inventory charge incurred in the second quarter and a $0.5 million restructuring charge incurred in the fourth quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers’ retail calendars. As a result, the financial periods presented and discussed will be as follows: (i) the year ended June 30, 2006 represents the twelve months ended June 30, 2006; (ii) the year ended June 30, 2005 represents the twelve months ended June 30, 2005; (iii) the five-month transition period represents the five months ended June 30, 2004; and (iv) the year ended January 31, 2004 represents the twelve months ended January 31, 2004.

Overview

We are a global prestige beauty products company. We sell our fragrance, skin care and color cosmetic products to retailers in the United States in department stores and mass retailers, as well as internationally in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 300 fragrance, skin care and cosmetic brands through brand ownership, brand licensing and distribution arrangements. In addition to the over 100 prestige brands we own and license, we also distribute over 200 additional prestige fragrance brands principally to mass retailers in the United States. Our portfolio of owned and licensed fragrance brands includes the Elizabeth Arden fragrance brands: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden green tea, and Elizabeth Arden Provocative Woman; the Elizabeth Taylor fragrance brands: White Diamonds and Elizabeth Taylor’s Passion; the Britney Spears fragrance brands: curious Britney Spears and fantasy Britney Spears; the Hilary Duff fragrance With Love…Hilary Duff; the Danielle Steel fragrance Danielle by Danielle Steel, the fragrance brand White Shoulders; the men’s fragrances Daytona 500, GANT adventure, HUMMERTM Fragrance for Men, and PS Fine Cologne for Men; the designer fragrance brands of Alfred Sung, Badgley Mischka, Bob Mackie, Lulu Guinness, Nanette Lepore, Cynthia Rowley, Geoffrey Beene’s Grey Flannel and the Halston fragrance brands: Halston and Z-14. Our skin care brands include Ceramide, Eight Hour Cream and Prevage™, and our cosmetics products include the Elizabeth Arden brand lipstick, foundation and color cosmetics products.

Our business strategy to increase net sales, operating margins and earnings is based on (a) growing the sales of our existing brand portfolio through new product launches and increased advertising and marketing activities, (b) acquiring control of additional prestige brands through licensing opportunities and acquisitions, (c) expanding the offering of prestige fragrance products that we distribute on behalf of other beauty companies to mass retail customers, (d) pursuing opportunities to improve our cost structure and working capital efficiencies, and (e) developing emerging markets.

We manage our business by evaluating net sales, EBITDA (as defined in Note 6 under Item 6 “Selected Financial Data”) and working capital utilization (including through the levels of inventory and accounts receivable and operating cash flow). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information and Factors That May Affect Future Results.”

On August 11, 2006, we completed the acquisition of certain assets of Sovereign Sales, LLC. Sovereign Sales has been a distributor of prestige fragrances to mass retail customers in North America for over 20 years. We expect this acquisition to expand our North American fragrance business and increase our market share with our mass retail customers. In addition, on June 29,

2006, we acquired the brand licenses and certain assets of Riviera Concepts Inc. The acquired brands include the designer fragrance brands of Alfred Sung, Badgley Mischka, Nanette Lepore, Cynthia Rowley, Lulu Guinness and Bob Mackie and the HUMMER™ Fragrance for Men. We believe the acquisition of these fragrance brands will complement our Elizabeth Arden fragrance portfolio. Our ability to integrate these acquisitions will be a factor impacting our financial results in the fiscal year ending June 30, 2007.

Our financial results for the fiscal year ending June 30, 2007, also will depend on our ability to successfully launch new products, particularly our new fragrance launches for Hilary Duff, Danielle Steel, Mariah Carey and a new Elizabeth Arden fragrance. New product introductions require additional upfront spending for marketing, development and promotional expenses. To the extent one or more of our new product introductions are not as successful as we had planned, it could result in a reduction of profitability and cash flow.

In the year ended June 30, 2006, net sales increased 3.7% compared to the prior year period. On a constant currency basis, the increase was 4.4%. Sales related to initial brand launches, including the fantasy Britney Spears fragrance and the Prevage™ skin care line were partially offset by lower sales of distributed brands as a result of the loss of distribution of certain brands previously manufactured by Unilever Cosmetics, and lower sales of brands launched last year. Gross margins decreased to 42.3% in the current year period from 44.7% in the prior year period as a result of proportionately higher sales of owned and licensed fragrances into mass retail channels of distribution and higher promotional sales. Product costs of new launches have also increased. Consolidation of certain retailers, primarily resulting from the Federated Department Stores and The May Company combination, and certain customers implementing inventory control initiatives also negatively affected our financial results. Selling, general and administrative expenses increased 1.5% for the year ended June 30, 2006 compared to the prior year period, primarily due to an increase in royalty costs related to higher sales of licensed brands and product development costs, partially offset by lower promotional costs. Cash flow from operations improved by 84% for the year ended June 30, 2006 compared to the prior year period primarily due to a reduction in inventory and an increase in accounts receivable collections. This improvement in cash flow from operations was partially offset by a decrease in accounts payable and other payables and accrued expenses, and lower earnings.

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

We have determined that the Elizabeth Arden trademarks acquired in the January 2001 acquisition of the Elizabeth Arden business have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. In the third quarter ended March 31, 2006, we performed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

Depreciation and Amortization.    Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method.

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

Hedge Contracts.    Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, we designated each qualifying foreign currency contract we have entered into as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

Stock-Based Compensation.    In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”), which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Effective July 1, 2005, we adopted SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during the year ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the awards’ vesting period. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards was based on the closing price of our common stock on the date of grant. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Prior to July 1, 2005, we accounted for our stock incentive plans under the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to the fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the year ended June 30, 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004.

We rely on our historical experience and post-vested termination activity to provide accurate data for estimating our expected term for use in determining the fair value of our stock options. We currently estimate our stock volatility by considering our historical stock volatility experience. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the input to the Black-Scholes model. We estimate forfeitures using our historical experience. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.

For the year ended June 30, 2006, we recorded additional costs related to the adoption of SFAS 123R, which include the effects of any grants made during the year, of approximately $5.8 million (approximately $4.3 million, net of taxes) or $0.15 per basic share and $0.14 per diluted share. Included in the $5.8 million of total costs recorded is a charge of approximately $0.1 million relating to a change in the valuation method of certain restricted stock awards as a result of the adoption of this standard.

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

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations and as a percentage of net sales, for the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004, the five-month period ended June 28, 2003 and the year ended January 31, 2004. (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Years Ended June 30,				Five Months Ended				Year Ended January 31, 2004
	2006		2005		June 30, 2004		June 28, 2003
Net sales(1)	$954,550	100.0%	$920,538	100.0%	$222,784	100.0%	$205,201	100.0%	$814,425	100.0%
Cost of sales	550,478	57.7	509,174	55.3	134,500	60.4	130,348	63.5	478,648	58.8
Gross profit	404,072	42.3	411,364	44.7	88,284	39.6	74,853	36.5	335,777	41.2
Selling, general and administrative expenses	313,706	32.9	309,170	33.6	111,897	50.2	95,493	46.5	242,590	29.8
Impairment charge related to the sale of the Miami Lakes facility	—		2,156	0.2	—	—	—	—	—	—
Depreciation and amortization	22,109	2.3	21,505	2.3	8,701	3.9	8,443	4.1	20,857	2.6
Income (loss) from operations	68,257	7.2	78,533	8.5	(32,314)	(14.5)	(29,083)	(14.2)	72,330	8.9
Interest expense	23,424	2.5	23,526	2.6	9,835	4.4	16,986	8.3	39,593	4.9
Debt extinguishment charges (gain)	758	0.1	—	—	3,874	1.7	(123)	(0.1)	34,808	4.3
Other expense (income)	—	—	—	—	8	0.0	(29)	0.0	5	0.0
Income (loss) before income taxes	44,075	4.6	55,007	6.0	(46,031)	(20.7)	(45,917)	(22.4)	(2,076)	(0.3)
Provision for (benefit from) income taxes	11,281	1.2	17,403	1.9	(14,188)	(6.4)	(13,176)	(6.4)	(4,112)	(0.5)
Net income (loss)	32,794	3.4	37,604	4.1	(31,843)	(14.3)	(32,741)	(16.0)	2,036	0.2
Accretion and dividend on preferred stock	—	—	—	—	762	0.3	1,626	0.8	3,502	0.4
Accelerated accretion on converted preferred stock	—	—	—	—	19,090	8.6	—	—	18,584	2.3
Net income (loss) attributable to common shareholders	32,794	3.4	37,604	4.1	(51,695)	(23.2)	(34,367)	(16.7)	(20,050)	(2.5)

	Years Ended June 30,				Five Months Ended				Year Ended January 31, 2004
	2006		2005		June 30, 2004		June 28, 2003
Other data:
EBITDA and EBITDA margin(2)	$89,608	9.4%	$100,038	10.9%	$(27,495)	(12.3)%	$(20,488)	(10.0)%	$58,374	7.2%

(1)	The following chart represents our net sales to customers in the U.S. and internationally during the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004, the five months ended June 28, 2003 and the year ended January 31, 2004:

	Years Ended June 30,				Five Months Ended				Year Ended January 31, 2004
	2006		2005		June 30, 2004		June 28, 2003
United States	$576,633	60%	$571,374	62%	$130,267	58%	$121,901	59%	$548,430	67%
International	377,917	40%	349,164	38%	92,517	42%	83,300	41%	265,995	33%

Total	$954,550	100%	$920,538	100%	$222,784	100%	$205,201	100%	$814,425	100%

(2)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 6 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Net Sales.    Net sales increased 3.7% for the year ended June 30, 2006 compared to the year ended June 30, 2005. Excluding the impact of foreign currency translation, net sales increased 4.4%. The sales increase was mainly driven by $79 million of sales related to initial brand launches, including the fantasy Britney Spears fragrance and the Prevage™ skin care line, partially offset by $17 million of lower sales of distributed brands, including as a result of the loss of distribution of brands previously manufactured by Unilever Cosmetics, and $30 million of lower sales of brands initially launched last fiscal year, primarily the curious Britney Spears and Elizabeth Arden Provocative Woman fragrances. The consolidation of certain retail customers, such as Federated Department Stores and The May Company, and retail customers implementing inventory control initiatives also negatively affected net sales. We expect retailer inventory control initiatives will continue to affect net sales in the short term. Pricing changes had an immaterial effect on the net sales increase.

Gross Profit.    Gross profit decreased by 1.8% for the year ended June 30, 2006 compared to the year ended June 30, 2005. Gross margin decreased to 42.3% for the year ended June 30, 2006, from 44.7% for the year ended June 30, 2005 primarily as a result of proportionately higher sales of owned and licensed fragrances into mass retail channels of distribution and higher promotional sales. Product costs of new launches have also increased and the consolidation of certain retail customers, such as Federated Department Stores and The May Company, and retail customers implementing inventory control initiatives also negatively affected gross profit and gross margin.

SG&A.    Selling, general and administrative expenses increased 1.5% for the year ended June 30, 2006 compared to the year ended June 30, 2005. The increase was primarily due to an increase in royalty costs related to higher sales of licensed brands and product development costs totaling $3.2 million, rent expense of $1.6 million and the unfavorable impact of foreign currency rates of $0.7 million, partially offset by a $0.9 million decrease in promotional costs.

Impairment Charge Related to the Sale of the Miami Lakes Facility.    During the year ended June 30, 2005, we recorded a non-cash charge of approximately $2.2 million related to the impairment of assets that were part of, or used in, the Miami Lakes facility in anticipation of the sale of the facility. See Note 7 to the Notes to Consolidated Financial Statements.

Depreciation and Amortization.    Depreciation and amortization increased 2.8% for the year ended June 30, 2006, compared to the year ended June 30, 2005, primarily due to higher amortization costs resulting from the addition of the Prevage™ license and the acquisition of intangible assets from our former distributors in the People’s Republic of China and Taiwan. See Note 12 to the Notes to Consolidated Financial Statements.

Interest Expense.    Interest expense, net of interest income, decreased by 0.4% for the year ended June 30, 2006, compared to the year ended June 30, 2005. The small decrease is primarily due to lower average monthly borrowings on our revolving credit facility offset, in part, by higher interest rates on our revolving credit facility and on the interest rate swap agreement prior to our termination of that agreement in March 2006.

Debt Extinguishment Costs.    On February 1, 2006, we redeemed the remaining $8.8 million aggregate principal amount of our 11 3/4% senior secured notes due 2011 at the redemption price of 105.875% of their par amount plus accrued interest. As a result of the redemption, we incurred a pre-tax debt extinguishment charge of approximately $0.8 million. See Note 10 to the Notes to Consolidated Financial Statements.

Provision for Income Taxes.    The provision for income taxes decreased by $6.1 million for the year ended June 30, 2006 compared to the year ended June 30, 2005 due to lower income from operations and a lower effective tax rate. The annual effective tax rate decreased from 31.6% in the year ended June 30, 2005, to 25.6% in the year ended June 30, 2006, due to increased earnings contribution from international affiliates, which generally have tax rates lower than the U.S. federal statutory tax rate. See Note 13 to the Notes to Consolidated Financial Statements.

Net Income.    Net income for the year ended June 30, 2006 decreased by $4.8 million as compared to the year ended June 30, 2005. The decrease was primarily a result of a lower gross margin and higher selling, general and administrative expenses, partially offset by lower income taxes.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $10.4 million to $89.6 million for the year ended June 30, 2006 compared to $100.0 million for the year ended June 30, 2005. The decrease in EBITDA was primarily the result of a lower gross profit, higher selling, general and administrative expenses and the debt extinguishment charge related to the redemption of the remaining $8.8 million aggregate principal amount of 11 3/4% senior secured notes due 2011, partially offset by the $2.2 million impairment charge during the year ended June 30, 2005 related to the sale of the Miami Lakes facility. For a reconciliation of net income to EBITDA for the years ended June 30, 2006 and 2005, see Note 6 under Item 6 “Selected Financial Data.”

Year Ended June 30, 2005 Compared to Year Ended January 31, 2004

Net Sales.    Net sales increased approximately 13.0% for the year ended June 30, 2005 compared to the year ended January 31, 2004. The sales increase was driven by approximately $120 million in sales related to new fragrance product launches, including curious Britney Spears and Elizabeth Arden Provocative Woman, the favorable impact of foreign currency rates and approximately $11 million related to increased skin care product sales globally and increased cosmetic product sales internationally. These increases were partially offset by approximately $31 million of lower sales of certain fragrances to certain U.S. retail customers, primarily ardenbeauty and Red Door Revealed, which were launched in the years ended January 31, 2003 and 2004, respectively. Excluding the impact of foreign currency translation, net sales increased 9.6%.

Gross Profit.    Gross profit increased 22.5% for the year ended June 30, 2005 compared to the year ended January 31, 2004. The increase in gross profit was principally due to higher net sales, including new product launches, which contributed approximately $47 million of additional gross profit, a 600 basis point increase in the proportion of sales of owned and licensed brands, which have higher gross margins than distributed brands and contributed $21 million to gross profit, the favorable impact of foreign currency rates described above and lower supply chain distribution costs of approximately $2 million, partially offset by approximately $1 million of higher “gift with purchase” costs. Gross margins increased to 44.7% in the year ended June 30, 2005 from 41.2% in the year ended January 31, 2004.

SG&A.    Selling, general and administrative expenses increased 27.4% for the year ended June 30, 2005 over the year ended January 31, 2004. The increase was principally due to approximately $54 million in advertising, promotion and selling costs to support brand development and sales, including for the curious Britney Spears and the Elizabeth Arden Provocative Woman fragrance launches, the adverse impact of foreign currency rates and approximately $5 million in higher employee incentive compensation costs, primarily restricted stock awards, as the Company has reduced the number of employee stock options granted and has migrated towards more performance-based share awards, partially offset by a $2.3 million restructuring charge in the year ended January 31, 2004 related to the consolidation of our U.S. distribution facilities, which was announced in November 2003 and was substantially completed by March 2004. The unfavorable impact of foreign currency exchange rates contributed approximately $15.1 million to the increase in selling, general and administrative expenses compared to the year ended January 31, 2004. The increase in selling, general and administrative expenses as a percentage of net sales primarily reflects the increased advertising and product development costs and unfavorable foreign currency exchange rates.

Impairment Charge Related to the Sale of the Miami Lakes Facility.    During the year ended June 30, 2005, we recorded a non-cash charge of approximately $2.2 million related to the impairment of assets that were part of, or used in, the Miami Lakes facility in anticipation of the sale of the facility. See Note 7 to the Notes to Consolidated Financial Statements.

Depreciation and Amortization.    Depreciation and amortization increased 3.1% for the year ended June 30, 2005, compared to the year ended January 31, 2004, principally as a result of the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the cessation of distribution operations at this facility, partially offset by certain intangible assets that were fully amortized by the end of January 31, 2004.

Interest Expense.    Interest expense, net of interest income, decreased by 40.6% in the year ended June 30, 2005 from the year ended January 31, 2004. The decrease resulted from the redemptions of the 11 3/4% senior notes due 2011 and the 10 3/8% senior notes due 2007 during the year ended January 31, 2004. See Notes 9 and 10 to the Notes to the Consolidated Financial Statements.

Debt Extinguishment Costs.    During the year ended January 31, 2004, we recorded $34.8 million of debt extinguishment charges relating to the redemption of $151.2 million aggregate principal amount of the 11 3/4% senior notes and $65.3 million aggregate principal amount of the 10 3/8% senior notes. See Note 10 to the Notes to the Consolidated Financial Statements.

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

Accretion and Dividend on Preferred Stock.    The accretion and dividend on preferred stock, which is a non-cash charge to net loss attributable to common shareholders in the year ended January 31, 2004, represents the accretion of the original carrying value of $8.5 million of the Series D convertible preferred stock to its liquidation preference, and the imputed dividends on such preferred stock. As a result of all the Series D convertible preferred stock being converted before the start of the year ended June 30, 2005 period, there was no accretion and dividend recorded during the year ended June 30, 2005 compared to $3.5 million recorded during the year ended January 31, 2004. See Note 15 to the Notes to Consolidated Financial Statements.

Accelerated Accretion on Converted Preferred Stock.    In October 2003, we recorded accelerated accretion on the Series D convertible preferred stock of $18.6 million for the preferred stock converted into common stock by an affiliate of Unilever that was sold in a public offering in October 2003. See Note 15 to the Notes to Consolidated Financial Statements.

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

Five-Month Transition Period Ended June 30, 2004 Compared to Five Months Ended June 28, 2003

Net Sales.    Net sales increased approximately 8.6% for the five-month transition period ended June 30, 2004 over the five months ended June 28, 2003. The sales increase was driven by approximately $12 million of new product launches, primarily the Elizabeth Arden Provocative Woman and the Red Door Revealed fragrances, approximately $9 million in increased fragrance sales to our mass retail customers, the favorable impact of foreign currency rates, and an increase of approximately $4 million in the travel retail business, which was adversely affected by lower travel retail sales due to the severe acute respiratory syndrome (SARS) epidemic in the prior period. The increase in net sales was partially offset by approximately $6 million relating to both lower sales to a U.S. department store account due to a change in that account’s merchandising strategy in the fragrance category and an increase in in-store support costs at U.S. department stores associated with a new fragrance launch. Excluding the impact of foreign currency translation, net sales increased 4.9%.

Gross Profit.    Gross profit increased 17.9% for the five-month transition period ended June 30, 2004 over the five months ended June 28, 2003. The increase in gross profit was principally due to higher net sales, including new product launches, that contributed approximately $7 million in additional gross profit, a 600 basis point increase in the proportion of sales of owned and licensed brands, which have higher gross margins than distributed brands and contributed approximately $5 million in gross profit, the favorable impact of foreign currency rates described above and approximately $1 million in lower supply chain and distribution costs. Gross margin increased to 39.6% for the five-month transition period ended June 30, 2004 from 36.5% for the five months ended June 28, 2003.

SG&A.    Selling, general and administrative expenses increased 17.2% for the five-month transition period ended June 30, 2004 over the five months ended June 28, 2003. The increase was principally due to approximately $7 million relating to the adverse impact of foreign currency rates, approximately $5 million in additional advertising to support new product launches, including the use of television and print advertising for the Elizabeth Arden Provocative Woman and skinsimple launches, approximately $1 million in higher product development costs, approximately $2 million in costs associated with our change in fiscal year end in June 2004 and a $1.3 million restructuring charge related to the consolidation of our U.S. distribution facilities, which was announced in November 2003 and was substantially completed by March 2004.

Depreciation and Amortization.    Depreciation and amortization increased 3.1% for the five-month transition period ended June 30, 2004, compared to the five months ended June 28, 2003, principally as a result of the acceleration of depreciation of certain fixed assets at our Miami Lakes facility due to the closing of the distribution operations at this facility, partially offset by certain intangible assets that were fully amortized at June 30, 2003.

Interest Expense.    Interest expense, net of interest income, decreased by 42.1% for the five-month transition period ended June 30, 2004 in comparison to the five months ended June 28, 2003. The decrease resulted from lower interest rates on our long-term debt due to refinancing activities during the year ended January 31, 2004 and during February 2004, and reduced borrowings and lower interest rates paid under our revolving credit facility.

Debt Extinguishment Costs.    During the five-month transition period ended June 30, 2004, we recorded $3.9 million of debt extinguishment charges relating to the February 2004 redemption of $84.3 million aggregate principal amount of the 10 3/8% senior notes. See Note 10 to the Notes to Consolidated Financial Statements.

Benefit from Income Taxes.    The benefit from income taxes increased by $1.0 million for the five-month transition period ended June 30, 2004, compared to the five months ended June 28, 2003, reflecting higher operating losses and debt extinguishment charges partially offset by lower interest expense. The effective tax rate calculated as a percentage of loss before income taxes for the five-month transition period ended June 30, 2004 was 30.8% compared to 28.7% for the five months ended June 28, 2003. The change in the effective tax rate compared to the prior year primarily reflects an expected increase in U.S. taxable income relative to consolidated income, primarily due to lower interest expense. See Note 13 to the Notes to Consolidated Financial Statements.

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

Accelerated Accretion on Converted Preferred Stock.    We recorded the final non-cash accelerated accretion charges on the Series D convertible preferred stock of $19.1 million as a result of the April 2004 and June 2004 conversions of the Series D convertible preferred stock into common stock by an affiliate of Unilever. No further accretion and dividend charges related to the Series D convertible preferred stock will be taken as a result of such conversions. See Note 15 to the Notes to Consolidated Financial Statements.

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

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In the year ended June 30, 2006, approximately 60% of our net sales were made during the first half of the fiscal year. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances can reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Years Ended June 30,		Five Months Ended		Year Ended January 31, 2004
(Amounts in thousands)	2006	2005	June 30, 2004	June 28, 2003
Net cash provided by (used in) operating activities	$65,276	$35,549	$(46,591)	$(71,783)	$45,801
Net cash used in investing activities	(24,335)	(17,508)	(4,138)	(4,070)	(11,365)
Net cash (used in) provided by financing activities	(37,584)	(15,785)	(15,080)	71,415	31,196
Net increase (decrease) in cash and cash equivalents	3,150	1,822	(65,593)	(4,138)	66,424

Cash Flows.    Net cash provided by operating activities improved by approximately $30 million for the year ended June 30, 2006 as compared to the year ended June 30, 2005. The improvement was primarily due to a reduction of inventory that generated approximately $29 million of additional cash as compared to the prior year and accounts receivable generated approximately $17 million of additional cash as compared to the prior year. This improvement was partially offset by a decrease in accounts payables and other payables and accrued expenses of approximately $6 million, and lower earnings of approximately $5 million.

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

Net cash used in investing activities increased by approximately $7 million for the year ended June 30, 2006 as compared to the year ended June 30, 2005. The increase in net cash used in investing activities is a result of the acquisition of the brand licenses and certain assets of Riviera Concepts Inc. in June 2006, higher capital expenditures and the acquisition of distributor assets in the People’s Republic of China and Taiwan, partially offset by the sale of the Miami Lakes facility and related equipment that closed on August 1, 2005 and resulted in approximately $10 million of cash proceeds. We expect to incur approximately $21 million in capital expenditures in the year ending June 30, 2007, primarily for in-store counters, testing units, tools, dies and molds, computer hardware and software and leasehold improvements.

Net cash used in investing activities increased $6 million in the year ended June 30, 2005 compared to the year ended January 31, 2004, as a result of an increase in capital expenditures and a price adjustment during the year ended January 31, 2004, related to the trademarks acquired in the acquisition of the Elizabeth Arden business. The increase in capital expenditures in the year ended June 30, 2005 was primarily related to in-store counters and testing units, and computer hardware and software. The following chart illustrates our net cash used in investing activities during the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004, the five months ended June 28, 2003 and the year ended January 31, 2004:

	Years Ended June 30,		Five Months Ended		Year Ended January 31,
(Amounts in thousands)	2006	2005	2004	2003	2004
Capital expenditures, net of disposals	$(19,225)	$(15,408)	$(4,158)	$(4,070)	$(13,838)
Proceeds from disposals of property and equipment	9,945	—	20	—	13
Price adjustment to trademarks acquired in the Arden acquisition	—	—	—	—	2,460
Acquisition of licenses and distributor assets	(15,055)	(2,100)	—	—	—

Total	$(24,335)	$(17,508)	$(4,138)	$(4,070)	$(11,365)

Net cash used in financing activities increased by approximately $22 million for the year ended June 30, 2006 as compared to the year ended June 30, 2005. The increase in net cash used in financing activities for the year ended June 30, 2006 was primarily due to approximately $25 million used to repurchase common stock and for the redemption of the remaining $8.8 million aggregate principal amount 11 3/4% senior secured notes due 2011 on February 1, 2006 (See Notes 10 and 15 to the Notes to Consolidated Financial Statements), partially offset by payments on the revolving credit facility and a decrease in working capital requirements.

We had a net use of cash in financing activities of approximately $16 million in the year ended June 30, 2005 compared to net cash provided by financing activities in the year ended January 31, 2004 of $31.2 million. The net use of cash in the year ended June 30, 2005, was primarily due to a decrease of $18 million of borrowings outstanding under the revolving credit facility and the $4.8 million payoff of the mortgage on the Miami Lakes facility, partially offset by approximately $6 million of proceeds from the exercise of stock options and common stock sold under our employee stock purchase plan. In the year ended January 31, 2004, the net cash provided by financing activities was primarily a result of the sale of 3,666,667 shares of our common stock in October 2003 resulting in net proceeds of approximately $63 million and the sale of $225 million of 7 3/4% senior subordinated notes in January 2004, partially offset by the redemption of the 10 3/8% senior notes and the 11 3/4% senior notes during the year ended January 31, 2004. See Notes 10 and 15 to the Notes to Consolidated Financial Statements.

Net cash used in financing activities increased by approximately $87 million for the five-month transition period ended June 30, 2004 compared to the five months ended June 28, 2003. The increase in net cash used in financing activities for the five-month transition period ended June 30, 2004 was primarily due to the February 2004 redemption of approximately $84 million principal amount of the 10 3/8% senior notes due 2007 utilizing the net proceeds derived from the sale of $225 million of 7 3/4% senior subordinated notes due 2014 in January 2004 and approximately $19 million in decreased borrowings outstanding under the revolving credit facility compared to the prior period due to improved cash flows from operations. This was partially offset by approximately $9 million in proceeds from the exercise of stock options, and the issuance of common stock in a public offering and under the employee stock purchase plan.

Interest paid during the year ended June 30, 2006 included approximately $17 million of interest payments on the 7 3/4% senior subordinated notes due 2014 that covered the period from February 16, 2005 through February 15, 2006. Interest paid during the year ended June 30, 2005 included approximately $18 million of interest payments on the 7 3/4% senior subordinated notes that covered the period from the January 13, 2004 date of issuance through February 15, 2005.

Debt and Contractual Financial Obligations and Commitments.    At June 30, 2006, our long-term debt and financial obligations and commitments by due date were as follows:

	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Amounts in thousands)
Long-term debt, including current portion(1)	$228,376	$563	$2,250	$563	$225,000
Interest payments on long-term debt(2)	131,033	17,567	34,996	34,876	43,594
Operating lease obligations	58,672	12,379	19,955	15,157	11,181
Purchase obligations(3)	224,909	164,656	36,323	23,030	900
Other long-term obligations	4,163	—	4,163	—	—

Total	$647,153	$195,165	$97,687	$73,626	$280,675

(1)	Total scheduled maturities include approximately $2.4 million of swap termination costs that were recorded as a reduction to long-term debt and are be amortized to interest expense over the remaining life of the 7 3/4% Senior Subordinated Notes due 2014.
(2)	Consists of interest at the rate of 7 3/4% per annum on the $225 million aggregate principal amount of 7 3/4% senior subordinated notes due 2014 and interest at the rate 4.15% per annum on the $3.4 million promissory term note assumed in connection with the acquisition of certain assets of Riviera Concepts Inc.
(3)	Consists of purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations and estimates of such obligations subject to variable price provisions.

Future Liquidity and Capital Needs.    Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, new product launches, additional brand acquisitions or product distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase our common stock. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our revolving credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which provides for borrowings on a revolving basis of up to $300 million (set at $250 million after December 31, 2006) with a $25 million sublimit for letters of credit. On November 2, 2005, we entered into an amendment to the revolving credit facility that (i) extends the maturity of the revolving credit facility to December 2010 from June 2009, (ii) reduces the interest rates and commitment fees based on our debt service coverage ratio, (iii) permits us to increase the size of the revolving credit facility up to $300 million without the consent of all of the banks, and (iv) permits us to pay cash dividends on our common stock, repurchase our common stock or make other distributions to the common shareholders if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30 and at least $35 million from December 1 to May 31. The revolving credit facility is guaranteed by all of our U.S. subsidiaries. Borrowings under the revolving credit facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the our U.S. accounts receivable and inventory. Our obligations under the revolving credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

On August 11, 2006, we entered into another amendment to the revolving credit facility in connection with the acquisition of certain assets of Sovereign Sales, LLC to (i) increase the revolving credit facility from $200 million to $300 million until December 31, 2006, following which the limit will be set at $250 million, (ii) amend the definition of the borrowing base through December 31, 2006 to increase the borrowings on eligible inventory and provide for a temporary increase in borrowing availability of $25 million, and (iii) include the indebtedness issued or assumed pursuant to the acquisition of certain assets of Riviera Concepts Inc. and the indebtedness issued pursuant to the acquisition of certain assets of Sovereign Sales, LLC under “permitted indebtedness” as defined in the revolving credit facility.

The revolving credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the year ended June 30, 2006. The revolving credit facility restricts us from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

Borrowings under the revolving credit portion of the credit facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the November 2005 amendment to the revolving credit facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.00% to 1.75% from a range of 1.50% to 2.25% for LIBOR loans, and to 0% from a range of 0% to 0.50% for prime rate loans. As of June 30, 2006, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the revolving credit facility is 0.25%. As a result of the August 2006 amendment to our revolving credit facility, the interest rate charged on the first $25 million of borrowings will be at LIBOR plus 2.5% through November 30, 2006 or December 31, 2006 depending on our borrowing availability.

Based upon our internal projections, we believe that the revolving credit facility, as currently amended and restated, provides sufficient flexibility so that we will remain in compliance with its terms. If our actual results deviate significantly from our projections, we may not remain in compliance with the debt service coverage ratio and would not be allowed to borrow under the revolving credit facility. In addition, a default under our revolving credit facility that causes acceleration of the debt under this facility could trigger a default on our senior subordinated notes. In the event we are not able to borrow under our revolving credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be. As of June 30, 2006, we had $40 million in outstanding borrowings and approximately $4 million in letters of credits under our revolving credit facility and approximately $153 million of eligible receivables and inventories available as collateral under the credit facility, resulting in remaining borrowing availability of approximately $109 million. We used approximately $88 million of borrowings under our revolving credit facility to pay a portion of the purchase price for the acquisition of certain assets of Sovereign Sales, LLC.

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

Repurchase of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through March 31, 2007. As of June 30, 2006, we repurchased 1,338,127 shares of our common stock on the open market at a cost of approximately $25 million, including sales commissions. These repurchases are accounted for under the treasury method.

Redemption of 11 3/4% Senior Notes.    On November 2, 2005, the Board authorized us to redeem the remaining $8.8 million aggregate principal amount of 11 3/4% senior secured notes due 2011, when such notes were redeemable on February 1, 2006, at the redemption price of 105.875% of their par amount plus accrued interest. On February 1, 2006, we redeemed the remaining $8.8 million aggregate principal amount of 11 3/4% senior notes for $9.3 million, representing the redemption price plus accrued interest. We utilized borrowings under the revolving credit facility to repurchase the remaining 11 3/4% senior notes. As a result of the redemption, we incurred a pre-tax charge of approximately $0.8 million related to the early extinguishment of the remaining 11 3/4% senior notes in the three months ended March 31, 2006.

Termination Costs on Interest Rate Swap.    In February 2004, we entered into an interest rate swap agreement to swap $50 million of the outstanding 7 3/4% senior subordinated notes due 2014 to a floating interest rate based on LIBOR. The swap agreement was scheduled to mature in February 2014 and was terminated by us on March 16, 2006. As a result of this action, we incurred termination costs of $2.6 million. The swap termination costs were recorded as a reduction to long-term debt and are being amortized to interest expense over the remaining life of the 7 3/4% senior subordinated notes. We had designated the swap agreement as a fair value hedge.

Contractual Obligations.    At June 30, 2006, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of approximately $75 million through 2011 compared with approximately $34 million through 2010 at June 30, 2005.

In September 2005, the Company entered into a lease for approximately 35,000 square feet of office space in Miramar, Florida. The term of the lease commenced on December 1, 2005 and expires on May 31, 2011. Aggregate payments under this lease are approximately $4.2 million through the term of the lease.

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

New Accounting Standards

See Notes 3, 4 and 13 of the Notes to Consolidated Financial Statements for a discussion regarding the new accounting standards and recent legislation, which include the following:

•	Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”)

•	Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment;” and

•	SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4”

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans, assumptions and future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. In addition to the descriptions under Item 1A of this Annual Report “Risk Factors,” a list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

•	Our arrangements with our manufacturers, suppliers and customers are generally informal and these arrangements could be changed or terminated at any time;

•	Consumers may reduce discretionary purchases of our products as a result of a general economic downturn;

•	The beauty industry is highly competitive, and we may not be able to compete effectively;

•	We are subject to risks related to our international operations, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks and fluctuations in foreign exchange rates;

•	If we are unable to acquire or license additional brands, secure additional distribution arrangements or obtain the required financing for these agreements and arrangements or if we were to lose an existing brand or distribution arrangement, the growth of our business could be impaired;

•	We may engage in future acquisitions that we may not be able to successfully integrate or manage. These acquisitions may dilute shareholder value and cause us to incur debt and assume contingent liabilities;

•	Our level of debt may adversely affect our financial and operating flexibility;

•	Restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes may reduce our operating flexibility;

•	We may not have sufficient working capital availability under our revolving credit facility to meet our seasonal working capital requirements;

•	We may have changes in product mix to less profitable products;

•	If we are unable to retain key executives and other personnel our growth may be hindered;

•	Changes in the retail fragrance and cosmetic industries, including the consolidation of retailers, the associated closing of retail doors and inventory reduction initiatives;

•	We depend on third parties for the manufacture and delivery of our products;

•	If we are unable to protect our intellectual property rights our ability to compete could be negatively impacted;

•	The assumptions underlying our critical accounting estimates;

•	There may be a changes in the legal, regulatory or political environment; and

•	Our quarterly results of operations fluctuate due to seasonality and other factors.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2006, we had $40 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our June 30, 2006 average borrowings under our revolving credit facility, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2006 would have increased or decreased by approximately $1.3 million.

In February 2004, we entered into two interest rate swap transactions to swap $50 million of our fixed rate 7 3/4% senior subordinated notes due 2014 to a floating rate of interest based on LIBOR to better balance our mix of fixed and floating rate debt. The swap agreement was scheduled to mature in February 2014 and was terminated on March 16, 2006. See Note 10 of the Notes to Consolidated Financial Statements. We designated the swap as a fair value hedge.

Foreign Currency Risk

We sell our products in approximately 90 countries around the world. During the years ended June 30, 2006 and 2005 we derived approximately 40% and 38%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. As of June 30, 2006, our subsidiaries outside the United States held approximately 32% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in “Accumulated other comprehensive income” in our consolidated balance sheets.

As of June 30, 2006, we had notional amounts of 41.1 million Euros and 19.3 million British pounds under foreign currency contracts that expire between July 31, 2006 and June 29, 2007 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At June 30, 2006, the unrealized loss, net of taxes associated with these contracts of approximately $0.4 million, is included in accumulated other comprehensive income. The unrealized loss, net of taxes, generated during the year ended June 30, 2006, was approximately $3.4 million.

Monthly, when appropriate, we also enter into and settle foreign currency contracts for Euros and British pounds to reduce exposure of our foreign subsidiaries net balance sheet to fluctuations in foreign currency rates. As of June 30, 2006, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the year ended June 30, 2006 was approximately $0.1 million.

We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Report of Management	41

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of June 30, 2006 and June 30, 2005	44

Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005, for the Five-Month Transition Period Ended June 30, 2004 and for the Year Ended January 31, 2004	45

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2006 and 2005, for the Five-Month Transition Period Ended June 30, 2004 and for the Year Ended January 31, 2004	46

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005, for the Five-Month Transition Period Ended June 30, 2004 and for the Year Ended January 31, 2004	48

Notes to Consolidated Financial Statements	49

REPORT OF MANAGEMENT

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2006 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

E. Scott Beattie	Stephen J. Smith
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

September 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Elizabeth Arden, Inc.:

We have completed integrated audits of Elizabeth Arden, Inc.’s (the “Company”) June 30, 2006 and June 30, 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and audits of its June 30, 2004 and January 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2006 and June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2006 and June 30, 2005, the five months ended June 30, 2004, and the year ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of Management appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

September 11, 2006

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of
	June 30, 2006	June 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$28,466	$25,316
Accounts receivable, net	181,080	149,965
Inventories	269,270	273,343
Deferred income taxes	15,471	18,097
Prepaid expenses and other assets	21,633	18,672
Assets held for sale	—	9,719

Total current assets	515,920	495,112

Property and equipment, net	34,681	29,184

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	201,534	186,527
Debt financing costs, net	6,741	7,905
Other	1,027	1,169

Total other assets	209,302	195,601

Total assets	$759,903	$719,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$40,000	$47,700
Accounts payable—trade	134,006	108,112
Other payables and accrued expenses	60,409	63,672
Current portion of long-term debt	563	—

Total current liabilities	234,978	219,484

Long-term Liabilities
Long-term debt	225,388	233,802
Deferred income taxes and other liabilities	21,690	7,411

Total long-term liabilities	247,078	241,213

Total liabilities	482,056	460,697

Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 29,869,458 and 29,256,560 shares issued and outstanding, respectively	299	293
Additional paid-in capital	252,565	249,919
Retained earnings	48,341	15,547
Treasury stock (1,338,127 shares at cost)	(25,339)	—
Accumulated other comprehensive income	1,981	5,730
Unearned deferred compensation	—	(12,289)

Total shareholders’ equity	277,847	259,200

Total liabilities and shareholders’ equity	$759,903	$719,897

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
	2006	2005
Net sales	$954,550	$920,538	$222,784	$814,425
Cost of sales (excludes depreciation of $2,478, $3,151; $1,026 and $3,363, respectively)	550,478	509,174	134,500	478,648

Gross profit	404,072	411,364	88,284	335,777

Operating expenses
Selling, general and administrative	313,706	309,170	111,897	242,590
Impairment charge related to sale of Miami Lakes facility	—	2,156	—	—
Depreciation and amortization	22,109	21,505	8,701	20,857

Total operating expenses	335,815	332,831	120,598	263,447

Income (loss) from operations	68,257	78,533	(32,314)	72,330
Other expense (income)
Interest expense	23,424	23,526	9,835	39,593
Debt extinguishment charges	758	—	3,874	34,808
Other	—	—	8	5

Other expense, net	24,182	23,526	13,717	74,406

Income (loss) before income taxes	44,075	55,007	(46,031)	(2,076)
Provision for (benefit from) income taxes	11,281	17,403	(14,188)	(4,112)

Net income (loss)	32,794	37,604	(31,843)	2,036
Accretion and dividend on preferred stock	—	—	762	3,502
Accelerated accretion on converted preferred stock	—	—	19,090	18,584

Net income (loss) attributable to common shareholders	$32,794	$37,604	$(51,695)	$(20,050)

Earnings (loss) per common shares:
Basic	$1.15	$1.35	$(2.08)	$(1.02)

Diluted	$1.10	$1.25	$(2.08)	$(1.02)

Weighted average number of common shares:
Basic	28,628	27,792	24,885	19,581

Diluted	29,818	30,025	24,885	19,581

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2003	18,804	$188	$89,782	$49,688	$(2,336)	$5	$(5,483)	$131,844
Issuance of common stock upon exercise of stock options	350	4	3,130	—	—	—	—	3,134
Offering of common stock, net of costs	3,667	36	62,667	—	—	—	—	62,703
Issuance of common stock for employee stock purchase plan	45	1	552	—	—	—	—	553
Common stock issued to an independent contractor	34	—	669	—	—	—	—	669
Accretion and dividend on Series D preferred stock	—	—	—	(3,502)	—	—	—	(3,502)
Conversion of Series D preferred stock and accelerated accretion	2,083	21	26,906	(18,584)	—	—	—	8,343
Issuance of restricted stock, net of forfeitures	—	—	958	—	1,710	—	(2,668)	—
Repurchase of common stock	—	—	—	—	(662)	—	—	(662)
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	2,422	2,422
Tax benefit from exercise of stock options	—	—	1,210	—	—	—	—	1,210
Comprehensive income:
Net income	—	—	—	2,036	—	—	—	2,036
Foreign currency translation	—	—	—	—	—	2,209	—	2,209

Total comprehensive income	—	—	—	2,036	—	2,209	—	4,245

Balance at January 31, 2004	24,983	250	185,874	29,638	(1,288)	2,214	(5,729)	210,959
Issuance of common stock upon exercise of stock options	397	4	4,081	—	—	—	—	4,085
Offering of common stock, net of costs	232	2	2,638	—	1,523	—	—	4,163
Accretion and dividend on Series D preferred stock	—	—	—	(762)	—	—	—	(762)
Issuance of common stock for employee stock purchase plan	39	1	647	—	—	—	—	648
Conversion of Series D preferred stock and accelerated accretion	2,318	23	30,621	(19,090)	—	—	—	11,554
Issuance of restricted stock, net of forfeitures	201	2	4,775	—	(235)	—	(4,542)	—
Repurchase of restricted stock	—	—	(435)	—	—	—	—	(435)
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	2,409	2,409
Tax benefit from exercise of stock options	—	—	690	—	—	—	—	690
Comprehensive loss:
Net loss	—	—	—	(31,843)	—	—	—	(31,843)

Foreign currency translation adjustments	—	—	—	—	—	481	—	481

Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging gains arising during the period	—	—	—	—	—	144	—	144
Less: reclassification adjustment for hedging gains included in net loss	—	—	—	—	—	(33)	—	(33)

Net unrealized cash flow hedging gain	—	—	—	—	—	111	—	111

Total comprehensive loss	—	—	—	(31,843)	—	592	—	(31,251)

Balance at June 30, 2004	28,170	$282	$228,891	$(22,057)	$—	$2,806	$(7,862)	202,060

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2004	28,170	$282	$228,891	$(22,057)	$—	$2,806	$(7,862)	$202,060
Issuance of common stock upon exercise of stock options	566	6	5,734	—	—	—	—	5,740
Issuance of common stock for employee stock purchase plan	85	1	1,509	—	—	—	—	1,510
Common stock issued to an independent contractor	—	—	801	—	—	—	—	801
Issuance of restricted stock, net of forfeitures	436	4	10,331	—	—	—	(10,335)	—
Mark to market of performance-based restricted stock	—	—	329	—	—	—	(329)	—
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	6,237	6,237
Tax benefit from exercise of stock options and other stock awards	—	—	2,395	—	—	—	—	2,395
Other	—	—	(71)	—	—	—	—	(71)
Comprehensive income:				—	—	—	—
Net income	—	—	—	37,604	—	—	—	37,604
Foreign currency translation adjustments	—	—	—	—	—	22	—	22
Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging gains arising during the period	—	—	—	—	—	4,974	—	4,974
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	2,072	—	2,072

Net unrealized cash flow hedging gain	—	—	—	—	—	2,902	—	2,902

Total comprehensive income	—	—	—	37,604	—	2,924	—	40,528

Balance at June 30, 2005	29,257	$293	$249,919	$15,547	$—	$5,730	$(12,289)	$259,200

Change in accounting principle for adoption of SFAS 123R Share-based payment awards (See Note 3)	—	—	(12,150)	—	—	—	12,289	139
Issuance of common stock upon exercise of stock options	278	3	3,109	—	—	—	—	3,112
Issuance of common stock for employee stock purchase plan	101	1	1,663	—	—	—	—	1,664
Common stock issued to an independent contractor	—	—	678	—	—	—	—	678
Issuance of restricted stock, net of forfeitures	233	2	(2)	—	—	—	—	—
Amortization of share-based awards	—	—	9,348	—	—	—		9,348
Repurchase of common stock	—	—	—	—	(25,339)	—	—	(25,339)
Comprehensive income:
Net income	—	—	—	32,794	—	—	—	32,794

Foreign currency translation adjustments	—	—	—	—	—	(335)	—	(335)

Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging loss arising during the period	—	—	—	—	—	(5,392)	—	(5,392)
Less: reclassification adjustment for hedging gains included in net income	—	—	—	—	—	(1,978)	—	(1,978)

Net unrealized cash flow hedging loss						(3,414)	—	(3,414)

Total comprehensive income	—	—	—	32,794	—	(3,749)	—	29,045

Balance at June 30, 2006	29,869	$299	$252,565	$48,341	$(25,339)	$1,981	$—	$277,847

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
	2006	2005
Operating activities:
Net income (loss)	$32,794	$37,604	$(31,843)	$2,036
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	22,109	21,505	8,701	20,857
Amortization of senior note offering costs, swap termination costs and note premium	1,214	1,548	1,015	2,999
Amortization of share-based awards	9,348	6,237	2,409	2,422
Cumulative effect of a change in accounting for share- based payment awards	139	—	—	—
Debt extinguishment charges	758	—	3,874	34,808
Impairment charge related to the Miami Lakes facility	—	2,156	—	—
Deferred income taxes	7,565	10,685	(14,416)	(7,085)
Tax benefit from exercise of stock options	—	2,395	690	1,210
Change in assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	(30,828)	(47,659)	35,074	(18,536)
Decrease (increase) in inventories	13,864	(14,705)	(65,256)	7,494
(Increase) decrease in prepaid expenses and other assets	(3,702)	(2,678)	(1,734)	358
Increase in accounts payable	26,458	1,737	21,842	4,536
(Decrease) increase in other payables and accrued expenses	(14,160)	16,266	(7,323)	(6,716)
Other	(283)	458	376	1,418

Net cash provided by (used in) operating activities	65,276	35,549	(46,591)	45,801

Investing activities:
Additions to property and equipment	(19,225)	(15,408)	(4,158)	(13,838)
Proceeds from disposals of property and equipment	9,945	—	20	13
Acquisition of licenses and other assets	(15,055)	(2,100)	—	—
Price adjustment to trademarks acquired in Arden acquisition	—	—	—	2,460

Net cash used in investing activities	(24,335)	(17,508)	(4,138)	(11,365)

Financing activities:
(Payments on) proceeds from short-term debt	(7,700)	(18,200)	65,900	(2,068)
Payments on long-term debt	(9,321)	(4,764)	(89,441)	(251,814)
Repurchase of common stock	(25,339)	—	(435)	(662)
Proceeds from the exercise of stock options	3,112	5,740	4,085	3,134
Proceeds from employee stock purchase plan	1,664	1,510	648	553
Proceeds from the issuance of senior subordinated notes	—	—	—	219,350
Proceeds from the issuance of new common stock	—	—	4,163	62,703
Other	—	(71)	—	—

Net cash (used in) provided by financing activities	(37,584)	(15,785)	(15,080)	31,196

Effects of exchange rate changes on cash and cash equivalents	(207)	(434)	216	792
Net increase (decrease) in cash and cash equivalents	3,150	1,822	(65,593)	66,424
Cash and cash equivalents at beginning of year	25,316	23,494	89,087	22,663

Cash and cash equivalents at end of year	$28,466	$25,316	$23,494	$89,087

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$25,572	$23,899	$4,004	$46,167

Income taxes paid during the year	$5,659	$2,943	$787	$3,529

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    General Information and Summary of Significant Accounting Policies

Organization and Business Activity.    Elizabeth Arden, Inc. (the “Company” or “our”) is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products, to retailers in the United States and approximately 90 countries internationally.

On June 2, 2004, the Company’s board of directors (the “Board”) approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect the Company’s business cycle and to enhance business planning relative to its customers’ retail calendars. As a result, the financial periods presented and discussed will be defined as follows: (i) year ended June 30, 2006 represents the twelve months ended June 30, 2006, (ii) year ended June 30, 2005 represents the twelve months ended June 30, 2005, (iii) five-month transition period ended June 30, 2004 represents the five months ended June 30, 2004 and (iv) year ended January 31, 2004 represents the twelve months ended January 31, 2004.

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

Revenue Recognition.    Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004, one customer accounted for an aggregate of 13%, 13%, 10% and 15%, respectively, of the Company’s net sales.

Foreign Currency Translation.    The financial statements of the Company’s non-U.S. subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” (SFAS No. 52). SFAS No. 52 distinguishes between translation adjustments and foreign currency transactions. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as its functional currency are translated at year-end rates of exchange, while sales and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in an unrealized loss of $335,000, an unrealized gain of $21,700, an unrealized gain of $481,000 and an unrealized gain of $2.2 million during the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries statement of operations. Such gains or losses

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaled a gain of $2.9 million, a gain of $3.6 million, a loss of $559,000 and a gain of $3.8 million in the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004, respectively.

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

Inventories.    Inventories are stated at the lower of cost or market. Cost is principally determined using the weighted average method. See Note 6.

Property and Equipment, and Depreciation.    Property and equipment are stated at cost. Expenditures for major improvements and additions are recorded to the asset accounts, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. See Note 7.

Exclusive Brand Licenses and Trademarks, and Amortization.    Exclusive of intangible assets that have indefinite useful lives that are no longer being amortized, these intangible assets are being amortized using the straight-line method over their estimated useful lives. See Note 8.

Long-Lived and Indefinite-Lived Assets.    Long-lived assets are reviewed on an ongoing basis for impairment based on comparison of the carrying value against the undiscounted future cash flows. If an impairment is identified the asset’s carrying value is adjusted to estimated fair value. During the year ended June 30, 2005, the Company recorded an impairment charge of approximately $2.2 million related to the sale of its corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida (the “Miami Lakes Facility”). No such adjustments were recorded for the year ended June 30, 2006, the five-month transition period ended June 30, 2004 or the year ended January 31, 2004.

Indefinite-lived intangible assets are reviewed annually during the Company’s third quarter of each fiscal year for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The identification and measurement of impairment of goodwill and indefinite-lived intangible assets involves the estimation of the fair value of the applicable reporting unit. The estimates of fair value of the applicable reporting unit are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. See Note 8.

Senior Note Offering Costs and Credit Facility Costs.    Debt issuance costs and transaction fees, which are associated with the issuance of senior notes and the revolving credit facility, are being amortized (and charged to interest expense) over the term of the related notes or the term of the credit facility. In the period the senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed. See Note 10.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales.    Included in cost of sales are the cost of products sold, the cost of gift with purchase items provided to customers, royalty costs related to patented technology or formulations, warehousing, distribution and supply chain costs. The major components of warehousing, distribution and supply chain costs include salary and related benefit costs for employees in the warehousing, distribution and supply chain areas and facility related costs in these areas.

Selling, General and Administrative Costs.    Included in selling, general and administrative expenses are salary and related benefit costs of our employees in the finance, information technology, legal, human resources, sales and marketing areas, facility related costs of our administrative functions, costs paid to consultants and third party providers for related services, royalty costs related to trademarked names or images, and advertising and promotion costs not paid directly to our customers.

Advertising and Promotional Costs.    Advertising and promotional costs paid directly to customers for goods and services provided, primarily co-op advertising and certain direct selling costs are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs not paid directly to our customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs totaled approximately $267.3 million, $269.3 million, $87.9 million and $200.0 million during the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004, respectively. Advertising and promotional costs includes promotions, direct selling, co-op advertising and media placement.

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

Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The Company’s accumulated other comprehensive income shown on the Consolidated Balance Sheet at June 30, 2006 and June 30, 2005, consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains, net of taxes, related to the Company’s foreign currency contracts, respectively.

Fair Value of Financial Instruments.    The Company’s financial instruments include accounts receivable, accounts payable, short-term debt, long-term debt and, prior to June 30, 2004, convertible redeemable preferred stock. See Note 10 for the fair value of the Company’s senior notes. The fair value of all other financial instruments was not materially different than their carrying value as of June 30, 2006, and June 30, 2005.

Hedge Contracts.    Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, the Company has designated each foreign currency contract entered into as of June 30, 2006, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

Reclassifications.    To conform to the year ended June 30, 2006 presentation, certain reclassifications were made to the prior years’ Consolidated Financial Statements and the accompanying footnotes.

NOTE 2.    Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average shares of our outstanding common stock, $.01 par value per share (“Common Stock”). The calculation of diluted income (loss) per share is similar to basic income (loss) per share except that the denominator includes potentially dilutive Common Stock such as stock options, unvested restricted stock awards, warrants and convertible securities. Diluted loss per share equals basic loss per share for the five-month transition period ended June 30, 2004 and the year ended January 31, 2004, as the assumed conversion of convertible securities and the assumed exercise of outstanding options and warrants would have an anti-dilutive effect. The following table represents the computation of earnings (loss) share:

	Years Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
	2006	2005
(Amounts in thousands, except per share data)
Basic
Net income (loss) attributable to common shareholders	$32,794	$37,604	$(51,695)	$(20,050)

Weighted average shares outstanding	28,628	27,792	24,885	19,581

Net income (loss) per basic share	$1.15	$1.35	$(2.08)	$(1.02)

Diluted
Net income (loss) attributable to common shareholders	$32,794	$37,604	$(51,695)	$(20,050)

Weighted average basic shares outstanding	28,628	27,792	24,885	19,581
Potential common shares—treasury method	1,190	2,233	—	—

Weighted average shares and potential diluted shares	29,818	30,025	24,885	19,581

Net income (loss) per diluted share	$1.10	$1.25	$(2.08)	$(1.02)

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the conversion of certain Series D Convertible Preferred Stock, as such deductions and add-backs would have had an anti-dilutive effect on the calculation of diluted earnings per share.

The following table shows the options to purchase shares of Common Stock that were outstanding during the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004 but were not included in the computation of earnings (loss) per diluted share because the option exercise price was greater than the average market price of the common shares:

	Years Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
	2006	2005
Number of shares	783,600	—	363,500	229,000

Range of exercise price	$21.60 – 23.40	$—	$21.60	$16.38 – 20.64

NOTE 3.    Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including the grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Effective July 1, 2005, the Company adopted SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during the year ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the awards’ vesting period. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards was based on the closing price of the Common Stock on the date of grant. Pro forma results for prior periods have not been restated. For the year ended June 30, 2006, the Company recorded additional costs related to the adoption of this standard, which include the effects of any grants made during the year, of approximately $5.8 million (approximately $4.3 million, net of taxes) or $0.15 per basic share and $0.14 per diluted share. Included in the $5.8 million of total costs recorded is a charge of approximately $0.1 million relating to a change in the valuation method of certain restricted stock awards as a result of the adoption of this standard.

Prior to July 1, 2005, the Company accounted for its stock incentive plans under the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure (“SFAS 148”). As a result, no expense was recognized for options to purchase the Common Stock that were granted with an exercise price equal to the fair market value at the date of grant and no expense was recognized in connection with purchases under the Company’s employee stock purchase plan for the year ended June 30, 2005, five-month transition period ended June 30, 2004 and the year ended January 31, 2004.

At June 30, 2006, the Company had outstanding stock awards under five share-based compensation plans, which are described in Note 16. For the years ended June 30, 2006 and 2005,

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the five-month transition period ended June 30, 2004 and the year ended January 31, 2004, stock compensation cost that has been charged against income was $9.3 million, $6.2 million, $2.4 million and $2.4 million, respectively. Except for the year ended June 30, 2006, which includes compensation costs for all share-based awards, stock compensation costs charged against income for the other periods only includes restricted share awards. The tax benefit related to the compensation cost charged to income for the years ended June 30, 2006 and 2005, five-month transition period ended June 30, 2004 and the year ended January 31, 2004 was approximately $2.4 million, $2.0 million, $0.7 million and $1.0 million, respectively.

As of June 30, 2006, there were approximately $9.6 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s stock plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock option compensation for the year ended June 30, 2005, five-month transition period ended June 30, 2004 and the year ended January 31, 2004:

	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Year Ended January 31, 2004
(Amounts in thousands, except per share data)
Net income (loss) attributable to common shareholders, as reported	$37,604	$(51,695)	$(20,050)
Add: Restricted stock-based employee compensation costs, net of tax, currently included in net income	4,264	1,667	1,695
Less: Total stock-based employee compensation cost, net of tax, determined under fair value-based method	7,417	3,094	6,983

Pro forma net income (loss) attributable to common shareholders	$34,451	$(53,122)	$(25,338)

Earnings (loss) per common share
Basic
As reported	$1.35	$(2.08)	$(1.02)
Pro forma	$1.24	$(2.13)	$(1.29)
Diluted
As reported	$1.25	$(2.08)	$(1.02)
Pro forma	$1.15	$(2.13)	$(1.29)

The historical pro forma impact of applying the fair value method prescribed by SFAS 123R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of grants in future years.

Note the above pro forma disclosure was not presented for the year ended June 30, 2006 because share-based compensation costs has been accounted for using the fair value recognition method under SFAS 123R for this period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, which requires a company to recognize, measure, and disclose in its financial statements uncertain tax positions it has taken or expects to take in a tax return. FIN 48 will be effective for the Company beginning in the fiscal year ending June 30, 2008. In anticipation of the adoption of FIN 48, the Company is in process of assessing the impact of FIN 48 on its financial statements.

Inventory Costs—An Amendment of ARB No. 43, Chapter 4

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on July 1, 2005. The adoption of SFAS 151 did not have an impact on the Company’s results of operations, financial position or cash flows.

NOTE 5.    Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from accounts receivable and estimated sales returns in the normal course of business.

	Years Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
	2006	2005
(Amounts in thousands)
Allowance for Bad Debt:
Beginning balance	$4,718	$3,022	$3,842	$3,093
Provision	1,929	3,646	1,756	3,962
Write-offs, net of recoveries	(2,369)	(1,950)	(2,576)	(3,213)

Ending balance	$4,278	$4,718	$3,022	$3,842

Allowance for Sales Returns:
Beginning balance	$7,179	$6,249	$8,550	$13,093
Provision	39,421	33,946	15,838	35,353
Actual returns	(37,089)	(33,016)	(18,139)	(39,896)

Ending balance	$9,511	$7,179	$6,249	$8,550

NOTE 6.    Inventories

The components of inventory were as follows:

	June 30,
	2006	2005
(Amounts in thousands)
Raw materials	$53,929	$51,999
Work in progress	35,775	43,037
Finished goods	179,566	178,307

Totals	$269,270	$273,343

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated Life
	2006	2005
(Amounts in thousands)
Land	$70	$75	—
Building and building improvements	918	983	40
Leasehold improvements	3,611	3,204	2—15
Machinery, equipment, furniture and fixtures and vehicles	8,223	7,916	3—14
Computer equipment and software	13,526	10,624	3 — 5
Counters and trade fixtures	32,809	28,084	3
Tools and molds	11,402	8,832	1 — 3

	70,559	59,718
Less accumulated depreciation	(44,452)	(35,355)

	26,107	24,363
Projects in progress	8,574	4,821

Property and equipment, net	$34,681	$29,184

During the year ended June 30, 2005, the Company entered into an agreement to sell its Miami Lakes Facility. The Company recorded a non-cash charge of approximately $2.2 million (before taxes) related to the impairment of assets that were part of, or used in, the Miami Lakes Facility. Also, the Company reclassified these assets on the balance sheet at June 30, 2005 from property and equipment to assets held for sale. The sale of the Miami Lakes Facility closed on August 1, 2005 and the Company received approximately $9.9 million in net proceeds relating to the sale of the Miami Lakes Facility and associated equipment.

Depreciation expense for the years ended June 30, 2006 and 2005, five-month transition period ended June 30, 2004 and the year ended January 31, 2004 was $12.6 million, $12.8 million, $5.1 million and $11.8 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Exclusive Brand Licenses, Trademarks and Intangibles, Net

The following summarizes the cost basis amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2006	Weighted Average Estimated Life	June 30, 2005	Weighted Average Estimated Life
Arden brand trademarks	$129,094	Indefinite	$129,094	Indefinite
Exclusive brand licenses and related trademarks	84,928	17	65,537	18
Exclusive brand trademarks	41,631	8	40,847	8
Other intangibles	19,454	8	15,328	10

Exclusive brand licenses, trademarks and intangibles, gross	275,107		250,806
Accumulated amortization:
Arden brand trademarks	(6,679)		(6,679)
Exclusive brand licenses and related trademarks	(23,642)		(20,022)
Exclusive brand trademarks	(29,015)		(26,234)
Other intangibles	(14,237)		(11,344)

Exclusive brand licenses, trademarks and intangibles, net	$201,534		$186,527

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. In the third quarter ended March 31, 2006, the Company completed its annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

Amortization expense for the years ended June 30, 2006 and 2005, five-month transition period ended June 30, 2004 and the year ended January 31, 2004 was $9.5 million, $8.7 million, $3.6 million and $9.0 million, respectively. Based on information at June 30, 2006, amortization expense for fiscal years ending June 30, 2007, 2008, 2009, 2010 and 2011 is expected to be $10.3 million, $8.5 million, $8.0 million, $7.7 million, and $5.7 million, respectively.

NOTE 9.    Short-Term Debt

The Company has a revolving credit facility with a syndicate of banks for which JPMorgan Chase Bank is the administrative agent, that provides for borrowings on a revolving basis of up to $300 million (to be set at $250 million after December 31, 2006) with a $25 million sublimit for letters of credit (the “Credit Facility”). On November 2, 2005, the Company entered into an amendment to the Credit Facility that (i) extends the maturity of the Credit Facility to December 2010 from June 2009, (ii) reduces the interest rates and commitment fees based on the Company’s debt service coverage ratio, (iii) permits the Company to increase the size of the Credit Facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks, and (iv) permits the Company to pay cash dividends on the Common Stock, repurchase Common Stock or make other distributions to the common shareholders if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30 and at least $35 million from December 1 to May 31.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 11, 2006, the Company entered into another amendment to the credit facility in connection with the acquisition of certain assets of Sovereign Sales, LLC (“Sovereign”) to (i) increase the credit facility from $200 million to $300 million until December 31, 2006, following which the limit will be set at $250 million, (ii) amend the definition of the borrowing base through December 31, 2006 to increase the borrowings on eligible inventory and provide for a temporary increase in borrowing availability of $25 million, and (iii) include the indebtedness issued pursuant to the acquisition of certain assets of Riviera Concepts Inc. (“Riviera”) and the indebtedness issued or assumed pursuant to the acquisition of certain assets of Sovereign under “permitted indebtedness” as defined in the Credit Facility.

The Credit Facility is guaranteed by all of the Company’s U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company’s U.S. accounts receivable and inventory. Under the August 2006 amendment, the borrowings on eligible finished goods inventory prior to December 31, 2006 ranges from 80% to 90%. The Company’s obligations under the Credit Facility rank senior to the Company’s 7 3/4% Senior Subordinated Notes due 2014 (the “7 3/4% Senior Subordinated Notes”).

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the year ended June 30, 2006. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

Borrowings under the revolving credit portion of the Credit Facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At the Company’s option, the Applicable Margin may be applied to either the London InterBank Offered Rate (“LIBOR”) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. As a result of the November 2005 amendment to the Credit Facility, the interest rates charged on LIBOR loans and prime rate loans were reduced to a range of 1.00% to 1.75% from a range of 1.50% to 2.25% for LIBOR loans, and to 0% from a range of 0% to 0.50% for prime rate loans. As of June 30, 2006, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. As a result of the August 2006 amendment, the interest rate charged on the first $25 million of borrowings until December 31, 2006 will be set at LIBOR plus 2.5% through November 30, 2006 or December 31, 2006 depending on the Company’s borrowing availability.

As of June 30, 2006, the Company had $40 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $48 million in outstanding borrowings under the Credit Facility at June 30, 2005. As of June 30, 2006, the Company had approximately $153 million of eligible receivables and inventories available as collateral under the Credit Facility, resulting in remaining borrowing availability of approximately $109 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings during the months of December, January and February.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

The Company’s long-term debt consisted of the following:

	June 30,
(Amounts in thousands)	2006	2005
7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
11 3/4% Senior Secured Notes due May 2011	—	8,802
Termination costs on interest rate swap, net	(2,425)	—
Riviera Term Note	3,376	—

Total debt	225,951	233,802
Less: Current portion of long-term debt	563	—

Total long-term debt	$225,388	$233,802

Senior Notes.    On January 13, 2004, the Company completed the sale of $225 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. The 7 3/4% Senior Subordinated Notes are guaranteed by the Company’s U.S. subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. The net proceeds of approximately $219.4 million were used to redeem $95.2 million principal amount of its outstanding 11 3/4% Senior Notes due 2011 (the “11 3/4% Senior Notes”) and $104.3 million principal amount of its 10 3/8% Senior Notes due 2007 (the “10 3/8% Senior Notes”).

In January 2001, the Company issued $160 million aggregate principal amount of 11 3/4% Senior Notes. A total of $151.2 million aggregate principal amount of 11 3/4% Notes were repurchased by the Company in 2003 and 2004. On February 1, 2006, the Company redeemed the remaining $8.8 million aggregate principal amount of 11 3/4% Senior Notes for $9.3 million representing the redemption price plus accrued interest. The Company utilized borrowings under the Credit Facility to repurchase the remaining 11 3/4% Senior Notes. As a result of the redemption, the Company incurred a pre-tax charge of approximately $0.8 million related to the early extinguishment of the remaining 11 3/4% Senior Notes in the three months ended March 31, 2006.

The Company issued $155 million aggregate principal amount of 10 3/8% Senior Notes in May 1997 and April 1998. As of February 2004, the entire aggregate principal amount was redeemed.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists all redemptions of 11 3/4% Senior Notes (and associated warrants to purchase common stock) and 10 3/8% Senior Notes during the years ended June 30, 2006, January 31, 2004 and five-month transition period ended June 30, 2004 and the related financial statement effect: (Amounts in thousands, except percentages).

Redemption Date	Debt Instrument	Redemption Price	Principal Repurchased	Call Premium (Discount)	Write Off of Offering Costs	Excess of Carrying Value Over Principal Repurchased	Total (Gain) Loss(1)
03/03/03	10 3/8%	97%	$2,750	$(82)	$41	$—	$(41)
03/03/03	10 3/8%	97.25-97.5%	2,500	(68)	37	(51)	(82)
10/24/03	10 3/8%	103.458%	20,000	692	252	(654)	290
11/21/03	11 3/4%	111.75%	56,000	6,580	2,101	—	8,681
12/17/03	10 3/8%	103.458%	15,075	521	179	(453)	247
12/17/03	10 3/8%	103.458%	4,925	170	58	—	228
01/13/04	11 3/4%	120.0%	95,198	19,040	3,513	—	22,553
01/13/04	Warrants (2)	—%	—	—	2,007	—	2,007
01/23/04	10 3/8%	103.458%	20,000	692	233	—	925

			$216,448	$27,545	$8,421	$(1,158)	$34,808

02/12/04	10 3/8%	103.458%	$84,285	$2,914	$960	$—	$3,874

02/01/06	11 3/4%	105.875%	$8,802	$517	$241	$—	$758

(1)	Loss refers to debt extinguishment charges in the Company’s Consolidated Statements of Operations.
(2)	The warrants were issued to the underwriters of the 11 3/4% Senior Notes and were written off in a proportionate amount as the 11 3/4% Senior Notes were redeemed.

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

The indentures pursuant to which the 7 3/4% Senior Subordinated Notes were issued (the “Indentures”) provide that such notes will be senior subordinated obligations of the Company. The 7 3/4% Senior Subordinated Notes rank junior to all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility and pari passu in right of payment to all senior subordinated indebtedness of the Company. The Indentures generally permit the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. The Indentures generally limit the ability of the Company to create liens, merge or transfer or sell assets. The Indentures also provide that the holders of the 7 3/4% Senior Subordinated Notes have the option to require the Company to repurchase their notes in the event of a change of control in the Company (as defined in the Indentures).

In connection with the June 2006 acquisition of certain assets of Riviera (the “Riviera Acquisition”), the Company assumed a promissory note held by Riviera in the principal amount of approximately $3.4 million (the “Riviera Term Note”). The Riviera Term Note bears interest at a rate of 4.15% per annum and is payable in six successive equal semi-annual installments beginning

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on January 15, 2007. The Riviera Term Note is subordinated to the Credit Facility and the 7 3/4% Senior Subordinated Notes.

At June 30, 2006 and June 30, 2005 the estimated fair value of the Company’s senior and senior subordinated notes, as applicable, using available market information and interest rates was as follows:

	June 30,
(Amounts in thousands)	2006	2005
11 3/4% Senior Secured Notes	$—	$9,319
7 3/4% Senior Subordinated Notes	$220,500	$234,000
Riviera Term Note	$3,376	$—

The scheduled maturities and redemptions of long-term debt at June 30, 2006 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2007	$563
2008	1,125
2009	1,125
2010	563
2011	—
After 2011	225,000

Total(1)	$228,376

(1)	Total scheduled maturities include approximately $2.4 million of swap termination costs that were recorded as a reduction to long-term debt and are be amortized to interest expense over the remaining life of the 7 3/4% Senior Subordinated Notes.

NOTE 11.    Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miramar, Florida; Stamford, Connecticut; Bentonville, Arkansas; and New York, New York in the United States, and Australia, Austria, Canada, China, Denmark, Italy, New Zealand, Puerto Rico, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom internationally. The Company also has leased distribution facilities in Roanoke, Virginia and Puerto Rico. The Company’s rent expense for operating leases for the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004, and the year ended January 31, 2004 was $14.5 million, $13.1 million, $4.9 million and $10.9 million, respectively. The Company also leases distribution equipment, office and computer equipment, and vehicles. In accordance with SFAS No. 13, “Accounting for Leases,” the Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2006, all of the Company’s leases are classified as operating leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s aggregate minimum lease payments under its operating leases, purchase obligations and commitments under other long-term contractual obligations (other than long-term debt) at June 30, 2006, are as follows:

(Amounts in thousands)	Operating Leases	Purchase Obligations		Other Long-term Obligations	Total
2007	$12,379	$164,656	(1)	$—	$177,035
2008	10,733	20,961		4,163	35,857
2009	9,222	15,362		—	24,584
2010	7,771	12,093		—	19,864
2011	7,386	10,937		—	18,323
and thereafter	11,181	900		—	12,081

Total	$58,672	$224,909		$4,163	$287,744

(1)	Includes purchase commitments for inventory of $126 million.

Purchase obligations and commitments under long-term contractual obligations consist of purchase commitments for finished goods, raw materials, components, advertising, insurance, promotional items, minimum royalty guarantees and services pursuant to legally binding obligations but does not include obligations subject to variable price provisions.

At June 30, 2006, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $75.2 million through 2011 compared with $33.8 million through 2010 at June 30, 2005, which are not included in the above table.

In connection with the Riviera Acquisition, the Company entered into a contingent performance liability to Riviera in the amount of $8.6 million. This contingent performance liability does not bear interest, is recorded in other liabilities on the Company’s Consolidated Balance Sheet and is payable in three equal annual installments beginning July 31, 2007 provided that certain net sales targets have been achieved on the licensed brands acquired in the Riviera Acquisition. The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition.

As of June 30, 2006, the Company had notional amounts of 41.1 million Euros and 19.3 million British pounds under foreign currency contracts that expire between July 31, 2006 and June 29, 2007 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At June 30, 2006, the unrealized loss, net of taxes, associated with these contracts of approximately $0.4 million, is included in accumulated other comprehensive income. The unrealized loss, net of taxes, generated during the year ended June 30, 2006, was approximately $3.4 million. The unrealized gain, net of taxes, incurred during the year ended June 30, 2005 was approximately $2.9 million. The unrealized gain, net of taxes, incurred during the five-month transition period ended June 30, 2004 was approximately $0.1 million. The Company did not engage in foreign currency contracts during the year ended January 31, 2004.

In October 2005, the Company received a demand from a licensee of certain of the Company’s patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. The Company believes that it has not breached the license agreement and that the licensee is obligated to continue to make royalty payments. The Company is not able to determine the ultimate outcome of this dispute or estimate the possible loss or range of loss relating

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the licensee’s claim but believes the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In August 2006, the Company was served with a complaint from a dermatologist alleging that the Company’s use of her quote in product advertisements was unauthorized and constituted a false endorsement, false advertising, invasion of privacy, a violation of the right to publicity, fraud and unjust enrichment. The plaintiff seeks to enjoin the Company’s use of her name in advertising and damages of no less than $10 million, including payment of profits associated with the relevant product, and exemplary and treble damages. The Company believes that the claims lack merit and is vigorously contesting the matter. The Company is not able to determine the ultimate outcome of this dispute or estimate any losses relating to the plaintiff’s claim.

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

NOTE 12.    Acquisitions

In August 2005, a wholly-owned subsidiary of the Company acquired certain assets, including inventory and certain intangible assets, such as customer lists, of the distributor of Elizabeth Arden brands in the People’s Republic of China in order to operate the business in China. The purchase price was approximately $4.5 million, comprised of $2.6 million payable in cash, of which approximately $1.6 million was paid as of June 30, 2006, and $1.9 million of which was credited against an account receivable due a subsidiary of the Company. The purchase price was allocated as follows: $2.0 million for inventory, $0.2 million for fixed assets and $2.3 million for intangible assets. Net sales and operating income related to the China operations were not significant to the overall consolidated results for the year ended June 30, 2006.

In January 2006, a wholly-owned subsidiary of the Company acquired certain assets, including inventory, retailer fixtures and other fixed assets and certain intangible assets, such as customer lists, of the distributor of the Elizabeth Arden brands in Taiwan in order to operate the business in Taiwan. The purchase price was approximately $3.2 million, comprised of $2.1 million payable in cash, of which $2.1 million was paid as of June 30, 2006 and $1.1 million was credited against an account receivable due a subsidiary of the Company. The purchase price was allocated as follows: $1.0 million for inventory, $0.2 million for fixed assets and $2.0 million for intangible assets. Net sales and operating income related to the Taiwan operations were not significant to the overall consolidated results for the year ended June 30, 2006.

In June 2006, the Company acquired certain assets of Riviera, including inventory, accounts receivable and certain brand licenses. The net purchase price was approximately $14.2 million and was allocated as follows: $8.2 million for inventory, $1.8 million for accounts receivable, $0.8 million for prepaid, deferred and fixed assets and $19.2 million for intangible assets offset by liabilities of $15.8 million (including the assumption of the Riviera Term Note in the principal amount of

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $3.4 million, the contingent performance liability of $8.6 million and other assumed liabilities). The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition. The Company has not finalized its allocation of the purchase price. In addition to the debt issued and liabilities assumed, the Company paid at closing of the acquisition, $11.5 million in cash and held $2.7 million in escrow pending satisfaction of certain obligations.

NOTE 13.    Income Taxes

Income (loss) before income taxes consisted of the following for the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004.

	Years Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
(Amounts in thousands)	2006	2005
Domestic	$18,501	$28,847	$(33,102)	$(25,831)
Foreign	25,574	26,160	(12,929)	23,755

Total income (loss) before income taxes	$44,075	$55,007	$(46,031)	$(2,076)

The components of the provision for (benefit from) income taxes for the years ended June 30, 2006 and 2005, the five-month transition period ended June 30, 2004 and the year ended January 31, 2004 are as follows:

(Amounts in thousands)	Year Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
	2006	2005
Current income taxes
Federal	$325	$934	$(354)	$(17)
State	173	29	(25)	(3)
Foreign	3,218	5,755	607	2,993

Total current	$3,716	$6,718	$228	$2,973

Deferred income taxes
Federal	$5,792	$9,220	$(10,124)	$(8,031)
State	1,219	213	(2,433)	(1,161)
Foreign	554	1,252	(1,859)	2,107

Total deferred	7,565	10,685	(14,416)	(7,085)

Total	$11,281	$17,403	$(14,188)	$(4,112)

In September 2005 and May 2006, the Company repatriated $3.2 million and $2.1 million, respectively, of undistributed international earnings from two of its foreign subsidiaries. Pursuant to the American Jobs Creation Act of 2004, the Company has accrued a net provision for $25,000 of estimated deferred taxes on the repatriation of such earnings as of June 30, 2006. Tax provisions were not established on the balance of approximately $68 million of undistributed earnings of foreign subsidiaries, since these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets relating to tax benefits of employee stock option awards have been reduced to reflect exercises during the year ended June 30, 2006. Some exercises resulted in tax deductions in excess of previously recorded benefit based on the option value at the time of grant (“windfalls”). Pursuant to SFAS 123R, although the additional tax benefit for “windfalls” are reflected in net operating tax loss carryforwards, the additional tax benefit associated with the windfalls is not

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable due to net operating loss carryforwards available, these “windfall” tax benefits are not reflected in the net operating loss carryforwards in deferred tax assets for the year ended June 30, 2006. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for tax year ended June 30, 2006 were approximately $1.1 million.

The total income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax to income (loss) before income taxes as follows:

(Amounts in thousands, except percentages)	Years Ended June 30,				Five Months Ended June 30, 2004		Year Ended January 31, 2004
	2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision (benefit) at statutory rates	$15,426	35.0%	$19,253	35.0%	$(16,111)	35.0%	$(727)	35.0%
State taxes, net of federal benefits	797	1.8	174	0.3	(1,602)	3.4	(757)	36.4
Tax on foreign earnings at different rates from statutory rates	(5,605)	(12.7)	$(2,135)	(3.9)	3,269	(7.1)	(3,057)	147.3
Change in U.S. and foreign valuation allowance	598	1.4	(275)	(0.5)	192	(0.4)	306	(14.7)
Other	65	0.1	386	0.7	64	(0.1)	123	(5.9)

Total	$11,281	25.6%	$17,403	31.6%	$(14,188)	30.8%	$(4,112)	198.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

(Amounts in thousands)	As of June 30,
	2006	2005
Deferred tax assets
Accrued expenses	$2,883	$2,352
Stock-based compensation, including SFAS 123R	3,777	3,775
Net operating loss carryforwards and alternative minimum tax credit	16,333	25,039
Inventory	5,580	4,682
Property and equipment	772	—
Other	1,028	613

Gross deferred tax assets	$30,373	$36,461

Deferred tax liabilities
Accounts receivable	$(50)	$(278)
Property and equipment	—	(1,324)
Intangible assets	(18,532)	(16,172)
Other	(4,049)	(4,121)

Gross deferred tax liabilities	(22,631)	(21,895)

Valuation allowances	(1,221)	(635)

Total net deferred tax assets	$6,521	$13,931

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

(Amounts in thousands)	June 30,
	2006	2005
Current net deferred tax assets	$15,471	$18,097
Non-current net deferred tax assets (liabilities)(1)	(8,950)	(4,166)

Total net deferred tax assets	$6,521	$13,931

(1)	Non-current net deferred tax assets (liabilities) is included in deferred income taxes and other liabilities in the Company’s consolidated balance sheet at June 30, 2006.

At June 30, 2006, the Company had United States federal net operating loss carryforwards of approximately $37 million that will begin to expire on June 30, 2024. The Company generated state and local net operating loss carryforwards of approximately $43 million that will begin to expire on June 30, 2008. The Company believes that it will generate sufficient taxable income to realize the net operating loss carryforwards before they expire. In addition, the Company had acquired United States federal net operating losses of which approximately $1.7 million are remaining and will begin to expire on June 30, 2007. Due to certain limitations in the Internal Revenue Code, the Company believes that it is more likely than not that it will not be able to utilize a portion of these acquired net operating losses, therefore, the Company has recorded a valuation allowance of approximately $154,000 related to these federal net operating loss carryforwards.

At June 30, 2006, the Company had foreign net operating loss carryforwards of approximately $8.2 million that will begin to expire in June 30, 2009. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. However, due to the Company’s limited operating history in certain foreign jurisdictions and the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in these jurisdictions, as of June 30, 2006, the Company has recorded a valuation allowance of approximately $1 million related to these foreign net operating loss carryforwards.

NOTE 14.    Supplemental Schedule of Non-Cash Financing and Investing Activities

(Amounts in thousands)	Year Ended June 30, 2005	Five Months Ended June 30, 2004	Year Ended January 31, 2004
Accretion and dividend on Series D Convertible Preferred Stock	$—	$762	$3,502

Conversion of Series D Convertible Preferred Stock (See Note 15)
Accelerated accretion on converted Series D Convertible Preferred Stock	—	19,090	18,584

Conversion to common stock	—	7,070	6,416
Accreted dividends not paid on Convertible Preferred Stock	—	4,484	1,927

Conversion of Series D Convertible Preferred Stock	—	11,554	8,343

Issuance of restricted stock and PARS, net of forfeitures from prior grants (See Note 16)	10,335	4,542	2,668

Impairment charge related to the sale of the Miami Lakes Facility (See Note 7)	2,156	—	—

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no non-cash financing and investing activities during fiscal year ended June 30, 2006.

NOTE 15.    Convertible Preferred Stock and Shareholders’ Equity

Equity Offerings.    On October 22, 2003, the Company completed a public offering of 5,750,000 shares of Common Stock at $18.25 per share. The Company sold 3,666,667 shares of Common Stock in the offering, and an affiliate of Unilever sold 2,083,333 shares. The gross proceeds, before the offering discount of $3.8 million and approximately $0.4 million of offering expenses, was approximately $66.9 million, resulting in net proceeds to the Company of approximately $62.7 million. The Company used the net proceeds on November 21, 2003 to redeem $56 million aggregate principal amount of the 11 3/4% Senior Notes. See Note 10. The Company did not receive any proceeds from the sale of the shares by the affiliate of Unilever.

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

Convertible Preferred Stock.    In connection with the January 2001 acquisition of the Elizabeth Arden business, the Company issued 416,667 shares of the Series D Convertible Preferred Stock to an affiliate of Unilever. In addition, cumulative dividends of 5% of the outstanding liquidation preference of the Series D Convertible Preferred Stock began to accrue on January 23, 2003 and were payable quarterly in additional shares of Series D Convertible Preferred Stock. After January 23, 2004, each share of Series D Convertible Preferred Stock was fully convertible into 10 shares of Common Stock at an initial conversion price of $12 per share of Common Stock, subject to certain restrictions.

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

The following table sets forth the accretion and dividends on the Series D Convertible Preferred Stock for the five-month transition period ended June 30, 2004 and year ended January 31, 2004:

(Amounts in thousands)	Five Months Ended June 30, 2004	Year Ended January 31, 2004
Aggregate accretion (excluding the accelerated accretion on the converted preferred stock)	$400	$1,618
Dividends	362	1,884

Total	$762	$3,502

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion of Preferred Stock.    In connection with the public offering on October 22, 2003, the affiliate of Unilever converted 208,340 shares (representing $25 million of aggregate liquidation preference) of the Company’s Series D Convertible Preferred Stock into 2,083,340 shares of Common Stock. As a result of the conversion of the Series D Convertible Preferred Stock and sale of the Common Stock by the Unilever affiliate, the accretion of the Series D Convertible Preferred Stock converted was accelerated in the amount of $18.6 million, resulting in a non-cash charge in this amount to net loss attributable to common shareholders on the Company’s consolidated statement of operations for the year ended January 31, 2004.

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

Amendment to Articles of Incorporation.    At the annual shareholders meeting held on November 16, 2005, the shareholders of the Company approved the Amended and Restated Articles of Incorporation, which eliminated the Series D Convertible Preferred stock and reinstituted the Board’s authority to determine the designations, preferences, limitations and other rights of the serial preferred stock.

Repurchase of Common Stock.

On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40 million of Common Stock through March 31, 2007. As of June 30, 2006, the Company repurchased 1,338,127 shares of Common Stock on the open market at a cost of $25.3 million, including sales commissions. These repurchases are accounted for under the treasury method.

NOTE 16.    Stock Plans

At June 30, 2006, the Company had five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Non-Employee Director Plan (the “2004 Director Plan”) and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan (the “2004 Incentive Plan”)). All five plans were adopted by the Board and approved by the Company’s shareholders. The shareholders of the Company approved the 2004 Incentive Plan on June 22, 2004, as there remained virtually no shares of Common Stock available for grant under the 1995 Stock Option Plan and the 2000 Stock Incentive Plan. The 2004 Director Plan was also approved by the shareholders of the Company on June 22, 2004 and replaced the 1995 Non-Employee Director Plan. No further grants of stock options will occur under the 1995 Non-Employee Director Plan.

The 2004 Incentive Plan authorizes the Company to grant stock-based incentives for 2,000,000 shares of Common Stock under such plan to eligible employees and others that provide services to the Company. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants will

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represent the closing price of the Common Stock on the date of grant. The 2004 Incentive Plan also permits stock appreciation rights, stock awards, performance awards and stock units to be granted. At June 30, 2006, 895,575 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

The 2004 Director Plan authorizes the Company to grant non-qualified stock options for 350,000 shares of Common Stock under such plan to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 7,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. At a meeting on August 16, 2006, the Board determined that the option in connection with a non-employee director’s re-election to the Board at the 2006 annual shareholders meeting in November 2006 and subsequent shareholder meetings, will be for 6,000 shares of Common Stock. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholders meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will represent the closing price of the Common Stock on the date of grant. At June 30, 2006, 287,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

Stock Options Granted

Effective on August 21, 2006, the Board granted stock options to 26 managerial employees for 316,000 shares of Common Stock under the 2004 Stock Incentive Plan. The stock options are due to vest in equal thirds on each succeeding year two business days after the Company’s announcement of its financial results assuming the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $15.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $5.85 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2006.    On August 10, 2005, in recognition of individual performance for the year ended June 30, 2005, the Board granted stock options to 127 managerial employees for approximately 419,700 shares of Common Stock under the 2004 Stock Incentive Plan. The stock options are due to vest over three years in thirds on each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $23.40 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $8.79 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

On November 16, 2005, the Company granted stock options for an aggregate of 35,000 shares of Common Stock to five non-employee directors under the 2004 Non-Employee Director Plan, which are exercisable three years from the date of grant if such persons continue to serve as a director on that date. The exercise price of those stock options is $19.39 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $7.32 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Five-Month Transition Period Ended June 30, 2004.    On June 22, 2004, the Company granted stock options for an aggregate of 35,000 shares of Common Stock to non-employee directors under the 2004 Non-Employee Director Plan which are exercisable three years from the date of grant if such persons continue to serve as a director on that date. The exercise price of those stock options is $20.55 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $8.74 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

On March 10, 2004, the Company authorized the grant of stock options to 117 managerial employees for approximately 364,000 shares of Common Stock under the 2000 Stock Incentive Plan. The stock options are due to vest over three years in thirds each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $21.60 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $13.30 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

Year Ended January 31, 2004.    On June 25, 2003, the Company issued to 127 employees under its 2000 Stock Incentive Plan options to purchase an aggregate of 420,427 shares of Common Stock of the Company. Also, on that same date, the Company issued to its 5 directors under its 1995 Non-Employee Director Plan options to purchase an aggregate of 25,000 shares of Common Stock. The exercise price of those options is $13.04 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $8.20 per share based on the Black-Scholes option-pricing model. On November 24, 2003, the Company issued to one employee under its 2000 Stock Incentive Plan options to purchase an aggregate of 7,000 shares of Common Stock at an exercise price of $20.15 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the option granted was $12.67 per share based on the Black-Scholes option-pricing model. All of these options are due to vest in equal thirds over a three-year period on the anniversary date of the grant and expire ten years from the date of grant.

Compensation expense recorded for the year ended June 30, 2006 resulting from stock option grants to employees and the Board of Directors amounted to approximately $3.9 million. Prior to July 1, 2005, the Company accounted for its stock incentive plans under the recognition and measurement principles prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which no employee compensation costs were required to be recognized for the periods presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized during the year ended June 30, 2005, five-month transition period ended June 30, 2004, and years ended January 31, 2004 and 2003 related to the stock option grants. See Note 3 for a discussion on the implementation by the Company of SFAS 123R.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option activities under the Company’s stock option plans are as follows:

	Years Ended June 30,				Five Months Ended June 30,		Year Ended January 31,
	2006		2005		2004		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	3,221,194	$13.65	3,819,151	$13.08	3,842,038	$11.98	3,906,442	$11.59
New grants	454,700	23.08	—	—	398,900	21.51	452,427	13.15
Exercised	(278,081)	11.17	(566,083)	10.14	(397,321)	10.28	(349,582)	8.96
Canceled/Expired	(31,344)	16.86	(31,874)	15.62	(24,466)	12.26	(167,249)	12.37

Ending outstanding options	3,366,469	$15.10	3,221,194	$13.65	3,819,151	$13.08	3,842,038	$11.98

Exercisable at end of period	2,770,424		2,792,931		2,841,085		2,720,809

Weighted average fair value of options granted during the year		$8.67		$—		$13.52		$8.10

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Outstanding as of June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable as of June 30, 2006	Weighted Average Exercise Price
$ 7.00 — 8.44	154,950	4.1	$8.06	154,950	$8.06
$ 9.38 —13.31	2,127,285	4.7	$12.55	2,127,285	$12.55
$14.80 —23.40	1,084,234	7.7	$21.10	488,189	$19.20

	3,366,469	5.6	$15.10	2,770,424	$13.47

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options outstanding and exercisable at June 30, 2006 and 2005 is $22.2 million and $26.7 million, respectively. The total intrinsic value of stock options exercised during the years ended June 30, 2006 and 2005, based upon the average market price during the period, was approximately $1.7 million and $3.0 million, respectively.

The weighted average grant date fair value of options granted during the year ended June 30, 2006, five-month transition period ended June 30, 2004 and year ended January 31, 2004 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,2006	Five Months Ended June 30, 2004	Year Ended January 31,2004
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	35%	66.00%	66.00%
Risk-free interest rate	4.03 – 4.39%	3.07%	4.16%
Expected life of options in years	5	4 – 8	4 – 8

There were no stock options granted during the year ended June 30, 2005.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan.    The Company currently has an Employee Stock Purchase Plan (“ESPP”) under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On May 31, 2006 and November 30, 2005, a purchase of Common Stock occurred under this plan for 51,399 and 49,961 shares, respectively. Beginning in the three-month period ending September 30, 2005, the Company began expensing the discount taken and the fair value of the “look-back” feature realized by employees upon purchases of Common Stock under the ESPP. For the year ended June 30, 2006, the Company recorded costs associated with the ESPP of approximately $0.5 million. The next purchase under the ESPP will be consummated on December 1, 2006. Prior to July 1, 2005, the Company accounted for its employee stock purchase plan under the recognition and measurement principles prescribed by APB 25, and related interpretations, under which no employee compensation costs were required to be recognized for the periods presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized during the year ended June 30, 2005, five-month transition period ended June 30, 2004, and the year ended January 31, 2004 related to the stock option grants. See Note 3 for a discussion on the implementation by the Company of SFAS 123R.

Performance-Accelerated and Other Restricted Common Stock

Effective on August 21, 2006, the Board granted 138,675 shares of performance-based restricted stock to 70 managerial employees and 142,125 shares of service-based restricted stock to 80 managerial employees. The performance-based restricted stock will vest in full on a date that is two business days after the Company’s financial results for fiscal 2009 are released to the public, but only if the person receiving the grant is still employed by the Company and the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for fiscal years ending June 30, 2007, 2008 and 2009 are released but only if the person is still employed by the Company. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting periods using the graded vesting method.

Year Ended June 30, 2006. On May 13, 2006, the Board authorized the grant of an aggregate of 45,556 shares of restricted stock to 209 employees that vest in full one year from the date of grant. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the one-year vesting period using the graded vesting method.

On August 10, 2005, in recognition of individual performance for the year ended June 30, 2005, the Board granted 195,949 shares of performance-based restricted stock to 118 managerial employees, one third of which vests two years from the date of grant and the remaining two thirds of which vest three years from the date of grant if the Company achieves a 10% cumulative average annualized increase in earnings per share, excluding any one-time or extraordinary events (as determined by the compensation committee of the Board), over the relevant measurement periods. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the two- and three-year vesting periods using the graded vesting method. Based on the Company’s financial results for the year ended June 30, 2006 and projections for the year ending June 30, 2007, the Company determined that the vesting of the grant was not

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

probable. As a result, the Company did not record compensation expense in the year ended June 30, 2006 related to this award.

A summary of the Company’s restricted stock activity for the year ended June 30, 2006, is presented below:

Restricted Stock	Shares (000)	Weighted Average Grant- Date Fair Value
Non-vested at July 1, 2005	695	$19.73
Granted	243	$23.40
Vested	(158)	$23.39
Forfeited	(7)	$18.39

Non-vested at June 30, 2006	773	$20.07

Year Ended June 30, 2005.    On May 13, 2005, the Company authorized the grant of an aggregate of 42,377 shares of restricted stock to 192 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $882,000, and were amortized over the one-year vesting period.

In March 2005, the Board approved the granting of up to 423,800 shares of market-based restricted stock (“MBRS”). As a result of such approval, the Company issued 410,800 shares of MBRS to 17 managerial employees. The MBRS will only vest if the Company’s total shareholder return surpasses the total shareholder return of the Russell 2000 Index over a three, four, five or six-year period from the date of grant, in which case the MBRS will vest at that time. On the date of issuance, these grants were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $9.6 million and are being amortized over a six-year vesting period. Upon adoption of SFAS 123R on July 1, 2005, the Company revalued the MBRS using a Monte Carlo simulation model using the assumptions presented below:

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2004, the Company authorized the grant of an aggregate of 40,578 shares of restricted stock to 189 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $734,000, and were amortized over the one-year vesting period.

Year Ended January 31, 2004.    On June 25, 2003, the Company granted an aggregate of 175,938 shares of restricted stock to 104 employees that are due to vest in equal thirds over a three-year period on the anniversary date of the grant. These grants were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $2.3 million and were being amortized over the three-year vesting period. In addition, on that same date, the Company granted an aggregate of 6,500 shares of restricted stock to 13 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $0.1 million and were amortized over the one-year vesting period. Also, on April 21, 2003, the Company granted an aggregate of 76,782 shares of restricted stock to 937 employees that vest in full one year from the date of grant. These shares were recorded as unearned deferred compensation in shareholders’ equity in the amount of approximately $0.8 million and were amortized over the one-year vesting period.

Compensation expense for the years ended June 30, 2006 and 2005, five-month transition period ended June 30, 2004, and year ended January 31, 2004, resulting from restricted stock grants to employees and independent contractors of the Company, amounted to approximately $5.1 million, $6.7 million, $2.6 million and $3.4 million, respectively.

NOTE 17.    Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2006	March 31, 2006		December 31, 2005	September 30, 2005
Net sales	$189,935	$191,344		$345,893	$227,378
Gross profit	82,996	86,250		145,760	89,066
Income from operations	1,693	4,883		54,279	7,402
Debt extinguishment charge	—	758	(1)	—	—
Net (loss) income	(1,897)	702		33,094	895
(Loss) earnings per common share:
Basic	$(0.07)	$0.02		$1.16	$0.03
Diluted	$(0.07)	$0.02		$1.12	$0.03

	Fiscal Quarter Ended
	June 30, 2005		March 31, 2005	December 31, 2004	September 30, 2004
Net sales	$187,114		$198,317	$322,951	$212,156
Gross profit	84,364		95,886	141,603	89,511
Income from operations	(499)		13,803	52,210	13,019
Net (loss) income	(4,524	)(2)	5,619	31,726	4,783
(Loss) earnings per common share:
Basic	$(0.16)		$0.20	$1.15	$0.17
Diluted	$(0.16)		$0.19	$1.06	$0.16

(1)	Relates to the redemption of the 11 3/4% Senior Notes. See Note 10.
(2)	Includes impairment charge related to the sale of the Miami Lakes Facility of $1.5 million, net of taxes. See Note 7.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Condensed Consolidating Financial Information

The following condensed financial statements as of June 30, 2006 and for the year then ended; as of June 30, 2005 and for the year then ended; for the five-month transition period ended June 30, 2004, and for the year ended January 31, 2004, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company’s subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented in thousands.

[Remainder of page intentionally left blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2006
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$4,931	$23,529	$6	$—	$28,466
Accounts receivable, net	94,385	86,695	—	—	181,080
Inventories	183,972	85,298	—	—	269,270
Intercompany receivable	91,356	157,675	272,799	(521,830)	—
Deferred income taxes	14,792	679	—	—	15,471
Prepaid expenses and other assets	9,136	12,497	—	—	21,633

Total current assets	398,572	366,373	272,805	(521,830)	515,920

Property and equipment, net	21,373	13,308	—	—	34,681

Other Assets:
Investment in subsidiaries	23,173	—	—	(23,173)	—
Exclusive brand licenses, trademarks and intangibles, net	34,228	9,212	158,094	—	201,534
Debt financing costs, net	6,741	—	—	—	6,741
Other	223,352	(232,443)	9,136	982	1,027

Total other assets	287,494	(223,231)	167,230	(22,191)	209,302

Total assets	$707,439	$156,450	$440,035	$(544,021)	$759,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$40,000	$—	$—	$—	$40,000
Accounts payable—trade	116,613	17,382	—	11	134,006
Intercompany payable	7,820	274,152	239,008	(520,980)	—
Other payables and accrued expenses	29,444	30,953	13	(1)	60,409
Current portion of long-term debt	563	—	—	—	563

Total current liabilities	194,440	322,487	239,021	(520,970)	234,978

Long-term debt	225,388	—	—	—	225,388
Deferred income taxes and other liabilities	9,764	5,058	6,746	122	21,690

Total liabilities	429,592	327,545	245,767	(520,848)	482,056

Shareholders’ Equity
Common stock	299	—	—	—	299
Additional paid-in capital	252,565	(223,543)	222,570	973	252,565
Retained earnings (accumulated deficit)	48,341	49,972	(28,302)	(21,670)	48,341
Treasury stock	(25,339)	—	—	—	(25,339)
Accumulated other comprehensive income	1,981	2,476	—	(2,476)	1,981
Unearned deferred compensation

Total shareholders’ equity	277,847	(171,095)	194,268	(23,173)	277,847

Total liabilities and shareholders’ equity	$707,439	$156,450	$440,035	$(544,021)	$759,903

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2005
	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$6,409	$18,864	$43	$—	$25,316
Accounts receivable, net	77,064	72,901	—	—	149,965
Inventories	191,693	81,650	—	—	273,343
Intercompany receivable	77,757	111,059	319,783	(508,599)	—
Deferred income taxes	17,797	1,119	—	(819)	18,097
Prepaid expenses and other assets	5,412	13,260	—	—	18,672
Assets held for sale	9,719	—	—	—	9,719

Total current assets	385,851	298,853	319,826	(509,418)	495,112

Property and equipment, net	17,356	11,828	—	—	29,184

Other Assets:
Investment in subsidiaries	9,312	—	—	(9,312)	—
Exclusive brand licenses, trademarks and intangibles, net	20,870	5,502	160,155	—	186,527
Debt financing costs, net	7,905	—	—	—	7,905
Other	262,200	(259,196)	9,136	(10,971)	1,169

Total other assets	300,287	(253,694)	169,291	(20,283)	195,601

Total assets	$703,494	$56,987	$489,117	$(529,701)	$719,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$47,700	$—	$—	$—	$47,700
Accounts payable—trade	98,355	9,757	—	—	108,112
Intercompany payable	18,705	225,617	264,271	(508,593)	—
Other payables and accrued expenses	34,533	29,238	(94)	(5)	63,672

Total current liabilities	199,293	264,612	264,177	(508,598)	219,484

Long-term debt	233,802	—	—	—	233,802
Deferred income taxes and other liabilities	11,199	4,268	3,735	(11,791)	7,411

Total liabilities	444,294	268,880	267,912	(520,389)	460,697

Shareholders’ Equity
Common stock	293	—	—	—	293
Additional paid-in capital	249,919	(250,969)	250,279	690	249,919
Retained earnings (accumulated deficit)	15,547	33,225	(29,074)	(4,151)	15,547
Accumulated other comprehensive income	5,730	5,851	—	(5,851)	5,730
Unearned deferred compensation	(12,289)	—	—	—	(12,289)

Total shareholders’ equity	259,200	(211,893)	221,205	(9,312)	259,200

Total liabilities and shareholders’ equity	$703,494	$56,987	$489,117	$(529,701)	$719,897

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	Year Ended June 30, 2006
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$576,633	$377,917	$13,731	$(13,731)	$954,550
Cost of sales	368,397	182,081	—	—	550,478

Gross profit	208,236	195,836	13,731	(13,731)	404,072

Selling, general and administrative costs	168,164	160,245	(972)	(13,731)	313,706
Depreciation and amortization	11,978	7,295	2,836	—	22,109

Income from operations	28,094	28,296	11,867	—	68,257
Other expense (income):
Interest expense (income)	23,408	1,747	(1,731)	—	23,424
Debt extinguishment charge	758	—	—	—	758
Other	(33,192)	842	5,268	27,082	—

Income before income taxes	37,120	25,707	8,330	(27,082)	44,075
Provision for income taxes	4,326	3,944	3,011		11,281

Net income	$32,794	$21,763	$5,319	$(27,082)	$32,794

Statement of Operations

	Year Ended June 30, 2005
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$571,374	$349,164	$14,328	$(14,328)	$920,538
Cost of sales	355,466	153,708	—		509,174

Gross profit	215,908	195,456	14,328	(14,328)	411,364

Selling, general and administrative costs	165,314	159,861	(1,677)	(14,328)	309,170
Impairment charge	2,156	—	—	—	2,156
Depreciation and amortization	12,656	6,141	2,708	—	21,505

Income from operations	35,782	29,454	13,297	—	78,533
Other expense (income):
Interest expense (income)	23,473	2,318	(2,265)	—	23,526
Other	(35,742)	975	5,681	29,086	—

Income before income taxes	48,051	26,161	9,881	(29,086)	55,007
Provision for income taxes	10,447	3,389	3,567	—	17,403

Net income	$37,604	$22,772	$6,314	$(29,086)	$37,604

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2006
	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$73,871	$14,715	$(21,757)	$(1,553)	$65,276

Investing activities:
Additions to property and equipment	(10,840)	(8,385)	—	—	(19,225)
Proceeds from disposals of property and equipment	9,945	—	—	—	9,945
Acquisition of licenses and other assets	(11,472)	(3,583)	—	—	(15,055)

Net cash used in investing activities	(12,367)	(11,968)	—	—	(24,335)

Financing activities:
Payments on short-term debt	(7,700)	—	—	—	(7,700)
Payments on long-term debt	(9,321)	—	—	—	(9,321)
Repurchase of common stock	(25,339)	—	—	—	(25,339)
Proceeds from the exercise of stock options	3,112	—	—	—	3,112
Proceeds from the issuance of common stock under ESPP	1,664	—	—	—	1,664
Net change in intercompany obligations	(25,192)	1,919	21,720	1,553	—

Net cash (used in) provided by financing activities	(62,776)	1,919	21,720	1,553	(37,584)

Effect of exchange rate changes on cash and cash equivalents	(207)	—	—	—	(207)
Net (decrease) increase in cash and cash equivalents	(1,479)	4,666	(37)	—	3,150
Cash and cash equivalents at beginning of year	6,410	18,863	43	—	25,316

Cash and cash equivalents at end of year	$4,931	$23,529	$6	$—	$28,466

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended January 31, 2004
	Company	Non Guarantors	7 3/4% Senior Subordinated Note Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$36,060	$11,875	$(2,134)	$—	$45,801

Investing activities:
Additions to property and equipment	(7,502)	(6,336)	—	—	(13,838)
Proceeds from disposals of property and equipment	13	—	—	—	13
Price adjustment to trademarks acquired in Arden acquisition	—	—	2,460	—	2,460

Net cash (used in) provided by investing activities	(7,489)	(6,336)	2,460	—	(11,365)

Financing activities:
Payments on short-term debt	(2,068)	—	—	—	(2,068)
Payments on long-term debt	(251,814)	—	—	—	(251,814)
Proceeds from the issuance of senior notes	219,350	—	—		219,350
Proceeds from the exercise of stock options	3,134	—	—	—	3,134
Proceeds from the issuance of common stock	63,256	—	—	—	63,256
Repurchase of common stock	(662)	—	—	—	(662)
Net change in intercompany obligations	283	(7)	(276)	—	—

Net cash provided by (used in) financing activities	31,479	(7)	(276)	—	31,196

Effect of exchange rate changes on cash and cash equivalents	792	—	—	—	792
Net increase in cash and cash equivalents	60,842	5,532	50		66,424
Cash and cash equivalents at beginning of year	7,848	14,808	7	—	22,663

Cash and cash equivalents at end of year	$68,690	$20,340	$57	$—	$89,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Geographic Information

The Company manages its business on the basis of one reportable operating segment. During the year ended June 30, 2006, the Company sold its products in approximately 90 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 1.

	Years Ended June 30,		Five Months Ended June 30, 2004	Year Ended January 31, 2004
(Amounts in thousands)	2006	2005
Net sales:
United States	$576,633	$571,374	$130,267	$548,430
United Kingdom	47,472	45,628	12,518	38,123
International	330,445	303,536	79,999	227,872

Total	$954,550	$920,538	$222,784	$814,425

Classes of similar products (net sales):
Fragrance	$716,635	$690,984	$146,469	$622,447
Skin care	168,962	155,510	52,575	122,374
Cosmetics	68,953	74,044	23,740	69,604

Total	$954,550	$920,538	$222,784	$814,425

	June 30,
(Amounts in thousands)	2006	2005
Long-lived assets:
United States(1)	$221,212	$207,235
International(2)	22,771	17,550

Total	$243,983	$224,785

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

NOTE 20.    Transition Period Comparative Data

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21.    Subsequent Event

On August 11, 2006, the Company acquired certain assets of Sovereign Sales, LLC, a distributor of prestige fragrances to mass retail customers in North America, including inventory and certain intangible assets. The purchase price was approximately $101.2 million, consisting of $87.7 million in cash paid at closing, $2.5 million in cash to be paid in five installments until January 15, 2007 and $11 million in the form of contingent consideration, which is to be paid over two years from the date of closing if certain financial targets and other conditions are satisfied. The Company used the Credit Facility to fund the cash portion of the purchase price. The Company has not finalized its allocation of the purchase price among the net assets acquired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chairman, President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this annual report (the “Evaluation Date”). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are functioning effectively.

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

The information required by this item will be contained in the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held on November 15, 2006 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference, provided that the Compensation Committee Report and Performance Graph, which will be contained in the Proxy Statement, shall not be deemed to be incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements—The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 40 and included on pages 44 through 48.

	2.	Financial Statement Schedules—All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions; are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits including those incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company’s Form 10-Q for the transition period from February 1, 2004 to June 30, 2004 (Commission File No. 1-6370)).

4.1	Indenture dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

4.2	Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

4.3	First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 filed as part of the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

Exhibit Number	Description

4.4	Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

4.5	Third Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

4.6	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2005, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.8 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-6370)).

4.7	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2006, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto.

4.8	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Annex E filed as part of the Company’s Proxy Statement on May 14, 2004 (Commission File No. 1-6370)).

10.2	2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Annex F filed as part of the Company’s Proxy Statement on May 14, 2004 (Commission File No. 1-6370)).

10.3	Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed as a part of the Company’s Form 10-Q for the quarter ended July 26, 2003 (Commission File No. 1-6370)).

10.4	Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 4.12 filed as a part of the Company’s Registration Statement on Form S-8 dated July 7, 1999 (Commission File No. 1-6370)).

10.5	Amended 2002 Employee Stock Purchase Plan.

10.6	Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.7	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.8	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description
10.9	Form of Incentive Stock Option Agreement for stock option awards under the Company’s Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.10	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.11	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File
No. 1-6370)).

10.12	Form of Restricted Stock Agreement for regular restricted stock awards under the Company’s Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.13	Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company’s Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.14	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.15	Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.16	Compensation Arrangements for Named Executive Officers.

10.17	Board of Directors Compensation Arrangements.

10.18	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File
No. 1-6370)).

10.19	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.20	2005 Management Bonus Plan (incorporated herein by reference to Exhibit 10.21 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.21	2005 Performance Bonus Plan (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.22	Asset Purchase Agreement dated August 11, 2006 between the Company and Sovereign Sales, LLC.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

The foregoing list omits instruments defining the rights of holders of our long-term debt where the total amount of securities authorized thereunder does not exceed 10% of our total assets. We hereby agree to furnish a copy of each such instrument or agreement to the Commission upon request.

(b) Exhibits to Form 10-K.

See Item 15(a)3.

(c) Financial Statement Schedules.

See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of September 2006.

ELIZABETH ARDEN, INC.

By:	/s/ E. SCOTT BEATTIE
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

Signature	Title	Date

/s/ E. SCOTT BEATTIE E. Scott Beattie	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2006

/s/ STEPHEN J. SMITH Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2006

/s/ FRED BERENS Fred Berens	Director	September 11, 2006

/s/ MAURA J. CLARK Maura J. Clark	Director	September 11, 2006

/s/ RICHARD C. W. MAURAN Richard C.W. Mauran	Director	September 11, 2006

/s/ WILLIAM M. TATHAM William M. Tatham	Director	September 11, 2006

/s/ J. W. NEVIL THOMAS J.W. Nevil Thomas	Director	September 11, 2006

/s/ PAUL F. WEST Paul F. West	Director	September 11, 2006

Exhibit Index

Exhibit Number	Description

4.7	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2006, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto.

10.5	Amended 2002 Employee Stock Purchase Plan.

10.16	Compensation Arrangements for Named Executive Officers.

10.17	Board of Directors Compensation Arrangements.

10.22	Asset Purchase Agreement dated August 11, 2006 between the Company and Sovereign Sales, LLC.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.