Form 10-Q
period 2006-09-30
ELIZABETH ARDEN INC
filed 2006-11-07
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2006

Common Stock, $.01 par value	28,312,082

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	As of

	September 30, 2006	June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$39,540	$28,466
Accounts receivable, net	260,756	181,080
Inventories	385,681	269,270
Deferred income taxes	16,855	15,471
Prepaid expenses and other assets	22,716	21,633

Total current assets	725,548	515,920

Property and equipment, net	35,418	34,681

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	221,445	201,534
Debt financing costs, net	6,561	6,741
Other assets	961	1,027

Total other assets	228,967	209,302

Total assets	$989,933	$759,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$224,800	$40,000
Accounts payable -- trade	163,367	134,006
Other payables and accrued expenses	80,637	60,409
Current portion of long-term debt	1,125	563

Total current liabilities	469,929	234,978

Long-term Liabilities
Long-term debt, net	224,885	225,388
Deferred income taxes and other liabilities	22,396	21,690

Total long-term liabilities	247,281	247,078

Total liabilities	717,210	482,056

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 30,155,681 issued and 28,440,248 outstanding, and 29,869,458 issued and 28,531,331 outstanding, respectively	302	299
Additional paid-in capital	254,660	252,565
Retained earnings	47,028	48,341
Treasury stock (1,715,433 and 1,338,127 shares at cost, respectively)	(31,355)	(25,339)
Accumulated other comprehensive income	2,088	1,981

Total shareholders' equity	272,723	277,847

Total liabilities and shareholders' equity	$989,933	$759,903

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2006	September 30, 2005

Net sales	$254,808	$227,378
Cost of sales (excludes depreciation of $842 and $677 respectively, included below)	155,583	138,312

Gross profit	99,225	89,066

Operating expenses
Selling, general and administrative	87,284	76,392
Depreciation and amortization	6,347	5,272

Total operating expenses	93,631	81,664

Income from operations	5,594	7,402

Interest expense, net	7,360	6,114

(Loss) income before income taxes	(1,766)	1,288
(Benefit from) provision for income taxes	(453)	393

Net (loss) income	$(1,313)	$895

Net (loss) income per common share:
Basic	$(0.05)	$0.03

Diluted	$(0.05)	$0.03

Weighted average number of common shares:
Basic	27,652	28,574

Diluted	27,652	29,948

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock Outstanding		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (loss)	Equity

Balance at June 30, 2006	29,869	$299	$252,565	$48,341	(1,338)	$(25,339)	$1,981	$277,847

Issuance of common stock upon exercise of stock options	8	--	102					102

Issuance of restricted stock, net of forfeitures	279	3	(3)					--

Amortization of share-based awards			1,996					1,996

Repurchase of common stock					(377)	(6,016)		(6,016)

Comprehensive income:
Net (loss)				(1,313)				(1,313)

Foreign currency translation adjustments							(516)	(516)

Disclosure of reclassification amount, net of taxes (8% tax rate):
Unrealized hedging gain arising during the period							834	834
Less: reclassification adjustment for hedging losses included in net loss							211	211

Net unrealized cash flow hedging gain							623	623

Total comprehensive loss				(1,313)			107	(1,206)

Balance at September 30, 2006	30,156	$302	$254,660	$47,028	(1,715)	$(31,355)	$2,088	$272,723

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2006	September 30, 2005

Operating Activities:
Net (loss) income	$(1,313)	$895
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,347	5,272
Amortization of senior note offering costs	330	311
Amortization of share-based awards	1,996	2,542
Deferred income taxes	(675)	26
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(79,823)	(69,152)
Increase in inventories	(48,321)	(25,969)
Increase in prepaid expenses and other assets	(767)	(3,706)
Increase in accounts payable	27,360	16,373
Increase (decrease) in other payables, accrued expenses and other liabilities	19,949	(4,844)
Other	(190)	498

Net cash used in operating activities	(75,107)	(77,754)

Investing Activities:
Additions to property and equipment	(4,127)	(6,560)
Proceeds from disposals of property and equipment	--	9,945
Acquisitions	(88,251)	(700)

Net cash (used in) provided by investing activities	(92,378)	2,685

Financing Activities:
Proceeds from short-term debt	184,800	75,600
Proceeds from the exercise of stock options	102	352
Repurchase of common stock	(6,016)	--

Net cash provided by financing activities	178,886	75,952

Effect of exchange rate changes on cash and cash equivalents	(327)	46

Net increase in cash and cash equivalents	11,074	929
Cash and cash equivalents at beginning of period	28,466	25,316

Cash and cash equivalents at end of period	$39,540	$26,245

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$10,885	$10,160

Income taxes paid during the period	$180	$231

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BUSINESS AND BASIS OF PRESENTATION

          Elizabeth Arden, Inc. (the "Company") is a manufacturer and marketer of prestige designer fragrances, skin care and cosmetic products to retailers in the United States and approximately 90 countries internationally.

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

          The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006 (the "Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2006 is derived from the financial statements included in the Annual Report. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

NOTE 2.    (LOSS) INCOME PER SHARE

          Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted (loss) income per share is similar to basic (loss) income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock. Diluted loss per share equals basic loss per share for the three months ended September 30, 2006 as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

          The following table represents the computation of net (loss) income per share:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2006	September 30, 2005

Basic
Net (loss) income	$(1,313)	$895

Weighted average shares outstanding	27,652	28,574

Net (loss) income per basic share	$(0.05)	$0.03

Diluted
Net (loss) income	$(1,313)	$895

Weighted average shares outstanding	27,652	28,574

Potential common shares - treasury method	--	1,374

Weighted average shares and potential dilutive shares	27,652	29,948

Net (loss) income per diluted share	$(0.05)	$0.03

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          For the three months ended September 30, 2006, dilutive options, non-vested restricted stock and the assumed purchases under the employee stock purchase plan of approximately 775,000 shares of Common Stock were not included in the computation of diluted loss per share because of their anti-dilutive effect.

          The following table shows the options to purchase shares of Common Stock that were outstanding during the three months ended September 30, 2006 and 2005 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended

	September 30, 2006	September 30, 2005

Number of shares	1,022,884	417,700

Range of exercise price	$16.38-23.40	$23.40

NOTE 3.    STOCK-BASED COMPENSATION

          At September 30, 2006, the Company had outstanding several share-based compensation plans. For the three months ended September 30, 2006 and 2005, the compensation cost that has been charged against income was $2.0 million and $2.5 million, respectively. The tax benefit related to the compensation cost charged to income for the three months ended September 30, 2006 and 2005 was approximately $0.5 million and $0.7 million, respectively.

          As of September 30, 2006, there were approximately $14.0 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's stock plans. Those costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Options

          Effective August 21, 2006, the Company's Board of Directors (the "Board") granted stock options to 26 managerial employees for 316,000 shares of Common Stock under the 2004 Stock Incentive Plan ("2004 Incentive Plan"). The stock options are due to vest in equal thirds over a three-year period on the dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $15.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $5.85 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

          The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Common Stock and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months Ended

September 30, 2006

Expected dividend yield	0.00%
Expected price volatility	35.00%
Risk-free interest rate	4.93%
Expected life of options in years	5.00

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          A summary of stock option activity under the Company's share-based compensation plans for the three months ended September 30, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at July 1, 2006	3,366,469	$15.10	5.6
New grants	316,000	$15.00
Exercised	(7,677)	$13.31
Forfeited or expired	(1,520)	$21.84

Outstanding at September 30, 2006	3,673,272	$15.09	5.8	$9,364,152

Exercisable at September 30, 2006	2,899,894	$13.94	4.9	$8,997,592

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

          The total intrinsic value of stock options exercised during the three months ended September 30, 2006 and 2005, based upon the average market price during the period, was approximately $12,000 and $0.7 million, respectively.

Restricted Common Stock

          Effective August 21, 2006, the Board granted 138,675 shares of performance-based restricted stock to 70 managerial employees and 142,125 shares of service-based restricted stock to 80 managerial employees. The performance-based restricted stock will vest in full on the date that is two business days after the Company's financial results for fiscal 2009 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on the dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009 are publicly announced, but only if the person is still employed by the Company. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the three-year vesting period.

          A summary of the Company's restricted stock activity for the three months ended September 30, 2006, is presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2006	774,175	$20.07
Granted	280,800	$15.00
Vested	(60,279)	$21.60
Forfeited	(3,635)	$21.84

Non-vested at September 30, 2006	991,061	$18.89

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For the three months ended September 30, 2006 and 2005, the Company recorded costs associated with the ESPP of approximately $0.2 million in each of the periods. The next purchase under the ESPP will be consummated on December 1, 2006.

NOTE 4.    NEW ACCOUNTING STANDARDS

Accounting for Uncertainty in Income Taxes

          In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," which requires a company to recognize, measure, and disclose in its financial statements uncertain tax positions it has taken or expects to take in a tax return. FIN 48 will be effective for the Company beginning in the fiscal year ending June 30, 2008. In anticipation of the adoption of FIN 48, the Company is in the process of assessing the impact of FIN 48 on its consolidated financial statements.

Fair Value Measurements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on July 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial
Statements

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company during fiscal 2007 and permits a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial statements.

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2006	June 30, 2006

Raw materials and components	$56,488	$53,929
Work in progress	30,032	35,775
Finished goods	299,161	179,566

Total	$385,681	$269,270

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    SHORT-TERM DEBT

          The Company has a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which provides for borrowings on a revolving basis of up to $300 million (to be set at $250 million after December 31, 2006) with a $25 million sublimit for letters of credit (the "Credit Facility"). The Credit Facility expires in December 2010. Under the terms of the Credit Facility, the Company may increase the size of the Credit Facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks.

          On August 11, 2006, the Company amended the Credit Facility in connection with the acquisition of certain assets of Sovereign Sales, LLC ("Sovereign") to (i) increase the credit facility from $200 million to $300 million until December 31, 2006, following which the limit will be set at $250 million, (ii) amend the definition of the borrowing base through December 31, 2006 to increase the borrowings on eligible inventory and provide for a temporary increase in borrowing availability of $25 million, and (iii) include the indebtedness issued and assumed pursuant to the June 2006 acquisition of certain assets of Riviera Concepts, Inc. ("Riviera") and the indebtedness issued pursuant to the August 2006 acquisition of certain assets of Sovereign under "permitted indebtedness" as defined in the Credit Facility.

          The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. Under the August 2006 amendment, the borrowing limit on eligible finished goods inventory prior to December 31, 2006 ranges from 80% to 90%. The Company's obligations under the Credit Facility rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three months ended September 30, 2006. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1% to 1.75% and is 0% for prime rate loans. As of September 30, 2006, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. As a result of the August 2006 amendment, the interest rate charged on the first $25 million of borrowings will be set at LIBOR plus 2.5% through November 30, 2006 or December 31, 2006, depending on the Company's borrowing availability.

          As of September 30, 2006, the Company had $225 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $40 million in outstanding borrowings under the Credit Facility at June 30, 2006. As of September 30, 2006, the Company had approximately $316 million of eligible receivables and inventories available as collateral under the Credit Facility. Therefore, the Company had the full $300 million of borrowing capacity available under the Credit Facility with a remaining borrowing availability of approximately $71 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings during the months of December, January and February.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2006	June 30, 2006

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(2,366)	(2,425)
Riviera Term Note	3,376	3,376

Total debt	226,010	225,951
Less: Current portion of long-term debt	1,125	563

Total long-term debt	$224,885	$225,388

NOTE 8.    COMMITMENTS AND CONTINGENCIES

          At September 30, 2006, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $69.3 million through 2011, compared with $75.2 million through 2011 at June 30, 2006.

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

          In August 2006, the Company was served with a complaint from a dermatologist alleging that the Company's use of her quote in product advertisements was unauthorized and constituted a false endorsement, false advertising, invasion of privacy, trademark dilution and disparagement, a violation of the right to publicity, fraud and unjust enrichment. In October 2006, the plaintiff filed an amended complaint adding the licensor of the product name to the lawsuit. The plaintiff seeks to enjoin the Company's use of her name and advertising and damages of no less than $2 million, including payments of profits associated with the relevant product, and exemplary and treble damages. The Company believes that the claims lack merit and is vigorously contesting the matter. The Company is not able to determine the ultimate outcome of this dispute or estimate the possible loss or range of loss relating to the plaintiff's claim.

          The Company is a party to a number of other legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that the Company's cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above noted contingencies, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

          As of September 30, 2006, the Company had notional amounts of 32.3 million Euros and 16.2 million British pounds under foreign currency contracts that expire between October 31, 2006 and June 29, 2007 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At September 30, 2006, the unrealized gain, net of taxes, associated with these contracts of approximately $0.2 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, generated during the three months ended September 30, 2005, was approximately $0.6 million.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of September 30, 2006, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the three months ended September 30, 2006 was approximately $0.2 million.

Acquisitions

          In June 2006, the Company acquired certain assets of Riviera, including inventory, accounts receivable and certain brand licenses. The net purchase price was approximately $14.2 million and has been preliminarily allocated as follows: $8.2 million for inventory, $1.8 million for accounts receivable, $0.8 million for prepaid, deferred and fixed assets, and $19.2 million for intangible assets, offset by liabilities of $15.8 million (including the assumption of the Riviera Term Note in the principal amount of approximately $3.4 million, a contingent performance liability of $8.6 million and other assumed liabilities). The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition. The Company has not finalized its allocation of the purchase price. In addition to the debt issued and liabilities assumed, the Company paid $11.5 million in cash at closing of the acquisition and held $2.7 million in escrow pending satisfaction of certain obligations.

          As a result of the acquisition of Sovereign, a distributor of prestige fragrances to mass retail customers in North America, on August 11, 2006 the Company acquired certain assets, including inventory and certain intangible assets. The purchase price was approximately $90.2 million in cash, comprised of $87.7 million paid in cash at closing and approximately $2.5 million in cash to be paid in five installments until January 15, 2007 and $11.0 million in the form of contingent consideration that may be paid over two years from the date of closing if certain financial targets and other conditions are satisfied. The cash portion of the purchase price has been preliminarily allocated as follows: $67.2 million for inventory, $22.2 million for certain intangible assets, and $0.8 million of other assets. If the contingent consideration is paid, the Company will allocate that amount to intangible assets. The Company used the Credit Facility to fund the cash portion of the purchase price. The Company has not finalized its allocation of the purchase price among the net assets acquired.

Disposals of Property and Equipment

          On August 1, 2005, the Company closed on the sale of its former corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida (the "Miami Lakes Facility"). The Company received approximately $9.9 million in net proceeds relating to the sale of the Miami Lakes Facility and associated equipment.

NOTE 9.     REPURCHASE OF COMMON STOCK

          On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40 million of Common Stock through March 31, 2007. As of September 30, 2006, the Company had repurchased 1,715,433 shares of Common Stock on the open market at a cost of $31.4 million, including sales commissions. For the three months ended September 30, 2006, the Company repurchased 377,306 shares of Common Stock at an average price of $15.94 per share on the open market at a cost of $6.0 million, including sales commissions. These repurchases are accounted for under the treasury method.

          On November 2, 2006, the Company's Board of Directors authorized the repurchase of an additional $40.0 million of the Company's Common Stock under the terms of the Company's existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of September 30, 2006 and as of June 30, 2006, and for the three month periods ended September 30, 2006 and 2005, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of September 30, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$15,902	$23,562	$76	$--	$39,540
Accounts receivable, net	162,373	98,383	--	--	260,756
Inventories	282,870	102,811	--	--	385,681
Intercompany receivable	111,681	140,584	279,677	(531,942)	--
Deferred income taxes	14,791	2,064	--	--	16,855
Prepaid expenses and other assets	10,167	12,496	36	17	22,716

Total current assets	597,784	379,900	279,789	(531,925)	725,548

Property and equipment, net	22,236	13,182	--	--	35,418

Other Assets:
Investment in subsidiaries	24,254	--	--	(24,254)	--
Exclusive brand licenses, trademarks and intangibles, net	54,940	8,990	157,515	--	221,445
Debt financing costs, net	6,561	--	--	--	6,561
Other assets	223,280	(232,439)	9,136	984	961

Total other assets	309,035	(223,449)	166,651	(23,270)	228,967

Total assets	$929,055	$169,633	$446,440	$(555,195)	$989,933

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$224,800	$--	--	$--	$224,800
Accounts payable -- trade	146,098	17,267	--	2	163,367
Intercompany payable	11,073	277,510	242,481	(531,064)	--
Other payables and accrued expenses	39,514	40,722	403	(2)	80,637
Current portion of long-term debt	1,125	--	--	--	1,125

Total current liabilities	422,610	335,499	242,884	(531,064)	469,929

Long-term debt, net	224,885	--	--	--	224,885
Deferred income taxes and other liabilities	8,837	5,778	7,658	123	22,396

Total liabilities	656,332	341,277	250,542	(530,941)	717,210

Shareholders' Equity
Common stock	302	--	--	--	302
Additional paid-in capital	254,660	(223,543)	222,570	973	254,660
Retained earnings (accumulated deficit)	47,028	49,315	(26,672)	(22,643)	47,028
Treasury Stock	(31,355)	--	--	--	(31,355)
Accumulated other comprehensive income	2,088	2,584	--	(2,584)	2,088

Total shareholders' equity	272,723	(171,644)	195,898	(24,254)	272,723

Total liabilities and shareholders' equity	$929,055	$169,633	$446,440	$(555,195)	$989,933

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$4,931	$23,529	$6	$--	$28,466
Accounts receivable, net	94,385	86,695	--	--	181,080
Inventories	183,972	85,298	--	--	269,270
Intercompany receivable	91,356	157,675	272,799	(521,830)	--
Deferred income taxes	14,792	679	--	--	15,471
Prepaid expenses and other assets	9,136	12,497	--	--	21,633

Total current assets	398,572	366,373	272,805	(521,830)	515,920

Property and equipment, net	21,373	13,308	--	--	34,681

Other Assets:
Investment in subsidiaries	23,173	--	--	(23,173)	--
Exclusive brand licenses, trademarks and intangibles, net	34,228	9,212	158,094	--	201,534
Debt financing costs, net	6,741	--	--	--	6,741
Other	223,352	(232,443)	9,136	982	1,027

Total other assets	287,494	(223,231)	167,230	(22,191)	209,302

Total assets	$707,439	$156,450	$440,035	$(544,021)	$759,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$40,000	$--	$--	$--	$40,000
Accounts payable -- trade	116,613	17,382	--	11	134,006
Intercompany payable	7,820	274,152	239,008	(520,980)	--
Other payables and accrued expenses	29,444	30,953	13	(1)	60,409
Current portion of long-term debt	563	--	--	--	563

Total current liabilities	194,440	322,487	239,021	(520,970)	234,978

Long-term debt	225,388	--	--	--	225,388
Deferred income taxes and other liabilities	9,764	5,058	6,746	122	21,690

Total liabilities	429,592	327,545	245,767	(520,848)	482,056

Shareholders' Equity
Common stock	299	--	--	--	299
Additional paid-in capital	252,565	(223,543)	222,570	973	252,565
Retained earnings (accumulated deficit)	48,341	49,972	(28,302)	(21,670)	48,341
Treasury stock	(25,339)	--	--	--	(25,339)
Accumulated other comprehensive income	1,981	2,476	--	(2,476)	1,981

Total shareholders' equity	277,847	(171,095)	194,268	(23,173)	277,847

Total liabilities and shareholders' equity	$707,439	$156,450	$440,035	$(544,021)	$759,903

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 30, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$165,224	$89,584	$3,721	$(3,721)	$254,808
Cost of sales	110,195	45,388	--	--	155,583

Gross profit	55,029	44,196	3,721	(3,721)	99,225

Selling, general and administrative costs	48,971	42,347	(313)	(3,721)	87,284
Depreciation and amortization	3,763	1,866	718	--	6,347

Income (loss) from operations	2,295	(17)	3,316	--	5,594
Other expense (income):
Interest expense (income)	7,365	407	(412)	--	7,360
Other	(2,445)	295	1,176	974	--

(Loss) income before income taxes	(2,625)	(719)	2,552	(974)	(1,766)
(Benefit from) provision for income taxes	(1,312)	(62)	921	--	(453)

Net (loss) income	$(1,313)	$(657)	$1,631	$(974)	$(1,313)

Statement of Operations	Three Months Ended September 30, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$147,054	$80,324	$3,488	$(3,488)	$227,378
Cost of sales	97,431	40,881	--	--	138,312

Gross profit	49,623	39,443	3,488	(3,488)	89,066

Selling, general and administrative costs	43,147	37,159	(426)	(3,488)	76,392
Depreciation and amortization	2,980	1,580	712	--	5,272

Income from operations	3,496	704	3,202	--	7,402
Other expense (income):
Interest expense (income)	6,125	445	(456)	--	6,114
Other	(3,202)	160	1,364	1,678	--

Income before income taxes	573	99	2,294	(1,678)	1,288
(Benefit from) provision for income taxes	(322)	(114)	829	--	393

Net income	$895	$213	$1,465	$(1,678)	$895

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Three Months Ended September 30, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(58,933)	$(18,900)	$3,486	$(760)	$(75,107)

Investing activities:
Additions to property and equipment	(2,609)	(1,518)	--	--	(4,127)
Acquisitions	(88,251)	--	--	--	(88,251)

Net cash used in investing activities	(90,860)	(1,518)	--	--	(92,378)

Financing activities:
Proceeds from short-term debt	184,800	--	--	--	184,800
Proceeds from the exercise of stock options	102	--	--	--	102
Repurchase of common stock	(6,016)	--	--	--	(6,016)
Net change in intercompany obligations	(17,796)	20,452	(3,416)	760	--

Net cash provided by (used in) financing activities	161,090	20,452	(3,416)	760	178,886

Effect of exchange rate changes on cash and cash equivalents	(327)	--	--	--	(327)
Net increase in cash and cash equivalents	10,970	34	70	--	11,074
Cash and cash equivalents at beginning of period	4,931	23,529	6	--	28,466

Cash and cash equivalents at end of period	$15,901	$23,563	$76	$--	$39,540

Statement of Cash Flows	Three Months Ended September 30, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(56,908)	$(22,719)	$3,383	$(1,510)	$(77,754)

Investing activities:
Additions to property and equipment	(3,832)	(2,728)	--	--	(6,560)
Proceeds from disposals of property and equipment	9,945	--	--	--	9,945
Acquisition	--	(700)	--	--	(700)

Net cash provided by (used in) investing activities	6,113	(3,428)	--	--	2,685

Financing activities:
Proceeds from short-term debt	75,600	--	--	--	75,600
Proceeds from the exercise of stock options	352	--	--	--	352
Net change in intercompany obligations	(19,275)	21,105	(3,340)	1,510	--

Net cash provided by (used in) financing activities	56,677	21,105	(3,340)	1,510	75,952

Effect of exchange rate changes on cash and cash equivalents	46	--	--	--	46
Net increase (decrease) in cash and cash equivalents	5,928	(5,042)	43	--	929
Cash and cash equivalents at beginning of period	6,409	18,864	43	--	25,316

Cash and cash equivalents at end of period	$12,337	$13,822	$86	$--	$26,245

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

          In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this quarterly report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projects") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations:

*	our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers;
*	international and domestic economic and business changes that could impact consumer confidence or operations;
*	the impact of competitive products and pricing;
*

risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, political instability in certain regions of the world, and unexpected factors affecting customer purchasing patterns;

*	our ability to successfully launch new products and implement our growth strategy;
*	our ability to successfully and cost-effectively integrate acquired businesses or new brands;
*	our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and the indenture for our 7 3/4% senior subordinated notes;
*	our customers' financial condition;
*	our ability to access capital for acquisitions;
*	changes in product mix to less profitable products;
*	the retention and availability of key personnel;
*	the assumptions underlying our critical accounting estimates;
*

delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for the majority of our supply of certain products;

*	the loss of or disruption in our distribution facilities;
*	changes in the retail, fragrance and cosmetic industries, including the consolidation of retailers and the associated closing of retail doors as well as retailer inventory control practices;
*	our ability to protect our intellectual property rights;
*	changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards;
*	and other risks and uncertainties.

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

General

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained herein and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

          Our operations have historically been seasonal, with higher sales generally occurring during the first half of the fiscal year (July through December) as a result of increased demand by retailers in anticipation of, and during, the holiday season. During the fiscal year ended June 30, 2006, approximately 60% of our net sales were made during those months. Due to the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, net income, working capital requirements and cash flows on a quarterly basis.

          We experience seasonality in our working capital, with peak inventory levels from July to October and peak receivable balances from September to December. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. Cash is normally generated during the months of December, January and February of each year, as customer payments on holiday season orders are received.

          In June 2006, we acquired certain assets of Riviera Concepts, Inc. including licenses for the fragrance brands Badgley Mischka, Alfred Sung, HUMMER™, Nanette Lepore, Lulu Guinness, Cynthia Rowley and Bob Mackie. In August 2006, we acquired certain assets of Sovereign Sales, LLC, a distributor of fragrance brands to mass market retailers in North America.

Overview

          For the three months ended September 30, 2006, net sales increased 12.1%. Excluding the impact of foreign currency translation, net sales increased 11.4%. The increase for the three months ended September 30, 2006 was mainly driven by sales from new brands, including the with Love...Hilary Duff and Danielle by Danielle Steel fragrances, the Prevage skin care line, and sales from the Riviera brands acquired. Also contributing to the increase were higher sales of fragrances due to the Sovereign acquisition, partially offset by the loss of distributed brands previously manufactured by Unilever Cosmetics, and lower sales of the Britney Spears fragrances. Selling, general and administrative expenses increased 14.3% for the three months ended September 30, 2006, compared to the prior year period principally due to higher promotional and product development costs related to new fragrance launches, higher compensation costs, transition costs related to the recent acquisitions, and the unfavorable effect of foreign exchange rates. Selling, general and administrative expenses were also affected by restructuring costs, primarily in our European operations.

Critical Accounting Policies and Estimates

          We believe the accounting policies below represent our critical accounting policies. See our Annual Report on Form 10-K for the year ended June 30, 2006 for a detailed discussion on the application of these and other accounting policies.

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

          The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ and the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

          Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment is determining the fair value and useful lives of intangible assets. To assist in this process, we often obtain appraisals from independent valuation firms for certain intangible assets.

          Our intangible assets primarily consist of exclusive brand licenses and trademarks. The value of our intangible assets, including brand licenses, trademarks and other intangibles, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We periodically review intangible assets, at least annually or more often as circumstances dictate, for impairment and the useful life assigned using the guidance of applicable accounting literature.

          We have determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. In the third quarter ended March 31, 2006, we performed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analyses and assessments of these assets indicated that no impairment adjustment was required.

          We have not finalized the allocation of the purchase price among the net assets acquired as part of the recent acquisitions of Sovereign and Riviera.

          Depreciation and Amortization.    Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Periodically, we review the lives assigned to our long-lived assets, and adjust the lives, as circumstances dictate.

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

          Hedge Contracts.    We have designated each qualifying foreign currency contract we have entered into as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

          Stock-Based Compensation.    All share-based payments to employees, including the grants of employee stock options, are recognized in the financial statements based on their fair values. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

          We rely on our historical experience and post-vested termination activity to provide data for estimating our expected term for use in determining the fair value of our stock options. We currently estimate our stock volatility by considering our historical stock volatility experience and other key factors. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the input to the Black-Scholes model. We estimate forfeitures using our historical experience. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates.

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

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2006 and September 30, 2005. Results of operations as a percentage of net sales, were as follows (Dollar amounts in thousands, percentages may not add due to rounding):

	Three Months Ended

	September 30, 2006		September 30, 2005

Net sales	$254,808	100%	$227,378	100.0%
Cost of sales	155,583	61.1	138,312	60.8
Gross profit	99,225	38.9	89,066	39.2
Selling, general and administrative expenses	87,284	34.3	76,392	33.6
Depreciation and amortization	6,347	2.5	5,272	2.3
Income from operations	5,594	2.2	7,402	3.3
Interest expense, net	7,360	2.9	6,114	2.7
(Loss) income before income taxes	(1,766)	(0.7)	1,288	0.6
(Benefit from) provision for income taxes	(453)	(0.2)	393	0.2
Net (loss) income	(1,313)	(0.5)	895	0.4

Other data
EBITDA and EBITDA margin (1)	$11,941	4.7%	$12,674	5.6%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

          Net Sales.    Net sales increased 12.1% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Excluding the impact of foreign currency translation, net sales increased 11.4%. The increase is due to approximately $24 million of net sales from new brands, including the with Love...Hilary Duff and Danielle by Danielle Steel fragrances, the Prevage skin care line launched in December 2005, and the brands acquired as part of the Riviera acquisition. Also contributing to the increase was approximately $17 million of higher sales of distributed fragrances, primarily due to the Sovereign acquisition, partially offset by the loss of distributed brands previously manufactured by Unilever Cosmetics, and approximately $8 million of lower sales of the Britney Spears fragrances. Pricing changes had an immaterial effect on net sales.

          Gross Profit.    Gross profit increased by 11.4% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in gross profit was primarily due to the higher sales volumes. Gross margin remained relatively flat decreasing to 38.9% for the three months ended September 30, 2006, from 39.2% for the three months ended September 30, 2005.

          SG&A.    Selling, general and administrative expenses increased 14.3% for the three months ended September 30, 2006 over the three months ended September 30, 2005. The increase was principally due to higher promotional and product development costs of $3.4 million mainly related to new fragrance launches, employee compensation costs of $2.6 million, and the unfavorable effect of foreign exchange rates of $1.3 million. Also contributing to the increase were costs of $1.2 million in connection with our restructuring plans announced in May 2006, primarily in our European operations, and transition costs associated with the Riviera and Sovereign acquisitions.

          Depreciation and Amortization.    Depreciation and amortization increased by 20.4% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase is primarily a result of the amortization of intangible assets associated with the Riviera and Sovereign acquisitions and higher depreciation costs due to the higher level of capital additions during the fiscal year ended June 30, 2006 as compared to the previous years.

          Interest Expense.    Interest expense, net of interest income, increased by 20.4% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase is a result of higher average borrowings under our credit facility including the approximately $88 million of cash paid at closing for the Sovereign acquisition.

          (Benefit from) Provision for Income Taxes.    A benefit from income taxes of approximately $0.5 million was recorded for the three months ended September 30, 2006, compared to a provision for income taxes of approximately $0.4 million for the three months ended September 30, 2005, due to lower income from operations and higher interest expense. The effective tax rate for the three months ended September 30, 2006 and 2005 was 25.6% and 30.5%, respectively, reflecting anticipated increased earnings contributions from our international affiliates in the current year as compared to what we were expecting at September 30, 2005. Our international affiliates generally have lower tax rates than our U.S. operations.

          Net (Loss) Income.    Net loss for the three months ended September 30, 2006 was $1.3 million as compared to net income of $0.9 million for the three months ended September 30, 2005. The decrease was primarily a result of lower income from operations due to the higher selling, general and administrative expenses and depreciation and amortization expenses and higher interest costs.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $0.7 million to $12.0 million for the three months ended September 30, 2006, compared to $12.7 million for the three months ended September 30, 2005. The decrease in EBITDA was primarily the result of higher selling, general and administrative expenses, partially offset by higher net sales and gross profit.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2006	September 30, 2005

Net (loss) income	$(1,313)	$895
Plus:
(Benefit from) provision for income taxes	(453)	393
Interest expense, net	7,360	6,114
Depreciation and amortization	6,347	5,272

EBITDA	$11,941	$12,674

Financial Condition

(Amounts in thousands)	Three Months Ended

	September 30, 2006	September 30, 2005

Net cash used in operating activities	$(75,107)	$(77,754)
Net cash (used in) provided by investing activities	(92,378)	2,685
Net cash provided by financing activities	178,886	75,952
Net increase in cash and cash equivalents	11,074	929

          Cash Flows.    Net cash used in operating activities decreased by approximately $3 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease for the three months ended September 30, 2006 is primarily due to increases totaling approximately $36 million in accounts payable and other payables and accrued expenses as a result of timing of payments to vendors, partially offset by an approximate $22 million increase in inventory due to the Riviera and Sovereign acquisitions and an approximate $11 million increase in accounts receivable as a result of the higher sales volumes.

          For the three months ended September 30, 2006, net cash used in investing activities was approximately $92 million, as compared to net cash provided by investing activities of $3 million for the three months ended September 30, 2005. The increase in net cash used in investing activities is primarily a result of approximately $88 million in cash paid at closing in connection with the Sovereign acquisition. Additionally, we realized approximately $10 million of cash proceeds from the sale of our Miami Lakes facility in the prior year period.

          Net cash provided by financing activities increased by approximately $103 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in net cash provided by financing activities for the three months ended September 30, 2006 was primarily due to additional borrowings under our credit facility, including approximately $88 million used to fund the Sovereign acquisition partially offset by approximately $6 million to fund repurchases of common stock.

          Interest paid during the three months ended September 30, 2006 included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014 that covered the period from February 16, 2006 through August 15, 2006. Interest paid during the three months ended September 30, 2005 included $8.6 million interest payments on the 7 3/4% senior subordinated notes that covered the period from February 16, 2005 through August 15, 2005.

          Future Liquidity and Capital Needs.   Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, new product launches, additional brand acquisitions or product distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase our common stock and notes. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

          We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which provides for borrowings on a revolving basis of up to $300 million (to be set at $250 million after December 31, 2006) with a $25 million sublimit for letters of credit. The credit facility expires in December 2010. Under the terms of the credit facility, we may increase the size of the credit facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks.

          On August 11, 2006, we amended the credit facility in connection with the acquisition of certain assets of Sovereign to (i) increase the credit facility from $200 million to $300 million until December 31, 2006, following which the limit will be set at $250 million, (ii) amend the definition of the borrowing base through December 31, 2006 to increase the borrowings on eligible inventory and provide for a temporary increase in borrowing availability of $25 million, and (iii) include the indebtedness issued and assumed pursuant to the June 2006 acquisition of certain assets of Riviera and the indebtedness issued pursuant to the August 2006 acquisition of certain assets of Sovereign under "permitted indebtedness" as defined in the credit facility.

          The credit facility is guaranteed by all of our U.S. subsidiaries. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the our U.S. accounts receivable and inventory. Under the August 2006 amendment, the borrowing limit on eligible finished goods inventory prior to December 31, 2006 ranges from 80% to 90%. Our obligations under the credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three months ended September 30, 2006. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancing and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of September 30, 2006, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. As a result of the August 2006 amendment, the interest rate charged on the first $25 million of borrowings will be at LIBOR plus 2.5% through November 30, 2006 or December 31, 2006, depending on our borrowing availability.

          As of September 30, 2006, we had $225 million in outstanding borrowings and approximately $4 million in letters of credits outstanding under the credit facility and approximately $316 million of eligible receivables and inventories available as collateral under the credit facility. Therefore, we had the full $300 million of borrowing capacity available under the credit facility with a remaining borrowing availability of approximately $71 million. We used approximately $88 million of borrowings under our credit facility to pay a majority of the purchase price for the acquisition of certain assets of Sovereign.

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

          Repurchases of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through March 31, 2007. As of September 30, 2006, we have repurchased 1,715,433 shares of common stock on the open market at a cost of $31.4 million, including sales commissions. For the three months ended September 30, 2006, we repurchased 377,306 shares of common stock at an average price of $15.94 per share on the open market at a cost of $6.0 million, including sales commissions. These repurchases are accounted for under the treasury method.

          On November 2, 2006, our board of directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008.

          Contractual Obligations.    At September 30, 2006, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $69.3 million through 2011 compared with $75.2 million through 2011 at June 30, 2006.

New Accounting Standards

Accounting for Uncertainty in Income Taxes

          In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," which requires a company to recognize, measure, and disclose in its financial statements uncertain tax positions it has taken or expects to take in a tax return. This interpretation will be effective for us beginning in the fiscal year ending June 30, 2008. In anticipation of the adoption of this interpretation, we are in the process of assessing the impact of this interpretation on our consolidated financial statements.

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for us July 1, 2008 .We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective during fiscal 2007 and permits a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108.  We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2006, we had $225 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our credit facility during the quarter ended September 30, 2006, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2006 would have increased or decreased by approximately $0.8 million. See Note 6 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three months ended September 30, 2006, we derived approximately 35% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" in our consolidated balance sheets.

          As of September 30, 2006, we had notional amounts of 32.3 million Euros and 16.2 million British pounds under foreign currency contracts that expire between October 31, 2006 and June 29, 2007 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At September 30, 2006, the unrealized gain, net of taxes associated with these contracts of approximately $0.2 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, generated during the three months ended September 30, 2006, was approximately $0.6 million.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of September 30, 2006, there were no such foreign currency contracts outstanding. The realized loss, net of taxes recognized from contracts in place during the three months ended September 30, 2006 was approximately $0.2 million.

          We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

          The Company's Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

          There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended September 30, 2006.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period (1)	Total Number of Shares Purchased (1)	Average Price Paid Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2006 through July 31, 2006	113,624	$18.26	113,624	$12,589,689

August 1, 2006 through August 31, 2006	82,480	$14.18	82,480	$11,422,072

September 1, 2006 through September 30, 2006	181,202	$15.35	181,202	$8,645,139

Totals	377,306	$15.94	377,306	$8,645,139

(1)  On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through March 31, 2007. The stock repurchase program was announced on November 3, 2005. We purchased the shares on the open market.

         On November 2, 2006, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008.

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

4.3

First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 filed as part of the Company's Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

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

4.7

Fifth Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2006, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

4.8

Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

Exhibit Number	Description

10.1	Amended 2004 Stock Incentive Plan.

10.2	Amended 2004 Non-Employee Director Stock Option Plan.

10.3	Amended 2000 Stock Incentive Plan.

10.4	Amended 1995 Stock Option Plan.

10.5	Amended 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.6	Amended Non-Employee Director Stock Option Plan.

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

10.12

Form of Restricted Stock Agreement for service-based restricted stock awards under the Company's Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

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

10.17

Form of Restricted Stock Agreement for the service-based stock awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.18

Compensation Arrangements for Named Executive Officers (incorporated by reference to Exhibit 10.16 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.19	Board of Directors Compensation Arrangements (incorporated by reference to Exhibit 10.17 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.20	2005 Management Bonus Plan (incorporated herein by reference to Exhibit 10.21 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.21	2005 Performance Bonus Plan (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.22

Asset Purchase Agreement dated August 11, 2006 between the Company and Sovereign Sales, LLC (incorporated by reference to Exhibit 10.22 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

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

ELIZABETH ARDEN, INC.

Date: November 7, 2006	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

10.1	Amended 2004 Stock Incentive Plan.

10.2	Amended 2004 Non-Employee Director Stock Option Plan.

10.3	Amended 2000 Stock Incentive Plan.

10.4	Amended 1995 Stock Option Plan.

10.6	Amended Non-Employee Director Stock Option Plan.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.