Form 10-Q
period 2006-12-31
ELIZABETH ARDEN INC
filed 2007-02-05
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 5, 2007

Common Stock, $.01 par value	28,349,418

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	As of

	December 31, 2006	June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$43,375	$28,466
Accounts receivable, net	263,373	181,080
Inventories	308,811	269,270
Deferred income taxes	10,716	15,471
Prepaid expenses and other assets	22,726	21,633

Total current assets	649,001	515,920

Property and equipment, net	38,398	34,681

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	218,843	201,534
Debt financing costs, net	6,312	6,741
Other assets	1,279	1,027

Total other assets	226,434	209,302

Total assets	$913,833	$759,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$114,600	$40,000
Accounts payable -- trade	144,051	134,006
Other payables and accrued expenses	106,698	60,409
Current portion of long-term debt	1,125	563

Total current liabilities	366,474	234,978

Long-term Liabilities
Long-term debt, net	224,945	225,388
Deferred income taxes and other liabilities	22,945	21,690

Total long-term liabilities	247,890	247,078

Total liabilities	614,364	482,056

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 30,222,206 issued and 28,360,037 outstanding, and 29,869,458 issued and 28,531,331 outstanding, respectively	302	299
Additional paid-in capital	258,010	252,565
Retained earnings	72,883	48,341
Treasury stock (1,862,169 and 1,338,127 shares at cost, respectively)	(33,879)	(25,339)
Accumulated other comprehensive income	2,153	1,981

Total shareholders' equity	299,469	277,847

Total liabilities and shareholders' equity	$913,833	$759,903

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Net sales	$410,771	$345,893	$665,579	$573,271
Cost of sales (excludes depreciation of $1,227, $503, $1,710 and $1,181, respectively, included below)	252,817	200,133	408,399	338,445

Gross profit	157,954	145,760	257,180	234,826

Operating expenses
Selling, general and administrative	108,322	86,105	195,606	162,495
Depreciation and amortization	6,350	5,376	12,698	10,649

Total operating expenses	114,672	91,481	208,304	173,144

Income from operations	43,282	54,279	48,876	61,682

Interest expense, net	8,529	6,662	15,889	12,776

Income before income taxes	34,753	47,617	32,987	48,906
Provision for income taxes	8,897	14,523	8,445	14,916

Net income	$25,856	$33,094	$24,542	$33,990

Net income per common share:
Basic	$0.94	$1.16	$0.89	$1.19

Diluted	$0.91	$1.12	$0.86	$1.15

Weighted average number of common shares:
Basic	27,380	28,461	27,613	28,519

Diluted	28,410	29,484	28,482	29,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance at June 30, 2006	29,869	$299	$252,565	$48,341	(1,338)	$(25,339)	$1,981	$277,847

Issuance of common stock upon exercise of stock options	32	--	393					393

Issuance of common stock under the employee stock purchase plan	45	--	696					696

Issuance of restricted stock, net of forfeitures	276	3	(3)					--

Amortization of share-based awards			4,359					4,359

Repurchase of common stock					(524)	(8,540)		(8,540)

Comprehensive income:
Net income				24,542				24,542

Foreign currency translation adjustments							1,327	1,327

Disclosure of reclassification amount, net of taxes (8% tax rate):
Unrealized hedging loss arising during the period							(1,725)	(1,725)
Less: reclassification adjustment for hedging losses included in net income							570	570

Net unrealized cash flow hedging loss							(1,155)	(1,155)

Total comprehensive income				24,542			172	24,714

Balance at December 31, 2006	30,222	$302	$258,010	$72,883	(1,862)	$(33,879)	$2,153	$299,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31, 2006	December 31, 2005

Operating Activities:
Net income	$24,542	$33,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,698	10,649
Amortization of senior note offering costs	660	602
Amortization of share-based awards	4,359	5,085
Cumulative effect of a change in accounting for share-based payments	--	139
Deferred income taxes	5,804	12,343
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(82,441)	(71,974)
Decrease in inventories	28,549	47,711
Increase in prepaid expenses and other assets	(1,015)	(4,237)
Increase (decrease) in accounts payable	9,945	(8,739)
Increase in other payables, accrued expenses and other liabilities	43,808	5,111
Other	1,027	459

Net cash provided by operating activities	47,936	31,139

Investing Activities:
Additions to property and equipment	(10,352)	(10,905)
Proceeds from disposals of property and equipment	--	9,945
Acquisitions	(91,359)	(1,583)

Net cash used in investing activities	(101,711)	(2,543)

Financing Activities:
Proceeds from short-term debt	74,600	(27,226)
Proceeds from the exercise of stock options	393	773
Proceeds from issuance of common stock under the employee stock purchase plan	696	808
Repurchase of common stock	(8,540)	(7,233)
Other	1,235	--

Net cash provided by (used in) financing activities	68,384	(32,878)

Effect of exchange rate changes on cash and cash equivalents	300	(77)

Net increase (decrease) in cash and cash equivalents	14,909	(4,359)
Cash and cash equivalents at beginning of period	28,466	25,316

Cash and cash equivalents at end of period	$43,375	$20,957

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$14,937	$12,307

Income taxes paid during the period	$1,258	$3,441

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

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Basic
Net income	$25,856	$33,094	$24,542	$33,990

Weighted average shares outstanding	27,380	28,461	27,613	28,519

Net income per basic share	$0.94	$1.16	$0.89	$1.19

Diluted
Net income	$25,856	$33,094	$24,542	$33,990

Weighted average shares outstanding	27,380	28,461	27,613	28,519

Potential common shares - treasury method	1,030	1,023	869	1,096

Weighted average shares and potential dilutive shares	28,410	29,484	28,482	29,615

Net income per diluted share	$0.91	$1.12	$0.86	$1.15

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table shows the options to purchase shares of Common Stock that were outstanding during the three and six months ended December 31, 2006 and 2005 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended		Six Months Ended

	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Number of shares	863,059	819,175	963,059	418,700

Range of exercise price	$18.45-23.40	$20.30-23.40	$18.16-23.40	$21.67-23.40

NOTE 3.    SHARE-BASED COMPENSATION

          At December 31, 2006, the Company had outstanding several share-based compensation plans. For the three and six months ended December 31, 2006, the compensation cost charged against income was $2.4 million and $4.4 million, respectively. For the three and six months ended December 31, 2005, the compensation cost charged against income was $2.6 million and $5.1 million, respectively. The tax benefit related to the compensation cost charged against income for the three and six months ended December 31, 2006 was approximately $0.6 million and $1.1 million, respectively. The tax benefit related to the compensation cost charged against income for the three and six months ended December 31, 2005 was approximately $0.8 million and $1.6 million, respectively.

          As of December 31, 2006, there were approximately $11.9 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's share-based compensation plans. Those costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock Options

          On November 15, 2006, the date of the Company's most recent annual meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the 2004 Non-Employee Director Plan. Pursuant to the 2004 Non-Employee Director Plan, stock options are granted on the Company's annual meeting date to directors who are re-elected to the Board of Directors at the annual meeting. The stock options are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $18.45 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $7.18 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

          On August 21, 2006, the Company's Board of Directors (the "Board") granted stock options to 26 managerial employees for 316,000 shares of Common Stock under the 2004 Stock Incentive Plan ("2004 Incentive Plan"). The stock options are due to vest in equal thirds over a three-year period on the dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $15.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $5.85 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

          The weighted-average grant date fair value of options granted during the six months ended December 31, 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Common Stock and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended
December 31, 2006

Expected dividend yield	0.00%
Expected price volatility	35.00%
Risk-free interest rate	4.87- 4.93%
Expected life of options in years	5

          A summary of stock option activity under the Company's share-based compensation plans for the six months ended December 31, 2006 is presented below:

Options	Common Stock Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at July 1, 2006	3,366,469	$15.10	5.6
New grants	346,000	$15.30
Exercised	(32,632)	$12.05
Forfeited or expired	(15,026)	$18.42

Outstanding at December 31, 2006	3,664,811	$15.13	5.6	$17,095,878

Exercisable at December 31, 2006	2,867,977	$13.96	5.6	$15,798,078

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying Common Stock exceeds the exercise price of the option.

          The total intrinsic value of stock options exercised during the six months ended December 31, 2006 and 2005, based upon the average market price during the period, was approximately $0.2 million and $0.6 million, respectively.

Restricted Common Stock

          On August 21, 2006, the Board granted 138,675 shares of performance-based restricted stock to 70 managerial employees and 142,125 shares of service-based restricted stock to 80 managerial employees. The performance-based restricted stock will vest in full on the date that is two business days after the Company's financial results for fiscal 2009 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on the dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009 are publicly announced, but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the three-year vesting period.

          A summary of the Company's restricted stock activity for the six months ended December 31, 2006, is presented below:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2006	774,175	$20.07
Granted	280,800	$15.00
Vested	(61,445)	$21.57
Forfeited	(5,962)	$21.25

Non-vested at December 31, 2006	987,568	$18.89

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For the three and six months ended December 31, 2006, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.2 million, respectively. For the three and six months ended December 31, 2005, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.3 million, respectively. The next purchase under the ESPP will be consummated on June 1, 2007.

NOTE 4.    NEW ACCOUNTING STANDARDS

Accounting for Uncertainty in Income Taxes

          In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," which requires a company to recognize, measure and disclose in its financial statements uncertain tax positions it has taken or expects to take in a tax return. FIN 48 will be effective for the Company on July 1, 2007. In anticipation of the adoption of FIN 48, the Company is in the process of assessing the impact of FIN 48 on its consolidated financial statements.

Fair Value Measurements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company on July 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial
Statements

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company during the fiscal year ending June 30, 2007 and permits a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	December 31, 2006	June 30, 2006

Raw materials and components	$50,921	$53,929
Work in progress	24,120	35,775
Finished goods	233,770	179,566

Total	$308,811	$269,270

NOTE 6.    SHORT-TERM DEBT

          The Company has a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which provides for borrowings on a revolving basis of up to $250 million with a $25 million sublimit for letters of credit (the "Credit Facility"). The Credit Facility expires in December 2010. Under the terms of the Credit Facility, the Company may increase the size of the Credit Facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions.

          On August 11, 2006, the Company amended the Credit Facility in connection with the acquisition of certain assets of Sovereign Sales, LLC ("Sovereign") to (i) increase the credit facility from $200 million to $300 million until December 31, 2006, following which the limit was set at $250 million, (ii) amend the definition of the borrowing base through December 31, 2006 to increase the borrowings on eligible inventory and provide for a temporary increase in borrowing availability of $25 million, and (iii) include the indebtedness issued and assumed pursuant to the June 2006 acquisition of certain assets of Riviera Concepts, Inc. ("Riviera") and the indebtedness issued pursuant to the August 2006 acquisition of certain assets of Sovereign under "permitted indebtedness" as defined in the Credit Facility.

          The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the Company's U.S. accounts receivable and inventory. Under the August 2006 amendment, the borrowing limit on eligible finished goods inventory prior to December 31, 2006 ranged from 80% to 90%. The Company's obligations under the Credit Facility rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the six months ended December 31, 2006. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1% to 1.75% and is 0% for prime rate loans. As of December 31, 2006, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. As a result of the August 2006 amendment, the interest rate charged on the first $25 million of borrowings was set at LIBOR plus 2.5% through November 30, 2006.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of December 31, 2006, the Company had $115 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $40 million in outstanding borrowings under the Credit Facility at June 30, 2006. As of December 31, 2006, the Company had approximately $225 million of eligible receivables and inventories available as collateral under the Credit Facility and remaining borrowing availability of approximately $105 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings over the next twelve months.

NOTE 7.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	December 31, 2006	June 30, 2006

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(2,306)	(2,425)
Riviera Term Note	3,376	3,376

Total debt	226,070	225,951
Less: Current portion of long-term debt	1,125	563

Total long-term debt	$224,945	$225,388

NOTE 8.    COMMITMENTS AND CONTINGENCIES

          At December 31, 2006, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $77.4 million through 2011, compared with $75.2 million through 2011 at June 30, 2006.

          In October 2005, the Company received a demand from a licensee of certain of the Company's patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. The Company believes that it has not breached the license agreement and that the licensee is obligated to continue to make royalty payments. The Company has filed a lawsuit against the licensee seeking recovery of its damages for breach of contract. The Company is not able to determine the ultimate outcome of this action or estimate the possible loss or range of loss relating to the licensee's claim.

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

          The Company is a party to a number of other legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that the Company's cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, financial position or results of operations.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of December 31, 2006, the Company had notional amounts of 40.3 million Euros and 17.6 million British pounds under foreign currency contracts that expire between January 31, 2007 and June 30, 2008 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At December 31, 2006, the unrealized loss, net of taxes, associated with these contracts of approximately $1.5 million, is included in accumulated other comprehensive income. The unrealized loss, net of taxes, generated during the three and six months ended December 31, 2006, was approximately $1.8 million and $1.2 million, respectively.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of December 31, 2006, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the three and six months ended December 31, 2006 was approximately $0.6 million and $0.5 million, respectively.

Acquisitions

          In June 2006, the Company acquired certain assets of Riviera, including inventory, accounts receivable and certain brand licenses. The net purchase price was approximately $14.2 million and has been preliminarily allocated as follows: $8.2 million for inventory, $1.8 million for accounts receivable, $0.8 million for prepaid, deferred and fixed assets, and $19.2 million for intangible assets, offset by liabilities of $15.8 million (including the assumption of a term note in the principal amount of approximately $3.4 million, a contingent performance liability of $8.6 million and other assumed liabilities). The contingent performance liability is payable subject to the satisfaction of certain sales targets over the three year period after the closing date and was recorded as a result of the negative goodwill resulting from this acquisition. The Company has not finalized its allocation of the purchase price among the assets acquired. In addition to the debt issued and liabilities assumed, the Company paid $11.5 million in cash at closing of the acquisition and held $2.7 million in escrow pending satisfaction of certain obligations, of which $1.6 million remained in escrow at December 31, 2006.

          In August 2006, the Company acquired the fragrance business of Sovereign, a distributor of prestige fragrances to mass retail customers in North America. The assets acquired included inventory and certain intangible assets. The purchase price consisted of (i) approximately $90.2 million in cash, comprised of $87.7 million paid in cash at closing and approximately $2.5 million in cash paid in five installments after the closing and (ii) $11.0 million in the form of contingent consideration that may be paid over two years from the date of closing if certain financial targets and other conditions are satisfied. The cash portion of the purchase price has been preliminarily allocated as follows: $67.2 million for inventory, $22.2 million for certain intangible assets, and $0.8 million of other assets. If the contingent consideration is paid, the Company will allocate that amount to intangible assets. The Company used the Credit Facility to fund the cash portion of the purchase price. The Company has not finalized its allocation of the purchase price among the net assets acquired.

Disposals of Property and Equipment

          On August 1, 2005, the Company sold its former corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida (the "Miami Lakes Facility"). The Company received approximately $9.9 million in net proceeds relating to the sale of the Miami Lakes Facility and associated equipment.

NOTE 9.     REPURCHASE OF COMMON STOCK

          On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40.0 million of Common Stock through March 31, 2007. On November 2, 2006, the Board authorized the repurchase of an additional $40.0 million of Common Stock under the terms of the Company's existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           As of December 31, 2006, the Company had repurchased 1,862,169 shares of Common Stock on the open market at a cost of $33.9 million, including sales commissions. For the six months ended December 31, 2006, the Company repurchased 524,042 shares of Common Stock at an average price of $16.30 per share on the open market at a cost of $8.5 million, including sales commissions. These repurchases are accounted for under the treasury method.

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of December 31, 2006 and as of June 30, 2006, and for the three and six month periods ended December 31, 2006 and 2005, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$14,084	$29,216	$75	$--	$43,375
Accounts receivable, net	147,989	115,384	--	--	263,373
Inventories	219,612	89,199	--	--	308,811
Intercompany receivable	97,201	143,379	288,377	(528,957)	--
Deferred income taxes	8,996	1,720	--	--	10,716
Prepaid expenses and other assets	11,432	11,249	24	21	22,726

Total current assets	499,314	390,147	288,476	(528,936)	649,001

Property and equipment, net	23,417	14,981	--	--	38,398

Other Assets:
Investment in subsidiaries	45,600	--	--	(45,600)	--
Exclusive brand licenses, trademarks and intangibles, net	53,103	8,768	156,972	--	218,843
Debt financing costs, net	6,312	--	--	--	6,312
Other assets	223,296	(232,726)	9,136	1,573	1,279

Total other assets	328,311	(223,958)	166,108	(44,027)	226,434

Total assets	$851,042	$181,170	$454,584	$(572,963)	$913,833

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$114,600	$--	--	$--	$114,600
Accounts payable -- trade	122,718	21,333	--	--	144,051
Intercompany payable	16,248	265,290	246,241	(527,779)	--
Other payables and accrued expenses	59,314	46,003	1,381	--	106,698
Current portion of long-term debt	1,125	--	--	--	1,125

Total current liabilities	314,005	332,626	247,622	(527,779)	366,474

Long-term debt, net	224,945	--	--	--	224,945
Deferred income taxes and other liabilities	12,623	4,025	5,881	416	22,945

Total liabilities	551,573	336,651	253,503	(527,363)	614,364

Shareholders' Equity
Common stock	302	--	--	--	302
Additional paid-in capital	258,010	(223,819)	222,582	1,237	258,010
Retained earnings (accumulated deficit)	72,883	65,689	(21,501)	(44,188)	72,883
Treasury Stock	(33,879)	--	--	--	(33,879)
Accumulated other comprehensive income	2,153	2,649	--	(2,649)	2,153

Total shareholders' equity	299,469	(155,481)	201,081	(45,600)	299,469

Total liabilities and shareholders' equity	$851,042	$181,170	$454,584	$(572,963)	$913,833

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$4,931	$23,529	$6	$--	$28,466
Accounts receivable, net	94,385	86,695	--	--	181,080
Inventories	183,972	85,298	--	--	269,270
Intercompany receivable	91,356	157,675	272,799	(521,830)	--
Deferred income taxes	14,792	679	--	--	15,471
Prepaid expenses and other assets	9,136	12,497	--	--	21,633

Total current assets	398,572	366,373	272,805	(521,830)	515,920

Property and equipment, net	21,373	13,308	--	--	34,681

Other Assets:
Investment in subsidiaries	23,173	--	--	(23,173)	--
Exclusive brand licenses, trademarks and intangibles, net	34,228	9,212	158,094	--	201,534
Debt financing costs, net	6,741	--	--	--	6,741
Other	223,352	(232,443)	9,136	982	1,027

Total other assets	287,494	(223,231)	167,230	(22,191)	209,302

Total assets	$707,439	$156,450	$440,035	$(544,021)	$759,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$40,000	$--	$--	$--	$40,000
Accounts payable -- trade	116,613	17,382	--	11	134,006
Intercompany payable	7,820	274,152	239,008	(520,980)	--
Other payables and accrued expenses	29,444	30,953	13	(1)	60,409
Current portion of long-term debt	563	--	--	--	563

Total current liabilities	194,440	322,487	239,021	(520,970)	234,978

Long-term debt	225,388	--	--	--	225,388
Deferred income taxes and other liabilities	9,764	5,058	6,746	122	21,690

Total liabilities	429,592	327,545	245,767	(520,848)	482,056

Shareholders' Equity
Common stock	299	--	--	--	299
Additional paid-in capital	252,565	(223,543)	222,570	973	252,565
Retained earnings (accumulated deficit)	48,341	49,972	(28,302)	(21,670)	48,341
Treasury stock	(25,339)	--	--	--	(25,339)
Accumulated other comprehensive income	1,981	2,476	--	(2,476)	1,981

Total shareholders' equity	277,847	(171,095)	194,268	(23,173)	277,847

Total liabilities and shareholders' equity	$707,439	$156,450	$440,035	$(544,021)	$759,903

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$281,210	$129,561	$5,502	$(5,502)	$410,771
Cost of sales	192,736	60,081	--	--	252,817

Gross profit	88,474	69,480	5,502	(5,502)	157,954

Selling, general and administrative costs	66,047	48,099	(322)	(5,502)	108,322
Depreciation and amortization	4,013	1,609	728	--	6,350

Income from operations	18,414	19,772	5,096	--	43,282
Other expense (income):
Interest expense (income)	8,526	415	(412)	--	8,529
Other	(20,930)	671	3,300	16,959	--

Income before income taxes	30,818	18,686	2,208	(16,959)	34,753
Provision for income taxes	4,962	2,712	1,223	--	8,897

Net income	$25,856	$15,974	$985	$(16,959)	$25,856

Statement of Operations	Six Months Ended December 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$446,434	$219,145	$9,223	$(9,223)	$665,579
Cost of sales	302,931	105,468	--	--	408,399

Gross profit	143,503	113,677	9,223	(9,223)	257,180

Selling, general and administrative costs	115,018	90,446	(635)	(9,223)	195,606
Depreciation and amortization	7,776	3,475	1,447	--	12,698

Income from operations	20,709	19,756	8,411	--	48,876
Other expense (income):
Interest expense (income)	15,893	821	(825)	--	15,889
Other	(23,374)	671	3,300	19,403	--

Income before income taxes	28,190	18,264	5,936	(19,403)	32,987
Provision for income taxes	3,649	2,649	2,147	--	8,445

Net income	$24,541	$15,615	$3,789	$(19,403)	$24,542

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$231,930	$113,963	$4,913	$(4,913)	$345,893
Cost of sales	147,277	52,856	--	--	200,133

Gross profit	84,653	61,107	4,913	(4,913)	145,760

Selling, general and administrative costs	50,825	40,364	(171)	(4,913)	86,105
Depreciation and amortization	2,911	1,753	712	--	5,376

Income from operations	30,917	18,990	4,372	--	54,279
Other expense (income):
Interest expense (income)	6,665	426	(429)	--	6,662
Other	(19,476)	135	2,352	16,989	--

Income before income taxes	43,728	18,429	2,449	(16,989)	47,617
Provision for income taxes	10,634	3,004	885	--	14,523

Net income	$33,094	$15,425	$1,564	$(16,989)	$33,094

Statement of Operations	Six Months Ended December 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$378,984	$194,287	$8,402	$(8,402)	$573,271
Cost of sales	244,708	93,737	--	--	338,445

Gross profit	134,276	100,550	8,402	(8,402)	234,826

Selling, general and administrative costs	93,971	77,523	(597)	(8,402)	162,495
Depreciation and amortization	5,893	3,333	1,423	--	10,649

Income from operations	34,412	19,694	7,576	--	61,682
Other expense (income):
Interest expense (income)	12,790	871	(885)	--	12,776
Other	(22,679)	295	3,717	18,667	--

Income before income taxes	44,301	18,528	4,744	(18,667)	48,906
Provision for income taxes	10,311	2,890	1,715	--	14,916

Net income	$33,990	$15,638	$3,029	$(18,667)	$33,990

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Six Months Ended December 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by operating activities	$35,633	$4,958	$8,403	$(1,058)	$47,936

Investing activities:
Additions to property and equipment	(5,647)	(4,705)	--	--	(10,352)
Acquisitions	(91,359)	--	--	--	(91,359)

Net cash used in investing activities	(97,006)	(4,705)	--	--	(101,711)

Financing activities:
Proceeds from short-term debt	74,600	--	--	--	74,600
Proceeds from the exercise of stock options	393	--	--	--	393
Proceeds from issuance of common stock under the employee stock purchase plan	696	--	--	--	696
Repurchase of common stock	(8,540)	--	--	--	(8,540)
Other	1,235				1,235
Net change in intercompany obligations	1,842	5,434	(8,334)	1,058	--

Net cash provided by (used in) financing activities	70,226	5,434	(8,334)	1,058	68,384

Effect of exchange rate changes on cash and cash equivalents	300	--	--	--	300
Net increase in cash and cash equivalents	9,153	5,687	69	--	14,909
Cash and cash equivalents at beginning of period	4,931	23,529	6	--	28,466

Cash and cash equivalents at end of period	$14,084	$29,216	$75	$--	$43,375

Statement of Cash Flows	Six Months Ended December 31, 2005

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$36,843	$(10,845)	$7,374	$(2,233)	$31,139

Investing activities:
Additions to property and equipment	(6,961)	(3,944)	--	--	(10,905)
Proceeds from disposals of property and equipment	9,945	--	--	--	9,945
Acquisition	--	(1,583)	--	--	(1,583)

Net cash provided by (used in) investing activities	2,984	(5,527)	--	--	(2,543)

Financing activities:
Payments on short-term debt	(27,226)	--	--	--	(27,226)
Proceeds from the exercise of stock options	773	--	--	--	773
Proceeds from issuance of common stock under the employee stock purchase plan	808	--	--	--	808
Repurchase of common stock	(7,233)	--	--	--	(7,233)
Net change in intercompany obligations	(12,552)	17,650	(7,331)	2,233	--

Net cash (used in) provided by financing activities	(45,430)	17,650	(7,331)	2,233	(32,878)

Effect of exchange rate changes on cash and cash equivalents	(77)	--	--	--	(77)
Net (decrease) increase in cash and cash equivalents	(5,680)	1,278	43	--	(4,359)
Cash and cash equivalents at beginning of period	6,410	18,863	43	--	25,316

Cash and cash equivalents at end of period	$730	$20,141	$86	$--	$20,957

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

          In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this quarterly report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "believes," and "projects") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations:

*	our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers;
*	international and domestic economic and business changes that could impact consumer confidence or our customers' operations;
*	the impact of competitive products and pricing;
*	risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, and political instability in certain regions of the world;
*	unexpected factors affecting customer or consumer preferences and/or purchasing patterns;
*	the quality, safety and efficacy of our products;
*	our ability to successfully launch new products and implement our growth strategy;
*	the success or changes in the timing or scope of advertising and merchandising programs;
*	our ability to successfully and cost-effectively integrate acquired businesses or new brands;
*	our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and the indenture for our 7 3/4% senior subordinated notes;
*	our customers' financial condition;
*	our ability to access capital for acquisitions;
*	changes in product mix to less profitable products;
*	the retention and availability of key personnel;
*	the assumptions underlying our critical accounting estimates;
*

delays in shipments, inventory shortages and higher costs of production due to interruption of operations at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for our supply of certain products;

*	the loss of or disruption in our distribution facilities;
*	changes in the retail, fragrance and cosmetic industries, including the consolidation of retailers and the associated closing of retail doors as well as retailer inventory control practices;
*	our ability to protect our intellectual property rights;
*	changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards; and
*	other unanticipated risks and uncertainties.

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

          In June 2006, we acquired certain assets of Riviera Concepts, Inc., including licenses for the fragrance brands Badgley Mischka, Alfred Sung, HUMMER™, Nanette Lepore, Lulu Guinness and Bob Mackie. In August 2006, we acquired the fragrance business of Sovereign Sales, LLC, a distributor of fragrance brands to mass market retailers in North America.

Overview

          For the three and six months ended December 31, 2006, net sales increased 18.8% and 16.1%, respectively. Excluding the impact of foreign currency translation, net sales increased 17.3% and 15.0%, respectively. The increase for the three and six months ended December 31, 2006 was driven mainly by higher sales of fragrances due to the Sovereign acquisition and sales from new brands, including the with Love...Hilary Duff fragrance and the brands acquired from Riviera. Also contributing to the increase were higher sales of Elizabeth Arden branded skin care and color products, primarily in international markets. The increase in fragrance sales was partially offset by the loss of distributed brands previously manufactured by Unilever Cosmetics and lower sales of the Britney Spears fragrances in U.S. department stores due to the absence of a major product launch for the holiday season. For the three and six months ended December 31, 2006, selling, general and administrative expenses increased 25.8% and 20.4%, respectively, compared to the prior year period principally due to higher promotional and product development costs related to new fragrance launches, higher compensation costs that were primarily incentive related, transition costs related to the recent acquisitions, and the unfavorable effect of foreign exchange rates. Selling, general and administrative expenses were also affected by restructuring costs, primarily in our European operations.

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

          Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that require more judgment is determining the fair value and useful lives of intangible assets. To assist in this process, we often obtain appraisals from independent valuation firms for certain intangible assets.

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

          We have determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. In the quarter ended March 31, 2006, we performed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analyses and assessments of these assets indicated that no impairment adjustment was required.

          We have not finalized the allocation of the purchase price among the net assets acquired as part of the recent acquisitions involving Sovereign and Riviera.

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

          Share-Based Compensation.    All share-based payments to employees, including the grants of employee stock options, are recognized in the financial statements based on their fair values. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Results of Operations

          The following discussion compares the historical results of operations for the three and six months ended December 31, 2006 and December 31, 2005. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands, percentages may not add due to rounding):

[Remainder of Page Intentionally Left Blank]

	Three Months Ended				Six Months Ended

	December 31, 2006		December 31, 2005		December 31, 2006		December 31, 2005

Net sales	$410,771	100.0%	$345,893	100.0%	$665,579	100.0%	$573,271	100.0%
Cost of sales	252,817	61.5	200,133	57.9	408,399	61.4	338,445	59.0
Gross profit	157,954	38.5	145,760	42.1	257,180	38.6	234,826	41.0
Selling, general and administrative expenses	108,322	26.4	86,105	24.9	195,606	29.4	162,495	28.3
Depreciation and amortization	6,350	1.5	5,376	1.6	12,698	1.9	10,649	1.9
Income from operations	43,282	10.5	54,279	15.7	48,876	7.3	61,682	10.8
Interest expense, net	8,529	2.1	6,662	1.9	15,889	2.4	12,776	2.2
Income before income taxes	34,753	8.5	47,617	13.8	32,987	5.0	48,906	8.5
Provision for income taxes	8,897	2.2	14,523	4.2	8,445	1.3	14,916	2.6
Net income	25,856	6.3	33,094	9.6	24,542	3.7	33,990	5.9

Other data
EBITDA and EBITDA margin (1)	$49,632	12.1%	$59,655	17.2%	$61,575	9.3%	$72,331	12.6%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

          Net Sales.    Net sales increased 18.8% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Excluding the impact of foreign currency translation, net sales increased 17.3%. The increase is due to approximately $51 million of higher sales of distributed fragrances, primarily due to the Sovereign acquisition, net of the loss of distributed brands previously manufactured by Unilever Cosmetics. Also contributing to the increase was an increase of approximately $17 million in net sales from new brands, including the with Love...Hilary Duff fragrance and the brands acquired as part of the Riviera acquisition, and an increase of approximately $12 million from higher sales of Elizabeth Arden branded skin care and color products, primarily in international markets. Partially offsetting these increases is approximately $6 million of lower sales of the Britney Spears fragrances in U.S. department stores due to the absence of a major product launch for the holiday season. Pricing changes had an immaterial effect on net sales.

          Gross Profit.    Gross profit increased by 8.4% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase in gross profit was primarily due to the higher sales volumes. Gross margin decreased to 38.5% for the three months ended December 31, 2006, from 42.1% for the three months ended December 31, 2005 due to (i) a higher proportion of our net sales coming from distributed fragrances, which traditionally operate at lower gross margins than our owned and licensed fragrance brands, as a result of the Sovereign acquisition, and (ii) transition costs associated with the Riviera and Sovereign acquisitions.

          SG&A.    Selling, general and administrative expenses increased 25.8% for the three months ended December 31, 2006 over the three months ended December 31, 2005. The increase was principally due to higher promotional and product development costs of $10.0 million mainly related to new fragrance launches, employee compensation costs that were primarily incentive related of $8.3 million, and the unfavorable effect of foreign exchange rates of $0.9 million. Also contributing to the increase were transition costs associated with the Riviera and Sovereign acquisitions.

          Depreciation and Amortization.    Depreciation and amortization increased by 18.1% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase is primarily a result of the amortization of intangible assets associated with the Riviera and Sovereign acquisitions and higher depreciation costs due to the higher level of capital additions during the fiscal year ended June 30, 2006 as compared to the previous year.

          Interest Expense.    Interest expense, net of interest income, increased by 28.0% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase is a result of higher average borrowings under our credit facility primarily due to the approximately $88.0 million of cash paid at closing for the Sovereign acquisition in August 2006.

          Provision for Income Taxes.    A provision for income taxes of approximately $8.9 million was recorded for the three months ended December 31, 2006, compared to approximately $14.5 million for the three months ended December 31, 2005 due to lower income from operations, higher interest expense and a lower effective tax rate. The effective tax rate for the three months ended December 31, 2006 and 2005 was 25.6% and 30.5%, respectively, reflecting anticipated increased earnings contributions from our international affiliates in the current year as compared to what we were expecting at December 31, 2005. Our international affiliates generally have lower tax rates than our U.S. operations.

          Net Income.    Net income for the three months ended December 31, 2006 was $25.9 million as compared to $33.1 million for the three months ended December 31, 2005. The decrease was primarily a result of lower income from operations due to the higher selling, general and administrative expenses, partially offset by higher net sales, gross profit and a decrease in the provision for income taxes.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $10.0 million to $49.6 million for the three months ended December 31, 2006, compared to $59.6 million for the three months ended December 31, 2005. The decrease in EBITDA was primarily the result of higher selling, general and administrative expenses, partially offset by higher net sales and gross profit.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2006	December 31, 2005

Net income	$25,856	$33,094
Plus:
Provision for income taxes	8,897	14,523
Interest expense, net	8,529	6,662
Depreciation and amortization	6,350	5,376

EBITDA	$49,632	$59,655

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

          Net Sales.    Net sales increased 16.1% for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. Excluding the impact of foreign currency translation, net sales increased 15.0%. The increase is due to approximately $68 million of higher sales of distributed fragrances, primarily due to the Sovereign acquisition, net of the loss of distributed brands previously manufactured by Unilever Cosmetics. Also contributing to the increase was an increase of approximately $39 million in net sales from new brands, including the with Love...Hilary Duff fragrance and the brands acquired as part of the Riviera acquisition, and an increase of approximately $24 million in higher sales of Elizabeth Arden branded skin care and color products, primarily in international markets. Partially offsetting these increases is approximately $13 million of lower sales of the Britney Spears fragrances in U.S. department stores due to the absence of a major product launch for the holiday season. Pricing changes had an immaterial effect on net sales.

          Gross Profit.    Gross profit increased by 9.5% for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. The increase in gross profit was primarily due to the higher sales volumes. Gross margin decreased to 38.6% for the six months ended December 31, 2006, from 41.0% for the six months ended December 31, 2005 due to (i) a higher proportion of our net sales coming from distributed fragrances, which traditionally operate at lower gross margins than our owned and licensed fragrance brands, as a result of the Sovereign acquisition, and (ii) transition costs associated with the Riviera and Sovereign acquisitions.

          SG&A.    Selling, general and administrative expenses increased 20.4% for the six months ended December 31, 2006 over the six months ended December 31, 2005. The increase was principally due to higher promotional and product development costs of $12.0 million mainly related to new fragrance launches, employee compensation costs that were primarily incentive related of $10.9 million, and the unfavorable effect of foreign exchange rates of $2.2 million. Also contributing to the increase were costs of $1.7 million in connection with our restructuring plans announced in May 2006, primarily in our European operations, and transition costs associated with the Riviera and Sovereign acquisitions.

          Depreciation and Amortization.    Depreciation and amortization increased by 19.2% for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. The increase is primarily a result of the amortization of intangible assets associated with the Riviera and Sovereign acquisitions and higher depreciation costs due to the higher level of capital additions during the fiscal year ended June 30, 2006 as compared to the previous years.

          Interest Expense.  Interest expense, net of interest income, increased by 24.4% for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. The increase is a result of higher average borrowings under our credit facility primarily due to the approximately $88.0 million of cash paid at closing for the Sovereign acquisition in August 2006.

          Provision for Income Taxes.    A provision for income taxes of approximately $8.4 million was recorded for the six months ended December 31, 2006, compared to approximately $14.9 million for the six months ended December 31, 2005 due to lower income from operations, higher interest expense and a lower effective tax rate. The effective tax rate for the six months ended December 31, 2006 and 2005 was 25.6% and 30.5%, respectively, reflecting anticipated increased earnings contributions from our international affiliates in the current year as compared to what we were expecting at December 31, 2005. Our international affiliates generally have lower tax rates than our U.S. operations.

          Net Income.    Net income for the six months ended December 31, 2006 was $24.5 million as compared to $34.0 million for the six months ended December 31, 2005. The decrease was primarily a result of lower income from operations due to the higher selling, general and administrative expenses and depreciation and amortization expenses and higher interest costs, partially offset by higher net sales, gross profit and a decrease in the provision for income taxes.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $10.7 million to $61.6 million for the six months ended December 31, 2006, compared to $72.3 million for the six months ended December 31, 2005. The decrease in EBITDA was primarily the result of higher selling, general and administrative expenses, partially offset by higher net sales and gross profit.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2006	December 31, 2005

Net income	$24,542	$33,990
Plus:
Provision for income taxes	8,445	14,916
Interest expense, net	15,889	12,776
Depreciation and amortization	12,698	10,649

EBITDA	$61,574	$72,331

Financial Condition

(Amounts in thousands)	Six Months Ended

	December 31, 2006	December 31, 2005

Net cash provided by operating activities	$47,936	$31,139
Net cash used in investing activities	(101,711)	(2,543)
Net cash provided by (used in) financing activities	68,384	(32,878)
Net increase (decrease) in cash and cash equivalents	14,909	(4,359)

          Cash Flows.    Net cash provided by operating activities increased by approximately $16.8 million or 54.0% for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005. The increase for the six months ended December 31, 2006 is primarily due to increases totaling approximately $57.4 million in accounts payable and other payables and accrued expenses as a result of the timing of payments to vendors and increased accounts payable and accruals reflecting increased sales volume resulting from the Sovereign and Riviera acquisitions, and higher incentive compensation accruals. This increase was partially offset by additional working capital to support the increased sales volume, including approximately $19.2 million of increased inventory and approximately $10.5 million of increased accounts receivable, and approximately $9.4 million of lower net income.

          For the six months ended December 31, 2006, net cash used in investing activities was approximately $101.7 million, as compared to approximately $2.5 million for the six months ended December 31, 2005. The increase in net cash used in investing activities is primarily a result of approximately $87.7 million in cash paid at closing and $2.4 million in cash paid in installments in connection with the Sovereign acquisition. Additionally, we realized approximately $9.9 million of cash proceeds from the sale of our Miami Lakes facility in the prior year period.

          For the six months ended December 31, 2006, net cash provided by financing activities was approximately $68.4 million, as compared to approximately $32.9 million of net cash used in financing activities for the six months ended December 31, 2005. The increase in borrowings under our credit facility is primarily due to borrowings used to fund a portion of the purchase price for the Sovereign acquisition in August 2006 and the Riviera acquisition in June 2006. See Note 8 to Notes to Unaudited Consolidated Financial Statements.

          Interest paid during the six months ended December 31, 2006 included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014, which is paid semi-annually on February 15 and August 15 of each year, and $6.2 million of interest paid on the borrowings under our credit facility. Interest paid during the six months ended December 31, 2005 included $8.6 million of interest payments on the 7 3/4% senior subordinated notes and $3.2 million paid on the borrowings under our credit facility.

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

          We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which provides for borrowings on a revolving basis of up to $250 million with a $25 million sublimit for letters of credit. The credit facility expires in December 2010. Under the terms of the credit facility, we may increase the size of the credit facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions.

          On August 11, 2006, we amended the credit facility in connection with the acquisition of certain assets of Sovereign to (i) increase the credit facility from $200 million to $300 million until December 31, 2006, following which the limit was set at $250 million, (ii) amend the definition of the borrowing base through December 31, 2006 to increase the borrowings on eligible inventory and provide for a temporary increase in borrowing availability of $25 million, and (iii) include the indebtedness issued and assumed pursuant to the June 2006 acquisition of certain assets of Riviera and the indebtedness issued pursuant to the August 2006 acquisition of certain assets of Sovereign under "permitted indebtedness" as defined in the credit facility.

          The credit facility is guaranteed by all of our U.S. subsidiaries. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 75% (65% December 1 through May 31) of eligible finished goods inventory and are collateralized by a first priority lien on all of the our U.S. accounts receivable and inventory. Under the August 2006 amendment, the borrowing limit on eligible finished goods inventory prior to December 31, 2006 ranged from 80% to 90%. Our obligations under the credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the six months ended December 31, 2006. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of December 31, 2006, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. As a result of the August 2006 amendment, the interest rate charged on the first $25 million of borrowings was LIBOR plus 2.5% through November 30, 2006.

          As of December 31, 2006, we had $115 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the credit facility, approximately $225 million of eligible receivables and inventories available as collateral under the credit facility, and remaining borrowing availability of approximately $105 million. We used approximately $88 million of borrowings under our credit facility to pay a majority of the purchase price for the acquisition of certain assets of Sovereign in August 2006.

          We believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or new product launches or distribution arrangements.

          Repurchases of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40.0 million of our common stock through March 31, 2007. On November 2, 2006, our board of directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of December 31, 2006, we have repurchased 1,862,169 shares of common stock on the open market at a cost of approximately $33.9 million, including sales commissions. For the six months ended December 31, 2006, we repurchased 524,042 shares of common stock at an average price of $16.30 per share on the open market at a cost of approximately $8.5 million, including sales commissions. These repurchases are accounted for under the treasury method.

          Contractual Obligations.    At December 31, 2006, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $77.4 million through 2011, compared with $75.2 million through 2011 at June 30, 2006.

New Accounting Standards

Accounting for Uncertainty in Income Taxes

          In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," which requires a company to recognize, measure, and disclose in its financial statements uncertain tax positions it has taken or expects to take in a tax return. This interpretation will be effective for us beginning on July 1, 2007. In anticipation of the adoption of this interpretation, we are in the process of assessing the impact of this interpretation on our consolidated financial statements.

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 will be effective for us on July 1, 2008. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective for us during the fiscal year ending June 30, 2007 and permits a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108.  We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of December 31, 2006, we had $115.0 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our credit facility during the quarter ended December 31, 2006, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three and six months ended December 31, 2006, would have increased or decreased by approximately $1.1 and $1.9 million, respectively. See Note 6 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three and six months ended December 31, 2006, we derived approximately 32.0% and 33.0%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a U.S. third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" in our consolidated balance sheets.

          As of December 31, 2006, we had notional amounts of 40.3 million Euros and 17.6 million British pounds under foreign currency contracts that expire between January 31, 2007 and June 30, 2008 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At December 31, 2006, the unrealized loss, net of taxes associated with these contracts of approximately $1.5 million, is included in accumulated other comprehensive income. The unrealized loss, net of taxes, generated during the three and six months ended December 31, 2006, was approximately $1.8 million and $1.2 million, respectively.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of December 31, 2006, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the three and six months ended December 31, 2006, was approximately $0.6 million and $0.4 million, respectively.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended December 31, 2006.

Issuer Purchases of Equity Securities (1)(3)

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2006 through October 31, 2006	135,670	$17.13	2,323,757	$6,321,381

November 1, 2006 through November 30, 2006	11,066	$18.15	200,810	$46,120,572	(3)

December 1, 2006 through December 31, 2006	--	$--	--	$46,120,572

Totals	146,736	$17.20	2,524,567	$46,120,572

(1)   On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through March 31, 2007. The stock repurchase program was announced on November 3, 2005. All shares repurchased during the quarter ended December 31, 2006 were purchased on the open market.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program.

(3)   On November 2, 2006, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. The extension of the stock repurchase program was announced on November 3, 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on November 15, 2006, in Miramar, Florida.

(b)	The following directors were elected at the Annual Meeting:

E. Scott Beattie
Fred Berens
Maura J. Clark
Richard C. W. Mauran
William M. Tatham
J. W. Nevil Thomas
Paul West

(c)	The shareholders voted at the Annual Meeting on the following matters:

1.	The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:
	Votes Cast

	For	Withheld

E. Scott Beattie	23,745,622	2,330,776
Fred Berens	23,750,575	2,325,823
Maura J. Clark	26,015,658	60,740
Richard C.W. Mauran	22,916,984	3,159,414
William M. Tatham	26,014,003	62,395
J. W. Nevil Thomas	23,748,575	2,327,823
Paul West	23,750,850	2,325,548
2.	The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending June 30, 2007, was as follows:

Votes Cast

		Broker
For	Against	Non-Votes	Abstentions

25,910,002	150,847	--	15,548

ITEM 6.    EXHIBITS

Exhibit Number	Description

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

4.5

Third Amendment to Second Amended and Restated Credit Agreement dated as of December 31, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

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

Exhibit Number	Description

10.1	Amended 2004 Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

10.2

Amended 2004 Non-Employee Director Stock Option Plan. (incorporated by reference to Exhibit 10.2 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

10.3	Amended 2000 Stock Incentive Plan. (incorporated by reference to Exhibit 10.3 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

10.4	Amended 1995 Stock Option Plan. (incorporated by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

10.5	Amended 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.6

Amended Non-Employee Director Stock Option Plan. (incorporated by reference to Exhibit 10.6 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

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

10.17

Form of Restricted Stock Agreement for restricted stock awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: February 5, 2007	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2007	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.