Form 10-Q
period 2007-03-31
ELIZABETH ARDEN INC
filed 2007-05-10
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2007

Common Stock, $.01 par value	28,522,245

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	As of

	March 31, 2007	June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$37,761	$28,466
Accounts receivable, net	213,484	181,080
Inventories	327,184	269,270
Deferred income taxes	11,745	15,471
Prepaid expenses and other assets	23,836	21,633

Total current assets	614,010	515,920

Property and Equipment, net	38,662	34,681

Other Assets
Exclusive brand licenses, trademarks and intangibles, net	219,084	201,534
Debt financing costs, net	6,042	6,741
Other assets	768	1,027

Total other assets	225,894	209,302

Total assets	$878,566	$759,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$114,840	$40,000
Accounts payable -- trade	126,565	134,006
Other payables and accrued expenses	80,748	60,409
Current portion of long-term debt	1,125	563

Total current liabilities	323,278	234,978

Long-term Liabilities
Long-term debt, net	224,468	225,388
Deferred income taxes and other liabilities	23,957	21,690

Total long-term liabilities	248,425	247,078

Total liabilities	571,703	482,056

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 30,340,944 issued and 28,478,775 outstanding, and 29,869,458 issued and 28,531,331 outstanding, respectively	304	299
Additional paid-in capital	261,756	252,565
Retained earnings	76,040	48,341
Treasury stock (1,862,169 and 1,338,127 shares at cost, respectively)	(33,879)	(25,339)
Accumulated other comprehensive income	2,642	1,981

Total shareholders' equity	306,863	277,847

Total liabilities and shareholders' equity	$878,566	$759,903

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Net sales	$219,223	$191,344	$884,802	$764,615
Cost of sales (excludes depreciation of $1,268, $641, $2,979 and $1,822 respectively, included below)	120,744	105,094	529,143	443,539

Gross profit	98,479	86,250	355,659	321,076

Operating expenses:
Selling, general and administrative	82,090	75,929	277,696	238,424
Depreciation and amortization	6,042	5,438	18,740	16,087

Total operating expenses	88,132	81,367	296,436	254,511

Income from operations	10,347	4,883	59,223	66,565

Other expenses:
Interest expense, net	6,552	5,344	22,441	18,120
Debt extinguishment charge	--	758	--	758

Other expense, net	6,552	6,102	22,441	18,878

Income (loss) before income taxes	3,795	(1,219)	36,782	47,687
Provision for (benefit from) income taxes	638	(1,921)	9,083	12,995

Net income	$3,157	$702	$27,699	$34,692

Net income per common share:
Basic	$0.11	$0.02	$1.00	$1.22

Diluted	$0.11	$0.02	$0.97	$1.17

Weighted average number of common shares:
Basic	27,455	28,412	27,566	28,487

Diluted	28,754	29,636	28,581	29,633

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance at June 30, 2006	29,869	$299	$252,565	$48,341	(1,338)	$(25,339)	$1,981	$277,847

Issuance of common stock upon exercise of stock options	175	2	2,082					2,084

Issuance of common stock under the employee stock purchase plan	45	--	696					696

Issuance of restricted stock, net of forfeitures	252	3	(3)					--

Amortization of share-based awards			6,416					6,416

Repurchase of common stock					(524)	(8,540)		(8,540)

Comprehensive income:
Net income				27,699				27,699

Foreign currency translation adjustments							1,132	1,132

Disclosure of reclassification amount, net of taxes (8% tax rate):
Unrealized hedging loss arising during the period							(1,811)	(1,811)
Less: reclassification adjustment for hedging losses included in net income							1,340	1,340

Net unrealized cash flow hedging loss							(471)	(471)

Total comprehensive income				27,699			661	28,360

Balance at March 31, 2007	30,341	$304	$261,756	$76,040	(1,862)	$(33,879)	$2,642	$306,863

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2007	March 31, 2006

Operating Activities:
Net income	$27,699	$34,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,740	16,087
Amortization of senior note offering costs	992	891
Amortization of share-based awards	6,416	7,926
Cumulative effect of a change in accounting for share-based payments	--	139
Deferred income taxes	5,170	10,016
Debt extinguishment charge	--	758
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(32,650)	(37,988)
Decrease in inventories	10,176	35,344
Increase in prepaid expenses and other assets	(2,791)	(4,810)
Decrease in accounts payable	(7,441)	(9,336)
Increase (decrease) in other payables, accrued expenses and other liabilities	18,667	(12,732)
Other	859	216

Net cash provided by operating activities	45,837	41,203

Investing Activities:
Additions to property and equipment	(13,870)	(14,257)
Proceeds from disposals of property and equipment	--	9,945
Acquisitions	(91,487)	(3,583)

Net cash used in investing activities	(105,357)	(7,895)

Financing Activities:
Proceeds from (payments on) short-term debt	74,840	(17,404)
Payments on long-term debt	(538)	(9,320)
Proceeds from the exercise of stock options	2,084	2,579
Proceeds from issuance of common stock under the employee stock purchase plan	696	808
Repurchase of common stock	(8,540)	(8,059)

Net cash provided by (used in) financing activities	68,542	(31,396)

Effect of exchange rate changes on cash and cash equivalents	273	81

Net increase in cash and cash equivalents	9,295	1,993
Cash and cash equivalents at beginning of period	28,466	25,316

Cash and cash equivalents at end of period	$37,761	$27,309

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$25,869	$24,828

Income taxes paid during the period	$1,479	$4,779

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Basic
Net income	$3,157	$702	$27,699	$34,692

Weighted average shares outstanding	27,455	28,412	27,566	28,487

Net income per basic share	$0.11	$0.02	$1.00	$1.22

Diluted
Net income	$3,157	$702	$27,699	$34,692

Weighted average shares outstanding	27,455	28,412	27,566	28,487

Potential common shares - treasury method	1,299	1,224	1,015	1,146

Weighted average shares and potential dilutive shares	28,754	29,636	28,581	29,633

Net income per diluted share	$0.11	$0.02	$0.97	$1.17

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table shows the options to purchase shares of Common Stock that were outstanding during the three and nine months ended March 31, 2007 and 2006 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended		Nine Months Ended

	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Number of shares	729,959	416,200	847,959	416,200

Range of exercise price	$20.75-23.40	$23.40	$18.35-23.40	$23.40

NOTE 3.    SHARE-BASED COMPENSATION

          At March 31, 2007, the Company had outstanding several share-based compensation plans. For the three and nine months ended March 31, 2007, the compensation cost charged against income was $2.1 million and $6.4 million, respectively. For the three and nine months ended March 31, 2006, the compensation cost charged against income was $2.8 million and $7.9 million, respectively. The tax benefit related to the compensation cost charged against income for the three and nine months ended March 31, 2007 was approximately $0.5 million and $1.6 million, respectively. The tax benefit related to the compensation cost charged against income for the three and nine months ended March 31, 2006 was approximately $0.8 million and $2.2 million, respectively.

          As of March 31, 2007, there were approximately $9.6 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's share-based compensation plans. Those costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock Options

         On January 31, 2007, the Company's Board of Directors (the "Board") granted stock options for an aggregate of 6,000 shares of Common Stock to an employee director under the 2004 Stock Incentive Plan (the "2004 Incentive Plan"). The stock options are exercisable three years from the date of grant if the director continues to serve as a director until that date. The exercise price of the stock options is $18.90 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $7.39 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

          On November 15, 2006, the date of the Company's most recent annual meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the 2004 Non-Employee Director Stock Option Plan (the "2004 Non-Employee Director Plan"). Pursuant to the 2004 Non-Employee Director Plan, stock options are granted on the Company's annual meeting date to directors who are re-elected to the Board of Directors at the annual meeting. The stock options are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $18.45 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $7.18 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

          On August 21, 2006, the Board granted stock options to 26 managerial employees for 316,000 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on the dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $15.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $5.85 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The weighted-average grant date fair value of options granted during the nine months ended March 31, 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Common Stock and other factors.  The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Nine Months Ended
March 31, 2007

Expected dividend yield	0.00%
Expected price volatility	35.00%
Risk-free interest rate	4.87-4.93%
Expected life of options in years	5

           A summary of stock option activity under the Company's share-based compensation plans for the nine months ended March 31, 2007 is presented below:

Options	Common Stock Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at July 1, 2006	3,366,469	$15.10	5.6
New grants	352,000	$15.36
Exercised	(175,143)	$11.90
Forfeited or expired	(57,159)	$16.64

Outstanding at March 31, 2007	3,486,167	$15.23	5.3	$23,592,275

Exercisable at March 31, 2007	2,816,454	$14.34	3.9	$21,179,005

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying Common Stock exceeds the exercise price of the option.

          The total intrinsic value of stock options exercised during the nine months ended March 31, 2007 and 2006, based upon the average market price during the period, was approximately $1.6 million and $1.4 million, respectively.

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

          A summary of the Company's restricted stock activity for the nine months ended March 31, 2007, is presented below:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Non-vested at July 1, 2006	774,175	$20.07
Granted	280,800	$15.00
Vested	(61,445)	$21.57
Forfeited	(29,735)	$18.44

Non-vested at March 31, 2007	963,795	$18.91

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For the three and nine months ended March 31, 2007, the Company recorded costs associated with the ESPP of approximately $0.2 million and $0.4 million, respectively. For the three and nine months ended March 31, 2006, the Company recorded costs associated with the ESPP of approximately $0.2 million and $0.4 million, respectively. The next purchase under the ESPP will be consummated on June 1, 2007.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2007	June 30, 2006

Raw materials and components	$53,727	$53,929
Work in progress	23,225	35,775
Finished goods	250,232	179,566

Total	$327,184	$269,270

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

          On August 11, 2006, the Company amended the Credit Facility in connection with the acquisition of certain assets of Sovereign Sales, LLC, a distributor of prestige fragrances to mass retail customers in North America ("Sovereign"), to (i) increase the credit facility from $200 million to $300 million until December 31, 2006, following which the limit was set at $250 million, (ii) amend the definition of the borrowing base through December 31, 2006 to increase the borrowings on eligible inventory and provide for a temporary increase in borrowing availability of $25 million, and (iii) include the indebtedness issued and assumed pursuant to the June 2006 acquisition of certain assets of Riviera Concepts, Inc. ("Riviera") and the indebtedness issued pursuant to the August 2006 acquisition of certain assets of Sovereign under "permitted indebtedness" as defined in the Credit Facility.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the nine months ended March 31, 2007. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1% to 1.75% and is 0% for prime rate loans. As of March 31, 2007, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. As a result of the August 2006 amendment, the interest rate charged on the first $25 million of borrowings was set at LIBOR plus 2.5% through November 30, 2006.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of March 31, 2007, the Company had $115 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $40 million in outstanding borrowings under the Credit Facility at June 30, 2006. As of March 31, 2007, the Company had approximately $184 million of eligible receivables and inventories available as collateral under the Credit Facility and remaining borrowing availability of approximately $65 million. The Company classifies the Credit Facility as short-term debt on its balance sheet since it expects to reduce outstanding borrowings over the next twelve months.

NOTE 7.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2007	June 30, 2006

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(2,244)	(2,425)
Riviera Term Note	2,837	3,376

Total debt	225,593	225,951
Less: Current portion of long-term debt	1,125	563

Total long-term debt	$224,468	$225,388

NOTE 8.    COMMITMENTS AND CONTINGENCIES

          At March 31, 2007, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $70.7 million through 2011, compared with $75.2 million through 2011 at June 30, 2006.

          In October 2006, the Company received a demand from a licensee of certain of the Company's patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. The Company believes that it has not breached the license agreement and that the licensee is obligated to continue to make royalty payments. The Company has filed a lawsuit against the licensee seeking recovery of its damages for breach of contract. In April 2007, the licensee filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also seeks declaratory relief that the licensee is not obligated to make further royalty payments and is entitled to recover approximately $3 million in royalty payments already made plus interest. The Company is not able to determine the ultimate outcome of this action or estimate the possible loss or range of loss relating to the licensee's claim.

          In August 2006, the Company was served with a complaint from a dermatologist alleging that the Company's use of her quote in product advertisements was unauthorized and constituted a false endorsement, false advertising, invasion of privacy, trademark dilution and disparagement, a violation of the right to publicity, fraud and unjust enrichment. In October 2006, the plaintiff filed an amended complaint adding the licensor of the product name to the lawsuit. The plaintiff sought to enjoin the Company's use of her name and advertising and damages of no less than $2 million, including payments of profits associated with the relevant product, and exemplary and treble damages. In May 2007, the parties agreed to settle the action. Under the terms of the settlement, and without admitting any liability, the Company agreed to pay the plaintiff $95,000.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of March 31, 2007, the Company had notional amounts of 41.5 million Euros and 26.6 million British pounds under foreign currency contracts that expire between April 30, 2007 and June 30, 2008 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At March 31, 2007, the unrealized loss, net of taxes, associated with these contracts of approximately $0.8 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, generated during the three months ended March 31, 2007 was approximately $0.7 million, and the unrealized loss, net of taxes, generated during the nine months ended March 31, 2007 was approximately $ 0.5 million.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of March 31, 2007, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the three and nine months ended March 31, 2007 was approximately $0.1 million and $0.6 million, respectively.

Acquisitions

          In June 2006, the Company acquired certain assets of Riviera, including inventory, accounts receivable and certain brand licenses. The net purchase price was approximately $14.3 million and was allocated as follows: $8.2 million for inventory, $1.8 million for accounts receivable, $0.5 million for prepaid, deferred and fixed assets, and $21.3 million for intangible assets, offset by liabilities of $17.5 million (including the assumption of a term note in the principal amount of approximately $3.4 million of which $ 0.6 million has been paid, a contingent performance liability of $8.6 million and other assumed liabilities). The contingent performance liability is payable subject to the satisfaction of certain sales targets over the three year period after the closing date and was recorded as a result of the negative goodwill resulting from this acquisition. The Company has finalized its allocation of the net purchase price among the assets acquired. In addition to the debt issued and liabilities assumed, the Company paid $11.5 million in cash at closing of the acquisition and held $1.6 million in escrow pending satisfaction of certain obligations, of which $0.9 million remained in escrow at March 31, 2007.

          In August 2006, the Company acquired the fragrance business of Sovereign. The assets acquired included inventory and certain intangible assets. In addition, the Company assumed a portion of the lease payments on Sovereign's distribution facility and entered into a short-term services agreement. The net purchase price consisted of (i) approximately $90.2 million in cash, comprised of $87.7 million paid in cash at closing and approximately $2.5 million in cash paid in five installments after the closing; and (ii) $12.0 million in the form of contingent consideration, substantially all of which may be paid over two years from the date of closing if certain financial targets and other conditions are satisfied. The net purchase price has been preliminarily allocated as follows: $67.2 million for inventory, $23.8 million for certain intangible assets, and $0.8 million of other assets, offset by approximately $1.6 million of assumed lease payments and the services agreement. In addition, if the contingent consideration is paid, the Company intends to allocate that amount to intangible assets. The Company used the Credit Facility to fund the cash portion of the purchase price. The Company has not finalized its allocation of the purchase price among the net assets acquired.

Disposals of Property and Equipment

          On August 1, 2006, the Company sold its former corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida (the "Miami Lakes Facility"). The Company received approximately $9.9 million in net proceeds relating to the sale of the Miami Lakes Facility and associated equipment.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of March 31, 2007, the Company had repurchased 1,862,169 shares of Common Stock on the open market at a cost of $33.9 million, including sales commissions. For the nine months ended March 31, 2007, the Company repurchased 524,042 shares of Common Stock, at an average price of $16.30 per share on the open market, at a cost of $8.5 million, including sales commissions. These repurchases are accounted for under the treasury method. There were no repurchases of Common Stock during the three months ended March 31, 2007.

NOTE 10.    INCOME TAXES

          The Company reviews its estimated annual effective tax rate on a quarterly basis and makes necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income by jurisdiction, changes to the valuation allowance for deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities, or impacts from tax law changes, among other things. The income tax provision for the three months ended March 31, 2007, reflects an adjustment to the effective tax rate for changes in expected earnings contributions from the Company's worldwide affiliates as well as to record on a discrete basis a benefit from research and development tax credits attributable to prior years. The income tax benefit for the three months ended March 31, 2006, reflects an adjustment to the effective tax rate for increased earnings contributions from the Company's worldwide affiliates. The effective tax rate for the nine months ended March 31, 2007 and 2006 of 24.7% and 27.3%, respectively, reflects the impact of the adjustments noted above.

NOTE 11.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of March 31, 2007 and as of June 30, 2006, and for the three and nine-month periods ended March 31, 2007 and 2006, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of March 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$8,422	$29,182	$157	$--	$37,761
Accounts receivable, net	113,051	100,433	--	--	213,484
Inventories	231,353	95,831	--	--	327,184
Intercompany receivable	90,094	143,333	294,863	(528,290)	--
Deferred income taxes	9,833	1,912	--	--	11,745
Prepaid expenses and other assets	11,367	12,371	12	86	23,836

Total current assets	464,120	383,062	295,032	(528,204)	614,010

Property and equipment, net	23,451	15,211	--	--	38,662

Other Assets:
Investment in subsidiaries	50,848	--	--	(50,848)	--
Exclusive brand licenses, trademarks and intangibles, net	54,123	8,548	156,413	--	219,084
Debt financing costs, net	6,042	--	--	--	6,042
Other assets	223,251	(232,876)	9,136	1,257	768

Total other assets	334,264	(224,328)	165,549	(49,591)	225,894

Total assets	$821,835	$173,945	$460,581	$(577,795)	$878,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$114,840	$--	--	$--	$114,840
Accounts payable -- trade	107,659	18,906	--	--	126,565
Intercompany payable	21,296	254,644	251,135	(527,075)	--
Other payables and accrued expenses	35,225	45,589	(71)	5	80,748
Current portion of long-term debt	1,125	--	--	--	1,125

Total current liabilities	280,145	319,139	251,064	(527,070)	323,278

Long-term debt, net	224,468	--	--	--	224,468
Deferred income taxes and other liabilities	10,359	6,677	6,798	123	23,957

Total liabilities	514,972	325,816	257,862	(526,947)	571,703

Shareholders' Equity
Common stock	304	--	--	--	304
Additional paid-in capital	261,756	(223,545)	222,581	964	261,756
Retained earnings (accumulated deficit)	76,040	68,535	(19,862)	(48,673)	76,040
Treasury Stock	(33,879)	--	--	--	(33,879)
Accumulated other comprehensive income	2,642	3,139	--	(3,139)	2,642

Total shareholders' equity	306,863	(151,871)	202,719	(50,848)	306,863

Total liabilities and shareholders' equity	$821,835	$173,945	$460,581	$(577,795)	$878,566

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$4,931	$23,529	$6	$--	$28,466
Accounts receivable, net	94,385	86,695	--	--	181,080
Inventories	183,972	85,298	--	--	269,270
Intercompany receivable	91,356	157,675	272,799	(521,830)	--
Deferred income taxes	14,792	679	--	--	15,471
Prepaid expenses and other assets	9,136	12,497	--	--	21,633

Total current assets	398,572	366,373	272,805	(521,830)	515,920

Property and equipment, net	21,373	13,308	--	--	34,681

Other Assets:
Investment in subsidiaries	23,173	--	--	(23,173)	--
Exclusive brand licenses, trademarks and intangibles, net	34,228	9,212	158,094	--	201,534
Debt financing costs, net	6,741	--	--	--	6,741
Other	223,352	(232,443)	9,136	982	1,027

Total other assets	287,494	(223,231)	167,230	(22,191)	209,302

Total assets	$707,439	$156,450	$440,035	$(544,021)	$759,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$40,000	$--	$--	$--	$40,000
Accounts payable -- trade	116,613	17,382	--	11	134,006
Intercompany payable	7,820	274,152	239,008	(520,980)	--
Other payables and accrued expenses	29,444	30,953	13	(1)	60,409
Current portion of long-term debt	563	--	--	--	563

Total current liabilities	194,440	322,487	239,021	(520,970)	234,978

Long-term debt	225,388	--	--	--	225,388
Deferred income taxes and other liabilities	9,764	5,058	6,746	122	21,690

Total liabilities	429,592	327,545	245,767	(520,848)	482,056

Shareholders' Equity
Common stock	299	--	--	--	299
Additional paid-in capital	252,565	(223,543)	222,570	973	252,565
Retained earnings (accumulated deficit)	48,341	49,972	(28,302)	(21,670)	48,341
Treasury stock	(25,339)	--	--	--	(25,339)
Accumulated other comprehensive income	1,981	2,476	--	(2,476)	1,981

Total shareholders' equity	277,847	(171,095)	194,268	(23,173)	277,847

Total liabilities and shareholders' equity	$707,439	$156,450	$440,035	$(544,021)	$759,903

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$119,320	$99,903	$3,279	$(3,279)	$219,223
Cost of sales	74,572	46,172	--	--	120,744

Gross profit	44,748	53,731	3,279	(3,279)	98,479

Selling, general and administrative costs	39,791	45,862	(284)	(3,279)	82,090
Depreciation and amortization	3,659	1,644	739	--	6,042

Income from operations	1,298	6,225	2,824	--	10,347
Other expense (income):
Interest expense (income)	6,539	425	(412)	--	6,552
Other	(5,473)	991	3,968	514	--

(Loss) income before income taxes	232	4,809	(732)	(514)	3,795
(Benefit from) provision for income taxes	(2,925)	2,635	928	--	638

Net income (loss)	$3,157	$2,174	$(1,660)	$(514)	$3,157

Statement of Operations	Nine Months Ended March 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$565,753	$319,049	$12,503	$(12,503)	$884,802
Cost of sales	377,503	151,640	--	--	529,143

Gross profit	188,250	167,409	12,503	(12,503)	355,659

Selling, general and administrative costs	154,808	136,308	(917)	(12,503)	277,696
Depreciation and amortization	11,436	5,118	2,186	--	18,740

Income from operations	22,006	25,983	11,234	--	59,223
Other expense (income):
Interest expense (income)	22,431	1,247	(1,237)	--	22,441
Other	(28,848)	991	3,968	23,889	--

Income before income taxes	28,423	23,745	8,503	(23,889)	36,782
Provision for income taxes	724	5,285	3,074	--	9,083

Net income	$27,699	$18,460	$5,429	$(23,889)	$27,699

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$100,184	$91,160	$2,803	$(2,803)	$191,344
Cost of sales	60,581	44,513	--	--	105,094

Gross profit	39,603	46,647	2,803	(2,803)	86,250

Selling, general and administrative costs	38,365	40,414	(47)	(2,803)	75,929
Depreciation and amortization	2,989	1,737	712	--	5,438

(Loss) income from operations	(1,751)	4,496	2,138	--	4,883
Other expense (income):
Interest expense (income)	5,342	429	(427)	--	5,344
Debt extinguishment charge	758	--	--	--	758
Other	(5,651)	273	797	4,581	--

(Loss) income before income taxes	(2,200)	3,794	1,768	(4,581)	(1,219)
(Benefit from) provision for income taxes	(2,902)	342	639	--	(1,921)

Net income	$702	$3,452	$1,129	$(4,581)	$702

Statement of Operations	Nine Months Ended March 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$479,168	$285,447	$11,204	$(11,204)	$764,615
Cost of sales	305,289	138,250	--	--	443,539

Gross profit	173,879	147,197	11,204	(11,204)	321,076

Selling, general and administrative costs	132,310	117,962	(644)	(11,204)	238,424
Depreciation and amortization	8,882	5,070	2,135	--	16,087

Income from operations	32,687	24,165	9,713	--	66,565
Other expense (income):
Interest expense (income)	18,116	1,316	(1,312)	--	18,120
Debt extinguishment charge	758	--	--	--	758
Other	(28,289)	568	4,514	23,207	--

Income before income taxes	42,102	22,281	6,511	(23,207)	47,687
Provision for income taxes	7,410	3,231	2,354	--	12,995

Net income	$34,692	$19,050	$4,157	$(23,207)	$34,692

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Nine Months Ended March 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by operating activities	$19,942	$16,906	$10,088	$(1,099)	$45,837

Investing activities:
Additions to property and equipment	(7,510)	(6,360)	--	--	(13,870)
Acquisitions	(91,487)	--	--	--	(91,487)

Net cash used in investing activities	(98,997)	(6,360)	--	--	(105,357)

Financing activities:
Proceeds from short-term debt	74,840	--	--	--	74,840
Payments on long-term debt	(538)				(538)
Proceeds from the exercise of stock options	2,084	--	--	--	2,084
Proceeds from issuance of common stock under the employee stock purchase plan	696	--	--	--	696
Repurchase of common stock	(8,540)	--	--	--	(8,540)
Net change in intercompany obligations	13,731	(4,893)	(9,937)	1,099	--

Net cash provided by (used in) financing activities	82,273	(4,893)	(9,937)	1,099	68,542

Effect of exchange rate changes on cash and cash equivalents	273	--	--	--	273
Net increase in cash and cash equivalents	3,491	5,653	151	--	9,295
Cash and cash equivalents at beginning of period	4,931	23,529	6	--	28,466

Cash and cash equivalents at end of period	$8,422	$29,182	$157	$--	$37,761

Statement of Cash Flows	Nine Months Ended March 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$40,451	$(5,896)	$8,156	$(1,508)	$41,203

Investing activities:
Additions to property and equipment	(8,732)	(5,525)	--	--	(14,257)
Proceeds from disposals of property and equipment	9,945	--	--	--	9,945
Acquisition of assets	--	(3,583)	--	--	(3,583)

Net cash provided by (used in) investing activities	1,213	(9,108)	--	--	(7,895)

Financing activities:
Payments on short-term debt	(17,404)	--	--	--	(17,404)
Payments on long-term debt	(9,320)	--	--	--	(9,320)
Proceeds from the exercise of stock options	2,579	--	--	--	2,579
Proceeds from the issuance of common stock under the employee stock purchase plan	808	--	--	--	808
Repurchase of common stock	(8,059)	--	--	--	(8,059)
Net change in intercompany obligations	(9,981)	16,652	(8,179)	1,508	--

Net cash (used in) provided by financing activities	(41,377)	16,652	(8,179)	1,508	(31,396)

Effect of exchange rate changes on cash and cash equivalents	81	--	--	--	81
Net increase (decrease) in cash and cash equivalents	368	1,648	(23)	--	1,993
Cash and cash equivalents at beginning of period	6,410	18,863	43	--	25,316

Cash and cash equivalents at end of period	$6,778	$20,511	$20	$--	$27,309

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

          In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Elizabeth Arden, Inc., is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as defined in such Act) made in this quarterly report on Form 10-Q. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, indicated through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "believes," and "projects") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations:

*	our absence of contracts with customers or suppliers and our ability to maintain and develop relationships with customers and suppliers;
*	international and domestic economic and business changes that could impact consumer confidence or our customers' operations;
*	the impact of competitive products and pricing;
*	risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, and political instability in certain regions of the world;
*	unexpected factors affecting customer or consumer preferences and/or purchasing patterns;
*	the quality, safety and efficacy of our products;
*	our ability to successfully launch new products and implement our growth strategy;
*	the success, or changes in the timing or scope of new product launches, advertising and merchandising programs;
*	our ability to successfully and cost-effectively integrate acquired businesses or new brands;
*	our substantial indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and the indenture for our 7 3/4% senior subordinated notes;
*	our customers' financial condition;
*	our ability to access capital for acquisitions;
*	changes in product mix to less profitable products;
*	the retention and availability of key personnel;
*	the assumptions underlying our critical accounting estimates;
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

Overview

          For the three and nine months ended March 31, 2007, net sales increased 14.6% and 15.7%, respectively, compared to the comparable prior year periods. Excluding the impact of foreign currency translation, net sales increased 12.6% and 14.5%, respectively. These increases are from higher fragrance sales, primarily due to the Sovereign acquisition and new brands, including the with Love...Hilary Duff fragrance and the acquired Riviera brands, and higher sales of Elizabeth Arden branded products. These increases were partially offset by lower sales of the Britney Spears fragrances due to the absence of a major product launch this fiscal year and for the nine-month period, the loss of distributed brands previously manufactured by Unilever Cosmetics. Gross margin for the nine months ended March 31, 2007, decreased to 40.2% from 42.0% for the prior year period, due to an increased proportion of net sales coming from distributed fragrances and transition costs related to our recent acquisitions. For the three and nine months ended March 31, 2007, selling, general and administrative expenses increased 8.1% and 16.5%, respectively, compared to the prior year period principally due to higher compensation costs that were primarily incentive related, the unfavorable effect of foreign exchange rates, and for the nine-month period, higher advertising, promotional and product development costs related to new fragrance launches, transition costs related to the recent acquisitions and restructuring costs, primarily in our European operations.

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

          We have determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. In May 2006, we performed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analyses and assessments of these assets indicated that no impairment adjustment was required. During the quarter ending June 30, 2007, we will perform our annual impairment testing of these assets with the assistance of a third party valuation firm.

          We have not finalized the allocation of the purchase price among the net assets acquired as part of the recent Sovereign acquisition.

          Depreciation and Amortization.    Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Periodically, we review the lives assigned to our long-lived assets and adjust the lives, as circumstances dictate.

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

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2007 and March 31, 2006. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands, percentages may not add due to rounding):

[Remainder of Page Intentionally Left Blank]

	Three Months Ended				Nine Months Ended

	March 31, 2007		March 31, 2006		March 31, 2007		March 31, 2006

Net sales	$219,223	100.0%	$191,344	100.0%	$884,802	100.0%	$764,615	100.0%
Cost of sales	120,744	55.1	105,094	54.9	529,143	59.8	443,539	58.0
Gross profit	98,479	44.9	86,250	45.1	355,659	40.2	321,076	42.0
Selling, general and administrative expenses	82,090	37.4	75,929	39.7	277,696	31.4	238,424	31.2
Depreciation and amortization	6,042	2.8	5,438	2.8	18,740	2.1	16,087	2.1
Income from operations	10,347	4.7	4,883	2.6	59,223	6.7	66,565	8.7
Interest expense, net	6,552	3.0	5,344	2.8	22,441	2.5	18,120	2.4
Debt extinguishment charge	--	--	758	0.4	--	--	758	0.1
Income (loss) before income taxes	3,795	1.7	(1,219)	(0.6)	36,782	4.2	47,687	6.2
Provision for (benefit from) income taxes	638	0.3	(1,921)	(1.0)	9,083	1.0	12,995	1.7
Net income	3,157	1.4	702	0.4	27,699	3.1	34,692	4.5

Other data
EBITDA and EBITDA margin (1)	$16,389	7.5%	$9,563	5.0%	$77,963	8.8%	$81,894	10.7%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

          Net Sales.    Net sales increased 14.6%, or approximately $28 million, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Excluding the impact of foreign currency translation, net sales increased 12.6%. The increase is due to approximately $20 million of higher fragrance sales primarily from the Sovereign acquisition and new brands, including the with Love...Hilary Duff fragrance and the Riviera brands, and approximately $10 million of higher sales of Elizabeth Arden branded skin care products. The increased fragrance sales reflect lower sales of Britney Spears fragrances as we did not have a major product launch this fiscal year compared to last year. Pricing changes had an immaterial effect on net sales.

          Gross Profit.    Gross profit increased by 14.2% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase in gross profit was primarily due to the higher sales volumes. Gross margin remained relatively constant at 44.9% for the three months ended March 31, 2007, compared to 45.1% for the three months ended March 31, 2006.

          SG&A.    Selling, general and administrative expenses increased 8.1%, or approximately $6.2 million, for the three months ended March 31, 2007, over the three months ended March 31, 2006. The increase was principally due to higher employee compensation costs that were primarily incentive related of $4.4 million and the unfavorable effect of foreign exchange rates of $1.2 million.

          Depreciation and Amortization.    Depreciation and amortization increased by 11.1% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase is primarily a result of the amortization of intangible assets associated with the Riviera and Sovereign acquisitions and higher depreciation costs due to the higher level of capital additions during the fiscal year ended June 30, 2006 as compared to the previous year.

          Interest Expense.    Interest expense, net of interest income, increased by 22.6% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase is a result of higher average borrowings under our credit facility primarily due to the approximately $87.7 million of cash paid at closing for the Sovereign acquisition in August 2006.

          Provision for (Benefit from) Income Taxes.    A provision for income taxes of approximately $0.6 million was recorded for the three months ended March 31, 2007, compared to a benefit from income taxes of approximately $1.9 million for the three months ended March 31, 2006, due to lower income from operations and higher interest expense.

The income tax provision for the three months ended March 31, 2007, reflects an adjustment to the estimated annual effective tax rate for changes in earnings contributions from our worldwide affiliates, as well as to record on a discrete basis a benefit from research and development tax credits attributable to prior years. The income tax benefit for the three months ended March 31, 2006, reflects an adjustment to the effective tax rate for changes in contributions from our worldwide affiliates. Our worldwide affiliates generally have lower tax rates than our U.S. operations. Based on current estimated earnings contributions from our worldwide affiliates, our expected annualized effective tax rate for the year ending June 30, 2007 is currently 25.6%.

          Net Income.    Net income for the three months ended March 31, 2007, was $3.2 million as compared to $0.7 million for the three months ended March 31, 2006. The increase was primarily a result of higher income from operations due to the higher net sales and gross profit, partially offset by higher selling, general and administrative expenses, interest expense and the provision for income taxes.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by $6.8 million to $16.4 million for the three months ended March 31, 2007, compared to $9.6 million for the three months ended March 31, 2006. The increase in EBITDA was primarily the result of higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2007	March 31, 2006

Net income	$3,157	$702
Plus:
Provision for (benefit from) income taxes	638	(1,921)
Interest expense, net	6,552	5,344
Depreciation and amortization	6,042	5,438

EBITDA	$16,389	$9,563

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

          Net Sales.    Net sales increased 15.7%, or approximately $120 million, for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006. Excluding the impact of foreign currency translation, net sales increased 14.5%. The increase is due to approximately $89 million of higher fragrance sales primarily from the Sovereign acquisition and new brands, including the with Love...Hilary Duff fragrance, the Danielle by Danielle Steel fragrance and the Riviera brands, and approximately $32 million of higher sales of Elizabeth Arden branded skin care and color products. The increased fragrance sales reflect the loss of distributed brands previously manufactured by Unilever Cosmetics and lower sales of Britney Spears fragrances, as we did not launch a major product this fiscal year as compared to last year. Pricing changes had an immaterial effect on net sales.

          Gross Profit.    Gross profit increased by 10.8% for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006. The increase in gross profit was primarily due to the higher sales volumes. Gross margin decreased to 40.2% for the nine months ended March 31, 2007, from 42.0% for the nine months ended March 31, 2006 due to (i) a higher proportion of our net sales coming from distributed fragrances, which traditionally operate at lower gross margins than our owned and licensed fragrance brands, primarily as a result of the Sovereign acquisition, and (ii) transition costs associated with the Riviera and Sovereign acquisitions.

          SG&A.    Selling, general and administrative expenses increased 16.5%, or approximately $39.3 million, for the nine months ended March 31, 2007, over the nine months ended March 31, 2006. The increase was principally due to higher advertising, promotional, royalty and product development costs of $11.8 million mainly related to new fragrance launches, employee compensation costs that were primarily incentive related of $15.4 million, the unfavorable effect of foreign exchange rates of $3.4 million, and costs of $1.8 million associated with our restructuring plans announced in May 2006, primarily in our European operations. Also contributing to the increase were transition costs associated with the Riviera and Sovereign acquisitions.

          Depreciation and Amortization.    Depreciation and amortization increased by 16.5% for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006. The increase is primarily a result of the amortization of intangible assets associated with the Riviera and Sovereign acquisitions and higher depreciation costs due to the higher level of capital additions during the fiscal year ended June 30, 2006 as compared to the previous years.

          Interest Expense.    Interest expense, net of interest income, increased by 23.8% for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. The increase is a result of higher average borrowings under our credit facility primarily due to the approximately $87.7 million of cash paid at closing for the Sovereign acquisition in August 2006.

          Provision for Income Taxes.    A provision for income taxes of approximately $9.1 million was recorded for the nine months ended March 31, 2007, compared to approximately $13.0 million for the nine months ended March 31, 2006, due to lower income from operations, higher interest expense and a lower effective tax rate. The income tax provision for the nine months ended March 31, 2007, reflects an adjustment to the estimated annual effective tax rate for earnings contributions from our worldwide affiliates, as well as to record on a discrete basis a benefit from research and development tax credits attributable to prior years. The income tax benefit for the nine months ended March 31, 2006, reflects an adjustment to the effective tax rate for increased earnings contributions from our worldwide affiliates. Our worldwide affiliates generally have lower tax rates than our U.S. operations. The effective tax rate for the nine months ended March 31, 2007 and 2006 of 24.7% and 27.3%, respectively, reflects the impact of the adjustments noted above. Based on current estimated earnings contributions from our worldwide affiliates, our expected annualized effective tax rate for the year ended June 30, 2007 is currently 25.6%.

          Net Income.    Net income for the nine months ended March 31, 2007, was $27.7 million as compared to $34.7 million for the nine months ended March 31, 2006. The decrease was primarily a result of lower income from operations due to the higher selling, general and administrative expenses and depreciation and amortization expenses and higher interest costs, partially offset by higher net sales, gross profit and a decrease in the provision for income taxes.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $3.9 million to $78.0 million for the nine months ended March 31, 2007, compared to $81.9 million for the nine months ended March 31, 2006. The decrease in EBITDA was primarily the result of higher selling, general and administrative expenses, partially offset by higher net sales and gross profit.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2007	March 31, 2006

Net income	$27,699	$34,692
Plus:
Provision for income taxes	9,083	12,995
Interest expense, net	22,441	18,120
Depreciation and amortization	18,740	16,087

EBITDA	$77,963	$81,894

Financial Condition

(Amounts in thousands)	Nine Months Ended

	March 31, 2007	March 31, 2006

Net cash provided by operating activities	$45,837	$41,203
Net cash used in investing activities	(105,357)	(7,895)
Net cash provided by (used in) financing activities	68,542	(31,396)
Net increase in cash and cash equivalents	9,295	1,993

          Cash Flows.    Net cash provided by operating activities increased by approximately $4.6 million or 11.2% for the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006. The increase for the nine months ended March 31, 2007 is primarily due to increases of approximately $30.2 million in other payables and accrued expenses as a result of the timing of payments of operating expenses and higher compensation accruals. This increase was partially offset by a lower decrease in inventory of approximately $25.1 million due to investment in new supplier relationships and new product launches.

          For the nine months ended March 31, 2007, net cash used in investing activities was approximately $105.4 million, as compared to approximately $7.9 million for the nine months ended March 31, 2006. The increase in net cash used in investing activities is primarily a result of approximately $87.7 million in cash paid at closing and $2.5 million in cash paid in installments in connection with the Sovereign acquisition. Additionally, we realized approximately $9.9 million of cash proceeds from the sale of our Miami Lakes facility in the prior year period.

          For the nine months ended March 31, 2007, net cash provided by financing activities was approximately $68.5 million, as compared to approximately $31.4 million of net cash used in financing activities for the nine months ended March 31, 2006. The increase was primarily due to additional borrowings under our credit facility used to fund a portion of the purchase price for the Sovereign acquisition in August 2006 and the Riviera acquisition in June 2006. Share repurchases totaled $8.5 million and $8.1 million, in each of the nine months ended March 31, 2007 and 2006, respectively. See Note 8 to Notes to Unaudited Consolidated Financial Statements.

          Interest paid during the nine months ended March 31, 2007, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014, which is paid semi-annually on February 15 and August 15 of each year, and $8.3 million of interest paid on the borrowings under our credit facility. Interest paid during the nine months ended March 31, 2006 included $17.4 million of interest payments, swap termination costs of approximately $2.5 million related to the 7 3/4% senior subordinated notes and $3.9 million paid on the borrowings under our credit facility.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the nine months ended March 31, 2007. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of March 31, 2007, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. As a result of the August 2006 amendment, the interest rate charged on the first $25 million of borrowings was LIBOR plus 2.5% through November 30, 2006.

          As of March 31, 2007, we had $115 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the credit facility, approximately $184 million of eligible receivables and inventories available as collateral under the credit facility, and remaining borrowing availability of approximately $65 million. We used approximately $88 million of borrowings under our credit facility to pay a majority of the purchase price for the acquisition of certain assets of Sovereign in August 2006.

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

          Repurchases of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40.0 million of our common stock through March 31, 2007. On November 2, 2006, our board of directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of March 31, 2007, we have repurchased 1,862,169 shares of common stock on the open market at a cost of approximately $33.9 million, including sales commissions. For the nine months ended March 31, 2007, we repurchased 524,042 shares of common stock, at an average price of $16.30 per share on the open market, at a cost of approximately $8.5 million, including sales commissions. These repurchases are accounted for under the treasury method. There were no repurchases of common stock during the three months ended March 31, 2007.

          Contractual Obligations.    At March 31, 2007, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $70.7 million through 2011, compared with $75.2 million through 2011 at June 30, 2006.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2007, we had $114.8 million in borrowings outstanding under our credit facility. Borrowings under our credit facility are seasonal, with peak borrowings in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our credit facility during the quarter ended March 31, 2007, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three and nine months ended March 31, 2007, would have increased or decreased by approximately $0.6 and $2.4 million, respectively. See Note 6 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three and nine months ended March 31, 2007, we derived approximately 45.6% and 36.1%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a U.S. third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive income" in our consolidated balance sheets.

          As of March 31, 2007, we had notional amounts of 41.5 million Euros and 26.6 million British pounds under foreign currency contracts that expire between April 30, 2007 and June 30, 2008 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At March 31, 2007, the unrealized loss, net of taxes associated with these contracts of approximately $0.8 million, is included in accumulated other comprehensive income. The unrealized gain, net of taxes, generated during the three months ended March 31, 2007, was approximately $0.7 million, and the unrealized loss, net of taxes, generated during the nine months ended March 31, 2007 was approximately $0.5 million.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of March 31, 2007, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the three and nine months ended March 31, 2007, was approximately $0.1 million and $0.6 million, respectively.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          In October 2006, we received a demand from Mystic Tan, Inc., a licensee of certain of our patents alleging we had breached the license agreement, indicating that it would not pay any further royalties and requesting that we return approximately $3 million in royalty payments already made. We believe that we have not breached the license agreement and that the licensee is obligated to continue to make royalty payments. In November 2006, we filed a lawsuit against the licensee in the U.S. District Court for the Southern District of New York seeking recovery of our damages for breach of contract. In April 2007, the licensee filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also seeks declaratory relief that the licensee is not obligated to make further royalty payments and is entitled to recover approximately $3 million in royalty payments already made plus interest. We are not able to determine the ultimate outcome of this action or estimate the possible loss or range of loss relating to the licensee's claim.

         In May 2007, we settled an action filed against us in August 2006 by Dr. Amy Lewis. Dr. Lewis filed the action in the U.S. District Court for the Southern District of New York, alleging that our use of her quote in product advertisements was unauthorized and constituted a false endorsement, false advertising, invasion of privacy, trademark dilution and disparagement, a violation of the right to publicity, fraud and unjust enrichment. Dr Lewis sought to enjoin our use of her name and advertising, and damages of no less than $2,000,000, including payments of profits associated with the relevant product, and exemplary and treble damages. Under the terms of the settlement, and without admitting any liability, we agreed to pay Dr. Lewis $95,000.

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

Exhibit Number	Description

10.1	Amended 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

10.2

Amended 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

10.3	Amended 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

10.4	Amended 1995 Stock Option Plan (incorporated by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

10.5	Amended 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.6

Amended Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission file No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: May 9, 2007	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.