Form 10-K
period 2007-06-30
ELIZABETH ARDEN INC
filed 2007-09-10
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $461 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $19.05 per share on December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of September 5, 2007, the registrant had 28,820,663 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2007, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

Elizabeth Arden, Inc.

PART I

ITEM 1.    BUSINESS

General

Elizabeth Arden, Inc., is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. We market approximately 100 owned or licensed prestige brands, including the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, and Elizabeth Arden Mediterranean; the Elizabeth Arden skin care brands: Ceramide, Eight Hour Cream, Intervene and PREVAGE™; and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our fragrance portfolio also includes the Elizabeth Taylor fragrance brands: White Diamonds and Elizabeth Taylor’s Passion; the Britney Spears fragrance brands: curious Britney Spears, fantasy Britney Spears and Britney Spears believe; the Hilary Duff fragrance with Love...Hilary Duff; the Danielle Steel fragrance Danielle by Danielle Steel; the Mariah Carey fragrance M by Mariah Carey; the fragrance brands White Shoulders, Giorgio Beverly Hills and Giorgio Red; the men’s fragrances: Daytona 500, HUMMERTM Fragrance for Men and PS Fine Cologne for Men; and the designer fragrance brands of Alfred Sung, Badgley Mischka, Bob Mackie, GANT, Lulu Guinness, Nanette Lepore, Geoffrey Beene and Halston. In addition to our owned and licensed fragrance brands, we distribute over 300 additional prestige fragrance brands, primarily in the United States through distribution agreements and other purchasing arrangements.

We sell our prestige beauty products to retailers and other outlets in the United States and internationally, including;

•	department stores such as Macy’s, Dillard’s, Belk, JCPenney, Saks and Nordstroms;

•	mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and

•	international retailers such as Boots, Debenhams, Sephora, Marionnaud, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and WDF.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige department stores and our fragrances in prestige department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 90 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques, and on the internet. Our international operations are subject to volatility because of foreign currency exchange rate changes, inflation and changes in political and economic conditions in the countries in which we operate. The value of international assets is affected by fluctuations in foreign currency exchange rates.

On August 11, 2006, we completed the acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC, including inventory and certain intangible assets. Sovereign Sales was a distributor of prestige fragrances to mass retail customers. This acquisition has allowed us to offer additional fragrance brands to our mass retail customers.

On June 29, 2006, we completed the acquisition of certain assets of Riviera Concepts Inc., including inventory, accounts receivable and brand licenses for a number of fragrance brands, including the fragrance brands of Alfred Sung, HUMMER™, Badgley Mischka, Nannette Lepore and Bob Mackie.

Our net sales to customers in the United States and internationally in dollars and net sales as a percentage of consolidated net sales for the years ended June 30, 2007, 2006 and 2005, are listed in the following chart:

	Years Ended June 30,
	2007		2006		2005
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$706.5	63%	$576.7	60%	$571.4	62%
International	421.0	37%	377.9	40%	349.1	38%

Total	$1,127.5	100%	$954.6	100%	$920.5	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2007, 2006 and 2005, are listed in the following chart:

	Years Ended June 30,
(Amounts in millions)	2007	2006	2005
United Kingdom	$45.9	$47.5	$45.6
Canada	38.8	32.1	30.7
Australia	31.6	20.4	17.9
Spain	23.9	23.0	25.4

For information on the breakdown of our long-lived assets in the United States and internationally and risks associated with our international operations, see Note 19 to the Notes to Consolidated Financial Statements.

Our principal executive offices are located at 2400 S.W. 145th Avenue, Miramar, Florida 33027, and our telephone number is (954) 364-6900. We maintain a website with the address www.elizabetharden.com. We are not including information contained on our website as part of nor incorporating it by reference into this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

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

Business Strategy

Our business strategy is to grow our brand portfolio by investing behind our core brands and to acquire control of and develop additional prestige brands through brand development, acquisitions and new licensing and distribution agreements that will complement our existing brand portfolio and target additional demographics. We are also focused on improving our cash flow and operating margins, particularly through improving our extended supply chain and logistics functions, managing the advertising spend behind our new fragrance launches and leveraging our global overhead structure more efficiently. In fiscal 2008, we plan to launch a number of new brands and products, including our new Mariah Carey fragrance, M by Mariah Carey, a new Britney Spears fragrance, Britney Spears believe, and the night cream PREVAGETM Night, as well as introduce new distributed fragrance brands to mass retailers on behalf of other beauty companies.

During the fiscal year ended June 30, 2007, we (i) acquired the exclusive worldwide license for the Giorgio Beverly Hills brand, (ii) launched a new Elizabeth Arden skin care line, Intervene, (iii) and launched a new Elizabeth Arden fragrance, Elizabeth Arden Mediterranean, and the with Love...Hilary Duff and Danielle by Danielle Steel fragrances. In addition, during fiscal 2007, we completed the acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC, a prestige fragrance distributor to U.S. mass retailers, and the prestige fragrance brand portfolio of Riviera Concepts Inc., including licenses to manufacture the Alfred Sung, HUMMER™, Badgley Mischka, Nannette Lepore and Bob Mackie fragrance brands. These acquisitions and licensing arrangements have enabled us to expand our market share with our mass retail customers and sell our products into new retailers and markets, and to broaden our fragrance portfolio.

We are also investing in certain developing markets around the world that we believe have significant opportunities for growth of our products. During the fiscal year ended June 30, 2007, we established a sales affiliate in Dubai to better serve the Middle East. During the fiscal year ended June 30, 2006, we acquired the assets of our distributors in Taiwan and China, established affiliates in those markets and integrated those affiliates with our Hong Kong business to create a Greater China market. We are also focusing on expanding sales of our products in other developing markets including Latin America and India.

We continue to pursue business efficiencies throughout the company, particularly in the supply chain, logistics and information technology areas. Improving our working capital efficiencies and our cost structure also continue to be a significant focus.

Products

Our net sales of products and net sales as a percentage of consolidated net sales for the years ended June 30, 2007, 2006 and 2005, are listed in the following chart.

	Years Ended June 30,
	2007		2006		2005
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$851.1	75%	$716.6	75%	$691.0	75%
Skin Care	200.6	18%	169.0	18%	155.5	17%
Cosmetics	75.8	7%	69.0	7%	74.0	8%

Total	$1,127.5	100%	$954.6	100%	$920.5	100%

Fragrance.    We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, eau de parfum, body spray and gift sets. Our fragrances are classified into the Elizabeth Arden branded fragrances, such as Elizabeth Arden Red Door and Elizabeth Arden 5th Avenue; celebrity fragrances such as Elizabeth Taylor’s White Diamonds and the Britney Spears fragrances; designer fragrances such as the Badgley Mischka, Halston and GANT fragrance brands; and lifestyle fragrances such as Giorgio Beverly Hills, Paul Sebastian and the HUMMERTM fragrances. Each fragrance is sold in a variety of sizes and packaging arrangements. In addition, bath and body products that are based on the particular fragrance, such as soaps, deodorants, body lotions, gels, creams and dusting powder are sold to complement the fragrance lines. We tailor the size and packaging of the fragrance to suit the particular target customer. Our fragrance products generally retail at prices ranging from $5 to $225, depending on the size, type and packaging of the product.

Skin Care.    Our skin care lines are sold under the Elizabeth Arden name and include products such as moisturizers, creams, lotions and cleansers. Our core product brands include Ceramide, PREVAGE™, Eight Hour Cream, and Intervene, a new skin care line targeted for the 30 to 50 year old customer. We sell skin care products internationally and in the United States, primarily in prestige department and specialty stores, perfumeries and travel retail outlets. Our skin care products generally retail at prices ranging from $16 to $335.

Cosmetics.    Under the Elizabeth Arden name, we offer a variety of cosmetics, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. Our strategy is to align our color offerings with our core skin care products. We use our cosmetic products to attract consumers to the beauty counters at department stores where the Elizabeth Arden fragrance and skin care products are also sold. We sell our cosmetics internationally and in the United States, primarily in prestige and specialty stores, perfumeries and travel retail outlets. Our cosmetic products generally retail at prices ranging from $14 to $49.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Red Door Revealed, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden Mediterranean, Visible Difference, Plump Perfect, Intervene, Millennium, White Shoulders, Halston, Z-14, PS Fine Cologne for Men, Design and Wings. We have registered these trademarks, or have applications pending, in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We are the exclusive worldwide trademark licensee for a number of fragrance brands including the Elizabeth Taylor fragrances White Diamonds and Elizabeth Taylor’s Passion; the Alfred Sung fragrance brands SUNG Alfred Sung, SHI Alfred Sung and JEWEL Alfred Sung; the HUMMER™ fragrances HUMMER™ and H2; the designer fragrance brands of Badgley Mischka, Nanette Lepore, Bob Mackie, Lulu Guinness, Geoffrey Beene and Halston, the Britney Spears fragrances curious Britney Spears and fantasy Britney Spears; the Hilary Duff fragrance with Love...Hilary Duff; the Danielle Steel fragrances Danielle by Danielle Steel; the Mariah Carey fragrance M by Mariah Carey, and the Giorgio fragrances Giorgio Beverly Hills and Giorgio Red. We are the exclusive worldwide licensee for the PREVAGE™ skin care line for retail outlets. The Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Britney Spears license terminates in December 2009 and is renewable by us, at our sole option, for a 5-year term. The PREVAGE™ license terminates in December 2010 and is renewable by us for unlimited 5-year terms if certain sales targets are achieved. The other license agreements have terms ranging from 2009 to 2045 and beyond and, typically, have renewal terms dependent on sales targets being achieved.

We also have the right under various exclusive distributor and license agreements to distribute other fragrances in various territories and to use the registered trademarks of third parties in connection with the sale of these products.

Certain of our skin care and cosmetic products and the PREVAGE™ skin care line incorporate patented or patent-pending formulations. In addition, several of our packaging methods, packages, components and products are covered by design patents, patent applications and copyrights. Substantially all of our trademarks and all of our patents are held by us or by one of our wholly-owned United States subsidiaries.

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including department stores such as Macy’s, Dillard’s, Saks, JCPenney, Belk and Nordstroms; mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and international retailers such as Boots, Debenhams, Sephora, Marionnaud, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and WDF. We also sell products to independent fragrance, cosmetic, gift and other stores and through e-commerce. We currently sell our skin care and cosmetics products in the United States primarily in prestige department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 90 other countries worldwide through perfumeries, pharmacies, department stores, specialty retailers, “duty free” shops and other retail shops and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through local distributors under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in the Elizabeth Arden and Red Door beauty salons, which are owned and operated by an unrelated third party. In addition to the sales price of the products sold to the operator of these salons, we receive a licensing fee based on the net sales from each of the salons for the use of the “Elizabeth Arden” or “Red Door” trademarks.

Our sales and marketing support staff and personnel are organized by customer account. Our sales force routinely visits retailers to assist in the merchandising, layout and stocking of selling areas. In the U.S., we have a sales force for Elizabeth Arden branded products that are sold in prestige distribution. For many of our mass retailers in the United States and Canada, we sell basic products in special packaging that deter theft and permit the products to be sold in open displays. Our fulfillment capabilities enable us to reliably process, assemble and ship small orders on a timely basis. We use this ability to assist our customers in their retail distribution through “drop shipping” directly to their stores and by fulfilling their sales of beauty products over the Internet. In fiscal 2007, we also launched an e-commerce site to sell selected products directly to consumers.

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

Our ten largest customers accounted for approximately 39% of net sales for the year ended June 30, 2007. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart (including Sam’s Club), which, on a global basis, accounted for approximately 18% of our net sales. The loss of or a significant adverse change in our relationship with any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

The industry practice for businesses that market beauty products has been to grant certain retailers, subject to our authorization and approval, the right to either return merchandise or to receive a markdown allowance for certain promotional products. We establish estimated return reserves and markdown allowances at the time of sale based upon historical and projected experience, economic trends and changes in customer demand. Our reserves and allowances are reviewed and updated as needed during the year, and additions to these reserves and allowances may be required. Additions to our reserves and allowances may have a negative impact on our financial results. We have a dedicated sales organization to sell returned products that are saleable.

Marketing

Our marketing approach emphasizes a consistent global image for our brands, and each of our fragrance, skin care and cosmetics products is distinctively positioned with specific advertising themes, logos and packaging tailored for that particular product. We utilize our spokesperson, Catherine Zeta-Jones, and our classic Red Door symbol, to reinforce the Elizabeth Arden brand heritage and contemporize the Elizabeth Arden brand globally. We use traditional print, television and radio advertising, and point-of-sale merchandising, including displays and sampling, as well as less traditional methods, such as the internet, mobile phones and instant messaging. We work with third party advertising agencies to assist us in our worldwide media planning which includes developing the media strategy for our brands and assisting us in developing the marketing campaigns for many of our products. We believe these agencies have the expertise to help us effectively market our products. During the last three fiscal years, we increased our advertising to promote our core product franchises.

New product introduction is an important element in attracting consumers to our brands and in creating brand excitement with our retail customers. Our marketing personnel work closely with customers to develop new products and promotions and extensions of our well-established brands. Our efforts are primarily focused on the identification of consumer needs and shifts in consumer preferences in order to develop new fragrance, skin care and cosmetic products, develop line extensions and promotions, and redesign or reformulate existing products.

Our marketing efforts also benefit from cooperative advertising programs with our retailers, often linked with particular promotions. In our department store and perfumerie accounts, we periodically promote our brands with “gift with purchase” and “purchase with purchase” programs. At in-store counters, sales representatives offer personal demonstrations to market individual products. We also engage in extensive sampling programs.

With many of our retail customers, our marketing personnel often design model schematic planograms for the customer’s fragrance department, identify trends in consumer preferences and adapt the product assortment to these trends, conduct training programs for the customer’s sales personnel and manage in-store “special events.” Our marketing personnel also work to design gift sets tailored to the customer’s needs. For certain customers, we provide comprehensive sales analysis and active management of the prestige fragrance category. We believe these services distinguish us from our competitors and contribute to customer loyalty.

Seasonality

Our operations have historically been seasonal, with higher sales occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In the year ended June 30, 2007, approximately 59% of our net sales were made during the first half of our fiscal year. Due to product innovations and the size and timing of certain orders from our customers, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

Manufacturing, Supply Chain and Logistics

We use third-party contract manufacturers in the United States and Europe to obtain substantially all raw materials, components and packaging products and to manufacture finished products relating to our owned and licensed brands. Our fragrance and skin care products are primarily manufactured by Cosmetic Essence, Inc., an unrelated third party, in plants located in New Jersey and Roanoke, Virginia, under a manufacturing agreement that expires on January 31, 2010. Pricing is based on fixed costs per item. Third parties in Europe manufacture certain of our fragrance and cosmetic products. We also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

Except for the Cosmetic Essence, Inc. manufacturing agreement, as is customary in our industry, we generally do not have long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 28% of our cost of sales for the year ended June 30, 2007. The loss of, or a significant adverse change in our relationship with, any of our key fragrance manufacturers for our owned and licensed brands, such as Cosmetic Essence, Inc., or suppliers of our distributed fragrance brands could have a material adverse effect on our business, prospects, results of operations or financial condition.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory. Our fulfillment operations for Europe are conducted under a logistics services agreement by CEPL, an unrelated third party, at CEPL’s facility in Beville, France. The CEPL agreement expires in June 2008. While we insure our inventory and the Roanoke facility, the loss of either of these distribution facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and inventory and could have a material adverse effect on our business, prospects, results of operations, cash flows and financial condition.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the ingredients, manufacturing, labeling, packaging and marketing of our products. We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment.

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

These management information systems and infrastructure provide on-line business process support for our global business operations. Further, many of these capabilities have been extended into the operations of our U.S. customers and third party service providers to enhance these arrangements, with examples such as vendor managed inventory, third party distribution, third party manufacturing, inventory replenishment, customer billing, retail sales analysis, product availability, pricing information and transportation management.

As part of our continuing efforts to enhance the effectiveness and strategic value of our operations and systems, during the year ended June 30, 2007, we launched an e-commerce web site to sell our selected products directly to consumers, we implemented an enterprise resource planning (ERP) system for our Greater China operations, we implemented business intelligence systems to enable global purchasing analysis and improved forecasting effectiveness, we integrated a large portion of our prior Canada-based distribution services into our Roanoke logistics center, and we implemented vendor performance management processes.

We have back-up facilities to enhance the reliability of our management information systems. These facilities will allow us to continue to operate if our main facilities should fail. We also have a disaster recovery plan, which is tested periodically, to protect our business operations and customer information. We also have business interruption insurance to cover a portion of any disruption in our management information systems resulting from certain hazards.

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

We believe that we compete primarily on the basis of product recognition, quality, performance, price, and our emphasis on providing value-added customer services, including category management services, to certain retailers. There are products that are better-known and more popular than the products manufactured or supplied by us. Many of our competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than we do, as well as greater name recognition and the ability to develop and market products similar to and competitive with those manufactured by us.

Employees

As of September 4, 2007, we had approximately 2,250 full-time employees and approximately 600 part-time employees in the United States and 17 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of September 4, 2007 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	48	Chairman, President and Chief Executive Officer
Stephen J. Smith	47	Executive Vice President and Chief Financial Officer
L. Hoy Heise	61	Executive Vice President, Chief Information Officer and Operations Planning
Michael H. Lombardi	64	Executive Vice President, Operations
Oscar E. Marina	48	Executive Vice President, General Counsel and Secretary
Elizabeth Park	44	Executive Vice President, Skin Care & Color Marketing and General Manager—Arden U.S.
Ronald L. Rolleston	51	Executive Vice President, Global Fragrance Marketing
Joel B. Ronkin	39	Executive Vice President, General Manager—North America Fragrances
Jacobus A. J. Steffens	46	Executive Vice President, General Manager—International

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of the Board of Directors since April 2000, as our President and Chief Executive Officer since August 2006, as our Chief Executive Officer since March 1998 and as a director of the company since November 1995. Mr. Beattie also served as our President from April 1997 to March 2003, as our Chief Operating Officer from April 1997 to March 1998, and as our Vice Chairman of the Board of Directors and Assistant Secretary from November 1995 to April 1997. Mr. Beattie is a director of Object Video, Inc., an information technology company. Mr. Beattie is also a director and a member of the Executive Committee of The Cosmetic, Toiletry & Fragrance Association and a member of the advisory board of the Ivey Business School.

Stephen J. Smith has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

L. Hoy Heise has served as our Executive Vice President, Chief Information Officer and Operations Planning since May 2006 and as our Senior Vice President and Chief Information Officer from May 2004 until May 2006. From February 2003 until May 2004, Mr. Heise was the founder and principal of his own technology consulting firm. From June 1999 until May 2001, Mr. Heise was Senior Vice President of Gartner, an information technology research firm. Prior to that time, Mr. Heise worked in various management and consulting capacities for Renaissance Worldwide, a global provider of business process improvement and information technology consulting services.

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

Elizabeth Park has served as our Executive Vice President, Skin Care & Color Marketing and General Manager — Arden U.S., since May 2006 and as our Senior Vice President, Global Marketing from March 2005 until May 2006. Prior to joining our company, Ms. Park was Senior Vice President Marketing U.S.A. for Lancôme, a division of L’Oreal Products from March 2003 until March 2005. From July 1995 to July 2002, Ms. Park held several marketing management positions with the Estee Lauder Companies.

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

Joel B. Ronkin has served as our Executive Vice President, General Manager — North America Fragrances since May 2006, as our Executive Vice President and Chief Administrative Officer from March 2004 until May 2006, as our Senior Vice President and Chief Administrative Officer from February 2001 through February 2004, and as our Vice President, Associate General Counsel and Assistant Secretary from March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 until June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

Jacobus A.J. Steffens has served as our Executive Vice President, General Manager — International since March 2004 and as our Senior Vice President, General Manager — International from January 2001 through February 2004. Before joining the company, Mr. Steffens worked in various management capacities for divisions of Unilever N.V., including as the Chief Information Officer of Unilever’s European Ice Cream & Frozen Foods division from January 1997 until December 2000, as the Controller Global Marketing & Creative at the Elizabeth Arden Company from January 1992 until December 1995 and in various financial roles for Unilever’s Quest International Flavours and Fragrances division from the end of 1986 until December 1991.

ITEM 1A.    RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations and financial condition and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

We do not have contracts with customers or most of our suppliers, so if we cannot maintain and develop relationships with customers and suppliers our business, prospects, results of operations and financial condition may be materially adversely affected.

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 39% of our net sales in the year ended June 30, 2007. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2007 was Wal-Mart (including Sam’s Club), who, on a global basis, accounted for approximately 18% of our net sales. In addition, our suppliers of distributed brands, which represented approximately 41% of our cost of sales for fiscal 2007, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We rely on third-party manufacturers for substantially all of our owned and licensed products.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and suppliers to manufacture substantially all of our owned and licensed products. We currently obtain these products from a limited number of manufacturers and other suppliers. Our business, prospects, results of operations and financial condition could be materially adversely affected if our manufacturers were to experience problems with product quality or delays in the delivery of the finished products or the raw materials or components used to make such product.

The loss of or disruption in our distribution facilities may have a material adverse effect on our business.

We currently have one distribution facility in the United States and use a third-party fulfillment center in France for European distribution. These facilities house a large portion of our inventory. Any loss of or damage to these facilities or the inventory stored in these facilities, could adversely affect our business, prospects, results of operations and financial condition.

We may be adversely affected by factors affecting our customers’ businesses.

Factors that adversely impact our customers’ businesses may have an adverse effect on our business and results of operations also. These factors may include:

•	any credit risks presented by the financial condition of our customers;

•	the effect of consolidation in the retail industry, including the closure of customer doors, and the uncertainty resulting therefrom; and

•	inventory reduction initiatives and other factors affecting customer buying patterns, including retail space committment to fragrances and cosmetics.

We may be adversely affected by domestic and international economic conditions and other events that impact consumer confidence and demand.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Domestic or international general economic downturns, including periods of inflation or high gasoline prices or declining consumer confidence, may affect consumer purchasing patterns and result in reduced net sales to our customers. In addition, any reductions in travel or increases in restrictions on travelers’ ability to transport our products on airplanes due to general economic downturns, diseases, acts of war or terrorism could result in a material decline in the net sales and profitability of our travel retail business.

The beauty industry is highly competitive and if we cannot effectively compete our business and results of operations will suffer.

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. We compete primarily with global prestige beauty companies, some of whom have greater resources than we have and brands with greater name recognition and consumer loyalty than our brands. Our products also compete with new products that often are accompanied by substantial promotional campaigns. Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to develop new products through product innovations and product line extensions, which involve numerous risks. We may also incur increased expenses in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations. These competitive factors, as well as new product risks, could have an adverse effect on our business prospects, results of operations and financial condition.

Our business strategy depends upon our ability to acquire or license additional brands or secure additional distribution arrangements and obtain the required financing for these agreements and arrangements.

Our business strategy contemplates the continued growth of our portfolio of owned, licensed and distributed brands. Our future expansion through acquisitions, new product licenses or new product distribution arrangements, if any, will depend upon our ability to identify suitable brands to acquire, license or distribute and our ability to obtain the required financing for these acquisitions, licenses or distribution arrangements, and thus depends on the capital resources and working capital available to us. We may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements, or the associated working capital requirements, on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

The success of our business depends, in part, on the demand for celebrity beauty products.

We have license agreements to manufacture, market and distribute a number of celebrity beauty products, including those of Elizabeth Taylor, Britney Spears, Hilary Duff, Danielle Steel and Mariah Carey. In fiscal 2007, we derived approximately 20% of our net sales from these celebrity beauty products. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity and the celebrity’s reputation. To the extent that the celebrity fragrance category or a particular celebrity ceases to be appealing to consumers or a celebrity’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially and the duration of the applicable license agreement may be shortened.

We may not be able to successfully and cost-effectively integrate acquired businesses or new brands.

Acquisitions entail numerous integration risks and impose costs on us that could materially adversely affect our business and financial results, including:

•	difficulties in assimilating acquired operations or products, including disruptions to our operations or the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence or assumption of additional debt and liabilities; and

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets.

Our business could be adversely affected if we are unable to successfully protect our intellectual property rights.

The market for our products depends to a significant extent upon the value associated with our trademarks and trade names. We own, or have licenses or other rights to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major owned and licensed products both in the U.S. and in other countries where such products are principally sold. We also cannot assure you that the owners of the trademarks that we license can or will successfully maintain their intellectual property rights or that we will be able to comply with the terms set forth in the applicable license agreements, including among other things payment of minimum royalties, minimum marketing expenses and maintenance of certain levels of sales. Although most of our brand names are registered in the U.S. and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and trade names may be substantial.

If other parties infringe on our intellectual property rights or the intellectual property rights that we license, the value of our brands in the marketplace may be diluted. In addition, any infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. We may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could materially adversely affect our business, prospects, results of operations and financial condition.

We are subject to risks related to our international operations.

We operate on a global basis, with sales in approximately 90 countries. Approximately 37% of our fiscal 2007 net sales were generated outside of the United States. Our international operations could be adversely affected by:

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•	changes in, or our unfamiliarity with, foreign laws and regulations;

•	difficulties in staffing and managing international operations; and

•	changes in social, political, legal and other conditions.

Fluctuations in foreign exchange rates could adversely affect our results of operations and cash flows.

Our functional currency is the U.S. dollar. Our results of operations, debt, interest expense and a significant portion of our overhead expenses are reported in U.S. dollars. Approximately 37% of our net sales for fiscal 2007 were from our international operations, with a substantial portion of this amount denominated in currencies other than the U.S. dollar. Outside the United States, our sales and costs are denominated in a variety of currencies including the Euro, British pound, Swiss franc and Canadian and Australian dollar. A significant weakening of the currencies in which we generate sales relative to the U.S. dollar may adversely affect our ability to meet our U.S. dollar obligations and could adversely affect our results of operations and cash flows used to fund working capital.

Our quarterly results of operations fluctuate due to seasonality and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.

We generate a significant portion of our net income in the first half of our fiscal year as a result of the seasonality of sales combined with fixed operating expenses, interest expense and quarterly depreciation and amortization charges. Similarly, our working capital needs are greater during the first half of the fiscal year. In addition, we may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including new product launches, the timing of customer orders and additions or losses of brands or distribution rights. If we were to experience a significant shortfall in sales or internally generated funds, we may not have sufficient liquidity to fund our business.

Our level of debt and debt service obligations, and the restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes, may reduce our operating and financial flexibility and could adversely affect our business and growth prospects.

At June 30, 2007, we had total debt of approximately $323 million, including $225 million in aggregate principal amount outstanding under our 7 3/4% senior subordinated notes and $98 million outstanding on our revolving credit facility. Our indebtedness could adversely impact our business, prospects, results of operations and financial condition by; increasing our vulnerability to general adverse economic and industry conditions; restricting our ability to consummate acquisitions; requiring us to use cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements; and imposing operating and financial restrictions that may limit our operating and financial flexibility.

Specifically, our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes limit or otherwise affect our ability to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create or permit certain liens, other than customary and ordinary liens;

•	sell assets other than in the ordinary course of our business;

•	invest in other entities or businesses; and

•	consolidate or merge with or into other companies or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. Our revolving credit facility also requires us to maintain specified amounts of borrowing availability or maintain a debt service coverage ratio. Our ability to meet these conditions and our ability to service our debt obligations will depend upon our future operating performance, which can be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. If our actual results deviate significantly from our projections, we may not be able to service our debt or remain in compliance with the conditions contained in our revolving credit facility, and we would not be allowed to borrow under the revolving credit facility. If we were not able to borrow under our revolving credit facility, we would be required to develop an alternative source of liquidity. We cannot assure you that we could obtain replacement financing on favorable terms or at all.

A default under our revolving credit facility could also result in a default under our indenture for our 7 3/4% senior subordinated notes. Upon the occurrence of an event of default under our indenture, all amounts outstanding under our other indebtedness may be declared to be immediately due and payable. If we were unable to repay amounts due on our secured debt, the lenders would have the right to proceed against the collateral granted to them to secure that debt.

Our success depends, in part, on the quality, efficacy and safety of our products.

Our success depends, in part, on the quality, efficacy and safety of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our customers’ standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on our business, prospects, results of operations or financial condition.

Our success depends upon the retention and availability of key personnel and the succession of senior management.

Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel. In addition, if we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business, prospects, results of operations and financial condition may be materially adversely affected.

Our business is subject to regulation in the United States and internationally.

The manufacturing, distribution, formulation, packaging and advertising of our products and those we distribute are subject to numerous and complicated federal, state and foreign governmental regulations. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, our results of operation and financial condition may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations (including product liability, intellectual property, consumer laws, privacy laws and product regulation), as well as changes in accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

The market price of our common stock may fluctuate as a result of a variety of factors.

The market price of our common stock could fluctuate significantly in response to various factors, many of which are beyond our control, including:

•	volatility in the financial markets;

•	actual or anticipated variations in our quarterly or annual financial results;

•	announcements or significant developments with respect to beauty products or the beauty industry in general;

•	general economic and political conditions; and

•	governmental policies and regulations.

We are subject to risks associated with our reliance on global information systems.

We have information systems that support our business processes, including marketing, sales, order processing, distribution, finance and intracompany communications throughout the world. These systems may be susceptible to outages due to fire, floods, tornadoes, hurricanes, power loss, telecommunications failures, and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations. In addition, from time to time we must upgrade or enhance our systems to support our business and its growth, which may require substantial investment and dedication of management resources. Any failure to properly maintain or upgrade our systems to accommodate our actual or anticipated growth, or to implement any such upgrades on a timely and cost-effective basis, may adversely affect our business and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of the filing of this Annual Report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

United States.    Our corporate headquarters are located in Miramar, Florida, where we lease approximately 35,000 square feet of general office space. The lease expires May 31, 2011. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2013. We also lease a 76,000-square foot warehouse in Roanoke to coordinate returns processing that is leased through December 2009. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease 62,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2011. We lease approximately 33,000 square feet of general offices primarily for our marketing operations in New York City under a lease that expires in April 2016.

International.    Our international operations are headquartered in offices in Geneva, Switzerland under a lease that expires in December 2007. We also lease sales offices in Australia, Austria, Canada, China, Denmark, Dubai, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain, Taiwan, and the United Kingdom, and a small distribution facility in Puerto Rico. We own a small manufacturing and distribution facility in South Africa primarily to manufacture and distribute local requirements of our products.

ITEM 3.    LEGAL PROCEEDINGS

In October 2005, we received a demand from Mystic Tan, Inc., a licensee of certain of our patents, alleging that we had breached the license agreement with them, indicating that it would not pay any further royalties and requesting that we return approximately $3 million in royalty payments already made. We believe that we have not breached the license agreement and that the licensee is obligated to continue to make royalty payments. In November 2006, we filed a lawsuit against the licensee in the U.S. District Court for the Southern District of New York seeking recovery of our damages for breach of contract. In April 2007, the licensee filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also seeks declaratory relief that the licensee is not obligated to make further royalty payments and is entitled to recover approximately $3 million in royalty payments already made plus interest. We are not able to determine the ultimate outcome of this action or estimate the possible loss or range of loss relating to the licensee’s claim, but we believe the ultimate outcome will not have a material adverse effect on our financial position, results of operations or cash flows.

In May 2007, we settled an action filed against us in August 2006 by Dr. Amy Lewis. Dr. Lewis filed the action in the U.S. District Court for the Southern District of New York, alleging that our use of her quote in product advertisements was unauthorized and constituted a false endorsement, false advertising, invasion of privacy, trademark dilution and disparagement, a violation of the right to publicity, fraud and unjust enrichment. Dr. Lewis sought to enjoin our use of her name and advertising, and damages of no less than $2,000,000, including payments of profits associated with the relevant product, and exemplary and treble damages. Under the terms of the settlement, and without admitting any liability, we paid Dr. Lewis $95,000.

The Company is a party to a number of other legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company’s business, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2005 through June 30, 2007.

Quarter Ended	High	Low
6/30/07	$24.73	$21.64
3/31/07	$22.97	$17.41
12/31/06	$19.74	$16.06
9/30/06	$19.04	$13.63
6/30/06	$23.60	$16.48
3/31/06	$24.58	$18.83
12/31/05	$22.43	$18.28
9/30/05	$25.31	$20.25

Holders.    As of September 5, 2007, there were 405 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends.    We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our revolving credit facility and the indentures relating to our 7  3 /4% senior subordinated notes due 2014 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and a fixed charge coverage ratio after the payment of the dividends. See Notes 9 and 10 to the Notes to Consolidated Financial Statements.

Performance Graph.    The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the companies in the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the 65 month period from January 31, 2002 through June 30, 2007 (in June 2004, we changed our fiscal year end from January 31 to June 30).

The peer group is a good representation of consumer products and beauty companies with similar market capitalizations and/or products as our company. The publicly traded companies in the peer group are Avon Products, Inc., Chattem, Inc., The Estee Lauder Companies, Inc., Inter Parfums, Inc. and Revlon, Inc. The graph and table assume that $100 was invested on January 31, 2002 in each of the Russell 2000 Index and the peer group and our common stock, and that all dividends were reinvested.

	Fiscal Years Ending
	January 31,			June 30,
	2002	2003	2004(*)	2005(*)	2006	2007
Elizabeth Arden, Inc.	100.0	120.86	201.39	232.50	177.73	241.15
Russell 2000 Index	100.0	78.13	123.46	138.26	158.41	184.44
Peer Group	100.0	101.35	133.79	156.14	133.08	164.39

*	As a result of the change in fiscal year end, the measurement point from January 31, 2004 to June 30, 2005 covers a period of 17 months which includes the five-month transition period from February 1, 2004 through June 30, 2005 and the fiscal year period from July 1, 2004 through June 30, 2005.

Equity Compensation Plan Information

The following table sets forth information concerning our common stock authorized for issuance under our equity compensation plans at June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,397,968	$15.31	1,358,469	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	3,397,968	$15.31	1,358,469	(1)

(1)	Of these shares of common stock, 636,192 remained available for issuance at June 30, 2007, under the Elizabeth Aden, Inc. 2002 Employee Stock Purchase Plan. See Note 16 to the Notes to Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers’ retail calendars. See our website www.elizabetharden.com\Corporate Info for unaudited financial results for the twelve months ended June 30, 2004, and 2003.

	Years Ended June 30,						Five Months Ended June 30, 2004		Years Ended January 31,
(Amounts in thousands, except per share data)	2007		2006		2005				2004		2003
Selected Statement of Income Data
Net sales	$1,127,476		$954,550		$920,538		$222,784		$814,425		$752,041
Gross profit	461,319		404,072		411,364		88,284		335,777		307,413
Income (loss) from operations	74,006		68,257		78,533		(32,314)		72,330		68,209
Debt extinguishment charges	—		758		—		3,874		34,808		—
Net income (loss)	37,334		32,794		37,604		(31,843)		2,036		18,150
Accretion and dividend on preferred stock	—		—		—		762		3,502		3,653
Accelerated accretion on converted preferred stock	—		—		—		19,090		18,584		—
Net income (loss) attributable to common shareholders	37,334		32,794		37,604		(51,695)		(20,050)		14,497

Selected Per Share Data
Earnings (loss) per common share
Basic	$1.35	(1)	$1.15	(1)	$1.35	(2)	$(2.08	)(3)	$(1.02	)(4)	$0.82
Diluted	$1.30	(1)	$1.10	(1)	$1.25	(2)	$(2.08	)(3)	$(1.02	)(4)	$0.78
Weighted average number of common shares
Basic	27,607		28,628		27,792		24,885		19,581		17,757
Diluted	28,826		29,818		30,025		24,885		19,581		23,200

Other Data
EBITDA(5)	$98,524		$89,608		$100,038		$(27,495)		$58,374		$90,984
Net cash provided by (used in) operating activities	58,816		65,276		35,549		(46,591)		45,801		28,620
Net cash used in investing activities	110,518		24,335		17,508		4,138		11,365		13,007
Net cash provided by (used in) financing activities	53,120		(37,584)		(15,785)		(15,080)		31,196		(9,753)

	Years Ended June 30,						Five Months Ended June 30, 2004		Years Ended January 31,
	2007		2006		2005				2004		2003
Selected Balance Sheet Data
Cash	$30,287		$28,466		$25,316		$23,494		$89,087		$22,663
Inventories	380,232		269,270		273,343		258,638		193,382		200,876
Working capital	298,165		280,942		275,628		191,872		220,843		216,461
Total assets	939,175		759,903		719,897		663,686		698,079		627,620
Short-term debt	97,640		40,000		47,700		65,900		—		2,068
Long-term debt, including current portion	225,655		225,951		233,802		238,566		325,089		320,329
Convertible, redeemable preferred stock	—		—		—		—		10,793		15,634
Shareholders’ equity	320,927		277,847		259,200		202,060		210,959		131,844

(1)	We adopted SFAS 123R, Share-Based Payment, on July 1, 2005, for the year ended June 30, 2006 and subsequent periods. For the year ended June 30, 2007, share-based payment expenses resulting from the application of SFAS 123R and restructuring charges reduced basic and fully diluted earnings per share by $0.20 per share. For the year ended June 30, 2006, share-based payment expenses resulting from the application of SFAS 123R, restructuring and debt extinguishment charges reduced basic and fully diluted earnings per share by $0.20 and $0.19 per share, respectively.
(2)	Reflects a reduction in basic and fully diluted earnings per share of $0.06 and $0.05 per share, respectively, as a result of the impairment charge related to the sale of the Miami Lakes facility in June 2005.

(3)	Reflects a reduction in basic and diluted loss per share of $0.89 per share, as a result of the accelerated accretion on the conversion of our Series D convertible preferred stock into common stock in April 2004 and June 2004 and debt extinguishment and restructuring charges.
(4)	Reflects a reduction in basic and diluted earnings per share of $2.09 and $1.99 per share, respectively, as a result of the accelerated accretion on the conversion of our Series D convertible preferred stock into common stock in October 2003 and debt extinguishment and restructuring charges.
(5)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	it does not reflect any cash income taxes that we may be required to pay; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

	Years Ended June 30,						Five Months Ended June 30, 2004		Years Ended January 31,
(Amounts in thousands)	2007		2006		2005				2004		2003
Net income (loss)	$37,334		$32,794		$37,604		$(31,843)		$2,036		$18,150
Provision for (benefit from) income taxes	7,474		11,281		17,403		(14,188)		(4,112)		7,059
Interest expense	29,198		23,424		23,526		9,835		39,593		43,075
Depreciation and amortization	24,518		22,109		21,505		8,701		20,857		22,700

EBITDA	$98,524	(a)	$89,608	(b)	$100,038	(c)	$(27,495	)(d)	$58,374	(e)	$90,984

(a)	Includes $4.7 million of share-based payment expenses resulting from the application of SFAS 123R and $2.1 million of restructuring charges.
(b)	Includes $5.8 million of share-based payment expenses resulting from the application of SFAS 123R, $1.2 million of restructuring charges and $0.8 million of debt extinguishment charges.
(c)	Includes an impairment charge related to the sale of the Miami Lakes facility of $2.2 million.
(d)	Includes debt extinguishment and restructuring charges of $3.9 million and $1.3 million, respectively.
(e)	Includes debt extinguishment and restructuring charges of $34.8 million and $2.3 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company. We sell fragrance, skin care and color cosmetic products in the United States primarily to department stores and mass retailers, as well as internationally in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 400 fragrance, skin care and cosmetic brands through brand ownership, brand licensing and distribution arrangements. In addition to approximately 100 prestige brands we own or license, we also distribute over 300 additional prestige fragrance brands manufactured by other beauty companies principally to mass retailers in the United States. Our portfolio of owned and licensed fragrance brands includes the Elizabeth Arden fragrance brands: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, and Elizabeth Arden Mediterranean; the Elizabeth Taylor fragrance brands: White Diamonds and Elizabeth Taylor’s Passion; the Britney Spears fragrance brands: curious Britney Spears, fantasy Britney Spears and Britney Spears believe; the Mariah Carey fragrance M by Mariah Carey; the Hilary Duff fragrance with Love...Hilary Duff; the Danielle Steel fragrance Danielle by Danielle Steel; the fragrance brands White Shoulders, Giorgio and Giorgio Red; the men’s fragrances Daytona 500, HUMMERTM Fragrance for Men , and PS Fine Cologne for Men; and the designer fragrance brands of Alfred Sung, Badgley Mischka, Bob Mackie, GANT, Lulu Guinness, Nanette Lepore, Geoffrey Beene and Halston. Our skin care brands include Ceramide, Intervene, Eight Hour Cream and PREVAGETM, and our cosmetic products include the Elizabeth Arden brand lipstick, foundation and color cosmetic products.

Our business strategy to increase net sales, operating margins and earnings is based on (a) growing the sales of our existing brand portfolio through new product launches and increased advertising and marketing activities, (b) acquiring control of additional prestige brands through licensing opportunities and acquisitions, (c) expanding the offering of prestige fragrance products that we distribute on behalf of other beauty companies to mass retail customers, (d) implementing initiatives to improve our cost structure and working capital efficiencies, and (e) developing our business in emerging markets.

We manage our business by evaluating net sales, EBITDA (as defined in Note 5 under Item 6 “Selected Financial Data”) and working capital utilization (including monitoring our levels of inventory, accounts receivable and operating cash flow). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Factors That May Affect Future Results.”

On August 11, 2006, we completed the acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC, a distributor of prestige fragrances to mass retail customers in North America for over 20 years. This acquisition helped to expand our North American fragrance business and increase our market share with our mass retail customers. In addition, on June 29, 2006, we acquired the brand licenses and certain assets of Riviera Concepts Inc. The acquired brands included the designer fragrance brands of Alfred Sung, Badgley Mischka, Lulu Guinness, Nanette Lepore, and Bob Mackie and the HUMMER™ Fragrance for Men. During fiscal 2007, we also acquired the exclusive worldwide license for the Giorgio Beverly Hills brand. We believe the acquisition of these fragrance brands has complemented our fragrance portfolio.

For fiscal 2008, our key focus will be on improving our operating margins, cash flow from operations and return on invested capital. We are implementing a variety of initiatives relating to our extended supply chain, logistics functions and enterprise information systems that we believe will provide improved operating and financial performance.

Our financial results for the fiscal year ending June 30, 2008, will also depend on our ability to successfully launch new products, particularly our new fragrances for Mariah Carey and Britney Spears, to successfully introduce our fragrance brands to additional retailers and to continue to grow our international sales. New product introductions require additional upfront spending for marketing, development and promotional expenses. To the extent one or more of our new product introductions or our efforts to expand operating margins or grow international sales are not as successful as we had planned, it could result in a reduction of our profitability and cash flow.

Critical Accounting Policies and Estimates

We consider the following accounting policies important in understanding our operating results and financial condition. See Note 1 to the Notes to Consolidated Financial Statements — “General Information and Summary of Significant Accounting Policies,” for a discussion of these and other accounting policies.

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

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ, and the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment is determining the fair value and useful lives of intangible assets. In this process, we often obtain the assistance of third party valuation firms for certain intangible assets.

Our intangible assets consist of exclusive brand licenses, trademarks and other intellectual property, customer relationships and lists, non-compete agreements and goodwill. The value of these assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We review intangible assets and goodwill for impairment at least annually. Our intangibles are reviewed for impairment or reconsideration of the useful life assigned as circumstances dictate using the guidance of applicable accounting literature.

We have determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2007, we performed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analyses and assessments of these assets indicated that no impairment adjustment was required.

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

Share-Based Compensation.    All share-based payments to employees, including the grants of employee stock options, are recognized in the financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations and as a percentage of net sales for the years ended June 30, 2007, 2006 and 2005. (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Years Ended June 30,
	2007		2006		2005
Net sales(1)	$1,127,476	100.0%	$954,550	100.0%	$920,538	100.0%
Cost of sales	666,157	59.1	550,478	57.7	509,174	55.3
Gross profit	461,319	40.9	404,072	42.3	411,364	44.7
Selling, general and administrative expenses	362,795	32.2	313,706	32.9	309,170	33.6
Impairment charge related to the sale of the Miami Lakes facility			—	—	2,156	0.2
Depreciation and amortization	24,518	2.2	22,109	2.3	21,505	2.3
Income from operations	74,006	6.6	68,257	7.2	78,533	8.5
Interest expense	29,198	2.6	23,424	2.5	23,526	2.6
Debt extinguishment charges	—	—	758	0.1	—	—
Income before income taxes	44,808	4.0	44,075	4.6	55,007	6.0
Provision for income taxes	7,474	0.7	11,281	1.2	17,403	1.9
Net income	37,334	3.3	32,794	3.4	37,604	4.1

	Years Ended June 30,
	2007		2006		2005
Other data:
EBITDA and EBITDA margin(2)	$98,524	8.7%	$89,608	9.4%	$100,038	10.9%

(1)	The following chart represents our net sales to customers in the U.S. and internationally during the years ended June 30, 2007, 2006 and 2005:

	Years Ended June 30,
	2007		2006		2005
United States	$706,510	63%	$576,633	60%	$571,374	62%
International	420,966	37%	377,917	40%	349,164	38%

Total	$1,127,476	100%	$954,550	100%	$920,538	100%

(2)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 5 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Net Sales.    Net sales increased 18.1%, or approximately $173 million, for the year ended June 30, 2007, compared to the year ended June 30, 2006. Excluding the favorable impact of foreign currency translation, net sales increased 16.7%. The increase is due to approximately $134 million, or 18.8%, of higher fragrance sales primarily from the Sovereign acquisition and the introduction of new brands, including the with Love...Hilary Duff fragrance, the Danielle by Danielle Steel fragrance and the Riviera brands, and approximately $39 million, or 16.2%, of higher sales of Elizabeth Arden branded skin care and color products. The increase in fragrance sales reflects the loss of distributed brands previously manufactured by Unilever Cosmetics and lower sales of Britney Spears fragrances, as we did not launch a major Britney Spears product this fiscal year as compared to last year. Pricing changes had an immaterial effect on net sales.

Gross Profit.    Gross profit increased by 14.2% for the year ended June 30, 2007, compared to the year ended June 30, 2006. The increase in gross profit was primarily due to the higher sales volumes. Gross margin decreased to 40.9% for the year ended June 30, 2007, from 42.3% for the year ended June 30, 2006 due to (i) a higher proportion of our net sales coming from distributed fragrances, which traditionally operate at lower gross margins than our owned and licensed fragrance brands, primarily as a result of the Sovereign acquisition, and (ii) transition costs associated with the Riviera and Sovereign acquisitions.

SG&A.    Selling, general and administrative expenses increased 15.6%, or approximately $49.1 million, for the year ended June 30, 2007, compared to the year ended June 30, 2006. The increase was principally due to employee compensation costs of $22.0 million that were primarily incentive related, higher advertising, promotional, royalty and product development costs of $11.3 million mainly related to new fragrance launches, the unfavorable effect of foreign exchange rates of $5.0 million, and costs of $2.1 million associated with our restructuring plans announced in May 2006, primarily in our European operations. Also contributing to the increase were transition costs associated with the Riviera and Sovereign acquisitions.

Depreciation and Amortization.    Depreciation and amortization increased by 10.9% for the year ended June 30, 2007, compared to the year ended June 30, 2006. The increase is primarily a result of the amortization of intangible assets associated with the Riviera and Sovereign acquisitions and higher depreciation costs due to the higher level of capital additions during the fiscal years ended June 30, 2007 and 2006 as compared to the prior period.

Interest Expense.    Interest expense, net of interest income, increased by 24.6% for the year ended June 30, 2007 compared to the year ended June 30, 2006. The increase is a result of higher average borrowings under our credit facility primarily due to the payment of approximately $90.4 million of cash for the Sovereign acquisition.

Debt Extinguishment Costs.    On February 1, 2006, we redeemed the remaining $8.8 million aggregate principal amount of our 11 3/4 % senior secured notes due 2011 at the redemption price of 105.875% of their par amount plus accrued interest. As a result of the redemption, we incurred a pre-tax debt extinguishment charge of approximately $0.8 million. See Note 10 to the Notes to Consolidated Financial Statements.

Provision for Income Taxes.    A provision for income taxes of approximately $7.5 million was recorded for the year ended June 30, 2007, compared to approximately $11.3 million for the year ended June 30, 2006, due to a lower effective tax rate and higher interest expense. The income tax provision for the year ended June 30, 2007, reflects an adjustment to the annual effective tax rate for increased earnings contributions from our worldwide affiliates, which generally have tax rates lower than the U.S. federal statutory rate, as well as an adjustment to record a benefit from research and development tax credits attributable to prior years and the reversal of a valuation allowance associated with the tax benefit for net operating losses generated by certain international subsidiaries, which are now expected to be utilized. The effective tax rate for the years ended June 30, 2007 and 2006 was 16.7% and 25.6%, respectively. See Note 13 to the Notes to Consolidated Financial Statements.

Net Income.    Net income increased by 13.8% for the year ended June 30, 2007 to $37.3 million as compared to $32.8 million for the year ended June 30, 2006. The increase was primarily a result of a decrease in the provision for income taxes due to a lower effective tax rate and higher income from operations due to higher net sales, partially offset by higher interest expense.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by 10%, or $8.9 million, to $98.5 million for the year ended June 30, 2007 compared to $89.6 million for the year ended June 30, 2006. The increase in EBITDA was primarily the result of higher net sales and gross profit, partially offset by higher selling, general and administrative expenses. For a reconciliation of net income to EBITDA for the years ended June 30, 2007 and 2006, see Note 5 under Item 6 “Selected Financial Data.”

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

Depreciation and Amortization.    Depreciation and amortization increased 2.8% for the year ended June 30, 2006, compared to the year ended June 30, 2005, primarily due to higher amortization costs resulting from the addition of the PREVAGETM license and the acquisition of intangible assets from our former distributors in the People’s Republic of China and Taiwan.

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

Debt Extinguishment Costs.    On February 1, 2006, we redeemed the remaining $8.8 million aggregate principal amount of our 11 3/4% senior secured notes due 2011 at the redemption price of 105.875% of their par amount plus accrued interest. As a result of the redemption, we incurred a pre-tax debt extinguishment charge in the year ended June 30, 2006 of approximately $0.8 million. See Note 10 to the Notes to Consolidated Financial Statements.

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

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $10.4 million to $89.6 million for the year ended June 30, 2006 compared to $100.0 million for the year ended June 30, 2005. The decrease in EBITDA was primarily the result of a lower gross profit, higher selling, general and administrative expenses and the debt extinguishment charge related to the redemption of the remaining $8.8 million aggregate principal amount of 11 3/4% senior secured notes due 2011, partially offset by the $2.2 million impairment charge during the year ended June 30, 2005 related to the sale of the Miami Lakes facility. For a reconciliation of net income to EBITDA for the years ended June 30, 2006 and 2005, see Note 5 under Item 6 “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In the year ended June 30, 2007, approximately 59% of our net sales were made during the first half of the fiscal year. Due to the size and timing of certain orders from our customers and new product launches, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

We experience seasonality in our working capital, with peak inventory levels normally from July to October and peak receivable balances normally from September to December. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of December, January and February of each year, cash is normally generated as customer payments on holiday season orders are received.

Liquidity and Capital Resources

	Years Ended June 30,
(Amounts in thousands)	2007	2006	2005
Net cash provided by operating activities	$58,816	$65,276	$35,549
Net cash used in investing activities	(110,518)	(24,335)	(17,508)
Net cash provided by (used in) financing activities	53,120	(37,584)	(15,785)
Net increase in cash and cash equivalents	1,821	3,150	1,822

Cash Flows.    Net cash provided by operating activities was $6.5 million lower for the year end June 30, 2007 as compared to June 30, 2006, as an increase in inventories, primarily due to new brands and the Sovereign acquisition, was partially offset by higher accounts payable and other payables and accrued liabilities primarily due to the timing of payments.

Net cash provided by operating activities improved by approximately $30 million for the year ended June 30, 2006 as compared to the year ended June 30, 2005. The improvement was primarily due to a reduction of inventory that generated approximately $29 million of additional cash as compared to the prior year and accounts receivable that generated approximately $17 million of additional cash as compared to the prior year. This improvement was partially offset by a decrease in accounts payables and other payables and accrued expenses of approximately $6 million, and lower earnings of approximately $5 million.

Net cash used in investing activities increased by approximately $86 million for the year ended June 30, 2007 as compared to the year ended June 30, 2006. The increase in net cash used in investing activities is primarily a result of approximately $90 million in cash paid in connection with the Sovereign acquisition. Additionally, we realized approximately $10 million of cash proceeds from the sale of our Miami Lakes facility in the prior year period.

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

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2007, 2006 and 2005:

	Years Ended June 30,
(Amounts in thousands)	2007	2006	2005
Additions to property and equipment	$(19,031)	$(19,225)	$(15,408)
Proceeds from disposals of property and equipment	—	9,945	—
Acquisition of licenses and distributor assets	(91,487)	(15,055)	(2,100)

Total	$(110,518)	$(24,335)	$(17,508)

We currently expect to incur approximately $25 million in capital expenditures in the year ending June 30, 2008, primarily for in-store counters and computer hardware and software.

For the year ended June 30, 2007, net cash provided by financing activities was approximately $53 million, as compared to approximately $38 million of net cash used in financing activities for the year ended June 30, 2006. The increase was primarily due to additional borrowings under our credit facility used to fund a portion of the purchase price for the Sovereign acquisition in August 2006 and other payments related to the Riviera acquisition in June 2006. Share repurchases totaled approximately $8.5 million and $25 million, in the years ended June 30, 2007 and 2006, respectively. See Notes 9 and 15 to the Notes to Consolidated Financial Statements.

Net cash used in financing activities increased by approximately $22 million for the year ended June 30, 2006 as compared to the year ended June 30, 2005. The increase in net cash used in financing activities for the year ended June 30, 2006 was primarily due to approximately $25 million used to repurchase common stock and for the redemption of the remaining $8.8 million aggregate principal amount of 11 3/4% senior secured notes due 2011on February 1, 2006 (See Notes 10 and 15 to the Notes to Consolidated Financial Statements), partially offset by payments on the revolving credit facility and a decrease in working capital requirements.

Interest paid during the year ended June 30, 2007, included approximately $17 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $11 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2006, included approximately $17 million of interest payments on the 7 3/4% senior subordinated notes, swap termination costs of approximately $3 million related to the 7 3/4% senior subordinated notes and $5 million paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2005 included approximately $18 million of interest payments on the 7 3/4% senior subordinated notes that covered the period from the January 13, 2004 date of issuance through February 15, 2005.

Debt and Contractual Financial Obligations and Commitments.    At June 30, 2007, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Amounts in thousands)
Long-term debt, including current portion(1)	$227,813	$1,125	$1,688	$—	$225,000
Interest payments on long-term debt(2)	113,465	17,521	34,912	34,876	26,156
Operating lease obligations	66,300	15,501	25,897	16,860	8,042
Purchase obligations(3)	397,129	249,685	134,621	12,823	—
Other long-term obligations(4)	22,979	6,333	16,646	—	—

Total	$827,686	$290,165	$213,764	$64,559	$259,198

(1)

Total scheduled maturities do not include approximately $2.2 million of swap termination costs that were recorded as a reduction to long-term debt and are to be amortized to interest expense over the remaining life of the 7 3/4% senior subordinated notes due 2014.

(2)

Consists of interest at the rate of 7 3/4 % per annum on the $225 million aggregate principal amount of 7 3/4% senior subordinated notes due 2014 and interest at the rate 4.15% per annum on the $3.4 million promissory term note assumed in connection with the acquisition of certain assets of Riviera Concepts Inc.

(3)	Consists of purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(4)	Includes contingent consideration paid to Sovereign in September 2007 of $6.3 million and consideration potentially payable to Sovereign and Riviera of $8.6 million and $5.7 million, respectively. See Note 12 to the Notes to Consolidated Financial Statements.

At June 30, 2007, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $60.3 million through 2011, compared with $75.2 million through 2011 at June 30, 2006.

Future Liquidity and Capital Needs.    Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, new product launches, additional brand acquisitions or product distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase our common stock and senior subordinated notes. We have historically financed, and we expect to continue to finance, our needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis of up to $250 million with a $25 million sub limit for letters of credit. Pursuant to an August 2007 amendment to the credit facility, the credit facility was increased to $300 million until October 31, 2007, and to $275 million from November 1, 2007 until November 15, 2007. After November 15, 2007, the credit facility provides for borrowings up to $250 million. Under the terms of the credit facility we may, at any time, increase the size of the credit facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. In addition, from August 15, 2007 until October 31, 2007, we have temporary additional borrowing availability of $25 million above the borrowing availability that is supported by our level of eligible accounts receivable and inventory (as described below). The credit facility expires in December 2012.

The credit facility is guaranteed by all of our U.S. subsidiaries and is collateralized by a first priority lien on all of our U.S. accounts receivable and U.S. and Canada inventory. Except for the temporary additional borrowing availability described above, borrowings under the credit facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of our inventory, as determined pursuant to the terms of the credit facility. Our obligations under the credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the year ended June 30, 2007. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing availability of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31 after the applicable payment. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings is 1.00% higher. As of June 30, 2007, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the years ended June 30, 2007 and 2006, the weighted average annual interest rate on borrowings under the Company’s Credit Facility was 7.1% and 6.3%, respectively.

As of June 30, 2007, we had $98 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the credit facility, approximately $237 million of eligible receivables and inventories available as collateral under the credit facility, and remaining borrowing availability of approximately $139 million.

As of June 30, 2007, we had outstanding $225 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4 % senior subordinated notes are guaranteed by our U.S. subsidiaries: DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. The indentures pursuant to which the 7 3/4% senior subordinated notes were issued provide that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15th and August 15th of each year. The indentures generally permit us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indentures generally limit our ability to create liens, merge or transfer or sell assets. The indentures also provide that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indentures).

We believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands, new product launches or distribution arrangements.

Repurchases of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40.0 million of our common stock through March 31, 2007. On November 2, 2006, our board of directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of June 30, 2007, we have repurchased 1,862,169 shares of common stock, at an average price of $18.19 per share on the open market, at a cost of approximately $33.9 million, including sales commissions. For the year ended June 30, 2007, we repurchased 524,042 shares of common stock, at an average price of $16.30 per share on the open market, at a cost of approximately $8.5 million, including sales commissions. These repurchases are accounted for under the treasury method. There were no repurchases of common stock during the three months ended June 30, 2007.

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

New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective for us for the fiscal year beginning July 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for us for the fiscal year ending June 30, 2007 and permits a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available to select financial instruments and is irrevocable once applied. SFAS 159 is effective for us beginning July 1, 2008. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A — “Risk Factors” of this Annual Report on Form 10-K.

•

factors affecting our relationships with our customers or our customers’ businesses, including the absence of contracts with customers, our customers’ financial condition, and changes in the retail, fragrance and cosmetic industries, such as the consolidation of retailers and the associated closing of retail doors as well as retailer inventory control practices;

•	our reliance on third-party manufacturers for substantially all of our owned and licensed products and our absence of contracts with suppliers;

•

delays in shipments, inventory shortages and higher costs of production due to the loss of or disruption in our distribution facilities or at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for our products;

•

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact consumer confidence and demand;

•	our ability to protect our intellectual property rights;

•	the success, or changes in the timing or scope of, our new product launches, advertising and merchandising programs;

•	the quality, safety and efficacy of our products;

•	the impact of competitive products and pricing;

•	risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, and political instability in certain regions of the world;

•

our ability to implement our growth strategy and acquire or license additional brands or secure additional distribution arrangements, to successfully and cost-effectively integrate acquired businesses or new brands, and to finance our growth strategy and our working capital requirements;

•	our level of indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and the indenture for our 7 3/4% senior subordinated notes;

•	changes in product mix to less profitable products;

•	the retention and availability of key personnel;

•

changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards or critical accounting estimates; and

•	other unanticipated risks and uncertainties

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

Interest Rate Risk

As of June 30, 2007, we had $98 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the year ended June 30, 2007, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2007 would have increased or decreased by approximately $3.0 million.

Foreign Currency Risk

We sell our products in approximately 90 countries around the world. During the years ended June 30, 2007 and 2006 we derived approximately 37% and 40%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. As of June 30, 2007, our subsidiaries outside the United States held approximately 29% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in “Accumulated other comprehensive income” in our consolidated balance sheets.

As of June 30, 2007, we had notional amounts of 74.8 million Euros and 37.3 million British pounds under foreign currency contracts that expire between July 31, 2007 and June 29, 2009 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2007, we had notional amounts of 20.3 million Canadian dollars under foreign currency contracts that expire between July 31, 2007 and June 29, 2009 to reduce the exposure of our Canadian subsidiary’s cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the year ended June 30, 2007 was approximately $2.4 million. At June 30, 2007, the unrealized loss, net of taxes associated with these contracts of approximately $1.4 million, is included in accumulated other comprehensive income. The unrealized loss, net of taxes, with respect to foreign currency contracts, increased by approximately $1.0 million during the year ended June 30, 2007.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries’ net balance sheets to fluctuations in foreign currency rates. As of June 30, 2007, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the year ended June 30, 2007 was approximately $1.1 million.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2007 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements that appear in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, has issued an attestation on the Company’s internal control over financial reporting as of June 30, 2007, as stated in their report which is included herein.

E. Scott Beattie	Stephen J. Smith
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

September 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    Elizabeth Arden, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2007 and June 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended June 30, 2006.

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

PricewaterhouseCoopers LLP
New York, New York
September 6, 2007

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	As of
	June 30, 2007	June 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$30,287	$28,466
Accounts receivable, net	214,972	181,080
Inventories	380,232	269,270
Deferred income taxes	17,427	15,471
Prepaid expenses and other assets	22,675	21,633

Total current assets	665,593	515,920

Property and equipment, net	42,471	34,681
Exclusive brand licenses, trademarks and intangibles, net	224,611	201,534
Debt financing costs, net	5,777	6,741
Other	723	1,027

Total assets	$939,175	$759,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$97,640	$40,000
Accounts payable—trade	180,532	134,006
Other payables and accrued expenses	88,131	60,409
Current portion of long-term debt	1,125	563

Total current liabilities	367,428	234,978

Long-term Liabilities
Long-term debt	224,530	225,388
Deferred income taxes and other liabilities	26,290	21,690

Total long-term liabilities	250,820	247,078

Total liabilities	618,248	482,056

Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 30,473,294 and 29,869,458 shares issued, respectively	305	299
Additional paid-in capital	265,245	252,565
Retained earnings	85,675	48,341
Treasury stock (1,862,169 and 1,338,127 shares at cost, respectively)	(33,879)	(25,339)
Accumulated other comprehensive income	3,581	1,981

Total shareholders’ equity	320,927	277,847

Total liabilities and shareholders’ equity	$939,175	$759,903

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
Net sales	$1,127,476	$954,550	$920,538
Cost of sales (excludes depreciation of $3,640, $2,478 and $3,151, respectively)	666,157	550,478	509,174

Gross profit	461,319	404,072	411,364

Operating expenses
Selling, general and administrative	362,795	313,706	309,170
Impairment charge related to sale of Miami Lakes facility	—	—	2,156
Depreciation and amortization	24,518	22,109	21,505

Total operating expenses	387,313	335,815	332,831

Income from operations	74,006	68,257	78,533
Other expense
Interest expense	29,198	23,424	23,526
Debt extinguishment charges	—	758	—

Other expense, net	29,198	24,182	23,526

Income before income taxes	44,808	44,075	55,007
Provision for income taxes	7,474	11,281	17,403

Net income	$37,334	$32,794	$37,604

Earnings per common shares:
Basic	$1.35	$1.15	$1.35

Diluted	$1.30	$1.10	$1.25

Weighted average number of common shares:
Basic	27,607	28,628	27,792

Diluted	28,826	29,818	30,025

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2004	28,170	$282	$228,891	$(22,057)	—	$—	$2,806	$(7,862)	$202,060
Issuance of common stock upon exercise of stock options	566	6	5,734	—	—	—	—	—	5,740
Issuance of common stock for employee stock purchase plan	85	1	1,509	—	—	—	—	—	1,510
Common stock issued to an independent contractor	—	—	801	—	—	—	—	—	801
Issuance of restricted stock, net of forfeitures	436	4	10,331	—	—	—	—	(10,335)	—
Mark to market of performance-based restricted stock	—	—	329	—	—	—	—	(329)	—
Amortization of unearned deferred compensation, net of forfeitures	—	—	—	—	—	—	—	6,237	6,237
Tax benefit from exercise of stock options and other stock awards	—	—	2,395	—	—	—	—	—	2,395
Other	—	—	(71)	—	—	—	—	—	(71)
Comprehensive income:
Net income	—	—	—	37,604	—	—	—	—	37,604

Foreign currency translation adjustments	—	—	—	—	—	—	22	—	22

Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging gains arising during the period	—	—	—	—	—	—	4,974	—	4,974
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	2,072	—	2,072

Net unrealized cash flow hedging gain	—	—	—	—	—	—	2,902	—	2,902

Total comprehensive income:	—	—	—	37,604	—	—	2,924	—	40,528

Balance at June 30, 2005	29,257	$293	$249,919	$15,547	—	$—	$5,730	$(12,289)	$259,200

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2005	29,257	$293	$249,919	$15,547	—	$—	$5,730	$(12,289)	$259,200
Change in accounting principle for adoption of SFAS 123R Share-based payment awards (See Note 3)	—	—	(12,150)	—	—	—	—	12,289	139
Issuance of common stock upon exercise of stock options	278	3	3,109	—	—	—	—	—	3,112
Issuance of common stock for employee stock purchase plan	101	1	1,663	—	—	—	—	—	1,664
Common stock issued to an independent contractor	—	—	678	—	—	—	—	—	678
Issuance of restricted stock, net of forfeitures	233	2	(2)	—	—	—	—	—	—
Amortization of share-based awards	—	—	9,348	—	—	—	—	—	9,348
Repurchase of common stock	—	—	—	—	(1,338)	(25,339)	—	—	(25,339)
Comprehensive income:
Net income	—	—	—	32,794	—	—	—	—	32,794

Foreign currency translation adjustments	—	—	—	—	—	—	(335)	—	(335)

Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging loss arising during the period	—	—	—	—	—	—	(5,392)	—	(5,392)
Less: reclassification adjustment for hedging gains included in net income	—	—	—	—	—	—	(1,978)	—	(1,978)

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(3,414)	—	(3,414)

Total comprehensive income:	—	—	—	32,794	—	—	(3,749)	—	29,045

Balance at June 30, 2006	29,869	$299	$252,565	$48,341	(1,338)	$(25,339)	$1,981	$—	$277,847

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders’ Equity

	Shares	Amount			Shares	Amount
Balance at June 30, 2006	29,869	$299	$252,565	$48,341	(1,338)	$(25,339)	$1,981	$—	$277,847
Issuance of common stock upon exercise of stock options	260	3	3,109	—	—	—	—	—	3,112
Issuance of common stock for employee stock purchase plan	93	1	1,445	—	—	—	—	—	1,446
Issuance of restricted stock, net of forfeitures	251	2	(2)	—	—	—	—	—	—
Amortization of share-based awards	—	—	8,171	—	—	—	—	—	8,171
Repurchase of common stock	—	—	—	—	(524)	(8,540)	—	—	(8,540)
Other	—	—	(43)	—	—	—	—	—	(43)
Comprehensive income:
Net income	—	—	—	37,334	—	—	—	—	37,334

Foreign currency translation adjustments	—	—	—	—	—	—	2,577	—	2,577

Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging gains arising during the period	—	—	—	—	—	—	1,383	—	1,383
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	2,360	—	2,360

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(977)	—	(977)

Total comprehensive income:	—	—	—	37,334	—	—	1,600	—	38,934

Balance at June 30, 2007	30,473	$305	$265,245	$85,675	(1,862)	$(33,879)	$3,581	$—	$320,927

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended June 30,
	2007	2006	2005
Operating activities:
Net income	$37,334	$32,794	$37,604
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,518	22,109	21,505
Amortization of senior note offering costs, swap termination costs and note premium	1,324	1,214	1,548
Amortization of share-based awards	8,171	9,348	6,237
Cumulative effect of a change in accounting for share-based payment awards	—	139	—
Debt extinguishment charges	—	758	—
Impairment charge related to the Miami Lakes facility	—	—	2,156
Deferred income taxes	2,136	7,565	10,685
Tax benefit from exercise of stock options	—	—	2,395
Change in assets and liabilities, net of acquisitions
Increase in accounts receivable	(35,556)	(30,828)	(47,659)
(Increase) decrease in inventories	(44,945)	13,864	(14,705)
Increase in prepaid expenses and other assets	(1,193)	(3,702)	(2,678)
Increase in accounts payable	44,360	26,458	1,737
Increase (decrease) in other payables and accrued expenses	20,547	(14,160)	16,266
Other	2,120	(283)	458

Net cash provided by operating activities	58,816	65,276	35,549

Investing activities:
Additions to property and equipment	(19,031)	(19,225)	(15,408)
Proceeds from disposals of property and equipment	—	9,945	—
Acquisition of licenses and other assets	(91,487)	(15,055)	(2,100)

Net cash used in investing activities	(110,518)	(24,335)	(17,508)

Financing activities:
Proceeds from (payments on) short-term debt	57,640	(7,700)	(18,200)
Payments on long-term debt	(538)	(9,321)	(4,764)
Repurchase of common stock	(8,540)	(25,339)	—
Proceeds from the exercise of stock options	3,112	3,112	5,740
Proceeds from employee stock purchase plan	1,446	1,664	1,510
Other	—	—	(71)

Net cash provided by (used in) financing activities	53,120	(37,584)	(15,785)

Effects of exchange rate changes on cash and cash equivalents	403	(207)	(434)
Net increase in cash and cash equivalents	1,821	3,150	1,822
Cash and cash equivalents at beginning of year	28,466	25,316	23,494

Cash and cash equivalents at end of year	$30,287	$28,466	$25,316

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$28,147	$25,572	$23,899

Income taxes paid during the year	$2,770	$5,659	$2,943

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    General Information and Summary of Significant Accounting Policies

Organization and Business Activity.    Elizabeth Arden, Inc. (the “Company” or “our”) is a manufacturer and marketer of prestige designer fragrances, skin treatment and cosmetic products, to customers in the United States and approximately 90 countries internationally.

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company’s wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include expected useful lives of brand licenses, trademarks, other intangible assets and property, plant and equipment, allowances for sales returns and markdowns, allowances for doubtful accounts receivable, provisions for inventory obsolescence, and income taxes and valuation reserves. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition.    Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns and other allowances. The provision for sales returns represents management’s estimate of future returns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2007, 2006 and 2005, one customer accounted for an aggregate of 18%, 13% and 13%, respectively, of the Company’s net sales.

Foreign Currency Translation.    The financial statements of the Company’s non-U.S. subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” (SFAS No. 52). SFAS No. 52 distinguishes between translation adjustments and foreign currency transactions. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as its functional currency are translated at year-end rates of exchange, while sales and expenses are translated at monthly weighted average rates of exchange for the year. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in an unrealized gain of $2.6 million, an unrealized loss of $0.3 million, and an unrealized gain of $21,700, during the years ended June 30, 2007, 2006 and 2005, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries statement of operations. Such gains or losses totaled a loss of $2.1 million and gains of $2.9 million and $3.6 million in the years ended June 30, 2007, 2006 and 2005, respectively.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Acquisitions.    The Company has accounted for its acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Exclusive Brand Licenses, Trademarks, and Intangibles.    Exclusive of intangible assets that have indefinite useful lives that are no longer being amortized, the Company’s intangible assets are being amortized using the straight-line method over their estimated useful lives. See Note 8.

Indefinite-Lived and Long-Lived Assets.    Goodwill and indefinite-lived intangible assets are reviewed annually for impairment under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The identification and measurement of impairment of goodwill and indefinite-lived intangible assets involves the estimation of the fair value of the indefinite lived intangible asset or the applicable reporting unit in the case of goodwill. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. See Note 8.

Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of the carrying value of such assets against the undiscounted future cash flows. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. No such adjustments were recorded for the years ended June 30, 2007 and 2006. During the year ended June 30, 2005, the Company recorded an impairment charge of approximately $2.2 million related to the sale of its corporate headquarters and former distribution facility located on a 13-acre tract of land in Miami Lakes, Florida.

Senior Note Offering Costs and Credit Facility Costs.    Debt issuance costs and transaction fees, which are associated with the issuance of senior notes and the revolving credit facility, are being amortized (and charged to interest expense) over the term of the related notes or the term of the credit facility. In any period in which the senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed. See Note 10.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selling, General and Administrative Costs.    Included in selling, general and administrative expenses are salary and related benefit costs of the Company’s employees in the finance, information technology, legal, human resources, sales and marketing areas, facility related costs of the Company’s administrative functions, costs paid to consultants and third party providers for related services, royalty costs related to trademarked names or images, and advertising and promotion costs not paid directly to the Company’s customers.

Advertising and Promotional Costs.    Advertising and promotional costs paid directly to customers for goods and services provided, primarily co-op advertising and certain direct selling costs, are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs totaled approximately $276.0 million, $267.3 million and $269.3 million, during the years ended June 30, 2007, 2006 and 2005, respectively. Advertising and promotional costs includes promotions, direct selling, co-op advertising and media placement.

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

Accumulated Other Comprehensive Income.    Accumulated other comprehensive income includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income items. The Company’s accumulated other comprehensive income shown on the Consolidated Balance Sheet at June 30, 2007 and June 30, 2006, consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains, net of taxes, related to the Company’s foreign currency contracts, respectively.

Fair Value of Financial Instruments.    The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. See Note 10 for the fair value of the Company’s senior subordinated notes. The fair value of all other financial instruments was not materially different than their carrying value as of June 30, 2007, and June 30, 2006.

Hedge Contracts.    Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, the Company has designated each foreign currency contract entered into as of June 30, 2007, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    Earnings Per Share

Basic income per share is computed by dividing the net income by the weighted average shares of the Company’s outstanding common stock, $.01 par value per share (“Common Stock”). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options and, non-vested restricted stock. The following table represents the computation of earnings per share:

	Years Ended June 30,
	2007	2006	2005
(Amounts in thousands, except per share data)
Basic
Net income	$37,334	$32,794	$37,604

Weighted average shares outstanding	27,607	28,628	27,792

Net income per basic share	$1.35	$1.15	$1.35

Diluted
Net income	$37,334	$32,794	$37,604

Weighted average basic shares outstanding	27,607	28,628	27,792
Potential common shares—treasury method	1,219	1,190	2,233

Weighted average shares and potential diluted shares	28,826	29,818	30,025

Net income per diluted share	$1.30	$1.10	$1.25

The following table shows the options to purchase shares of Common Stock that were outstanding during the years ended June 30, 2007, 2006 and 2005, but were not included in the computation of earnings per diluted share because the option exercise price was greater than the average market price of the common shares:

	Years Ended June 30,
	2007	2006	2005

Number of shares	767,509	783,600	—

Range of exercise price	$20.15-23.40	$21.60-23.40	$—

NOTE 3.    Share-Based Compensation

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards was determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards was based on the closing price of the Common Stock on the date of grant. Pro forma results for prior periods have not been restated.

Prior to July 1, 2005, the Company accounted for its stock incentive plans under the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure (“SFAS 148”).

At June 30, 2007, the Company had outstanding stock awards under five share-based compensation plans, which are described in Note 16. For the years ended June 30, 2007, 2006 and 2005, share-based compensation cost charged against income was $8.2 million, $9.3 million and $6.2 million, respectively. For the years ended June 30, 2007 and 2006, share-based compensation cost includes all share-based awards while, share-based compensation cost charged against income for the year ended June 30, 2005 only includes restricted share awards. The tax benefit related to the compensation cost charged to income for the years ended June 30, 2007, 2006 and 2005, was approximately $1.4 million, $2.4 million and $2.0 million, respectively.

As of June 30, 2007, there were approximately $7.9 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s stock plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

For the year ended June 30, 2007, the Company recorded share-based payment expenses not required to be expensed prior to the adoption of SFAS 123R of approximately $4.7 million (approximately $3.9 million, net of taxes), or $0.14 per basic and diluted share. For the year ended June 30, 2006, the Company recorded share-based payment expenses not required to be expensed prior to the adoption of SFAS 123R of approximately $5.8 million (approximately $4.3 million, net of taxes), or $0.15 per basic share and $0.14 per diluted share. Included in the $5.8 million of total costs recorded for the year ended June 30, 2006, is a charge of approximately $0.1 million relating to a change in the valuation method of certain restricted stock awards as a result of the adoption of SFAS 123R.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because SFAS 123R was not effective for the Company for the year ended June 30, 2005, no expense was recognized (i) for options to purchase the Common Stock that were granted with an exercise price equal to the fair market value at the date of grant or (ii) in connection with purchases under the Company’s employee stock purchase plan. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock option compensation for the year ended June 30, 2005:

Year Ended June 30, 2005
(Amounts in thousands, except per share data)
Net income as reported	$37,604
Add: Restricted share-based employee compensation costs, net of tax, currently included in net income	4,264
Less: Total share-based employee compensation cost, net of tax, determined under fair value-based method	7,417

Pro forma net income	$34,451

Earnings per common share
Basic
As reported	$1.35
Pro forma	$1.24
Diluted
As reported	$1.25
Pro forma	$1.15

The historical pro forma impact of applying the fair value method prescribed by SFAS 123R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of grants in future years.

The above pro forma disclosure was not presented for the years ended June 30, 2007 and 2006 because share-based compensation cost has been accounted for using the fair value recognition method under SFAS 123R for these periods.

NOTE 4.    New Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective for the Company for the fiscal year beginning July 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us for the fiscal year ending June 30, 2007 and permits a one-time transitional cumulative effect adjustment to beginning retained earnings as of July 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available to select financial instruments and is irrevocable once applied. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 5.    Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from accounts receivable and estimated sales returns in the normal course of business.

	Years Ended June 30,
(Amounts in thousands)	2007	2006	2005
Allowance for Bad Debt:
Beginning balance	$4,278	$4,718	$3,022
Provision	718	1,929	3,646
Write-offs, net of recoveries	(973)	(2,369)	(1,950)

Ending balance	$4,023	$4,278	$4,718

Allowance for Sales Returns:
Beginning balance	$9,511	$7,179	$6,249
Provision	50,126	39,421	33,946
Actual returns	(47,511)	(37,089)	(33,016)

Ending balance	$12,126	$9,511	$7,179

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2007	2006
Raw materials	$61,297	$53,929
Work in progress	32,681	35,775
Finished goods	286,254	179,566

Totals	$380,232	$269,270

NOTE 7.    Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated Life
(Amounts in thousands)	2007	2006
Land	$71	$70	—
Building and building improvements	980	918	40
Leasehold improvements	7,366	3,611	2 — 15
Machinery, equipment, furniture and fixtures and vehicles	10,158	8,223	5 — 14
Computer equipment and software	18,225	13,526	3 — 5
Counters and trade fixtures	41,592	32,809	3 — 5
Tools and molds	11,650	11,402	1 — 3

	90,042	70,559
Less accumulated depreciation	(53,580)	(44,452)

	36,462	26,107
Projects in progress	6,009	8,574

Property and equipment, net	$42,471	$34,681

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

Depreciation expense for the years ended June 30, 2007, 2006 and 2005, was $13.4 million, $12.6 million and $12.8 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Exclusive Brand Licenses, Trademarks and Intangibles, Net

The following summarizes the cost basis amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2007	Weighted Average Estimated Life	June 30, 2006	Weighted Average Estimated Life
Arden brand trademarks	$129,094	Indefinite	$129,094	Indefinite
Exclusive brand licenses and related trademarks	87,131	17	84,928	17
Exclusive brand trademarks	42,330	8	41,631	8
Other intangibles(1)	20,489	11	19,454	8
Goodwill(2)	15,287	Indefinite	—

Exclusive brand licenses, trademarks and intangibles, gross	294,231		275,107
Accumulated amortization:
Arden brand trademarks	(6,679)		(6,679)
Exclusive brand licenses and related trademarks	(28,806)		(23,642)
Exclusive brand trademarks	(31,885)		(29,015)
Other intangibles	(2,250)		(14,237)

Exclusive brand licenses, trademarks and intangibles, net	$224,611		$201,534

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.
(2)	Reflects the amount by which the purchase price for certain assets comprising the fragrance business of Sovereign Sales, LLC (“Sovereign) exceeded the estimated fair value of the net identified tangible and intangible assets acquired. See Note 12.

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2007, the Company performed its annual impairment testing of these assets with the assistance of a third party valuation firm. The analysis and assessments of these assets indicated that no impairment adjustment was required.

Amortization expense for the years ended June 30, 2007, 2006 and 2005, was $11.1 million, $9.5 million, and $8.7 million, respectively. Based on information available at June 30, 2007, amortization expense for fiscal years ending June 30, 2008, 2009, 2010, 2011 and 2012 is expected to be $9.4 million, $9.0 million, $8.6 million, $6.7 million, and $4.9 million, respectively.

NOTE 9.    Short-Term Debt

The Company has a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis of up to $250 million with a $25 million sub limit for letters of credit (the “Credit Facility”). Pursuant to an August 2007 amendment to the Credit Facility, the Credit Facility was increased to $300 million until October 31, 2007, and to $275 million from November 1, 2007 until November 15, 2007. After November 15, 2007, the Credit Facility provides for borrowings up to $250 million. Under the terms of the Credit Facility the Company may, at any time, increase the size of the Credit Facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions. In

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, from August 15, 2007 until October 31, 2007, the Credit Facility provides temporary additional borrowing availability of $25 million above the borrowing availability that is supported by the Company’s level of eligible accounts receivable and inventory (as described below). The Credit Facility expires in December 2012.

The Credit Facility is guaranteed by all of the Company’s U.S. subsidiaries and is collateralized by a first priority lien on all of the Company’s U.S. accounts receivable and U.S. and Canada inventory. Except for the temporary additional borrowing availability described above, borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company’s inventory, as determined pursuant to the terms of the Credit Facility. The Company’s obligations under the Credit Facility rank senior to the Company’s 7 3/4% Senior Subordinated Notes due 2014 (the “7 3/4% Senior Subordinated Notes”).

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the year ended June 30, 2007. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing availability of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31 after the applicable payment. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At the Company’s option, the Applicable Margin may be applied to either the London InterBank Offered Rate (“LIBOR”) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings is 1.00% higher. As of June 30, 2007, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

As of June 30, 2007, the Company had $98 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $40 million in outstanding borrowings under the Credit Facility at June 30, 2006. As of June 30, 2007, the Company had approximately $237 million of eligible receivables and inventories available as collateral under the Credit Facility and remaining borrowing availability of approximately $139 million. For the years ended June 30, 2007 and 2006, the weighted average annual interest rate on borrowings under the Company’s Credit Facility was 7.1% and 6.3%, respectively. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

The Company’s long-term debt consisted of the following:

	June 30,
(Amounts in thousands)	2007	2006
7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap, net	(2,158)	(2,425)
Riviera Term Note	2,813	3,376

Total debt	225,655	225,951
Less: Current portion of long-term debt	1,125	563

Total long-term debt	$224,530	$225,388

Senior and Senior Subordinated Notes.    On January 13, 2004, the Company completed the sale of $225 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. The 7 3/4% Senior Subordinated Notes are guaranteed by the Company’s U.S. subsidiaries: DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. The net proceeds of approximately $219.4 million were used to redeem $95.2 million principal amount of its outstanding 11 3/4 % Senior Notes due 2011 (the “11 3/4% Senior Notes”) and $104.3 million principal amount of its 10 3/8% Senior Notes due 2007 (the “10 3/8% Senior Notes”).

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

The following table lists all redemptions of 11 3/4% Senior Notes (and associated warrants to purchase common stock) and 10 3/8% Senior Notes during the year ended June 30, 2006, and the related financial statement effect: (Amounts in thousands, except percentages)

Redemption Date	Debt Instrument	Redemption Price	Principal Repurchased	Call Premium	Write Off of Offering Costs	Excess of Carrying Value Over Principal Repurchased	Total (Gain) Loss(1)
02/01/06	11 3/4%	105.875%	$8,802	$ 517	$241	$ —	$ 758

(1)	Loss refers to debt extinguishment charges in the Company’s Consolidated Statements of Income.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the June 2006 acquisition (the “Riviera Acquisition”) of certain assets of Riviera Concepts Inc. (“Riviera”), the Company assumed a promissory note held by Riviera in the principal amount of approximately $3.4 million (the “Riviera Term Note”). The Riviera Term Note bears interest at a rate of 4.15% per annum and is payable in six successive equal semi-annual installments beginning on January 15, 2007. The Riviera Term Note is subordinated to the Credit Facility and the 7 3/4% Senior Subordinated Notes.

At June 30, 2007 and June 30, 2006 the estimated fair value of the Company’s senior subordinated notes and the Riviera Term Note, as applicable, using available market information and interest rates was as follows:

	June 30,
(Amounts in thousands)	2007	2006
7 3/4% Senior Subordinated Notes	$226,969	$220,500
Riviera Term Note	$2,838	$3,376

The scheduled maturities and redemptions of long-term debt at June 30, 2007 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2008	$1,125
2009	1,125
2010	563
2011	—
2012	—
After 2012	225,000

Total(1)	$227,813

(1)

Total scheduled maturities does not include approximately $2.2 million of swap termination costs that were recorded as a reduction to long-term debt and are being amortized to interest expense over the remaining life of the 7 3/4% Senior Subordinated Notes.

NOTE 11.    Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miramar, Florida; Stamford, Connecticut; Bentonville, Arkansas; and New York, New York in the United States, and Australia, Austria, Canada, China, Denmark, Dubai, Italy, New Zealand, Puerto Rico, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

internationally. The Company also has leased distribution facilities in Roanoke, Virginia and Puerto Rico. The Company’s rent expense for operating leases for the years ended June 30, 2007, 2006 and 2005 was $17.6 million, $14.5 million and $13.1 million, respectively. The Company also leases distribution equipment, office and computer equipment, and vehicles. In accordance with SFAS No. 13, “Accounting for Leases,” the Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2007, all of the Company’s leases are classified as operating leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

The Company’s aggregate minimum lease payments under its operating leases, purchase obligations and commitments under other long-term contractual obligations (other than long-term debt) at June 30, 2007, are as follows:

(Amounts in thousands)	Interest Payments(1)	Operating Leases	Purchase Obligations(2)	Other Long-term Obligations(3)	Total
2008	$17,521	$15,501	$249,685	$6,333	$289,040
2009	17,474	14,019	86,003	12,256	129,752
2010	17,438	11,878	48,618	4,390	82,324
2011	17,438	10,537	9,818	—	37,793
2012	17,438	6,323	3,005	—	26,766
and thereafter	26,156	8,042	—	—	34,198

Total	$113,465	$66,300	$397,129	$22,979	$599,873

(1)

Consists of interest at the rate of 7 3/4 % per annum on the $225 million aggregate principal amount of 7 3/4% senior subordinated notes due 2014 and interest at the rate 4.15% per annum on the $3.4 million promissory term note assumed in connection with the acquisition of certain assets of Riviera.

(2)	Consists of purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Includes contingent consideration paid to Sovereign in September 2007 of $6.3 million and potentially payable to Sovereign and Riviera of $8.6 million and $5.7 million, respectively. See Note 12.

At June 30, 2007, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $60.3 million through 2011 compared with $75.2 million through 2011 at June 30, 2006, which are included in the above table.

In connection with the Riviera Acquisition, the Company entered into a contingent performance liability to Riviera in the amount of $8.6 million. This contingent performance liability does not bear interest, is recorded in “other liabilities” on the Company’s Consolidated Balance Sheet and is payable in annual installments beginning July 31, 2007 and ending on July 31, 2009, provided that certain net sales targets are achieved over the three year period after the closing date on the licensed brands acquired in the Riviera Acquisition. If the targets for the first or second annual installments are not satisfied, such installments may still be payable, based on cumulative targets, in the subsequent year or years, as the case may be. The target for the first installment due on July 31, 2007, was not achieved. The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition. See Note 12.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the August 2006 acquisition of certain assets comprising the fragrance business of Sovereign, $12 million of the purchase price was in the form of contingent consideration, substantially all of which may be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. The conditions for the first installment were satisfied, and a payment of $6.3 million was made in September 2007.

As of June 30, 2007, the Company had notional amounts of 74.8 million Euros and 37.3 million British pounds under foreign currency contracts that expire between July 31, 2007 and June 29, 2009 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2007, the Company had notional amounts of 20.3 million Canadian dollars under foreign currency contracts that expire between July 31, 2007 and June 29, 2009 to reduce the exposure of the Company’s Canadian subsidiary’s cost of sales to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. At June 30, 2007 and June 30, 2006, the unrealized loss, net of taxes, associated with these contracts of approximately $1.4 million and $0.4 million, respectively, is included in accumulated other comprehensive income. The unrealized loss, net of taxes, generated during the year ended June 30, 2007, was approximately $1.0 million. The unrealized loss, net of taxes, generated during the year ended June 30, 2006, was approximately $3.4 million. The unrealized gain, net of taxes, incurred during the year ended June 30, 2005 was approximately $2.9 million.

When appropriate, the Company also enters into and settles foreign currency contracts for Euros and British pounds to reduce the exposure of its foreign subsidiaries’ net balance sheets to fluctuations in foreign currency rates. As of June 30, 2007, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the years ended June 30, 2007 and 2006 was approximately $1.1 million and $0.2 million, respectively.

In October 2005, the Company received a demand from a licensee of certain of the Company’s patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. The Company believes that it has not breached the license agreement and that the licensee is obligated to continue to make royalty payments. The Company has filed a lawsuit against the licensee seeking recovery of its damages for breach of contract. In April 2007, the licensee filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also seeks declaratory relief that the licensee is not obligated to make further royalty payments and is entitled to recover approximately $3 million in royalty payments already made plus interest. The Company is not able to determine the ultimate outcome of this dispute or estimate the possible loss or range of loss relating to the licensee’s claim, but believes the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is a party to a number of other legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company’s business, financial position or results of operations.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Acquisitions

In June 2006, the Company acquired certain assets of Riviera, including inventory, accounts receivable and certain brand licenses. The net purchase price was approximately $14.3 million and was allocated as follows: $8.2 million for inventory, $1.8 million for accounts receivable, $0.5 million for prepaid, deferred and fixed assets, and $21.3 million for intangible assets, offset by liabilities of $17.5 million (including the assumption of a term note in the principal amount of approximately $3.4 million, of which $1.1 million has been paid as of July 31, 2007, a contingent performance liability of $8.6 million and other assumed liabilities). The contingent performance liability is payable subject to the satisfaction of certain sales targets over the three year period after the closing date and was recorded as a result of the negative goodwill resulting from this acquisition. See Note 11. In addition to the debt issued and liabilities assumed, the Company paid $12.6 million in cash in connection with the acquisition.

In August 2006, the Company acquired the fragrance business of Sovereign. The assets acquired included inventory and certain intangible assets. In addition, the Company assumed a portion of the lease payments on Sovereign’s distribution facility and entered into a short-term services agreement. The net purchase price consisted of (i) approximately $90.2 million in cash, consisted primarily of $87.7 million paid in cash at closing and approximately $2.5 million in cash paid in five installments after the closing; and (ii) $12.0 million in the form of contingent consideration, substantially all of which may be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. At June 30, 2007, the conditions for the first installment were satisfied, and the Company recognized a liability of $6.3 million in the consolidated balance sheet. The first installment was paid in September 2007. The net purchase price was allocated as follows: $66.0 million for inventory, $31.4 million for certain intangible assets and goodwill, and $0.8 million of other assets, offset by approximately $1.6 million of assumed lease payments and the services agreement. In addition, if the remaining contingent consideration is paid, the Company intends to allocate that amount to intangible assets. The Company used the Credit Facility to fund the cash portion of the purchase price.

NOTE 13.    Income Taxes

Income before income taxes consisted of the following for the years ended June 30, 2007, 2006 and 2005.

	Years Ended June 30,
(Amounts in thousands)	2007	2006	2005
Domestic	$7,553	$18,501	$28,847
Foreign	37,255	25,574	26,160

Total income before income taxes	$44,808	$44,075	$55,007

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes for the years ended June 30, 2007, 2006 and 2005, are as follows:

	Years Ended June 30,
(Amounts in thousands)	2007	2006	2005
Current income taxes
Federal	$448	$325	$934
State	250	173	29
Foreign	4,640	3,218	5,755

Total current	$5,338	$3,716	$6,718

Deferred income taxes
Federal	$367	$5,792	$9,220
State	877	1,219	213
Foreign	892	554	1,252

Total deferred	2,136	7,565	10,685

Total	$7,474	$11,281	$17,403

In May 2006 and September 2005, the Company repatriated $2.1 million and $3.2 million, respectively, of undistributed international earnings from two of its foreign subsidiaries. Pursuant to the American Jobs Creation Act of 2004, the Company had accrued a net provision for $33,000 of estimated deferred taxes on the repatriation of such earnings. Tax provisions were not established on the balance of approximately $105 million of undistributed earnings of foreign subsidiaries, since these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets relating to tax benefits of employee stock option awards have been reduced to reflect exercises during the year ended June 30, 2007. Some exercises resulted in tax deductions in excess of previously recorded benefit based on the option value at the time of grant (“windfalls”). Pursuant to SFAS 123R, although the additional tax benefit for “windfalls” are reflected in net operating tax loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce current taxes payable due to net operating loss carryforwards available, “windfall” gross tax benefits of $9.7 million are not reflected in deferred tax assets for net operating losses for the year ended June 30, 2007. Once the Company is in a regular tax paying position, it will recognize this “windfall” through additional paid-in capital.

The total income tax provision differs from the amount obtained by applying the statutory federal income tax to income before income taxes as follows:

	Years Ended June 30,
	2007		2006		2005
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rates	$15,683	35.0%	$15,426	35.0%	$19,253	35.0%
State taxes, net of federal benefits	800	1.8	797	1.8	174	0.3
Tax on foreign earnings at different rates from statutory rates	(7,002)	(15.6)	$(5,605)	(12.7)	(2,135)	(3.9)
Research and development tax credits	(1,985)	(4.4)	—	—	—	—
Change in U.S. and foreign valuation allowance	(505)	(1.1)	598	1.4	(275)	(0.5)
Other	483	1.0	65	0.1	386	0.7

Total	$7,474	16.7%	$11,281	25.6%	$17,403	31.6%

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2007	2006
Deferred tax assets
Accrued expenses	$4,581	$2,883
Stock-based compensation, including SFAS 123R	5,324	3,777
Net operating loss carryforwards	9,373	14,979
Inventory	5,847	5,048
Contingent note	3,388	—
Property and equipment	350	772
Research and development tax incentives, alternative minimum tax and other tax credits	3,918	1,749
Accounts receivable	—	482
Other	1,394	633

Gross deferred tax assets	$34,175	$30,323

Deferred tax liabilities
Accounts receivable	$(632)	$—
Intangible assets	(24,282)	(18,532)
Other	(4,068)	(4,049)

Gross deferred tax liabilities	(28,982)	(22,581)

Valuation allowances	(697)	(1,221)

Total net deferred tax assets	$4,496	$6,521

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	June 30,
(Amounts in thousands)	2007	2006
Current net deferred tax assets	$17,427	$15,471
Non-current net deferred tax assets (liabilities)(1)	(12,931)	(8,950)

Total net deferred tax assets	$4,496	$6,521

(1)	Non-current net deferred tax assets (liabilities) is included in deferred income taxes and other liabilities in the Company’s consolidated balance sheet at June 30, 2007 and June 30, 2006.

At June 30, 2007, the Company had United States federal net operating loss carryforwards of approximately $27 million that will begin to expire on June 30, 2024. The Company generated state and local net operating loss carryforwards of approximately $38 million that will begin to expire on June 30, 2008. The Company believes that it will generate sufficient taxable income to realize the net operating loss carryforwards before they expire. In addition, the Company had acquired United States federal net operating losses of which approximately $1.1 million are remaining and will begin to expire on June 30, 2008. Due to certain limitations in the Internal Revenue Code, the Company believes that it is more likely than not that it will not be able to utilize a portion of these acquired net operating losses, therefore, the Company has recorded a valuation allowance of approximately $154,000 related to such acquired net operating loss carryforwards.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2007, the Company had foreign net operating loss carryforwards of approximately $8.1 million that will begin to expire on June 30, 2009. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. However, due to the Company’s limited operating history in certain foreign jurisdictions and the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in these jurisdictions, as of June 30, 2007, the Company has recorded a valuation allowance of approximately $543,000 related to these foreign net operating loss carryforwards.

NOTE 14.    Supplemental Schedule of Non-Cash Financing and Investing Activities

Year Ended
(Amounts in thousands)	June 30, 2005
Issuance of restricted stock and PARS, net of forfeitures from prior grants (See Note 16)	10,335

Impairment charge related to the sale of the Miami Lakes Facility (See Note 7)	2,156

There were no non-cash financing and investing activities during fiscal years ended June 30, 2007 and 2006.

NOTE 15.    Repurchases of Common Stock

On November 2, 2005, the Company’s Board of Directors (“Board”) authorized the Company to implement a stock repurchase program to repurchase up to $40.0 million of Common Stock through March 31, 2007. On November 2, 2006, the Board authorized the repurchase of an additional $40.0 million of Common Stock under the terms of the Company’s existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008.

As of June 30, 2007, the Company had repurchased 1,862,169 shares of Common Stock, at an average price of $18.19 per share on the open market, at a cost of $33.9 million, including sales commissions. For the year ended June 30, 2007, the Company repurchased 524,042 shares of Common Stock, at an average price of $16.30 per share on the open market, at a cost of $8.5 million, including sales commissions. These repurchases are accounted for under the treasury method.

NOTE 16.    Stock Plans

At June 30, 2007, the Company had five stock incentive plans, two for the benefit of non-employee directors (the 1995 Non-Employee Director Plan and the 2004 Non-Employee Director Plan (the “2004 Director Plan”), and three for the benefit of eligible employees and independent contractors (the 1995 Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan (the “2004 Incentive Plan”)). All five plans were adopted by the Board and approved by the Company’s shareholders. The 2004 Director Plan replaced the 1995 Non-Employee Director Plan, and no further grants of stock options will occur under the 1995 Non-Employee Director Plan.

The 2004 Incentive Plan authorizes the Company to grant stock-based incentives for 2,000,000 shares of Common Stock under such plan to eligible employees and others that provide services to the Company. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants will equal the closing price of the Common Stock on the date of grant. The 2004 Incentive Plan also permits stock appreciation rights, stock awards, performance awards and stock units to be granted. At June 30, 2007, 346,512 shares of Common Stock remained available for grant under the 2004 Incentive Plan. The Board has authorized a 650,000 share increase in the number of shares of Common Stock available for grant under the 2004 Incentive Plan, subject to shareholder approval to be sought at the Company’s 2007 annual meeting of shareholders.

The 2004 Director Plan authorizes the Company to grant non-qualified stock options for up to 350,000 shares of Common Stock to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 6,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. At a meeting on August 16, 2006, the Board determined that the option to be granted in connection with a non-employee director’s re-election to the Board at the 2006 annual shareholders meeting in November 2006 and subsequent shareholder meetings will be for 6,000 shares of Common Stock. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholders meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will equal the closing price of the Common Stock on the date of grant. At June 30, 2007, 257,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

Stock Options Granted

On August 20, 2007, the Board granted stock options to 24 managerial employees for 347,150 shares of Common Stock under the 2004 Stock Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2008, 2009 and 2010, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $23.59 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $8.76 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2007.    On January 31, 2007, the Board granted stock options for an aggregate of 6,000 shares of Common Stock to an employee director under the 2004 Incentive Plan. The stock options are exercisable three years from the date of grant if the director continues to serve as a director until that date. The exercise price of the stock options is $18.90 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $7.39 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

On November 15, 2006, the date of the Company’s most recent annual meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the 2004 Director Plan. Pursuant to the 2004 Director Plan, stock options are granted on the Company’s annual meeting date to non-employee directors who are re-elected to the Board at the annual meeting. The stock options are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is $18.45 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $7.18 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

On August 21, 2006, the Board granted stock options to 26 managerial employees for 316,000 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on the dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $15.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $5.85 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2006.    On August 10, 2005, in recognition of individual performance for the year ended June 30, 2005, the Board granted stock options to 127 managerial employees for approximately 419,700 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest over three years in thirds on each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $23.40 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $8.79 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

On November 16, 2005, the Company granted stock options for an aggregate of 35,000 shares of Common Stock to five non-employee directors under the 2004 Director Plan, which are exercisable three years from the date of grant if such persons continue to serve as a director on that date. The exercise price of those stock options is $19.39 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $7.32 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

There were no stock options granted during the year ended June 30, 2005.

Compensation expense recorded for the years ended June 30, 2007 and 2006 resulting from stock option grants to employees and the Board of Directors amounted to approximately $2.9 million and $3.9 million, respectively. Prior to July 1, 2005, the Company accounted for its stock incentive plans under the recognition and measurement principles prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which no employee compensation costs were required to be recognized for the periods presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized during the year ended June 30, 2005, related to the stock option grants. See Note 3 for a discussion of the implementation by the Company of SFAS 123R.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option activities under the Company’s stock option plans are as follows:

	Years Ended June 30,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	3,366,469	$15.10	3,221,194	$13.65	3,819,151	$13.08
New grants	352,000	15.36	454,700	23.08	—	—
Exercised	(260,167)	11.96	(278,081)	11.17	(566,083)	10.14
Canceled/Expired	(60,334)	17.18	(31,344)	16.86	(31,874)	15.62

Ending outstanding options	3,397,968	$15.31	3,366,469	$15.10	3,221,194	$13.65

Exercisable at end of period	2,756,923		2,770,424		2,792,931

Weighted average fair value of options granted during the year		$5.99		$8.67		$—

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 7.00 — 9.38	136,500	3.0	$8.00	136,500	3.0	$8.00
$ 9.39 —19.54	2,493,959	4.5	$13.50	2,118,959	3.7	$13.10
$19.55 —23.40	767,509	7.4	$22.46	501,464	7.0	$21.97

	3,397,968	5.1	$15.31	2,756,923	4.3	$14.46

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options outstanding and exercisable at June 30, 2007, 2006 and 2005 was $27.0 million, $22.2 million and $26.7 million, respectively. The total intrinsic value of stock options exercised during the years ended June 30, 2007, 2006 and 2005, based upon the average market price during the period, was approximately $2.5 million, $1.7 million and $3.0 million, respectively.

The weighted average grant date fair value of options granted during the years ended June 30, 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended June 30,
	2007	2006
Expected dividend yield	0.00%	0.00%
Expected price volatility	35%	35%
Risk-free interest rate	4.82 — 4.93%	4.03 — 4.39%
Expected life of options in years	5	5

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan.    The Company currently has an Employee Stock Purchase Plan (“ESPP”) under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On May 31, 2007 and November 30, 2006, a purchase of Common Stock occurred under this plan for 48,381 and 44,533 shares, respectively. Beginning in the three-month period ending September 30, 2005, the Company began expensing the discount taken and the fair value of the “look-back” feature realized by employees upon purchases of Common Stock under the ESPP. For the years ended June 30, 2007 and 2006, the Company recorded costs associated with the ESPP of approximately $0.4 million and $0.5 million, respectively. The next purchase under the ESPP will be consummated on December 1, 2007. Prior to July 1, 2005, the Company accounted for its employee stock purchase plan under the recognition and measurement principles prescribed by APB 25, and related interpretations, under which no employee compensation costs were required to be recognized for the periods presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized during the year ended June 30, 2005, related to the stock option grants. See Note 3 for a discussion on the implementation by the Company of SFAS 123R.

Restricted Stock

On August 20, 2007, the Board granted 68,700 shares of performance-based restricted stock to 20 managerial employees and 80,300 shares of service-based restricted stock to 28 managerial employees. The performance-based restricted stock will vest in full on a date that is two business days after the Company’s financial results for fiscal 2010 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the fiscal years ending June 30, 2008, 2009 and 2010 are publicly announced but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2007.    On August 21, 2006, the Board granted 138,675 shares of performance-based restricted stock to 70 managerial employees and 142,125 shares of service-based restricted stock to 80 managerial employees. The performance-based restricted stock will vest in full on the date that is two business days after the Company’s financial results for fiscal 2009 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on the dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009 are publicly announced, but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 10, 2005, the Board granted 195,949 shares of performance-based restricted stock to 118 managerial employees, one third of which vests two years from the date of grant and the remaining two thirds of which vest three years from the date of grant if the Company achieves a 10% cumulative average annualized increase in earnings per share, excluding any one-time or extraordinary events (as determined by the compensation committee of the Board), over the relevant measurement periods. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the two- and three-year vesting periods using the graded vesting method. The Company did not achieve a 10% cumulative average annualized increase in earnings per share over the measurement period of July 1, 2005 through June 30, 2007. Accordingly, one third of the performance-based restricted stock grant did not vest and has been forfeited. Based on the Company’s financial results for the years ended June 30, 2007 and 2006 and projections for the year ending June 30, 2008, the Company determined that the vesting of the remainder of the grant is not probable. As a result, the Company did not record compensation expense in the years ended June 30, 2007 and 2006 related to this award.

A summary of the Company’s restricted stock activity for the year ended June 30, 2007, is presented below:

Restricted Stock	Shares (000)	Weighted Average Grant- Date Fair Value
Non-vested at July 1, 2006	773	$20.07
Granted	281	$15.00
Vested	(103)	$21.26
Forfeited	(30)	$18.95

Non-vested at June 30, 2007	921	$18.82

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

Compensation expense for the years ended June 30, 2007, 2006 and 2005, resulting from restricted stock grants to employees and independent contractors of the Company, amounted to approximately $4.9 million, $5.1 million and $6.7 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 10, 2005, the Board granted 195,949 shares of performance-based restricted stock to 118 managerial employees, one third of which vests two years from the date of grant and the

NOTE 17.    Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Net sales	$242,674	$219,223	$410,771	$254,808
Gross profit	105,661	98,479	157,954	99,225
Income from operations	14,783	10,347	43,282	5,594
Net income (loss)	9,634	3,157	25,856	(1,313)
Earnings (loss) per common share:
Basic	$0.35	$0.11	$0.94	$(0.05)
Diluted	$0.33	$0.11	$0.91	$(0.05)

	Fiscal Quarter Ended
	June 30, 2006	March 31, 2006		December 31, 2005	September 30, 2005
Net sales	$189,935	$191,344		$345,893	$227,378
Gross profit	82,996	86,250		145,760	89,066
Income from operations	1,693	4,883		54,279	7,402
Debt extinguishment charge	—	758	(1)	—	—
Net (loss) income	(1,897)	702		33,094	895
(Loss) earnings per common share:
Basic	$(0.07)	$0.02		$1.16	$0.03
Diluted	$(0.07)	$0.02		$1.12	$0.03

(1)	Relates to the redemption of the 11 3/4% Senior Notes. See Note 10.

NOTE 18.    Condensed Consolidating Financial Information

The following condensed financial statements as of June 30, 2007 and June 30, 2006 and for the years ended June 30, 2007, 2006 and 2005, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes issued in January 2004, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company’s subsidiaries DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other (expense) income, net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented in thousands.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2007
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7,278	$23,001	$8	$—	$30,287
Accounts receivable, net	116,360	98,612	—	—	214,972
Inventories	291,536	88,696	—	—	380,232
Intercompany receivable	66,931	137,561	287,063	(491,555)	—
Deferred income taxes	18,221	(794)	—	—	17,427
Prepaid expenses and other assets	9,611	13,003	—	61	22,675

Total current assets	509,937	360,079	287,071	(491,494)	665,593

Property and equipment, net	25,445	17,026	—	—	42,471

Other Assets:
Investment in subsidiaries	65,969	—	—	(65,969)	—
Exclusive brand licenses, trademarks and intangibles, net	60,494	8,332	155,785	—	224,611
Debt financing costs, net	5,777	—	—	—	5,777
Other	217,658	(227,328)	9,136	1,257	723

Total other assets	349,898	(218,996)	164,921	(64,712)	231,111

Total assets	$885,280	$158,109	$451,992	$(556,206)	$939,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$97,640	$—	$—	$—	$97,640
Accounts payable—trade	161,188	19,344	—	—	180,532
Intercompany payable	19,646	224,636	246,180	(490,462)	—
Other payables and accrued expenses	45,605	42,294	197	35	88,131
Current portion of long-term debt	1,125	—	—	—	1,125

Total current liabilities	325,204	286,274	246,377	(490,427)	367,428

Long-term debt	224,530	—	—	—	224,530
Deferred income taxes and other liabilities	14,619	4,062	7,419	190	26,290

Total liabilities	564,353	290,336	253,796	(490,237)	618,248

Shareholders’ Equity
Common stock	305	—	—	—	305
Additional paid-in capital	265,245	(218,251)	217,015	1,236	265,245
Retained earnings (accumulated deficit)	85,675	81,946	(18,819)	(63,127)	85,675
Treasury stock	(33,879)	—	—	—	(33,879)
Accumulated other comprehensive income	3,581	4,078	—	(4,078)	3,581

Total shareholders’ equity	320,927	(132,227)	198,196	(65,969)	320,927

Total liabilities and shareholders’ equity	$885,280	$158,109	$451,992	$(556,206)	$939,175

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Income

	Year Ended June 30, 2007
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$706,509	$420,967	$14,919	$(14,919)	$1,127,476
Cost of sales	468,168	197,989	—	—	666,157

Gross profit	238,341	222,978	14,919	(14,919)	461,319

Selling, general and administrative costs	197,684	181,277	(1,247)	(14,919)	362,795
Depreciation and amortization	14,679	6,925	2,914	—	24,518

Income from operations	25,978	34,776	13,252	—	74,006
Other expense (income):
Interest expense (income)	29,156	1,692	(1,650)	—	29,198
Other	(38,761)	(4,318)	4,736	38,343	—

Income before income taxes	35,583	37,402	10,166	(38,343)	44,808
(Benefit from) provision for income taxes	(1,751)	5,532	3,693	—	7,474

Net income	$37,334	$31,870	$6,473	$(38,343)	$37,334

Statement of Income

	Year Ended June 30, 2006
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$576,633	$377,917	$13,731	$(13,731)	$954,550
Cost of sales	368,397	182,081	—	—	550,478

Gross profit	208,236	195,836	13,731	(13,731)	404,072

Selling, general and administrative costs	168,164	160,245	(972)	(13,731)	313,706
Depreciation and amortization	11,978	7,295	2,836	—	22,109

Income from operations	28,094	28,296	11,867	—	68,257
Other expense (income):
Interest expense (income)	23,408	1,747	(1,731)	—	23,424
Debt extinguishment charge	758	—	—	—	758
Other	(33,192)	842	5,268	27,082	—

Income before income taxes	37,120	25,707	8,330	(27,082)	44,075
Provision for income taxes	4,326	3,944	3,011	—	11,281

Net income	$32,794	$21,763	$5,319	$(27,082)	$32,794

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Income

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2007
	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$14,263	$38,435	$7,093	$(975)	$58,816

Investing activities:
Additions to property and equipment	(9,197)	(9,834)	—	—	(19,031)
Proceeds from disposals of property and equipment	—	—	—	—	—
Acquisition of licenses and other assets	(91,487)	—	—	—	(91,487)

Net cash used in investing activities	(100,684)	(9,834)	—	—	(110,518)

Financing activities:
Payments on short-term debt	57,640	—	—	—	57,640
Payments on long-term debt	(538)	—	—	—	(538)
Repurchase of common stock	(8,540)				(8,540)
Proceeds from the exercise of stock options	3,112	—	—	—	3,112
Proceeds from the issuance of common stock under ESPP	1,446	—	—	—	1,446
Net change in intercompany obligations	35,245	(29,129)	(7,091)	975	—

Net cash provided by (used in) by financing activities	88,365	(29,129)	(7,091)	975	53,120

Effect of exchange rate changes on cash and cash equivalents	403	—	—	—	403
Net increase (decrease) in cash and cash equivalents	2,347	(528)	2	—	1,821
Cash and cash equivalents at beginning of year	4,931	23,529	6	—	28,466

Cash and cash equivalents at end of year	$7,278	$23,001	$8	$—	$30,287

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Geographic Information

The Company manages its business on the basis of one reportable operating segment. During the year ended June 30, 2007, the Company sold its products in approximately 90 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See Item 1A — “Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 1.

	Years Ended June 30,
(Amounts in thousands)	2007	2006	2005
Net sales:
United States	$706,510	$576,633	$571,374
United Kingdom	45,887	47,472	45,628
International	375,079	330,445	303,536

Total	$1,127,476	$954,550	$920,538

Classes of similar products (net sales):
Fragrance	$851,051	$716,635	$690,984
Skin care	200,631	168,962	155,510
Cosmetics	75,794	68,953	74,044

Total	$1,127,476	$954,550	$920,538

	June 30,
(Amounts in thousands)	2007	2006
Long-lived assets
United States(1)	$248,134	$221,212
International(2)	25,448	22,771

Total	$273,582	$243,983

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is included in our Financial Statements in Item 8 under the heading Report of Management - Report on Internal Control Over Financial Reporting and is hereby incorporated by reference. The related report of our independent registered public accounting firm is also included in our Financial Statements in Item 8 under the heading Report of Independent Registered Public Accounting Firm.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Supplemental Code of Ethics for the Directors and Executive and Finance Officers that applies to our directors, our chief executive officer, our chief financial officer, and our other executive officers and finance officers. The full text of this Code of Ethics, as approved by our board of directors, is published on our website, at www.elizabetharden.com, under the section “EA Corporate — Investor Relations — Corporate Governance — Code of Ethics.” We intend to disclose future amendments to and waivers of the provisions of this Code of Ethics on our website.

The other information required by this item will be contained in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be filed within 120 days after the close of our fiscal year ended June 30, 2007 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements — The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 38 and included on pages 41 through 46.

	2.	Financial Statement Schedules — All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits including those incorporated by reference.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company’s Form 10-Q for the transition period from February 1, 2004 to June 30, 2004 (Commission File No. 1-6370)).

4.1	Indenture dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

10.1	Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

Exhibit Number	Description
10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated by reference to Exhibit 4.6 filed as part of the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

10.3	Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

10.4	Third Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, among the Company, JP Morgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

10.5	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2005, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.8 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-6370)).

10.6	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2006, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated by reference to Exhibit 4.7 filed as part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No.1-6370)).

10.7*	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of August 15, 2007, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto.

10.8	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

10.9	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.10	Asset Purchase Agreement dated August 11, 2006 between the Company and Sovereign Sales, LLC (incorporated by reference to Exhibit 10.22 filed as part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.11+	Amended 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.12+	Amended 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.13+	Amended 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

Exhibit Number	Description
10.14+	Amended 1995 Stock Option Plan (incorporated by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.15+	Amended 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.16+	Amended Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.6 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.17+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18+	Form of Incentive Stock Option Agreement for stock option awards under the Company’s Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.19+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.20+	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.21+	Form of Restricted Stock Agreement for service-based restricted stock awards (one-year vesting) under the Company’s Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.22+	Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company’s Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.23+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.24+	Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.25+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description
10.26+	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.27+	2005 Management Bonus Plan (incorporated herein by reference to Exhibit 10.21 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.28+	2005 Performance Bonus Plan (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.29+*	Compensation Arrangements for Named Executive Officers.

10.30+	Board of Directors Compensation Arrangements (incorporated herein by reference to Exhibit 10.17 filed as a part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.31+*	Elizabeth Arden, Inc. Severance Policy.

10.32+*	Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s Amended 2000 Stock Incentive Plan.

12.1*	Ratio of earnings to fixed charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included as part of signature page).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of September 2007.

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

Signature	Title	Date

/s/ E. SCOTT BEATTIE E. Scott Beattie	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	September 7, 2007

/s/ STEPHEN J. SMITH Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 7, 2007

/s/ FRED BERENS Fred Berens	Director	September 7, 2007

/s/ MAURA J. CLARK Maura J. Clark	Director	September 7, 2007

/s/ RICHARD C. W. MAURAN Richard C.W. Mauran	Director	September 7, 2007

/s/ WILLIAM M. TATHAM William M. Tatham	Director	September 7, 2007

/s/ J. W. NEVIL THOMAS J.W. Nevil Thomas	Director	September 7, 2007

/s/ PAUL F. WEST Paul F. West	Director	September 7, 2007

Exhibit Index

Exhibit Number	Description

10.7	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of August 15, 2007, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto.

10.29	Compensation Arrangements for Named Executive Officers.

10.31	Elizabeth Arden, Inc. Severance Policy.

10.32	Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s Amended 2000 Stock Incentive Plan.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.