Form 10-Q
period 2007-09-30
ELIZABETH ARDEN INC
filed 2007-11-08
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2007

Common Stock, $.01 par value	28,902,080

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	September 30, 2007	June 30, 2007

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$27,152	$30,287
Accounts receivable, net	275,278	214,972
Inventories	450,071	380,232
Deferred income taxes	22,257	17,427
Prepaid expenses and other assets	24,805	22,675

Total current assets	799,563	665,593

Property and equipment, net	44,027	42,471
Exclusive brand licenses, trademarks and intangibles, net	222,329	224,611
Debt financing costs, net	5,664	5,777
Other assets	643	723

Total assets	$1,072,226	$939,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$223,000	$97,640
Accounts payable - trade	180,579	180,532
Other payables and accrued expenses	92,655	88,131
Current portion of long-term debt	1,252	1,125

Total current liabilities	497,486	367,428

Long-term Liabilities
Long-term debt, net	224,132	224,530
Deferred income taxes and other liabilities	31,649	26,290

Total long-term liabilities	255,781	250,820

Total liabilities	753,267	618,248

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 30,823,760 and 30,473,294 issued, respectively	309	305
Additional paid-in capital	270,721	265,245
Retained earnings	86,025	85,675
Treasury stock (1,943,399 and 1,862,169 shares at cost, respectively)	(36,067)	(33,879)
Accumulated other comprehensive (loss) income	(2,029)	3,581

Total shareholders' equity	318,959	320,927

Total liabilities and shareholders' equity	$1,072,226	$939,175

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2007	September 30, 2006

Net sales	$271,789	$254,808
Cost of sales (excludes depreciation of $960 and $779, respectively, included below)	165,408	155,583

Gross profit	106,381	99,225

Operating expenses:
Selling, general and administrative	92,472	87,284
Depreciation and amortization	5,954	6,347

Total operating expenses	98,426	93,631

Income from operations	7,955	5,594

Interest expense, net	7,488	7,360

Income (loss) before income taxes	467	(1,766)
Provision for (benefit from) income taxes	117	(453)

Net income (loss)	$350	$(1,313)

Net income (loss) per common share:
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Weighted average number of common shares:
Basic	27,883	27,652

Diluted	29,390	27,652

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance at June 30, 2007	30,473	$305	$265,245	$85,675	(1,862)	$(33,879)	$3,581	$320,927

Issuance of common stock upon exercise of stock options	290	3	3,878		(81)	(2,188)		1,693

Issuance of restricted stock, net of forfeitures	61	1	(1)					--

Amortization of share-based awards			1,599					1,599

Comprehensive income (loss):
Net income				350				350

Foreign currency translation adjustments							1,163	1,163

Disclosure of reclassification amount, net of taxes (11% tax rate):
Unrealized hedging loss arising during the period							(6,055)	(6,055)
Less: reclassification adjustment for hedging losses included in net income							718	718

Net unrealized cash flow hedging loss							(6,773)	(6,773)

Total comprehensive loss							(5,610)	(5,610)

Balance at September 30, 2007	30,824	$309	$270,721	$86,025	(1,943)	$(36,067)	$(2,029)	$318,959

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2007	September 30, 2006

Operating Activities:
Net income (loss)	$350	$(1,313)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,954	6,347
Amortization of senior note offering and credit facility costs	311	330
Amortization of share-based awards	1,599	1,996
Deferred income taxes	(3,367)	(675)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(60,306)	(79,823)
Increase in inventories	(69,839)	(48,321)
Increase in prepaid expenses and other assets	(2,354)	(767)
Increase in accounts payable	2,213	20,517
Increase in other payables, accrued expenses and other liabilities	7,980	19,949
Other	1,074	(191)

Net cash used in operating activities	(116,385)	(81,951)

Investing Activities:
Additions to property and equipment	(7,224)	(4,127)
Acquisition of licenses and other assets	(6,333)	(88,251)

Net cash used in investing activities	(13,557)	(92,378)

Financing Activities:
Proceeds from short-term debt	125,360	184,800
Payments on long-term debt	(601)	--
Proceeds from the exercise of stock options	1,693	102
Repurchase of common stock	--	(6,016)

Net cash provided by financing activities	126,452	178,886

Effect of exchange rate changes on cash and cash equivalents	355	(327)

Net (decrease) increase in cash and cash equivalents	(3,135)	4,230
Cash and cash equivalents at beginning of period	30,287	28,466

Cash and cash equivalents at end of period	$27,152	$32,696

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$11,360	$10,885

Income taxes paid during the period	$175	$180

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

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007 (the "Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2007 is derived from the financial statements included in the Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

          To conform to the current year presentation, the consolidated statement of cash flow as of September 30, 2006 reflects a reclassification from cash and cash equivalents to accounts payable related to book overdrafts.

NOTE 2.   INCOME (LOSS) PER SHARE

          Basic income (loss) per share is computed by dividing the net (loss) income by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income (loss) per share is similar to basic income (loss) per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock. Diluted income (loss) per share equals basic income (loss) per share for the three months ended September 30, 2006, as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

          The following table represents the computation of net income (loss) per share:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30,	September 30,
	2007	2006

Basic
Net income (loss)	$350	$(1,313)

Weighted average shares outstanding	27,883	27,652

Net income (loss) per basic share	$0.01	$(0.05)

Diluted
Net income (loss)	$350	$(1,313)

Weighted average shares outstanding	27,883	27,652

Potential common shares - treasury method	1,507	--

Weighted average shares and potential dilutive shares	29,390	27,652

Net income (loss) per diluted share	$0.01	$(0.05)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          For the three months ended September 30, 2007, 882,851 shares of potentially dilutive Common Stock were not included in the diluted income per share calculation because to do so would have been anti-dilutive. For the three months ended September 30, 2006, all potential common shares were considered anti-dilutive due to the net loss for the period.

          The following table shows the options to purchase shares of Common Stock that were outstanding during the three months ended September 30, 2007 and 2006 where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended

	September 30, 2007	September 30, 2006

Number of shares	--	1,022,884

Range of exercise price	$--	$16.38 - 23.40

NOTE 3.    SHARE-BASED COMPENSATION

          At September 30, 2007, the Company had outstanding several share-based compensation plans. For the three months ended September 30, 2007 and 2006, the compensation cost charged against income was $1.6 million and $2.0 million, respectively. The tax benefit related to the compensation cost charged against income for the three months ended September 30, 2007 and September 30, 2006 was approximately $0.4 million and $0.5 million, respectively.

          As of September 30, 2007, there was approximately $12.5 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's share-based compensation plans. Those costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Options

         On August 20, 2007, the Company's board of directors (the "Board") granted stock options to 24 managerial employees for 347,150 shares of Common Stock under the 2004 Stock Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2008, 2009 and 2010, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $23.59 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $8.76 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

          The weighted-average grant date fair value of options granted during the three months ended September 30, 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Common Stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Three Months Ended
September 30, 2007

Expected dividend yield	0.00%
Expected price volatility	32.70%
Risk-free interest rate	4.66%
Expected life of options in years	5

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          A summary of stock option activity under the Company's share-based compensation plans for the three months ended September 30, 2007 is presented below:

Options	Common Stock Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at June 30, 2007	3,397,968	$15.31	5.1
New grants	347,150	$23.59
Exercised	(289,611)	$14.43
Forfeited or expired	(16,175)	$17.49

Outstanding at September 30, 2007	3,439,332	$16.29	5.6	$36,691,708

Exercisable at September 30, 2007	2,698,313	$15.03	4.6	$32,183,028

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying Common Stock exceeds the exercise price of the option.

          The total intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006, based upon the average market price during the period, was approximately $1.3 million and $12,000, respectively.

          During the three months ended September 30, 2007, the Company accepted the tender of 81,230 shares of Common Stock at a fair market value of $26.93 per share, representing a cost of approximately $2.2 million, as payment for the exercise price of stock options exercised by the Company's chief executive officer as permitted under the 1995 Stock Option Plan. The fair market value of the tendered shares was equal to the closing price of the Common Stock on the date that the Company was given notice of the tender of shares and the tender of shares was approved by the compensation committee of the Board. The acquisition of these shares by the Company was accounted for under the treasury method.

Restricted Common Stock

         On August 20, 2007, the Board granted 68,700 shares of performance-based restricted stock to 20 managerial employees and 80,300 shares of service-based restricted stock to 28 managerial employees. The performance-based restricted stock will vest in full on a date that is two business days after the Company's financial results for fiscal 2010 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves its specified cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company's financial results for each of the fiscal years ending June 30, 2008, 2009 and 2010 are publicly announced, but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the three-year vesting period.

          A summary of the Company's restricted stock activity for the three months ended September 30, 2007, is presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2007	920,921	$18.82
Granted	149,000	$23.59
Vested	(104,170)	$18.72
Forfeited	(88,145)	$21.99

Non-vested at September 30, 2007	877,606	$19.32

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For the three months ended September 30, 2007 and 2006, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.2 million, respectively. The next purchase under the ESPP will be consummated on December 1, 2007.

NOTE 4.    NEW ACCOUNTING STANDARDS

Fair Value Measurements

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for us on July 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available to select financial instruments and is irrevocable once applied. SFAS 159 is effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2007	June 30, 2007

Raw materials and components	$72,386	$61,297
Work in progress	30,137	32,681
Finished goods	347,548	286,254

Total	$450,071	$380,232

NOTE 6.    SHORT-TERM DEBT

          The Company has a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis of up to $250 million with a $25 million sub limit for letters of credit (the "Credit Facility"). Pursuant to an August 2007 amendment to the Credit Facility, the Credit Facility was increased to $300 million until October 31, 2007, and to $275 million from November 1, 2007 until November 15, 2007. After November 15, 2007, the Credit Facility provides for borrowings up to $250 million. Under the terms of the Credit Facility the Company may, at any time, increase the size of the Credit Facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. In addition, from August 15, 2007 until October 31, 2007, the Credit Facility provided temporary additional borrowing availability of $25 million above the borrowing availability that was supported by the Company's level of eligible accounts receivable and inventory (as described below). The Credit Facility expires in December 2012.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries and is collateralized by a first priority lien on all of the Company's U.S. accounts receivable and U.S. and Canada inventory. Except for the temporary additional borrowing availability described above, borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company's inventory, as determined pursuant to the terms of the Credit Facility. The Company's obligations under the Credit Facility rank senior to the Company's
7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three months ended September 30, 2007. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of September 30, 2007, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

          As of September 30, 2007, the Company had $223 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the Credit Facility, compared with approximately $98 million in outstanding borrowings under the Credit Facility at June 30, 2007. As of September 30, 2007, the Company had approximately $297 million of eligible receivables and inventories available as collateral under the Credit Facility and remaining borrowing availability of approximately $69 million. For the three months ended September 30, 2007 and 2006, the weighted average annual interest rate on borrowings under the Company's Credit Facility was 7.2% and 7.0%, respectively. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 7.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2007	June 30, 2007

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(2,120)	(2,158)
Riviera Term Note	2,504	2,813

Total debt	225,384	225,655
Less: Current portion of long-term debt	1,252	1,125

Total long-term debt	$224,132	$224,530

NOTE 8.    COMMITMENTS AND CONTINGENCIES

          At September 30, 2007, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $57.7 million through 2011, compared with $60.3 million through 2011 at June 30, 2007.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          In October 2005, the Company received a demand from a licensee of certain of the Company's patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. The Company believes that it has not breached the license agreement and that the licensee is obligated to continue to make royalty payments. The Company has filed a lawsuit against the licensee seeking recovery of its damages for breach of contract. In April 2007, the licensee filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also seeks declaratory relief that the licensee is not obligated to make further royalty payments and is entitled to recover approximately $3 million in royalty payments already made plus interest. The Company is not able to determine the ultimate outcome of this action or estimate the possible loss or range of loss relating to the licensee's claim, but believes the ultimate outcome will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

          The Company is a party to a number of other legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that the Company's cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's ongoing business, financial position or results of operations.

          In June 2006, the Company acquired certain assets of Riviera Concepts Inc. ("Riviera"), including inventory, accounts receivable and certain brand licenses (the "Riviera Acquisition"). In connection with the Riviera Acquisition, the Company entered into a contingent performance liability to Riviera in the amount of $8.6 million. This contingent performance liability does not bear interest, is recorded in "other liabilities" on the Company's Consolidated Balance Sheet and is payable in annual installments beginning July 31, 2007 and ending on July 31, 2009, provided that certain net sales targets are achieved on the licensed brands acquired in the Riviera Acquisition over the three year period after the closing date. If the targets for the first or second annual installments are not satisfied, such installments may still be payable, based on cumulative targets, in the subsequent year or years, as the case may be. The target for the first installment due on July 31, 2007, was not achieved. The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition.

          In August 2006, the Company acquired the fragrance business of Sovereign Sales, LLC ("Sovereign"). The assets acquired included inventory and certain intangible assets. In addition, the Company assumed a portion of the lease payments on Sovereign's distribution facility and entered into a short-term services agreement. The net purchase price consisted of (i) approximately $90.2 million in cash, consisting primarily of $87.7 million paid in cash at closing and approximately $2.5 million in cash paid in five installments after the closing; and (ii) $12.0 million in the form of contingent consideration, substantially all of which may be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. At June 30, 2007, the conditions for the first installment were satisfied, and the Company recognized a liability of $6.3 million in the consolidated balance sheet. The first installment was paid in September 2007.

          As of September 30, 2007, the Company had notional amounts of 114.0 million Euros and 66.8 million British pounds under foreign currency contracts that expire between October 31, 2007 and June 29, 2009 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2007, the Company had notional amounts of 17.7 million Canadian dollars under foreign currency contracts that expire between October 31, 2007 and June 29, 2009 to reduce the exposure of the Company's Canadian subsidiary's cost of sales to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the three months ended September 30, 2007, was approximately $0.7 million, and the realized gain, net of taxes, recognized during the three months ended September 30, 2006, was approximately $2.0 million. At September 30, 2007, the unrealized loss, net of taxes, associated with these contracts of approximately $8.1 million, is included in accumulated other comprehensive (loss) income. The unrealized loss, net of taxes, generated during the three months ended September 30, 2007 was approximately $6.8 million, and the unrealized gain, net of taxes, generated during the three months ended September 30, 2006 was approximately $0.6 million.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of September 30, 2007, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the three months ended September 30, 2007, was approximately $1.0 million and the realized gain, net of taxes, recognized from contracts in place during the three months ended September 30, 2006 was approximately $0.2 million.

NOTE 9.    REPURCHASE OF COMMON STOCK

          On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40.0 million of Common Stock through March 31, 2007. On November 2, 2006, the Board authorized the repurchase of an additional $40.0 million of Common Stock under the terms of the Company's existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of September 30, 2007, the Company had repurchased 1,862,169 shares of Common Stock on the open market, at an average price of $18.19 per share, at a cost of approximately $33.9 million, including sales commissions. The acquisition of these shares by the Company was accounted for under the treasury method.

NOTE 10.    INCOME TAXES

          In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Effective July 1, 2007, the Company adopted FIN 48.

          Prior to July 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5"). Under SFAS 5, the Company recorded a liability associated with an uncertain tax position if the liability was both probable and estimable.

          The adoption of FIN 48 resulted in no change to the opening balance of the Company's retained earnings. The Company's balance of unrecognized tax benefits at July 1, 2007 was $5.3 million, and during the three months ended September 30, 2007, an additional $0.4 million of unrecognized tax benefits were recorded. As a result of the adoption of FIN 48, however, $2.8 million relating to the Company's uncertain tax positions were reclassified from income taxes payable to deferred taxes. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized.

          The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax return years remains open for the fiscal year ended January 31, 2004 and subsequent fiscal years. The Internal Revenue Service is currently examining the Company's federal income tax return for the fiscal year ended June 30, 2005. The fiscal year ended January 31, 2003 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to ten years. The fiscal year ended January 31, 2002 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

          The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. The Company recorded no penalties or interest for the three months ended September 30, 2007, as a result of the Company's net operating loss carryforwards.

          The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of September 30, 2007 and June 30, 2007, and for the three months ended September 30, 2007 and 2006, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of September 30, 2007

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$4,071	$22,725	$356	$--	$27,152
Accounts receivable, net	160,928	114,350	--	--	275,278
Inventories	340,785	109,286	--	--	450,071
Intercompany receivable	86,634	127,804	293,836	(508,274)	--
Deferred income taxes	17,984	4,273	--	--	22,257
Prepaid expenses and other assets	9,929	14,776	32	68	24,805

Total current assets	620,331	393,214	294,224	(508,206)	799,563

Property and equipment, net	27,773	16,254	--	--	44,027
Investment in subsidiaries	64,362	--	--	(64,362)	--
Exclusive brand licenses, trademarks and intangibles, net	59,071	8,114	155,144	--	222,329
Debt financing costs, net	5,664	--	--	--	5,664
Other assets	220,413	(230,163)	9,136	1,257	643

Total assets	$997,614	$187,419	$458,504	$(571,311)	$1,072,226

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$223,000	$--	$--	$--	$223,000
Accounts payable - trade	160,622	19,957	--	--	180,579
Intercompany payable	17,289	238,721	250,132	(506,142)	--
Other payables and accrued expenses	36,131	56,111	384	29	92,655
Current portion of long-term debt	1,252	--	--	--	1,252

Total current liabilities	438,294	314,789	250,516	(506,113)	497,486

Long-term debt, net	224,132	--	--	--	224,132
Deferred income taxes and other liabilities	16,229	7,980	8,276	(836)	31,649

Total liabilities	678,655	322,769	258,792	(506,949)	753,267

Shareholders' Equity
Common stock	309	--	--	--	309
Additional paid-in capital	270,721	(218,251)	217,015	1,236	270,721
Retained earnings (accumulated deficit)	86,025	84,759	(17,303)	(67,456)	86,025
Treasury stock	(36,067)	--	--	--	(36,067)
Accumulated other comprehensive loss	(2,029)	(1,858)	--	1,858	(2,029)

Total shareholders' equity	318,959	(135,350)	199,712	(64,362)	318,959

Total liabilities and shareholders' equity	$997,614	$187,419	$458,504	$(571,311)	$1,072,226

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2007

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,278	$23,001	$8	$--	$30,287
Accounts receivable, net	116,360	98,612	--	--	214,972
Inventories	291,536	88,696	--	--	380,232
Intercompany receivable	66,931	137,561	287,063	(491,555)	--
Deferred income taxes	18,221	(794)	--	--	17,427
Prepaid expenses and other assets	9,611	13,003	--	61	22,675

Total current assets	509,937	360,079	287,071	(491,494)	665,593

Property and equipment, net	25,445	17,026	--	--	42,471
Investment in subsidiaries	65,969	--	--	(65,969)	--
Exclusive brand licenses, trademarks and intangibles, net	60,494	8,332	155,785	--	224,611
Debt financing costs, net	5,777	--	--	--	5,777
Other assets	217,658	(227,328)	9,136	1,257	723

Total assets	$885,280	$158,109	$451,992	$(556,206)	$939,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$97,640	$--	$--	$--	$97,640
Accounts payable - trade	161,188	19,344	--	--	180,532
Intercompany payable	19,646	224,636	246,180	(490,462)	--
Other payables and accrued expenses	45,605	42,294	197	35	88,131
Current portion of long-term debt	1,125	--	--	--	1,125

Total current liabilities	325,204	286,274	246,377	(490,427)	367,428

Long-term debt, net	224,530	--	--	--	224,530
Deferred income taxes and other liabilities	14,619	4,062	7,419	190	26,290

Total liabilities	564,353	290,336	253,796	(490,237)	618,248

Shareholders' Equity
Common stock	305	--	--	--	305
Additional paid-in capital	265,245	(218,251)	217,015	1,236	265,245
Retained earnings (accumulated deficit)	85,675	81,946	(18,819)	(63,127)	85,675
Treasury stock	(33,879)	--	--	--	(33,879)
Accumulated other comprehensive loss	3,581	4,078	--	(4,078)	3,581

Total shareholders' equity	320,927	(132,227)	198,196	(65,969)	320,927

Total liabilities and shareholders' equity	$885,280	$158,109	$451,992	$(556,206)	$939,175

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 30, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$168,671	$103,118	$3,584	$(3,584)	$271,789
Cost of sales	118,017	47,391	--	--	165,408

Gross profit	50,654	55,727	3,584	(3,584)	106,381

Selling, general and administrative costs	49,289	47,071	(304)	(3,584)	92,472
Depreciation and amortization	3,466	1,748	740	--	5,954

(Loss) income from operations	(2,101)	6,908	3,148	--	7,955
Other expense (income):
Interest expense (income)	7,499	402	(413)	--	7,488
Other	(8,169)	(450)	1,186	7,433	--

(Loss) income before income taxes	(1,431)	6,956	2,375	(7,433)	467
(Benefit from) provision for income taxes	(1,781)	1,039	859		117

Net income	$350	$5,917	$1,516	$(7,433)	$350

Statement of Operations	Three Months Ended September 30, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$165,224	$89,584	$3,721	$(3,721)	$254,808
Cost of sales	110,195	45,388	--	--	155,583

Gross profit	55,029	44,196	3,721	(3,721)	99,225

Selling, general and administrative costs	48,971	42,347	(313)	(3,721)	87,284
Depreciation and amortization	3,763	1,866	718	--	6,347

Income (loss) from operations	2,295	(17)	3,316	--	5,594
Other expense (income):
Interest expense (income)	7,365	407	(412)	--	7,360
Other	(2,445)	295	1,176	974	--

(Loss) income before income taxes	(2,625)	(719)	2,552	(974)	(1,766)
(Benefit from) provision for income taxes	(1,312)	(62)	921	--	(453)

Net (loss) income	$(1,313)	$(657)	$1,631	$(974)	$(1,313)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Three Months Ended September 30, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(95,875)	$(22,914)	$3,170	$(766)	$(116,385)

Investing activities:
Additions to property and equipment	(5,747)	(1,477)	--	--	(7,224)
Acquisition of licenses and other assets	(6,333)	--	--	--	(6,333)

Net cash used in investing activities	(12,080)	(1,477)	--	--	(13,557)

Financing activities:
Proceeds from short-term debt	125,360	--	--	--	125,360
Payments on long-term debt	(601)	--	--	--	(601)
Proceeds from the exercise of stock options	1,693	--	--	--	1,693
Net change in intercompany obligations	(22,059)	24,115	(2,822)	766	--

Net cash provided by (used in) financing activities	104,393	24,115	(2,822)	766	126,452

Effect of exchange rate changes on cash and cash equivalents	355	--	--	--	355
Net (decrease) increase in cash and cash equivalents	(3,207)	(276)	348	--	(3,135)
Cash and cash equivalents at beginning of period	7,278	23,001	8	--	30,287

Cash and cash equivalents at end of period	$4,071	$22,725	$356	$--	$27,152

Statement of Cash Flows	Three Months Ended September 30, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(65,777)	$(18,900)	$3,486	$(760)	$(81,951)

Investing activities:
Additions to property and equipment	(2,609)	(1,518)	--	--	(4,127)
Acquisition of licenses and other assets	(88,251)	--	--	--	(88,251)

Net cash used in investing activities	(90,860)	(1,518)	--	--	(92,378)

Financing activities:
Proceeds from short-term debt	184,800	--	--	--	184,800
Proceeds from the exercise of stock options	102	--	--	--	102
Repurchase of common stock	(6,016)	--	--	--	(6,016)
Net change in intercompany obligations	(17,796)	20,452	(3,416)	760	--

Net cash provided by (used in) financing activities	161,090	20,452	(3,416)	760	178,886

Effect of exchange rate changes on cash and cash equivalents	(327)	--	--	--	(327)
Net increase in cash and cash equivalents	4,126	34	70	--	4,230
Cash and cash equivalents at beginning of period	4,931	23,529	6	--	28,466

Cash and cash equivalents at end of period	$9,057	$23,563	$76	$--	$32,696

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

Overview

       We are a global prestige beauty products company. We sell fragrance, skin care and color cosmetic products in the United States primarily to department stores and mass retailers, as well as internationally in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 400 fragrance, skin care and cosmetic brands through brand ownership, brand licensing and distribution arrangements. In addition to approximately 100 prestige brands that we own or license, we also distribute over 300 additional prestige fragrance brands manufactured by other beauty companies principally to mass retailers in the United States. Our portfolio of owned and licensed fragrance brands includes the Elizabeth Arden fragrance brands: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, and Elizabeth Arden Mediterranean; the Elizabeth Taylor fragrance brands: White Diamonds and Elizabeth Taylor's Passion; the Britney Spears fragrance brands: curious Britney Spears, fantasy Britney Spears and Britney Spears believe; the Mariah Carey fragrance M by Mariah Carey; the Hilary Duff fragrance with Love...Hilary Duff; the Danielle Steel fragrance Danielle by Danielle Steel; the fragrance brands White Shoulders, Giorgio and Giorgio Red; the men's fragrances Daytona 500, HUMMERTM Fragrance for Men, and PS Fine Cologne for Men; and the designer fragrance brands of Alfred Sung, Badgley Mischka, Bob Mackie, GANT, Lulu Guinness, Nanette Lepore, Geoffrey Beene and Halston. Our skin care brands include Ceramide, Intervene, Eight Hour Cream and PREVAGE TM, and our cosmetic products include the Elizabeth Arden brand lipstick, foundation and color cosmetic products.

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

          We manage our business by evaluating net sales, EBITDA and working capital utilization (including monitoring our levels of inventory, accounts receivable and operating cash flow). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2007 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

          In fiscal 2008, our key focus is on improving our operating margins, cash flow from operations and return on invested capital. We are implementing a variety of initiatives relating to our extended supply chain, logistics functions and enterprise information systems that we believe will provide improved operating and financial performance.

          Our financial results for the remainder of the fiscal year ending June 30, 2008, will also depend on our ability to successfully launch new products, particularly our new fragrances for Mariah Carey and Britney Spears, to successfully introduce our fragrance brands to additional retailers and to continue to grow our international sales. New product introductions require additional upfront spending for marketing, development and promotional expenses. To the extent one or more of our new product introductions or our efforts to expand operating margins or grow international sales are not as successful as we had planned, it could result in a reduction of our profitability and cash flow.

Seasonality

          Our operations have historically been seasonal, with higher sales generally occurring during the first half of the fiscal year (July through December) as a result of increased demand by retailers in anticipation of, and during, the holiday season. During the fiscal year ended June 30, 2007, approximately 59% of our net sales were made during those months. Due to the size and timing of certain orders from our customers and new product launches, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2007, other than the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), as described below, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

          Income Taxes. In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Effective July 1, 2007, we adopted FIN 48.

          Prior to July 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). Under SFAS 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable.

          The adoption of FIN 48 resulted in no change to the opening balance of our retained earnings. Our balance of unrecognized tax benefits at July 1, 2007, was $5.3 million, and during the three months ended September 30, 2007, an additional $0.4 million of unrecognized tax benefits were recorded. As a result of the adoption of FIN 48, however, $2.8 million relating to our uncertain tax positions were reclassified from income taxes payable to deferred taxes. These unrecognized tax benefits could favorably affect our effective tax rate in a future period, if and to the extent recognized.

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2007 and September 30, 2006. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands, percentages may not add due to rounding):

	Three Months Ended

	September 30, 2007		September 30, 2006

Net sales	$271,789	100.0%	$254,808	100.0%
Cost of sales	165,408	60.9	155,583	61.1
Gross profit	106,381	39.1	99,225	38.9
Selling, general and administrative expenses	92,472	34.0	87,284	34.3
Depreciation and amortization	5,954	2.2	6,347	2.5
Income from operations	7,955	2.9	5,594	2.2
Interest expense, net	7,488	2.8	7,360	2.9
Income (loss) before income taxes	467	0.0	(1,766)	(0.7)
Provision for (benefit from) income taxes	117	0.0	(453)	(0.2)
Net income (loss)	350	0.0	(1,313)	(0.5)

Other data
EBITDA and EBITDA margin (1)	$13,909	5.2%	$11,941	4.7%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations - Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

          Net Sales.    Net sales increased 6.7%, or approximately $17 million, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Excluding the impact of foreign currency translation, net sales increased 4.0%. The increase is due to approximately $18 million of higher fragrance sales primarily from the fall 2007 launch of M by Mariah Carey, sales of Giorgio brands resulting from the new license agreement signed in December 2006 and higher sales of distributed fragrance brands to U.S. mass customers. The increased fragrance sales were partially offset by lower sales of fragrances that were launched in the prior year and by lower sales of certain Britney Spears fragrances that were introduced to U.S. mass retailers in the prior year with no comparable introduction in the current year.

          Gross Profit.    Gross profit increased by 7.2% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to the higher sales volumes. Gross margin was 39.1% for the three months ended September 30, 2007, compared to 38.9% for the three months ended September 30, 2006.

          SG&A.    Selling, general and administrative expenses increased 5.9%, or approximately $5.2 million, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The increase was principally due to higher advertising, promotional, royalty and sales support costs mainly related to new product launches and higher sales volumes.

          Depreciation and Amortization.    Depreciation and amortization decreased by 6.2% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The decrease is primarily a result of the certain intangible assets that were fully amortized during fiscal 2007.

         Provision for (Benefit from) Income Taxes.    A provision for income taxes of approximately $0.1 million was recorded for the three months ended September 30, 2007, compared to a benefit from income taxes of approximately $0.5 million for the three months ended September 30, 2006, primarily due to higher income from operations. The effective tax rate for the three months ended September 30, 2007 and 2006 was 24.9% and 25.6%, respectively.

          Net Income (Loss).    Net income for the three months ended September 30, 2007, was $0.4 million as compared to a net loss of $1.3 million for the three months ended September 30, 2006. The increase in net income was primarily a result of higher income from operations due to the higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by $2.0 million to $13.9 million for the three months ended September 30, 2007, compared to $11.9 million for the three months ended September 30, 2006. The increase in EBITDA was primarily the result of higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

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

          The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2007	September 30, 2006

Net income (loss)	$350	$(1,313)
Plus:
Provision for (benefit from) income taxes	117	(453)
Interest expense, net	7,488	7,360
Depreciation and amortization	5,954	6,347

EBITDA	$13,909	$11,941

Financial Condition

(Amounts in thousands)	Three Months Ended

	September 30, 2007	September 30, 2006

Net cash used in operating activities	$(116,385)	$(81,951)
Net cash used in investing activities	(13,557)	(92,378)
Net cash provided by financing activities	126,452	178,886
Net (decrease) increase in cash and cash equivalents	(3,135)	4,230

          Cash Flows.     Net cash used in operating activities increased by approximately $34.1 million or 41.7% for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. This increase is primarily due to changes in inventory and accounts payable balances as a result of inventory investments in new supplier relationships and the prior year acquisition of the business of Sovereign Sales, LLC in which we acquired $66 million of inventory, which was reflected as an investing activity in the prior year. Also contributing to the increase were higher incentive bonus payments during the current period. These increases in cash used were partially offset by a comparatively smaller increase in accounts receivable in the current period due primarily to the timing of the Sovereign acquisition.

          For the three months ended September 30, 2007, net cash used in investing activities was approximately $13.5 million, as compared to approximately $92.4 million for the three months ended September 30, 2006. The decrease in net cash used in investing activities is primarily a result of approximately $88.3 million in cash paid in connection with the Sovereign acquisition in August 2006. Cash used in investing activities for the three months ended September 30, 2007, includes $6.3 million paid to settle the first installment of contingent consideration associated with the Sovereign acquisition, and $7.2 million related to capital expenditures.

          Net cash provided by financing activities decreased by approximately $52.4 million or 29.3% for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The decrease was primarily due to additional borrowings under our credit facility during the three months ended September 30, 2006, used to fund a portion of the purchase price for the Sovereign acquisition. See Note 8 to Notes to Unaudited Consolidated Financial Statements.

          Interest paid during the three months ended September 30, 2007, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $2.6 million of interest paid on the borrowings under our credit facility. Interest paid during the three months ended September 30, 2006 included $8.7 million of interest payments on the 7 3/4% senior subordinated notes and $2.2 million paid on the borrowings under our credit facility.

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

          We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis of up to $250 million with a $25 million sub-limit for letters of credit. Pursuant to an August 2007 amendment to the credit facility, the credit facility was increased to $300 million until October 31, 2007, and to $275 million from November 1, 2007 until November 15, 2007. After November 15, 2007, the credit facility provides for borrowings up to $250 million. Under the terms of the credit facility we may, at any time, increase the size of the credit facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. In addition, from August 15, 2007 until October 31, 2007, we had temporary additional borrowing availability of $25 million above the borrowing availability that was supported by our level of eligible accounts receivable and inventory (as described below). The credit facility expires in December 2012.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three months ended September 30, 2007. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London Interbank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of September 30, 2007, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the three months ended September 30, 2007 and 2006, the weighted average annual interest rate on borrowings under the Credit Facility was 7.2% and 7.0%, respectively.

          As of September 30, 2007, we had $223 million in outstanding borrowings and approximately $4 million in letters of credit outstanding under the credit facility, approximately $297 million of eligible receivables and inventories available as collateral under the credit facility, and remaining borrowing availability of approximately $69 million.

          As of September 30, 2007, we had outstanding $225 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. See Note 11 to Notes to Unaudited Consolidated Financial Statements. The indentures pursuant to which the 7 3/4% senior subordinated notes were issued provide that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indentures generally permit us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indentures generally limit our ability to create liens, merge or transfer or sell assets. The indentures also provide that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indentures).

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

          Repurchases of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40.0 million of our common stock through March 31, 2007. On November 2, 2006, our board of directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of September 30, 2007, we had repurchased 1,862,169 shares of common stock on the open market, at an average price of $18.19 per share, at a cost of approximately $33.9 million, including sales commissions. Our acquisition of these shares was accounted for under the treasury method.

          Contractual Obligations.    At September 30, 2007, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $57.7 million through 2011, compared with $60.3 million through 2011 at June 30, 2007.

New Accounting Standards

Fair Value Measurements

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for us on July 1, 2008. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available to select financial instruments and is irrevocable once applied. SFAS 159 is effective for us beginning July 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007:

—

factors affecting our relationships with our customers or our customers' businesses, including the absence of contracts with customers, our customers' financial condition, and changes in the retail, fragrance and cosmetic industries, such as the consolidation of retailers and the associated closing of retail doors as well as retailer inventory control practices, including but not limited to levels of inventory carried at point of sale and practices used to control inventory shrinkage;

—	our reliance on third-party manufacturers for substantially all of our owned and licensed products and our absence of contracts with suppliers;
—

delays in shipments, inventory shortages and higher costs of production due to the loss of or disruption in our distribution facilities or at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for our products;

—

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact consumer confidence and demand;

—	our ability to protect our intellectual property rights;
—	the success, or changes in the timing or scope, of our new product launches, advertising and merchandising programs;
—	the quality, safety and efficacy of our products;
—	the impact of competitive products and pricing;
—	risks of international operations, including foreign currency fluctuations, economic and political consequences of terrorist attacks, and political instability in certain regions of the world;
—

our ability to implement our growth strategy and acquire or license additional brands or secure additional distribution arrangements, to successfully and cost-effectively integrate acquired businesses or new brands, and to finance our growth strategy and our working capital requirements;

—	our level of indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and the indenture for our 7 3/4% senior subordinated notes;
—	changes in product mix to less profitable products;
—	the retention and availability of key personnel;
—

changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards or critical accounting estimates; and

—	other unanticipated risks and uncertainties.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2007, we had $223 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the three months ended September 30, 2007, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2007 would have increased or decreased by approximately $0.8 million. See Note 6 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three months ended September 30, 2007 and 2006, we derived approximately 38% and 35%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive (loss) income" in our consolidated balance sheets.

          As of September 30, 2007, we had notional amounts of 114.0 million Euros and 66.8 million British pounds under foreign currency contracts that expire between October 31, 2007 and June 29, 2009 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2007, we had notional amounts of 17.7 million Canadian dollars under foreign currency contracts that expire between October 31, 2007 and June 29, 2009 to reduce the exposure of our Canadian subsidiary's cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the three months ended September 30, 2007, was approximately $0.7 million. At September 30, 2007, the unrealized loss, net of taxes associated with these contracts of approximately $8.1 million, is included in accumulated other comprehensive income. The unrealized loss, net of taxes, generated during the three months ended September 30, 2007 was approximately $6.8 million.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of September 30, 2007, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended September 30, 2007 was approximately $1.0 million.

          We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

          The Company's Chairman, President and Chief Executive Officer, and the Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

          There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended September 30, 2007.

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2007 through July 31, 2007	--		N/A	--	$46,120,572

August 1, 2007 through August 31, 2007	--		N/A	--	$46,120,572

September 1, 2007 through September 30, 2007	81,230	(3)	$26.93	--	$46,120,572

Totals	81,230		$26.93	--	$46,120,572

(1)   On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through March 31, 2007. The stock repurchase program was announced on November 3, 2005. On November 2, 2006, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. The extension of the stock repurchase program was announced on November 3, 2006. No shares were repurchased under the stock repurchase program during the three months ended September 30, 2007.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

(3) Reflects shares tendered to us to pay the exercise price of certain stock options exercised by our chief executive officer during the three months ended September 30, 2007.

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

10.6

Fifth Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2006, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.7 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No.1-6370)).

Exhibit Number	Description

10.7

Sixth Amendment to Second Amended and Restated Credit Agreement dated as of August 15, 2007, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.7 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

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

10.10

Asset Purchase Agreement dated August 11, 2006 between the Company and Sovereign Sales, LLC (incorporated herein by reference to Exhibit 10.22 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.11 +	Amended 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.12 +

Amended 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.13 +	Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.14 +	Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.15 +	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.16 +

Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.6 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.17 +

Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Amended Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18 +

Form of Incentive Stock Option Agreement for stock option awards under the Company's Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.19 +

Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Amended 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.20 +

Form of Stock Option Agreement for stock option awards under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description

10.21 +

Form of Restricted Stock Agreement for service-based restricted stock awards (one-year vesting) under the Company's Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.22 +

Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company's Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.23 +

Form of Stock Option Agreement for stock option awards under the Company's 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.24 +

Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.25 +

Form of Stock Option Agreement for stock option awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.26 +

Form of Restricted Stock Agreement for the restricted stock awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.27 +	2005 Management Bonus Plan (incorporated herein by reference to Exhibit 10.21 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.28 +	2005 Performance Bonus Plan (incorporated herein by reference to Exhibit 10.22 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.29 +

Compensation Arrangements for Named Executive Officers (incorporated herein by reference to Exhibit 10.29 filed as a part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.30 +

Board of Directors Compensation Arrangements (incorporated herein by reference to Exhibit 10.17 filed as a part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.31 +	Elizabeth Arden, Inc. Severance Policy (incorporated herein by reference to Exhibit 10.31 filed as pat of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.32 +

Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company's Amended 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: November 8, 2007	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.