Form 10-Q
period 2007-12-31
ELIZABETH ARDEN INC
filed 2008-02-08
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
    Large accelerated filer  [  ]      Accelerated filer  [X]      Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 7, 2008

Common Stock, $.01 par value	28,929,117

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	December 31, 2007	June 30, 2007

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$24,692	$30,287
Accounts receivable, net	298,368	214,972
Inventories	341,196	380,232
Deferred income taxes	11,255	17,427
Prepaid expenses and other assets	24,788	22,675

Total current assets	700,299	665,593

Property and equipment, net	45,466	42,471
Exclusive brand licenses, trademarks and intangibles, net	225,368	224,611
Debt financing costs, net	5,426	5,777
Other assets	664	723

Total assets	$977,223	$939,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$124,450	$97,640
Accounts payable - trade	123,684	180,532
Other payables and accrued expenses	119,736	88,131
Current portion of long-term debt	1,284	1,125

Total current liabilities	369,154	367,428

Long-term Liabilities
Long-term debt, net	224,226	224,530
Deferred income taxes and other liabilities	28,018	26,290

Total long-term liabilities	252,244	250,820

Total liabilities	621,398	618,248

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 30,892,205 and 30,473,294 issued, respectively	309	305
Additional paid-in capital	274,032	265,245
Retained earnings	119,824	85,675
Treasury stock (1,963,599 and 1,862,169 shares at cost, respectively)	(36,482)	(33,879)
Accumulated other comprehensive (loss) income	(1,858)	3,581

Total shareholders' equity	355,825	320,927

Total liabilities and shareholders' equity	$977,223	$939,175

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Net sales	$422,444	$410,771	$694,232	$665,579
Cost of sales (excludes depreciation of $1,061 $1,227, $2,020 and $1,710 respectively, included below)	243,584	252,817	408,992	408,399

Gross profit	178,860	157,954	285,240	257,180

Operating expenses:
Selling, general and administrative	119,361	108,322	211,833	195,606
Depreciation and amortization	6,210	6,350	12,164	12,698

Total operating expenses	125,571	114,672	223,997	208,304

Income from operations	53,289	43,282	61,243	48,876

Interest expense, net	8,266	8,529	15,754	15,889

Income before income taxes	45,023	34,753	45,489	32,987
Provision for income taxes	11,224	8,897	11,340	8,445

Net income	$33,799	$25,856	$34,149	$24,542

Net income per common share:
Basic	$1.20	$0.94	$1.22	$0.89

Diluted	$1.15	$0.91	$1.16	$0.86

Weighted average number of common shares:
Basic	28,061	27,380	27,992	27,613

Diluted	29,494	28,410	29,464	28,482

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance at July 1, 2007	30,473	$305	$265,245	$85,675	(1,862)	$(33,879)	$3,581	$320,927

Issuance of common stock upon exercise of stock options	317	3	4,239		(81)	(2,188)		2,054

Issuance of common stock for employee stock purchase plan	41	--	837					837

Issuance of restricted stock, net of forfeitures	61	1	(1)					--

Amortization of share-based awards			3,712					3,712

Repurchase of common stock					(21)	(415)		(415)

Comprehensive income (loss):
Net income				34,149				34,149

Foreign currency translation adjustments							1,291	1,291

Disclosure of reclassification amount, net of taxes (11% tax rate):
Unrealized hedging loss arising during the period							(9,880)	(9,880)
Reclassification adjustment for hedging losses included in net income							3,150	3,150

Net unrealized cash flow hedging loss							(6,730)	(6,730)

Total comprehensive loss				34,149			(5,439)	28,710

Balance at December 31, 2007	30,892	$309	$274,032	$119,824	(1,964)	$(36,482)	$(1,858)	$355,825

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31, 2007	December 31, 2006

Operating Activities:
Net income	$34,149	$24,542
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,164	12,698
Amortization of senior note offering and credit facility costs	611	660
Amortization of share-based awards	3,712	4,359
Deferred income taxes	3,779	5,804
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(83,396)	(82,441)
Decrease in inventories	39,036	28,549
Increase in prepaid expenses and other assets	(2,470)	(1,015)
(Decrease) increase in accounts payable	(54,683)	2,514
Increase in other payables, accrued expenses and other liabilities	29,995	43,808
Other	1,344	1,027

Net cash (used in) provided by operating activities	(15,759)	40,505

Investing Activities:
Additions to property and equipment	(12,423)	(10,352)
Acquisition of licenses and other assets	(6,378)	(91,359)

Net cash used in investing activities	(18,801)	(101,711)

Financing Activities:
Proceeds from short-term debt	26,810	74,600
Payments on long-term debt	(601)	--
Proceeds from the exercise of stock options	2,054	393
Proceeds from the issuance of new common stock under the employee stock purchase plan	837	696
Repurchase of common stock	(415)	(8,540)
Other	--	1,235

Net cash provided by financing activities	28,685	68,384

Effect of exchange rate changes on cash and cash equivalents	280	300

Net (decrease) increase in cash and cash equivalents	(5,595)	7,478
Cash and cash equivalents at beginning of period	30,287	28,466

Cash and cash equivalents at end of period	$24,692	$35,944

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$15,604	$14,937

Income taxes paid during the period	$4,351	$1,258

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

          To conform to the current year presentation, the consolidated statement of cash flow as of December 31, 2006 reflects a reclassification from cash and cash equivalents to accounts payable related to book overdrafts.

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

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Basic
Net income	$33,799	$25,856	$34,149	$24,542

Weighted average shares outstanding	28,061	27,380	27,992	27,613

Net income per basic share	$1.20	$0.94	$1.22	$0.89

Diluted
Net income	$33,799	$25,856	$34,149	$24,542

Weighted average shares outstanding	28,061	27,380	27,992	27,613

Potential common shares - treasury method	1,433	1,030	1,472	869

Weighted average shares and potential dilutive common shares	29,494	28,410	29,464	28,482

Net income per diluted share	$1.15	$0.91	$1.16	$0.86

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table shows the number of shares of potentially dilutive Common Stock for the three and six months ended December 31, 2007 and 2006, that were not included in the diluted income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended

	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Number of shares	383,150	1,179,059	540,850	1,560,075

          The following table shows the options to purchase shares of Common Stock that were outstanding during the three and six months ended December 31, 2007 and 2006, where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended		Six Months Ended

	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Number of shares	--	863,059	36,000	963,059

Range of exercise price	$--	$18.45-23.40	$24.31	$18.16-23.40

NOTE 3.    SHARE-BASED COMPENSATION

          At December 31, 2007, the Company had outstanding several share-based compensation plans. For the three and six months ended December 31, 2007 and 2006, the compensation cost charged against income and the tax benefit related to the compensation cost charged against income are presented below:

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Share-based compensation cost	$2,113	$2,363	$3,712	$4,359

Tax benefit related to share- based compensation cost	$526	$605	$924	$1,116

          As of December 31, 2007, there were approximately $10.8 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's share-based compensation plans. Those costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock Options

         On November 14, 2007, the date of the Company's most recent annual meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the 2004 Non-Employee Director Stock Option Plan (the "2004 Non-Employee Director Plan") and 6,000 shares of Common Stock to an employee director under the 2004 Stock Incentive Plan. Pursuant to the 2004 Non-Employee Director Plan, stock options are granted on the Company's annual meeting date to directors who are re-elected to the Company's board of directors (the "Board") at the annual meeting. All of the stock options granted on November 14, 2007, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $24.31 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $8.75 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         On August 20, 2007, the Board granted stock options to 24 managerial employees for 347,150 shares of Common Stock under the 2004 Stock Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2008, 2009 and 2010, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $23.59 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of the options granted was $8.76 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

          The weighted-average grant date fair value of options granted during the six months ended December 31, 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Common Stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Six Months Ended
December 31, 2007

Expected dividend yield	0.00%
Expected price volatility	32.7%
Risk-free interest rate	4.06-4.66%
Expected life of options in years	5

          A summary of stock option activity under the Company's share-based compensation plans for the six months ended December 31, 2007 is presented below:

Options	Common Stock Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at June 30, 2007	3,397,968	$15.31	5.1
New grants	383,150	$23.66
Exercised	(316,930)	$13.38
Forfeited or expired	(13,500)	$17.18

Outstanding at December 31, 2007	3,450,688	$16.40	5.4	$16,449,175

Exercisable at December 31, 2007	2,674,336	$15.06	4.3	$15,319,075

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying Common Stock exceeds the exercise price of the option.

          The total intrinsic value of stock options exercised during the six months ended December 31, 2007 and 2006, based upon the average market price during the period, was approximately $1.7 million and $0.2 million, respectively.

          In September 2007, the Company accepted the tender of 81,230 shares of Common Stock at a fair market value of $26.93 per share, representing a cost of approximately $2.2 million, as payment for the exercise price of stock options exercised by the Company's chief executive officer as permitted under the 1995 Stock Option Plan. The fair market value of the tendered shares was equal to the closing price of the Common Stock on the date that the Company was given notice of the tender of shares and the tender of shares was approved by the compensation committee of the Board. The acquisition of these shares by the Company was accounted for under the treasury method.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Common Stock

         On August 20, 2007, the Board granted 68,700 shares of performance-based restricted stock to 20 managerial employees and 80,300 shares of service-based restricted stock to 28 managerial employees. The performance-based restricted stock will vest in full on a date that is two business days after the Company's financial results for fiscal 2010 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves its specified cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2008, 2009 and 2010 are publicly announced, but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the three-year vesting period.

          A summary of the Company's restricted stock activity for the six months ended December 31, 2007, is presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2007	920,921	$18.82
Granted	149,000	$23.59
Vested	(104,170)	$18.72
Forfeited	(88,145)	$21.99

Non-vested at December 31, 2007	877,606	$19.32

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. On November 30, 2007, 41,126 shares of Common Stock were purchased under this plan. For the three and six months ended December 31, 2007, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.2 million, respectively. For the three and six months ended December 31, 2006, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.2 million, respectively. The next purchase under the ESPP will be consummated on June 1, 2008.

NOTE 4.    NEW ACCOUNTING STANDARDS

Business Combinations

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for the Company on July 1, 2009. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.

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

The Fair Value Option for Financial Assets and Financial Liabilities

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available for select financial instruments and is irrevocable once applied. SFAS 159 will be effective for the Company beginning July 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	December 31, 2007	June 30, 2007

Raw materials and components	$63,618	$61,297
Work in progress	22,216	32,681
Finished goods	255,362	286,254

Total	$341,196	$380,232

NOTE 6.    SHORT-TERM DEBT

          The Company has a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis of up to $250 million with a $25 million sub limit for letters of credit (the "Credit Facility"). Pursuant to amendments to the Credit Facility entered into in August and November 2007, the credit facility was increased to $300 million until October 31, 2007, and to $275 million from November 1, 2007 until December 15, 2007. After December 15, 2007, the Credit Facility provides for borrowings up to $250 million. Under the terms of the Credit Facility the Company may, at any time, increase the size of the Credit Facility up to $300 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. In addition, from August 15, 2007 until October 31, 2007, the Credit Facility provided temporary additional borrowing availability of $25 million above the borrowing availability that was supported by the Company's level of eligible accounts receivable and inventory (as described below). The Credit Facility expires in December 2012.

          The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries and is collateralized by a first priority lien on all of the Company's U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Except for the temporary additional borrowing availability described above, borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company's inventory, as determined pursuant to the terms of the Credit Facility. The Company's obligations under the Credit Facility rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable as of December 31, 2007. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of December 31, 2007, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

          As of December 31, 2007, the Company had approximately $124 million in outstanding borrowings and approximately $5 million in letters of credit outstanding under the Credit Facility, compared with approximately $98 million in outstanding borrowings under the Credit Facility at June 30, 2007. As of December 31, 2007, the Company had approximately $246 million of eligible receivables and inventories available as collateral under the Credit Facility and remaining borrowing availability of approximately $117 million. For the six months ended December 31, 2007 and 2006, the weighted average annual interest rate on borrowings under the Company's Credit Facility was 6.8% and 7.2%, respectively. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 7.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	December 31, 2007	June 30, 2007

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(2,058)	(2,182)
Riviera Term Note	2,568	2,837

Total debt	225,510	225,655
Less: Current portion of long-term debt	1,284	1,125

Total long-term debt	$224,226	$224,530

NOTE 8.    COMMITMENTS AND CONTINGENCIES

          At December 31, 2007, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $60.6 million through 2011, compared with $60.3 million through 2011 at June 30, 2007.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          In August 2006, the Company acquired the fragrance business of Sovereign Sales, LLC ("Sovereign"). The assets acquired included inventory and certain intangible assets. In addition, the Company assumed a portion of the lease payments on Sovereign's distribution facility and entered into a short-term services agreement. The net purchase price consisted of (i) approximately $90.2 million in cash, consisting primarily of $87.7 million paid in cash at closing and approximately $2.5 million in cash paid in five installments after the closing; and (ii) $12.0 million in the form of contingent consideration, substantially all of which may be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. At June 30, 2007, the conditions for the first installment were satisfied, and the Company recognized a liability of $6.3 million in the consolidated balance sheet. The first installment was paid in September 2007. Based on financial results for the six months ended December 31, 2007, the conditions for the second installment have been satisfied. Accordingly, the Company recognized a liability of $5.3 million in the consolidated balance sheet at December 31, 2007. The payment of the second installment of contingent consideration is expected to be made in September 2008.

          As of December 31, 2007, the Company had notional amounts of 96.2 million Euros and 53.5 million British pounds under foreign currency contracts that expire between January 31, 2008 and June 29, 2009 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2007, the Company had notional amounts of 13.3 million Canadian dollars under foreign currency contracts that expire between January 31, 2008 and June 29, 2009 to reduce the exposure of the Company's Canadian subsidiary's cost of sales to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2007, was approximately $2.4 million and $3.1 million, and the realized loss, net of taxes, recognized during the three and six months ended December 31, 2006, was approximately $0.4 and $0.6 million. At December 31, 2007, the unrealized loss, net of taxes, associated with these contracts of approximately $8.1 million, is included in accumulated other comprehensive (loss) income.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of December 31, 2007, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the three and six months ended December 31, 2007, was approximately $0.5 million and $1.5 million, respectively. The realized loss, net of taxes, recognized from contracts in place during the three and six months ended December 31, 2006 was approximately $0.7 million and $0.5 million, respectively.

NOTE 9.    REPURCHASE OF COMMON STOCK

          On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40.0 million of Common Stock through March 31, 2007. On November 2, 2006, the Board authorized the repurchase of an additional $40.0 million of Common Stock under the terms of the Company's existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of December 31, 2007, the Company had repurchased under the stock repurchase program 1,882,369 shares of Common Stock on the open market, at an average price of $18.22 per share, at a cost of approximately $34.3 million, including sales commissions. For the six months ended December 31, 2007, the Company repurchased 20,200 shares of Common Stock at an average price of $20.52 per share on the open market at a cost of $0.4 million, including sales commissions. The acquisition of these shares by the Company was accounted for under the treasury method.

NOTE 10.    INCOME TAXES

          In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Effective July 1, 2007, the Company adopted FIN 48.

          Prior to July 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS 5"). Under SFAS 5, the Company recorded a liability associated with an uncertain tax position if the liability was both probable and estimable.

          The adoption of FIN 48 resulted in no change to the opening balance of the Company's retained earnings. The Company's balance of unrecognized tax benefits at July 1, 2007 was $5.3 million, and during the six months ended December 31, 2007, an additional $0.7 million of unrecognized tax benefits were recorded for positions taken during such period. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. In addition, as a result of the adoption of FIN 48, $2.8 million relating to the Company's uncertain tax positions were reclassified from income taxes payable to deferred taxes.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. The Company recorded no significant penalties or interest for the three and six months ended December 31, 2007, as a result of the Company's net operating loss carryforwards.

           The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

NOTE 11.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of December 31, 2007 and June 30, 2007, and for the three and six months ended December 31, 2007 and 2006, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2007

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$4,151	$20,445	$96	$--	$24,692
Accounts receivable, net	154,524	143,844	--	--	298,368
Inventories	246,900	94,296	--	--	341,196
Intercompany receivable	69,618	118,601	302,243	(490,462)	--
Deferred income taxes	11,467	(212)	--	--	11,255
Prepaid expenses and other assets	11,356	13,267	21	144	24,788

Total current assets	498,016	390,241	302,360	(490,318)	700,299

Property and equipment, net	29,419	16,047	--	--	45,466
Investment in subsidiaries	92,795	--	--	(92,795)	--
Exclusive brand licenses, trademarks and intangibles, net	62,988	7,897	154,483	--	225,368
Debt financing costs, net	5,426	--	--	--	5,426
Other assets	217,466	(227,195)	9,136	1,257	664

Total assets	$906,110	$186,990	$465,979	$(581,856)	$977,223

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$124,450	$--	$--	$--	$124,450
Accounts payable - trade	101,258	22,426	--	--	123,684
Intercompany payable	24,692	210,770	253,421	(488,883)	--
Other payables and accrued expenses	59,697	58,615	1,380	44	119,736
Current portion of long-term debt	1,284	--	--	--	1,284

Total current liabilities	311,381	291,811	254,801	(488,839)	369,154

Long-term debt, net	224,226	--	--	--	224,226
Deferred income taxes and other liabilities	14,349	4,134	9,428	107	28,018

Total liabilities	549,956	295,945	264,229	(488,732)	621,398

Shareholders' Equity
Common stock	309	--	--	--	309
Additional paid-in capital	274,032	(218,251)	217,015	1,236	274,032
Retained earnings (accumulated deficit)	119,824	110,654	(15,265)	(95,389)	119,824
Treasury stock	(36,482)	--	--	--	(36,482)
Accumulated other comprehensive loss	(1,529)	(1,358)	--	1,029	(1,858)

Total shareholders' equity	356,154	(108,955)	201,750	(93,124)	355,825

Total liabilities and shareholders' equity	$906,110	$186,990	$465,979	$(581,856)	$977,223

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2007

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,278	$23,001	$8	$--	$30,287
Accounts receivable, net	116,360	98,612	--	--	214,972
Inventories	291,536	88,696	--	--	380,232
Intercompany receivable	66,931	137,561	287,063	(491,555)	--
Deferred income taxes	18,221	(794)	--	--	17,427
Prepaid expenses and other assets	9,611	13,003	--	61	22,675

Total current assets	509,937	360,079	287,071	(491,494)	665,593

Property and equipment, net	25,445	17,026	--	--	42,471
Investment in subsidiaries	65,969	--	--	(65,969)	--
Exclusive brand licenses, trademarks and intangibles, net	60,494	8,332	155,785	--	224,611
Debt financing costs, net	5,777	--	--	--	5,777
Other assets	217,658	(227,328)	9,136	1,257	723

Total assets	$885,280	$158,109	$451,992	$(556,206)	$939,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$97,640	$--	$--	$--	$97,640
Accounts payable - trade	161,188	19,344	--	--	180,532
Intercompany payable	19,646	224,636	246,180	(490,462)	--
Other payables and accrued expenses	45,605	42,294	197	35	88,131
Current portion of long-term debt	1,125	--	--	--	1,125

Total current liabilities	325,204	286,274	246,377	(490,427)	367,428

Long-term debt, net	224,530	--	--	--	224,530
Deferred income taxes and other liabilities	14,619	4,062	7,419	190	26,290

Total liabilities	564,353	290,336	253,796	(490,237)	618,248

Shareholders' Equity
Common stock	305	--	--	--	305
Additional paid-in capital	265,245	(218,251)	217,015	1,236	265,245
Retained earnings (accumulated deficit)	85,675	81,946	(18,819)	(63,127)	85,675
Treasury stock	(33,879)	--	--	--	(33,879)
Accumulated other comprehensive loss	3,581	4,078	--	(4,078)	3,581

Total shareholders' equity	320,927	(132,227)	198,196	(65,969)	320,927

Total liabilities and shareholders' equity	$885,280	$158,109	$451,992	$(556,206)	$939,175

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income	Three Months Ended December 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$268,315	$154,129	$5,278	$(5,278)	$422,444
Cost of sales	177,276	66,308	--	--	243,584

Gross profit	91,039	87,821	5,278	(5,278)	178,860

Selling, general and administrative costs	68,251	56,736	(348)	(5,278)	119,361
Depreciation and amortization	3,666	1,804	740	--	6,210

Income from operations	19,122	29,281	4,886	--	53,289
Other expense (income):
Interest expense (income)	8,220	459	(413)	--	8,266
Other	(27,159)	(227)	3,294	24,092	--

Income before income taxes	38,061	29,049	2,005	(24,092)	45,023
Provision for income taxes	4,262	5,808	1,154	--	11,224

Net income	$33,799	$23,241	$851	$(24,092)	$33,799

Statement of Income	Six Months Ended December 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$436,984	$257,248	$8,863	$(8,863)	$694,232
Cost of sales	295,293	113,699	--	--	408,992

Gross profit	141,691	143,549	8,863	(8,863)	285,240

Selling, general and administrative costs	117,540	103,807	(651)	(8,863)	211,833
Depreciation and amortization	7,132	3,552	1,480	--	12,164

Income from operations	17,019	36,190	8,034	--	61,243
Other expense (income):
Interest expense (income)	15,718	861	(825)	--	15,754
Other	(35,329)	(227)	3,294	32,262	--

Income before income taxes	36,630	35,556	5,565	(32,262)	45,489
Provision for income taxes	2,481	6,847	2,012	--	11,340

Net income	$34,149	$28,709	$3,553	$(32,262)	$34,149

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income	Three Months Ended December 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$281,210	$129,561	$5,502	$(5,502)	$410,771
Cost of sales	192,736	60,081	--	--	252,817

Gross profit	88,474	69,480	5,502	(5,502)	157,954

Selling, general and administrative costs	66,047	48,099	(322)	(5,502)	108,322
Depreciation and amortization	4,013	1,609	728	--	6,350

Income from operations	18,414	19,772	5,096	--	43,282
Other expense (income):
Interest expense (income)	8,526	415	(412)	--	8,529
Other	(20,930)	671	3,300	16,959	--

Income before income taxes	30,818	18,686	2,208	(16,959)	34,753
Provision for income taxes	4,962	2,712	1,223	--	8,897

Net income	$25,856	$15,974	$985	$(16,959)	$25,856

Statement of Income	Six Months Ended December 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$446,434	$219,145	$9,223	$(9,223)	$665,579
Cost of sales	302,931	105,468	--	--	408,399

Gross profit	143,503	113,677	9,223	(9,223)	257,180

Selling, general and administrative costs	115,018	90,446	(635)	(9,223)	195,606
Depreciation and amortization	7,776	3,475	1,447	--	12,698

Income from operations	20,709	19,756	8,411	--	48,876
Other expense (income):
Interest expense (income)	15,893	821	(825)	--	15,889
Other	(23,374)	671	3,300	19,403	--

Income before income taxes	28,190	18,264	5,936	(19,403)	32,987
Provision for income taxes	3,649	2,649	2,147	--	8,445

Net income	$24,541	$15,615	$3,789	$(19,403)	$24,542

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Six Months Ended December 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(14,946)	$(7,925)	$8,027	$(915)	$(15,759)

Investing activities:
Additions to property and equipment	(12,423)	--	--	--	(12,423)
Acquisition of licenses and other assets	(6,378)	--	--	--	(6,378)

Net cash used in investing activities	(18,801)	--	--	--	(18,801)

Financing activities:
Proceeds from short-term debt	26,810	--	--	--	26,810
Payments on long-term debt	(601)	--	--	--	(601)
Proceeds from the exercise of stock options	2,054	--	--	--	2,054
Proceeds from the issuance of common stock under the employee stock purchase plan	837	--	--	--	837
Repurchase of common stock	(415)	--	--	--	(415)
Net change in intercompany obligations	1,655	5,369	(7,939)	915	--

Net cash provided by (used in) financing activities	30,340	5,369	(7,939)	915	28,685

Effect of exchange rate changes on cash and cash equivalents	280	--	--	--	280
Net (decrease) increase in cash and cash equivalents	(3,127)	(2,556)	88	--	(5,595)
Cash and cash equivalents at beginning of period	7,278	23,001	8	--	30,287

Cash and cash equivalents at end of period	$4,151	$20,445	$96	$--	$24,692

Statement of Cash Flows	Six Months Ended December 31, 2006

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by operating activities	$28,202	$4,958	$8,403	$(1,058)	$40,505

Investing activities:
Additions to property and equipment	(5,647)	(4,705)	--	--	(10,352)
Acquisition of licenses and other assets	(91,359)	--	--	--	(91,359)

Net cash used in investing activities	(97,006)	(4,705)	--	--	(101,711)

Financing activities:
Proceeds from short-term debt	74,600	--	--	--	74,600
Proceeds from the exercise of stock options	393	--	--	--	393
Proceeds from issuance of common stock under employee stock purchase plan	696	--	--	--	696
Repurchase of common stock	(8,540)	--	--	--	(8,540)
Other	1,235	--	--	--	1,235
Net change in intercompany obligations	1,842	5,434	(8,334)	1,058	--

Net cash provided by (used in) financing activities	70,226	5,434	(8,334)	1,058	68,384

Effect of exchange rate changes on cash and cash equivalents	300	--	--	--	300
Net increase in cash and cash equivalents	1,722	5,687	69	--	7,478
Cash and cash equivalents at beginning of period	4,931	23,529	6	--	28,466

Cash and cash equivalents at end of period	$6,653	$29,216	$75	$--	$35,944

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

Overview

       We are a global prestige beauty products company. We sell fragrance, skin care and color cosmetic products in the United States primarily to department stores and mass retailers, as well as internationally in prestige department stores, perfumeries, boutiques and travel retail locations. We have established ourselves as a source of over 400 fragrance, skin care and cosmetic brands through brand ownership, brand licensing and distribution arrangements. In addition to approximately 100 prestige brands that we own or license, we also distribute over 300 additional prestige fragrance brands manufactured by other beauty companies principally to mass retailers in the United States. Our portfolio of owned and licensed fragrance brands includes the Elizabeth Arden fragrance brands: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, and Elizabeth Arden Mediterranean; the Elizabeth Taylor fragrance brands: White Diamonds and Elizabeth Taylor's Passion; the Britney Spears fragrance brands: curious Britney Spears, fantasy Britney Spears and Britney Spears believe; the Mariah Carey fragrance M by Mariah Carey; the Hilary Duff fragrance with Love...Hilary Duff; the Danielle Steel fragrance Danielle by Danielle Steel; the fragrance brands White Shoulders, Giorgio and Giorgio Red; the men's fragrances Daytona 500, HUMMER® Fragrance for Men, and PS Fine Cologne for Men; and the designer fragrance brands of Alfred Sung, Badgley Mischka, Bob Mackie, GANT, Lulu Guinness, Nanette Lepore, Geoffrey Beene and Halston. Our skin care brands include Ceramide, Intervene, Eight Hour Cream and PREVAGE®, and our cosmetic products include the Elizabeth Arden brand lipstick, foundation and color cosmetic products.

          Our business strategy to increase net sales, operating margins and earnings is based on (a) growing the sales of our existing brand portfolio through new product launches and increased advertising and marketing activities, (b) acquiring control of additional prestige brands through licensing opportunities and acquisitions, (c) expanding the offering of prestige fragrance products that we distribute on behalf of other beauty companies to mass retail customers, (d) implementing initiatives to improve our cost structure and working capital efficiencies, and (e) expanding our presence in established international markets such as Europe and Travel Retail, and developing our presence in emerging markets.

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

          In fiscal 2008, our key focus is on improving our operating margins, cash flow from operations and return on invested capital. For the six months ended December 31, 2007, our operating margin improved by approximately 150 basis points compared to the prior year period. We are implementing a variety of initiatives relating to our extended supply chain, logistics functions and enterprise information systems that we believe will provide improved operating and financial performance.

          Our financial results for the remainder of the fiscal year ending June 30, 2008, will also depend on our ability to successfully launch new products, successfully introduce our fragrance brands to additional retailers, and continue to grow our international sales, and on the impact that a slowing U.S. economy may have on consumer demand for our products. New product introductions require additional upfront spending for marketing, development and promotional expenses. To the extent one or more of our new product introductions or our efforts to expand operating margins or grow international sales are not as successful as we had planned, or if a slowing U.S. economy negatively affects consumer demand for our products, we could experience a reduction of our profitability and cash flow.

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

          Income Taxes. In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Effective July 1, 2007, we adopted FIN 48. The adoption of FIN 48 resulted in no change to the opening balance of our retained earnings.

          Prior to July 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). Under SFAS 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable.

Results of Operations

          The following discussion compares the historical results of operations for the three and six months ended December 31, 2007 and December 31, 2006. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands, percentages may not add due to rounding):

	Three Months Ended				Six Months Ended

	December 31, 2007		December 31, 2006		December 31, 2007		December 31, 2006

Net sales	$422,444	100.0%	$410,771	100.0%	$694,232	100.0%	$665,579	100.0%
Cost of sales	243,584	57.7	252,817	61.5	408,992	58.9	408,399	61.4
Gross profit	178,860	42.3	157,954	38.5	285,240	41.1	257,180	38.6
Selling, general and administrative expenses	119,361	28.3	108,322	26.4	211,833	30.5	195,606	29.4
Depreciation and amortization	6,210	1.5	6,350	1.5	12,164	1.8	12,698	1.9
Income from operations	53,289	12.6	43,282	10.5	61,243	8.8	48,876	7.3
Interest expense, net	8,266	2.0	8,529	2.1	15,754	2.3	15,889	2.4
Income before income taxes	45,023	10.7	34,753	8.5	45,489	6.6	32,987	5.0
Provision for income taxes	11,224	2.7	8,897	2.2	11,340	1.6	8,445	1.3
Net income	33,799	8.0	25,856	6.3	34,149	4.9	24,542	3.7

Other data
EBITDA and EBITDA margin (1)	$59,499	14.1%	$49,632	12.1%	$73,407	10.6%	$61,574	9.3%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006 and Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

         Net Sales.    Net sales increased 2.8%, or approximately $11.7 million, for the three months ended December 31, 2007, compared to the three months ended December 31, 2006. The increase is due to approximately $11 million of higher sales of Elizabeth Arden branded skin care products primarily in international markets. Incremental fragrance sales from the launch of M by Mariah Carey and sales of Giorgio brands resulting from the new license agreement signed in December 2006 were mostly offset by lower sales of distributed fragrance brands to U.S. mass customers. Excluding the impact of foreign currency translation, net sales increased 0.5%.

          Gross Profit.    Gross profit increased by 13.2% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006, primarily due to the higher sales and gross margin. Gross margin increased to 42.3% for the three months ended December 31, 2007, compared to 38.5% for the three months ended December 31, 2006 due to a higher proportion of our net sales coming from owned and licensed brands, which traditionally operate at higher gross margins than our distributed fragrance brands.

          SG&A.    Selling, general and administrative expenses increased 10.2%, or approximately $11.0 million, for the three months ended December 31, 2007, compared to the three months ended December 31, 2006. The increase was principally due to higher advertising and royalty costs of $8.7 million mainly related to new product launches, and higher marketing and sales overhead costs of $2.5 million mainly related to investments in our European operations, e-commerce activities and our Fifth Avenue store in New York City. These amounts include the unfavorable effect of foreign currency translation of approximately $3.1 million. We also incurred costs related to our extended supply chain and logistics functions initiatives, which offset the prior year period transition costs related to the Rivera and Sovereign acquisitions.

          Depreciation and Amortization.    Depreciation and amortization decreased by 2.2% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006. The decrease is primarily a result of reduced amortization related to certain intangible assets that were fully amortized during fiscal 2007 partially offset by higher depreciation costs due to the higher level of capital additions during the fiscal years ended June 30, 2007 and 2006.

          Interest Expense.    Interest expense, net of interest income decreased by 3.1% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006. The decrease is primarily a result of lower interest rates under our credit facility.

         Provision for Income Taxes.    A provision for income taxes of approximately $11.2 million was recorded for the three months ended December 31, 2007, compared to approximately $8.9 million for the three months ended December 31, 2006, primarily due to higher income from operations. The effective tax rate for the three months ended December 31, 2007 and 2006 was 24.9% and 25.6%, respectively.

          Net Income.    Net income increased by 30.7% to approximately $33.8 million for the three months ended December 31, 2007 compared to approximately $25.9 million for the three months ended December 31, 2006. The increase in net income was driven by higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by $9.9 million to $59.5 million for the three months ended December 31, 2007, compared to $49.6 million for the three months ended December 31, 2006. The increase in EBITDA was driven by higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

          EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing or financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2007	December 31, 2006

Net income	$33,799	$25,856
Plus:
Provision for income taxes	11,224	8,897
Interest expense, net	8,266	8,529
Depreciation and amortization	6,210	6,350

EBITDA	$59,499	$49,632

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

          Net Sales.    Net sales increased 4.3%, or approximately $28.7 million, for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. Fragrance sales increased approximately $18 million due to the launch of M by Mariah Carey and sales of the Giorgio brands resulting from the new license agreement signed in December 2006, partially offset by lower sales of distributed fragrance brands to U.S. mass customers. Sales of Elizabeth Arden branded skin care products increased approximately $12 million, primarily in international markets. Excluding the impact of foreign currency translation, net sales increased 1.9%.

          Gross Profit.    Gross profit increased by 10.9% for the six months ended December 31, 2007, compared to the six months ended December 31, 2006, primarily due to the higher sales and gross margin. Gross margin was 41.1% for the six months ended December 31, 2007, compared to 38.6% for the six months ended December 31, 2006 due to a higher proportion of our net sales coming from owned and licensed brands, which traditionally operate at higher gross margins than our distributed fragrance brands.

          SG&A.    Selling, general and administrative expenses increased 8.3%, or approximately $16.2 million, for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. The increase was principally due to higher advertising and royalty costs of $11.9 million mainly related to new product launches and higher marketing and sales overhead costs of $4.6 million mainly related to investments in our European operations, e-commerce activities and our Fifth Avenue store in New York City. These amounts include the unfavorable effect of foreign currency translation of approximately $4.7 million. We also incurred costs related to our extended supply chain and logistics functions initiatives, which offset the prior year period transition costs related to the Rivera and Sovereign acquisitions.

          Depreciation and Amortization.    Depreciation and amortization decreased by 4.2% for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. The decrease is primarily a result of reduced amortization related to certain intangible assets that were fully amortized during fiscal 2007 mostly offset by higher depreciation costs due to the higher level of capital additions during the fiscal years ended June 30, 2007 and 2006.

         Provision for Income Taxes.    A provision for income taxes of approximately $11.3 million was recorded for the six months ended December 31, 2007, compared to approximately $8.4 million for the six months ended December 31, 2006, primarily due to higher income from operations. The effective tax rate for the six months ended December 31, 2007 and 2006 was 24.9% and 25.6%, respectively.

           Net Income.    Net income increased by 39.1% to approximately $34.1 million for the six months ended December 31, 2007, as compared to approximately $24.5 million for the six months ended December 31, 2006. The increase in net income was driven by higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by $11.8 million to $73.4 million for the six months ended December 31, 2007, compared to $61.6 million for the six months ended December 31, 2006. The increase in EBITDA was driven by higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2007	December 31, 2006

Net income	$34,149	$24,542
Plus:
Provision for income taxes	11,340	8,445
Interest expense, net	15,754	15,889
Depreciation and amortization	12,164	12,698

EBITDA	$73,407	$61,574

Financial Condition

(Amounts in thousands)	Six Months Ended

	December 31, 2007	December 31, 2006

Net cash (used in) provided by operating activities	$(15,759)	$40,505
Net cash used in investing activities	(18,801)	(101,711)
Net cash provided by financing activities	28,685	68,384
Net (decrease) increase in cash and cash equivalents	(5,595)	7,478

          Cash Flows.     For the six months ended December 31, 2007, net cash used in operating activities was approximately $15.8 million, as compared to net cash provided by operating activities of approximately $40.5 million for the six months ended December 31, 2006. This increase in cash used for operating activities is primarily due to the prior year acquisition of the fragrance business of Sovereign Sales, LLC in which we acquired $68 million of inventory and which was reflected as an investing activity in our consolidated statement of cash flows, as required by generally accepted accounting principles (GAAP). If the inventory had been acquired in the ordinary course of our business, it would have resulted in a net use of cash from operating activities of $27.5 million ($40.5 million of cash provided by operating activities in the prior period less $68 million of inventory acquired and reported as an investing activity). The Company believes this additional information provides investors a more comparable measure to evaluate our operating cash flow performance for the six months ended December 31, 2007 as compared to the prior year period.

          Also contributing to the increase in cash used during the current period were higher payments of approximately $57.2 million due in part to investments in new supplier relationships coming from the Sovereign acquisition and higher incentive bonus payments made in August 2007 related to fiscal 2007 performance. Cash generated in the current period from the prior year build up of accounts receivable related to the Sovereign acquisition was offset by an increase in accounts receivable from non-U.S. customers which generally have longer collection cycles.

          For the six months ended December 31, 2007, net cash used in investing activities was approximately $18.8 million, as compared to approximately $101.7 million for the six months ended December 31, 2006. The decrease in net cash used in investing activities is primarily a result of approximately $91.4 million in cash paid in connection with the Sovereign acquisition in August 2006. Cash used in investing activities for the six months ended December 31, 2007, also includes $6.3 million paid to settle the first installment of contingent consideration associated with the Sovereign acquisition, and $12.4 million related to capital expenditures, primarily for computer hardware and software, tools and molds, in-store counters, and leasehold improvements.

          Net cash provided by financing activities decreased by approximately $39.7 million or 58.0% for the six months ended December 31, 2007, as compared to the six months ended December 31, 2006. The decrease was primarily due to additional borrowings under our credit facility during the six months ended December 31, 2006, used to fund a portion of the purchase price for the Sovereign acquisition.

          Interest paid during the six months ended December 31, 2007, included $8.7 million of interest payments on the 7-3/4% senior subordinated notes due 2014 and $6.7 million of interest paid on the borrowings under our credit facility. Interest paid during the six months ended December 31, 2006 included $8.7 million of interest payments on the 7 3/4% senior subordinated notes and $6.2 million paid on the borrowings under our credit facility.

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

          We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis of up to $250 million with a $25 million sub-limit for letters of credit. Pursuant to amendments to the credit facility entered into in August and November 2007, the credit facility was increased to $300 million until October 31, 2007, and to $275 million from November 1, 2007 until December 15, 2007. After December 15, 2007, the credit facility provides for borrowings up to $250 million.

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

          The credit facility is guaranteed by all of our U.S. subsidiaries and is collateralized by a first priority lien on all of our U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Except for the temporary additional borrowing availability described above, borrowings under the credit facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of our inventory, as determined pursuant to the terms of the credit facility. Our obligations under the credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable as of December 31, 2007. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London Interbank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of December 31, 2007, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the six months ended December 31, 2007 and 2006, the weighted average annual interest rate on borrowings under the Credit Facility was 6.8% and 7.2%, respectively.

          As of December 31, 2007, we had approximately $124 million in outstanding borrowings and approximately $5 million in letters of credit outstanding under the credit facility, approximately $246 million of eligible receivables and inventories available as collateral under the credit facility, and remaining borrowing availability of approximately $117 million.

           As of December 31, 2007, we had outstanding $225 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. See Note 11 to Notes to Unaudited Consolidated Financial Statements. The indentures pursuant to which the 7 3/4% senior subordinated notes were issued provide that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indentures generally permit us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indentures generally limit our ability to create liens, merge or transfer or sell assets. The indentures also provide that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indentures).

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

          Repurchases of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40.0 million of our common stock through March 31, 2007. On November 2, 2006, our board of directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31,

2007 to November 30, 2008. As of December 31, 2007, we had repurchased under the stock repurchase program 1,882,369 shares of common stock on the open market, at an average price of $18.22 per share, at a cost of approximately $34.3 million, including sales commissions. For the six months ended December 31, 2007, we repurchased 20,200 shares of Common Stock at an average price of $20.52 per share on the open market at a cost of $0.4 million, including sales commissions. Our acquisition of these shares was accounted for under the treasury method.

          Contractual Obligations.    At December 31, 2007, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $60.6 million through 2011, compared with $60.3 million through 2011 at June 30, 2007.

New Accounting Standards

Business Combinations

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for us on July 1, 2009. We are currently evaluating the impact of SFAS 141R on our consolidated financial statements.

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

The Fair Value Option for Financial Assets and Financial Liabilities

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available for select financial instruments and is irrevocable once applied. SFAS 159 will be effective for us beginning July 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

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

—

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact consumer confidence and demand, such as economic downturns;

—	our ability to protect our intellectual property rights;
—	the success, or changes in the timing or scope, of our new product launches, advertising and merchandising programs;
—	the quality, safety and efficacy of our products;
—	the impact of competitive products and pricing;
—

risks of international operations, including foreign currency fluctuations, hedging activities, economic and political consequences of terrorist attacks, and political instability in certain regions of the world;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of December 31, 2007, we had approximately $124 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the six months ended December 31, 2007, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three and six months ended December 31, 2007 would have increased or decreased by approximately $1.1 million and $1.9 million, respectively. See Note 6 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three and six months ended December 31, 2007, we derived approximately 36.5% and 37.1%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive (loss) income" in our consolidated balance sheets.

          As of December 31, 2007, we had notional amounts of 96.2 million Euros and 53.5 million British pounds under foreign currency contracts that expire between January 31, 2008 and June 29, 2009 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2007, we had notional amounts of 13.3 million Canadian dollars under foreign currency contracts that expire between January 31, 2008 and June 29, 2009 to reduce the exposure of our Canadian subsidiary's cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2007, was approximately $2.4 million and $3.1 million. At December 31, 2007, the unrealized loss, net of taxes associated with these contracts of approximately $8.1 million, is included in accumulated other comprehensive (loss) income.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of December 31, 2007, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2007 was approximately $0.5 million and $1.5 million, respectively.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended December 31, 2007.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2007 through October 31, 2007	--	N/A	--	$46,120,572

November 1, 2007 through November 30, 2007	--	N/A	--	$46,120,572

December 1, 2007 through December 31, 2007	20,200	$20.52	20,200	$45,705,460

Totals	20,200	$20.52	20,200	$45,705,460

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

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on November 14, 2007, in Miramar, Florida.

(b)	The following directors were elected at the Annual Meeting:

E. Scott Beattie
Fred Berens
Maura J. Clark
Richard C. W. Mauran
William M. Tatham
J. W. Nevil Thomas
Paul West

(c)	The shareholders voted at the Annual Meeting on the following matters:

1.	The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

	Votes Cast

	For	Withheld

E. Scott Beattie	25,575,361	401,269
Fred Berens	25,585,186	391,444
Maura J. Clark	25,654,363	322,267
Richard C. W. Mauran	25,296,758	679,872
William M. Tatham	25,662,226	314,404
J. W. Nevil Thomas	25,572,986	403,644
Paul West	25,574,531	402,099

2.

The vote on the approval of the amendment to our 2004 Stock Incentive Plan to (i) increase the number of shares of our common stock, par value $.01 per share, which may be granted under the 2004 Stock Incentive Plan from 2,000,000 to 2,700,000, (ii) re-approve the business criteria and limits that may be used in establishing performance-based awards, and (iii) to make certain other administrative changes, was as follows:

Votes Cast

		Broker
For	Against	Non-Votes	Abstentions

19,960,999	1,951,847	4,046,941	16,843

3.	The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008, was as follows:

Votes Cast

		Broker
For	Against	Non-Votes	Abstentions

25,184,348	790,755	0	1,527

ITEM 6.    EXHIBITS

Exhibit Number	Description

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

10.5

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2005, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N. A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.8 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-6370)).

10.6

Fifth Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2006, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N. A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.7 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No.1-6370)).

10.7

Sixth Amendment to Second Amended and Restated Credit Agreement dated as of August 15, 2007, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N. A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.7 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

Exhibit Number	Description

10.8 *

Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2007, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N. A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto.

10.9

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

10.11

Asset Purchase Agreement dated August 11, 2006 between the Company and Sovereign Sales, LLC (incorporated herein by reference to Exhibit 10.22 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.12 + *	2004 Stock Incentive Plan, as amended and restated.

10.13 +

2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.14 + *	2000 Stock Incentive Plan, as amended.

10.15 +	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.16 +	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.17 +

Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.18 +

Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.19 +

Form of Incentive Stock Option Agreement for stock option awards under the Company's 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.20 +

Form of Nonqualified Stock Option Agreement for stock option awards under the Company's 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.21 +

Form of Stock Option Agreement for stock option awards under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description

10.22 +

Form of Restricted Stock Agreement for service-based restricted stock awards (one-year vesting) under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.23 +

Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

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

10.26 +

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

10.28 + *	2005 Management Bonus Plan, as amended.

10.29 + *	2005 Performance Bonus Plan, as amended.

10.30 +

Compensation Arrangements for Named Executive Officers (incorporated herein by reference to Exhibit 10.29 filed as a part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.31 +

Board of Directors Compensation Arrangements (incorporated herein by reference to Exhibit 10.17 filed as a part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.32 +	Elizabeth Arden, Inc. Severance Policy (incorporated herein by reference to Exhibit 10.31 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.33 +

Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: February 8, 2008	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2008	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.8

Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2007, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N.A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto.

10.12	2004 Stock Incentive Plan, as amended and restated.

10.14	2000 Stock Incentive Plan, as amended.

10.28	2005 Management Bonus Plan, as amended.

10.29	2005 Performance Bonus Plan, as amended.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.