Form 10-Q
period 2008-03-01
ELIZABETH ARDEN INC
filed 2008-05-09
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]      No  [  ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
    Large accelerated filer  [  ]                                                                                     Accelerated filer                   [X]
    Non-accelerated filer    [  ]  (Do not check if a smaller reporting company)         Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2008

Common Stock, $.01 par value	28,620,281

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	March 31, 2008	June 30, 2007

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$28,392	$30,287
Accounts receivable, net	222,634	214,972
Inventories	340,037	380,232
Deferred income taxes	16,886	17,427
Prepaid expenses and other assets	22,160	22,675

Total current assets	630,109	665,593

Property and equipment, net	44,566	42,471
Exclusive brand licenses, trademarks and intangibles, net	223,284	224,611
Debt financing costs, net	5,190	5,777
Other assets	618	723

Total assets	$903,767	$939,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$97,800	$97,640
Accounts payable - trade	118,167	180,532
Other payables and accrued expenses	90,229	88,131
Current portion of long-term debt	1,292	1,125

Total current liabilities	307,488	367,428

Long-term Liabilities
Long-term debt, net	223,660	224,530
Deferred income taxes and other liabilities	31,115	26,290

Total long-term liabilities	254,775	250,820

Total liabilities	562,263	618,248

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 31,095,410 and 30,473,294 issued, respectively	311	305
Additional paid-in capital	278,650	265,245
Retained earnings	116,012	85,675
Treasury stock (2,475,129 and 1,862,169 shares at cost, respectively)	(45,768)	(33,879)
Accumulated other comprehensive (loss) income	(7,701)	3,581

Total shareholders' equity	341,504	320,927

Total liabilities and shareholders' equity	$903,767	$939,175

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Net sales	$210,554	$219,223	$904,786	$884,802
Cost of sales (excludes depreciation of $1,105, $939, $3,125 and $2,649 respectively, included below)	119,800	120,744	528,792	529,143

Gross profit	90,754	98,479	375,994	355,659

Operating expenses:
Selling, general and administrative	83,004	82,090	294,837	277,696
Depreciation and amortization	6,298	6,042	18,461	18,740

Total operating expenses	89,302	88,132	313,298	296,436

Income from operations	1,452	10,347	62,696	59,223

Interest expense, net	6,067	6,552	21,821	22,441

(Loss) income before income taxes	(4,615)	3,795	40,875	36,782
(Benefit from) provision for income taxes	(803)	638	10,538	9,083

Net (loss) income	$(3,812)	$3,157	$30,337	$27,699

Net (loss) income per common share:
Basic	$(0.14)	$0.11	$1.08	$1.00

Diluted	$(0.14)	$0.11	$1.04	$0.97

Weighted average number of common shares:
Basic	27,894	27,455	27,961	27,566

Diluted	27,894	28,754	29,292	28,581

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance at July 1, 2007	30,473	$305	$265,245	$85,675	(1,862)	$(33,879)	$3,581	$320,927

Issuance of common stock upon exercise of stock options	524	5	6,823		(202)	(4,450)		2,378

Issuance of common stock for employee stock purchase plan	41	--	837					837

Issuance of restricted stock, net of forfeitures	57	1	(1)					--

Amortization of share-based awards			5,746					5,746

Repurchase of common stock					(411)	(7,439)		(7,439)

Comprehensive income (loss):
Net income				30,337				30,337

Foreign currency translation adjustments							(581)	(581)

Disclosure of reclassification amount, net of taxes (10% tax rate):
Unrealized hedging loss arising during the period							(16,360)	(16,360)
Reclassification adjustment for hedging losses included in net income							5,659	5,659

Net unrealized cash flow hedging loss							(10,701)	(10,701)

Total comprehensive loss				30,337			(11,282)	19,055

Balance at March 31, 2008	31,095	$311	$278,650	$116,012	(2,475)	$(45,768)	$(7,701)	$341,504

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2008	March 31, 2007

Operating Activities:
Net income	$30,337	$27,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,461	18,740
Amortization of senior note offering and credit facility costs	920	992
Amortization of share-based awards	5,746	6,416
Deferred income taxes	1,457	5,170
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(7,663)	(32,650)
Decrease in inventories	40,195	10,176
Decrease (increase) in prepaid expenses and other assets	27	(2,791)
Decrease in accounts payable	(60,199)	(12,029)
(Decrease) increase in other payables, accrued expenses and other liabilities	(3,694)	18,667
Other	274	859

Net cash provided by operating activities	25,861	41,249

Investing Activities:
Additions to property and equipment	(15,506)	(13,870)
Acquisition of licenses and other assets	(6,433)	(91,487)

Net cash used in investing activities	(21,939)	(105,357)

Financing Activities:
Proceeds from short-term debt	160	74,840
Payments on long-term debt	(1,227)	(538)
Proceeds from the exercise of stock options	2,378	2,084
Proceeds from the issuance of new common stock under the employee stock purchase plan	837	696
Repurchase of common stock	(7,439)	(8,540)

Net cash (used in) provided by financing activities	(5,291)	68,542

Effect of exchange rate changes on cash and cash equivalents	(526)	273

Net (decrease) increase in cash and cash equivalents	(1,895)	4,707
Cash and cash equivalents at beginning of period	30,287	28,466

Cash and cash equivalents at end of period	$28,392	$33,173

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$25,876	$25,869

Income taxes paid during the period	$7,365	$1,479

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BUSINESS AND BASIS OF PRESENTATION

          Elizabeth Arden, Inc. (the "Company") is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 90 countries internationally.

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

          To conform to the current year presentation, the consolidated statement of cash flow as of March 31, 2007 reflects a reclassification from cash and cash equivalents to accounts payable related to book overdrafts.

NOTE 2.    COMPREHENSIVE INCOME (LOSS)

          The components of accumulated other comprehensive income included in the accompanying consolidated balance sheets consist of net unrealized cash-flow hedging gain (loss), net of taxes, and cumulative translation adjustments as of the end of each period. Comprehensive income and its components are as follows:

	Three Months Ended		Nine Months Ended

	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Net (loss) income	$(3,812)	$3,157	$30,337	$27,699
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,872)	(195)	(581)	1,132
Net unrealized cash flow hedging (loss) gain, net of taxes	(3,971)	684	(10,701)	(471)

Comprehensive (loss) income	$(9,655)	$3,646	$19,055	$28,360

NOTE 3.    INCOME (LOSS) PER SHARE

          Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock. For the three months ended March 31, 2008, diluted loss per share equals basic loss per share, as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

          The following table represents the computation of net income (loss) per share:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Basic
Net (loss) income	$(3,812)	$3,157	$30,337	$27,699

Weighted average shares outstanding	27,894	27,455	27,961	27,566

Net (loss) income per basic share	$(0.14)	$0.11	$1.08	$1.00

Diluted
Net (loss) income	$(3,812)	$3,157	$30,337	$27,699

Weighted average shares outstanding	27,894	27,455	27,961	27,566

Potential common shares - treasury method	--	1,299	1,331	1,015

Weighted average shares and potential dilutive common shares	27,894	28,754	29,292	28,581

Net (loss) income per diluted share	$(0.14)	$0.11	$1.04	$0.97

          The following table shows the number of shares subject to options and restricted stock awards that were outstanding for the three and nine months ended March 31, 2008 and 2007, that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended

	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Number of shares	3,233,677	800,959	796,351	1,151,959

          The following table shows the options to purchase shares of Common Stock that were outstanding during the three and nine months ended March 31, 2008 and 2007, where the option exercise price was greater than the average market price of the Common Stock over the applicable period:

	Three Months Ended		Nine Months Ended

	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Number of shares	1,148,310	729,959	760,351	847,959

Range of exercise price	$18.90-24.31	$20.75-23.40	$23.40-24.31	$18.35-23.40

NOTE 4.    SHARE-BASED COMPENSATION

          At March 31, 2008, the Company had outstanding several share-based compensation plans. For the three and nine months ended March 31, 2008 and 2007, the compensation cost charged against income and the tax benefit related to the compensation cost charged against income are presented below:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Share-based compensation cost	$2,034	$2,057	$5,746	$6,416

Tax benefit related to share- based compensation cost	$354	$346	$1,482	$1,585

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of March 31, 2008, there were approximately $8.8 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's share-based compensation plans. Those costs are expected to be recognized over a weighted-average period of approximately 1.9 years.

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

          The weighted-average grant date fair value of options granted during the nine months ended March 31, 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Common Stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Nine Months Ended
March 31, 2008

Expected dividend yield	0.00%
Expected price volatility	32.7%
Risk-free interest rate	4.06-4.66%
Expected life of options in years	5

          A summary of stock option activity under the Company's share-based compensation plans for the nine months ended March 31, 2008 is presented below:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options	Common Stock Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at June 30, 2007	3,397,968	$15.31	5.1
New grants	383,150	$23.66
Exercised	(523,941)	$13.02
Forfeited or expired	(23,500)	$18.81

Outstanding at March 31, 2008	3,233,677	$16.64	5.4	$13,960,776

Exercisable at March 31, 2008	2,460,493	$15.25	4.4	$12,942,748

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying Common Stock exceeds the exercise price of the option.

          The total intrinsic value of stock options exercised during the nine months ended March 31, 2008 and 2007, based upon the average market price during the period, was approximately $1.7 million and $1.6 million, respectively.

          In February 2008, the Company accepted the tender of 120,861 shares of Common Stock at a fair market value of $18.72 per share, representing a cost of approximately $2.3 million, as payment for the exercise price of stock options exercised by the Company's chief executive officer as permitted under the 1995 Stock Option Plan. The fair market value of the tendered shares was equal to the closing price of the Common Stock on the date that the Company was given notice of the tender of shares. The acquisition of these shares by the Company was accounted for under the treasury method.

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

          A summary of the Company's restricted stock activity for the nine months ended March 31, 2008, is presented below:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2007	920,921	$18.82
Granted	149,000	$23.59
Vested	(104,170)	$18.72
Forfeited	(91,951)	$21.77

Non-vested at March 31, 2008	873,800	$19.33

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. On November 30, 2007, 41,126 shares of Common Stock were purchased under this plan. For the three and nine months ended March 31, 2008, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.4 million, respectively. For the three and nine months ended March 31, 2007, the Company recorded costs associated with the ESPP of approximately $0.2 million and $0.4 million, respectively. The next purchase under the ESPP will be consummated on May 30, 2008.

NOTE 5.    NEW ACCOUNTING STANDARDS

Disclosures about Derivative Instruments and Hedging Activities

          In March 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company in its fiscal quarter beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Business Combinations

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for the Company on July 1, 2009. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position FSP 157-2 which delayed the effective date of SFAS 157 for those nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008.   With respect to financial assets and liabilities, SFAS 157 will be effective for the Company on July 1, 2008.  For nonfinancial assets and nonfinancial liabilities, SFAS 157 will be effective for the Company on July 1, 2009.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

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

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2008	June 30, 2007

Raw materials and components	$58,952	$61,297
Work in progress	18,519	32,681
Finished goods	262,566	286,254

Total	$340,037	$380,232

NOTE 7.    SHORT-TERM DEBT

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable as of March 31, 2008. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of March 31, 2008, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%.

          As of March 31, 2008, the Company had approximately $98 million in outstanding borrowings and approximately $5 million in letters of credit outstanding under the Credit Facility, compared with approximately $98 million in outstanding borrowings under the Credit Facility at June 30, 2007. As of March 31, 2008, the Company had approximately $206 million of eligible receivables and inventories available as collateral under the Credit Facility and remaining borrowing availability of approximately $103 million. For the nine months ended March 31, 2008 and 2007, the weighted average annual interest rate on borrowings under the Company's Credit Facility was 6.6% and 7.1%, respectively. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 8.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2008	June 30, 2007

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(1,986)	(2,182)
Riviera Term Note	1,938	2,837

Total debt	224,952	225,655
Less: Current portion of long-term debt	1,292	1,125

Total long-term debt	$223,660	$224,530

NOTE 9.    COMMITMENTS AND CONTINGENCIES

          At March 31, 2008, the Company had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $52.6 million through 2011, compared with $60.3 million through 2011 at June 30, 2007.

          In October 2005, the Company received a demand from a licensee of certain of the Company's patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. In November 2006, the Company filed a lawsuit against the licensee seeking recovery of its damages for breach of contract. In April 2007, the licensee filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also sought declaratory relief that it was not obligated to make further royalty payments and was entitled to recover approximately $3 million in royalty payments already made plus interest.

          In April 2008, the Company settled its litigation with the licensee. Under the terms of the settlement, the licensee agreed to pay the Company $540,000 in royalties in installments through June 2010, and the Company agreed to provide the licensee with a fully-paid license to use one of the Company's patents for the duration of the patent.

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

          As of March 31, 2008, the Company had notional amounts of 78.8 million Euros and 44.8 million British pounds under foreign currency contracts that expire between April 30, 2008 and June 30, 2009 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2008, the Company had notional amounts of 11.5 million Canadian dollars under foreign currency contracts that expire between April 30, 2008 and June 30, 2009 to reduce the exposure of the Company's Canadian subsidiary's cost of sales to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the three and nine months ended March 31, 2008, was approximately $2.5 million and $5.7 million, and the realized loss, net of taxes, recognized during the three and nine months ended March 31, 2007, was approximately $0.8 and $1.3 million. At March 31, 2008, the unrealized loss, net of taxes, associated with these contracts of approximately $12.1 million, is included in accumulated other comprehensive income (loss).

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of March 31, 2008, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the three and nine months ended March 31, 2008, was approximately $1.1 million and $2.6 million, respectively. The realized loss, net of taxes, recognized from contracts in place during the three and nine months ended March 31, 2007 was approximately $0.1 million and $0.6 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    REPURCHASE OF COMMON STOCK

          On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40.0 million of Common Stock through March 31, 2007. On November 2, 2006, the Board authorized the repurchase of an additional $40.0 million of Common Stock under the terms of the Company's existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of March 31, 2008, the Company had repurchased under the stock repurchase program 2,273,038 shares of Common Stock on the open market, at an average price of $18.18 per share, at a cost of approximately $41.4 million, including sales commissions. For the nine months ended March 31, 2008, the Company repurchased 410,869 shares of Common Stock at an average price of $18.11 per share on the open market under the stock repurchase program at a cost of $7.5 million, including sales commissions. For the three months ended March 31, 2008, the Company repurchased 390,669 shares of Common Stock at an average price of $17.98 per share on the open market under the stock repurchase program at a cost of $7.0 million, including sales commissions. The acquisition of these shares by the Company was accounted for under the treasury method.

NOTE 11.    INCOME TAXES

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

          The adoption of FIN 48 resulted in no change to the opening balance of the Company's retained earnings. The Company's balance of unrecognized tax benefits at July 1, 2007 was $5.3 million, and during the nine months ended March 31, 2008, an additional $1.0 million of unrecognized tax benefits were recorded for positions taken during such period. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. In addition, as a result of the adoption of FIN 48, $2.8 million relating to the Company's uncertain tax positions were reclassified from income taxes payable to deferred taxes.

          The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax return years remains open for the fiscal year ended January 31, 2004 and subsequent fiscal years. The Internal Revenue Service recently completed its examination of the Company's federal income tax return for the fiscal year ended June 30, 2005 with no changes. The fiscal year ended January 31, 2003 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to ten years. The fiscal year ended January 31, 2002 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. The Company recorded no significant penalties or interest for the three and nine months ended March 31, 2008, as a result of the Company's net operating loss carryforwards.

          The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

NOTE 12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of March 31, 2008 and June 30, 2007, and for the three and nine months ended March 31, 2008 and 2007, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of March 31, 2008

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$1,386	$26,998	$8	$--	$28,392
Accounts receivable, net	116,149	106,485	--	--	222,634
Inventories	243,713	96,324	--	--	340,037
Intercompany receivable	48,975	189,837	308,264	(547,076)	--
Deferred income taxes	12,933	3,953	--	--	16,886
Prepaid expenses and other assets	10,016	11,780	261	103	22,160

Total current assets	433,172	435,377	308,533	(546,973)	630,109

Property and equipment, net	29,137	15,429	--	--	44,566
Investment in subsidiaries	88,391	--	--	(88,391)	--
Exclusive brand licenses, trademarks and intangibles, net	61,713	7,681	153,890	--	223,284
Debt financing costs, net	5,190	--	--	--	5,190
Other assets	217,337	(227,186)	9,136	1,331	618

Total assets	$834,940	$231,301	$471,559	$(634,033)	$903,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$97,800	$--	$--	$--	$97,800
Accounts payable - trade	100,946	17,221	--	--	118,167
Intercompany payable	23,220	264,208	258,022	(545,450)	--
Other payables and accrued expenses	33,382	56,654	149	44	90,229
Current portion of long-term debt	1,292	--	--	--	1,292

Total current liabilities	256,640	338,083	258,171	(545,406)	307,488

Long-term debt, net	223,660	--	--	--	223,660
Deferred income taxes and other liabilities	13,136	7,987	10,227	(235)	31,115

Total liabilities	493,436	346,070	268,398	(545,641)	562,263

Shareholders' Equity
Common stock	311	--	--	--	311
Additional paid-in capital	278,650	(218,250)	217,015	1,235	278,650
Retained earnings (accumulated deficit)	116,012	110,667	(13,854)	(96,813)	116,012
Treasury stock	(45,768)	--	--	--	(45,768)
Accumulated other comprehensive loss	(7,701)	(7,186)	--	7,186	(7,701)

Total shareholders' equity	341,504	(114,769)	203,161	(88,392)	341,504

Total liabilities and shareholders' equity	$834,940	$231,301	$471,559	$(634,033)	$903,767

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2007

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$7,278	$23,001	$8	$--	$30,287
Accounts receivable, net	116,360	98,612	--	--	214,972
Inventories	291,536	88,696	--	--	380,232
Intercompany receivable	66,931	137,561	287,063	(491,555)	--
Deferred income taxes	18,221	(794)	--	--	17,427
Prepaid expenses and other assets	9,611	13,003	--	61	22,675

Total current assets	509,937	360,079	287,071	(491,494)	665,593

Property and equipment, net	25,445	17,026	--	--	42,471
Investment in subsidiaries	65,969	--	--	(65,969)	--
Exclusive brand licenses, trademarks and intangibles, net	60,494	8,332	155,785	--	224,611
Debt financing costs, net	5,777	--	--	--	5,777
Other assets	217,658	(227,328)	9,136	1,257	723

Total assets	$885,280	$158,109	$451,992	$(556,206)	$939,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$97,640	$--	$--	$--	$97,640
Accounts payable - trade	161,188	19,344	--	--	180,532
Intercompany payable	19,646	224,636	246,180	(490,462)	--
Other payables and accrued expenses	45,605	42,294	197	35	88,131
Current portion of long-term debt	1,125	--	--	--	1,125

Total current liabilities	325,204	286,274	246,377	(490,427)	367,428

Long-term debt, net	224,530	--	--	--	224,530
Deferred income taxes and other liabilities	14,619	4,062	7,419	190	26,290

Total liabilities	564,353	290,336	253,796	(490,237)	618,248

Shareholders' Equity
Common stock	305	--	--	--	305
Additional paid-in capital	265,245	(218,251)	217,015	1,236	265,245
Retained earnings (accumulated deficit)	85,675	81,946	(18,819)	(63,127)	85,675
Treasury stock	(33,879)	--	--	--	(33,879)
Accumulated other comprehensive income	3,581	4,078	--	(4,078)	3,581

Total shareholders' equity	320,927	(132,227)	198,196	(65,969)	320,927

Total liabilities and shareholders' equity	$885,280	$158,109	$451,992	$(556,206)	$939,175

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$113,567	$96,987	$2,852	$(2,852)	$210,554
Cost of sales	74,782	45,018	--	--	119,800

Gross profit	38,785	51,969	2,852	(2,852)	90,754

Selling, general and administrative costs	37,365	48,817	(326)	(2,852)	83,004
Depreciation and amortization	3,725	1,832	741	--	6,298

(Loss) income from operations	(2,305)	1,320	2,437	--	1,452
Other expense (income):
Interest expense (income)	6,092	387	(412)	--	6,067
Other	(2,552)	489	640	1,423	--

(Loss) income before income taxes	(5,845)	444	2,209	(1,423)	(4,615)
(Benefit from) provision for income taxes	(2,033)	431	799	--	(803)

Net (loss) income	$(3,812)	$13	$1,410	$(1,423)	$(3,812)

Statement of Operations	Nine Months Ended March 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$550,551	$354,235	$11,715	$(11,715)	$904,786
Cost of sales	370,075	158,717	--	--	528,792

Gross profit	180,476	195,518	11,715	(11,715)	375,994

Selling, general and administrative costs	154,905	152,623	(976)	(11,715)	294,837
Depreciation and amortization	10,855	5,385	2,221	--	18,461

Income from operations	14,716	37,510	10,470	--	62,696
Other expense (income):
Interest expense (income)	21,810	1,248	(1,237)	--	21,821
Other	(37,880)	262	3,934	33,684	--

Income before income taxes	30,786	36,000	7,773	(33,684)	40,875
Provision for income taxes	449	7,279	2,810	--	10,538

Net income	$30,337	$28,721	$4,963	$(33,684)	$30,337

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$119,320	$99,903	$3,279	$(3,279)	$219,223
Cost of sales	74,572	46,172	--	--	120,744

Gross profit	44,748	53,731	3,279	(3,279)	98,479

Selling, general and administrative costs	39,790	45,862	(283)	(3,279)	82,090
Depreciation and amortization	3,659	1,644	739	--	6,042

Income from operations	1,299	6,225	2,823	--	10,347
Other expense (income):
Interest expense (income)	6,539	425	(412)	--	6,552
Other	(5,473)	320	668	4,485	--

Income (loss) before income taxes	233	5,480	2,567	(4,485)	3,795
(Benefit from) provision for income taxes	(2,924)	2,634	928	--	638

Net income (loss)	$3,157	$2,846	$1,639	$(4,485)	$3,157

Statement of Operations	Nine Months Ended March 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$565,753	$319,049	$12,503	$(12,503)	$884,802
Cost of sales	377,503	151,640	--	--	529,143

Gross profit	188,250	167,409	12,503	(12,503)	355,659

Selling, general and administrative costs	154,808	136,308	(917)	(12,503)	277,696
Depreciation and amortization	11,436	5,118	2,186	--	18,740

Income from operations	22,006	25,983	11,234	--	59,223
Other expense (income):
Interest expense (income)	22,431	1,247	(1,237)	--	22,441
Other	(28,848)	991	3,968	23,889	--

Income before income taxes	28,423	23,745	8,503	(23,889)	36,782
Provision for income taxes	724	5,285	3,074	--	9,083

Net income	$27,699	$18,460	$5,429	$(23,889)	$27,699

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows	Nine Months Ended March 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(2,058)	$19,562	$9,359	$(1,002)	$25,861

Investing activities:
Additions to property and equipment	(12,370)	(3,136)	--	--	(15,506)
Acquisition of licenses and other assets	(6,433)	--	--	--	(6,433)

Net cash used in investing activities	(18,803)	(3,136)	--	--	(21,939)

Financing activities:
Proceeds from short-term debt	160	--	--	--	160
Payments on long-term debt	(1,227)	--	--	--	(1,227)
Proceeds from the exercise of stock options	2,378	--	--	--	2,378
Proceeds from the issuance of common stock under the employee stock purchase plan	837	--	--	--	837
Repurchase of common stock	(7,439)	--	--	--	(7,439)
Net change in intercompany obligations	20,786	(12,429)	(9,359)	1,002	--

Net cash provided by (used in) financing activities	15,495	(12,429)	(9,359)	1,002	(5,291)

Effect of exchange rate changes on cash and cash equivalents	(526)				(526)
Net (decrease) increase in cash and cash equivalents	(5,892)	3,997	--	--	(1,895)
Cash and cash equivalents at beginning of period	7,278	23,001	8	--	30,287

Cash and cash equivalents at end of period	$1,386	$26,998	$8	$--	$28,392

Statement of Cash Flows	Nine Months Ended March 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by operating activities	$15,354	$16,906	$10,088	$(1,099)	$41,249

Investing activities:
Additions to property and equipment	(7,510)	(6,360)	--	--	(13,870)
Acquisitions	(91,487)	--	--	--	(91,487)

Net cash used in investing activities	(98,997)	(6,360)	--	--	(105,357)

Financing activities:
Proceeds from short-term debt	74,840	--	--	--	74,840
Payments on long-term debt	(538)				(538)
Proceeds from the exercise of stock options	2,084	--	--	--	2,084
Proceeds from issuance of common stock under the employee stock purchase plan	696	--	--	--	696
Repurchase of common stock	(8,540)	--	--	--	(8,540)
Net change in intercompany obligations	13,731	(4,893)	(9,937)	1,099	--

Net cash provided by (used in) financing activities	82,273	(4,893)	(9,937)	1,099	68,542

Effect of exchange rate changes on cash and cash equivalents	273	--	--	--	273
Net (decrease) increase in cash and cash equivalents	(1,097)	5,653	151	--	4,707
Cash and cash equivalents at beginning of period	4,931	23,529	6	--	28,466

Cash and cash equivalents at end of period	$3,834	$29,182	$157	$--	$33,173

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

          In fiscal 2008, our key focus has been on improving our operating margins, cash flow from operations and return on invested capital. We are accelerating a variety of initiatives relating to our extended supply chain and logistics functions and implementing a new enterprise information system that we believe will provide improved operating and financial performance. We have begun to implement a restructuring plan that we currently expect to complete over the next 18 to 24 months in connection with these initiatives. The restructuring and one-time expenses associated with these initiatives consist of severance, relocation, recruiting and temporary staffing expenditures, and are expected to be approximately $12.0 million to $14.0 million before taxes, of which $1.1 million is expected to be recorded in the fourth quarter of fiscal 2008.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2007, other than the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), as described below, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

          Income Taxes.  Prior to July 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). Under SFAS 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable.

          In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. Effective July 1, 2007, we adopted FIN 48. The adoption of FIN 48 resulted in no change to the opening balance of our retained earnings. While we believe that our assessments of whether our tax positions are more likely than not to be sustained are reasonable, each assessment is subjective and requires the use of significant judgments. As a result, one or more of such assessments may prove ultimately to be incorrect, which could result in a change to net income.

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2008 and March 31, 2007. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands, percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended

	March 31, 2008		March 31, 2007		March 31, 2008		March 31, 2007

Net sales	$210,554	100.0%	$219,223	100.0%	$904,786	100.0%	$884,802	100.0%
Cost of sales	119,800	56.9	120,744	55.1	528,792	58.4	529,143	59.8
Gross profit	90,754	43.1	98,479	44.9	375,994	41.6	355,659	40.2
Selling, general and administrative expenses	83,004	39.4	82,090	37.4	294,837	32.6	277,696	31.4
Depreciation and amortization	6,298	3.0	6,042	2.8	18,461	2.0	18,740	2.1
Income from operations	1,452	0.7	10,347	4.7	62,696	6.9	59,223	6.7
Interest expense, net	6,067	2.9	6,552	3.0	21,821	2.4	22,441	2.5
(Loss) income before income taxes	(4,615)	(2.2)	3,795	1.7	40,875	4.5	36,782	4.2
(Benefit from) provision for income taxes	(803)	(0.4)	638	0.3	10,538	1.2	9,083	1.0
Net (loss) income	(3,812)	(1.8)	3,157	1.4	30,337	3.4	27,699	3.1

Other data
EBITDA and EBITDA margin (1)	$7,750	3.7%	$16,389	7.5%	$81,157	9.0%	$77,963	8.8%

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 and Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007. EBITDA margin represents EBITDA divided by net sales.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

          Net Sales.    Net sales decreased 4.0%, or approximately $8.7 million, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  The decline in net sales was due to higher sales allowances given primarily in our European and U.S. mass markets to increase sales of certain older brands and in response to a weakening retail environment. Net sales of fragrances declined approximately $6.9 million, primarily to customers in European markets and to U.S. mass customers while, net sales of Elizabeth Arden skin care and color products declined approximately $1.8 million primarily within our U.S. department store customers. Excluding the favorable impact of foreign currency translation, net sales decreased 5.9%.

          Gross Profit.    Gross profit decreased by 7.8% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to the lower sales and gross margin. Gross margin decreased to 43.1% for the three months ended March 31, 2008, compared to 44.9% for the three months ended March 31, 2007 due primarily to higher sales allowances.

          SG&A.    Selling, general and administrative expenses increased 1.1%, or approximately $0.9 million, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The increase is primarily due to (i) higher marketing and sales overhead expenses of $1.8 million primarily related to our European operations, e-commerce activities and our Fifth Avenue store in New York City, (ii) restructuring expenses of $1.0 million and (iii) professional fees of $1.0 million related to our extended supply chain and logistics reengineering initiatives. These increases include a portion of the aggregate unfavorable effect of foreign currency translation of approximately $2.8 million. The increase was partially offset by lower employee incentive costs of approximately $4.9 million.

          Depreciation and Amortization.    Depreciation and amortization increased by 4.2% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The increase is primarily due to higher depreciation costs of $0.7 million resulting from increased investments in property plant and equipment in recent years, partially offset by reduced amortization of $0.5 million related to certain intangible assets that were fully amortized during fiscal 2007.

          Interest Expense.    Interest expense, net of interest income, decreased by 7.4% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The decrease is primarily a result of lower interest rates under our credit facility.

         (Benefit from) Provision for Income Taxes.    A benefit from income taxes of approximately $0.8 million was recorded for the three months ended March 31, 2008, compared to a provision for income taxes of approximately $0.6 million for the three months ended March 31, 2007, primarily due to lower income from operations. The effective tax rate for the three months ended March 31, 2008 and 2007 was 17.4% and 16.8%, respectively. The income tax benefit for the three months ended March 31, 2008, reflects an adjustment to the estimated annual effective tax rate for changes in earnings contributions from our worldwide affiliates. The income tax provision for the three months ended March 31, 2007, reflects an adjustment to the estimated annual effective tax rate for changes in earnings contributions from our worldwide affiliates, as well as a benefit from research and development tax credits attributable to prior year, recorded on a discrete basis. Our worldwide affiliates generally have lower tax rates than our U.S. operations. Based on current estimated earnings contributions from our worldwide affiliates, our expected annualized effective tax rate for the year ending June 30, 2008 is 25.8%.

          Net (Loss) Income.    Net loss for the three months ended March 31, 2008 was approximately $3.8 million compared to a net income of approximately $3.2 million for the three months ended March 31, 2007. The decrease in earnings was driven by lower net sales and gross profit.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $8.6 million to $7.8 million for the three months ended March 31, 2008, compared to $16.4 million for the three months ended March 31, 2007. The decrease in EBITDA was driven by lower net sales and gross profit.

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

The following is a reconciliation of net (loss) income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2008	March 31, 2007

Net (loss) income	$(3,812)	$3,157
Plus:
(Benefit from) provision for income taxes	(803)	638
Interest expense, net	6,067	6,552
Depreciation and amortization	6,298	6,042

EBITDA	$7,750	$16,389

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

          Net Sales.    Net sales increased 2.3%, or approximately $20.0 million, for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. Fragrance sales increased approximately $11.5 million due to the launch of M by Mariah Carey and sales of the Giorgio brands resulting from the license agreement signed in December 2006, partially offset by the decline in sales, primarily in the U.S., of certain celebrity fragrances and distributed fragrance brands. Sales of Elizabeth Arden branded skin care products increased approximately $11.0 million, primarily in international markets. Net sales were adversely affected by higher sales allowances given primarily in our European and U.S. mass markets to increase sales of certain older brands and in response to a weakening retail environment. Excluding the favorable impact of foreign currency translation, net sales decreased 0.1%.

          Gross Profit.    Gross profit increased by 5.7% for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007, primarily due to the higher sales and gross margin. Gross margin was 41.6% for the nine months ended March 31, 2008, compared to 40.2% for the nine months ended March 31, 2007 due to a higher proportion of our net sales coming from owned and licensed brands, which traditionally operate at higher gross margins than our distributed fragrance brands, partially offset by higher sales allowances.

          SG&A.    Selling, general and administrative expenses increased 6.2%, or approximately $17.1 million, for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. The increase was principally due to higher advertising, promotional and royalty costs of $12.0 million mainly related to new product launches, higher marketing and sales overhead costs of $6.5 million mainly related to our European operations, e-commerce activities and our Fifth Avenue store in New York City and higher employee salary costs of $2.6 million. These amounts include a portion of the aggregate unfavorable effect of foreign currency translation of approximately $8.8 million. The increase was partially offset by lower employee incentive costs of $7.2 million. We also incurred costs related to our extended supply chain and logistics reengineering initiatives, which mostly offset prior period transition costs related to the acquisition of certain assets of Riviera Concepts, Inc. and the acquisition of the fragrance business of Sovereign Sales, LLC.

          Depreciation and Amortization.    Depreciation and amortization decreased by 1.5% for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. The decrease is primarily a result of reduced amortization of $1.6 million related to certain intangible assets that were fully amortized during fiscal 2007 mostly offset by higher depreciation costs of $1.4 million resulting from increased investments in property plant and equipment in recent years.

          Interest Expense.    Interest expense, net of interest income decreased by 2.8% for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. The decrease is primarily a result of lower interest rates under our credit facility.

         Provision for Income Taxes.     A provision for income taxes of approximately $10.5 million was recorded for the nine months ended March 31, 2008, compared to approximately $9.1 million for the nine months ended March 31, 2007, primarily due to higher income from operations. The effective tax rate for the nine months ended March 31, 2008 and 2007 was 25.8% and 24.7%, respectively. The change in our effective tax rate is primarily due to changes in earnings from worldwide affiliates. Our worldwide affiliates generally have lower tax rates than our U.S. operations.

           Net Income.    Net income increased by 9.5% to approximately $30.3 million for the nine months ended March 31, 2008, as compared to approximately $27.7 million for the nine months ended March 31, 2007. The increase in net income was driven by higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by $3.2 million to $81.2 million for the nine months ended March 31, 2008, compared to $78.0 million for the nine months ended March 31, 2007. The increase in EBITDA was driven by higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2008	March 31, 2007

Net income	$30,337	$27,699
Plus:
Provision for income taxes	10,538	9,083
Interest expense, net	21,821	22,441
Depreciation and amortization	18,461	18,740

EBITDA	$81,157	$77,963

Financial Condition

(Amounts in thousands)	Nine Months Ended

	March 31, 2008	March 31, 2007

Net cash provided by operating activities	$25,861	$41,249
Net cash used in investing activities	(21,939)	(105,357)
Net cash (used in) provided by financing activities	(5,291)	68,542
Net (decrease) increase in cash and cash equivalents	(1,895)	4,707

          Cash Flows.     For the nine months ended March 31, 2008, net cash provided by operating activities was approximately $25.9 million, as compared to approximately $41.3 million for the nine months ended March 31, 2007. This decrease in cash provided by operating activities is primarily due to the prior year acquisition of the fragrance business of Sovereign Sales in which we acquired $68 million of inventory and which was reflected as an investing activity in our consolidated statement of cash flows, as required by generally accepted accounting principles (GAAP). If the inventory had been acquired in the ordinary course of our business, it would have resulted in a net use of cash from operating activities of $26.7 million for the prior year period ($41.3 million of cash provided by operating activities in the prior period less $68 million of inventory acquired and reported as an investing activity). The Company believes this additional information provides investors a more comparable measure to evaluate our operating cash flow performance for the nine months ended March 31, 2008 as compared to the prior year period.

          Also, contributing to the decrease in cash provided by operating activities during the current period was a $60.2 million reduction in accounts payable reflecting increased payments to suppliers, partially offset by inventory reductions of $40.2 million due to our supply chain initiatives and the prior year increase in inventory levels that resulted from the Sovereign acquisition.

          For the nine months ended March 31, 2008, net cash used in investing activities was approximately $21.9 million, as compared to approximately $105.4 million for the nine months ended March 31, 2007. The decrease in net cash used in investing activities is primarily a result of approximately $91.5 million in cash paid in connection with the Sovereign acquisition in August 2006. Cash used in investing activities for the nine months ended March 31, 2008, also includes $6.3 million paid to settle the first installment of contingent consideration associated with the Sovereign acquisition, and $15.5 million related to capital expenditures, primarily for computer hardware and software, tools and molds, in-store counters, and leasehold improvements.

          For the nine months ended March 31, 2008, net cash used in financing activities was approximately $5.3 million, as compared to net cash provided by financing activities of approximately $68.5 million for the nine months ended March 31, 2007. The decrease in net cash provided by financing activities was primarily due to additional borrowings under our credit facility during the nine months ended March 31, 2007, used to fund a portion of the purchase price for the Sovereign acquisition. During the nine months ended March 31, 2008, we repurchased approximately $7.4 million of our common stock.

          Interest paid during the nine months ended March 31, 2008, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $8.3 million of interest paid on the borrowings under our credit facility. Interest paid during the nine months ended March 31, 2007 included $17.4 million of interest payments on the 7 3/4% senior subordinated notes and $8.3 million paid on the borrowings under our credit facility.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing availability declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable as of March 31, 2008. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing availability after the applicable payment of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London Interbank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans. As of March 31, 2008, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the nine months ended March 31, 2008 and 2007, the weighted average annual interest rate on borrowings under the Credit Facility was 6.6% and 7.1%, respectively.

          As of March 31, 2008, we had approximately $98 million in outstanding borrowings and approximately $5 million in letters of credit outstanding under the credit facility, approximately $206 million of eligible receivables and inventories available as collateral under the credit facility, and remaining borrowing availability of approximately $103 million.

          As of March 31, 2008, we had outstanding $225 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. See Note 12 to Notes to Unaudited Consolidated Financial Statements. The indentures pursuant to which the 7 3/4% senior subordinated notes were issued provide that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indentures generally permit us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indentures generally limit our ability to create liens, merge or transfer or sell assets. The indentures also provide that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indentures).

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

          Repurchases of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40.0 million of our common stock through March 31, 2008. On November 2, 2006, our board of directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of March 31, 2008, we had repurchased under the stock repurchase program 2,273,038 shares of common stock on the open market, at an average price of $18.18 per share, at a cost of approximately $41.4 million, including sales commissions. For the nine months ended March 31, 2008, we repurchased 410,869 shares of common stock at an average price of $18.11 per share on the open market under the stock repurchase program at a cost of $7.5 million, including sales commissions. For the three months ended March 31, 2008, we repurchased 390,669 shares of common stock at an average price of $17.98 per share on the open market under the stock repurchase program at a cost of $7.0 million, including sales commissions. Our acquisition of these shares was accounted for under the treasury method.

          Contractual Obligations.    At March 31, 2008, we had contractual obligations to incur promotional and advertising expenses, which are either fixed commitments or based on net sales for licensed brands, and minimum royalty guarantees in an aggregate amount of $52.6 million through 2011, compared with $60.3 million through 2011 at June 30, 2007.

New Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

          In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for us in our fiscal quarter beginning January 1, 2009. We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.

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

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FSP 157-2 which delayed the effective date of SFAS 157 for those nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 will be effective for us on July 1, 2008. For nonfinancial assets and nonfinancial liabilities, SFAS 157 will be effective for us on July 1, 2009. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products and/or initiatives, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007:

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

—

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact retailer and/or consumer confidence and demand, such as economic downturns;

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

—	the success of, and costs associated with, our restructuring plan; and
—	other unanticipated risks and uncertainties.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2008, we had approximately $98 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the three and nine months ended March 31, 2008, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three and nine months ended March 31, 2008 would have increased or decreased by approximately $0.6 million and $2.5 million, respectively. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three and nine months ended March 31, 2008, we derived approximately 46.1% and 39.2%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may decrease our reported cash flow and operating profits. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in "Accumulated other comprehensive (loss) income" in our consolidated balance sheets.

          As of March 31, 2008, we had notional amounts of 78.8 million Euros and 44.8 million British pounds under foreign currency contracts that expire between April 30, 2008 and June 30, 2009 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2008, we had notional amounts of 11.5 million Canadian dollars under foreign currency contracts that expire between April 30, 2008 and June 30, 2009 to reduce the exposure of our Canadian subsidiary's cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the three and nine months ended March 31, 2008, was approximately $2.5 million and $5.7 million. At March 31, 2008, the unrealized loss, net of taxes associated with these contracts of approximately $12.1 million, is included in accumulated other comprehensive income (loss).

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of March 31, 2008, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three and nine months ended March 31, 2008 was approximately $1.1 million and $2.6 million, respectively.

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

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          In October 2005, we received a demand from Mystic Tan, Inc., a licensee of certain of our patents, alleging that we had breached the license agreement, indicating that it would not pay any further royalties and requesting that we return approximately $3 million in royalty payments already made by them. In November 2006, we filed a lawsuit against the Mystic Tan in the U.S. District Court for the Southern District of New York seeking recovery of our damages for breach of contract. In April 2007, Mystic Tan filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also sought declaratory relief that it was not obligated to make further royalty payments and was entitled to recover approximately $3 million in royalty payments already made plus interest.

          In April 2008, we settled our litigation with Mystic Tan. Under the terms of the settlement, Mystic Tan agreed to pay us $540,000 in royalties in installments through June 2010, and we agreed to provide Mystic Tan with a fully-paid license to use one of the Company's patents for the duration of the patent.

          We are a party to a number of other legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, our management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on our business, financial position or results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

	(a)		(b)		(c)	(d)

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2008 through January 31, 2008	--		--		--	$45,706,066

February 1, 2008 through February 29, 2008	439,852	(3)	$18.19	(3)	318,991	$39,966,816

March 1, 2008 through March 31, 2008	71,678		$17.93		71,678	$38,681,472

Totals	511,530	(3)	$18.16	(3)	390,669	$38,681,472

     (1)   On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40 million of our common stock through December 31, 2007. The stock repurchase program was announced on November 3, 2005. On November 2, 2006, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. The extension of the stock repurchase program was announced on November 3, 2006.
     (2)   Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.
     (3)   Includes 120,861 shares tendered to us at a price of $18.72 per share to pay the exercise price of certain stock options exercised by our chief executive officer during February 2008.

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

10.8

Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2007, among the Company, JP Morgan Chase Bank, as administrative agent, Bank of America, N. A. (formerly Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

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

10.12 +

2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.13 +

2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.14 +	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.15 +	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.16 +	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 filed as part of the Company's Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

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

10.28 +

2005 Management Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.28 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.29 +

2005 Performance Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.29 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: May 9, 2008	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.