Form 10-K
period 2008-06-30
ELIZABETH ARDEN INC
filed 2008-09-12
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☑ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $443 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $20.35 per share on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of September 5, 2008, the registrant had 28,804,588 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2008, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

Elizabeth Arden, Inc.

PART I

ITEM 1.    BUSINESS

General

Elizabeth Arden, Inc. is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Elizabeth Arden branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, and Elizabeth Arden Mediterranean; the Elizabeth Arden skin care brands: Ceramide, Eight Hour Cream, Intervene and PREVAGE®; and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our prestige fragrance portfolio includes the following celebrity, lifestyle and designer fragrances:

Celebrity Fragrances	Elizabeth Taylor’s White Diamonds and Passion, curious Britney Spears, fantasy Britney Spears and Britney Spears believe, with Love…Hilary Duff, Danielle by Danielle Steel, M by Mariah Carey, Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, Lucky, PS Fine Cologne for Men, Design and White Shoulders

Designer Fragrances	Juicy Couture, Badgley Mischka, Rocawear, Alberta Ferretti, Alfred Sung, Nannette Lepore, Geoffrey Beene, Halston, Bob Mackie, and GANT

In addition to our owned and licensed fragrance brands, we distribute over 400 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

We sell our prestige beauty products to retailers and other outlets in the United States and internationally, including;

•	U.S. department stores such as Macy’s, Dillard’s, Belk, JCPenney, Saks, Bloomingdales and Nordstrom;

•	U.S. mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and

•	International retailers such as Boots, Debenhams, Sephora, Marionnaud, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige department stores and our fragrances in department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 90 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques, and on the internet.

Our operations are organized into the following reportable segments:

•

North America Fragrance — Our North America Fragrance segment sells fragrances to department stores, mass retailers and wholesalers in the United States, Canada and Puerto Rico. This segment also sells our Elizabeth Arden products in prestige department stores in Canada and Puerto Rico, and to other selected retailers.

•

International — Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 90 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

•

Other — The Other reportable segment sells our Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party.

Financial information relating to our reportable segments is included in Note 18 to the Notes to Consolidated Financial Statements.

Our net sales to customers in the United States and in foreign countries (in U.S. dollars) and net sales as a percentage of consolidated net sales for the years ended June 30, 2008, 2007 and 2006, are listed in the following chart:

	Year Ended June 30,
	2008		2007		2006
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$685.4	60%	$706.5	63%	$576.7	60%
Foreign	455.7	40%	421.0	37%	377.9	40%

Total	$1,141.1	100%	$1,127.5	100%	$954.6	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2008, 2007 and 2006, are listed in the following chart:

	Year Ended June 30,
(Amounts in millions)	2008	2007	2006
United Kingdom	$85.7	$71.5	$68.5
Australia	40.1	38.8	32.1
Canada	40.0	31.6	20.4
Spain	28.1	23.9	23.0

The financial results of our international operations are subject to volatility because of foreign currency exchange rate changes, inflation and changes in political and economic conditions in the countries in which we operate. The value of international assets is also affected by fluctuations in foreign currency exchange rates. For information on the breakdown of our long-lived assets in the United States and internationally and risks associated with our international operations, see Note 18 to the Notes to Consolidated Financial Statements.

Our principal executive offices are located at 2400 S.W. 145th Avenue, Miramar, Florida 33027, and our telephone number is (954) 364-6900. We maintain a website with the address www.elizabetharden.com. We are not including information contained on our website as part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

Information relating to corporate governance at Elizabeth Arden, Inc., including our Corporate Governance Guidelines and Principles, Code of Ethics for Directors and Executive and Finance Officers, Code of Business Conduct and charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, is available on our website under the section “Corporate Info — Investor Relations — Corporate Governance.” We will provide the foregoing information without charge upon written request to Secretary, Elizabeth Arden, Inc., 2400 S.W. 145th Avenue, Miramar, FL 33027.

Business Strategy

Our business strategy is to increase net sales, operating margins and earnings by (a) growing the sales of our existing brand portfolio, including the Elizabeth Arden brand, through new product innovation and targeting additional demographics and geographic markets, (b) acquiring prestige beauty brands through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in the U.S., and (d) implementing initiatives to improve our cost structure and working capital efficiencies.

We believe the Elizabeth Arden brand is one of the most widely recognized beauty brands in the world, and we intend to continue to invest behind and grow this brand on a global basis through brand innovation and increased penetration in certain international markets. In fiscal 2009, we plan to introduce a number of new Elizabeth Arden branded products, including (i) a new Elizabeth Arden fragrance, (ii) PREVAGE® Body (a product under the PREVAGE® franchise), (iii) a mineral-based foundation, and a number of other Elizabeth Arden branded skin care and color products. In addition, during fiscal 2009 we plan to launch a new fragrance under our Rocawear fragrance license, a new Juicy Couture fragrance and new fragrances under our Mariah Carey, Giorgio Beverly Hills, Badgley Mischka, GANT and Usher licenses.

We continue to pursue business efficiencies throughout our company, particularly in the supply chain, logistics and information technology areas to improve our cash flow, operating margins and profitability and to accommodate the anticipated growth of our business. In fiscal 2007, we commenced a comprehensive review of our global business processes to re-engineer our extended supply chain, logistics and transaction processing systems. We call this initiative our Global Efficiency Re-engineering initiative. This initiative includes (i) improvements in the efficiency of our supply chain and business processes, (ii) a migration to a shared services model to simplify transaction processing by consolidating our global transaction processing functions, and (iii) the implementation of an Oracle financial accounting and order processing system.

We continue to evaluate and invest in markets around the world that we believe have significant opportunities for growth of our products. For example, during the last three fiscal years, we have established sales affiliates in France, the Middle East (Dubai) and Greater China, where previously we had used distributors in those markets to sell our products. We are also focused on expanding sales of our products in developing markets including Latin America, Eastern Europe and India.

Recent License Agreements and Acquisitions

Effective June 9, 2008, we became the exclusive, global licensee for the sale, manufacture, distribution and marketing of the Liz Claiborne fragrance brands under a long-term agreement with Liz Claiborne, Inc. and certain of its affiliates. The Liz Claiborne fragrance portfolio consists of the Juicy Couture, Curve by Liz Claiborne, Lucky, Liz, Realities, Bora Bora and Mambo fragrances. In connection with the Liz Claiborne license agreement we also assumed a license for the Usher celebrity fragrances. We anticipate that the Liz Claiborne licensing arrangement will allow us to (i) increase our market share in our North America Fragrance segment, (ii) gain efficiencies from a larger fragrance business, particularly by leveraging our supply chain, logistics and sales organizations, (iii) increase our gross margins by converting existing North America mass customer sales from distribution margins to owned/licensed margins, and (iv) provide additional sales volume for our International segment.

During the fiscal years ended June 30, 2007 and 2006, we (i) entered into a license agreement with Procter & Gamble for the license of the Giorgio Beverly Hills fragrance brand, (ii) completed the acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC, a distributor of prestige fragrances to mass retail customers, allowing us to offer additional fragrance brands to our mass retail customers, and (iii) completed the acquisition of certain assets of Riviera Concepts Inc., including brand licenses for a number of fragrance brands, including Alfred Sung, HUMMER™, Badgley Mischka, Nannette Lepore and Bob Mackie.

Products

Our net sales of products and net sales of products as a percentage of consolidated net sales for the years ended June 30, 2008, 2007 and 2006, are listed in the following chart.

	Year Ended June 30,
	2008		2007		2006
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$845.4	74%	$851.1	75%	$716.6	75%
Skin Care	217.6	19%	200.6	18%	169.0	18%
Cosmetics	78.1	7%	75.8	7%	69.0	7%

Total	$1,141.1	100%	$1,127.5	100%	$954.6	100%

Fragrance.    We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, eau de parfum, body spray and gift sets. Our fragrances are classified into the Elizabeth Arden branded fragrances, celebrity branded fragrances, designer branded fragrances, and lifestyle fragrances. Each fragrance is sold in a variety of sizes and packaging assortments. In addition, we sell bath and body products that are based on the particular fragrance, such as soaps, deodorants, body lotions, gels, creams and dusting powder, to complement the fragrance lines. We sell fragrance products worldwide, primarily to department stores, mass retailers, wholesalers, perfumeries, boutiques and travel retail outlets. We tailor the size and packaging of the fragrance to suit the particular target customer.

Skin Care.    Our skin care lines are sold under the Elizabeth Arden name and include products such as moisturizers, creams, lotions and cleansers. Our core Elizabeth Arden branded products include Ceramide, PREVAGE®, Eight Hour Cream, and Intervene. Our Ceramide skin care line targets women who are 40 and over. Intervene is our pre-emptive anti-aging skin care line, targeted to the 25 to 39 year old interested in fighting the signs of aging. PREVAGE® is our premium cosmeceutical skin care line. We sell skin care products worldwide, primarily in prestige department and specialty stores, perfumeries and travel retail outlets.

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

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Red Door Revealed, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden Mediterranean, Plump Perfect, Intervene, Millennium, White Shoulders, Halston, Z-14, PS Fine Cologne for Men, Design and Wings. These trademarks are registered or have pending applications in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We are the exclusive worldwide trademark licensee for a number of fragrance brands including:

•	the Elizabeth Taylor fragrances White Diamonds and Elizabeth Taylor’s Passion;

•	the Liz Claiborne fragrances Curve, Realities, Lucky, Mambo and Bora Bora;

•	the Juicy Couture fragrances Juicy Couture, Dirty English and Viva la Juicy;

•	the Mariah Carey fragrance M by Mariah Carey;

•	the Usher fragrances;

•	the Alfred Sung fragrances SUNG Alfred Sung, SHI Alfred Sung and JEWEL Alfred Sung;

•	the designer fragrance brands of Badgley Mischka, Alberta Ferretti, Rocawear, Nanette Lepore, Bob Mackie, Geoffrey Beene and Halston;

•	the Britney Spears fragrances curious Britney Spears, fantasy Britney Spears and Britney Spears believe;

•	the Hilary Duff fragrance with Love…Hilary Duff;

•	the Danielle Steel fragrance Danielle by Danielle Steel; and

•	the Giorgio fragrances Giorgio Beverly Hills and Giorgio Red.

We are the exclusive worldwide licensee for the PREVAGE® skin care line for retail outlets. The Elizabeth Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Britney Spears license terminates in December 2009 and is renewable by us, at our sole option, for a five-year term. The PREVAGE® license terminates in December 2010 and is renewable by us for unlimited five-year terms if certain sales targets are achieved. The license agreement with Liz Claiborne Inc. and its affiliates relating to the Liz Claiborne and Juicy Couture fragrances terminates in December 2017, and is renewable by us for two additional five-year terms, provided specified conditions are met. The other license agreements have terms ranging from 2009 to 2045 and beyond, and, typically, have renewal terms dependent on sales targets being achieved.

We also have the right under various exclusive distributor and license agreements and arrangements to distribute other fragrances in various territories and to use the registered trademarks of third parties in connection with the sale of these products.

Certain of our skin care and cosmetic products and the PREVAGE® skin care line incorporate patented or patent-pending formulations. In addition, several of our packaging methods, packages, components and products are covered by design patents, patent applications and copyrights. Substantially all of our trademarks and all of our patents are held by us or by one of our wholly-owned United States subsidiaries.

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including department stores such as Macy’s, Dillard’s, Saks, JCPenney, Belk, Bloomingdales and Nordstrom; specialty stores such as Ulta and Sephora and mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, Rite-Aid and CVS; and to international retailers such as Boots, Debenhams, Sephora, Marionnaud, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free. We also sell products to independent fragrance, cosmetic, gift and other stores and through our e-commerce site at www.elizabetharden.com. We currently sell our skin care and cosmetics products in North America primarily in prestige department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 90 other countries worldwide through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through local distributors under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in the Elizabeth Arden 5th Avenue store in New York, which we operate, and in Red Door beauty salons, which are owned and operated by an unrelated third party. In addition to the sales price of our products sold to the operator of these salons, we receive a licensing fee based on the net sales from each of the salons for the use of the “Elizabeth Arden” or “Red Door” trademarks.

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

Our ten largest customers accounted for approximately 39% of net sales for the year ended June 30, 2008. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart (including Sam’s Club), which accounted for approximately 15% of our consolidated net sales and approximately 25% of our North America Fragrance segment net sales. The loss of or a significant adverse change in our relationship with any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

The industry practice for businesses that market beauty products has been to grant certain retailers, subject to our authorization and approval, the right to either return merchandise or to receive a markdown allowance for certain products. We establish estimated return reserves and markdown allowances at the time of sale based upon historical and projected experience, economic trends and changes in customer demand. Our reserves and allowances are reviewed and updated as needed during the year, and additions to these reserves and allowances may be required. Additions to our reserves and allowances may have a negative impact on our financial results. We have a dedicated sales organization to sell returned products that are saleable.

Marketing

Our marketing approach emphasizes a consistent global image for our brands, and each of our fragrance, skin care and cosmetics products is distinctively positioned with specific advertising themes, logos and packaging tailored for that particular product. We utilize our spokesperson, Catherine Zeta-Jones, to contemporize the Elizabeth Arden brand globally, and our classic Red Door symbol to reinforce the Elizabeth Arden brand heritage. We use traditional print, television and radio advertising, and point-of-sale merchandising, including displays and sampling, as well as less traditional methods, such as the internet, mobile phones and instant messaging. We work with third party advertising agencies to assist us in our worldwide media planning, which includes developing the media strategy for our brands and assisting us in developing the marketing campaigns for many of our products. We believe these agencies have the expertise to help us effectively market our products.

During the last three fiscal years, we have focused our Elizabeth Arden skin care and color cosmetics innovation on our three core skin care franchises: Ceramide, PREVAGE®, and Intervene. By aligning our cosmetic product offerings with these franchises, we have simplified our product offerings, reduced excess stock-keeping units (SKUs) and, we believe, more effectively leveraged our advertising and marketing expenditures.

New product introduction is an important element in attracting consumers to our brands and in creating brand excitement with our retail customers. Our marketing personnel work closely with our retail customers to develop new products and promotions and extensions of our well-established brands. Our efforts are primarily focused on the identification of consumer needs and shifts in consumer preferences in order to develop new fragrance, skin care and cosmetic products, develop line extensions and promotions, and redesign or reformulate existing products.

Our marketing efforts also benefit from cooperative advertising programs with our retailers, often linked with particular promotions. In our department store and perfumerie accounts we periodically promote our brands with “gift with purchase” and “purchase with purchase” programs. At in-store counters, sales representatives offer personal demonstrations to market individual products. We also engage in extensive sampling programs.

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

Seasonality

Our operations have historically been seasonal, with higher sales occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2008, approximately 61% of our net sales were made during the first half of our fiscal year. Due to product innovations and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

Manufacturing, Supply Chain and Logistics

We use third-party contract manufacturers in the United States and Europe to obtain substantially all of our raw materials, components and packaging products and to manufacture finished products relating to our owned and licensed brands. Our fragrance and skin care products are primarily manufactured by Cosmetic Essence, Inc., an unrelated third party, in plants located in New Jersey and Roanoke, Virginia, under a manufacturing agreement that expires on January 31, 2010. Pricing is based on fixed costs per item. Third parties in Europe manufacture certain of our fragrance and cosmetic products. We also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

Except for the Cosmetic Essence, Inc. manufacturing agreement, as is customary in our industry, we generally do not have long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 33% of our cost of sales for the year ended June 30, 2008. The loss of, or a significant adverse change in our relationship with, any of our key fragrance manufacturers for our owned and licensed brands, such as Cosmetic Essence, Inc., or suppliers of our distributed fragrance brands could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory. Our fulfillment operations for Europe are conducted under a logistics services agreement by CEPL, an unrelated third party, at CEPL’s facility in Beville, France. The CEPL agreement expired in June 2008, and we are negotiating an extension of this logistics services agreement through June 2013. While we insure our inventory and the Roanoke facility, the loss of either of these distribution facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and inventory and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

In connection with our Global Efficiency Re-engineering initiative, we are implementing an Oracle financial accounting and order processing system to improve key transaction processes and accommodate anticipated growth of our business. We expect this infrastructure investment to simplify our transaction processing by utilizing a common platform to centralize all of our global transaction processing functions.

We have back-up facilities to enhance the reliability of our management information systems. These facilities are designed to continue to operate if our main facilities should fail. We also have a disaster recovery plan, which is tested periodically, to protect our business operations and customer information. We also have business interruption insurance to cover a portion of any disruption in our management information systems resulting from certain hazards.

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

We believe that we compete primarily on the basis of brand recognition, quality, product efficacy, price, and our emphasis on providing value-added customer services, including category management services, to certain retailers. There are products that are better-known and more popular than the products manufactured or supplied by us. Many of our competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than we do, as well as greater name recognition and the ability to develop and market products similar to and competitive with those manufactured by us.

Employees

As of September 5, 2008, we had approximately 2,125 full-time employees and approximately 400 part-time employees in the United States and 17 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of September 5, 2008 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	49	Chairman, President and Chief Executive Officer
Stephen J. Smith	48	Executive Vice President and Chief Financial Officer
L. Hoy Heise	62	Executive Vice President and Chief Information Officer
Michael H. Lombardi	65	Executive Vice President, Package Design and Innovation
Oscar E. Marina	49	Executive Vice President, General Counsel and Secretary
Elizabeth Park	45	Executive Vice President, Skin Care & Color Marketing and General Manager — Arden U.S.
Ronald L. Rolleston	52	Executive Vice President, Global Fragrance Marketing
Joel B. Ronkin	40	Executive Vice President, General Manager — North America Fragrances
Jacobus A. J. Steffens	47	Executive Vice President, General Manager — International

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of the Board of Directors since April 2000, as our President and Chief Executive Officer since August 2006, as our Chief Executive Officer since March 1998 and as a member of our Board of Directors since January 1995. Mr. Beattie also served as our President from April 1997 to March 2003, as our Chief Operating Officer from April 1997 to March 1998, and as our Vice Chairman of the Board of Directors and Assistant Secretary from November 1995 to April 1997. Mr. Beattie is a director of Object Video, Inc., an information technology company. Mr. Beattie is also a director and a member of the Executive Committee of The Personal Care Products Council and a member of the advisory board of the Ivey Business School.

Stephen J. Smith has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

L. Hoy Heise has served as our Executive Vice President and Chief Information Officer since November 2007, as our Executive Vice President, Chief Information Officer and Operations Planning from March 2006 to November 2007, and as our Senior Vice President and Chief Information Officer from May 2004 to February 2006. From February 2003 to April 2004, Mr. Heise was the founder and principal of his own technology consulting firm. From June 1999 until May 2001, Mr. Heise was Senior Vice President of Gartner, an information technology research firm. Prior to that time, Mr. Heise worked in various management and consulting capacities for Renaissance Worldwide, a global provider of business process improvement and information technology consulting services.

Michael H. Lombardi has served as our Executive Vice President, Package Design and Innovation since November 2007, as our Executive Vice President, Operations from April 2004 to October 2007, as our Senior Vice President, Operations from January 2001 to March 2004, and as Senior Vice President, Marketing/Supply Chain Operations with the Elizabeth Arden Company, a division of Unilever N.V., from April 1999 to January 2001. Prior to joining the Elizabeth Arden Company, Mr. Lombardi worked in various management capacities for Chesebrough Ponds, Inc.

Oscar E. Marina has served as our Executive Vice President, General Counsel and Secretary since April 2004, as our Senior Vice President, General Counsel and Secretary from March 2000 to March 2004, and as our Vice President, General Counsel and Secretary from March 1996 to March 2000. From October 1988 to March 1996, Mr. Marina was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, becoming a partner of the firm in January 1995.

Elizabeth Park has served as our Executive Vice President, Skin Care & Color Marketing and General Manager — Arden U.S., since April 2006 and as our Senior Vice President, Global Marketing from May 2005 to March 2006. Prior to joining our company, Ms. Park was Senior Vice President Marketing U.S.A. for Lancôme, a division of L’Oreal Products from March 2003 to March 2005. From July 1995 to July 2002, Ms. Park held several marketing management positions with The Estee Lauder Companies.

Ronald L. Rolleston has served as our Executive Vice President, Global Fragrance Marketing since April 2006, as our Executive Vice President, Global Marketing from April 2003 to March 2006, as our Executive Vice President, Global Marketing and Prestige Sales from April 2002 to April 2003, as our Senior Vice President, Global Marketing from October 2001 to January 2002, and as our Senior Vice President, Prestige Sales from March 1999 to January 2001. Mr. Rolleston served as President of Paul Sebastian, Inc., a fragrance manufacturer, from September 1997 to January 1999. Mr. Rolleston served as Executive Vice President of Global Marketing of the Elizabeth Arden Company from January 1995 to March 1997 and as the General Manager of Europe for the Calvin Klein Cosmetics Company from May 1990 to September 1994.

Joel B. Ronkin has served as our Executive Vice President, General Manager — North America Fragrances since July 2006, as our Executive Vice President and Chief Administrative Officer from April 2004 to June 2006, as our Senior Vice President and Chief Administrative Officer from February 2001 through March 2004, and as our Vice President, Associate General Counsel and Assistant Secretary from March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 to June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

Jacobus A. J. Steffens has served as our Executive Vice President, General Manager — International since March 2004 and as our Senior Vice President, General Manager — International from January 2001 through February 2004. Before joining the company, Mr. Steffens worked in various management capacities for divisions of Unilever N.V., including as the Chief Information Officer of Unilever’s European Ice Cream & Frozen Foods division from January 1997 to December 2000, as the Controller Global Marketing & Creative at the Elizabeth Arden Company from January 1992 to December 1995 and in various financial roles for Unilever’s Quest International Flavours and Fragrances division from the end of 1986 to December 1991.

ITEM 1A.    RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

We do not have contracts with customers or suppliers of our distributed brands, so if we cannot maintain and develop relationships with customers and suppliers our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 39% of our net sales in the year ended June 30, 2008. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2008 was Wal-Mart (including Sam’s Club), who, on a global basis, accounted for approximately 15% of our consolidated net sales and approximately 25% of our North America Fragrance segment net sales. In addition, our suppliers of distributed brands, which represented approximately 33% of our cost of sales for fiscal 2008, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We rely on third-party manufacturers and component suppliers for substantially all of our owned and licensed products.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and component suppliers to manufacture substantially all of our owned and licensed products. We currently obtain these products from a limited number of manufacturers and other suppliers. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if our manufacturers or component suppliers were to experience problems with product quality or delays in the delivery of the finished products or the raw materials or components used to make such product.

The loss of or disruption in our distribution facilities may have a material adverse effect on our business.

We currently have one distribution facility in the United States and use a third-party fulfillment center in France primarily for European distribution. These facilities house a large portion of our inventory. Any loss of or damage to these facilities or the inventory stored in these facilities, could adversely affect our business, prospects, results of operations, financial condition or cash flows.

We may be adversely affected by factors affecting our customers’ businesses.

Factors that adversely impact our customers’ businesses may also have an adverse effect on our business, prospects, results of operations, financial condition or cash flows. These factors may include:

•	any credit risks associated with the financial condition of our customers;

•	the effect of consolidation or weakness in the retail industry, including the closure of customer doors and the uncertainty resulting therefrom; and

•

inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space commitment to fragrances and cosmetics and practices used to control inventory shrinkage.

We may be adversely affected by domestic and international economic conditions and other events that impact consumer confidence and demand.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. U.S. or international general economic downturns, including periods of inflation or high gasoline prices or declining consumer confidence, may affect consumer purchasing patterns and result in reduced net sales to our customers. Sudden disruptions in business conditions due to events such as terrorist attacks or natural disasters may have a short-term, or sometimes long-term, adverse impact on consumer spending. In addition, any reductions in travel or increases in restrictions on travelers’ ability to transport our products on airplanes due to general economic downturns, diseases, acts of war or terrorism could result in a material decline in the net sales and profitability of our travel retail business.

The beauty industry is highly competitive and if we cannot effectively compete our business and results of operations will suffer.

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. We compete primarily with global prestige beauty companies, some of whom have greater resources than we have and brands with greater name recognition and consumer loyalty than our brands. Our products also compete with new products that often are accompanied by substantial promotional campaigns. Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to develop new products through product innovations and product line extensions. We may incur expenses in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations. These competitive factors, as well as new product risks, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

We have license agreements to manufacture, market and distribute a number of celebrity beauty products, including those of Elizabeth Taylor, Britney Spears, Hilary Duff, Danielle Steel, Mariah Carey and Usher. In fiscal 2008, we derived approximately 20% of our net sales from these celebrity beauty products. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity and the celebrity’s reputation. To the extent that the celebrity fragrance category or a particular celebrity ceases to be appealing to consumers or a celebrity’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially. In addition, under certain circumstances lower net sales may shorten the duration of the applicable license agreement.

We may not be able to successfully and cost-effectively integrate acquired businesses or new brands.

Acquisitions entail numerous integration risks and impose costs on us that could materially and adversely affect our business, prospects, results of operations, financial condition or cash flows, including:

•	difficulties in assimilating acquired operation, products or brands, including disruptions to our operations or the unavailability of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence or assumption of additional debt and liabilities; and

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets.

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

Although most of our brand names are registered in the U.S. and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and trade names may be substantial. We also cannot assure that the owners of the trademarks that we license can or will successfully maintain their intellectual property rights or that we will be able to comply with the terms set forth in the applicable license agreements, including among other things payment of minimum royalties, minimum marketing expenses and maintenance of certain levels of sales.

If other parties infringe on our intellectual property rights or the intellectual property rights that we license, the value of our brands in the marketplace may be diluted. In addition, any infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. We may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could materially adversely affect our business, prospects, results of operations, financial condition or cash flows.

We are subject to risks related to our international operations.

We operate on a global basis, with sales in approximately 90 countries. Approximately 40% of our fiscal 2008 net sales were generated outside of the United States. Our international operations could be adversely affected by:

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

Our functional currency is the U.S. dollar. Our results of operations, debt, interest expense and a significant portion of our overhead expenses are reported in U.S. dollars. Approximately 40% of our net sales for fiscal 2008 were from our international operations, with a substantial portion of this amount denominated in currencies other than the U.S. dollar. Outside the United States, our sales and costs are denominated in a variety of currencies including the Euro, British pound, Swiss franc and Canadian and Australian dollar. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our results of operations and cash flows used to fund working capital.

Our quarterly results of operations fluctuate due to seasonality and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements.

We generate a significant portion of our net income in the first half of our fiscal year as a result of higher sales in anticipation of the holiday season. Similarly, our working capital needs are greater during the first half of the fiscal year. We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including new product innovations and launches, the size and timing of customer orders and additions or losses of brand distribution rights. If we were to experience a significant shortfall in sales or internally generated funds, we may not have sufficient liquidity to fund our business.

Our level of debt and debt service obligations, and the restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes, may reduce our operating and financial flexibility and could adversely affect our business and growth prospects.

At June 30, 2008, we had total debt of approximately $344 million, including $225 million in aggregate principal amount outstanding of our 7 3/4% senior subordinated notes and $119 million outstanding under our revolving bank credit facility, both of which have requirements that may limit our operating and financial flexibility. Our indebtedness could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

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

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. Our revolving credit facility also requires us to maintain specified amounts of borrowing capacity or maintain a debt service coverage ratio. Our ability to meet these conditions and our ability to service our debt obligations will depend upon our future operating performance, which can be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. If our actual results deviate significantly from our projections, we may not be able to service our debt or remain in compliance with the conditions contained in our revolving credit facility, and we would not be allowed to borrow under the revolving credit facility. If we were not able to borrow under our revolving credit facility, we would be required to develop an alternative source of liquidity. We cannot assure you that we could obtain replacement financing on favorable terms or at all.

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

Our success depends, in part, on the quality, efficacy and safety of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our customers’ standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our success depends upon the retention and availability of key personnel and the succession of senior management.

Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel. In addition, if we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.

Our business is subject to regulation in the United States and internationally.

The manufacturing, distribution, formulation, packaging and advertising of our products and those we distribute are subject to numerous federal, state and foreign governmental regulations. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, our business, prospects, results of operation, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations (including product liability, trade rules and customs regulations, intellectual property, consumer laws, privacy laws and product regulation), as well as changes in accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

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

We are subject to risks associated with implementing global information systems.

We have information systems that support our business processes, including marketing, sales, order processing, distribution, finance and intracompany communications throughout the world. These systems may be susceptible to outages due to fire, floods, tornadoes, hurricanes, power loss, telecommunications failures, and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations. In addition, we are implementing an Oracle financial accounting and order processing system, which will require a substantial investment and dedication of management resources. Any failure to properly maintain or upgrade our systems or to implement the Oracle financial accounting and order processing system on a timely and cost-effective basis may adversely affect our business prospects, results of operations, financial condition or cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

United States.    Our corporate headquarters are located in Miramar, Florida, where we lease approximately 35,000 square feet of general office space. The lease expires May 31, 2011. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2013. We also lease (i) a 76,000-square foot warehouse in Roanoke to coordinate returns processing that is leased through December 2009 and, (ii) a 132,000-square foot overflow warehouse in Roanoke that is leased through July 2009. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease 62,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2011. We lease approximately 33,000 square feet of general offices primarily for our marketing operations in New York City under a lease that expires in April 2016.

International.    Our international operations are headquartered in leased offices in Geneva, Switzerland. We are negotiating an extension of this lease through December 2012. We also lease sales offices in Australia, Austria, Canada, China, Denmark, Dubai, France, Germany, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain, Taiwan, and the United Kingdom, and a small distribution facility in Puerto Rico. We own a small manufacturing and distribution facility in South Africa primarily to manufacture and distribute local requirements of our products.

ITEM 3.    LEGAL PROCEEDINGS

In October 2005, we received a demand from Mystic Tan, Inc., a licensee of certain of our patents, alleging that we had breached the license agreement with them, indicating that it would not pay any further royalties and requesting that we return approximately $3 million in royalty payments already made by it. In November 2006, we filed a lawsuit against the licensee in the U.S. District Court for the Southern District of New York seeking recovery of our damages for breach of contract. In April 2007, the licensee filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also sought declaratory relief that the licensee was not obligated to make further royalty payments and was entitled to recover approximately $3 million in royalty payments already made by it, plus interest. In April 2008, we settled our litigation with the licensee. Under the terms of the settlement, the licensee agreed to pay us $540,000 in royalties in installments through June 2010, and we agreed to provide the licensee with a fully-paid license to use one of our patents for the duration of the patent.

We are a party to a number of other legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, our management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2006 through June 30, 2008.

Quarter Ended	High	Low
6/30/08	$21.63	$12.81
3/31/08	$20.86	$16.04
12/31/07	$28.05	$19.85
9/30/07	$27.11	$18.21
6/30/07	$24.73	$21.64
3/31/07	$22.97	$17.41
12/31/06	$19.74	$16.06
9/30/06	$19.04	$13.63

Holders.    As of September 5, 2008, there were 391 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Performance Graph.    The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the companies in the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the 65 month period from January 31, 2003 through June 30, 2008 (in June 2004, we changed our fiscal year end from January 31 to June 30).

We have elected to modify our peer group to include four new beauty products companies (Bare Escentuals, Inc., Clarins S.A., International Flavors and Fragrances, Inc., and Physicians Formula Holdings, Inc.) and remove Avon Products, Inc. and Chattem, Inc. We believe that the four new peer companies are more comparable to our business than the two companies that we have removed from the peer group in terms of size (market capitalization and/or revenues), channels of distribution, and/or products sold. We believe that our newly-selected peer group is a good representation of beauty companies with similar market capitalizations, channels of distribution and/or products as our company. The publicly traded companies in our new peer group are Bare Escentuals, Inc., Clarins, S.A., The Estee Lauder Companies Inc., International Flavors and Fragrances, Inc., Inter Parfums, Inc., Physicians Formula Holdings, Inc., and Revlon, Inc. The publicly traded companies in our old peer group were Avon Products, Inc., Chattem, Inc., The Estee Lauder Companies Inc., Inter Parfums, Inc. and Revlon, Inc. The graph and table assume that $100 was invested on January 31, 2003 in each of the Russell 2000 Index, each of the new and old peer groups, and our common stock, and that all dividends were reinvested.

	Fiscal Year Ended
	January 31, 2004(1)	June 30,
		2005(1)	2006	2007	2008
Elizabeth Arden, Inc.	166.63	192.37	147.05	199.52	124.85
Russell 2000 Index	158.03	176.96	202.76	236.08	197.85
New Peer Group	136.62	142.53	138.82	184.88	148.94
Old Peer Group	132.01	154.06	131.31	162.20	161.36

(1)	As a result of the change in our fiscal year end, the measurement point from January 31, 2004 to June 30, 2005 covers a period of 17 months which includes the five-month transition period from February 1, 2004 through June 30, 2005 and the fiscal year period from July 1, 2004 through June 30, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

On June 2, 2004, our board of directors approved a change in fiscal year end from January 31 to June 30, effective as of June 30, 2004. The change was implemented to better reflect our business cycle and to enhance business planning relative to our customers’ retail calendars. See our website www.elizabetharden.com\Corporate Info for unaudited financial results for the twelve months ended June 30, 2004.

(Amounts in thousands, except per share data)	Year Ended June 30,								Five Months Ended June 30, 2004		Year Ended January 31, 2004
	2008		2007		2006		2005
Selected Statement of Income Data
Net sales	$1,141,075		$1,127,476		$954,550		$920,538		$222,784		$814,425
Gross profit	466,118	(1)	461,319		404,072		411,364		88,284		335,777
Income (loss) from operations	49,030	(1)	74,006		68,257		78,533		(32,314)		72,330
Debt extinguishment charges	—		—		758		—		3,874		34,808
Net income (loss)	19,901		37,334		32,794		37,604		(31,843)		2,036
Accretion and dividend on preferred stock	—		—		—		—		762		3,502
Accelerated accretion on converted preferred stock	—		—		—		—		19,090		18,584
Net income (loss) attributable to common shareholders	19,901		37,334		32,794		37,604		(51,695)		(20,050)

Selected Per Share Data
Earnings (loss) per common share
Basic	$0.71	(2)	$1.35	(3)	$1.15	(3)	$1.35	(4)	$(2.08	)(5)	$(1.02	)(6)
Diluted	$0.68	(2)	$1.30	(3)	$1.10	(3)	$1.25	(4)	$(2.08	)(5)	$(1.02	)(6)
Weighted average number of common shares
Basic	27,981		27,607		28,628		27,792		24,885		19,581
Diluted	29,303		28,826		29,818		30,025		24,885		19,581

Other Data
EBITDA(7)	$73,798		$98,524		$89,608		$100,038		$(27,495)		$58,374
Net cash provided by (used in) operating activities	8,037		58,816		65,276		35,549		(46,591)		45,801
Net cash (used in) investing activities	(28,588)		(110,518)		(24,335)		(17,508)		(4,138)		(11,365)
Net cash provided by (used in) financing activities	16,791		53,120		(37,584)		(15,785)		(15,080)		31,196

	Year Ended June 30,								Five Months Ended June 30, 2004		Year Ended January 31, 2004
	2008		2007		2006		2005
Selected Balance Sheet Data
Cash	$26,396		$30,287		$28,466		$25,316		$23,494		$89,087
Inventories	408,563		380,232		269,270		273,343		258,638		193,382
Working capital	305,863		298,165		280,942		275,628		191,872		220,843
Total assets	970,734		939,175		759,903		719,897		663,686		698,079
Short-term debt	119,000		97,640		40,000		47,700		65,900		—
Long-term debt, including current portion	224,957		225,655		225,951		233,802		238,566		325,089
Convertible, redeemable preferred stock	—		—		—		—		—		10,793
Shareholders’ equity	336,601		320,927		277,847		259,200		202,060		210,959

(1)	For the year ended June 30, 2008, costs related to the global licensing agreement with Liz Claiborne which became effective in June 2008, including product discontinuation charges, and restructuring charges reduced gross profit and income from operations by approximately $15.0 million and $30.0 million, respectively.
(2)	For the year ended June 30, 2008, Liz Claiborne related costs, including product discontinuation charges, and restructuring charges reduced basic and fully diluted earnings per share by $0.65 and $0.63, respectively. Also, we adopted SFAS 123R, Share-Based Payment, on July 1, 2005, for the year ended June 30, 2006 and subsequent periods. For the year ended June 30, 2008, share based expenses from the application of SFAS 123R reduced basic and fully diluted earnings per share by $0.14 and $0.13, respectively.
(3)	For the year ended June 30, 2007, share-based payment expenses resulting from the application of SFAS 123R and restructuring charges reduced basic and fully diluted earnings per share by $0.20. For the year ended June 30, 2006, share-based payment expenses resulting from the application of SFAS 123R, restructuring and debt extinguishment charges reduced basic and fully diluted earnings per share by $0.20 and $0.19, respectively.

(4)	Reflects a reduction in basic and fully diluted earnings per share of $0.06 and $0.05, respectively, as a result of the impairment charge related to the sale of the Miami Lakes facility in June 2005.
(5)	Reflects an increase in basic and fully diluted loss per share of $0.89, as a result of the accelerated accretion on the conversion of our Series D convertible preferred stock into common stock in April 2004 and June 2004 and debt extinguishment and restructuring charges.
(6)	Reflects a reduction in basic and fully diluted earnings per share of $2.09 and $1.99, respectively, as a result of the accelerated accretion on the conversion of our Series D convertible preferred stock into common stock in October 2003 and debt extinguishment and restructuring charges.
(7)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	it does not reflect any cash income taxes that we may be required to pay; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,								Five Months Ended June 30, 2004		Year Ended January 31, 2004
(Amounts in thousands)	2008		2007		2006		2005
Net income (loss)	$19,901		$37,334		$32,794		$37,604		$(31,843)		$2,036
Provision for (benefit from) income taxes	1,534		7,474		11,281		17,403		(14,188)		(4,112)
Interest expense	27,595		29,198		23,424		23,526		9,835		39,593
Depreciation and amortization	24,768		24,518		22,109		21,505		8,701		20,857

EBITDA	$73,798	(a)	$98,524	(b)	89,608	(c)	$100,038	(d)	$(27,495	)(e)	$58,374	(f)

(a)	Includes $27.0 million of Liz Claiborne related costs, including product discontinuation charges, and $3.0 million of restructuring charges. Also includes $4.2 million of share-based payment expenses resulting from the application of SFAS 123R.
(b)	Includes $4.7 million of share-based payment expenses resulting from the application of SFAS 123R and $2.1 million of restructuring charges.
(c)	Includes $5.8 million of share-based payment expenses resulting from the application of SFAS 123R, $1.2 million of restructuring charges and $0.8 million of debt extinguishment charges.
(d)	Includes an impairment charge related to the sale of the Miami Lakes facility of $2.2 million.
(e)	Includes debt extinguishment and restructuring charges of $3.9 million and $1.3 million, respectively.
(f)	Includes debt extinguishment and restructuring charges of $34.8 million and $2.3 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, and Elizabeth Arden Mediterranean; the Elizabeth Arden skin care brands: Ceramide, Intervene and PREVAGE® ; and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our prestige fragrance portfolio also includes the following celebrity, lifestyle and designer fragrances:

Celebrity Fragrances	Elizabeth Taylor’s White Diamonds and Passion, curious Britney Spears, fantasy Britney Spears and Britney Spears believe, with Love…Hilary Duff, Danielle by Danielle Steel, M by Mariah Carey, Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, Lucky, PS Fine Cologne for Men, Design and White Shoulders

Designer Fragrances	Juicy Couture, Badgley Mischka, Rocawear, Alberta Ferretti, Alfred Sung, Nannette Lepore, Geoffrey Beene, Halston, Bob Mackie, and GANT

In addition to our owned and licensed fragrance brands, we distribute over 400 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

Our business strategy is to increase net sales, operating margins and earnings by (a) growing the sales of our existing brand portfolio, including the Elizabeth Arden brand, through new product innovation and targeting additional demographics and geographic markets, (b) acquiring prestige beauty brands through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in the U.S. and (d) implementing initiatives to improve our cost structure and working capital efficiencies. We manage our business by evaluating net sales, EBITDA (as defined in Note 7 under Item 6 “Selected Financial Data”), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable and operating cash flow). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information and Factors That May Affect Future Results.”

Effective June 9, 2008, we became the exclusive, global licensee for the sale, manufacture, distribution and marketing of the Liz Claiborne fragrance brands under a long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates. The Liz Claiborne fragrance portfolio consists of the Juicy Couture, Curve by Liz Claiborne, Lucky, Liz, Realities, Bora Bora and Mambo fragrances. In connection with the Liz Claiborne license agreement we also assumed a license for the Usher celebrity fragrances. We anticipate that the Liz Claiborne licensing arrangement will allow us to (i) increase our market share in our North America Fragrance segment, (ii) gain efficiencies from a larger fragrance business, particularly by leveraging our supply chain, logistics and sales organizations, (iii) increase our gross margins by converting existing North America mass customer sales from distribution margins to owned/licensed margins, and (iv) provide additional sales volume for our International segment.

In fiscal 2008, we incurred expenses related to the Liz Claiborne transaction of $19.6 million, before taxes. In addition, in connection with this license we discontinued certain brands and products resulting in a product discontinuation charge of $7.4 million, before taxes. During fiscal 2009, we expect to incur transition expenses relating to the Liz Claiborne licensing agreement of approximately $3.5 to $4.5 million, primarily during the quarter ending September 30, 2008. In addition, we anticipate that our gross margins for the first half of fiscal 2009 will be impacted by expenses relating to Liz Claiborne inventory that we purchased at a higher cost prior to the effective date of the license agreement. We expect this charge to be approximately $19.0 million, before taxes, of which $15.4 million is expected to be recorded during the quarter ending September 30, 2008.

In fiscal 2007, we commenced a comprehensive review of our global business processes to re-engineer our extended supply chain, logistics and transaction processing systems. We call this initiative our Global Efficiency Re-engineering initiative. In May 2008, we announced that we had decided to accelerate the re-engineering of our extended supply chain functions as well as the realignment of other parts of our organization to better support our new business processes.

In connection with our Global Efficiency Re-engineering initiative, we are also migrating to an Oracle financial accounting and order processing system to improve key transaction processes and accommodate anticipated growth of our business. We expect this infrastructure investment to simplify our transaction processing by utilizing a common platform to centralize all of our global transaction processing functions.

As a result of the acceleration of the re-engineering of our extended supply chain functions and the implementation of the Oracle financial accounting and order processing system, we are implementing a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We expect these expenses to be incurred primarily in fiscal years 2009 and 2010 and currently estimate that they will total $12.0 million to $14.0 million before taxes, of which $0.7 million was recorded in the fourth quarter of fiscal 2008.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Actual results could differ from those estimates. If these changes result in a material impact to the consolidated financial statements, their impact is disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and/or in the “Notes to the Consolidated Financial Statements.” The disclosures below also note situations in which it is reasonably likely that future financial results could be affected by changes in these estimates and assumptions. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of management.

Our most critical accounting policies and estimates are described in detail below. See Note 1 to the Notes to Consolidated Financial Statements — “General Information and Summary of Significant Accounting Policies,” for a discussion of these and other accounting polices.

Accounting for Acquisitions and Intangible Assets.    We have accounted for our acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ, and the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset net income in a given period may be higher.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that requires more judgment is determining the fair value and useful lives of intangible assets. In this process, we often obtain the assistance of third party valuation firms for certain intangible assets.

Our intangible assets consist of exclusive brand licenses, trademarks and other intellectual property, customer relationships and lists, non-compete agreements and goodwill. The value of these assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We review indefinite-lived intangible assets and goodwill for impairment at least annually. All of our intangibles are reviewed for impairment or reconsideration of the useful life assigned as circumstances dictate using the guidance of applicable accounting literature. An impairment loss is recognized to the extent the carrying amount of the asset exceeds its estimated fair value. Factors used to estimate the fair value and useful life of intangible assets include historical and expected future revenues and profitability and the discounted future cash flows related to the asset.

Because the fair value and estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. For example, if we discontinue or experience a decline in the profitability of one or more of our brands, the value of the intangible assets associated with those brands or their useful lives may decline, or, certain intangible assets, such as the Elizabeth Arden brand trademarks, may no longer be classified as an indefinite-lived asset, which could result in additional charges to net income.

We have determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2008, we performed our annual impairment testing of these assets with the assistance of a third party valuation firm. The analyses and assessments of these assets and our goodwill indicated that no impairment adjustments were required.

Depreciation and Amortization.    Depreciation and amortization is provided over the estimated useful lives of the assets using the straight line method. Periodically, we review the lives assigned to our long-lived assets and adjust the lives, as circumstances dictate. Because estimated useful life is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. For example, if we experience significant declines in net sales in certain channels of distribution, it could affect the estimated useful life of certain of our long-lived assets, such as counters or trade fixtures, which could result in additional charges to net income.

Long-Lived Assets.    We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. An impairment loss is recognized to the extent the carrying amount of the asset exceeds its estimated fair value. Because the fair value is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. The same circumstances that could affect the estimated useful life of a long-lived asset, as discussed above, could cause us to change our estimate of the fair value of that asset, which could result in additional charges to net income. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition.    Sales are recognized when title and risk of loss transfers to the customer, the sales price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical experience and considering current external factors and market conditions.

Allowances for Sales Returns and Markdowns.    As is customary in the prestige beauty business, we grant certain of our customers, subject to our authorization and approval, the right to either return product or to receive a markdown allowance. Upon sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. As a percentage of gross sales, our expense for returns and markdowns was 7.0%, 6.4% and 6.7% for the fiscal years ending June 30, 2008, 2007 and 2006, respectively. A hypothetical 5% change in the value of our allowance for sales returns and markdowns as of June 30, 2008 would result in a $0.7 million change to net income.

Allowances for Doubtful Accounts Receivable.    We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. It is reasonably likely that actual experience will differ from our estimates, which may result in an increase or decrease in the allowance for doubtful accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made. A hypothetical 5% change in the value of our allowance for doubtful accounts receivable as of June 30, 2008 would result in a $0.2 million change to net income.

Provisions for Inventory Obsolescence.    We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change. If, for example, demand for our products declines or if we decide to discontinue certain products, we may need to increase our provision for inventory obsolescence which would result in additional charges to net income. A hypothetical 5% change in the value of our provision for inventory obsolescence as of June 30, 2008 would result in a $1.3 million change to net income.

Hedge Contracts.    We have designated each qualifying foreign currency contract we have entered into as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

Share-Based Compensation.    All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop.

When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We rely on our historical experience and post-vested termination activity to provide data for estimating our expected term for use in determining the fair value of our stock options. We currently estimate our stock volatility by considering our historical stock volatility experience and other key factors. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the input to the Black-Scholes model. We estimate forfeitures using our historical experience. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimates. Because of the significant amount of judgment used in these calculations, it is reasonably likely that circumstances may cause the estimate to change. If, for example, actual forfeitures are lower than our estimate, additional charges to net income may be required.

Income Taxes and Valuation Reserves.    A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider projected future taxable income and ongoing tax planning strategies in assessing a potential valuation allowance. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset would be charged or credited to net income in the period in which such determination was made.

In accordance with the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), we recognize in our consolidated financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. While we believe that our assessments of whether our tax positions are more likely than not to be sustained are reasonable, each assessment is subjective and requires the use of significant judgments. As a result, one or more of such assessments may prove ultimately to be incorrect, which could result in a change to net income.

RESULTS OF OPERATIONS

The following table compares our historical results of operations, including as a percentage of net sales, on a consolidated basis, for the years ended June 30, 2008, 2007 and 2006. (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Year Ended June 30,
	2008		2007		2006
Net sales	$1,141,075	100.0%	$1,127,476	100.0%	$954,550	100.0%
Cost of sales	674,957	59.2	666,157	59.1	550,478	57.7
Gross profit	466,118	40.8	461,319	40.9	404,072	42.3
Selling, general and administrative expenses	392,320	34.4	362,795	32.2	313,706	32.9
Depreciation and amortization	24,768	2.2	24,518	2.2	22,109	2.3
Income from operations	49,030	4.3	74,006	6.6	68,257	7.2
Interest expense	27,595	2.4	29,198	2.6	23,424	2.5
Debt extinguishment charges	—		—	—	758	0.1
Income before income taxes	21,435	1.9	44,808	4.0	44,075	4.6
Provision for income taxes	1,534	0.1	7,474	0.7	11,281	1.2
Net income	19,901	1.7	37,334	3.3	32,794	3.4

	Year Ended June 30,
	2008		2007		2006
Other data:
EBITDA and EBITDA margin(1)	$73,798	6.5%	$98,524	8.7%	$89,608	9.4%

(1)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 7 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

Our operations are organized into the following reportable segments:

•

North America Fragrance — Our North America Fragrance segment sells fragrances to department stores, mass retailers and wholesalers in the United States, Canada and Puerto Rico. This segment also sells our Elizabeth Arden products in prestige department stores in Canada and Puerto Rico, and to other selected retailers.

•

International — Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 90 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

•

Other — The Other reportable segment sells our Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party.

Our segment reporting has been revised in accordance with the FASB Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior to June 30, 2008, we reported our operations under one reporting segment. Financial information relating to our reportable segments is included in Note 18 to the Notes to Consolidated Financial Statements.

Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges and unallocated corporate expenses, as shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, and (iii) restructuring charges. Unallocated corporate expenses, including unallocated sales allowances, for fiscal 2008 also include $27.0 million of expenses related to the Liz Claiborne license agreement, including product discontinuation charges, as discussed above. The Company does not have any intersegment sales.

The following table is a comparative summary of our net sales and segment profit by reportable segment for the years ended June 30, 2008, 2007 and 2006, and reflects the basis of presentation described in Note 1 — “General Information & Summary of Significant Accounting Policies” and Note 18 — “Segment Data and Related Information” to the Notes to Consolidated Financial Statements for all periods presented. (Amounts in thousands):

	Year Ended June 30,
	2008		2007	2006
Segment Net Sales:
North America Fragrance	$688,807		$695,983	$565,197
International	400,689		366,951	328,999
Other	54,799		64,542	60,354

Total	$1,144,295		$1,127,476	$954,550

Reconciliation:
Segment Net Sales	$1,144,295		$1,127,476	$954,550
Less:
Unallocated Sales Allowances(1)	3,220		—	—

Net Sales	$1,141,075		$1,127,476	$954,550

Segment Profit:
North America Fragrance	$116,855		$116,369	$101,439
International	16,997		21,623	20,999
Other	(3,450)		(1,088)	(8,119)

Total	$130,402		$136,904	$114,319

Reconciliation:
Segment Profit	$130,402		$136,904	$114,319
Less:
Depreciation and Amortization	24,768		24,518	22,109
Interest expense	27,595		29,198	23,424
Debt extinguishment	—		—	758

Unallocated Corporate Expenses	56,604	(1)	38,380	23,953

Income Before Income Taxes	$21,435		$44,808	$44,075

(1)	In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. In connection with this new license, we discontinued certain brands and products. Amounts shown reflect $27.0 million of expenses, including $3.2 million of unallocated sales allowances, related to the Liz Claiborne license agreement.

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Net Sales.    Net sales increased 1.2%, or $13.6 million, for the year ended June 30, 2008, compared to the year ended June 30, 2007. The increase resulted largely from increased sales of $44.1 million due to (i) the fragrance launch of M by Mariah Carey and (ii) increased sales of the Giorgio Beverly Hills brands resulting from the license agreement signed in December 2006, and (iii) increased sales of Elizabeth Arden branded skin care products of $17.0 million. These increases were mostly offset by a weakening retail environment which contributed to a decline in sales of certain other fragrance brands and higher sales allowances given primarily to certain of our European customers. Excluding the favorable impact of foreign currency translation, net sales decreased 0.4%. Pricing changes had an immaterial effect on net sales.

North America Fragrance

Net sales decreased by 1.0%, or $7.2 million, primarily due to a weak retail environment. The lower net sales were partially offset by increased sales of $23.6 million due to (i) the fragrance launch of M by Mariah Carey and (ii) increased sales of the Giorgio Beverly Hills brands, and increased sales of certain Elizabeth Arden branded skin care products of $11.9 million.

International

Net sales increased by 9.2%, or $33.7 million, primarily as a result of increased sales of $20.5 million due to (i) the fragrance launch of M by Mariah Carey and (ii) increased sales of the Giorgio Beverly Hills brands, and an increase of $14.3 million over the prior year of sales of Elizabeth Arden branded skin care and color products. Net sales were adversely affected by higher sales allowances given primarily to European mass market customers to increase sales of certain older brands and in response to a weakening retail environment. Excluding the impact of foreign currency translation, International net sales increased 4.2%.

Gross Profit.    Gross profit increased by 1.0% for the year ended June 30, 2008, compared to the year ended June 30, 2007, primarily due to the higher sales. Included in gross profit were $15.0 million of costs related to the Liz Claiborne license agreement, including product discontinuation charges.

SG&A.    Selling, general and administrative expenses increased 8.1%, or $29.5 million, for the year ended June 30, 2008, compared to the year ended June 30, 2007. The increase was principally due to (i) expenses related to the Liz Claiborne license agreement of $12.1 million, (ii) higher advertising, promotional and royalty costs of $12.4 million mainly related to new product launches, and (iii) higher marketing and sales overhead costs of $6.4 million mainly related to our European operations, e-commerce activities and the Fifth Avenue store in New York City. These amounts include a portion of the aggregate unfavorable effect of foreign currency translation of $11.6 million. The increases were partially offset by lower employee incentive compensation of $11.5 million, as compared to the prior fiscal year. We also incurred costs related to our Global Efficiency Re-engineering initiative and restructuring expenses, which mostly offset prior period restructuring expenses and transition costs related to the acquisition of certain assets of Riviera Concepts Inc. in June 2006 and the acquisition of the fragrance business of Sovereign Sales, LLC in August 2006.

Segment Profit

North America Fragrance

Segment profit increased 0.4%, or $0.5 million, primarily due to improved gross margins as a result of a higher proportion of our net sales coming from owned and licensed fragrance brands, which traditionally operate at higher gross margins than our distributed fragrances. This increase was mostly offset by higher general and administrative expenses.

International

Segment profit decreased 21.4%, or $4.6 million, as higher net sales were more than offset by increased selling, general and administrative expenses primarily due to higher advertising, promotional and royalty costs mainly related to new product launches, higher marketing and sales overhead costs and the unfavorable impact of foreign currency translation.

Interest Expense.    Interest expense, net of interest income, decreased by 5.5% for the year ended June 30, 2008, compared to the year ended June 30, 2007. The decrease is primarily a result of lower interest rates under our credit facility.

Provision for Income Taxes.    A provision for income taxes of $1.5 million was recorded for the year ended June 30, 2008, compared to $7.5 million for the year ended June 30, 2007. The decrease in the provision for income taxes was due to lower income from operations generated in the year ended June 30, 2008 mostly in the U.S. and primarily as the result of $27.0 million in Liz Claiborne related expenses, including product discontinuation charges. The effective tax rate calculated as a percentage of income before income taxes for the year ended June 30, 2008 was 7.2%, compared to 16.7% for the year ended June 30, 2007. The decrease in the effective tax rate is due to a significant loss being incurred in the U.S., which has a higher tax rate than our international operations, primarily as a result of the Liz Claiborne related expenses, including product discontinuation charges. See Note 13 to the Notes to Consolidated Financial Statements.

Net Income.    Net income decreased by 46.7% to $19.9 million for the year ended June 30, 2008, as compared to $37.3 million for the year ended June 30, 2007. The decrease in net income was mainly driven by the Liz Claiborne related expenses discussed above, including product discontinuation charges.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by 25.1%, or $24.7 million, to $73.8 million for the year ended June 30, 2008 compared to $98.5 million for the year ended June 30, 2007. The decrease in EBITDA was primarily the result of $27.0 million in Liz Claiborne related expenses, including product discontinuation charges, incurred in fiscal 2008. For a reconciliation of net income to EBITDA for the years ended June 30, 2008 and 2007, see Note 7 under Item 6 “Selected Financial Data.”

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Net Sales.    Net sales increased 18.1%, or $173.1 million, for the year ended June 30, 2007 compared to the year ended June 30, 2006. Excluding the favorable impact of foreign currency translation, net sales increased 16.7%. The increase is due to $134.6 million, or 18.8%, of higher fragrance sales primarily from the Sovereign Sales acquisition and the introduction of new brands, including the with Love...Hilary Duff fragrance, the Danielle by Danielle Steel fragrance, and the Giorgio Beverly Hills and Riviera brands, and $38.4 million, or 16.2%, of higher sales of Elizabeth Arden branded skin care and color products. The increase in fragrance sales was partially offset by the loss of distributed brands previously manufactured by Unilever Cosmetics and lower sales of Britney Spears fragrances, as we did not launch a major Britney Spears product in fiscal 2007 as compared to fiscal 2006. Pricing changes had an immaterial effect on net sales.

North America Fragrance

Net sales increased by 23.1%, or $130.8 million. Most of this growth was driven by the Sovereign Sales acquisition, the addition of the Riviera brands in June 2006 and sales of the Giorgio Beverly Hills brands resulting from the license agreement signed in December 2006, aggregating $167.2 million. New fragrance launches, including with Love...Hilary Duff and Danielle by Danielle Steel, also contributed $24.0 million to the net sales increase. These increases were partially offset by the loss of distributed brands previously manufactured by Unilever Cosmetics and lower sales of Britney Spears fragrances, as we did not launch a major Britney Spears fragrance product in fiscal 2007 as compared to fiscal 2006.

International

Net sales increased by 11.6%, or $38.1 million. The increase was driven by increased sales of skin care products including a full fiscal year of PREVAGE® sales, and new fragrance launches, primarily Elizabeth Arden Mediterranean and with Love...Hilary Duff, as well as sales of the Giorgio Beverly Hills brands, aggregating $31.8 million. Excluding the impact of foreign currency translation, International net sales increased 7.8%.

Gross Profit.    Gross profit increased by 14.2% for the year ended June 30, 2007, compared to the year ended June 30, 2006. The increase in gross profit was primarily due to the higher sales volumes. Gross margin decreased to 40.9% for the year ended June 30, 2007, from 42.3% for the year ended June 30, 2006 due to (i) a higher proportion of our net sales coming from distributed fragrances, which traditionally operate at lower gross margins than our owned and licensed fragrance brands, primarily as a result of the Sovereign Sales acquisition, and (ii) transition costs associated with the Riviera and Sovereign Sales acquisitions.

SG&A.    Selling, general and administrative expenses increased 15.6%, or $49.1 million, for the year ended June 30, 2007, compared to the year ended June 30, 2006. The increase was principally due to employee compensation costs of $22.0 million that were primarily incentive related, higher advertising, promotional, royalty and product development costs of $11.3 million mainly related to new fragrance launches and costs of $2.1 million associated with our restructuring plans announced in May 2006, primarily in our European operations. These amounts include a portion of the aggregate unfavorable effect of foreign currency translation of $5.0 million. Also contributing to the increase were transition costs associated with the Riviera and Sovereign Sales acquisitions.

Segment Profit

North America Fragrance

Segment profit increased 14.7%, or $14.9 million, mainly due to the higher sales discussed above. This increase was partially offset by a lower gross margin and higher selling, general and administrative expenses. Gross margins were negatively affected by a higher proportion of our sales coming from distributed fragrances as a result of the Sovereign Sales acquisition, while selling, general and administrative expenses were higher primarily due to advertising and promotional expenses associated with new product launches and other general and administrative expenses.

International

Segment profit increased 3.0%, or $0.6 million, as the higher sales discussed above were mostly offset by higher selling, general and administrative expenses, including employee compensation costs, and the unfavorable impact of foreign currency translation.

Depreciation and Amortization.    Depreciation and amortization increased by 10.9% for the year ended June 30, 2007, compared to the year ended June 30, 2006. The increase is primarily a result of the amortization of intangible assets associated with the Riviera and Sovereign Sales acquisitions and higher depreciation costs due to the higher level of capital additions during the fiscal years ended June 30, 2007 and 2006 as compared to the prior period.

Interest Expense.    Interest expense, net of interest income, increased by 24.6% for the year ended June 30, 2007 compared to the year ended June 30, 2006. The increase is a result of higher average borrowings under our credit facility primarily due to the payment of $90.4 million of cash for the Sovereign Sales acquisition.

Debt Extinguishment Costs.    On February 1, 2006, we redeemed the remaining $8.8 million aggregate principal amount of our 11 3/4% senior secured notes due 2011 at the redemption price of 105.875% of their par amount plus accrued interest. As a result of the redemption, we incurred a pre-tax debt extinguishment charge in fiscal 2006 of $0.8 million. See Note 10 to the Notes to Consolidated Financial Statements.

Provision for Income Taxes.    A provision for income taxes of $7.5 million was recorded for the year ended June 30, 2007, compared to $11.3 million for the year ended June 30, 2006, due to a lower effective tax rate and higher interest expense. The income tax provision for the year ended June 30, 2007, reflects increased earnings contributions from our worldwide affiliates, which generally have tax rates lower than the U.S. federal statutory rate, as well as an adjustment to record a benefit from research and development tax credits attributable to prior years and the reversal of a valuation allowance associated with the tax benefit for net operating losses generated by certain international subsidiaries, which are now expected to be utilized. The effective tax rate for the years ended June 30, 2007 and 2006 was 16.7% and 25.6%, respectively. See Note 13 to the Notes to Consolidated Financial Statements.

Net Income.    Net income increased by 13.8% for the year ended June 30, 2007 to $37.3 million as compared to $32.8 million for the year ended June 30, 2006. The increase was primarily a result of a decrease in the provision for income taxes due to a lower effective tax rate and higher income from operations due to higher net sales, partially offset by higher interest expense.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by 10%, or $8.9 million, to $98.5 million for the year ended June 30, 2007 compared to $89.6 million for the year ended June 30, 2006. The increase in EBITDA was primarily the result of higher net sales and gross profit, partially offset by higher selling, general and administrative expenses. For a reconciliation of net income to EBITDA for the years ended June 30, 2007 and 2006, see Note 7 under Item 6 “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of the fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In the year ended June 30, 2008, 61% of our net sales were made during the first half of the fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Year Ended June 30,
(Amounts in thousands)	2008	2007	2006
Net cash provided by operating activities	$8,037	$58,816	$65,276
Net cash used in investing activities	(28,588)	(110,518)	(24,335)
Net cash provided by (used in) financing activities	16,791	53,120	(37,584)
Net (decrease) increase in cash and cash equivalents	(3,891)	1,821	3,150

Cash Flows.    For the year ended June 30, 2008, net cash provided by operating activities was $8.0 million, as compared to $58.8 million for the year ended June 30, 2007. This decrease in cash provided by operating activities was primarily due to (i) lower net income driven, in part, by the $27.0 million of Liz Claiborne related expenses, including product discontinuation charges, (ii) a higher inventory balance of $28.3 million due to purchases under the Liz Claiborne license agreement and (iii) a decrease in accounts payable of $7.9 million due to the timing of payments.

Net cash provided by operating activities was $6.5 million lower for the year end June 30, 2007 as compared to June 30, 2006, as an increase in inventories, primarily due to new brands and the

Sovereign Sales acquisition, was partially offset by higher accounts payable and other payables and accrued liabilities primarily due to the timing of payments.

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2008, 2007 and 2006:

	Year Ended June 30,
(Amounts in thousands)	2008	2007	2006
Additions to property and equipment	$(22,155)	$(19,031)	$(19,225)
Proceeds from disposals of property and equipment	—	—	9,945
Acquisition of licenses and distributor assets	(6,433)	(91,487)	(15,055)

Total	$(28,588)	$(110,518)	$(24,335)

For the year ended June 30, 2008, net cash used in investing activities was $28.6 million, as compared to $110.5 million for the year ended June 30, 2007. The decrease in net cash used in investing activities is primarily a result of $90 million in cash paid in connection with the Sovereign Sales acquisition in August 2006. Cash used in investing activities for the year ended June 30, 2008, includes $6.3 million paid to settle the first installment of contingent consideration associated with the Sovereign Sales acquisition, and $22.2 million related to capital expenditures, primarily for computer hardware and software, tools and molds, in-store counters, and leasehold improvements.

Net cash used in investing activities increased by $86 million for the year ended June 30, 2007, as compared to the year ended June 30, 2006. The increase in net cash used in investing activities is primarily a result of $90 million in cash paid in connection with the Sovereign Sales acquisition. Additionally, we realized $10 million of cash proceeds from the sale of our Miami Lakes facility in the year ended June 30, 2006.

We currently expect to incur between $40 million and $45 million in capital expenditures in the year ending June 30, 2009, primarily for (i) the implementation of the Oracle financial accounting and order processing system, (ii) in-store counters and displays and (iii) computer hardware and software.

For the year ended June 30, 2008, net cash provided by financing activities was $16.8 million, as compared to $53.1 million for the year ended June 30, 2007. The decrease in net cash provided by financing activities was primarily due to additional borrowings under our credit facility during fiscal 2007, used to fund a portion of the purchase price for the Sovereign Sales acquisition, partially offset by additional borrowings under our credit facility during fiscal 2008 to purchase inventory from Liz Claiborne in connection with our license agreement. During the year ended June 30, 2008, we repurchased $7.4 million of our common stock.

For the year ended June 30, 2007, net cash provided by financing activities was $53.1 million, as compared to $38 million of net cash used in financing activities for the year ended June 30, 2006. The increase was primarily due to additional borrowings under our credit facility used to fund a portion of the purchase price for the Sovereign Sales acquisition in August 2006 and other payments related to the Riviera acquisition in June 2006. Share repurchases totaled $8.5 million and $25.0 million, in the years ended June 30, 2007 and 2006, respectively. See Notes 9 and 14 to the Notes to Consolidated Financial Statements.

Interest paid during the year ended June 30, 2008, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $9.5 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2007, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes and $11.0 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2006, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes, swap termination costs of $3.0 million related to the 7 3/4% senior subordinated notes and $5.0 million paid on the borrowings under our credit facility.

Debt and Contractual Financial Obligations and Commitments.    At June 30, 2008, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including current portion(1)	$226,876	$1,261	$615	$—	$225,000
Interest payments on long-term debt(2)	94,531	17,502	34,888	34,876	7,265
Operating lease obligations	61,209	16,463	25,658	13,272	5,816
Capital lease obligations	4,154	2,096	2,058	—	—
Purchase obligations(3)	385,172	202,886	68,657	43,629	70,000
Other long-term obligations(4)(5)	16,594	6,496	10,098	—	—

Total	$788,536	$246,704	$141,974	$91,777	$308,081

(1)

Total scheduled maturities do not include $1.9 million of swap termination costs that were recorded as a reduction to long-term debt and are to be amortized to interest expense over the remaining life of the 7 3/4% senior subordinated notes due 2014.

(2)

Consists of interest at the rate of 7 3/4 % per annum on the $225 million aggregate principal amount of 7 3/4% senior subordinated notes and interest at the rate of 4.15% per annum on the Riviera Term Note.

(3)	Consists of purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(4)	Includes contingent consideration paid to Sovereign Sales in July 2008 of $5.3 million and consideration potentially payable to Riviera of $8.6 million. See Note 12 to the Notes to Consolidated Financial Statements.
(5)	Excludes $6.0 million of gross unrecognized tax benefits that, if not realized, would result in cash payments. We cannot currently estimate when, or if, the payments will be due. See Note 13 to the Notes to Consolidated Financial Statements.

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

We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In order to accommodate the increased working capital requirements associated with the growth of our business, on July 21, 2008, the credit facility was amended to increase its size from $250 million to $325 million, with a $25 million sub limit for letters of credit. Under the terms of the credit facility, as amended by the July 2008 amendment, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility expires in December 2012.

The credit facility is guaranteed by all of our U.S. subsidiaries and is collateralized by a first priority lien on all of our U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the credit facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of our inventory, as determined pursuant to the terms of the credit facility; provided, however, that pursuant to the terms of the July 2008 amendment, from August 15 to October 31 of each year our borrowing base is temporarily increased by $25 million. Our obligations under the credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the year ended June 30, 2008. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. As of June 30, 2008, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the years ended June 30, 2008 and 2007, the weighted average annual interest rate on borrowings under our credit facility was 6.1% and 7.1%, respectively.

As of June 30, 2008, we had (i) $119.0 million in borrowings and $5.0 million in letters of credit outstanding under the credit facility, (ii) $226.0 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $101.4 million.

As of June 30, 2008, we had outstanding $225.0 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries: DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc. The indentures pursuant to which the 7 3/4% senior subordinated notes were issued provide that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/ 4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indentures generally permit us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indentures generally limit our ability to create liens, merge or transfer or sell assets. The indentures also provide that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indentures).

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

Repurchases of Common Stock.    On November 2, 2005, our board of directors authorized us to implement a stock repurchase program to repurchase up to $40.0 million of our common stock through March 31, 2007. On November 2, 2006, the board of directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of June 30, 2008, we had repurchased 2,273,038 shares of common stock on the open market under the stock repurchase program, at an average price of $18.18 per share, at a cost of $41.3 million, including sales commissions. For the year ended June 30, 2008, we repurchased 410,869 shares of common stock at an average price of $18.11 per share on the open market under the stock repurchase program at a cost of $7.5 million, including sales commissions. The acquisition of these shares by us was accounted for under the treasury method. For the three months ended June 30, 2008, we did not repurchase any shares of common stock.

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

New Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for us in our fiscal quarter beginning January 1, 2009. We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for us on July 1, 2009. We are currently evaluating the impact of SFAS 141R on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FSP 157-2 which delayed the effective date of SFAS 157 for those nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 will be effective for us on July 1, 2008. For nonfinancial assets and nonfinancial liabilities, SFAS 157 will be effective for us on July 1, 2009. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available for select financial instruments and is irrevocable once applied. SFAS 159 will be effective for us beginning July 1, 2008. The adoption of SFAS 159 will not have a material impact on our consolidated financial statements as we do not anticipate using the fair value option.

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

•

our ability to implement our growth strategy and acquire or license additional brands or secure additional distribution arrangements, to successfully and cost-effectively integrate acquired businesses or new brands, such as the Liz Claiborne fragrance brands, and to finance our growth strategy and our working capital requirements;

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

•	the success of, and costs associated with, our Global Efficiency Re-engineering initiative and related restructuring plan; and

•	other unanticipated risks and uncertainties.

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

Interest Rate Risk

As of June 30, 2008, we had $119 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the year ended June 30, 2008, and assuming there had been a two percentage point (200 basis points) change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2008 would have increased or decreased by $3.1 million. See Note 9 to the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 90 countries around the world. During the years ended June 30, 2008 and 2007 we derived approximately 40% and 37%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our results of operations and cash flows used to fund working capital. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. As of June 30, 2008, our subsidiaries outside the United States held 27% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in “Accumulated other comprehensive income” in our consolidated balance sheets.

As of June 30, 2008, we had notional amounts of 63.3 million Euros and 38.2 million British pounds under foreign currency contracts that expire between July 31, 2008 and June 30, 2009 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2008, we had notional amounts of 10.1 million Canadian dollars under foreign currency contracts that expire between September 30, 2008 and June 30, 2009 to reduce the exposure of our Canadian subsidiary’s cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the year ended June 30, 2008 from the settlement of contracts, was $8.5 million. At June 30, 2008, the unrealized loss, net of taxes, associated with these contracts of $9.5 million is included in accumulated other comprehensive (loss) income.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries’ net balance sheets to fluctuations in foreign currency rates. As of June 30, 2008, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the year ended June 30, 2008 was $2.6 million.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2008 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements that appear in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, has issued an unqualified attestation on the Company’s internal control over financial reporting as of June 30, 2008, as stated in their report which is included herein.

E. Scott Beattie	Stephen J. Smith
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

September 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Elizabeth Arden, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
September 12, 2008

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	As of
	June 30, 2008	June 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$26,396	$30,287
Accounts receivable, net	217,446	214,972
Inventories	408,563	380,232
Deferred income taxes	14,785	17,427
Prepaid expenses and other assets	24,607	22,675

Total current assets	691,797	665,593
Property and equipment, net	52,148	42,471
Exclusive brand licenses, trademarks and intangibles, net	221,253	224,611
Debt financing costs, net	4,952	5,777
Other	584	723

Total assets	$970,734	$939,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$119,000	$97,640
Accounts payable—trade	170,440	180,532
Other payables and accrued expenses	95,233	88,131
Current portion of long-term debt	1,261	1,125

Total current liabilities	385,934	367,428

Long-term Liabilities
Long-term debt	223,696	224,530
Deferred income taxes and other liabilities	24,503	26,290

Total long-term liabilities	248,199	250,820

Total liabilities	634,133	618,248

Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 31,157,057 and 30,473,294 shares issued, respectively	312	305
Additional paid-in capital	280,973	265,245
Retained earnings	105,576	85,675
Treasury stock (2,475,129 and 1,862,169 shares at cost, respectively)	(45,768)	(33,879)
Accumulated other comprehensive (loss) income	(4,492)	3,581

Total shareholders’ equity	336,601	320,927

Total liabilities and shareholders’ equity	$970,734	$939,175

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year Ended June 30,
	2008	2007	2006
Net sales	$1,141,075	$1,127,476	$954,550
Cost of sales (excludes depreciation of $4,245, $3,640 and $2,478, respectively)	674,957	666,157	550,478

Gross profit	466,118	461,319	404,072
Operating expenses
Selling, general and administrative	392,320	362,795	313,706
Depreciation and amortization	24,768	24,518	22,109

Total operating expenses	417,088	387,313	335,815

Income from operations	49,030	74,006	68,257
Other expense
Interest expense	27,595	29,198	23,424
Debt extinguishment charges	—	—	758

Other expense, net	27,595	29,198	24,182

Income before income taxes	21,435	44,808	44,075
Provision for income taxes	1,534	7,474	11,281

Net income	$19,901	$37,334	$32,794

Earnings per common share:
Basic	$0.71	$1.35	$1.15

Diluted	$0.68	$1.30	$1.10

Weighted average number of common shares:
Basic	27,981	27,607	28,628

Diluted	29,303	28,826	29,818

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at July 1, 2005	29,257	$293	$249,919	$15,547	–	$–	$5,730	$(12,289)	$259,200
Change in accounting principle for adoption of SFAS 123R Share-based payment awards (See Note 1)	—	—	(12,150)	—	—	—	—	12,289	139
Issuance of common stock upon exercise of stock options	278	3	3,109	—	—	—	—	—	3,112
Issuance of common stock for employee stock purchase plan	101	1	1,663	—	—	—	—	—	1,664
Common stock issued to an independent contractor	—	—	678	—	—	—	—	—	678
Issuance of restricted stock, net of forfeitures	233	2	(2)	—	—	—	—	—	—
Amortization of share-based awards	—	—	9,348	—	—	—	—	—	9,348
Repurchase of common stock	—	—	—	—	(1,338)	(25,339)	—	—	(25,339)
Comprehensive income:
Net income	—	—	—	32,794	—	—	—	—	32,794

Foreign currency translation adjustments	—	—	—	—	—	—	(335)	—	(335)

Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging loss arising during the period	—	—	—	—	—	—	(1,436)	—	(1,436)
Less: reclassification adjustment for hedging gains included in net income	—	—	—	—	—	—	(1,978)	—	(1,978)

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(3,414)	—	(3,414)

Total comprehensive income	—	—	—	32,794	—	—	(3,749)	—	29,045

Balance at July 1, 2006	29,869	$299	$252,565	$48,341	(1,338)	$(25,339)	$1,981	$—	$277,847

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Unearned Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at July 1, 2006	29,869	$299	$252,565	$48,341	(1,338)	$(25,339)	$1,981	$—	$277,847
Issuance of common stock upon exercise of stock options	260	3	3,109	—	—	—	—	—	3,112
Issuance of common stock for employee stock purchase plan	93	1	1,445	—	—	—	—	—	1,446
Issuance of restricted stock, net of forfeitures	251	2	(2)	—	—	—	—	—	—
Amortization of share-based awards	—	—	8,171	—	—	—	—	—	8,171
Repurchase of common stock	—	—	—	—	(524)	(8,540)	—	—	(8,540)
Other	—	—	(43)	—	—	—	—	—	(43)
Comprehensive income:
Net income	—	—	—	37,334	—	—	—	—	37,334

Foreign currency translation adjustments	—	—	—	—	—	—	2,577	—	2,577

Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging gains arising during the period	—	—	—	—	—	—	(3,337)	—	(3,337)
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	2,360	—	2,360

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(977)	—	(977)

Total comprehensive income	—	—	—	37,334	—	—	1,600	—	38,934

Balance at July 1, 2007	30,473	$305	$265,245	$85,675	(1,862)	$(33,879)	$3,581	$—	$320,927

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at July 1, 2007	30,473	$305	$265,245	$85,675	(1,862)	$(33,879)	$3,581	$320,927
Issuance of common stock upon exercise of stock options	524	5	6,823	—	(202)	(4,450)	—	2,378
Issuance of common stock for employee stock purchase plan	110	1	1,718	—	—	—	—	1,719
Issuance of restricted stock, net of forfeitures	50	1	(1)	—	—	—	—	—
Amortization of share-based awards	—	—	7,133	—	—	—	—	7,133
Repurchase of common stock	—	—	—	—	(411)	(7,439)	—	(7,439)
Other	—	—	55	—	—	—	—	55
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	19,901	—	—	—	19,901

Foreign currency translation adjustments	—	—	—	—	—	—	95	95

Disclosure of reclassification amounts, net of taxes (10% tax rate):	—	—	—	—	—	—	—	—
Unrealized hedging loss arising during the period	—	—	—	—	—	—	(16,659)	(16,659)
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	8,491	8,491

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(8,168)	(8,168)

Total comprehensive loss	—	—	—	19,901		—	(8,073)	11,828

Balance at June 30, 2008	31,157	$312	$280,973	$105,576	(2,475)	$(45,768)	$(4,492)	$336,601

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2008	2007	2006
Operating activities:
Net income	$19,901	$37,334	$32,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,768	24,518	22,109
Amortization of senior note offering, credit facility and swap termination costs	1,225	1,324	1,214
Amortization of share-based awards	7,133	8,171	9,348
Cumulative effect of a change in accounting for share-based payment awards	—	—	139
Debt extinguishment charges	—	—	758
Deferred income taxes	(5,033)	2,136	7,565
Change in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(2,474)	(35,556)	(30,828)
(Increase) decrease in inventories	(28,331)	(44,945)	13,864
Increase in prepaid expenses and other assets	(2,597)	(1,193)	(3,702)
(Decrease) increase in accounts payable	(7,927)	44,360	26,458
Increase (decrease) in other payables and accrued expenses	881	20,547	(14,160)
Other	491	2,120	(283)

Net cash provided by operating activities	8,037	58,816	65,276

Investing activities:
Additions to property and equipment	(22,155)	(19,031)	(19,225)
Proceeds from disposals of property and equipment	—	—	9,945
Acquisition of licenses and other assets	(6,433)	(91,487)	(15,055)

Net cash used in investing activities	(28,588)	(110,518)	(24,335)

Financing activities:
Proceeds from (payments on) short-term debt	21,360	57,640	(7,700)
Payments on long-term debt	(1,227)	(538)	(9,321)
Repurchase of common stock	(7,439)	(8,540)	(25,339)
Proceeds from the exercise of stock options	2,378	3,112	3,112
Proceeds from employee stock purchase plan	1,719	1,446	1,664

Net cash provided by (used in) financing activities	16,791	53,120	(37,584)

Effects of exchange rate changes on cash and cash equivalents	(131)	403	(207)
Net (decrease) increase in cash and cash equivalents	(3,891)	1,821	3,150
Cash and cash equivalents at beginning of year	30,287	28,466	25,316

Cash and cash equivalents at end of year	$26,396	$30,287	$28,466

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$27,082	$28,147	$25,572

Income taxes paid during the year	$10,182	$2,770	$5,659

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     General Information and Summary of Significant Accounting Policies

Organization and Business Activity.    Elizabeth Arden, Inc. (the “Company” or “our”) is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 90 countries internationally.

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

Revenue Recognition.    Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances, which are granted to certain of the Company’s customers and subject to the Company’s authorization and approval. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2008, 2007 and 2006, one customer accounted for an aggregate of 15%, 18% and 13%, respectively, of the Company’s net sales.

Foreign Currency Translation.    The financial statements of the Company’s non-U.S. subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation (“SFAS No. 52”). SFAS No. 52 distinguishes between translation adjustments and foreign currency transactions. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as its functional currency are translated at year-end rates of exchange, while sales and expenses are translated at monthly weighted average rates of exchange. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in unrealized gains of $0.1 million and $2.6 million, and an unrealized loss of $0.3 million, during the years ended June 30, 2008, 2007 and 2006, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries’ statements of operations. Such gains or losses totaled losses of $2.2 million and $2.1 million and a gain of $2.9 million in the years ended June 30, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents.    Cash and cash equivalents include cash and interest-bearing deposits at banks with an original maturity date of three months or less.

Allowances for Doubtful Accounts Receivable.    The Company maintains allowances for doubtful accounts to cover uncollectible accounts receivable and evaluates its accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts. If, for example, the financial condition of the Company’s customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made.

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

Indefinite-Lived and Long-Lived Assets.    Goodwill and indefinite-lived intangible assets are reviewed annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The identification and measurement of impairment of goodwill and indefinite-lived intangible assets involves the estimation of the fair value of the indefinite-lived intangible asset or the applicable reporting unit in the case of goodwill. The estimates of fair value are based on the best information available as of the date of the assessment and primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. See Note 8.

Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of the carrying value of such assets against the undiscounted future cash flows. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. No such adjustments were recorded for the years ended June 30, 2008, 2007 and 2006.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising and Promotional Costs.    Advertising and promotional costs paid directly to customers for goods and services provided (primarily co-op advertising and certain direct selling costs) are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs totaled approximately $297.8 million, $276.0 million and $267.3 million, during the years ended June 30, 2008, 2007 and 2006, respectively. Advertising and promotional costs includes promotions, direct selling, co-op advertising and media placement.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), the Company recognizes in its consolidated financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. While the Company believes that its assessments of whether its tax positions are more likely than not to be sustained are reasonable, each assessment is subjective and requires the use of significant judgments. As a result, one or more of such assessments may prove ultimately to be incorrect, which could result in a change to net income.

Accumulated Other Comprehensive (Loss) Income.    Accumulated other comprehensive (loss) income includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive (loss) income items. The Company’s accumulated other comprehensive (loss) income shown on the Consolidated Balance Sheet at June 30, 2008 and June 30, 2007, consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized (losses) gains, net of taxes, related to the Company’s foreign currency contracts, respectively.

The components of accumulated other comprehensive (loss) income as of June 30, 2008, 2007 and 2006, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2008	2007	2006
Cumulative foreign currency translation adjustments	$5,041	$4,946	$2,369
Unrealized hedging loss, net of taxes	(9,533)	(1,365)	(388)

Accumulated other comprehensive (loss) income	$(4,492)	$3,581	$1,981

Fair Value of Financial Instruments.    The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. See

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 for the fair value of the Company’s senior subordinated notes. The fair value of all other financial instruments was not materially different than their carrying value as of June 30, 2008, and June 30, 2007.

Hedge Contracts.    Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended, the Company has designated each foreign currency contract entered into as of June 30, 2008, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive (loss) income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the contracts expire.

Share-Based Compensation.    All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of the market-based restricted stock awards is determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards is based on the closing price of the Company’s common stock, $.01 par value (“Common Stock”) on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from the Company’s historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The Company relies on its historical experience and post-vested termination activity to provide data for estimating expected term for use in determining the fair value of its stock options. The Company currently estimates its stock volatility by considering historical stock volatility experience and other key factors. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the input to the Black-Scholes model. The Company estimates forfeitures using its historical experience, which will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Because of the significant amount of judgment used in these calculations, it is reasonably likely that circumstances may cause the estimate to change. If, for example, actual forfeitures are lower than the Company’s estimate, additional charges to net income may be required.

NOTE 2.    Earnings Per Share

Reclassifications.    To conform to the year ended June 30, 2008 presentation, certain reclassifications were made to the prior years’ Consolidated Financial Statements and the accompanying footnotes.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic income per share is computed by dividing the net income by the weighted average shares of the Company’s outstanding Common Stock. The calculation of income per diluted share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock, such as stock options and non-vested restricted stock. The following table represents the computation of earnings per share:

	Year Ended June 30,
(Amounts in thousands, except per share data)	2008	2007	2006
Basic
Net income	$19,901	$37,334	$32,794

Weighted average shares outstanding	27,981	27,607	28,628

Net income per basic share	$0.71	$1.35	$1.15

Diluted
Net income	$19,901	$37,334	$32,794

Weighted average basic shares outstanding	27,981	27,607	28,628
Potential common shares—treasury method	1,322	1,219	1,190

Weighted average shares and potential diluted shares	29,303	28,826	29,818

Net income per diluted share	$0.68	$1.30	$1.10

The following table shows the number of shares of Common Stock subject to options and restricted stock awards that were outstanding for the years ended June 30, 2008, 2007 and 2006, which were not included in the net income per diluted share calculation because to do so would have been anti-dilutive:

	Year Ended June 30,
	2008	2007	2006
Number of shares	1,117,193	1,142,509	829,734

NOTE 3.    Restructuring Charges

In fiscal 2007, the Company commenced a comprehensive review of its global business processes to re-engineer its extended supply chain, logistics and transaction processing systems. In May 2008, the Company announced a decision to accelerate the re-engineering of its extended supply chain functions as well as the realignment of other parts of its organization to better support its new business processes. This initiative includes a migration to a shared services model to simplify transaction processing by consolidating the Company’s global transaction processing functions and the implementation of a new financial accounting and order processing system.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, the Company has implemented a plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures totaling approximately $12 to $14 million through June 30, 2010. Approximately $0.7 million of these expenses were incurred during the year ended June 30, 2008. Additionally, unrelated to this plan, during fiscal 2008 the Company incurred approximately $2.3 million of restructuring expenses related to the reorganization of certain of its departments. Restructuring charges incurred during the years ended June 30, 2007 and 2006, were not significant.

The restructuring expenses discussed above are included in selling, general and administrative expenses in the Company’s consolidated statement of income have not been attributed to any of the Company’s reportable segments and are included in unallocated corporate expenses as described in Note 18. At June 30, 2008, the Company had a restructuring liability of $0.4 million.

NOTE 4.    New Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company in its fiscal quarter beginning January 1, 2009. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for the Company on July 1, 2009. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FSP 157-2 which delayed the effective date of SFAS 157 for those nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 will be effective for the Company on July 1, 2008. For nonfinancial assets and nonfinancial liabilities, SFAS 157 will be effective for the Company on July 1, 2009. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available for select financial instruments and is irrevocable once applied. SFAS 159 will be effective for the Company beginning July 1, 2008. The adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements, as the Company does not anticipate using the fair value option.

NOTE 5.    Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from uncollectible accounts receivable and estimated sales returns in the normal course of business:

	Year Ended June 30,
(Amounts in thousands)	2008	2007	2006
Allowance for Bad Debt:
Beginning balance	$4,023	$4,278	$4,718
Provision	1,402	718	1,929
Write-offs, net of recoveries	(923)	(973)	(2,369)

Ending balance	$4,502	$4,023	$4,278

Allowance for Sales Returns:
Beginning balance	$12,126	$9,511	$7,179
Provision	51,191	50,126	39,421
Actual returns	(51,743)	(47,511)	(37,089)

Ending balance	$11,574	$12,126	$9,511

NOTE 6.    Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2008	2007
Raw materials	$94,500	$61,297
Work in progress	40,195	32,681
Finished goods	273,868	286,254

Totals	$408,563	$380,232

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated Life
(Amounts in thousands)	2008	2007
Land	$64	$71	—
Building and building improvements	886	980	40
Leasehold improvements	9,383	7,366	2 — 15
Machinery, equipment, furniture and fixtures and vehicles	11,939	10,158	5 — 14
Computer equipment and software	21,387	18,225	3 — 5
Counters and trade fixtures	48,240	41,592	3 — 5
Tools and molds	15,333	11,650	1 — 3

	107,232	90,042
Less accumulated depreciation	(65,364)	(53,580)

	41,868	36,462
Projects in progress	10,280	6,009

Property and equipment, net	$52,148	$42,471

Depreciation expense for the years ended June 30, 2008, 2007 and 2006, was $15.3 million, $13.4 million and $12.6 million, respectively. At June 30, 2008, property and equipment under capital leases was approximately $4.2 million, net, and consist of computer equipment and software.

NOTE 8.    Exclusive Brand Licenses, Trademarks and Intangibles, Net

The following summarizes the cost basis amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2008	Weighted Average Estimated Life	June 30, 2007	Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	Indefinite	$122,415	Indefinite
Exclusive brand licenses and related trademarks	87,358	17	87,131	17
Exclusive brand trademarks	42,668	9	42,230	8
Other intangibles(1)	20,489	11	20,489	11
Goodwill(2)	20,721	Indefinite	15,287	Indefinite

Exclusive brand licenses, trademarks and intangibles, gross	293,651		287,552
Accumulated amortization:
Exclusive brand licenses and related trademarks	(33,967)		(28,806)
Exclusive brand trademarks	(34,457)		(31,885)
Other intangibles	(3,974)		(2,250)

Exclusive brand licenses, trademarks and intangibles, net	$221,253		$224,611

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.
(2)	The $5.4 million increase from the year ended June 30, 2007 to June 30, 2008 is due to the satisfaction of the conditions for the payment of the second installment of the contingent consideration relating to the acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC (“Sovereign Sales”). See Notes 11 and 12. The entire amount of the goodwill relates to the North America Fragrance segment.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2008, the Company performed its annual impairment testing of these assets with the assistance of a third party valuation firm and also performed its annual impairment test for goodwill. The analysis and assessments of these assets indicated that no impairment adjustment was required.

Amortization expense for the years ended June 30, 2008, 2007 and 2006, was $9.5 million, $11.1 million, and $9.5 million, respectively. Amortization expense, based on current facts and circumstances, for fiscal years ending June 30, 2009, 2010, 2011, 2012 and 2013 is expected to be $9.0 million, $8.7 million, $6.8 million, $4.9 million, and $4.5 million, respectively.

NOTE 9.    Short-Term Debt

The Company has a revolving bank credit facility (the “Credit Facility”) with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In order to accommodate increased working capital requirements associated with the growth of the Company’s business, on July 21, 2008, the Credit Facility was amended to increase its size from $250 million to $325 million, with a $25 million sub limit for letters of credit. Under the terms of the Credit Facility, as amended by the July 2008 amendment, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions. The Credit Facility expires in December 2012.

The Credit Facility is guaranteed by all of the Company’s U.S. subsidiaries and is collateralized by a first priority lien on all of the Company’s U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company’s inventory, as determined pursuant to the terms of the Credit Facility; provided, however, that pursuant to the terms of the July 2008 amendment, from August 15 to October 31 of each year the borrowing base is temporarily increased by $25 million. The Company’s obligations under the Credit Facility rank senior to the Company’s 7 3/4% Senior Subordinated Notes due 2014 (the “7 3/4% Senior Subordinated Notes”).

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the year ended June 30, 2008. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At the Company’s option, the Applicable Margin may be applied to either the London Interbank Offered Rate (“LIBOR”) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company’s borrowing base is in effect, is 1.00% higher. As of June 30, 2008, the Applicable Margin

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For the fiscal years ended June 30, 2008 and 2007, the weighted average annual interest rate on borrowings under the Credit Facility was 6.1% and 7.1%, respectively.

As of June 30, 2008, the Company had $119.0 million in outstanding borrowings and approximately $5.0 million in letters of credit outstanding under the Credit Facility, compared with $97.6 million in outstanding borrowings under the Credit Facility at June 30, 2007. As of June 30, 2008, the Company had approximately $226.0 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $101.4 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 10.    Long-Term Debt

The Company’s long-term debt consisted of the following:

	June 30,
(Amounts in thousands)	2008	2007
7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap, net	(1,919)	(2,182)
Riviera Term Note	1,876	2,837

Total debt	224,957	225,655
Less: Current portion of long-term debt	1,261	1,125

Total long-term debt	$223,696	$224,530

Senior and Senior Subordinated Notes.    In January 2001, the Company issued $160 million aggregate principal amount of 11 3/4% Senior Notes due 2011 (the “11 3/4% Senior Notes”). A total of $151.2 million aggregate principal amount of 11 3/4% Senior Notes were repurchased by the Company in 2003 and 2004. On February 1, 2006, the Company redeemed the remaining $8.8 million aggregate principal amount of 11 3/4% Senior Notes for $9.3 million representing the redemption price plus accrued interest. The Company utilized borrowings under the Credit Facility to repurchase the remaining 11 3/4% Senior Notes. As a result of the redemption, the Company incurred a pre-tax charge of approximately $0.8 million related to the early extinguishment of the remaining 11 3/4% Senior Notes during the fiscal year ended June 30, 2006.

The following table lists all redemptions of 11 3/4% Senior Notes (and associated warrants to purchase Common Stock) during the year ended June 30, 2006, and the related financial statement effect: (Amounts in thousands, except percentages)

Redemption Date	Debt Instrument	Redemption Price	Principal Repurchased	Call Premium	Write Off of Offering Costs	Excess of Carrying Value Over Principal Repurchased	Total Loss(1)
02/01/06	11 3/4%	105.875%	$8,802	$517	$241	$—	$758

(1)	Loss refers to debt extinguishment charges in the Company’s Consolidated Statements of Income.

In January 2004, the Company issued $225.0 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due January 2014. In February 2004, the Company entered into an

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate swap agreement to swap $50.0 million of the outstanding 7 3/4% Senior Subordinated Notes to a floating interest rate based on LIBOR. The swap agreement was scheduled to mature in February 2014 and was terminated March 16, 2006. As a result of this action, the Company incurred termination costs of $2.5 million. The swap termination costs were recorded as a reduction to long-term debt and will be amortized to interest expense over the remaining life of the 7 3 /4% Senior Subordinated Notes. The Company had designated the swap agreement as a fair value hedge.

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

In connection with the June 2006 acquisition (the “Riviera Acquisition”) of certain assets including inventory, accounts receivable and certain brand licenses, of Riviera Concepts Inc. (“Riviera”), the Company assumed a promissory note held by Riviera in the principal amount of approximately $3.4 million (the “Riviera Term Note”). The Riviera Term Note bears interest at a rate of 4.15% per annum and is payable in six successive equal semi-annual installments beginning on January 15, 2007. The Riviera Term Note is subordinated to the Credit Facility and the 7 3/4% Senior Subordinated Notes.

At June 30, 2008 and June 30, 2007, the estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes and the Riviera Term Note, as applicable, using available market information and interest rates was as follows:

	June 30,
(Amounts in thousands)	2008	2007
7 3/4% Senior Subordinated Notes	$210,375	$226,969
Riviera Term Note	$1,876	$2,838

The scheduled maturities and redemptions of long-term debt at June 30, 2008 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2009	$1,261
2010	615
2011	—
2012	—
2013	—
After 2013	225,000

Total(1)	$226,876

(1)

Total scheduled maturities does not include approximately $1.9 million of swap termination costs that were recorded as a reduction to long-term debt and are being amortized to interest expense over the remaining life of the 7 3/4% Senior Subordinated Notes.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miramar, Florida; Stamford, Connecticut; Bentonville, Arkansas; and New York, New York in the United States, and in Australia, Austria, Canada, China, Denmark, Dubai, France, Germany, Italy, New Zealand, Puerto Rico, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom internationally. The Company also has leased distribution facilities in Roanoke, Virginia and Puerto Rico. The Company’s rent expense for operating leases for the years ended June 30, 2008, 2007 and 2006, was $20.7 million, $17.6 million and $14.5 million, respectively. The Company also leases distribution equipment, office and computer equipment, and vehicles. In accordance with SFAS No. 13, Accounting for Leases, the Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2008, the Company has both operating and capital leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

The Company’s aggregate minimum lease payments under its operating and capital leases, purchase obligations and commitments under other long-term contractual obligations (other than long-term debt) at June 30, 2008, were as follows:

(Amounts in thousands)	Interest Payments(1)	Operating Leases	Capital Leases	Purchase Obligations(2)	Other Long-term Obligations(3)(4)	Total
2009	$17,502	$16,463	$2,096	$202,886	$6,496	$245,443
2010	17,450	13,400	2,026	36,233	10,098	79,207
2011	17,438	12,258	32	32,424	—	62,152
2012	17,438	7,798	—	23,692	—	48,928
2013	17,438	5,474	—	19,937	—	42,849
and thereafter	7,265	5,816	—	70,000	—	83,081

Total	$94,531	$61,209	$4,154	$385,172	$16,594	$561,660

(1)

Consists of interest at the rate of 7 3/4 % per annum on the $225 million aggregate principal amount of 7 3/4% Senior Subordinated Notes and interest at the rate of 4.15% per annum on the Riviera Term Note.

(2)	Consists of purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Includes contingent consideration paid to Sovereign Sales in July 2008 of $5.3 million and consideration potentially payable to Riviera of $8.6 million. See Notes 11 and 12.
(4)	Excludes approximately $6.0 million of gross unrecognized tax benefits that, if not realized, would result in cash payments. The Company cannot currently estimate when, or if, the payments will be due. See Note 13.

In connection with the Riviera Acquisition, the Company entered into a contingent performance liability to Riviera in the amount of $8.6 million. This contingent performance liability does not bear interest, is recorded in “other liabilities” on the Company’s Consolidated Balance Sheet and is payable in annual installments beginning July 31, 2007 and ending on July 31, 2009, provided that certain net sales targets are achieved over the three-year period after the closing date on the licensed

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

brands acquired in the Riviera Acquisition. If the targets for the first or second annual installments are not satisfied, such installments may still be payable, based on cumulative targets, in the subsequent year or years, as the case may be. The targets for the first and second installment due on July 31, 2007 and July 31, 2008, respectively, were not achieved. The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition. See Note 12.

In connection with the August 2006 acquisition of certain assets comprising the fragrance business of Sovereign Sales, $12 million of the purchase price was in the form of contingent consideration, the majority of which was to be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. The conditions for the first installment were satisfied, and the Company recognized a liability of $6.3 million in the consolidated balance sheet at June 30, 2007. The payment was made in September 2007. The conditions for the second installment were also satisfied, and accordingly, the Company recognized a liability of $5.3 million in the consolidated balance sheet at June 30, 2008. The payment was made in July 2008. The remaining $0.3 million is due to be paid in September 2009 if certain financial and other conditions are satisfied.

As of June 30, 2008, the Company had notional amounts of 63.3 million Euros and 38.2 million British pounds under foreign currency contracts that expire between July 31, 2008 and June 30, 2009, to reduce the exposure of the Company’s foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2008, the Company had notional amounts of 10.1 million Canadian dollars under foreign currency contracts that expire between September 30, 2008 and June 30, 2009 to reduce the exposure of the Company’s Canadian subsidiary’s cost of sales to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized loss, net of taxes, recognized during the year ended June 30, 2008 from the settlement of these contracts, was approximately $8.5 million. At June 30, 2008, the unrealized loss, net of taxes, associated with these contracts of approximately $9.5 million is included in accumulated other comprehensive (loss) income.

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of the Company’s foreign subsidiaries’ net balance sheets to fluctuations in currency rates. As of June 30, 2008, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized from contracts in place during the years ended June 30, 2008 and 2007, was approximately $2.6 million and $1.1 million, respectively.

In October 2005, the Company received a demand from a licensee of certain of the Company’s patents alleging the Company had breached the license agreement, indicating that it would not pay any further royalties and requesting that the Company return approximately $3 million in royalty payments already made. In November 2006, the Company filed a lawsuit against the licensee seeking recovery of its damages for breach of contract. In April 2007, the licensee filed a counterclaim for breach of contract, negligence, unjust enrichment and other related counts, and also sought declaratory relief that it was not obligated to make further royalty payments and was entitled to recover approximately $3 million in royalty payments already made plus interest. In April 2008, the Company settled its litigation with the licensee. Under the terms of the settlement, the licensee agreed to pay the Company $540,000 in royalties in installments through June 2010, and the Company agreed to provide the licensee with a fully-paid license to use one of the Company’s patents for the duration of the patent.

The Company is a party to a number of other legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that the Company’s

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition or cash flows.

NOTE 12.    Acquisitions

In June 2006, the Company acquired certain assets of Riviera, including inventory, accounts receivable and certain brand licenses. The net purchase price was approximately $14.3 million and was allocated as follows: $8.2 million for inventory, $1.8 million for accounts receivable, $0.5 million for prepaid, deferred and fixed assets, and $21.3 million for intangible assets, offset by liabilities of $17.5 million (including the assumption of the Riviera Term Note in the principal amount of approximately $3.4 million, of which $1.1 million has been paid as of June 30, 2008, a contingent performance liability of $8.6 million and other assumed liabilities). The contingent performance liability is payable subject to the satisfaction of certain sales targets over the three-year period after the closing date and was recorded as a result of the negative goodwill resulting from this acquisition. See Note 11. In addition to the contingent performance liability and liabilities assumed, the Company paid $12.6 million in cash in connection with the acquisition.

In August 2006, the Company acquired the fragrance business of Sovereign Sales. The assets acquired included inventory and certain intangible assets. The net purchase price consisted of (i) approximately $90.2 million in cash ($87.7 million paid in cash at closing and approximately $2.5 million in cash paid in five installments after the closing) and (ii) $12.0 million in the form of contingent consideration, the majority of which was payable in two installments over two years from the date of closing if certain financial targets and other conditions were satisfied. The conditions for the first installment were satisfied, and the Company recognized a liability of $6.3 million in the consolidated balance sheet at June 30, 2007. The payment was made in September 2007. The conditions for the second installment were also satisfied, and accordingly, the Company recognized a liability of $5.3 million in the consolidated balance sheet at June 30, 2008. The payment was made in July 2008. The remaining $0.3 million is due to be paid in September 2009 if certain financial and other conditions are satisfied. See Note 11. The net purchase price was allocated as follows: $66.0 million for inventory, $31.4 million for certain intangible assets and goodwill, and $0.8 million of other assets, offset by approximately $1.6 million of assumed lease payments and the services agreement. The Company will allocate the remaining contingent consideration to goodwill.

NOTE 13.    Income Taxes

Income (loss) before income taxes consisted of the following for the fiscal years ended June 30, 2008, 2007 and 2006.

	Year Ended June 30,
(Amounts in thousands)	2008	2007	2006
Domestic	$(12,927)	$7,553	$18,501
Foreign	34,362	37,255	25,574

Total income before income taxes	$21,435	$44,808	$44,075

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes for the fiscal years ended June 30, 2008, 2007 and 2006, are as follows:

	Year Ended June 30,
(Amounts in thousands)	2008	2007	2006
Current income taxes
Federal	$133	$448	$325
State	160	250	173
Foreign	6,274	4,640	3,218

Total current	$6,567	$5,338	$3,716

Deferred income taxes
Federal	$(4,065)	$367	$5,792
State	(1,494)	877	1,219
Foreign	526	892	554

Total deferred	(5,033)	2,136	7,565

Total	$1,534	$7,474	$11,281

At June 30, 2008, tax provisions were not established on approximately $140 million of undistributed earnings of foreign subsidiaries, since these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets relating to tax benefits of employee stock option awards have been reduced to reflect exercises during the fiscal year ended June 30, 2008. Some exercises resulted in tax deductions in excess of previously recorded benefit based on the option value at the time of grant (“windfalls”). Pursuant to SFAS 123R, although the additional tax benefit for “windfalls” is reflected in net operating tax loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce current taxes payable due to net operating loss carryforwards available, “windfall” gross tax benefits of $10.8 million are not reflected in deferred tax assets for net operating losses for the year ended June 30, 2008. Once the Company is in a regular tax paying position, it will recognize this “windfall” through additional paid-in capital.

The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Year Ended June 30,
	2008		2007		2006
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rates	$7,503	35.0%	$15,683	35.0%	$15,426	35.0%
State taxes, net of federal benefits	(883)	(4.1)	800	1.8	797	1.8
Tax on foreign earnings at different rates from statutory rates	(5,367)	(25.0)	(7,002)	(15.6)	(5,605)	(12.7)
Research and development tax credits	(208)	(1.0)	(1,985)	(4.4)	—	—
Change in U.S. and foreign valuation allowance	139	0.7	(505)	(1.1)	598	1.4
Other	350	1.6	483	1.0	65	0.1

Total	$1,534	7.2%	$7,474	16.7%	$11,281	25.6%

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2008	2007
Deferred tax assets
Accrued expenses	$6,293	$4,581
Stock-based compensation, including SFAS 123R	6,516	5,324
Net operating loss carryforwards	10,574	9,373
Inventory	7,731	5,847
Contingent note	3,388	3,388
Research and development tax incentives, alternative minimum tax and other tax credits	4,456	3,918
Other	3,062	1,744

Gross deferred tax assets	$42,020	$34,175

Deferred tax liabilities
Accounts receivable	$(1,053)	$(632)
Intangible assets	(26,880)	(24,282)
Other	(5,636)	(4,068)

Gross deferred tax liabilities	(33,569)	(28,982)

Valuation allowances	(823)	(697)

Total net deferred tax assets	$7,628	$4,496

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	June 30,
(Amounts in thousands)	2008	2007
Current net deferred tax assets	$14,785	$17,427
Non-current net deferred tax liabilities(1)	(7,157)	(12,931)

Total net deferred tax assets	$7,628	$4,496

(1)	Non-current net deferred tax liabilities are included in deferred income taxes and other liabilities in the Company’s consolidated balance sheet at June 30, 2008 and June 30, 2007.

At June 30, 2008, the Company had United States federal net operating loss carryforwards of approximately $37 million that will begin to expire on June 30, 2024. The Company had state and local net operating loss carryforwards of approximately $54 million that will begin to expire on June 30, 2009. The Company believes that it will generate sufficient taxable income to realize the net operating loss carryforwards before they expire. In addition, the Company had acquired United States federal net operating losses of which approximately $1.1 million are remaining and will begin to expire on June 30, 2008. Due to certain limitations in the Internal Revenue Code, the Company believes that it is more likely than not that it will not be able to utilize a portion of these acquired net operating losses, therefore, the Company has recorded a valuation allowance as of June 30, 2008, of approximately $0.2 million related to such acquired net operating loss carryforwards.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2008, the Company had foreign net operating loss carryforwards of approximately $6.6 million that will begin to expire on June 30, 2009. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. However, due to the Company’s limited operating history in certain foreign jurisdictions and the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in these jurisdictions, as of June 30, 2008, the Company has recorded a valuation allowance of approximately $0.7 million related to these foreign net operating loss carryforwards.

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

Prior to July 1, 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). Under SFAS 5, the Company recorded a liability associated with an uncertain tax position if the liability was both probable and estimable.

The adoption of FIN 48 resulted in no change to the opening balance of the Company’s retained earnings. The Company’s balance of unrecognized tax benefits at July 1, 2007 was $5.3 million. As a result of the adoption of FIN 48, however, $2.8 million relating to the Company’s uncertain tax positions were reclassified from income taxes payable to deferred taxes. At June 30, 2008, the total amount of gross unrecognized tax benefits was $6.0 million. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2008 was as follows:

Year Ended
(Amounts in thousands)	June 30, 2008
Beginning balance	$5,337
Additions based on tax positions related to the current year	676
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	—

Gross balance at June 30, 2008	6,013
Interest and penalties	20

Ending balance	$6,033

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company’s U.S. federal tax return years remains open for the fiscal year ended January 31, 2004 and subsequent fiscal years. The Internal Revenue Service recently completed its examination of the Company’s federal income tax return for the fiscal year ended June 30, 2005, with no changes. The fiscal year ended January 31, 2003 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to ten years. The fiscal year ended January 31, 2002 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods.

The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

NOTE 14.    Repurchases of Common Stock

On November 2, 2005, the Board authorized the Company to implement a stock repurchase program to repurchase up to $40.0 million of Common Stock through March 31, 2007. On November 2, 2006, the Board authorized the repurchase of an additional $40.0 million of Common Stock under the terms of the Company’s existing stock repurchase program and extended the term of the stock repurchase program from March 31, 2007 to November 30, 2008. As of June 30, 2008, the Company had repurchased 2,273,038 shares of Common Stock on the open market under the stock repurchase program, at an average price of $18.18 per share, at a cost of approximately $41.3 million, including sales commissions. For the year ended June 30, 2008, the Company repurchased 410,869 shares of Common Stock at an average price of $18.11 per share on the open market under the stock repurchase program at a cost of $7.5 million, including sales commissions. The acquisition of these shares by the Company was accounted for under the treasury method. For the three months ended June 30, 2008, the Company did not repurchase any shares of Common Stock.

NOTE 15.    Stock Plans

At June 30, 2008, the Company had three active stock incentive plans, one for the benefit of non-employee directors of the Company’s Board of Directors (the “Board”) (the “2004 Director Plan”), and two for the benefit of eligible employees and independent contractors (the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan). In addition, as of June 30, 2008, stock options granted under the Company’s 1995 Stock Option Plan and 1995 Non-Employee Director Plan were still outstanding. The 1995 Stock Option Plan has expired by its terms and no further grants of options will occur under the 1995 Stock Option Plan. The 2004 Director Plan replaced the 1995 Non-Employee Director Plan, and no further grants of stock options will occur under the 1995 Non-Employee Director Plan. All five plans were adopted by the Board and approved by the Company’s shareholders.

At the Company’s 2007 annual meeting of shareholders, the shareholders of the Company approved, at the recommendation of the Board, a 700,000 share increase in the number of shares of Common Stock available for grant under the 2004 Stock Incentive Plan (the “2004 Incentive Plan”). Accordingly, the total number of shares that may be subject to grants of awards under the 2004 Incentive Plan was increased to 2,700,000 shares of Common Stock. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants is equal to the closing price of the Common Stock on the date of grant. At June 30, 2008, 888,292 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

The 2004 Director Plan authorizes the Company to grant non-qualified stock options for up to 350,000 shares of Common Stock to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 6,000 shares of Common Stock or such other

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholders meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will equal the closing price of the Common Stock on the date of grant. At June 30, 2008, 227,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

For the years ended June 30, 2008, 2007 and 2006, share-based compensation cost charged against income was $7.1 million, $8.2 million and $9.3 million, respectively. The tax benefit related to the compensation cost charged to income for the years ended June 30, 2008, 2007 and 2006, was approximately $0.5 million, $1.4 million and $2.4 million, respectively.

As of June 30, 2008, there were approximately $7.4 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s share-based compensation plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

Stock Options Granted

On August 18, 2008, the Board granted to employees stock options for 294,600 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $18.88 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $7.10 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2008.    On August 20, 2007, the Board granted to employees stock options for 347,150 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2008, 2009 and 2010, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $23.59 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $8.76 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

On November 14, 2007, the date of the Company’s most recent annual meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the 2004 Director Plan and 6,000 shares of Common Stock to an employee director under the 2004 Incentive Plan. All of the stock options granted on November 14, 2007, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $24.31 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $8.75 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2007.    On August 21, 2006, the Board granted to employees stock options for 316,000 shares of Common Stock under the 2004 Incentive Plan. The stock options are

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due to vest in equal thirds over a three-year period on the dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $15.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $5.85 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

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

On January 31, 2007, the Board granted stock options for an aggregate of 6,000 shares of Common Stock to an employee director under the 2004 Incentive Plan. The stock options will become exercisable on November 15, 2009 if the director continues to serve as a director until that date. The exercise price of the stock options is $18.90 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $7.39 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2006.    On August 10, 2005, the Board granted to employees stock options for approximately 419,700 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest over three years in thirds on each succeeding year from the date of grant, assuming the person receiving the grant is employed by the Company at the time of vesting. The exercise price of those stock options is $23.40 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $8.79 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

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

Compensation expense recorded for the years ended June 30, 2008, 2007 and 2006, resulting from stock option grants to employees and directors of the Company amounted to approximately $2.7 million, $2.9 million and $3.9 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	3,397,968	$15.31	3,366,469	$15.10	3,221,194	$13.65
New grants	383,150	23.66	352,000	15.36	454,700	23.08
Exercised	(523,941)	13.03	(260,167)	11.96	(278,081)	11.17
Canceled/Expired	(65,784)	18.88	(60,334)	17.18	(31,344)	16.86

Ending outstanding options	3,191,393	$16.59	3,397,968	$15.31	3,366,469	$15.10

Exercisable at end of period	2,431,761		2,756,923		2,770,424

Weighted average fair value per share of options granted during the year		$8.76		$5.99		$8.67

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
7.00 — 9.38	136,500	2.0	$8.00	136,500	2.0	$8.00
9.39 — 19.54	1,968,700	4.2	$13.72	1,711,761	3.6	$13.36
19.55 — Over	1,086,193	7.3	$22.88	583,500	6.2	$22.27

	3,191,393	5.2	$16.59	2,431,761	4.2	$15.20

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options outstanding and exercisable at June 30, 2008, 2007 and 2006 was $4.5 million, $27.0 million and $22.2 million, respectively. The total intrinsic value of stock options exercised during the years ended June 30, 2008, 2007 and 2006, based upon the average market price during the period, was approximately $5.3 million, $2.5 million and $3.0 million, respectively.

The weighted-average grant-date fair value of options granted during the years ended June 30, 2008, 2007 and 2006, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2008	2007	2006
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	32.7%	35%	35%
Risk-free interest rate	4.06 — 4.66%	4.82 — 4.93%	4.03 — 4.39%
Expected life of options in years	5	5	5

In February 2008, the Company accepted the tender of 120,861 shares of Common Stock at a fair market value of $18.72 per share, representing a cost of approximately $2.3 million, as payment for the exercise price of stock options exercised by the Company’s chief executive officer as permitted under the 1995 Stock Option Plan and authorized by the compensation committee of the

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board. The fair market value of the tendered shares was equal to the closing price of the Common Stock on the date that the Company was given notice of the tender of shares. The acquisition of these shares by the Company was accounted for under the treasury method.

In September 2007, the Company accepted the tender of 81,230 shares of Common Stock at a fair market value of $26.93 per share, representing a cost of approximately $2.2 million, as payment for the exercise price of stock options exercised by the Company’s chief executive officer as permitted under the 1995 Stock Option Plan and authorized by the compensation committee of the Board. The fair market value of the tendered shares was equal to the closing price of the Common Stock on the date that the Company was given notice of the tender of shares and the tender of shares was approved by the compensation committee of the Board. The acquisition of these shares by the Company was accounted for under the treasury method.

Employee Stock Purchase Plan.    The Company currently has an Employee Stock Purchase Plan (“ESPP”) under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On May 30, 2008 and November 30, 2007, purchases of Common Stock occurred under this plan for 69,121 shares and 41,126 shares, respectively. For the years ended June 30, 2008, 2007 and 2006, the Company recorded costs associated with the ESPP of approximately $0.5 million, $0.4 million and $0.5 million, respectively. The next purchase under the ESPP will be consummated on November 30, 2008.

Restricted Stock

On August 18, 2008, the Board granted to employees 117,800 shares of performance-based restricted stock and 121,133 shares of service-based restricted stock. All or part of the performance-based restricted stock will vest on a date that is two business days after the Company’s financial results for fiscal 2011 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2008.    On August 20, 2007, the Board granted to employees 68,700 shares of performance-based restricted stock and 80,300 shares of service-based restricted stock. All or part of the performance-based restricted stock will vest on a date that is two business days after the Company’s financial results for fiscal 2010 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the fiscal years ending June 30, 2008, 2009 and 2010, are publicly announced but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended June 30, 2007.    On August 21, 2006, the Board granted to employees 138,675 shares of performance-based restricted stock and 142,125 shares of service-based restricted stock. All or part of the performance-based restricted stock will vest on the date that is two business days after the Company’s financial results for fiscal 2009 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on the dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009, are publicly announced, but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2006.    On May 13, 2006, the Board authorized the grant to employees of an aggregate of 45,556 shares of restricted stock that vested in full one year from the date of grant. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock was recorded as additional paid-in capital in shareholders’ equity as amortization occurred over the one-year vesting period using the graded vesting method.

On August 10, 2005, the Board granted to employees 195,949 shares of performance-based restricted stock, one third of which was scheduled to vest two years from the date of grant and the remaining two thirds of which was scheduled to vest three years from the date of grant if the Company achieved a 10% cumulative average annualized increase in earnings per share, excluding any one-time or extraordinary events (as determined by the compensation committee of the Board), over the relevant measurement periods. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock was recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the two- and three-year vesting periods using the graded vesting method. The Company did not achieve a 10% cumulative average annualized increase in earnings per share over the measurement periods of July 1, 2005 through June 30, 2007 or July 1, 2005 through June 30, 2008. During fiscal 2006, the Company determined that it was not probable that this performance-based restricted stock grant would vest. As a result, the Company did not record compensation expense in the years ended June 30, 2008, 2007 and 2006, related to this award, and this award has been forfeited.

A summary of the Company’s restricted stock activity for the year ended June 30, 2008, is presented below:

Restricted Stock	Shares (000)	Weighted Average Grant- Date Fair Value
Non-vested at July 1, 2007	921	$18.82
Granted	149	$23.59
Vested	(104)	$18.71
Forfeited	(100)	$21.57

Non-vested at June 30, 2008	866	$19.34

In March 2005, the Company granted to employees 410,800 shares of market-based restricted stock (“MBRS”). As a result of such approval, the Company issued 410,800 shares of MBRS. The MBRS will only vest if the Company’s total shareholder return surpasses the total shareholder return of the Russell 2000 Index over a three, four, five or six-year period from the date of grant, in which

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case the MBRS will vest at that time. As of June 30, 2008, the MBRS had not vested. Upon adoption of SFAS 123R on July 1, 2005, the Company revalued the MBRS using a Monte Carlo simulation model using the assumptions presented below:

Three Months Ended September 30, 2005
Expected dividend yield	0.00%
Expected price volatility	40.00%
Risk-free interest rate	3.72%
Derived service period in years	3

Compensation expense for the years ended June 30, 2008, 2007 and 2006, resulting from restricted stock grants to employees of the Company, amounted to approximately $3.9 million, $4.9 million and $5.1 million, respectively.

NOTE 16.    Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Net sales	$236,289	$210,554	$422,444	$271,789
Gross profit	90,124	90,754	178,860	106,381
(Loss) income from operations	(13,666)	1,452	53,289	7,955
Net (loss) income	(10,435)	(3,812)	33,799	350
(Loss) earnings per common share:
Basic	$(0.38)	$(0.14)	$1.20	$0.01
Diluted	$(0.38)	$(0.14)	$1.15	$0.01

	Fiscal Quarter Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Net sales	$242,674	$219,223	$410,771	$254,808
Gross profit	105,661	98,479	157,954	99,225
Income from operations	14,783	10,347	43,282	5,594
Net income (loss)	9,634	3,157	25,856	(1,313)
Earnings (loss) per common share:
Basic	$0.35	$0.11	$0.94	$(0.05)
Diluted	$0.33	$0.11	$0.91	$(0.05)

NOTE 17.    Condensed Consolidating Financial Information

The following condensed financial statements as of June 30, 2008 and June 30, 2007, and for the years ended June 30, 2008, 2007 and 2006, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company’s subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2008
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,487	$22,801	$108	$—	$26,396
Accounts receivable, net	121,489	95,957	—	—	217,446
Inventories	310,912	97,651	—	—	408,563
Intercompany receivable	52,555	203,515	274,285	(530,355)	—
Deferred income taxes	15,186	(401)	—	—	14,785
Prepaid expenses and other assets	9,436	15,032	—	139	24,607

Total current assets	513,065	434,555	274,393	(530,216)	691,797

Property and equipment, net	34,269	17,879	—	—	52,148

Other Assets:
Investment in subsidiaries	295,404	—	9,136	(304,540)	—
Exclusive brand licenses, trademarks and intangibles, net	60,517	7,464	153,272	—	221,253
Debt financing costs, net	4,952	—	—	—	4,952
Other	12,235	(11,385)	11	(277)	584

Total other assets	373,108	(3,921)	162,419	(304,817)	226,789

Total assets	$920,442	$448,513	$436,812	$(835,033)	$970,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$119,000	$—	$—	$—	$119,000
Accounts payable—trade	147,971	22,469	—	—	170,440
Intercompany payable	35,288	263,445	240,573	(539,306)	—
Other payables and accrued expenses	47,352	47,770	81	30	95,233
Current portion of long-term debt	1,261	—	—	—	1,261

Total current liabilities	350,872	333,684	240,654	(539,276)	385,934

Long-term debt	223,696	—	—	—	223,696
Deferred income taxes and other liabilities	9,273	4,505	11,078	(353)	24,503

Total liabilities	583,841	338,189	251,732	(539,629)	634,133

Shareholders’ Equity
Common stock	312	—	—	—	312
Additional paid-in capital	280,973	9,136	197,411	(206,547)	280,973
Retained earnings (accumulated deficit)	105,576	105,166	(12,331)	(92,835)	105,576
Treasury stock	(45,768)	—	—	—	(45,768)
Accumulated other comprehensive income (loss)	(4,492)	(3,978)	—	3,978	(4,492)

Total shareholders’ equity	336,601	110,324	185,080	(295,404)	336,601

Total liabilities and shareholders’ equity	$920,442	$448,513	$436,812	$(835,033)	$970,734

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2007
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7,278	$23,001	$8	$—	$30,287
Accounts receivable, net	116,360	98,612	—	—	214,972
Inventories	291,536	88,696	—	—	380,232
Intercompany receivable	66,931	137,561	287,063	(491,555)	—
Deferred income taxes	18,221	(794)	—	—	17,427
Prepaid expenses and other assets	9,611	13,003	—	61	22,675

Total current assets	509,937	360,079	287,071	(491,494)	665,593

Property and equipment, net	25,445	17,026	—	—	42,471

Other Assets:
Investment in subsidiaries	293,357	—	9,136	(302,493)	—
Exclusive brand licenses, trademarks and intangibles, net	60,494	8,332	155,785	—	224,611
Debt financing costs, net	5,777	—	—	—	5,777
Other	4,525	(3,830)	—	28	723

Total other assets	364,153	4,502	164,921	(302,465)	231,111

Total assets	$899,535	$381,607	$451,992	$(793,959)	$939,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$97,640	$—	$—	$—	$97,640
Accounts payable—trade	161,188	19,344	—	—	180,532
Intercompany payable	33,901	220,747	246,180	(500,828)	—
Other payables and accrued expenses	45,605	42,294	197	35	88,131
Current portion of long-term debt	1,125	—	—	—	1,125

Total current liabilities	339,459	282,385	246,377	(500,793)	367,428

Long-term debt	224,530	—	—	—	224,530
Deferred income taxes and other liabilities	14,619	4,062	7,418	191	26,290

Total liabilities	578,608	286,447	253,795	(500,602)	618,248

Shareholders’ Equity
Common stock	305	—	—	—	305
Additional paid-in capital	265,245	9,136	217,015	(226,151)	265,245
Retained earnings (accumulated deficit)	85,675	81,946	(18,818)	(63,128)	85,675
Treasury stock	(33,879)	—	—	—	(33,879)
Accumulated other comprehensive income	3,581	4,078	—	(4,078)	3,581

Total shareholders’ equity	320,927	95,160	198,197	(293,357)	320,927

Total liabilities and shareholders’ equity	$899,535	$381,607	$451,992	$(793,959)	$939,175

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Income

	Year Ended June 30, 2008
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$685,351	$455,724	$14,776	$(14,776)	$1,141,075
Cost of sales	465,558	209,399	—	—	674,957

Gross profit	219,793	246,325	14,776	(14,776)	466,118

Selling, general and administrative costs	206,590	201,881	(1,375)	(14,776)	392,320
Depreciation and amortization	14,522	7,285	2,961	—	24,768

Income (loss) from operations	(1,319)	37,159	13,190	—	49,030
Other expense (income):
Interest expense (income)	27,569	1,602	(1,576)	—	27,595
Other	(39,862)	771	4,618	34,473	—

Income before income taxes	10,974	34,786	10,148	(34,473)	21,435
(Benefit from) provision for income taxes	(8,927)	6,800	3,661	—	1,534

Net income	$19,901	$27,986	$6,487	$(34,473)	$19,901

Statement of Income

	Year Ended June 30, 2007
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$706,509	$420,967	$14,919	$(14,919)	$1,127,476
Cost of sales	468,168	197,989	—	—	666,157

Gross profit	238,341	222,978	14,919	(14,919)	461,319

Selling, general and administrative costs	197,684	181,277	(1,247)	(14,919)	362,795
Depreciation and amortization	14,679	6,925	2,914	—	24,518

Income from operations	25,978	34,776	13,252	—	74,006
Other expense (income):
Interest expense (income)	29,156	1,692	(1,650)	—	29,198
Other	(38,761)	(4,318)	4,736	38,343	—

Income before income taxes	35,583	37,402	10,166	(38,343)	44,808
(Benefit from) provision for income taxes	(1,751)	5,532	3,693	—	7,474

Net income	$37,334	$31,870	$6,473	$(38,343)	$37,334

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2008
	Company	Non Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(10,187)	$26,382	$(7,059)	$(1,099)	$8,037

Investing activities:
Additions to property and equipment	(15,355)	(6,800)	—	—	(22,155)
Proceeds from disposals of property and equipment	—	—	—	—	—
Acquisition of licenses and other assets	(6,433)	—	—	—	(6,433)

Net cash used in investing activities	(21,788)	(6,800)	—	—	(28,588)

Financing activities:
Payments on short-term debt	21,360	—	—	—	21,360
Payments on long-term debt	(1,227)	—	—	—	(1,227)
Repurchase of common stock	(7,439)	—	—	—	(7,439)
Proceeds from the exercise of stock options	2,378	—	—	—	2,378
Proceeds from the issuance of common stock under ESPP	1,719	—	—	—	1,719
Net change in intercompany obligations	11,524	(19,782)	7,159	1,099	—

Net cash provided by (used in) financing activities	28,315	(19,782)	7,159	1,099	16,791

Effect of exchange rate changes on cash and cash equivalents	(131)	—	—	—	(131)
Net decrease (increase) in cash and cash equivalents	(3,791)	(200)	100	—	(3,891)
Cash and cash equivalents at beginning of year	7,278	23,001	8	—	30,287

Cash and cash equivalents at end of year	$3,487	$22,801	$108	$—	$26,396

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2007
	Company	Non Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$14,263	$38,435	$7,093	$(975)	$58,816

Investing activities:
Additions to property and equipment	(9,197)	(9,834)	–	–	(19,031)
Proceeds from disposals of property and equipment	–	—	—	—	—
Acquisition of licenses and other assets	(91,487)	—	—	—	(91,487)

Net cash used in investing activities	(100,684)	(9,834)	—	—	(110,518)

Financing activities:
Payments on short-term debt	57,640	—	—	—	57,640
Payments on long-term debt	(538)	—	—	—	(538)
Repurchase of common stock	(8,540)				(8,540)
Proceeds from the exercise of stock options	3,112	—	—	—	3,112
Proceeds from the issuance of common stock under ESPP	1,446	—	—	—	1,446
Net change in intercompany obligations	35,245	(29,129)	(7,091)	975	—

Net cash provided by (used in) financing activities	88,365	(29,129)	(7,091)	975	53,120

Effect of exchange rate changes on cash and cash equivalents	403	—	—	—	403
Net increase (decrease) in cash and cash equivalents	2,347	(528)	2	—	1,821
Cash and cash equivalents at beginning of year	4,931	23,529	6	—	28,466

Cash and cash equivalents at end of year	$7,278	$23,001	$8	$—	$30,287

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2006
	Company	Non Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$73,871	$14,715	$(21,757)	$(1,553)	$65,276

Investing activities:
Additions to property and equipment	(10,840)	(8,385)	—	—	(19,225)
Proceeds from disposals of property and equipment	9,945	—	—	—	9,945
Acquisition of licenses and other assets	(11,472)	(3,583)	—	—	(15,055)

Net cash used in investing activities	(12,367)	(11,968)	—	—	(24,335)

Financing activities:
Payments on short-term debt	(7,700)	—	—	—	(7,700)
Payments on long-term debt	(9,321)	—	—	—	(9,321)
Repurchase of common stock	(25,339)	—	—	—	(25,339)
Proceeds from the exercise of stock options	3,112	—	—	—	3,112
Proceeds from the issuance of common stock under ESPP	1,664	—	—	—	1,664
Net change in intercompany obligations	(25,192)	1,919	21,720	1,553	—

Net cash (used in) provided by financing activities	(62,776)	1,919	21,720	1,553	(37,584)

Effect of exchange rate changes on cash and cash equivalents	(207)	—	—	—	(207)
Net (decrease) increase in cash and cash equivalents	(1,479)	4,666	(37)	—	3,150
Cash and cash equivalents at beginning of year	6,410	18,863	43	—	25,316

Cash and cash equivalents at end of year	$4,931	$23,529	$6	$—	$28,466

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Segment Data and Related Information

Reportable operating segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. As a result of the similarities in the procurement, marketing and distribution processes for all of the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive.

The Company’s operations are organized into the following reportable segments:

•

North America Fragrance — The North America Fragrance segment sells fragrances to department stores, mass retailers and wholesalers in the United States, Canada and Puerto Rico. This segment also sells the Company’s Elizabeth Arden products in prestige department stores in Canada and Puerto Rico, and to other selected retailers.

•

International — The International segment sells the Company’s portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 90 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

•

Other — The Other reportable segment sells the Company’s Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party.

The Company’s segment reporting has been revised. Prior to June 30, 2008, the Company reported its operations under one segment.

The Chief Executive evaluates segment profit based upon operating income, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in Note 1- “General Information and Summary of Significant Accounting Policies.” The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Chief Executive or included herein.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, and (iii) restructuring charges. Unallocated corporate expenses for fiscal 2008 include $27.0 million of expenses related to the Company’s license agreement for the Liz Claiborne fragrance brands, which became effective in June 2008, including product discontinuation charges of $7.4 million. The Company does not have intersegment sales.

(Amounts in Thousands)	Year Ended June 30,
	2008		2007	2006
Segment Net Sales:
North America Fragrance	$688,807		$695,983	$565,197
International	400,689		366,951	328,999
Other	54,799		64,542	60,354

Total	$1,144,295		$1,127,476	$954,550

Reconciliation:
Segment Net Sales	$1,144,295		$1,127,476	$954,550
Less:
Unallocated Sales Allowances	3,220		—	—

Net Sales	1,141,075		1,127,476	954,550

Segment Profit:
North America Fragrance	$116,855		$116,369	$101,439
International	16,997		21,623	20,999
Other	(3,450)		(1,088)	(8,119)

Total	$130,402		$136,904	$114,319

Reconciliation:
Segment Profit	$130,402		$136,904	$114,319
Less:
Depreciation and Amortization	24,768		24,518	22,109
Interest Expense	27,595		29,198	23,424
Debt Extinguishment	—		—	758
Unallocated Corporate Expenses	56,604	(1)	38,380	23,953

Income Before Income Taxes	$21,435		$44,808	$44,075

(1)	In May 2008, the Company entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. In connection with this new license, the Company discontinued certain brands and products. Amounts shown reflect $27.0 million of expenses, including $3.2 million of unallocated sales allowances, related to the Liz Claiborne license agreement.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended June 30, 2008, the Company sold its products in approximately 90 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland, and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See Item 1A – “Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 1.

	Year Ended June 30,
(Amounts in thousands)	2008	2007	2006
Net sales:
United States	$685,351	$706,510	$576,633
United Kingdom	85,710	71,482	68,487
Foreign (other than United Kingdom)	370,014	349,484	309,430

Total	$1,141,075	$1,127,476	$954,550

Classes of similar products (net sales):
Fragrance	$845,394	$851,051	$716,635
Skin care	217,628	200,631	168,962
Cosmetics	78,053	75,794	68,953

Total	$1,141,075	$1,127,476	$954,550

	June 30,
(Amounts in thousands)	2008	2007
Long-lived assets
United States(1)	$251,814	$248,134
Foreign(2)	27,123	25,448

Total	$278,937	$273,582

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is included in our Financial Statements in Item 8 under the heading Report of Management — Report on Internal Control Over Financial Reporting and is hereby incorporated by reference. The related report of our independent registered public accounting firm is also included in our Financial Statements in Item 8 under the heading Report of Independent Registered Public Accounting Firm.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Supplemental Code of Ethics for the Directors and Executive and Finance Officers that applies to our directors, our chief executive officer, our chief financial officer, and our other executive officers and finance officers. The full text of this Code of Ethics, as approved by our board of directors, is published on our website, at www.elizabetharden.com, under the section “Corporate Info — Investor Relations — Corporate Governance — Code of Ethics.” We intend to disclose future amendments to and waivers of the provisions of this Code of Ethics on our website.

The other information required by this item will be contained in the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be filed within 120 days after the close of our fiscal year ended June 30, 2008 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements — The consolidated financial statements, Report of Management and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 42 and included on pages 43 through 50.

	2.

Financial Statement Schedules –

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company’s Form 10-Q for the transition period from February 1, 2004 to June 30, 2004 (Commission File No. 1-6370)).

4.1	Indenture dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

10.1	Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 filed as part of the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

Exhibit Number	Description
10.3	Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

10.4	Third Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

10.5	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2005, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.8 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-6370)).

10.6	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2006, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.7 filed as part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No.1-6370)).

10.7	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of August 15, 2007, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.7 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.8	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2007, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.9	Eighth Amendment to Second Amended and Restated Credit Agreement dated as of July 21, 2008, among the company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated July 21, 2008 (Commission File No. 1-6370)).

10.10	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

10.11	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

Exhibit Number	Description
10.12	Asset Purchase Agreement dated August 11, 2006 between the Company and Sovereign Sales, LLC (incorporated herein by reference to Exhibit 10.22 filed as part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.13+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.14+	2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.15+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.16+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.17+	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 filed as part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.18+	Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.19+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.20+	Form of Incentive Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.21+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.22+	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.23+	Form of Restricted Stock Agreement for service-based restricted stock awards (one-year vesting) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.24+	Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

Exhibit Number		Description
10.25+		Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.26+		Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.27+		Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.28+		Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.29+		2005 Management Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.28 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.30+		2005 Performance Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.29 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.31+		Elizabeth Arden, Inc. Severance Policy (incorporated herein by reference to Exhibit 10.31 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.32+		Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

12.1	*	Ratio of earnings to fixed charges.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP.

24.1	*	Power of Attorney (included as part of the signatures page).

31.1	*	Section 302 Certification of Chief Executive Officer.

31.2	*	Section 302 Certification of Chief Financial Officer.

32	*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of September 2008.

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

Signature	Title	Date

/s/ E. SCOTT BEATTIE E. Scott Beattie	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2008

/s/ STEPHEN J. SMITH Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2008

/s/ FRED BERENS Fred Berens	Director	September 12, 2008

/s/ MAURA J. CLARK Maura J. Clark	Director	September 12, 2008

/s/ RICHARD C. W. MAURAN Richard C.W. Mauran	Director	September 12, 2008

/s/ WILLIAM M. TATHAM William M. Tatham	Director	September 12, 2008

/s/ J. W. NEVIL THOMAS J.W. Nevil Thomas	Director	September 12, 2008

/s/ PAUL F. WEST Paul F. West	Director	September 12, 2008

Exhibit Index

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.