Form 10-Q
period 2008-09-30
ELIZABETH ARDEN INC
filed 2008-11-07
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
    Non-accelerated filer    [  ]  (Do not check if a smaller reporting company)         Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2008

Common Stock, $.01 par value per share	28,816,854

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	September 30, 2008	June 30, 2008

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$27,518	$26,396
Accounts receivable, net	290,723	217,446
Inventories	458,711	408,563
Deferred income taxes	25,423	14,785
Prepaid expenses and other assets	29,180	24,607

Total current assets	831,555	691,797

Property and equipment, net	50,714	52,148
Exclusive brand licenses, trademarks and intangibles, net	220,785	221,253
Debt financing costs, net	5,539	4,952
Other assets	598	584

Total assets	$1,109,191	$970,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$229,500	$119,000
Accounts payable - trade	188,474	170,440
Other payables and accrued expenses	111,827	95,233
Current portion of long-term debt	1,205	1,261

Total current liabilities	531,006	385,934

Long-term Liabilities
Long-term debt, net	223,151	223,696
Deferred income taxes and other liabilities	20,267	24,503

Total long-term liabilities	243,418	248,199

Total liabilities	774,424	634,133

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 31,291,983 and 31,157,057 issued, respectively	313	312
Additional paid-in capital	282,776	280,973
Retained earnings	93,060	105,576
Treasury stock (2,475,129 shares at cost)	(45,768)	(45,768)
Accumulated other comprehensive income (loss)	4,386	(4,492)

Total shareholders' equity	334,767	336,601

Total liabilities and shareholders' equity	$1,109,191	$970,734

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2008	September 30, 2007

Net sales	$284,187	$271,789
Cost of sales (excludes depreciation of $1,111 and $960, respectively, included below)	177,773	165,408

Gross profit	106,414	106,381

Operating expenses:
Selling, general and administrative	109,388	92,472
Depreciation and amortization	6,339	5,954

Total operating expenses	115,727	98,426

(Loss) income from operations	(9,313)	7,955

Interest expense, net	6,575	7,488

(Loss) income before income taxes	(15,888)	467
(Benefit from) provision for income taxes	(3,372)	117

Net (loss) income	$(12,516)	$350

Net (loss) income per common share:
Basic	$(0.45)	$0.01

Diluted	$(0.45)	$0.01

Weighted average number of common shares:
Basic	27,866	27,883

Diluted	27,866	29,390

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance at July 1, 2008	31,157	$312	$280,973	$105,576	(2,475)	$(45,768)	$(4,492)	$336,601

Issuance of common stock upon exercise of stock options	33	--	423					423

Issuance of restricted stock, net of forfeitures	102	1	(1)					--

Amortization of share-based awards			1,381					1,381

Comprehensive loss:
Net loss				(12,516)				(12,516)

Foreign currency translation adjustments							(4,585)	(4,585)

Disclosure of reclassification amount, net of taxes (8% tax rate):
Unrealized hedging gain arising during the period							13,784	13,784
Reclassification adjustment for hedging gains included in net loss							(321)	(321)

Net unrealized cash flow hedging gain							13,463	13,463

Total comprehensive income (loss)				(12,516)			8,878	(3,638)

Balance at September 30, 2008	31,292	$313	$282,776	$93,060	(2,475)	$(45,768)	$4,386	$334,767

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2008	September 30, 2007

Operating Activities:
Net (loss) income	$(12,516)	$350
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,339	5,954
Amortization of senior note offering and credit facility costs	361	311
Amortization of share-based awards	1,381	1,599
Deferred income taxes	(7,193)	(3,367)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(73,277)	(60,306)
Increase in inventories	(50,147)	(69,839)
Increase in prepaid expenses and other assets	(981)	(2,354)
Increase in accounts payable	23,033	2,213
Increase in other payables, accrued expenses and other liabilities	22,249	7,980
Other	(3,788)	1,074

Net cash used in operating activities	(94,539)	(116,385)

Investing Activities:
Additions to property and equipment	(7,555)	(7,224)
Acquisition of other assets	(5,333)	(6,333)

Net cash used in investing activities	(12,888)	(13,557)

Financing Activities:
Proceeds from short-term debt	110,500	125,360
Payments on long-term debt	(629)	(601)
Proceeds from the exercise of stock options	423	1,693
Financing fees paid	(863)	--

Net cash provided by financing activities	109,431	126,452

Effect of exchange rate changes on cash and cash equivalents	(882)	355

Net increase (decrease) in cash and cash equivalents	1,122	(3,135)
Cash and cash equivalents at beginning of period	26,396	30,287

Cash and cash equivalents at end of period	$27,518	$27,152

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$11,397	$11,360

Income taxes paid during the period	$645	$175

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the "2008 Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2008 is derived from the financial statements included in the Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

          To conform to the presentation of the quarter ended September 30, 2008, certain reclassifications were made to the prior years' Consolidated Financial Statements and the accompanying footnotes.

NOTE 2.    COMPREHENSIVE INCOME (LOSS)

          The Company's accumulated other comprehensive income (loss) shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income (loss) were as follows:

(Amounts in thousands)	September 30, 2008	June 30, 2008

Cumulative foreign currency translation adjustments	$456	$5,041
Unrealized hedging gain (loss), net of taxes	3,930	(9,533)

Accumulated other comprehensive income (loss)	$4,386	$(4,492)

NOTE 3.    (LOSS) INCOME PER SHARE

          Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock. For the three months ended September 30, 2008, diluted loss per share equals basic loss per share, as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net (loss) income per share:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2008	September 30, 2007

Basic
Net (loss) income	$(12,516)	$350

Weighted average shares outstanding	27,866	27,883

Net (loss) income per basic share	$(0.45)	$0.01

Diluted
Net (loss) income	$(12,516)	$350

Weighted average shares outstanding	27,866	27,883

Potential common shares - treasury method (1)	--	1,507

Weighted average shares and potential dilutive shares	27,866	29,390

Net (loss) income per diluted share	$(0.45)	$0.01

(1)   For the three months ended September 30, 2008, 1,519,976 shares of potentially dilutive Common Stock were not included in the diluted income per share calculation because to do so would have been anti-dilutive.

          The following table shows the number of shares subject to option awards that were outstanding for the three months ended September 30, 2008 and 2007 that were not included in the diluted net (loss) income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended

	September 30, 2008	September 30, 2007

Number of shares	3,419,793	733,851

NOTE 4.    RESTRUCTURING CHARGES

          In fiscal 2007, the Company commenced a comprehensive review of its global business processes to re-engineer its extended supply chain, logistics and transaction processing systems. In May 2008, the Company announced a decision to accelerate the re-engineering of its extended supply chain functions as well as the realignment of other parts of its organization to better support its new business processes. This initiative includes a migration to a shared services model to simplify transaction processing by consolidating the Company's global transaction processing functions and the implementation of a new financial accounting and order processing system.

          As a result, the Company has implemented a plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures totaling approximately $12 to $14 million through June 30, 2010. Approximately $0.9 million of these expenses were incurred during the three months ended September 30, 2008 and approximately $2.0 million have been incurred cumulatively since the inception of this program. Additionally, unrelated to this plan, for the three months ended September 30, 2007, the Company incurred approximately $0.9 million of restructuring expenses related to the reorganization of certain of its departments.

          The restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statement of operations and as described in Note 14, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At September 30, 2008 and June 30, 2008, the Company had a restructuring liability of $0.3 million and $0.4 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    SHARE-BASED COMPENSATION

          At September 30, 2008, the Company had outstanding several share-based compensation plans. For the three months ended September 30, 2008 and 2007, the compensation cost charged against income and the tax benefit related to the compensation cost charged against income are presented below:

(Amounts in thousands)	Three Months Ended

	September 30, 2008	September 30, 2007

Share-based compensation cost	$1,381	$1,599

Tax benefit related to share-based compensation cost	$293	$401

          As of September 30, 2008, there were approximately $12.2 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's share-based compensation plans. Those costs are expected to be recognized over a weighted-average period of approximately 2.3 years.

Stock Options

          On August 18, 2008, the Company's Board of Directors (the "Board") granted to employees stock options for 294,600 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $18.88 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $7.10 per share based on the Black-Scholes option-pricing model as discussed below. The options expire ten years from the date of grant.

          The weighted-average grant date fair value of options granted during the three months ended September 30, 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Common Stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Three Months Ended
September 30, 2008

Expected dividend yield	0.00%
Expected price volatility	37.4%
Risk-free interest rate	3.17%
Expected life of options in years	5

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          A summary of stock option activity under the Company's share-based compensation plans for the three months ended September 30, 2008 is presented below:

Options	Common Stock Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at June 30, 2008	3,191,393	$16.59	5.2
New grants	294,600	$18.88
Exercised	(32,716)	$12.94
Forfeited or expired	(33,484)	$22.65

Outstanding at September 30, 2008	3,419,793	$16.76	5.4	$13,222,254

Exercisable at September 30, 2008	2,703,315	$15.87	4.4	$12,526,525

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying Common Stock exceeds the exercise price of the option.

          The total intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007, based upon the average market price during the period, was approximately $0.2 million and $1.3 million, respectively.

Restricted Common Stock

          On August 18, 2008, the Board granted to employees 117,800 shares of performance-based restricted stock and 121,133 shares of service-based restricted stock. All or part of the performance-based restricted stock will vest on a date that is two business days after the Company's financial results for fiscal 2011 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company's financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the three-year vesting period.

          A summary of the Company's restricted stock activity for the three months ended September 30, 2008, is presented below:

Restricted Stock	Common Stock Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2008	866,068	$19.34
Granted	238,933	$18.88
Vested	(66,691)	$18.25
Forfeited	(143,557)	$22.98

Non-vested at September 30, 2008	894,753	$18.78

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For the three months ended September 30, 2008 and 2007, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.1 million, respectively. The next purchase under the ESPP will be consummated on November 28, 2008.

NOTE 6.    NEW ACCOUNTING STANDARDS

Hierarchy of Generally Accepted Accounting Principles

          In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

Disclosures About Derivative Instruments and Hedging Activities

         In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for the Company in its fiscal quarter beginning January 1, 2009.  The Company is evaluating the impact of SFAS 161 on its consolidated financial statements.

Business Combinations

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for the Company on July 1, 2009. The Company is evaluating the impact of SFAS 141R on its consolidated financial statements.

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for the Company on July 1, 2008. For nonfinancial assets and nonfinancial liabilities, SFAS 157 will be effective for the Company on July 1, 2009. The adoption of SFAS 157 did not have a material impact on the Company's consolidated financial statements. See Note 12.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Fair Value Option for Financial Assets and Financial Liabilities

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available for select financial instruments and is irrevocable once applied. SFAS 159 was effective for the Company beginning July 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements, as the Company did not elect to use the fair value option.

Useful Life of Intangible Assets

          In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The Company is evaluating the impact, if any, of FSP 142-3 on its consolidated financial statements.

NOTE 7.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2008	June 30, 2008

Raw materials	$88,585	$94,500
Work in progress	30,434	40,195
Finished goods	339,692	273,868

Total	$458,711	$408,563

NOTE 8.    SHORT-TERM DEBT

          The Company has a revolving bank credit facility (the "Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In order to accommodate increased working capital requirements associated with the growth of the Company's business, on July 21, 2008, the Credit Facility was amended to increase its size from $250 million to $325 million, with a $25 million sub-limit for letters of credit. Under the terms of the Credit Facility, as amended by the July 2008 amendment, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The Credit Facility expires in December 2012.

          The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries and is collateralized by a first priority lien on all of the Company's U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company's inventory, as determined pursuant to the terms of the Credit Facility; provided, however, that pursuant to the terms of the July 2008 amendment, from August 15 to October 31 of each year the borrowing base is temporarily increased by $25 million. The Company's obligations under the Credit Facility rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three months ended September 30, 2008. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.00% higher. As of September 30, 2008, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For the three months ended September 30, 2008 and 2007, the weighted average annual interest rate on borrowings under the Credit Facility was 4.1% and 7.2%, respectively.

          As of September 30, 2008, the Company had $229.5 million in outstanding borrowings and approximately $4.7 million in letters of credit outstanding under the Credit Facility, compared with $119.0 million in outstanding borrowings and approximately $5.0 million in letters of credit under the Credit Facility at June 30, 2008. As of September 30, 2008, the Company had approximately $323.5 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $88.8 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2008	June 30, 2008

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(1,849)	(1,919)
Riviera Term Note	1,205	1,876

Total debt	224,356	224,957
Less: Current portion of long-term debt	1,205	1,261

Total long-term debt	$223,151	$223,696

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    COMMITMENTS AND CONTINGENCIES

          The Company is a party to a number of legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that the Company's cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, management of the Company believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company's business, prospects, results of operations, financial condition or cash flows.

           In connection with the June 2006 acquisition by the Company of certain assets of Riviera Concepts Inc. ("the Riviera Acquisition"), the Company recorded a contingent performance liability in the amount of $8.6 million. This contingent performance liability does not bear interest, is recorded in "other liabilities" on the Company's Consolidated Balance Sheet and is payable in annual installments beginning July 31, 2007 and ending on July 31, 2009, provided that certain net sales targets are achieved over the three-year period after the closing date on the licensed brands acquired in the Riviera Acquisition. If the targets for the first or second annual installments are not satisfied, such installments may still be payable, based on cumulative targets, in the subsequent year or years, as the case may be. The targets for the first and second installment due on July 31, 2007 and July 31, 2008, respectively, were not achieved. The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition.

           In connection with the August 2006 acquisition of certain assets comprising the fragrance business of Sovereign Sales LLC, $12 million of the purchase price was in the form of contingent consideration, the majority of which was to be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. The conditions for the first and second installments were satisfied, and the Company recognized a liability of $6.3 million and $5.3 million in the consolidated balance sheets at June 30, 2007 and June 30, 2008, respectively. Payment of the first installment was made in September 2007, and the second installment was paid in July 2008. The financial target for the final installment of $0.3 million has also been satisfied, and the final installment is scheduled to be paid in September 2009.

           As of September 30, 2008, the Company had notional amounts of 49.7 million Euros and 28.3 million British pounds under foreign currency contracts that expire between October 31, 2008 and June 30, 2009 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2008, the Company had notional amounts of 7.5 million Canadian dollars under foreign currency contracts that expire between October 31, 2008 and June 30, 2009 to reduce the exposure of the Company's Canadian subsidiary's cost of sales to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized gain, net of taxes, recognized during the three months ended September 30, 2008 from the settlement of these contracts was approximately $0.3 million, and the realized loss, net of taxes, recognized during the three months ended September 30, 2007 from the settlement of these contracts was approximately $0.7 million. At September 30, 2008, the unrealized gain associated with these contracts of approximately $3.9 million (net of taxes of $0.4 million) is included in accumulated other comprehensive income (loss).

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of September 30, 2008, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized from contracts in place during the three months ended September 30, 2008, was approximately $0.8 million. The realized loss, net of taxes, recognized from contracts in place during the three months ended September 30, 2007, was approximately $1.0 million.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    REPURCHASE OF COMMON STOCK

          On November 5, 2008, the Board authorized the Company to extend its existing $80 million common stock repurchase program through November 30, 2010. The common stock repurchase program was set to expire November 30, 2008. As of September 30, 2008, the Company had repurchased 2,273,038 shares of common stock on the open market under the stock repurchase program, at an average price of $18.18 per share, at a cost of $41.3 million, including sales commissions, leaving $38.7 million available for additional common stock repurchases under the program. The Company accounted for the acquisition of these shares under the treasury method. For the three months ended September 30, 2008, the Company did not repurchase any shares of common stock.

NOTE 12.    FAIR VALUE MEASUREMENTS

          The Company adopted SFAS 157 as of July 1, 2008, with the exception of the application of the statement to its long-lived nonfinancial assets, including goodwill and intangibles. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value into three broad levels as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -	Unobservable inputs based on the Company's own assumptions

          The following table presents the fair value hierarchy for those of the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008:

(Amounts in thousands)
Assets	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$--	$4,284	$--	$4,284

See Note 10 for a discussion of the Company's foreign currency contracts.

NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of September 30, 2008 and June 30, 2008, and for the three months ended September 30, 2008 and 2007, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of September 30, 2008

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$2,944	$24,556	$18	$--	$27,518
Accounts receivable, net	179,728	110,995	--	--	290,723
Inventories	332,606	126,105	--	--	458,711
Intercompany receivable	96,631	7,922	276,600	(381,153)	--
Deferred income taxes	21,487	3,936	--	--	25,423
Prepaid expenses and other assets	10,155	18,977	48	--	29,180

Total current assets	643,551	292,491	276,666	(381,153)	831,555

Property and equipment, net	34,321	16,393	--	--	50,714

Investment in subsidiaries	305,440	--	9,136	(314,576)	--
Exclusive brand licenses, trademarks and intangibles, net	60,869	7,248	152,668	--	220,785
Debt financing costs, net	5,539	--	--	--	5,539
Total other assets	12,253	135	11	(11,801)	598

Total assets	$1,061,973	$316,267	$438,481	$(707,530)	$1,109,191

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$229,500	$--	$--	$--	$229,500
Accounts payable - trade	165,711	22,763	--	--	188,474
Intercompany payable	23,600	126,620	251,876	(402,096)	--
Other payables and accrued expenses	70,909	40,744	168	6	111,827
Current portion of long-term debt	1,205	--	--	--	1,205

Total current liabilities	490,925	190,127	252,044	(402,090)	531,006

Long-term debt, net	223,151	--	--	--	223,151
Deferred income taxes and other liabilities	13,130	7,148	(11)	--	20,267

Total liabilities	727,206	197,275	252,033	(402,090)	774,424

Shareholders' Equity
Common stock	313	--	--	--	313
Additional paid-in capital	282,776	9,136	197,411	(206,547)	282,776
Retained earnings (accumulated deficit)	93,060	105,349	(10,963)	(94,386)	93,060
Treasury stock	(45,768)	--	--	--	(45,768)
Accumulated other comprehensive income	4,386	4,507	--	(4,507)	4,386

Total shareholders' equity	334,767	118,992	186,448	(305,440)	334,767

Total liabilities and shareholders' equity	$1,061,973	$316,267	$438,481	$(707,530)	$1,109,191

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$3,487	$22,801	$108	$--	$26,396
Accounts receivable, net	121,489	95,957	--	--	217,446
Inventories	310,912	97,651	--	--	408,563
Intercompany receivable	52,555	203,515	274,285	(530,355)	--
Deferred income taxes	15,186	(401)	--	--	14,785
Prepaid expenses and other assets	9,436	15,032	--	139	24,607

Total current assets	513,065	434,555	274,393	(530,216)	691,797

Property and equipment, net	34,269	17,879	--	--	52,148

Other Assets:
Investment in subsidiaries	295,404	--	9,136	(304,540)	--
Exclusive brand licenses, trademarks and intangibles, net	60,517	7,464	153,272	--	221,253
Debt financing costs, net	4,952	--	--	--	4,952
Other	12,235	(11,385)	11	(277)	584

Total other assets	373,108	(3,921)	162,419	(304,817)	226,789

Total assets	$920,442	$448,513	$436,812	$(835,033)	$970,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$119,000	$--	$--	$--	$119,000
Accounts payable - trade	147,971	22,469	--	--	170,440
Intercompany payable	35,288	263,445	240,573	(539,306)	--
Other payables and accrued expenses	47,352	47,770	81	30	95,233
Current portion of long-term debt	1,261	--	--	--	1,261

Total current liabilities	350,872	333,684	240,654	(539,276)	385,934

Long-term debt	223,696	--	--	--	223,696
Deferred income taxes and other liabilities	9,273	4,505	11,078	(353)	24,503

Total liabilities	583,841	338,189	251,732	(539,629)	634,133

Shareholders' Equity
Common stock	312	--	--	--	312
Additional paid-in capital	280,973	9,136	197,411	(206,547)	280,973
Retained earnings (accumulated deficit)	105,576	105,166	(12,331)	(92,835)	105,576
Treasury stock	(45,768)	--	--	--	(45,768)
Accumulated other comprehensive loss	(4,492)	(3,978)	--	3,978	(4,492)

Total shareholders' equity	336,601	110,324	185,080	(295,404)	336,601

Total liabilities and shareholders' equity	$920,442	$448,513	$436,812	$(835,033)	$970,734

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 30, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$177,137	$107,050	$3,344	$(3,344)	$284,187
Cost of sales	123,434	54,339	--	--	177,773

Gross profit	53,703	52,711	3,344	(3,344)	106,414

Selling, general and administrative costs	63,060	50,007	(335)	(3,344)	109,388
Depreciation and amortization	3,734	1,852	753	--	6,339

(Loss) income from operations	(13,091)	852	2,926	--	(9,313)
Other expense (income):
Interest expense (income)	6,557	320	(302)	--	6,575
Other	(2,424)	571	1,086	767	--

(Loss) income before income taxes	(17,224)	(39)	2,142	(767)	(15,888)
(Benefit from) provision for income taxes	(4,708)	562	774	--	(3,372)

Net (loss) income	$(12,516)	$(601)	$1,368	$(767)	$(12,516)

Statement of Operations	Three Months Ended September 30, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$168,671	$103,118	$3,584	$(3,584)	$271,789
Cost of sales	118,017	47,391	--	--	165,408

Gross profit	50,654	55,727	3,584	(3,584)	106,381

Selling, general and administrative costs	49,289	47,071	(304)	(3,584)	92,472
Depreciation and amortization	3,466	1,748	740	--	5,954

(Loss) income from operations	(2,101)	6,908	3,148	--	7,955
Other expense (income):
Interest expense (income)	7,499	402	(413)	--	7,488
Other	(8,169)	(450)	1,186	7,433	--

(Loss) income before income taxes	(1,431)	6,956	2,375	(7,433)	467
(Benefit from) provision for income taxes	(1,781)	1,039	859		117

Net income	$350	$5,917	$1,516	$(7,433)	$350

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows	Three Months Ended September 30, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(54,669)	$(44,722)	$2,784	$2,068	$(94,539)

Investing activities:
Additions to property and equipment	(6,814)	(741)	--	--	(7,555)
Acquisition of other assets	(5,333)	--	--	--	(5,333)

Net cash used in investing activities	(12,147)	(741)	--	--	(12,888)

Financing activities:
Proceeds from short-term debt	110,500	--	--	--	110,500
Payments on long-term debt	(629)	--	--	--	(629)
Proceeds from the exercise of stock options	423	--	--	--	423
Financing fees paid	(863)	--	--	--	(863)
Net change in intercompany obligations	(42,276)	47,218	(2,874)	(2,068)	--

Net cash provided by (used in) financing activities	67,155	47,218	(2,874)	(2,068)	109,431

Effect of exchange rate changes on cash and cash equivalents	(882)	--	--	--	(882)
Net (decrease) increase in cash and cash equivalents	(543)	1,755	(90)	--	1,122
Cash and cash equivalents at beginning of period	3,487	22,801	108	--	26,396

Cash and cash equivalents at end of period	$2,944	$24,556	$18	$--	$27,518

Statement of Cash Flows	Three Months Ended September 30, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(95,875)	$(22,914)	$3,170	$(766)	$(116,385)

Investing activities:
Additions to property and equipment	(5,747)	(1,477)	--	--	(7,224)
Acquisition of other assets	(6,333)	--	--	--	(6,333)

Net cash used in investing activities	(12,080)	(1,477)	--	--	(13,557)

Financing activities:
Proceeds from short-term debt	125,360	--	--	--	125,360
Payments on long-term debt	(601)	--	--	--	(601)
Proceeds from the exercise of stock options	1,693	--	--	--	1,693
Net change in intercompany obligations	(22,059)	24,115	(2,822)	766	--

Net cash provided by (used in) financing activities	104,393	24,115	(2,822)	766	126,452

Effect of exchange rate changes on cash and cash equivalents	355	--	--	--	355
Net (decrease) increase in cash and cash equivalents	(3,207)	(276)	348	--	(3,135)
Cash and cash equivalents at beginning of period	7,278	23,001	8	--	30,287

Cash and cash equivalents at end of period	$4,071	$22,725	$356	$--	$27,152

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    Segment Data and Related Information

          Reportable operating segments, as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. As a result of the similarities in the procurement, marketing and distribution processes for all of the Company's products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive.

          The Company's operations are organized into the following reportable segments:

—

North America Fragrance - The North America Fragrance segment sells the Company's portfolio of owned, licensed and distributed fragrance brands to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico. This segment also sells the Company's Elizabeth Arden products in prestige department stores in Canada and Puerto Rico and to other selected retailers.

—

International - The International segment sells the Company's portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 90 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

—

Other - The Other reportable segment sells the Company's Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party.

          Prior to June 30, 2008, the Company reported its operations under one segment. Effective June 30, 2008, the Company changed its segment reporting and, accordingly, amounts shown for the quarter ended September 30, 2007, have been revised to conform to the current period presentation.

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2008 Annual Report under Note 1 - "General Information and Summary of Significant Accounting Policies." The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

          Segment profit excludes depreciation and amortization, interest expense and unallocated corporate expenses, which are shown in the table below reconciling segment profit to consolidated net (loss) income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, and (iii) restructuring charges. Unallocated corporate expenses for the three months ended September 30, 2008, include $19.1 million of expenses ($15.4 million of which did not require the use of cash in the current period) related to the Company's recent Liz Claiborne license agreement, due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. The Company does not have intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of our net sales and segment profit by reportable segment for the three months ended September 30, 2008 and 2007:

(Amounts in thousands)	Three Months Ended

	September 30, 2008	September 30, 2007

Segment Net Sales:
North America Fragrance	$177,560	$162,858
International	94,426	93,795
Other	12,201	15,136

Total	$284,187	$271,789

Segment Profit:
North America Fragrance	$31,899	$20,512
International	(6,588)	4,229
Other	(880)	(999)

Total	$24,431	$23,742

Reconciliation:
Segment Profit	$24,431	$23,742
Less:
Depreciation and Amortization	6,339	5,954
Interest expense	6,575	7,488
Unallocated Corporate Expenses	27,405 (1)	9,833

(Loss) Income Before Income Taxes	$(15,888)	$467

(1)   In May 2008, the Company entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown reflect $19.1 million of expenses ($15.4 million of which did not require the use of cash in the current period) related to the Liz Claiborne license agreement, due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

Overview

          We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, and Elizabeth Arden Mediterranean; the Elizabeth Arden skin care brands: Ceramide, Intervene and PREVAGE®; and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our prestige fragrance portfolio also includes the following celebrity, lifestyle and designer fragrances:

Celebrity Fragrances	Elizabeth Taylor's White Diamonds and Passion, curious Britney Spears, fantasy Britney Spears and Britney Spears believe, with Love...Hilary Duff, Danielle by Danielle Steel, M by Mariah Carey, Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, Lucky, PS Fine Cologne for Men, Design and White Shoulders

Designer Fragrances	Juicy Couture, Badgley Mischka, Rocawear, Alberta Ferretti, Alfred Sung, Nannette Lepore, Geoffrey Beene, Halston, Bob Mackie, and GANT

          In addition to our owned and licensed fragrance brands, we distribute over 400 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

          Our business strategy is to increase net sales, operating margins and earnings by (a) growing the sales of our existing brand portfolio, including the Elizabeth Arden brand, through new product innovation and targeting additional demographics and geographic markets, (b) acquiring prestige beauty brands through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in the U.S., and (d) implementing initiatives to improve our cost structure and working capital efficiencies. We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable and operating cash flow). We encounter a variety of challenges that may affect our business and that should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2008 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

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

          During fiscal 2009, we expect to incur transition expenses relating to the Liz Claiborne license agreement of approximately $3.5 to $4.5 million, before taxes, of which $3.7 million were recorded during the quarter ended September 30, 2008. In addition, we anticipate that our gross margins for the first half of fiscal 2009 will be impacted by expenses relating to Liz Claiborne inventory that we purchased at a higher cost prior to the effective date of the license agreement. We expect this charge to be approximately $19.0 million, before taxes, $15.4 million of which was recorded but did not require the use of cash during the quarter ended September 30, 2008.

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

          As a result of the acceleration of the re-engineering of our extended supply chain functions and the implementation of the Oracle financial accounting and order processing system, we are implementing a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We expect these expenses to be incurred primarily in fiscal years 2009 and 2010 and currently estimate that they will total $12.0 million to $14.0 million before taxes, of which $2.0 million has been incurred to date and $1.1 million was incurred during the quarter ended September 30, 2008.

Seasonality

          Our operations have historically been seasonal, with higher sales generally occurring in the first half of the fiscal year (July through December) as a result of increased demand by retailers in anticipation of, and during, the holiday season. During the fiscal year ended June 30, 2008, approximately 61% of our net sales were made during the first half of the fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

          We experience seasonality in our working capital, with peak inventory levels normally from July to October and peak receivable balances normally from September to December. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of December, January, February of each year, cash is normally generated as customer payments on holiday season orders are received.

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2008, other than the adoption of Statement of Financial Accounting Standards No.157, Fair Value Measurements, as described below, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for us on July 1, 2008. For nonfinancial assets and nonfinancial liabilities, SFAS 157 will be effective for us on July 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2008 and September 30, 2007. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended

	September 30, 2008		September 30, 2007

Net sales	$284,187	100.0%	$271,789	100.0%
Cost of sales	177,773	62.6	165,408	60.9
Gross profit	106,414	37.4	106,381	39.1
Selling, general and administrative expenses	109,388	38.5	92,472	34.0
Depreciation and amortization	6,339	2.2	5,954	2.2
(Loss) income from operations	(9,313)	(3.3)	7,955	2.9
Interest expense, net	6,575	2.3	7,488	2.8
(Loss) income before income taxes	(15,888)	(5.6)	467	0.0
(Benefit from) provision for income taxes	(3,372)	(1.2)	117	0.0
Net (loss) income	(12,516)	(4.4)	350	0.0

Other data
EBITDA and EBITDA margin (1) (2)	$(2,974)	(1.0)%	$13,909	5.1%

(1)   For a definition of EBITDA and a reconciliation of net (loss) income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007. EBITDA margin represents EBITDA divided by net sales.

(2)   The three months ended September 30, 2008 include $19.1 million of expenses ($15.4 million of which did not require the use of cash) related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses, and $1.1 million of expenses related to our Global Efficiency Re-engineering initiative and restructuring expenses. The three months ended September 30, 2007 include $0.9 million of restructuring expenses. For the three months ended September 30, 2008 and 2007, these expenses reduced EBITDA margin by 7.1% and 0.4%, respectively.

          Our operations are organized into the following reportable segments:

—

North America Fragrance - Our North America Fragrance segment sells our portfolio of owned, licensed and distributed fragrance brands to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico. This segment also sells our Elizabeth Arden products in prestige department stores in Canada and Puerto Rico and to other selected retailers.

—

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 90 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

—

Other - The Other reportable segment sells our Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party.

          Our segment reporting has been revised in accordance with the FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to June 30, 2008, we reported our operations under one reporting segment. Effective June 30, 2008, we changed our segment reporting and, accordingly, amounts shown for the quarter ended September 30, 2007, have been revised to conform to the current period presentation. See Note 14 to the Notes to Unaudited Consolidated Financial Statements.

          Segment profit excludes depreciation and amortization, interest expense and unallocated corporate expenses, which are shown in the table below reconciling segment profit to consolidated (loss) income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, and (iii) restructuring charges. Unallocated corporate expenses for the three months ended September 30, 2008, include $19.1 million of expenses ($15.4 million of which did not require the use of cash in the current period) related to our recent Liz Claiborne license agreement due to inventory that we purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. We do not have intersegment sales.

          The following table is a comparative summary of our net sales and segment profit by reportable segment for the three months ended September 30, 2008 and 2007 and reflects the basis of presentation described in Note 14 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended

	September 30, 2008	September 30, 2007

Segment Net Sales:
North America Fragrance	$177,560	$162,858
International	94,426	93,795
Other	12,201	15,136

Total	$284,187	$271,789

Segment Profit:
North America Fragrance	$31,899	$20,512
International	(6,588)	4,229
Other	(880)	(999)

Total	$24,431	$23,742

Reconciliation:
Segment Profit	$24,431	$23,742
Less:
Depreciation and Amortization	6,339	5,954
Interest expense	6,575	7,488
Unallocated Corporate Expenses	27,405 (1)	9,833

(Loss) Income Before Income Taxes	$(15,888)	$467

(1)   In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown reflect $19.1 million of expenses ($15.4 million of which did not require the use of cash in the current period) related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

          Net Sales.    Net sales increased 4.6%, or $12.4 million, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The higher net sales are primarily due to (i) $23.5 million of increased sales of the Liz Claiborne fragrance brands that we distributed in the prior year period, and of the Mariah Carey and Usher fragrance brands, (ii) $10.9 million of sales of fragrances launched since the prior year period, including the Juicy Couture fragrances, Viva La Juicy and Dirty English and the 9IX Rocawear fragrance, and (iii) $2.9 million of increased sales of skin care products. These increases were partially offset by a decline in sales of distributed and certain owned or licensed fragrance brands. Pricing changes and foreign currency translation had an immaterial effect on net sales.

North America Fragrance

          Net sales increased by 9.0%, or $14.7 million. The higher net sales were primarily due to (i) $21.8 million of increased sales of the Liz Claiborne, Mariah Carey and Usher fragrance brands, (ii) $10.1 million of sales resulting from sales of fragrances launched since the prior year period, including the Juicy Couture fragrances, Viva La Juicy and Dirty English and the 9IX Rocawear fragrance, and (iii) $2.4 million of increased sales of skin care products. This increase was partially offset by a decline in sales of distributed and certain owned or licensed fragrance brands.

International

          Net sales increased by 0.7%, or $0.6 million. Higher fragrance sales in our travel retail business and higher skin care product sales in China were mostly offset by lower fragrance sales in Europe, particularly in the United Kingdom, and in Australia. Excluding the unfavorable impact of foreign currency translation, International net sales increased 1.3%.

         Gross Margin.    For the three months ended September 30, 2008 and 2007, gross margins were 37.4% and 39.1%, respectively. The lower gross margin in the current year period is primarily due to $16.4 million of charges ($15.4 million of which did not require the use of cash) incurred in the three months ended September 30, 2008, related to the high cost Liz Claiborne inventory purchased prior to the June 2008 effective date of the recent Liz Claiborne license agreement and Liz Claiborne-related transition expenses, partially offset by current period sales of the Liz Claiborne fragrance brands that are now licensed brands. Our owned and licensed brands carry higher gross margins than our distributed brands. Prior to the effectiveness of the Liz Claiborne license agreement, sales of the Liz Claiborne fragrance brands were recorded as distributed brand sales.

          SG&A.    Selling, general and administrative expenses increased 18.3%, or $16.9 million, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase was principally due to higher advertising, promotional and royalty costs of $10.9 million and transition expenses of $2.7 million related to the recently licensed Liz Claiborne fragrance brands. We also incurred costs of $1.1 million related to our Global Efficiency Re-engineering initiative and restructuring expenses, which mostly offset prior period restructuring expenses.

Segment Profit

North America Fragrance

          Segment profit increased 55.5%, or $11.4 million, primarily due to the higher sales volumes and improved gross margins attributed to the recently licensed Liz Claiborne fragrance brands, which carry higher gross margins than our distributed fragrance brands. These increases were partially offset by $8.4 million of higher advertising, promotional and royalty costs to support the Liz Claiborne fragrance brands and the 9IX Rocawear fragrance launch.

International

          Segment profit decreased $10.8 million, primarily due to lower gross margins mostly related to customer mix particularly in the United Kingdom and Australia, as well as higher distribution and freight costs. Also contributing to the decrease were increased sales overhead costs and the unfavorable impact of foreign currency translation.

          Interest Expense.    Interest expense, net of interest income, decreased 12.2%, or $1.0 million, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The decrease is due to lower interest rates under our revolving bank credit facility, partially offset by higher average borrowings under such credit facility.

          (Benefit from) Provision for Income Taxes.    A benefit from income taxes of $3.4 million was recorded for the three months ended September 30, 2008, compared to a provision for income taxes of $0.1 million for the three months ended September 30, 2007 primarily due to lower income from operations, which was mainly driven by the high cost inventory charges and transition expenses related to the Liz Claiborne license agreement. The estimated annual effective tax rate calculated as a percentage of income before income taxes used for the three months ended September 30, 2008 was 21.2%, compared to 24.9% for the three months ended September 30, 2007. The decrease in the estimated annual effective tax rate is mainly due to anticipated changes in earnings contributions from our worldwide affiliates as our worldwide affiliates generally have lower tax rates than our U.S. operations.

          Net (Loss) Income.    Net loss for the three months ended September 30, 2008 was approximately $12.5 million compared to net income of $0.4 million for the three months ended September 30, 2007. The decrease in net income was mainly driven by $19.1 million of high cost inventory charges and transition expenses related to the recent Liz Claiborne license agreement.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $16.9 million, to ($3.0) million for the three months ended September 30, 2008 compared to $13.9 million for the three months ended September 30, 2007. The decrease in EBITDA was primarily the result of $19.1 million of high cost inventory charges and transition expenses related to the Liz Claiborne license agreement as discussed above.

          The following is a reconciliation of net (loss) income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2008	September 30, 2007

Net (loss) income	$(12,516)	$350
Plus:
(Benefit from) provision for income taxes	(3,372)	117
Interest expense, net	6,575	7,488
Depreciation and amortization	6,339	5,954

EBITDA	$(2,974)	$13,909

Liquidity and Capital Resources

(Amounts in thousands)	Three Months Ended

	September 30, 2008	September 30, 2007

Net cash used in operating activities	$(94,539)	$(116,385)
Net cash used in investing activities	(12,888)	(13,557)
Net cash provided by financing activities	109,431	126,452
Net increase (decrease) in cash and cash equivalents	1,122	(3,135)

          Cash Flows.    For the three months ended September 30, 2008, net cash used in operating activities was $94.5 million, as compared to $116.4 million of net cash used in operating activities for the three months ended September 30, 2007. This decrease in cash used in operating activities was primarily due to (i) inventory purchases made in June 2008 in connection with the Liz Claiborne license agreement that resulted in reduced inventory purchases in the quarter ended September 30, 2008, (ii) an increase in accounts payable for the three months ended September 30, 2008 mostly due to higher expenses to support the Liz Claiborne fragrance brands and the timing of payments to vendors, and (iii) management incentive costs related to the year ended June 30, 2007 that were paid during the three months ended September 30, 2007.

          For the three months ended September 30, 2008, net cash used in investing activities of $12.9 million was comprised of $7.6 million of capital expenditures and the $5.3 million payment of the second installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC. For the three months ended September 30, 2007, net cash used in investing activities of $13.6 million was comprised of $7.2 million of capital expenditures and the $6.4 million payment of the first installment of such contingent consideration. The remaining contingent consideration of $0.3 million is expected to be paid in September 2009.

          For the three months ended September 30, 2008, net cash provided by financing activities was $109.4 million, as compared to $126.5 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, borrowings under our credit facility increased by $110.5 million to $229.5 million at September 30, 2008. During the three months ended September 30, 2007, borrowings under our credit facility increased by $125.4 million to $223.0 million at September 30, 2007.

          Interest paid during the three months ended September 30, 2008, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $1.8 million of interest paid on the borrowings under our credit facility. Interest paid during the three months ended September 30, 2007, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $2.6 million of interest paid on the borrowings under our credit facility.

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

          We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In order to accommodate the increased working capital requirements associated with the growth of our business, on July 21, 2008, the credit facility was amended to increase its size from $250 million to $325 million, with a $25 million sub-limit for letters of credit. Under the terms of the credit facility, as amended by the July 2008 amendment, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility expires in December 2012.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the three months ended September 30, 2008. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. As of September 30, 2008, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the three months ended September 30, 2008 and 2007, the weighted average annual interest rate on borrowings under our credit facility was 4.1% and 7.2%, respectively.

          As of September 30, 2008, we had (i) $229.5 million in borrowings and $4.7 million in letters of credit outstanding under the credit facility, (ii) $323.5 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $88.8 million.

          As of September 30, 2008, we had outstanding $225 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. See Note 8 to the Notes to Unaudited Consolidated Financial Statements. The indentures pursuant to which the 7 3/4% senior subordinated notes were issued provide that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indentures generally permit us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indentures generally limit our ability to create liens, merge or transfer or sell assets. The indentures also provide that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indentures).

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

          Repurchases of Common Stock.    On November 5, 2008, our board of directors authorized us to extend our existing $80 million common stock repurchase program through November 30, 2010. The common stock repurchase program was set to expire November 30, 2008. As of September 30, 2008, we had repurchased 2,273,038 shares of common stock on the open market under the stock repurchase program, at an average price of $18.18 per share, at a cost of $41.3 million, including sales commissions, leaving $38.7 million available for additional common stock repurchases under the program. The acquisition of these shares by us was accounted for under the treasury method. For the three months ended September 30, 2008, we did not repurchase any shares of Common Stock.

New Accounting Standards

Hierarchy of Generally Accepted Accounting Principles

          In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. This statement will not have an impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for us in our fiscal quarter beginning January 1, 2009. We are evaluating the impact of SFAS 161 on our consolidated financial statements.

Business Combinations

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for us on July 1, 2009. We are evaluating the impact of SFAS 141R on our consolidated financial statements.

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for us on July 1, 2008. For nonfinancial assets and nonfinancial liabilities, SFAS 157 will be effective for us on July 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

The Fair Value Option for Financial Assets and Financial Liabilities

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This option is only available for select financial instruments and is irrevocable once applied. SFAS 159 became effective for us beginning July 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as we did not elect to use the fair value option.

Useful Life of Intangible Assets

          In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. We are evaluating the impact, if any, of FSP 142-3 on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008:

*

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

*	our reliance on third-party manufacturers for substantially all of our owned and licensed products and our absence of contracts with suppliers;
*

delays in shipments, inventory shortages and higher costs of production due to the loss of or disruption in our distribution facilities or at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for our products;

*

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact consumer confidence and demand, such as the current economic downturn;

*	our ability to protect our intellectual property rights;
*	the success, or changes in the timing or scope of, our new product launches, advertising and merchandising programs;
*	the quality, safety and efficacy of our products;
*	the impact of competitive products and pricing;
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

*	our level of indebtedness, debt service obligations and restrictive covenants in our revolving credit facility and the indenture for our 7 3/4% senior subordinated notes;
*	changes in product mix to less profitable products;
*	the retention and availability of key personnel;
*

changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations or accounting standards or critical accounting estimates;

*	the success of, and costs associated with, our Global Efficiency Re-engineering initiative and related restructuring plan; and
*	other unanticipated risks and uncertainties.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2008, we had approximately $229.5 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the three months ended September 30, 2008, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2008 would have increased or decreased by approximately $0.9 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three months ended September 30, 2008, we derived approximately 37.7% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our results of operations and cash flows used to fund working capital. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in accumulated other comprehensive income (loss) in our consolidated balance sheets.

          As of September 30, 2008, we had notional amounts of 49.7 million Euros and 28.3 million British pounds under foreign currency contracts that expire between October 31, 2008 and June 30, 2009 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2008, we had notional amounts of 7.5 million Canadian dollars under foreign currency contracts that expire between October 31, 2008 and June 30, 2009 to reduce the exposure of our Canadian subsidiary's cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized gain, net of taxes, recognized during the three months ended September 30, 2008 from the settlements of contracts, was approximately $0.3 million. At September 30, 2008, the unrealized gain, net of taxes, associated with these contracts of approximately $3.9 million, is included in accumulated other comprehensive income (loss) in our consolidated balance sheets.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of September 30, 2008, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three months ended September 30, 2008 was approximately $0.8 million.

          We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

          The Company's Chairman, President and Chief Executive Officer and the Company's Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are functioning effectively.

          There have been no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. There has been no material change in our risk factors from those previously discussed in that Annual Report on Form 10-K.

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

10.9

Eighth Amendment to Second Amended and Restated Credit Agreement dated as of July 21, 2008, among the company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated July 21, 2008 (Commission File No. 1-6370)).

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

10.30 +	Elizabeth Arden, Inc. Severance Policy (incorporated herein by reference to Exhibit 10.31 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: November 7, 2008	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.