Form 10-Q
period 2008-12-31
ELIZABETH ARDEN INC
filed 2009-02-09
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
    Non-accelerated filer    [  ]  (Do not check if a smaller reporting company)         Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 5, 2009

Common Stock, $.01 par value per share	28,661,602

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	December 31, 2008	June 30, 2008

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$29,136	$26,396
Accounts receivable, net	236,067	217,446
Inventories	390,500	408,563
Deferred income taxes	18,641	14,785
Prepaid expenses and other assets	34,561	24,607

Total current assets	708,905	691,797

Property and equipment, net	52,011	52,148
Exclusive brand licenses, trademarks and intangibles, net	219,440	221,253
Debt financing costs, net	5,282	4,952
Other assets	614	584

Total assets	$986,252	$970,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$145,650	$119,000
Accounts payable - trade	147,556	170,440
Other payables and accrued expenses	106,835	94,361
Current portion of long-term debt	1,035	1,261

Total current liabilities	401,076	385,062

Long-term Liabilities
Long-term debt, net	223,221	223,696
Deferred income taxes and other liabilities	17,103	25,375

Total long-term liabilities	240,324	249,071

Total liabilities	641,400	634,133

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 31,353,999 and 31,157,057 issued, respectively	314	312
Additional paid-in capital	283,053	280,973
Retained earnings	106,726	105,576
Treasury stock (2,488,329 and 2,475,129 shares at cost, respectively)	(45,914)	(45,768)
Accumulated other comprehensive income (loss)	673	(4,492)

Total shareholders' equity	344,852	336,601

Total liabilities and shareholders' equity	$986,252	$970,734

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Net sales	$370,005	$422,444	$654,193	$694,232
Cost of sales (excludes depreciation of $1,137 $1,061, $2,248 and $2,020 respectively, included below)	218,393	243,584	396,167	408,992

Gross profit	151,612	178,860	258,026	285,240

Operating expenses:
Selling, general and administrative	120,338	119,361	229,725	211,833
Depreciation and amortization	6,474	6,210	12,814	12,164

Total operating expenses	126,812	125,571	242,539	223,997

Income from operations	24,800	53,289	15,487	61,243

Interest expense, net	7,026	8,266	13,601	15,754

Income before income taxes	17,774	45,023	1,886	45,489
Provision for income taxes	4,108	11,224	736	11,340

Net income	$13,666	$33,799	$1,150	$34,149

Net income per common share:
Basic	$0.49	$1.20	$0.04	$1.22

Diluted	$0.48	$1.15	$0.04	$1.16

Weighted average number of common shares:
Basic	27,980	28,061	27,951	27,992

Diluted	28,648	29,494	28,778	29,464

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance at July 1, 2008	31,157	$312	$280,973	$105,576	(2,475)	$(45,768)	$(4,492)	$336,601

Issuance of common stock upon exercise of stock options	40	--	510	--		--	--	510

Issuance of common stock for employee stock purchase plan	56	1	670	--		--	--	671

Issuance of restricted stock, net of forfeitures	101	1	(1)	--		--	--	--

Amortization of share-based awards	--	--	901	--		--	--	901

Repurchase of common stock					(13)	(146)	--	(146)

Comprehensive income:
Net income	--	--	--	1,150		--	--	1,150

Foreign currency translation adjustments	--	--	--	--		--	(10,043)	(10,043)

Disclosure of reclassification amount, net of taxes (8% tax rate):	--	--	--	--		--	--	--
Unrealized hedging gain arising during the period	--	--	--	--		--	20,741	20,741
Reclassification adjustment for hedging gains included in net income	--	--	--	--		--	(5,533)	(5,533)

Net unrealized cash flow hedging gain	--	--	--	--		--	15,208	15,208

Total comprehensive income	--	--	--	1,150		--	5,165	6,315

Balance at December 31, 2008	31,354	$314	$283,053	$106,726	(2,488)	$(45,914)	$673	$344,852

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31, 2008	December 31, 2007

Operating Activities:
Net income	$1,150	$34,149
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,814	12,164
Amortization of senior note offering and credit facility costs	719	611
Amortization of share-based awards	901	3,712
Deferred income taxes	(4,922)	3,779
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(18,622)	(83,396)
Decrease in inventories	18,063	39,036
Increase in prepaid expenses and other assets	(7,930)	(2,470)
Decrease in accounts payable	(17,886)	(54,683)
Increase in other payables, accrued expenses and other liabilities	21,981	29,995
Other	(8,359)	1,344

Net cash used in operating activities	(2,091)	(15,759)

Investing Activities:
Additions to property and equipment	(12,839)	(12,423)
Acquisition of other assets	(5,333)	(6,378)

Net cash used in investing activities	(18,172)	(18,801)

Financing Activities:
Proceeds from short-term debt	26,650	26,810
Payments on long-term debt	(629)	(601)
Payments under capital lease obligations	(1,253)	--
Proceeds from the exercise of stock options	510	2,054
Proceeds from the issuance of new common stock under the employee stock purchase plan	671	837
Repurchase of common stock	(146)	(415)
Financing fees paid	(863)	--

Net cash provided by financing activities	24,940	28,685

Effect of exchange rate changes on cash and cash equivalents	(1,937)	280

Net increase (decrease) in cash and cash equivalents	2,740	(5,595)
Cash and cash equivalents at beginning of period	26,396	30,287

Cash and cash equivalents at end of period	$29,136	$24,692

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$14,019	$15,604

Income taxes paid during the period	$766	$4,351

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

          The consolidated balance sheet of the Company as of June 30, 2008 is derived from the financial statements included in the 2008 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

          To conform to the presentation of the quarter ended December 31, 2008, certain reclassifications were made to the prior years' Consolidated Financial Statements and the accompanying footnotes.

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

          The Company's accumulated other comprehensive income (loss) shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income (loss) were as follows:

(Amounts in thousands)	December 31, 2008	June 30, 2008

Cumulative foreign currency translation adjustments	$(5,002)	$5,041
Unrealized hedging gain (loss), net of taxes	5,675	(9,533)

Accumulated other comprehensive income (loss)	$673	$(4,492)

NOTE 3.   INCOME PER SHARE

          Basic income per share is computed by dividing the net income by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Basic
Net income	$13,666	$33,799	$1,150	$34,149

Weighted average shares outstanding	27,980	28,061	27,951	27,992

Net income per basic share	$0.49	$1.20	$0.04	$1.22

Diluted
Net income	$13,666	$33,799	$1,150	$34,149

Weighted average shares outstanding	27,980	28,061	27,951	27,992

Potential common shares - treasury method	668	1,433	827	1,472

Weighted average shares and potential dilutive common shares	28,648	29,494	28,778	29,464

Net income per diluted share	$0.48	$1.15	$0.04	$1.16

          The following table shows the number of shares subject to option awards that were outstanding for the three and six months ended December 31, 2008 and 2007 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Number of shares	1,900,844	383,150	1,566,876	540,850

NOTE 4.    RESTRUCTURING CHARGES

          In fiscal 2007, the Company commenced a comprehensive review of its global business processes to re-engineer its extended supply chain, logistics and transaction processing systems. In May 2008, the Company announced a decision to accelerate the re-engineering of its extended supply chain functions as well as the realignment of other parts of its organization to better support its new business processes. This initiative includes a migration to a shared services model to simplify transaction processing by consolidating the Company's global transaction processing functions and the implementation of a new financial accounting and order processing system. The Company refers to this initiative as the Global Efficiency Re-engineering initiative.

          As a result, the Company has implemented a plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures totaling approximately $12 to $14 million through June 30, 2010. Approximately $0.3 million and $1.2 million of these expenses were incurred during the three and six months ended December 31, 2008, respectively, and approximately $1.9 million have been incurred cumulatively since the inception of this program. Additionally, unrelated to this plan, for the six months ended December 31, 2008 and 2007, the Company incurred approximately $0.9 million of restructuring expenses related to the reorganization of certain of its departments. No restructuring expenses were incurred during the three months ended December 31, 2007. Amounts paid during the three and six months ended December 31, 2008 were $0.6 million and $1.7 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statement of operations and, as described in Note 14, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At December 31, 2008 and June 30, 2008, the Company had a restructuring liability of $0.8 million and $0.4 million, respectively.

NOTE 5.    SHARE-BASED COMPENSATION

          At December 31, 2008, the Company had outstanding several share-based compensation plans. For the three and six months ended December 31, 2008 and 2007, the compensation cost charged against income and the tax benefit related to the compensation cost charged against income are presented below:

(Amounts in thousands)	Three Months Ended			Six Months Ended

	December 31,		December 31,	December 31,		December 31,
	2008		2007	2008		2007

Share-based compensation cost	$(480)	(1)	$2,113	$901	(1)	$3,712

Tax (provision) benefit related to share-based compensation cost	$(187)		$526	$352		$924

(1)   Reflects $2.0 million of share-based compensation cost previously recognized which was reversed in the three months ended December 31, 2008, relating to August 2006 and August 2007 performance based restricted stock grants whose vesting is not probable.

          As of December 31, 2008, there were approximately $9.5 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's share-based compensation plans. Those costs are expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Options

          On November 12, 2008, the date of the Company's most recent annual shareholders meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the Company's 2004 Non-Employee Director Stock Option Plan and 6,000 shares of Common Stock to an employee director under the Company's 2004 Stock Incentive Plan. All of the stock options granted on November 12, 2008, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $13.88 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $4.99 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

          On August 18, 2008, the Company's Board of Directors (the "Board") granted to employees stock options for 294,600 shares of Common Stock under the 2004 Stock Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company's financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $18.88 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $7.10 per share based on the Black-Scholes option-pricing model as discussed below. The options expire ten years from the date of grant.

          The weighted-average grant date fair value of options granted during the six months ended December 31, 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Common Stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended
December 31, 2008

Expected dividend yield	0.00%
Expected price volatility	37.40%
Risk-free interest rate	2.37% -- 3.17%
Expected life of options in years	5

          A summary of stock option activity under the Company's share-based compensation plans for the six months ended December 31, 2008 is presented below:

Options	Common Stock Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at June 30, 2008	3,191,393	$16.59	5.2
New grants	330,600	$18.34
Exercised	(39,716)	$12.85
Forfeited or expired	(55,917)	$22.32

Outstanding at December 31, 2008	3,426,360	$16.73	5.2	$1,115,820

Exercisable at December 31, 2008	2,708,882	$15.91	5.2	$1,115,820

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying Common Stock exceeds the exercise price of the option.

          The total intrinsic value of stock options exercised during the six months ended December 31, 2008 and 2007, based upon the average market price during the period, was approximately $0.2 million and $1.7 million, respectively.

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

          A summary of the Company's restricted stock activity for the six months ended December 31, 2008, is presented below:

Restricted Stock	Common Stock Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2008	866,068	$19.34
Granted	238,933	$18.88
Vested	(66,691)	$18.25
Forfeited	(144,424)	$22.93

Non-vested at December 31, 2008	893,886	$18.78

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15.0% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For the three months ended December 31, 2008 and 2007, the Company recorded costs associated with the ESPP of approximately $0.1 million and $0.1 million, respectively. For the six months ended December 31, 2008 and 2007, the Company recorded costs associated with the ESPP of approximately $0.2 million and $0.2 million, respectively. The next purchase under the ESPP will be consummated on May 29, 2009.

NOTE 6.    NEW ACCOUNTING STANDARDS

Hierarchy of Generally Accepted Accounting Principles

          In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 was effective for the Company on November 17, 2008. The adoption of SFAS 162 did not have a material impact on the Company's financial statements.

Disclosures About Derivative Instruments and Hedging Activities

         In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for the Company in its fiscal quarter beginning January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company's financial statements.

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

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities,

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SFAS 157 became effective for the Company on July 1, 2008. For non-financial assets and liabilities, SFAS 157 will be effective for the Company on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. The Company is evaluating the impact on the Company's consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities. See Note 12.

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

NOTE 7.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	December 31, 2008	June 30, 2008

Raw materials	$79,315	$94,500
Work in progress	27,916	40,195
Finished goods	283,269	273,868

Total	$390,500	$408,563

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

          The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries and is collateralized by a first priority lien on all of the Company's U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the Credit Facility are limited to 85.0% of eligible accounts receivable and 85.0% of the appraised net liquidation value of the Company's inventory, as determined pursuant to the terms of the Credit Facility; provided, however, that pursuant to the terms of the July 2008 amendment, from August 15 to October 31 of each year the borrowing base is temporarily increased by $25 million. The Company's obligations under the Credit Facility rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the six months ended

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008. Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.00% higher. At December 31, 2008, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For the six months ended December 31, 2008 and 2007, the weighted average annual interest rate on borrowings under the Credit Facility was 4.0% and 6.8%, respectively.

          At December 31, 2008, the Company had $145.7 million in outstanding borrowings and approximately $4.3 million in letters of credit outstanding under the Credit Facility, compared with $119 million in outstanding borrowings and approximately $5 million in letters of credit under the Credit Facility at June 30, 2008. At December 31, 2008, the Company had approximately $276.7 million of eligible accounts receivable and inventories available as collateral under the Credit Facility's borrowing base certificate in effect for that date, and the remaining borrowing availability was $126.7 million. The borrowing availability under the Credit Facility typically declines in the Company's third fiscal quarter as the Company's accounts receivable balances are likely to decline due to cash collections. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

          Based upon the Company's internal projections, it believes that existing cash and cash equivalents, internally generated funds and borrowings under the Credit Facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of the Company's operations through acquisitions of additional brands, new product launches or distribution arrangements. A further deterioration in the economic and retail environment, however, could cause the Company to fail to satisfy the financial maintenance covenant under the Credit Facility that applies only in the event that the Company does not have the requisite average borrowing base capacity as set forth under the Credit Facility. In such an event, the Company would not be allowed to borrow under the Credit Facility. In addition, a default under the Credit Facility that causes acceleration of the debt under this facility could trigger a default under its outstanding 7 3/4% Senior Subordinated Notes. In the event the Company is not able to borrow under the Credit Facility, the Company would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be.

NOTE 9.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	December 31, 2008	June 30, 2008

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(1,779)	(1,919)
Riviera Term Note	1,035	1,876

Total debt	224,256	224,957
Less: Current portion of long-term debt	1,035	1,261

Total long-term debt	$223,221	$223,696

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          At December 31, 2008, the Company estimates that the $225.0 million of outstanding 7 3/4% Senior Subordinated Notes had a fair value of approximately $157.5 million. The Company believes that this decrease in fair value from the carrying amounts is primarily due to the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts at December 31, 2008 by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, primarily due to the illiquid nature of the capital markets in which the 7 3/4% Senior Subordinated Notes are traded. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

           In connection with the June 2006 acquisition by the Company of certain assets of Riviera Concepts Inc. ("the Riviera Acquisition"), the Company recorded a contingent performance liability in the amount of $8.6 million. This contingent performance liability does not bear interest, is recorded in "other payables, and accrued expenses" on the Company's Consolidated Balance Sheet and is payable in annual installments beginning July 31, 2007 and ending on July 31, 2009, provided that certain net sales targets are achieved over the three-year period after the closing date on the licensed brands acquired in the Riviera Acquisition. If the targets for the first or second annual installments are not satisfied, such installments may still be payable, based on cumulative targets, in the subsequent year or years, as the case may be. The targets for the first and second installment due on July 31, 2007 and July 31, 2008, respectively, were not achieved. The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition. If the final cumulative net sales targets are not achieved, this will result in a reversal of the $8.6 million of contingent performance liability and a corresponding reduction of the carrying value of exclusive brand licenses, trademarks and intangibles, net, on the Company's consolidated balance sheet.

           In connection with the August 2006 acquisition of certain assets comprising the fragrance business of Sovereign Sales LLC ("Sovereign"), $12 million of the purchase price was in the form of contingent consideration, the majority of which was to be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. The conditions for the first and second installments were satisfied, and the Company recognized a liability of $6.3 million and $5.3 million in the consolidated balance sheets at June 30, 2007 and June 30, 2008, respectively. Payment of the first installment was made in September 2007, and the second installment was paid in July 2008. The financial target for the final installment of $0.3 million has also been satisfied, and the final installment is scheduled to be paid in September 2009.

           As of December 31, 2008, the Company had notional amounts of 32.7 million Euros and 9.6 million British pounds under open foreign currency contracts that expire between January 31, 2009 and June 30, 2009 to reduce the exposure of its foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2008, the Company had notional amounts of 3.2 million Canadian dollars under foreign currency contracts that expire between January 31, 2009 and June 30, 2009 to reduce the exposure of the Company's Canadian subsidiary's cost of sales to fluctuations in currency rates. The Company has designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized gain, net of taxes, recognized during the three and six months ended December 31, 2008 from the settlement of these contracts was approximately $5.2 million and $5.5 million, respectively, and the realized loss, net of taxes, recognized during the three and six months ended December 31, 2007 from the settlement of these contracts was approximately $2.4 million and $3.1 million, respectively. At December 31, 2008, the unrealized gain associated with these open contracts of approximately $4.1 million (net of taxes of $0.5 million) is included in accumulated other comprehensive income.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of December 31, 2008, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized from contracts in place during the three and six months ended December 31, 2008, was approximately $1.9 million and $2.7 million, respectively. The realized loss, net of taxes, recognized from contracts in place during the three and six months ended December 31, 2007, was approximately $0.5 million and $1.3 million, respectively.

NOTE 11.    REPURCHASE OF COMMON STOCK

          On November 5, 2008, the Board authorized the Company to extend its existing $80 million Common Stock repurchase program through November 30, 2010. As of December 31, 2008, the Company had repurchased 2,286,238 shares of Common Stock on the open market under the stock repurchase program, at an average price of $18.14 per share, at a cost of $41.5 million, including sales commissions, leaving $38.5 million available for additional common stock repurchases under the program. During the three and six months ended December 31, 2008, the Company repurchased 13,300 shares of Common Stock on the open market under the stock repurchase program at an average price of $10.94 per share at a cost of $0.1 million, including sales commissions. The Company accounted for the acquisition of these shares under the treasury method.

NOTE 12.    FAIR VALUE MEASUREMENTS

          The Company adopted SFAS 157 as of July 1, 2008, with the exception of the application of the statement to its long-lived non-financial assets, including goodwill and intangibles. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value into three broad levels as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -	Unobservable inputs based on the Company's own assumptions

          The Company's derivative assets and liabilities are currently comprised of foreign currency contracts. Fair values are based on market prices obtained from independent brokers or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions.

          The following table presents the fair value hierarchy for those of the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008:

(Amounts in thousands)
Assets	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$--	$4,631	$--	$4,631

See Note 10 for a discussion of the Company's foreign currency contracts.

NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of December 31, 2008 and June 30, 2008, and for the three and six months ended December 31, 2008 and 2007, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2008

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$4,953	$24,177	$6	$--	$29,136
Accounts receivable, net	126,788	109,279	--	--	236,067
Inventories	279,458	111,042	--	--	390,500
Intercompany receivable	79,696	10,485	282,807	(372,988)	--
Deferred income taxes	15,185	3,456	--	--	18,641
Prepaid expenses and other assets	13,067	21,462	32	--	34,561

Total current assets	519,147	279,901	282,845	(372,988)	708,905

Property and equipment, net	35,777	16,234	--	--	52,011

Investment in subsidiaries	312,758	--	9,136	(321,894)	--
Exclusive brand licenses, trademarks and intangibles, net	60,410	7,031	151,999	--	219,440
Debt financing costs, net	5,282	--	--	--	5,282
Total other assets	16,502	134	11	(16,033)	614

Total assets	$949,876	$303,300	$443,991	$(710,915)	$986,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$145,650	$--	$--	$--	$145,650
Accounts payable - trade	127,805	19,751	--	--	147,556
Intercompany payable	31,784	111,060	255,316	(398,160)	--
Other payables and accrued expenses	65,900	40,216	716	3	106,835
Current portion of long-term debt	1,035	--	--	--	1,035

Total current liabilities	372,174	171,027	256,032	(398,157)	401,076

Long-term debt, net	223,221	--	--	--	223,221
Deferred income taxes and other liabilities	9,629	7,485	(11)	--	17,103

Total liabilities	605,024	178,512	256,021	(398,157)	641,400

Shareholders' Equity
Common stock	314	--	--	--	314
Additional paid-in capital	283,053	9,136	197,411	(206,547)	283,053
Retained earnings (accumulated deficit)	106,726	114,858	(9,441)	(105,417)	106,726
Treasury stock	(45,914)	--	--	--	(45,914)
Accumulated other comprehensive income	673	794	--	(794)	673

Total shareholders' equity	344,852	124,788	187,970	(312,758)	344,852

Total liabilities and shareholders' equity	$949,876	$303,300	$443,991	$(710,915)	$986,252

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$3,487	$22,801	$108	$--	$26,396
Accounts receivable, net	121,489	95,957	--	--	217,446
Inventories	310,912	97,651	--	--	408,563
Intercompany receivable	52,555	203,515	274,285	(530,355)	--
Deferred income taxes	15,186	(401)	--	--	14,785
Prepaid expenses and other assets	9,436	15,032	--	139	24,607

Total current assets	513,065	434,555	274,393	(530,216)	691,797

Property and equipment, net	34,269	17,879	--	--	52,148

Other Assets:
Investment in subsidiaries	295,404	--	9,136	(304,540)	--
Exclusive brand licenses, trademarks and intangibles, net	60,517	7,464	153,272	--	221,253
Debt financing costs, net	4,952	--	--	--	4,952
Other	12,235	(11,385)	11	(277)	584

Total other assets	373,108	(3,921)	162,419	(304,817)	226,789

Total assets	$920,442	$448,513	$436,812	$(835,033)	$970,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$119,000	$--	$--	$--	$119,000
Accounts payable - trade	147,971	22,469	--	--	170,440
Intercompany payable	35,288	263,445	240,573	(539,306)	--
Other payables and accrued expenses	46,480	47,770	81	30	94,361
Current portion of long-term debt	1,261	--	--	--	1,261

Total current liabilities	350,000	333,684	240,654	(539,276)	385,062

Long-term debt	223,696	--	--	--	223,696
Deferred income taxes and other liabilities	10,145	4,505	11,078	(353)	25,375

Total liabilities	583,841	338,189	251,732	(539,629)	634,133

Shareholders' Equity
Common stock	312	--	--	--	312
Additional paid-in capital	280,973	9,136	197,411	(206,547)	280,973
Retained earnings (accumulated deficit)	105,576	105,166	(12,331)	(92,835)	105,576
Treasury stock	(45,768)	--	--	--	(45,768)
Accumulated other comprehensive loss	(4,492)	(3,978)	--	3,978	(4,492)

Total shareholders' equity	336,601	110,324	185,080	(295,404)	336,601

Total liabilities and shareholders' equity	$920,442	$448,513	$436,812	$(835,033)	$970,734

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$239,876	$130,129	$4,002	$(4,002)	$370,005
Cost of sales	151,928	66,465	--	--	218,393

Gross profit	87,948	63,664	4,002	(4,002)	151,612

Selling, general and administrative costs	74,188	50,455	(303)	(4,002)	120,338
Depreciation and amortization	3,919	1,802	753	--	6,474

Income from operations	9,841	11,407	3,552	--	24,800
Other expense (income):
Interest expense (income)	7,021	307	(302)	--	7,026
Other	(12,084)	(416)	1,470	11,030	--

Income before income taxes	14,904	11,516	2,384	(11,030)	17,774
Provision for income taxes	1,238	2,008	862	--	4,108

Net income	$13,666	$9,508	$1,522	$(11,030)	$13,666

Statement of Operations	Six Months Ended December 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$417,014	$237,179	$7,346	$(7,346)	$654,193
Cost of sales	275,363	120,804	--	--	396,167

Gross profit	141,651	116,375	7,346	(7,346)	258,026

Selling, general and administrative costs	137,247	100,462	(638)	(7,346)	229,725
Depreciation and amortization	7,654	3,654	1,506	--	12,814

(Loss) income from operations	(3,250)	12,259	6,478	--	15,487
Other expense (income):
Interest expense (income)	13,578	627	(604)	--	13,601
Other	(14,508)	155	2,556	11,797	--

(Loss) income before income taxes	(2,320)	11,477	4,526	(11,797)	1,886
(Benefit from) provision for income taxes	(3,470)	2,570	1,636	--	736

Net income	$1,150	$8,907	$2,890	$(11,797)	$1,150

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended December 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$268,315	$154,129	$5,278	$(5,278)	$422,444
Cost of sales	177,276	66,308	--	--	243,584

Gross profit	91,039	87,821	5,278	(5,278)	178,860

Selling, general and administrative costs	68,251	56,736	(348)	(5,278)	119,361
Depreciation and amortization	3,666	1,804	740	--	6,210

Income from operations	19,122	29,281	4,886	--	53,289
Other expense (income):
Interest expense (income)	8,220	459	(413)	--	8,266
Other	(27,159)	(227)	3,294	24,092	--

Income before income taxes	38,061	29,049	2,005	(24,092)	45,023
Provision for income taxes	4,262	5,808	1,154	--	11,224

Net income	$33,799	$23,241	$851	$(24,092)	$33,799

Statement of Operations	Six Months Ended December 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$436,984	$257,248	$8,863	$(8,863)	$694,232
Cost of sales	295,293	113,699	--	--	408,992

Gross profit	141,691	143,549	8,863	(8,863)	285,240

Selling, general and administrative costs	117,540	103,807	(651)	(8,863)	211,833
Depreciation and amortization	7,132	3,552	1,480	--	12,164

Income from operations	17,019	36,190	8,034	--	61,243
Other expense (income):
Interest expense (income)	15,718	861	(825)	--	15,754
Other	(35,329)	(227)	3,294	32,262	--

Income before income taxes	36,630	35,556	5,565	(32,262)	45,489
Provision for income taxes	2,481	6,847	2,012	--	11,340

Net income	$34,149	$28,709	$3,553	$(32,262)	$34,149

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows	Six Months Ended December 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$10,388	$(20,951)	$6,401	$2,071	$(2,091)

Investing activities:
Additions to property and equipment	(6,328)	(6,511)	--	--	(12,839)
Acquisition of other assets	(5,333)	--	--	--	(5,333)

Net cash used in investing activities	(11,661)	(6,511)	--	--	(18,172)

Financing activities:
Proceeds from short-term debt	26,650	--	--	--	26,650
Payments on long-term debt	(629)	--	--	--	(629)
Payments under capital lease obligations	(1,253)	--	--	--	(1,253)
Proceeds from the exercise of stock options	510	--	--	--	510
Financing fees	(863)	--	--	--	(863)
Proceeds from the issuance of common stock under the employee stock purchase plan	671	--	--	--	671
Repurchase of common stock	(146)	--	--	--	(146)
Net change in intercompany obligations	(20,264)	28,838	(6,503)	(2,071)	--

Net cash provided by (used in) financing activities	4,676	28,838	(6,503)	(2,071)	24,940

Effect of exchange rate changes on cash and cash equivalents	(1,937)	--	--	--	(1,937)
Net increase (decrease) in cash and cash equivalents	1,466	1,376	(102)	--	2,740
Cash and cash equivalents at beginning of period	3,487	22,801	108	--	26,396

Cash and cash equivalents at end of period	$4,953	$24,177	$6	$--	$29,136

Statement of Cash Flows	Six Months Ended December 31, 2007

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(14,946)	$(7,925)	$8,027	$(915)	$(15,759)

Investing activities:
Additions to property and equipment	(12,423)	--	--	--	(12,423)
Acquisition of other assets	(6,378)	--	--	--	(6,378)

Net cash used in investing activities	(18,801)	--	--	--	(18,801)

Financing activities:
Proceeds from short-term debt	26,810	--	--	--	26,810
Payments on long-term debt	(601)	--	--	--	(601)
Proceeds from the exercise of stock options	2,054	--	--	--	2,054
Proceeds from the issuance of common stock under the employee stock purchase plan	837	--	--	--	837
Repurchase of common stock	(415)	--	--	--	(415)
Net change in intercompany obligations	1,655	5,369	(7,939)	915	--

Net cash provided by (used in) financing activities	30,340	5,369	(7,939)	915	28,685

Effect of exchange rate changes on cash and cash equivalents	280	--	--	--	280
Net (decrease) increase in cash and cash equivalents	(3,127)	(2,556)	88	--	(5,595)
Cash and cash equivalents at beginning of period	7,278	23,001	8	--	30,287

Cash and cash equivalents at end of period	$4,151	$20,445	$96	$--	$24,692

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

          Prior to June 30, 2008, the Company reported its operations under one segment. Effective June 30, 2008, the Company changed its segment reporting and, accordingly, amounts shown for the three and six months ended December 31, 2007, have been revised to conform to the current period presentation.

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2008 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies." The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

          Segment profit excludes depreciation and amortization, interest expense and unallocated corporate expenses, which are shown in the table below reconciling segment profit to consolidated net income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, and (iv) costs related to our Global Efficiency Re-engineering initiative. Unallocated corporate expenses for the three and six months ended December 31, 2008, also include $4.2 million and $23.3 million, respectively, of expenses related to the recent Liz Claiborne license agreement ($3.5 million and $18.9 million, respectively, of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. The Company does not have intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit by reportable segment for the three and six months ended December 31, 2008 and 2007:

(Amounts in thousands)	Three Months Ended			Six Months Ended

	December 31,		December 31,	December 31,		December 31,
	2008		2007	2008		2007

Segment Net Sales:
North America Fragrance	$248,188		$275,343	$425,748		$438,201
International	111,499		129,282	205,925		223,078
Other	10,318		17,819	22,520		32,953

Total	$370,005		$422,444	$654,193		$694,232

Segment Profit:
North America Fragrance	$37,038		$48,758	$68,937		$69,269
International	8,309		23,272	1,720		27,501
Other	(4,157)		(1,641)	(5,038)		(2,640)

Total	$41,190		$70,389	$65,619		$94,130

Reconciliation:
Segment Profit	$41,190		$70,389	$65,619		$94,130
Less:
Depreciation and Amortization	(6,474)		(6,210)	(12,814)		(12,164)
Interest Expense, net	(7,026)		(8,266)	(13,601)		(15,754)
Unallocated Corporate Expenses	(9,916)	(1)	(10,890)	(37,318)	(1)	(20,723)

Income Before Income Taxes	$17,774		$45,023	$1,886		$45,489

(1)   In May 2008, the Company entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown for the three and six months ended December 31, 2008 reflect $4.2 million and $23.3 million of expenses, respectively, related to the Liz Claiborne license agreement ($3.5 million and $18.9 million, respectively, of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses.

NOTE 15.    Exclusive Brand Licenses, Trademarks and Intangibles, Net

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	December 31, 2008	June 30, 2008	June 30, 2008 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	89,802	87,358	17
Exclusive brand trademarks	42,913	42,668	9
Other intangibles (1)	20,330	20,489	11
Goodwill (2)	21,054	20,721	Indefinite

Exclusive brand licenses, trademarks and intangibles, gross	296,514	293,651

Accumulated amortization:
Exclusive brand licenses and related trademarks	(36,869)	(33,967)
Exclusive brand trademarks	(35,526)	(34,457)
Other intangibles	(4,679)	(3,974)

Exclusive brand license, trademarks and intangibles, net	$219,440	$221,253

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

(2)

The $0.3 million increase from the year ended June 30, 2008 to December 31, 2008 is due to the satisfaction of the condition for the payment of the $0.3 million final installment of the contingent consideration relating to the acquisition of certain assets comprising the fragrance business of Sovereign. The entire amount of the goodwill relates to the North America Fragrance segment.

          The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2008, the Company performed its annual impairment testing of these assets with the assistance of a third party valuation firm and also performed its annual impairment test for goodwill. The analysis and assessments of these assets indicated that no impairment adjustment was required as the estimated fair value of these intangible assets significantly exceeded the recorded carrying value. However, since the most recent impairment review was completed, the capital markets have experienced substantial volatility and the Company's stock price and market value have decreased significantly. At December 31, 2008, the Company's market capitalization exceeded its net book value. In January 2009, the Company's market capitalization decreased below its net book value.

          Due to the ongoing uncertainty in capital market conditions, which may continue to negatively impact the Company's market value, the Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long-term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. If market and economic conditions deteriorate further, this could increase the likelihood of future material non-cash impairment charges to the Company's results of operations related to the Company's goodwill, indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets.

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

          Our business strategy is to increase net sales, operating margins and earnings by (a) growing the sales of our existing brand portfolio, including the Elizabeth Arden brand, through new product innovation and targeting additional demographics and geographic markets, (b) acquiring prestige beauty brands through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in the U.S., and (d) implementing initiatives to improve our cost structure and working capital efficiencies. We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable and operating cash flow). We encounter a variety of challenges that may affect our business and that should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2008, in Part II, Item 1A, "Risk Factors" of this quarterly report, and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

        Effective June 9, 2008, we became the exclusive, global licensee for the sale, manufacture, distribution and marketing of the Liz Claiborne fragrance brands under a long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates. The Liz Claiborne fragrance portfolio consists of the Juicy Couture, Curve by Liz Claiborne, Lucky, Liz, Realities, Bora Bora and Mambo fragrances. In connection with the Liz Claiborne license agreement we also assumed a license for the Usher celebrity fragrances. We anticipate that the Liz Claiborne license arrangement will, in the long term, allow us to (i) increase our market share in our North America Fragrance segment, particularly in department stores, (ii) gain efficiencies from a larger fragrance business, particularly by leveraging our supply chain, logistics and sales organizations, (iii) increase our gross margins by converting existing North America mass customer sales from distribution margins to owned/licensed margins, and (iv) provide additional sales volume for our International segment. The current challenging economic and retail environment have hindered our ability to fully realize these anticipated benefits.

          During the six months ended December 31, 2008, we incurred transition expenses relating to the Liz Claiborne license agreement of $4.4 million. We do not expect to incur significant additional transition expenses related to the Liz Claiborne license agreement. In addition, our gross margins for the first half of fiscal 2009 were impacted by expenses relating to Liz Claiborne inventory that we purchased at a higher cost prior to the effective date of the license agreement. During the six months ended December 31, 2008, we recognized a charge related to this inventory of approximately $18.9 million, before taxes, which did not require the use of cash. This charge is in line with the estimate of $19.0 million disclosed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2008.

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

          As a result of the acceleration of the re-engineering of our extended supply chain functions and the implementation of the Oracle financial accounting and order processing system, we continue to implement a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We expect these expenses to be incurred primarily in fiscal years 2009 and 2010 and currently estimate that they will total $12.0 million to $14.0 million before taxes, of which $1.9 million has been incurred to date and $0.3 million was incurred during the quarter ended December 31, 2008.

          Given the difficult economic and retail environment, our priorities for the remainder of the fiscal year ending June 30, 2009 are to (i) reduce inventory in order to maximize cash flow, (ii) focus our advertising and promotional expenditures on the brands, markets and channels of distribution that provide the best return and eliminate marginal spending, (iii) re-assess new product innovation, and (iv) accelerate the business process re-engineering initiatives related to our Global Efficiency Re-engineering project.

          Based on current facts and circumstances, we anticipate that net sales will decrease by 1.0% to 3.0% from prior year levels in the second half of our fiscal year. This estimate assumes recent retailer replenishment behavior.

Seasonality

          Our operations have historically been seasonal, with higher sales generally occurring in the first half of the fiscal year (July through December) as a result of increased demand by retailers in anticipation of, and during, the holiday season. During the fiscal year ended June 30, 2008, approximately 61.0% of our net sales were made during the first half of the fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for us on July 1, 2008. For non-financial assets and liabilities, SFAS 157 will be effective for us on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are evaluating the impact on our consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          In accordance with Statements of Financial Standards No.142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Our annual impairment test is performed during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned trademarks that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values.

          We have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2008, we performed our annual impairment testing of these assets with the assistance of a third party valuation firm and also performed our annual impairment test for goodwill. The analysis and assessments of these assets indicated that no impairment adjustment was required as the estimated fair value of these intangible assets significantly exceeded the recorded carrying value. However, since the most recent impairment review was completed, the capital markets have experienced substantial volatility and our stock price and market value have decreased significantly. At December 31, 2008, our market capitalization exceeded our net book value. In January 2009, our market capitalization decreased below our net book value, but that condition has not been sustained for an extended period of time and has been significantly impacted by extreme volatility in the U.S. equity markets.

          Due to the ongoing uncertainty in capital market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the expected future cash flows of our reporting units and the long-term trends of our market capitalization for the purposes of assessing the carrying value of our goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. If market and economic conditions deteriorate further, this could increase the likelihood of future material non-cash impairment charges to our results of operations related to our goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets.

Results of Operations

          The following discussion compares the historical results of operations for the three and six months ended December 31, 2008 and December 31, 2007. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended				Six Months Ended

	December 31, 2008		December 31, 2007		December 31, 2008		December 31, 2007

Net sales	$370,005	100.0%	$422,444	100.0%	$654,193	100.0%	$694,232	100.0%
Cost of sales	218,393	59.0	243,584	57.7	396,167	60.6	408,992	58.9
Gross profit	151,612	41.0	178,860	42.3	258,026	39.4	285,240	41.1
Selling, general and administrative expenses	120,338	32.5	119,361	28.3	229,725	35.1	211,833	30.5
Depreciation and amortization	6,474	1.7	6,210	1.5	12,814	2.0	12,164	1.8
Income from operations	24,800	6.7	53,289	12.6	15,487	2.4	61,243	8.8
Interest expense, net	7,026	1.9	8,266	2.0	13,601	2.1	15,754	2.3
Income before income taxes	17,774	4.8	45,023	10.7	1,886	0.3	45,489	6.6
Provision for income taxes	4,108	1.1	11,224	2.7	736	0.1	11,340	1.6
Net income	13,666	3.7	33,799	8.0	1,150	0.2	34,149	4.9

Other data
EBITDA and EBITDA margin (1)(2)	$31,274	8.5%	$59,499	14.1%	$28,301	4.3%	$73,407	10.6%

(1)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007 and Six Months Ended December 31, 2008 compared to Six Months Ended December 31, 2007. EBITDA margin represents EBITDA divided by net sales.

(2)

The three and six months ended December 31, 2008 include (i) $4.2 million and $23.3 million of expenses, respectively, related to the Liz Claiborne license agreement ($3.5 million and $18.9 million, respectively, of which did not require the use of cash in the current period) due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses, (ii) $0.6 million and $0.8 million, respectively, related to implementation of our new accounting and order processing systems, and (iii) $0.3 million and $1.2 million of restructuring expenses, respectively, related to our Global Efficiency Re-engineering initiative. In addition, the six months ended December 31, 2008 and 2007 each include $0.9 million of restructuring expenses that are not related to our Global Efficiency Re-engineering initiative. For the three months ended December 31, 2008, the various expenses described above reduced EBITDA margin by 1.7%. For the six months ended December 31, 2008 and 2007, these expenses reduced EBITDA margin by 4.0% and 0.1%, respectively. None of these types of expenses were incurred during the three months ended December 31, 2007.

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

          Our segment reporting has been revised in accordance with the FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to June 30, 2008, we reported our operations under one reporting segment. Effective June 30, 2008, we changed our segment reporting and, accordingly, amounts shown for the three and six months ended December 31, 2007, have been revised to conform to the current period presentation. See Note 14 to the Notes to Unaudited Consolidated Financial Statements.

          Segment profit excludes depreciation and amortization, interest expense and unallocated corporate expenses, which are shown in the table below reconciling segment profit to consolidated net income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, and (iv) costs related to our Global Efficiency Re-engineering initiative. Unallocated corporate expenses for the three and six months ended December 31, 2008, also include $4.2 million and $23.3 million, respectively, of expenses related to the recent Liz Claiborne license agreement ($3.5 million and $18.9 million, respectively, of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. We do not have intersegment sales.

          The following table is a comparative summary of our net sales and segment profit by reportable segment for the three and six months ended December 31, 2008 and 2007 and reflects the basis of presentation described in Note 14 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended			Six Months Ended

	December 31, 2008		December 31, 2007	December 31, 2008		December 31, 2007

Segment Net Sales:
North America Fragrance	$248,188		$275,343	$425,748		$438,201
International	111,499		129,282	205,925		223,078
Other	10,318		17,819	22,520		32,953

Total	$370,005		$422,444	$654,193		$694,232

Segment Profit:
North America Fragrance	$37,038		$48,758	$68,937		$69,269
International	8,309		23,272	1,720		27,501
Other	(4,157)		(1,641)	(5,038)		(2,640)

Total	$41,190		$70,389	$65,619		$94,130

Reconciliation:
Segment Profit	$41,190		$70,389	$65,619		$94,130
Less:
Depreciation and Amortization	(6,474)		(6,210)	(12,814)		(12,164)
Interest Expense, net	(7,026)		(8,266)	(13,601)		(15,754)
Unallocated Corporate Expenses	(9,916)	(1)	(10,890)	(37,318)	(1)	(20,723)

Income Before Income Taxes	$17,774		$45,023	$1,886		$45,489

(1)

In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown for the three and six months ended December 31, 2008 reflect $4.2 million and $23.3 million of expenses, respectively, related to the Liz Claiborne license agreement ($3.5 million and $18.9 million, respectively, of which , did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

          Net Sales.    Net sales decreased 12.4%, or $52.4 million, for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. Pricing changes had an immaterial effect on net sales. Excluding the unfavorable impact of foreign currency translation, net sales decreased 8.7%, or $36.7 million. The lower net sales were primarily due to certain North American customers reducing basic stock replenishment orders to reduce inventory levels in light of current economic conditions. Also contributing to the net sales decline were credit constraints of various global distributors and customers, and the unfavorable impact of foreign currency exchange rates. The sales declines affected most distributed and owned or licensed fragrance brands and our skin care and color products. Fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English and the 9IX Rocawear fragrance, generated $16.1 million of net sales. Net sales of other Liz Claiborne fragrance brands that we distributed in the prior year period and the Usher fragrance brands increased $22.5 million as a result of the June 2008 license agreement.

North America Fragrance

          Net sales decreased by 9.9%, or $27.2 million. The lower net sales were primarily due to certain North American customers reducing basic stock replenishment orders to reduce inventory levels in light of current economic conditions. Also contributing to the net sales decline were credit constraints of various distributors and customers. The sales declines affected most of our distributed and owned or licensed fragrance brands. These declines were partially offset by sales of fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English and the 9IX Rocawear fragrance, which generated $13.0 million of net sales. Net sales of other Liz Claiborne fragrance brands that we distributed in the prior year period and the Usher fragrance brands increased $19.7 million as a result of the June 2008 license agreement.

International

         Net sales decreased 13.8%, or $17.8 million. Excluding the unfavorable impact of foreign currency translation, International net sales decreased 3.7%, or $4.7 million. The sales decline was a result of the unfavorable impact of foreign currency exchange rates, a sharp reduction in passenger traffic at airports, which contributed to a $5.4 million drop in travel retail sales during the period, and credit constraints of various global distributors.

         Gross Margin.    For the three months ended December 31, 2008 and 2007, gross margins were 41.0% and 42.3%, respectively. Gross margins decreased primarily due to lower sales volumes in our higher margin European and travel retail markets, and a higher proportionate level of lower margin promotional product sales as compared to basic stock products. Gross margins were positively impacted by higher sales of Liz Claiborne brands which, as licensed brands, reflect higher gross margins than when they were distributed brands, net of the $3.5 million charge which did not require the use of cash, and which relates to the Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne licensing agreement.

          SG&A.   Selling, general and administrative expenses increased 0.8%, or $1.0 million, for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. The increase was principally due to higher royalty costs of $3.5 million, primarily related to the recently licensed Liz Claiborne fragrance brands. We also incurred costs of $2.4 million related to restructuring expenses, transition expenses related to the Liz Claiborne license and implementation expenses for our new accounting and order processing systems. Partially offsetting the increases were lower employee compensation costs, primarily incentive compensation costs, of approximately $5.0 million.

Segment Profit

North America Fragrance

          Segment profit decreased 24.0%, or $11.7 million, primarily due to lower sales volume, partially offset by improved gross margins on sales of the recently licensed Liz Claiborne fragrance brands, which carry higher gross margins than our distributed fragrance brands. Also contributing to the decline were higher royalty costs associated with the Liz Claiborne license and higher advertising costs to support our new fragrance launches.

International

          Segment profit decreased $15.0 million. The decrease was due to the unfavorable impact of foreign currency translation, lower sales volumes primarily in our higher gross margin European and travel retail markets, and lower gross margins due to a higher proportionate level of promotional product sales as compared to basic stock products.

         Interest Expense.    Interest expense, net of interest income, decreased 15.0%, or $1.2 million, for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. The decrease was due to lower interest rates under our revolving bank credit facility, partially offset by higher average borrowings under such credit facility.

          Provision for Income Taxes.    A provision for income taxes of $4.1 million was recorded for the three months ended December 31, 2008, compared to $11.2 million for the three months ended December 31, 2007 primarily due to lower income from operations, which was mainly driven by the lower sales volumes and lower gross margins. The effective tax rate calculated as a percentage of income before income taxes for the three months ended December 31, 2008 was 23.1%, compared to 24.9% for the three months ended December 31, 2007. The decrease in the estimated effective tax rate is mainly due to anticipated changes in earnings contributions from our worldwide affiliates as our worldwide affiliates generally have lower tax rates than our U.S. operations. Based on current estimated earnings contributions from our worldwide affiliates, we recorded an adjustment in the three months ended December 31, 2008, and our expected annualized effective tax rate for the year ending June 30, 2009 is approximately 58.0%.

          Net Income.    Net income for the three months ended December 31, 2008, was approximately $13.7 million, compared to $33.8 million for the three months ended December 31, 2007. The decrease in net income was mainly driven by the net sales and gross margin decreases as compared to the prior year, including the unfavorable impact of foreign currency translation, partially offset by increased sales of the Liz Claiborne and Usher brands and our newly-launched fragrances.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $28.2 million, to $31.3 million for the three months ended December 31, 2008, compared to $59.5 million for the three months ended December 31, 2007. The decrease in EBITDA was primarily the result of the net sales and gross margin decreases as compared to the prior year, including the unfavorable impact of foreign currency translation.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2008	December 31, 2007

Net income	$13,666	$33,799
Plus:
Provision for income taxes	4,108	11,224
Interest expense, net	7,026	8,266
Depreciation and amortization	6,474	6,210

EBITDA	$31,274	$59,499

     Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

          Net Sales.   Net sales decreased 5.8%, or $40.0 million, for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. Pricing changes had an immaterial effect on net sales. Excluding the unfavorable impact of foreign currency translation, net sales decreased 3.4%, or $23.6 million. The lower net sales were primarily due to certain North American customers reducing basic stock replenishment orders to reduce inventory levels in light of current economic conditions. Also contributing to the net sales decline were credit constraints of various global distributors and customers, and the unfavorable impact of foreign currency exchange rates. The sales declines affected most distributed and owned or licensed fragrance brands and our skin care and color products. Fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English and the 9IX Rocawear fragrance, generated $27.0 million of net sales. Net sales of other Liz Claiborne fragrance brands that we distributed in the prior year period and the Usher fragrance brands increased $43.8 million as a result of the June 2008 license agreement.

North America Fragrance

          Net sales decreased by 2.8%, or $12.5 million. The lower net sales were primarily due to certain North America customers reducing basic stock replenishment orders to reduce inventory levels in light of current economic conditions. Also contributing to the net sales decline were credit constraints of various distributors and customers. The sales declines affected most of our distributed and owned or licensed fragrance brands. These declines were partially offset by net sales of fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English and the 9IX Rocawear fragrance, which generated $23.1 million of net sales. Net sales of other Liz Claiborne fragrance brands that we distributed in the prior year period and the Usher fragrance brands increased $41.5 million as a result of the recent license agreement.

International

          Net sales decreased by 7.7%, or $17.2 million. Excluding the unfavorable impact of foreign currency translation, International net sales decreased 1.6%, or $3.5 million. The sales decline was a result of the unfavorable impact of foreign currency exchange rates, a sharp reduction in passenger traffic at airports, which contributed to a $6.8 million drop in travel retail sales during the period, and credit constraints of various global distributors. Partially offsetting the decrease were approximately $9.6 million of increased fragrance sales of Liz Claiborne fragrance internationally.

         Gross Margin.     For the six months ended December 31, 2008 and 2007, gross margins were 39.4% and 41.1%, respectively. Gross margins decreased primarily due to lower sales volumes in our higher margin European and travel retail markets, and a higher proportionate level of lower margin promotional product sales as compared to basic stock products. Gross margins were positively impacted by higher sales of Liz Claiborne brands which, as licensed brands, reflect higher gross margins than when they were distributed brands, net of the $18.9 million charge which did not require the use of cash, and which relates to the Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne licensing agreement.

          SG&A.     Selling, general and administrative expenses increased 8.4%, or $17.9 million, for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. The increase was principally due to (i) higher advertising, promotional and royalty costs of $14.6 million, most of which relate to the Liz Claiborne fragrance brands and new fragrance launches, (ii) transition expenses of $3.4 million related to the recently licensed Liz Claiborne fragrance brands, (iii) costs related to our Global Efficiency Re-engineering initiative and restructuring expenses of $2.9 million, and (iv) the unfavorable impact of foreign currency translation of $2.0 million. These increases were partially offset by lower incentive employee compensation costs of approximately $3.6 million.

Segment Profit

North America Fragrance

          Segment profit decreased 0.5%, or $0.3 million. The decrease in segment profit was minimal as the lower net sales and gross margin were mostly offset by higher sales of the recently licensed Liz Claiborne fragrance brands, which carry higher gross margins as licensed brands than our distributed fragrance brands. Also contributing to the decrease was $23.1 million of (i) higher royalty costs associated with the Liz Claiborne and Usher licenses, and (ii) advertising and promotional costs to support the Liz Claiborne fragrance brands and new product launches, including Juicy Couture, Dirty English and 9IX Rocawear.

International

          Segment profit decreased by $25.8 million. The decrease was due to the unfavorable impact of foreign currency translation, lower sales volumes primarily in our higher gross margin European and travel retail markets, and lower gross margins due to a higher proportionate level of promotional product sales as compared to basic stock products.

         Interest Expense.     Interest expense, net of interest income, decreased 13.7%, or $2.2 million, for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. The decrease was due to lower interest rates under our revolving bank credit facility, partially offset by higher average borrowings under such credit facility.

         Provision for Income Taxes.    A provision for income taxes of $0.7 million was recorded for the six months ended December 31, 2008, compared to $11.3 million for the six months ended December 31, 2007 primarily due to lower income from operations, which was mainly driven by lower sales volumes and gross margins in significant part due to the high cost inventory charges and transition expenses related to the Liz Claiborne license agreement. The effective tax rate calculated as a percentage of income before income taxes for the six months ended December 31, 2008 was 39.0%, compared to 24.9% for the six months ended December 31, 2007. The increase in the effective tax rate was mainly due to anticipated changes in earnings contributions from our worldwide affiliates as our worldwide affiliates generally have lower tax rates than our U.S. operations. Based on current estimated earnings contributions from our worldwide affiliates, we recorded an adjustment in the three months ended December 31, 2008, and our expected annualized effective tax rate for the year ending June 30, 2009 is approximately 58.0%.

          Net Income.   Net income for the six months ended December 31, 2008 was approximately $1.2 million compared to $34.1 million for the six months ended December 31, 2007. The decrease in net income was mainly driven by overall sales and gross margin declines, $23.3 million of high cost inventory charges, which did not require the use of cash in the current period, and transition expenses related to the recent Liz Claiborne license agreement, and the unfavorable impact of foreign currency translation, partially offset by increased sales of the Liz Claiborne and Usher brands and our newly launched fragrances.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $45.1 million, to $28.3 million for the six months ended December 31, 2008 compared to $73.4 million for the six months ended December 31, 2007. The decrease in EBITDA was primarily the result of overall sales and gross margin declines, and $23.3 million of high cost inventory charges and transition expenses related to the Liz Claiborne license agreement and the unfavorable impact of foreign currency translation as discussed above.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2008	December 31, 2007

Net income	$1,150	$34,149
Plus:
Provision for income taxes	736	11,340
Interest expense, net	13,601	15,754
Depreciation and amortization	12,814	12,164

EBITDA	$28,301	$73,407

Liquidity and Capital Resources

(Amounts in thousands)	Six Months Ended

	December 31, 2008	December 31, 2007

Net cash used in operating activities	$(2,091)	$(15,759)
Net cash used in investing activities	(18,172)	(18,801)
Net cash provided by financing activities	24,940	28,685
Net increase (decrease) in cash and cash equivalents	2,740	(5,595)

         Cash Flows.    For the six months ended December 31, 2008, net cash used in operating activities was $2.1 million, as compared to $15.8 million of net cash used in operating activities for the six months ended December 31, 2007. This decrease in cash used in operating activities was due to less cash used for working capital requirements, partially offset by lower cash flow generated as a result of lower net income. The reduction in working capital requirements resulted from inventory purchases made in June 2008 in connection with the Liz Claiborne license agreement that resulted in reduced inventory purchases in the six months ended December 31, 2008, and a smaller decrease in accounts payable and other payables and accrued expenses in the aggregate for the six months ended December 31, 2008, mostly due to higher expenses to support the Liz Claiborne fragrance brands and the timing of payments to vendors. These reductions in working capital requirements were partially offset by a lower build-up of accounts receivable associated with the lower net sales.

          For the six months ended December 31, 2008, net cash used in investing activities of $18.2 million was comprised of $12.8 million of capital expenditures and the $5.3 million payment of the second installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC. For the six months ended December 31, 2007, net cash used in investing activities of $18.8 million was comprised of $12.4 million of capital expenditures and the $6.4 million payment of the first installment of the Sovereign contingent consideration. The remaining Sovereign contingent consideration of $0.3 million is expected to be paid in September 2009.

          For the six months ended December 31, 2008, net cash provided by financing activities was $24.9 million, as compared to $28.7 million for the six months ended December 31, 2007. During the six months ended December 31, 2008, borrowings under our credit facility increased by $26.7 million to $145.7 million at December 31, 2008. During the six months ended December 31, 2007, borrowings under our credit facility increased by $26.8 million to $124.5 million at December 31, 2007.

          Interest paid during the six months ended December 31, 2008, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $5.2 million of interest paid on the borrowings under our credit facility. Interest paid during the six months ended December 31, 2007, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $6.7 million of interest paid on the borrowings under our credit facility.

         Future Liquidity and Capital Needs.    Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, new product launches, additional brand acquisitions or product distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase our common stock and senior subordinated notes. We have historically financed our working capital needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

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

          The credit facility is guaranteed by all of our U.S. subsidiaries and is collateralized by a first priority lien on all of our U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the credit facility are limited to 85.0% of eligible accounts receivable and 85.0% of the appraised net liquidation value of our inventory, as determined pursuant to the terms of the credit facility; provided, however, that pursuant to the terms of the July 2008 amendment, from August 15 to October 31 of each year our borrowing base is temporarily increased by $25 million. Our obligations under the credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). No financial maintenance covenant was applicable for the six months ended December 31, 2008. Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. At December 31, 2008, the Applicable Margin was 1.25% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the six months ended December 31, 2008 and 2007, the weighted average annual interest rate on borrowings under our credit facility was 4.0% and 6.8%, respectively.

          At December 31, 2008, we had (i) $145.7 million in borrowings and $4.3 million in letters of credit outstanding under the credit facility, (ii) $276.7 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $126.7 million. The borrowing availability under the credit facility typically declines in our third fiscal quarter as our accounts receivable balances are likely to decline due to cash collections.

          At December 31, 2008, we had outstanding $225.0 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. See Note 13 to the Notes to Unaudited Consolidated Financial Statements. The indentures pursuant to which the 7 3/4% senior subordinated notes were issued provide that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indentures generally permit us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indentures generally limit our ability to create liens, merge or transfer or sell assets. The indentures also provide that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indentures).

         Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands, new product launches or distribution arrangements. A further deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our bank credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the revolving credit facility. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default under our outstanding 7 3/4% senior subordinated notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

          Repurchases of Common Stock.    On November 5, 2008, our board of directors authorized us to extend our existing $80 million common stock repurchase program through November 30, 2010. As of December 31, 2008, we had repurchased 2,286,238 shares of common stock on the open market under the stock repurchase program, at an average price of $18.14 per share, at a cost of $41.5 million, including sales commissions, leaving $38.5 million available for additional common stock repurchases under the program. During the three months ended December 31, 2008, we purchased 13,300 shares of Common Stock on the open market under the stock repurchase program at an average price of $10.94 per share at a cost of $0.1 million, including sales commissions. The acquisition of these shares by us was accounted for under the treasury method.

New Accounting Standards

Hierarchy of Generally Accepted Accounting Principles

          In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 was effective for us on November 17, 2008. The adoption of SFAS 162 did not have a material impact on our financial statements.

Disclosures about Derivative Instruments and Hedging Activities

          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for us in our fiscal quarter beginning January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on our financial statements.

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

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for us on July 1, 2008. For non-financial assets and liabilities, SFAS 157 will be effective for us on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial statements. We are currently evaluating the impact on our consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and Part II, Item 1A -- "Risk Factors" of this quarterly report:

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

*

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact retailer and/or consumer confidence and demand, such as the current economic downturn;

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

*

our ability to (i) implement our growth strategy and acquire or license additional brands or secure additional distribution arrangements, (ii) successfully and cost-effectively integrate acquired businesses or new brands, such as the Liz Claiborne fragrance brands, and (iii) finance our growth strategy and our working capital requirements;

*

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations and working capital requirements, and restrictive covenants in our revolving credit facility and the indenture for our 7 3/4% senior subordinated notes;

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
*

the potential for significant impairment charges relating to our trademarks, goodwill or other intangible assets that could result from a number of factors, including downward pressure on our stock price; and

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of December 31, 2008, we had approximately $145.7 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the three months ended December 31, 2008, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended December 31, 2008 would have increased or decreased by approximately $1.2 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three and six months ended December 31, 2008, we derived approximately 37.7% and 36.3%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in a third-party manufacturing facility located in Roanoke, Virginia. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our results of operations and cash flows used to fund working capital. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in accumulated other comprehensive income (loss) in our consolidated balance sheets.

          As of December 31, 2008, we had notional amounts of 32.7 million Euros and 9.6 million British pounds under open foreign currency contracts that expire between January 31, 2009 and June 30, 2009 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2008, we had notional amounts of 3.2 million Canadian dollars under foreign currency contracts that expire between January 31, 2009 and June 30, 2009 to reduce the exposure of our Canadian subsidiary's cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized gain, net of taxes, recognized during the three and six months ended December 31, 2008 from the settlements of these contracts, was approximately $5.2 million and $5.5 million, respectively. At December 31, 2008, the unrealized gain, net of taxes, associated with these open contracts of approximately $4.1 million (net of taxes of $0.5 million) is included in accumulated other comprehensive income in our consolidated balance sheet.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of December 31, 2008, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three and six months ended December 31, 2008, was approximately $1.9 million and $2.7 million, respectively.

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

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Except for the additional risk factors set forth below, there has been no material change in our risk factors from those previously discussed in that Annual Report on Form 10-K.

The recent turmoil in the U.S. and global economies and credit markets could negatively impact our business, prospects, results of operations, financial condition or cash flows.

          The recent, unprecedented turmoil in the U.S. and global economies and credit markets poses various risks to our business, including negatively impacting retailer and consumer confidence and demand for our products, limiting our and our customers' and suppliers' access to credit markets, and interfering with our ability to manage normal commercial relationships with our customers and suppliers. A continued decrease in retailer and consumer confidence and demand for our products could significantly negatively impact our net sales and profitability. The current credit crisis could cause some of our customers to experience cash flow problems, which could adversely affect product orders, payment patterns and default rates and increase our bad debt expense and could affect our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity as set forth in our credit facility. The general economic slowdown may force our suppliers to reduce production, shut down their operations or file for bankruptcy protection, which could disrupt and have an adverse effect on our business. If the current U.S. and global economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

If our intangible assets, such as trademarks and goodwill, become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

          Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant, sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. Any such impairment charge could materially reduce our results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended December 31, 2008.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2008 through October 31, 2008	--	N/A	--	$38,681,472

November 1, 2008 through November 30, 2008	3,300	$10.86	3,300	$38,645,642

December 1, 2008 through December 31, 2008	10,000	$10.96	10,000	$38,536,003

Totals	13,300	$10.94	13,300	$38,536,003

(1)

On November 5, 2008, our board of directors authorized us to extend our existing $80 million stock repurchase program through November 30, 2010. The stock repurchase program was set to expire on November 30, 2008. The extension of the stock repurchase program was announced on November 6, 2008. All shares purchased during the quarter ended December 31, 2008 were purchased on the open market.

(2)	Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on November 12, 2008, in Miramar, Florida.

(b)	The following directors were elected at the Annual Meeting:

E. Scott Beattie
Fred Berens
Maura J. Clark
Richard C. W. Mauran
William M. Tatham
J. W. Nevil Thomas
Paul West

(c)	The shareholders voted at the Annual Meeting on the following matters:

1.	The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

	Votes Cast

	For	Withheld

E. Scott Beattie	25,093,920	988,779
Fred Berens	24,028,569	2,054,130
Maura J. Clark	25,399,285	683,414
Richard C. W. Mauran	24,373,051	1,709,648
William M. Tatham	24,586,043	1,496,656
J. W. Nevil Thomas	24,373,051	1,709,648
Paul West	25,187,147	895,552

2.	The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2009, was as follows:

Votes Cast

		Broker
For	Against	Non-Votes	Abstentions

25,495,403	0	0	8,800

ITEM 6.    EXHIBITS
Exhibit Number	Description

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

10.32 + *	Termination Agreement between Elizabeth Arden International Sàrl and Jacobus A. J. Steffens dated November 5, 2008.

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: February 9, 2009	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2009	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.32	Termination Agreement between Elizabeth Arden Sàrl and Jacobus A. J. Steffens, dated November 5, 2008.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.