Form 10-Q
period 2009-03-31
ELIZABETH ARDEN INC
filed 2009-05-08
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]      No  [  ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [ ]      No  [  ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
    Large accelerated filer  [  ]                                                                                        Accelerated filer                [X]
    Non-accelerated filer    [  ]  (Do not check if a smaller reporting company)         Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2009

Common Stock, $.01 par value per share	28,576,335

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	March 31, 2009	June 30, 2008

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$17,255	$26,396
Accounts receivable, net	205,127	217,446
Inventories	360,973	408,563
Deferred income taxes	17,853	14,785
Prepaid expenses and other assets	33,687	24,607

Total current assets	634,895	691,797

Property and equipment, net	57,419	52,148
Exclusive brand licenses, trademarks and intangibles, net	217,688	221,253
Debt financing costs, net	4,995	4,952
Other assets	619	584

Total assets	$915,616	$970,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$128,200	$119,000
Accounts payable - trade	126,610	170,440
Other payables and accrued expenses	86,418	94,361
Current portion of long-term debt	503	1,261

Total current liabilities	341,731	385,062

Long-term Liabilities
Long-term debt, net	223,293	223,696
Deferred income taxes and other liabilities	13,203	25,375

Total long-term liabilities	236,496	249,071

Total liabilities	578,227	634,133

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 31,349,931 and 31,157,057 issued, respectively	314	312
Additional paid-in capital	283,948	280,973
Retained earnings	103,022	105,576
Treasury stock (2,728,329 and 2,475,129 shares at cost, respectively)	(47,334)	(45,768)
Accumulated other comprehensive loss	(2,561)	(4,492)

Total shareholders' equity	337,389	336,601

Total liabilities and shareholders' equity	$915,616	$970,734

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Net sales	$203,471	$210,554	$857,663	$904,786
Cost of sales (excludes depreciation of $1,118, $1,105, $3,366 and $3,125, respectively, included below)	115,796	119,800	511,962	528,792

Gross profit	87,675	90,754	345,701	375,994

Operating expenses:
Selling, general and administrative	86,398	83,004	316,123	294,837
Depreciation and amortization	6,392	6,298	19,205	18,461

Total operating expenses	92,790	89,302	335,328	313,298

(Loss) income from operations	(5,115)	1,452	10,373	62,696

Interest expense, net	5,643	6,067	19,244	21,821

(Loss) income before income taxes	(10,758)	(4,615)	(8,871)	40,875
(Benefit from) provision for income taxes	(7,054)	(803)	(6,317)	10,538

Net (loss) income	$(3,704)	$(3,812)	$(2,554)	$30,337

Net (loss) income per common share:
Basic	$(0.13)	$(0.14)	$(0.09)	$1.08

Diluted	$(0.13)	$(0.14)	$(0.09)	$1.04

Weighted average number of common shares:
Basic	27,805	27,894	27,901	27,961

Diluted	27,805	27,894	27,901	29,292

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance at July 1, 2008	31,157	$312	$280,973	$105,576	(2,475)	$(45,768)	$(4,492)	$336,601

Issuance of common stock upon exercise of stock options	40	--	510	--	--	--	--	510

Issuance of common stock for employee stock purchase plan	56	1	670	--	--	--	--	671

Issuance of restricted stock, net of forfeitures	97	1	(1)	--	--	--	--	--

Amortization of share-based awards	--	--	1,796	--	--	--	--	1,796

Repurchase of common stock	--	--	--	--	(253)	(1,566)	--	(1,566)

Comprehensive income:
Net loss	--	--	--	(2,554)	--	--	--	(2,554)

Foreign currency translation adjustments	--	--	--	--		--	(11,364)	(11,364)

Disclosure of reclassification amount, net of taxes (10% tax rate):	--	--	--	--	--	--	--
Unrealized hedging gain arising during the period	--	--	--	--	--	--	22,472	22,472
Reclassification adjustment for hedging gains included in net loss	--	--	--	--	--	--	(9,177)	(9,177)

Net unrealized cash flow hedging gain	--	--	--	--	--	--	13,295	13,295

Total comprehensive income (loss)	--	--	--	(2,254)	--	--	1,931	(623)

Balance at March 31, 2009	31,350	$314	$283,948	$103,022	(2,728)	$(47,334)	$(2,561)	$337,389

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)
	Nine Months Ended

	March 31, 2009	March 31, 2008

Operating Activities:
Net (loss) income	$(2,554)	$30,337
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,205	18,461
Amortization of senior note offering and credit facility costs	1,076	920
Amortization of share-based awards	1,796	5,746
Deferred income taxes	(7,072)	1,457
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	4,257	(7,663)
Decrease in inventories	43,056	40,195
(Increase) decrease in prepaid expenses and other assets	(11,469)	27
Decrease in accounts payable	(41,628)	(60,199)
Increase (decrease) in other payables, accrued expenses and other liabilities	6,669	(3,694)
Other	(1,489)	274

Net cash provided by operating activities	11,847	25,861

Investing Activities:
Additions to property and equipment	(18,739)	(15,506)
Acquisition of other assets	(5,333)	(6,433)

Net cash used in investing activities	(24,072)	(21,939)

Financing Activities:
Proceeds from short-term debt	9,200	160
Payments on long-term debt	(1,149)	(1,227)
Payments under capital lease obligations	(1,629)	--
Proceeds from the exercise of stock options	510	2,378
Proceeds from the issuance of new common stock under the employee stock purchase plan	671	837
Repurchase of common stock	(1,566)	(7,439)
Financing fees paid	(863)	--

Net cash provided by (used in) financing activities	5,174	(5,291)

Effect of exchange rate changes on cash and cash equivalents	(2,090)	(526)

Net decrease in cash and cash equivalents	(9,141)	(1,895)
Cash and cash equivalents at beginning of period	26,396	30,287

Cash and cash equivalents at end of period	$17,255	$28,392

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$23,710	$25,876

Income taxes paid during the period	$1,409	$7,365

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BUSINESS AND BASIS OF PRESENTATION

          Elizabeth Arden, Inc. (the "Company") is a global prestige beauty products company that sells fragrance, skin care and cosmetic products to retailers in the United States and approximately 90 countries internationally.

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

          To conform to the presentation of the quarter ended March 31, 2009, certain reclassifications were made to the prior years' Consolidated Financial Statements and the accompanying footnotes.

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE LOSS

          The Company's accumulated other comprehensive loss shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive loss were as follows:
(Amounts in thousands)	March 31, 2009	June 30, 2008

Cumulative foreign currency translation adjustments	$(6,323)	$5,041
Unrealized hedging gain (loss), net of taxes	3,762	(9,533)

Accumulated other comprehensive loss	$(2,561)	$(4,492)

NOTE 3.   (LOSS) INCOME PER SHARE

          Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock. For the three months ended March 31, 2009 and 2008, and for the nine months ended March 31, 2009, diluted loss per share equals basic loss per share, as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net (loss) income per share:
(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Basic
Net (loss) income	$(3,704)	$(3,812)	$(2,554)	$30,337

Weighted average shares outstanding	27,805	27,894	27,901	27,961

Net (loss) income per basic share	$(0.13)	$(0.14)	$(0.09)	$1.08

Diluted
Net (loss) income	$(3,704)	$(3,812)	$(2,554)	$30,337

Weighted average shares outstanding	27,805	27,894	27,901	27,961

Potential common shares - treasury method (1)	--	--	--	1,331

Weighted average shares and potential dilutive common shares	27,805	27,894	27,901	29,292

Net (loss) income per diluted share	$(0.13)	$(0.14)	$(0.09)	$1.04

(1)   For the three months ended March 31, 2009 and 2008, 647,554 shares and 1,057,676 shares, respectively, of potentially dilutive Common Stock were not included in the diluted net loss per share calculation because to do so would have been anti-dilutive. For the nine months ended March 31, 2009, 690,478 shares of potentially dilutive Common Stock were not included in the diluted net loss per share calculation because to do so would have been anti-dilutive.

          The following table shows the number of shares subject to option awards that were outstanding for the three and nine months ended March 31, 2009 and 2008 that were not included in the diluted net (loss) income per share calculation because to do so would have been anti-dilutive:
	Three Months Ended		Nine Months Ended

	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Number of shares	3,426,360	3,233,677	2,605,495	796,351

NOTE 4.    RESTRUCTURING CHARGES

          In fiscal 2007, the Company commenced a comprehensive review of its global business processes to re-engineer its extended supply chain, logistics and transaction processing systems. In May 2008, the Company announced a decision to accelerate the re-engineering of its extended supply chain functions as well as the realignment of other parts of its organization to better support its new business processes. This initiative includes a migration to a shared services model to simplify transaction processing by consolidating the Company's global transaction processing functions and the implementation of a new financial accounting and order processing system. The Company refers to this initiative as the Global Efficiency Re-engineering initiative (the "Initiative").

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As a result, the Company has implemented a plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures totaling approximately $12 million to $14 million through June 30, 2010. The following table summarizes the restructuring costs related to the Initiative:

(Amounts in thousands)	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009	Cumulative Since Inception

Restructuring expenses under the Initiative	$1,093	$2,292	$2,965

          Unrelated to the Initiative, for the three months ended March 31, 2009 and 2008, the Company incurred approximately $0.1 million and $1.1 million, respectively, of other restructuring expenses related to the reorganization of certain of its departments. For the nine months ended March 31, 2009 and 2008, the Company incurred approximately $1.0 million and $2.1 million, respectively, of other restructuring expenses unrelated to the Initiative.

          Aggregate amounts paid during the three and nine months ended March 31, 2009 for restructuring were $1.4 million and $3.1 million, respectively.  All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statement of operations and, as described in Note 17, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At March 31, 2009 and June 30, 2008, the Company had a restructuring liability of $0.6 million and $0.4 million, respectively.

NOTE 5.    SHARE-BASED COMPENSATION

          At March 31, 2009, the Company had outstanding several share-based compensation plans. For the three and nine months ended March 31, 2009 and 2008, the compensation cost charged against income and the tax benefit related to the compensation cost charged against income are presented below:

	Three Months Ended			Nine Months Ended

(Amounts in thousands)	March 31, 2009		March 31, 2008	March 31, 2009		March 31, 2008

Share-based compensation cost	$895	(1)	$2,034	$1,796	(1)(2)	$5,746

Tax benefit related to share-based compensation cost	$587		$354	$1,279		$1,482

(1)   Reflects $0.5 million of share-based compensation previously recognized, that was reversed in the three months ended March 31, 2009, relating to August 2008 performance based restricted stock grants, whose vesting the Company has determined is not probable.

(2)   Reflects $2.0 million of share-based compensation cost previously recognized, that was reversed in the three months ended December 31, 2008, relating to August 2006 and August 2007 performance-based restricted stock grants, whose vesting the Company has determined is not probable.

          As of March 31, 2009, there were approximately $6.5 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company's share-based compensation plans. Those costs are expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options

          On November 12, 2008, the date of the Company's most recent annual shareholders meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the Company's 2004 Non-Employee Director Stock Option Plan. In addition, the Company's Board of Directors (the "Board") on that date granted 6,000 shares of Common Stock to an employee director under the Company's 2004 Stock Incentive Plan. All of the stock options granted on November 12, 2008, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $13.88 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $4.99 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

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

          The weighted-average grant date fair value of options granted during the nine months ended March 31, 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Common Stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Nine Months Ended March 31, 2009

Expected dividend yield	0.00%
Expected price volatility	37.4%
Risk-free interest rate	2.37-3.17%
Expected life of options in years	5

          A summary of stock option activity under the Company's share-based compensation plans for the nine months ended March 31, 2009 is presented below:

Options	Common Stock Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at June 30, 2008	3,191,393	$16.59	5.2
New grants	330,600	$18.34
Exercised	(39,716)	$12.85
Forfeited or expired	(55,917)	$22.32

Outstanding at March 31, 2009	3,426,360	$16.73	4.8	$--

Exercisable at March 31, 2009	2,708,882	$15.91	3.8	$--

(1)   The intrinsic value of a stock option is the amount by which the current market value of the underlying Common Stock exceeds the exercise price of the option. At March 31, 2009, all outstanding and exercisable stock options had an aggregate intrinsic value of zero as the option exercise prices were greater than the average market price of the Common Stock.

          The total intrinsic value of stock options exercised during the nine months ended March 31, 2009 and 2008, based upon the average market price during the period, was approximately $0.2 million and $1.7 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Common Stock

          On August 18, 2008, the Board granted to employees 117,800 shares of performance-based restricted stock and 121,133 shares of service-based restricted stock. All or part of the performance-based restricted stock will vest on a date that is two business days after the Company's financial results for fiscal 2011 are released to the public, but only if (i) the person receiving the grant is still employed by the Company, and (ii) the Company achieves a cumulative earnings per diluted share target. During the three months ended March 31, 2009, the Company determined that it was not probable that the August 2008 grant of performance-based restricted stock would vest. As a result, in the three months ended March 31, 2009 the Company reversed $0.5 million of compensation expense recognized during the six months ended December 31, 2008 with respect to the August 2008 grant of performance based restricted stock. The service-based restricted stock granted in August 2008 will vest in equal thirds over a three-year period on a date that is two business days after the Company's financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the three-year vesting period.

          A summary of the Company's restricted stock activity for the nine months ended March 31, 2009, is presented below:

Restricted Stock	Common Stock Shares	Weighted Average Grant-Date Fair Value

Non-vested at June 30, 2008	866,068	$19.34
Granted	238,933	$18.88
Vested	(66,691)	$18.25
Forfeited	(148,492)	$22.75

Non-vested at March 31, 2009	889,818	$18.79

Employee Stock Purchase Plan

          The Company currently has an Employee Stock Purchase Plan ("ESPP") under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15.0% discount from the lower of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. The Company expenses the discount taken and the fair value of the "look-back" feature realized by employees upon purchases of Common Stock under the ESPP. For each of the three months ended March 31, 2009 and 2008, the Company recorded costs associated with the ESPP of approximately $0.1 million. For the nine months ended March 31, 2009 and 2008, the Company recorded costs associated with the ESPP of approximately $0.3 million and $0.2 million, respectively. The next purchase under the ESPP will be consummated on May 29, 2009.

NOTE 6.    INCOME TAXES

          The Company's effective tax rate, which is calculated as a percentage of the loss before income taxes, for the three months ended March 31, 2009, was 65.6 % compared to 17.4% for the three months ended March 31, 2008. The effective tax rate, which is calculated as a percentage of the loss before income taxes for the nine months ended March 31, 2009, was 71.2 % compared to 25.8% for the nine months ended March 31, 2008. The increase in the effective tax rates were mainly due to increased losses before income taxes in the Company's U.S. operations in the current periods, which are tax-effected at a higher rate, as well as tax adjustments recorded on a discrete basis. These discrete items include a benefit for cumulative prior year foreign tax credits and research and development tax credits generated pursuant to the 2008 Extenders Act in the U.S. and a benefit for the deduction of a transaction loss in a foreign jurisdiction, partially offset by U.S. and foreign taxes on the repatriation of undistributed earnings from an international subsidiary.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    NEW ACCOUNTING STANDARDS

Interim Disclosures About Fair Value of Financial Instruments

          In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 107-1 and APB 28-1 ("FSP 107-1 and 28-1"), amending the disclosure requirements in FASB Statement of Financial Accounting Standards No. 107 and Opinion 28. FSP 107-1 and 28-1 require disclosures about the fair value of financial instruments for interim reporting periods. FSP 107-1 and 28-1 will be effective for the Company in its fiscal quarter beginning April 1, 2009. The Company is evaluating the impact of FSP 107-1 and 28-1 on its consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF') 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1").  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective for the Company in its fiscal quarter beginning July 1, 2009. The Company is evaluating the impact of FSP EITF 03-6-1 on its consolidated financial statements.

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

Disclosures About Derivative Instruments and Hedging Activities

         In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Company on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company's financial statements. See Note 15.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for the Company on July 1, 2008. For non-financial assets and liabilities, SFAS 157 will be effective for the Company on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. See Note 14. The Company is evaluating the impact on the Company's consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities.

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

NOTE 8.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2009	June 30, 2008

Raw materials	$76,725	$94,500
Work in progress	26,030	40,195
Finished goods	258,218	273,868

Total	$360,973	$408,563

NOTE 9.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	March 31, 2009	June 30, 2008	June 30, 2008 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	90,309	87,358	17
Exclusive brand trademarks	43,049	42,668	9
Other intangibles (1)	20,330	20,489	11
Goodwill (2)	21,054	20,721	Indefinite

Exclusive brand licenses, trademarks and intangibles, gross	297,157	293,651

Accumulated amortization:
Exclusive brand licenses and related trademarks	(38,299)	(33,967)
Exclusive brand trademarks	(36,058)	(34,457)
Other intangibles	(5,112)	(3,974)

Exclusive brand license, trademarks and intangibles, net	$217,688	$221,253

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

(2)

The $0.3 million increase from the year ended June 30, 2008 to March 31, 2009 is due to the satisfaction of the condition for the payment of the $0.3 million final installment of the contingent consideration relating to the acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC. The entire amount of the goodwill relates to the North America Fragrance segment.

          The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely.

          In accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. An annual impairment test is performed during the Company's fourth fiscal quarter or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned trademarks that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142. The fair values are estimated and compared to their carrying values.

          Since March 31, 2009, the Company completed its annual impairment testing of the Elizabeth Arden brand trademarks and goodwill. The analysis and assessments of these intangible assets indicated that no impairment adjustment was required as the estimated fair value of these intangible assets significantly exceeded the recorded carrying value.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness). The Company was in compliance with all applicable covenants under the Credit Facility during the nine months ended March 31, 2009.

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.00% higher. At March 31, 2009, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For the nine months ended March 31, 2009 and 2008, the weighted average annual interest rate on borrowings under the Credit Facility was 2.6% and 3.6%, respectively.

          At March 31, 2009, the Company had $128.2 million in outstanding borrowings and approximately $4.2 million in letters of credit outstanding under the Credit Facility, compared with $119 million in outstanding borrowings and approximately $5 million in letters of credit under the Credit Facility at June 30, 2008. At March 31, 2009, the Company had approximately $187.3 million of eligible accounts receivable and inventories available as collateral under the Credit Facility's borrowing base certificate in effect for that date, and the remaining borrowing availability was $54.9 million. The borrowing availability under the Credit Facility typically declines in the second half of the Company's fiscal year as the Company's higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2009	June 30, 2008

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap relating to the 7 3/4% Senior Subordinated Notes, net	(1,707)	(1,919)
Riviera Term Note	503	1,876

Total debt	223,796	224,957
Less: Current portion of long-term debt	503	1,261

Total long-term debt	$223,293	$223,696

          At March 31, 2009, the Company estimates that the $225.0 million of outstanding 7 3/4% Senior Subordinated Notes had a fair value of approximately $165.4 million. The Company believes that this decrease in fair value from the carrying amounts is primarily due to the current state of the credit markets for similar debt instruments. The Company determined the estimated fair value amounts at March 31, 2009 by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, primarily due to the illiquid nature of the capital markets in which the 7 3/4% Senior Subordinated Notes are traded. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

NOTE 12.    COMMITMENTS AND CONTINGENCIES

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

          In connection with the June 2006 acquisition by the Company of certain assets of Riviera Concepts Inc. (the "Riviera Acquisition"), the Company recorded a contingent performance liability in the amount of $8.6 million. This contingent performance liability does not bear interest, is recorded in "other payables, and accrued expenses" on the Company's Consolidated Balance Sheet and is payable in annual installments beginning July 31, 2007 and ending on July 31, 2009, provided that certain net sales targets are achieved over the three-year period after the closing date on the licensed brands acquired in the Riviera Acquisition. If the targets for the first or second annual installments are not satisfied, such installments may still be payable, based on cumulative targets, in the subsequent year or years, as the case may be. The targets for the first and second installment due on July 31, 2007 and July 31, 2008, respectively, were not achieved. The contingent performance liability was recorded as a result of the negative goodwill resulting from this acquisition. If the final cumulative net sales targets are not achieved, this will result in a reversal of the $8.6 million of contingent performance liability and a corresponding reduction of the carrying value of exclusive brand licenses, trademarks and intangibles, net, on the Company's Consolidated Balance Sheet.

          In connection with the August 2006 acquisition of certain assets comprising the fragrance business of Sovereign Sales LLC ("Sovereign"), $12 million of the purchase price was in the form of contingent consideration, the majority of which was to be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. The conditions for the first and second installments were satisfied, and the Company recognized a liability of $6.3 million and $5.3 million in the consolidated balance sheets at June 30, 2007 and June 30, 2008, respectively. The first installment was paid in September 2007, and the second installment was paid in July 2008. The financial target for the final installment of $0.3 million has also been satisfied, and it is scheduled to be paid in September 2009.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    REPURCHASE OF COMMON STOCK

          On November 5, 2008, the Board authorized the Company to extend its existing $80 million Common Stock repurchase program through November 30, 2010. As of March 31, 2009, the Company had repurchased 2,526,238 shares of Common Stock on the open market under the stock repurchase program, at an average price of $16.98 per share, at a cost of $42.9 million, including sales commissions, leaving $37.1 million available for additional Common Stock repurchases under the program. During the three and nine months ended March 31, 2009, the Company repurchased 240,000 and 253,300, shares of Common Stock, respectively, on the open market under the stock repurchase program at an average price of $5.92 and $6.18 per share, respectively, and at a cost of $1.4 million and $1.6 million, respectively, including sales commissions. The Company accounted for the acquisition of these shares under the treasury method.

NOTE 14.    FAIR VALUE MEASUREMENTS

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

          The Company's derivative assets and liabilities are currently comprised of foreign currency contracts. Fair values are based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions.

          The following table presents the fair value hierarchy for those of the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2009:

(Amounts in thousands)
Assets	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$--	$3,503	$--	$3,503

          As of June 30, 2008 the Company's foreign currency contracts were measured at fair value under Level 2 as a liability of $10.5 million. See Note 15 for a discussion of the Company's foreign currency contracts.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    DERIVATIVE FINANCIAL INSTRUMENTS

          The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to hedge a significant portion of its forecasted net sales to reduce the exposure of the Company's foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also hedges a significant portion of its forecasted inventory purchases to reduce the exposure of its Canadian subsidiary's cost of sales to such fluctuations. Additionally, when appropriate, the Company enters into and settles foreign currency contracts to reduce the exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros and Canadian dollars. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company's derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value determined using pricing models using market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

          Forward contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiary revenues generally over approximately 12 to 18 months. In accordance with Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), changes to fair value of the forward contracts are recorded as a component of accumulated other comprehensive income within stockholders' equity, to the extent such contracts are effective, and are recognized in net sales in the period the contracts expire. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2009, 2008, or 2007 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of March 31, 2009, the Company had notional amounts of 15.0 million Euro and 4.6 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between April 30, 2009 and June 30, 2009.

          Forward contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian subsidiary cost of sales generally over approximately 12 to 18 months. Changes to fair value of the forward contracts are recorded as a component of accumulated other comprehensive income within stockholders' equity, to the extent such contracts are effective, and are recognized in cost of sales in the period the contracts expire. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2009, 2008, or 2007 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of March 31, 2009, the Company had notional amounts of 1.4 million Canadian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between April 30, 2009 and June 30, 2009.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. Forward contracts used to hedge subsidiaries' net balance sheets are designated as cash flow hedges. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. As of March 31, 2009, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2009, 2008, or 2007 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

	Fair Value of Derivative Instruments

(Amounts in thousands)	Asset Derivatives As of March 31, 2009		Liability Derivatives As of March 31, 2009

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as effective hedges

Foreign Exchange Contracts	Other assets	$3,503		--

Total		$3,503		--

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following illustrates the fair value of outstanding foreign currency contracts and the gains (losses), net of taxes, associated with the settlement of these contracts:

(Amounts in thousands)	Amount of Gain (Loss) in OCI on Derivative, Net of Tax (Effective Portion) As of March 31, 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the Three Months Ended March 31, 2009	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the Nine Months Ended March 31, 2009

Derivatives designated as effective hedges
Currency Contracts - Sales	$3,642	Net Sales	$3,804	$9,543
Currency Contracts - Cost of Sales	120	Cost of Sales	260	709
Currency Contracts - Net balance sheet	--	SG&A	299	3,243

Totals	$3,762		$4,363	$13,495

NOTE 16.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of March 31, 2009 and June 30, 2008, and for the three and nine months ended March 31, 2009 and 2008, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet	As of March 31, 2009

	Company	Non-Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets
Cash and cash equivalents	$1,403	$15,771	$81	$--	$17,255
Accounts receivable, net	117,297	87,830	--	--	205,127
Inventories	251,716	109,257	--	--	360,973
Intercompany receivable	62,323	8,179	281,788	(352,290)	--
Deferred income taxes	15,134	2,719	--	--	17,853
Prepaid expenses and other assets	14,390	18,988	309	--	33,687

Total current assets	462,263	242,744	282,178	(352,290)	634,895

Property and equipment, net	38,856	18,563	--	--	57,419

Other Assets:
Investment in subsidiaries	305,327	--	9,136	(314,463)	--
Exclusive brand licenses, trademarks and intangibles, net	59,494	6,815	151,379	--	217,688
Debt financing costs, net	4,995	--	--	--	4,995
Total other assets	23,383	124	11	(22,899)	619

Total assets	$894,318	$268,246	$442,704	$(689,652)	$915,616

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$128,200	$--	$--	$--	$128,200
Accounts payable - trade	109,877	16,733	--	--	126,610
Intercompany payable	38,214	91,519	254,603	(384,336)	--
Other payables and accrued expenses	50,618	35,789	--	11	86,418
Current portion of long-term debt	503	--	--	--	503

Total current liabilities	327,412	144,041	254,603	(384,325)	341,731

Long-term debt, net	223,293	--	--	--	223,293
Deferred income taxes and other liabilities	6,224	6,990	(11)	--	13,203

Total liabilities	556,929	151,031	254,592	(384,325)	578,227

Shareholders' Equity
Common stock	314	--	--	--	314
Additional paid-in capital	283,948	9,136	197,411	(206,547)	283,948
Retained earnings (accumulated deficit)	103,022	110,518	(9,299)	(101,219)	103,022
Treasury stock	(47,334)	--	--	--	(47,334)
Accumulated other comprehensive loss	(2,561)	(2,439)	--	2,439	(2,561)

Total shareholders' equity	337,389	117,215	188,112	(305,327)	337,389

Total liabilities and shareholders' equity	$894,318	$268,246	$442,704	$(689,652)	$915,616

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet	As of June 30, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$3,487	$22,801	$108	$--	$26,396
Accounts receivable, net	121,489	95,957	--	--	217,446
Inventories	310,912	97,651	--	--	408,563
Intercompany receivable	52,555	203,515	274,285	(530,355)	--
Deferred income taxes	15,186	(401)	--	--	14,785
Prepaid expenses and other assets	9,436	15,032	--	139	24,607

Total current assets	513,065	434,555	274,393	(530,216)	691,797

Property and equipment, net	34,269	17,879	--	--	52,148

Other Assets:
Investment in subsidiaries	295,404	--	9,136	(304,540)	--
Exclusive brand licenses, trademarks and intangibles, net	60,517	7,464	153,272	--	221,253
Debt financing costs, net	4,952	--	--	--	4,952
Other	12,235	(11,385)	11	(277)	584

Total other assets	373,108	(3,921)	162,419	(304,817)	226,789

Total assets	$920,442	$448,513	$436,812	$(835,033)	$970,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$119,000	$--	$--	$--	$119,000
Accounts payable - trade	147,971	22,469	--	--	170,440
Intercompany payable	35,288	263,445	240,573	(539,306)	--
Other payables and accrued expenses	46,480	47,770	81	30	94,361
Current portion of long-term debt	1,261	--	--	--	1,261

Total current liabilities	350,000	333,684	240,654	(539,276)	385,062

Long-term debt	223,696	--	--	--	223,696
Deferred income taxes and other liabilities	10,145	4,505	11,078	(353)	25,375

Total liabilities	583,841	338,189	251,732	(539,629)	634,133

Shareholders' Equity
Common stock	312	--	--	--	312
Additional paid-in capital	280,973	9,136	197,411	(206,547)	280,973
Retained earnings (accumulated deficit)	105,576	105,166	(12,331)	(92,835)	105,576
Treasury stock	(45,768)	--	--	--	(45,768)
Accumulated other comprehensive loss	(4,492)	(3,978)	--	3,978	(4,492)

Total shareholders' equity	336,601	110,324	185,080	(295,404)	336,601

Total liabilities and shareholders' equity	$920,442	$448,513	$436,812	$(835,033)	$970,734

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Operations	Three Months Ended March 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$117,498	$85,973	$2,523	$(2,523)	$203,471
Cost of sales	73,833	41,963	--	--	115,796

Gross profit	43,665	44,010	2,523	(2,523)	87,675

Selling, general and administrative costs	44,967	44,342	(388)	(2,523)	86,398
Depreciation and amortization	3,757	1,882	753	--	6,392

(Loss) income from operations	(5,059)	(2,214)	2,158	--	(5,115)
Other expense (income):
Interest expense (income)	5,638	199	(194)	--	5,643
Other	(1,133)	546	564	23	--

(Loss) income before income taxes	(9,564)	(2,959)	1,788	(23)	(10,758)
(Benefit from) provision for income taxes	(5,860)	(1,840)	646	--	(7,054)

Net (loss) income	$(3,704)	$(1,119)	$1,142	$(23)	$(3,704)

Statement of Operations	Nine Months Ended March 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$534,510	$323,153	$9,870	$(9,870)	$857,663
Cost of sales	349,195	162,767	--	--	511,962

Gross profit	185,315	160,386	9,870	(9,870)	345,701

Selling, general and administrative costs	182,214	144,804	(1,025)	(9,870)	316,123
Depreciation and amortization	11,410	5,535	2,260	--	19,205

(Loss) income from operations	(8,309)	10,047	8,635	--	10,373
Other expense (income):
Interest expense (income)	19,216	827	(799)	--	19,244
Other	(15,641)	700	3,121	11,820	--

(Loss) income before income taxes	(11,884)	8,520	6,313	(11,820)	(8,871)
(Benefit from) provision for income taxes	(9,330)	731	2,282	--	(6,317)

Net (loss) income	$(2,554)	$7,789	$4,031	$(11,820)	$(2,554)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Operations	Three Months Ended March 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$113,567	$96,987	$2,852	$(2,852)	$210,554
Cost of sales	74,782	45,018	--	--	119,800

Gross profit	38,785	51,969	2,852	(2,852)	90,754

Selling, general and administrative costs	37,365	48,817	(326)	(2,852)	83,004
Depreciation and amortization	3,725	1,832	741	--	6,298

(Loss) income from operations	(2,305)	1,320	2,437	--	1,452
Other expense (income):
Interest expense (income)	6,092	387	(412)	--	6,067
Other	(2,552)	489	640	1,423	--

(Loss) income before income taxes	(5,845)	444	2,209	(1,423)	(4,615)
(Benefit from) provision for income taxes	(2,033)	431	799	--	(803)

Net (loss) income	$(3,812)	$13	$1,410	$(1,423)	$(3,812)

Statement of Operations	Nine Months Ended March 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$550,551	$354,235	$11,715	$(11,715)	$904,786
Cost of sales	370,075	158,717	--	--	528,792

Gross profit	180,476	195,518	11,715	(11,715)	375,994

Selling, general and administrative costs	154,905	152,623	(976)	(11,715)	294,837
Depreciation and amortization	10,855	5,385	2,221	--	18,461

Income from operations	14,716	37,510	10,470	--	62,696
Other expense (income):
Interest expense (income)	21,810	1,248	(1,237)	--	21,821
Other	(37,880)	262	3,934	33,684	--

Income before income taxes	30,786	36,000	7,773	(33,684)	40,875
Provision for income taxes	449	7,279	2,810	--	10,538

Net income	$30,337	$28,721	$4,963	$(33,684)	$30,337

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows	Nine Months Ended March 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$15,347	$(12,387)	$6,816	$2,071	$11,847

Investing activities:
Additions to property and equipment	(11,807)	(6,932)	--	--	(18,739)
Acquisition of other assets	(5,333)	--	--	--	(5,333)

Net cash used in investing activities	(17,140)	(6,932)	--	--	(24,072)

Financing activities:
Proceeds from short-term debt	9,200	--	--	--	9,200
Payments on long-term debt	(1,149)	--	--	--	(1,149)
Payments under capital lease obligations	(1,629)	--	--	--	(1,629)
Proceeds from the exercise of stock options	510	--	--	--	510
Financing fees	(863)	--	--	--	(863)
Proceeds from the issuance of common stock under the employee stock purchase plan	671	--	--	--	671
Repurchase of common stock	(1,566)	--	--	--	(1,566)
Net change in intercompany obligations	(3,375)	12,289	(6,843)	(2,071)	--

Net cash provided by (used in) financing activities	1,799	12,289	(6,843)	(2,071)	5,174

Effect of exchange rate changes on cash and cash equivalents	(2,090)	--	--	--	(2,090)
Net decrease in cash and cash equivalents	(2,084)	(7,030)	(27)	--	(9,141)
Cash and cash equivalents at beginning of period	3,487	22,801	108	--	26,396

Cash and cash equivalents at end of period	$1,403	$15,771	$81	$--	$17,255

Statement of Cash Flows	Nine Months Ended March 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(2,058)	$19,562	$9,359	$(1,002)	$25,861

Investing activities:
Additions to property and equipment	(12,370)	(3,136)	--	--	(15,506)
Acquisition of licenses and other assets	(6,433)	--	--	--	(6,433)

Net cash used in investing activities	(18,803)	(3,136)	--	--	(21,939)

Financing activities:
Proceeds from short-term debt	160	--	--	--	160
Payments on long-term debt	(1,227)	--	--	--	(1,227)
Proceeds from the exercise of stock options	2,378	--	--	--	2,378
Proceeds from the issuance of common stock under the employee stock purchase plan	837	--	--	--	837
Repurchase of common stock	(7,439)	--	--	--	(7,439)
Net change in intercompany obligations	20,786	(12,429)	(9,359)	1,002	--

Net cash provided by (used in) financing activities	15,495	(12,429)	(9,359)	1,002	(5,291)

Effect of exchange rate changes on cash and cash equivalents	(526)				(526)
Net (decrease) increase in cash and cash equivalents	(5,892)	3,997	--	--	(1,895)
Cash and cash equivalents at beginning of period	7,278	23,001	8	--	30,287

Cash and cash equivalents at end of period	$1,386	$26,998	$8	$--	$28,392

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.    SEGMENT DATA AND RELATED INFORMATION

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

          Prior to June 30, 2008, the Company reported its operations under one segment. Effective June 30, 2008, the Company changed its segment reporting and, accordingly, amounts shown for the three and nine months ended March 31, 2008, have been revised to conform to the current period presentation.

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

          Segment profit excludes depreciation and amortization, interest expense and unallocated corporate expenses, which are shown in the table below reconciling segment profit to consolidated net (loss) income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, and (iv) costs related to the Initiative. Unallocated corporate expenses for the nine months ended March 31, 2009, also include $23.3 million of expenses related to the recent Liz Claiborne license agreement ($18.9 million of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. No such expenses related to the Liz Claiborne license agreement were incurred during the three months ended March 31, 2009. Restructuring charges, costs related to the Initiative and expenses related to the Liz Claiborne license agreement are recorded in unallocated corporate expenses as these decisions are centrally directed and controlled, and are not included in internal measures of segment operating performance. The Company does not have intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit by reportable segment for the three and nine months ended March 31, 2009 and 2008:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Segment Net Sales:
North America Fragrance	$120,056	$114,481	$545,804	$552,682
International	75,210	85,711	281,135	308,789
Other	8,205	10,362	30,724	43,315

Total	$203,471	$210,554	$857,663	$904,786

Segment Profit:
North America Fragrance	$20,845	$17,296	$89,782	$86,565
International	(4,549)	(4,939)	(2,829)	22,562
Other	(5,576)	(1,446)	(10,614)	(4,085)

Total	$10,720	$10,911	$76,339	$105,042

Reconciliation:
Segment Profit	$10,720	$10,911	$76,339	$105,042
Less:
Depreciation and Amortization	6,392	6,298	19,205	18,461
Interest Expense, net	5,643	6,067	19,244	21,821
Unallocated Corporate Expenses	9,443	3,161	46,761 (1)	23,885

(Loss) Income Before Income Taxes	$(10,758)	$(4,615)	$(8,871)	$40,875

(1)  In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown for the nine months ended March 31, 2009 reflect $23.3 million of expenses related to the Liz Claiborne license agreement ($18.9 million of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. No such expenses were incurred during the three months ended March 31, 2009.

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

Overview

          We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetic brands. Our branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, Elizabeth Arden Mediterranean, and Pretty Elizabeth Arden; the Elizabeth Arden skin care brands: Ceramide, Intervene and PREVAGE®; and the Elizabeth Arden branded lipstick, foundation and other color cosmetic products. Our prestige fragrance portfolio also includes the following celebrity, lifestyle and designer fragrances:

Celebrity Fragrances

Elizabeth Taylor's White Diamonds and Passion, curious Britney Spears, fantasy Britney Spears and Britney Spears believe, with Love...Hilary Duff, Danielle by Danielle Steel, M by Mariah Carey, and Usher

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

          Our business strategy is to increase net sales, operating margins and earnings by (a) growing the sales of our existing brand portfolio, including the Elizabeth Arden brand, through new product innovation and targeting additional demographics and geographic markets, (b) acquiring prestige beauty brands through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in the U.S., and (d) implementing initiatives to improve our cost structure and working capital efficiencies. We manage our business by evaluating net sales, EBITDA (as defined under Results of Operations -- Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008), EBITDA margin (EBITDA divided by net sales), segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable and operating cash flow). We encounter a variety of challenges that may affect our business and that should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2008, in Part II, Item 1A, "Risk Factors" of this quarterly report, and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

          Effective June 9, 2008, we became the exclusive, global licensee for the sale, manufacture, distribution and marketing of the Liz Claiborne fragrance brands under a long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates. The Liz Claiborne fragrance portfolio consists of the Juicy Couture, Curve by Liz Claiborne, Lucky, Liz, Realities, Bora Bora and Mambo fragrances. In connection with the Liz Claiborne license agreement we also assumed a license for the Usher celebrity fragrances. We anticipate that the Liz Claiborne license arrangement will, in the long term, allow us to (i) increase our market share in our North America Fragrance segment, particularly in department stores, (ii) gain efficiencies from a larger fragrance business, particularly by leveraging our supply chain, logistics and sales organizations, (iii) increase our gross margins by converting North America mass customer sales from distribution margins to owned/licensed margins, and (iv) provide additional sales volume for our International segment. The current challenging economic and retail environment has hindered our ability to fully realize these anticipated benefits.

          During the nine months ended March 31, 2009, we incurred transition expenses relating to the Liz Claiborne license agreement of $4.4 million. No transition expenses related to the Liz Claiborne license agreement were incurred during the three months ended March 31, 2009, and we do not expect to incur additional transition expenses related to this agreement. In addition, our gross margins for the first half of fiscal 2009 were impacted by expenses relating to Liz Claiborne inventory that we purchased at a higher cost prior to the effective date of the license agreement. During the nine months ended March 31, 2009, we recognized a charge related to this inventory of approximately $18.9 million, before taxes, which did not require the use of cash in the current period. This charge is in line with the estimate of $19.0 million disclosed in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2008.

          In fiscal 2007, we commenced a comprehensive review of our global business processes to re-engineer our extended supply chain, logistics and transaction processing systems. We call this initiative our Global Efficiency Re-engineering initiative (the Initiative). In May 2008, we announced that we had decided to accelerate the re-engineering of our extended supply chain functions as well as the realignment of other parts of our organization to better support our new business processes.

          In connection with the Initiative, we are also migrating to an Oracle financial accounting and order processing system to improve key transaction processes and accommodate anticipated growth of our business. We expect this infrastructure investment to simplify our transaction processing by utilizing a common platform to centralize all of our global transaction processing functions.

          As a result of the acceleration of the re-engineering of our extended supply chain functions and the implementation of the Oracle financial accounting and order processing system, we continue to implement a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We expect these expenses to be incurred primarily in fiscal years 2009 and 2010 and currently estimate that they will total $12.0 million to $14.0 million before taxes, of which $3.0 million has been incurred to date and $1.1 million was incurred during the quarter ended March 31, 2009.

          Given the difficult economic and retail environment, our priorities for the remainder of the fiscal year ending June 30, 2009 are to (i) reduce inventory in order to maximize cash flow, (ii) focus our advertising and promotional expenditures on the brands, markets and channels of distribution that provide the best return and eliminate marginal spending, (iii) re-assess new product innovation, and (iv) accelerate the business process re-engineering initiatives related to the Initiative.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2008, other than the adoption of Statement of Financial Accounting Standards No.157, Fair Value, as described below, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for us on July 1, 2008. For non-financial assets and liabilities, SFAS 157 will be effective for us on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 14 to the Notes to Unaudited Consolidated Financial Statements. We are evaluating the impact on our consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities.

          We have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely.

          In accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. We typically perform our annual impairment test during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned trademarks that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values.

          Since March 31, 2009, we completed our annual impairment testing of the Elizabeth Arden brand trademarks and goodwill. The analysis and assessments of these intangible assets indicated that no impairment adjustment was required as the estimated fair value of these intangible assets significantly exceeded their recorded carrying value. On April 1, 2009, the date of our annual impairment test, and subsequent to that date, our net book value exceeded our market capitalization. In management's judgment, a significant portion of the recent decline in our stock price is related to the deterioration of macroeconomic conditions, including substantial volatility of the capital markets, and is not reflective of the expected underlying cash flows of our reporting units. See Note 9 of the Notes to Unaudited Consolidated Financial Statements.

          Due to the ongoing uncertainty in capital market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the expected future cash flows of our reporting units and the long-term trends of our market capitalization for the purposes of assessing the carrying value of our goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. If market and economic conditions deteriorate further, this could increase the likelihood of future material non-cash impairment charges to our results of operations related to our goodwill, indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets.

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2009 and March 31, 2008. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):
	Three Months Ended							Nine Months Ended

	March 31, 2009				March 31, 2008			March 31, 2009			March 31, 2008

Net sales	$203,471		100.0%		$210,554	100.0%		$857,663	100.0%		$904,786		100.0%
Cost of sales	115,796		56.9		119,800	56.9		511,962	59.7		528,792		58.4
Gross profit	87,675		43.1		90,754	43.1		345,701	40.3		375,994		41.6
Selling, general and administrative expenses	86,398		42.5		83,004	39.4		316,123	36.9		294,837		32.6
Depreciation and amortization	6,392		3.1		6,298	3.0		19,205	2.2		18,461		2.0
(Loss) income from operations	(5,115	)(2)	(2.5	)(2)	1,452 (2)	0.7	(2)	10,373 (3)	1.2	(3)	62,696	(3)	6.9	(3)
Interest expense, net	5,643		2.8		6,067	2.9		19,244	2.2		21,821		2.4
(Loss) income before income taxes	(10,758)		(5.3)		(4,615)	(2.2)		(8,871)	(1.0)		40,875		4.5
(Benefit from) provision for income taxes	(7,054)		(3.5)		(803)	(0.4)		(6,317)	(0.7)		10,538		1.2
Net (loss) income	(3,704)		(1.8)		(3,812)	(1.8)		(2,554)	(0.3)		30,337		3.4

Other data
EBITDA and EBITDA margin (1)	$1,277	(2)	0.6	%(2)	$7,750 (2)	3.7	%(2)	$29,578 (3)	3.4	%(3)	$81,157	(3)	9.0	%(3)

(1)  For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 and Nine Months Ended March 31, 2009 compared to Nine Months Ended March 31, 2008. EBITDA margin represents EBITDA divided by net sales.

(2)  The three months ended March 31, 2009 include $1.0 million related to implementation of our new Oracle accounting and order processing systems and $1.1 million of restructuring expenses related to the Initiative. No such expenses were incurred during the three months ended March 31, 2008. In addition, the three months ended March 31, 2009 and 2008 include $0.1 million and $1.1 million, respectively, of restructuring expenses that are not related to the Initiative. For the three months ended March 31, 2009 and 2008, the various expenses described above reduced operating margin by 1.0% and 0.5%, respectively, and EBITDA margin by 1.1% and 0.5%, respectively.

(3)  The nine months ended March 31, 2009 include (i) $23.3 million of expenses related to the Liz Claiborne license agreement ($18.9 million of which did not require the use of cash in the current period) due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses, (ii) $1.7 million related to implementation of our new Oracle accounting and order processing systems, and (iii) $2.3 million of restructuring expenses related to the Initiative. In addition, the nine months ended March 31, 2009 and 2008 include $1.0 million and $2.1 million, respectively, of restructuring expenses that are not related to the Initiative. For the nine months ended March 31, 2009 and 2008, the various expenses described above reduced operating margin by 3.3% and 0.3%, respectively, and EBITDA margin by 3.4% and 0.2%, respectively.

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

          Our segment reporting has been revised in accordance with the FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to June 30, 2008, we reported our operations under one reporting segment. Effective June 30, 2008, we changed our segment reporting and, accordingly, amounts shown for the three and nine months ended March 31, 2008, have been revised to conform to the current period presentation. See Note 17 to the Notes to Unaudited Consolidated Financial Statements.

          Segment profit excludes depreciation and amortization, interest expense and unallocated corporate expenses, which are shown in the table below reconciling segment profit to consolidated net (loss) income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, and (iv) costs related to the Initiative. Unallocated corporate expenses for the nine months ended March 31, 2009, also include $23.3 million of expenses related to the recent Liz Claiborne license agreement ($18.9 million of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. No expenses related to the Liz Claiborne license agreement were incurred during the three months ended March 31, 2009. Restructuring charges, costs related to the Initiative and expenses related to the Liz Claiborne license agreement are recorded in unallocated corporate expenses as these decisions are centrally directed and controlled, and are not included in internal measures of segment operating performance. We do not have intersegment sales.

          The following table is a comparative summary of our net sales and segment profit by reportable segment for the three and nine months ended March 31, 2009 and 2008 and reflects the basis of presentation described in Note 17 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.
(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Segment Net Sales:
North America Fragrance	$120,056	$114,481	$545,804	$552,682
International	75,210	85,711	281,135	308,789
Other	8,205	10,362	30,724	43,315

Total	$203,471	$210,554	$857,663	$904,786

Segment Profit:
North America Fragrance	$20,845	$17,296	$89,782	$86,565
International	(4,549)	(4,939)	(2,829)	22,562
Other	(5,576)	(1,446)	(10,614)	(4,085)

Total	$10,720	$10,911	$76,339	$105,042

Reconciliation:
Segment Profit	$10,720	$10,911	$76,339	$105,042
Less:
Depreciation and Amortization	6,392	6,298	19,205	18,461
Interest Expense, net	5,643	6,067	19,244	21,821
Unallocated Corporate Expenses	9,443	3,161	46,761 (1)	23,885

(Loss) Income Before Income Taxes	$(10,758)	$(4,615)	$(8,871)	$40,875

(1)  In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown for the nine months ended March 31, 2009 reflect $23.3 million of expenses related to the Liz Claiborne license agreement ($18.9 million of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. No such expenses were incurred during the three months ended March 31, 2009.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

          Net Sales.    Net sales decreased 3.4%, or $7.1 million, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Pricing changes had an immaterial effect on net sales. Excluding the unfavorable impact of foreign currency translation, net sales increased 1.3%, or $2.8 million. The decrease in net sales is primarily due to the unfavorable impact of foreign currency translation and lower sales to travel retail outlets due to a sharp reduction in passenger traffic at airports, as well as to distributor markets. The sales declines affected most distributed and owned or licensed fragrance brands and our skin care and color products. These declines were partially offset by $16.2 million in sales of fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English, the Elizabeth Arden fragrance Pretty, and the 9IX Rocawear fragrance. Additionally, net sales of other Liz Claiborne fragrance brands and the Usher fragrance brands, which we distributed in the prior year period but now manufacture, increased $19.6 million as a result of the June 2008 Liz Claiborne license agreement.

North America Fragrance

          Net sales increased by 4.9%, or $5.6 million. Excluding the unfavorable impact of foreign currency translation, net sales increased 6.5%, or $7.4 million. The higher net sales were primarily due to sales of fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English, and the 9IX Rocawear fragrance, which collectively generated a total of $9.7 million of net sales for this segment. Net sales of other Liz Claiborne fragrance brands and the Usher fragrance brands, which we distributed in the prior year period but now manufacture, increased $17.7 million as a result of the June 2008 Liz Claiborne license agreement. These increases were mostly offset by declines in net sales across our brand portfolio and customer base, and attributable to continued weakness in the North American economy and the related credit constraints of several of our customers.

International

          Net sales decreased 12.3%, or $10.5 million. Excluding the unfavorable impact of foreign currency translation, International net sales decreased 2.8%, or $2.4 million. The sales declines were primarily a result of the unfavorable impact of foreign currency translation, $6.4 million of lower sales to travel retail outlets due to a sharp reduction in passenger traffic at airports, and lower sales to distributor markets associated with credit constraints and continued weakness in the global economy. Partially offsetting the decrease were approximately $3.3 million of increased fragrance sales of Liz Claiborne fragrances internationally.

          Gross Margin.    For the three months ended March 31, 2009 and 2008, gross margins were 43.1%. Increased net sales of Liz Claiborne brands, which as licensed brands reflect higher gross margins than when they were distributed brands, were offset by lower net sales in higher margin international markets and the unfavorable impact of foreign currency translation.

          SG&A.   Selling, general and administrative expenses increased 4.1%, or $3.4 million, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase was principally due to higher advertising costs of $3.0 million primarily to support fragrance launches and higher royalty costs of $2.0 million, primarily related to the recently licensed Liz Claiborne fragrance brands. Partially offsetting the increases were lower sales promotion and direct selling costs of approximately $2.1 million. We also incurred costs of $2.1 million related to restructuring expenses and implementation expenses for our new Oracle accounting and order processing system compared to $1.1 million of restructuring expenses in the prior year period.

Segment Profit

North America Fragrance

          Segment profit increased 20.5%, or $3.5 million, primarily due to higher net sales of the recently licensed Liz Claiborne fragrance brands, which now have higher gross margins as licensed brands, and new fragrance launches, partially offset by advertising costs to support these activities and royalty costs.

International

          Segment profit was relatively flat. Net sales declines and the unfavorable impact of foreign currency translation in the International segment were largely offset by reductions in advertising, direct selling and sales promotion expenses of approximately $9.1 million, and reductions in overhead expenses of approximately $2.9 million.

         Interest Expense.    Interest expense, net of interest income, decreased 7.0%, or $0.4 million, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease was due to lower interest rates under our revolving bank credit facility, mostly offset by higher average borrowings under such credit facility.

          Benefit from Income Taxes.    The effective tax rate, which is calculated as a percentage of the loss before income taxes for the three months ended March 31, 2009, was 65.6 % compared to 17.4% for the three months ended March 31, 2008. The increase in the effective tax rate was mainly due to increased losses before income taxes in our U.S. operations, which are tax-effected at a higher rate, as well as tax adjustments recorded on a discrete basis totaling a net tax benefit of $0.9 million. Based on current estimated earnings contributions from our worldwide affiliates, our expected annualized effective tax rate for the year ending June 30, 2009, will be approximately 70.2%.

          Net Loss.    Net loss for the three months ended March 31, 2009, was approximately $3.7 million, compared to $3.8 million for the three months ended March 31, 2008.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $6.4 million to $1.3 million for the three months ended March 31, 2009, compared to $7.8 million for the three months ended March 31, 2008. The decrease in EBITDA was primarily the result of the lower sales volumes as compared to the prior year, including the unfavorable impact of foreign currency translation, and increased selling, general and administrative costs related to royalties associated with the Liz Claiborne license and advertising costs associated with fragrance launches.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:
(Amounts in thousands)	Three Months Ended

	March 31, 2009	March 31, 2008

Net loss	$(3,704)	$(3,812)
Plus:
Benefit from income taxes	(7,054)	(803)
Interest expense, net	5,643	6,067
Depreciation and amortization	6,392	6,298

EBITDA	$1,277	$7,750

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

          Net Sales.   Net sales decreased 5.2%, or $47.1 million, for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. Pricing changes had an immaterial effect on net sales. Excluding the unfavorable impact of foreign currency translation, net sales decreased 2.3%, or $20.8 million. In addition to the unfavorable impact of the foreign currency translation, the lower net sales were primarily due to certain North American customers reducing basic stock replenishment orders in the second and third quarters of fiscal 2009 to reduce inventory levels in light of current economic conditions. Also contributing to the net sales decline were the credit constraints of various global distributors and customers. The sales declines affected most distributed and owned or licensed fragrance brands and our skin care and color products. Fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English, the 9IX Rocawear fragrance, and the Elizabeth Arden fragrance Pretty, generated a total of $43.2 million of net sales. Net sales of other Liz Claiborne fragrance brands and the Usher fragrance brands that we distributed in the prior year period but now manufacture increased $63.5 million as a result of the June 2008 Liz Claiborne license agreement.

North America Fragrance

          Net sales decreased by 1.2%, or $6.9 million. Excluding the unfavorable impact of foreign currency translation, net sales decreased 0.4%, or $2.3 million. The lower net sales were primarily due to certain North America customers reducing basic stock replenishment orders in the second and third quarters of fiscal 2009 to reduce inventory levels in light of current economic conditions. Also contributing to the net sales decline were credit constraints of certain customers. The sales declines affected most of our distributed and owned or licensed fragrance brands. These declines were partially offset by net sales of fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English, and the 9IX Rocawear fragrance, which collectively generated a total of $32.8 million of net sales. Net sales of other Liz Claiborne fragrance brands and the Usher fragrance brands that we distributed in the prior year period but now manufacture, increased $54.9 million as a result the June 2008 Liz Claiborne license agreement.

International

          Net sales decreased by 9.0%, or $27.7 million. Excluding the unfavorable impact of foreign currency translation, International net sales decreased 1.9%, or $5.9 million. The sales declines were a result of the unfavorable impact of foreign currency translation, $11.6 million of lower net sales to travel retail outlets due to a sharp reduction in passenger traffic at airports, and lower sales associated with the credit constraints of various global distributors. Partially offsetting the decrease were approximately $12.9 million of increased fragrance sales of Liz Claiborne fragrances internationally.

         Gross Margin.     For the nine months ended March 31, 2009 and 2008, gross margins were 40.3% and 41.6%, respectively. Gross margins decreased primarily due to lower sales volumes in our higher margin European and travel retail markets, and a higher proportionate level of lower margin promotional product sales as compared to basic stock products. Gross margins were positively impacted by higher sales of Liz Claiborne brands which, as licensed brands, reflect higher gross margins than when they were distributed brands, net of the $18.9 million charge which did not require the use of cash in the current period and which relates to the Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne licensing agreement.

          SG&A.     Selling, general and administrative expenses increased 7.2%, or $21.3 million, for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. The increase was principally due to (i) higher advertising, promotional and royalty costs of $17.6 million, most of which relate to the Liz Claiborne fragrance brands and new fragrance launches, (ii) restructuring and other costs of $4.0 million related to the Initiative, (iii) transition expenses of $3.4 million related to the June 2008 license of Liz Claiborne fragrance brands, and (iv) the unfavorable impact of foreign currency translation of $3.2 million. These increases were partially offset by lower professional services and payroll related costs of approximately $3.6 million and $1.4 million, respectively.

Segment Profit

North America Fragrance

          Segment profit increased 3.7%, or $3.2 million. The increase in segment profit was mostly due to higher sales of the recently licensed Liz Claiborne fragrance brands, which carry higher gross margins as licensed brands than our distributed fragrance brands, and new fragrance launches. These increases were mostly offset by $21.9 million of (i) higher royalty costs associated with the Liz Claiborne and Usher licenses, and (ii) advertising and promotional costs to support the Liz Claiborne fragrance brands and new product launches.

International

          Segment profit decreased by $25.4 million. The decrease was due to the unfavorable impact of foreign currency translation, lower sales volumes primarily in our higher gross margin European and travel retail markets, and lower gross margins due to a higher proportionate level of promotional product sales as compared to basic stock products.

          Interest Expense.     Interest expense, net of interest income, decreased 11.8%, or $2.6 million, for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. The decrease was due to lower interest rates under our revolving bank credit facility, partially offset by higher average borrowings under such credit facility.

          Benefit from / Provision for Income Taxes.    The effective tax rate, which is calculated as a percentage of the loss before income taxes for the nine months ended March 31, 2009, was 71.2 % compared to 25.8% for the nine months ended March 31, 2008. The increase in the effective tax rate was mainly due to increased losses before income taxes in our U.S. operations which are tax-effected at a higher rate, as well as tax adjustments recorded on a discrete basis totaling a net tax benefit of $1.2 million. Based on current estimated earnings contributions from our worldwide affiliates, our expected annualized effective tax rate for the year ending June 30, 2009 will be approximately 70.2%.

          Net (Loss) Income.   Net loss for the nine months ended March 31, 2009 was approximately $2.6 million compared to net income of $30.3 million for the nine months ended March 31, 2008. The decrease in net income was mainly driven by overall sales and gross margin declines, $23.3 million of high cost inventory charges ($18.9 million of which did not require the use of cash in the current period) and transition expenses related to the recent Liz Claiborne license agreement, and the unfavorable impact of foreign currency translation, partially offset by increased sales of the Liz Claiborne and Usher brands and our newly launched fragrances.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $51.6 million to $29.6 million for the nine months ended March 31, 2009, compared to $81.2 million for the nine months ended March 31, 2008. The decrease in EBITDA was primarily the result of overall net sales and gross margin declines, and $23.3 million of high cost inventory charges and transition expenses related to the Liz Claiborne license agreement and the unfavorable impact of foreign currency translation as discussed above.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:
(Amounts in thousands)	Nine Months Ended

	March 31, 2009	March 31, 2008

Net (loss) income	$(2,554)	$30,337
Plus:
(Benefit from) provision for income taxes	(6,317)	10,538
Interest expense, net	19,244	21,821
Depreciation and amortization	19,205	18,461

EBITDA	$29,578	$81,157

Liquidity and Capital Resources
(Amounts in thousands)	Nine Months Ended

	March 31, 2009	March 31, 2008

Net cash provided by operating activities	$11,847	$25,861
Net cash used in investing activities	(24,072)	(21,939)
Net cash provided by (used in) financing activities	5,174	(5,291)
Net decrease in cash and cash equivalents	(9,141)	(1,895)

          Cash Flows.    For the nine months ended March 31, 2009, net cash provided by operating activities was $11.9 million, as compared to $25.9 million for the nine months ended March 31, 2008. This decrease in cash provided by operating activities was due to lower net income, partially offset by less cash used for working capital requirements. The reduction in working capital requirements during the nine months ended March 31, 2009, resulted from (i) inventory purchases made in June 2008 in connection with the Liz Claiborne license agreement that resulted in reduced purchases in the nine months ended March 31, 2009, and (ii) reductions of other inventory purchases and accounts receivable associated with the lower net sales.

          For the nine months ended March 31, 2009, net cash used in investing activities of $24.1 million was composed of $18.7 million of capital expenditures and the $5.3 million payment of the second installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC. For the nine months ended March 31, 2008, net cash used in investing activities of $21.9 million was composed of $15.5 million of capital expenditures and the $6.4 million payment of the first installment of the Sovereign contingent consideration. The remaining Sovereign contingent consideration of $0.3 million is expected to be paid in September 2009.

          For the nine months ended March 31, 2009, net cash provided by financing activities was $5.2 million, as compared to $5.3 million of net cash used in financing activities for the nine months ended March 31, 2008. During the nine months ended March 31, 2009, borrowings under our credit facility increased by $9.2 million to $128.2 million at March 31, 2009. During the nine months ended March 31, 2008, borrowings under our credit facility increased by $0.2 million to $97.8 million at March 31, 2008. For the nine months ended March 31, 2009, repurchases of common stock totaled $1.6 million compared to $7.4 million for the nine months ended March 31, 2008.

          Interest paid during the nine months ended March 31, 2009, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $6.3 million of interest paid on the borrowings under our credit facility. Interest paid during the nine months ended March 31, 2008, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $8.3 million of interest paid on the borrowings under our credit facility.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness). We were in compliance with all applicable covenants under the credit facility during the nine months ended March 31, 2009.

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. At March 31, 2009, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the nine months ended March 31, 2009 and 2008, the weighted average annual interest rate on borrowings under our credit facility was 2.6% and 3.6%, respectively.

          At March 31, 2009, we had (i) $128.2 million in borrowings and $4.2 million in letters of credit outstanding under the credit facility, (ii) $187.3 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $54.9 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At March 31, 2009, we had outstanding $225.0 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. See Notes 11 and 16 to the Notes to Unaudited Consolidated Financial Statements. The indentures pursuant to which the 7 3/4% senior subordinated notes were issued provide that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indentures generally permit us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indentures generally limit our ability to create liens, merge or transfer or sell assets. The indentures also provide that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indentures).

          Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands, new product launches or distribution arrangements. A further deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our bank credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the revolving credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default under our outstanding 7 3/4% senior subordinated notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

          Repurchases of Common Stock.    On November 5, 2008, our board of directors authorized us to extend our existing $80 million common stock repurchase program through November 30, 2010. As of March 31, 2009, we had repurchased 2,526,238 shares of common stock on the open market under the stock repurchase program, at an average price of $16.98 per share, at a cost of $42.9 million, including sales commissions, leaving $37.1 million available for additional common stock repurchases under the program. During the three months ended March 31, 2009, we purchased 240,000 shares of Common Stock on the open market under the stock repurchase program at an average price of $5.92 per share and at a cost of $1.4 million, including sales commissions. The acquisition of these shares by us was accounted for under the treasury method.

New Accounting Standards

Interim Disclosures About Fair Value of Financial Instruments

          In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (FSP 107-1 and 28-1), amending the disclosure requirements in FASB Statement of Financial Accounting Standards No. 107 and Opinion 28. FSP 107-1 and 28-1 require disclosures about the fair value of financial instruments for interim reporting periods. FSP 107-1 and 28-1 will be effective for us in our fiscal quarter beginning April 1, 2009. We are evaluating the impact of FSP 107-1 and 28-1 on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share."  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 will be effective for us in our fiscal quarter beginning July 1, 2009.  We are evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities

          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for us on January 1, 2009. The adoption of SFAS 161 did not have a material impact on our financial statements. See Note 15 to the Notes to Unaudited Consolidated Financial Statements.

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

Fair Value Measurements

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for us on July 1, 2008. For non-financial assets and liabilities, SFAS 157 will be effective for us on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 14 to the Notes to Unaudited Consolidated Financial Statements. We are evaluating the impact on our consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities.

Useful Life of Intangible Assets

          In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. We are evaluating the impact, if any, of FSP 142-3 on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and Part II, Item 1A -- "Risk Factors" of this quarterly report:

*

factors affecting our relationships with our customers or our customers' businesses, including the absence of contracts with customers, our customers' financial condition, and changes in the retail, fragrance and cosmetic industries, such as the consolidation of retailers and the associated closing of retail doors as well as retailer inventory control practices, including, but not limited to, levels of inventory carried at point of sale and practices used to control inventory shrinkage;

*

our reliance on third-party manufacturers for substantially all of our owned and licensed products and our absence of contracts with suppliers of distributed brands and components for manufacturing of owned and licensed brands;

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
*

risks of international operations, including foreign currency fluctuations, hedging activities, economic and political consequences of terrorist attacks, unfavorable changes in U.S. or international tax laws or regulations, diseases and pandemics, and political instability in certain regions of the world;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2009, we had approximately $128.2 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the three months ended March 31, 2009, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended March 31, 2009 would have increased or decreased by approximately $2.9 million. See Note 10 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 90 countries around the world. During the three and nine months ended March 31, 2009, we derived approximately 42.3% and 37.7%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our results of operations and cash flows used to fund working capital. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in accumulated other comprehensive loss in our consolidated balance sheets.

          As of March 31, 2009, we had notional amounts of 15.0 million Euros and 4.6 million British pounds under open foreign currency contracts that expire between April 30, 2009 and June 30, 2009 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2009, we had notional amounts of 1.4 million Canadian dollars under foreign currency contracts that expire between April 30, 2009 and June 30, 2009 to reduce the exposure of our Canadian subsidiary's cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the contracts expire. The realized gain, net of taxes, recognized during the three and nine months ended March 31, 2009 from the settlements of these contracts, was approximately $3.6 million and $9.2 million, respectively. At March 31, 2009, the unrealized gain associated with these open contracts of approximately $3.5 million (net of taxes of $0.4 million) is included in accumulated other comprehensive loss in our consolidated balance sheet. See Note 15 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of March 31, 2009, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three and nine months ended March 31, 2009, was approximately $0.3 million and $2.9 million, respectively.

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

          The recent, unprecedented turmoil in the U.S. and global economies and credit markets poses various risks to our business, including negatively impacting retailer and consumer confidence and demand for our products, limiting our and our customers' and suppliers' access to credit markets, and interfering with our ability to manage normal commercial relationships with our customers and suppliers. A continued decrease in retailer and consumer confidence and demand for our products could significantly negatively impact our net sales and profitability. The current credit crisis could cause some of our customers to experience cash flow problems, which could adversely affect product orders, payment patterns and default rates and increase our bad debt expense and could adversely affect our access to the capital necessary for our business and our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity as set forth in our credit facility. The general economic slowdown may force our suppliers to reduce production, shut down their operations or file for bankruptcy protection, which could disrupt and have an adverse effect on our business. If the current U.S. and global economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

If our intangible assets, such as trademarks and goodwill, become impaired we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

          Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks, licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. Any such impairment charge could materially reduce our results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended March 31, 2009.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2009 through January 31, 2009	200,000	$5.95	200,000	$37,346,787
February 1, 2009 through February 28, 2009	40,000	$5.78	40,000	$37,115,550
March 1, 2009 through March 31, 2009	--	$--	--	$37,115,550

Totals	240,000	$5.92	240,000	$37,115,550

(1)

On November 5, 2008, our board of directors authorized us to extend our existing $80 million stock repurchase program through November 30, 2010. The stock repurchase program was set to expire on November 30, 2008. The extension of the stock repurchase program was announced on November 6, 2008. All shares purchased during the quarter ended March 31, 2009 were purchased on the open market.

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

45 -

Exhibit Number	Description

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

10.32 +

Termination Agreement between Elizabeth Arden International Sàrl and Jacobus A. J. Steffens dated November 5, 2008 (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2008 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: May 8, 2009	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.