Form 10-K
period 2009-06-30
ELIZABETH ARDEN INC
filed 2009-08-21
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☑ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $270 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $12.61 per share on December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of August 18, 2009, the registrant had 28,866,656 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the Registrant’s fiscal year ended June 30, 2009, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

Elizabeth Arden, Inc.

PART I

ITEM 1.    BUSINESS

General

Elizabeth Arden, Inc. is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Elizabeth Arden branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, Pretty Elizabeth Arden and Elizabeth Arden Mediterranean; the Elizabeth Arden skin care brands: Ceramide, Eight Hour Cream, Intervene and PREVAGE®; and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our prestige fragrance portfolio includes the following celebrity, lifestyle and designer fragrances:

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

In addition to our owned and licensed fragrance brands, we distribute approximately 300 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

We sell our prestige beauty products to retailers and other outlets in the United States and internationally, including;

•	U.S. department stores such as Macy’s, Dillard’s, Belk, JCPenney, Saks, Bloomingdales and Nordstrom;

•	U.S. mass retailers such as Wal-Mart, Target, Sears, Kohl’s, Walgreens, CVS and Marmaxx; and

•	International retailers such as Boots, Debenhams, Sephora, Marionnaud, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige department stores and our fragrances in department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 100 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques, and on the internet.

Our operations are organized into the following reportable segments:

•

North America Fragrance — Our North America Fragrance segment sells fragrances to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico and our Elizabeth Arden branded products to prestige department stores in Canada and Puerto Rico, and to other selected retailers. This segment also includes our e-commerce business.

•

International — Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden branded products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

•

Other — The Other reportable segment sells our Elizabeth Arden branded products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party who licenses the Elizabeth Arden trademark from us.

Financial information relating to our reportable segments is included in Note 19 to the Notes to Consolidated Financial Statements.

Our net sales to customers in the United States and in foreign countries (in U.S. dollars) and net sales as a percentage of consolidated net sales for the years ended June 30, 2009, 2008 and 2007, are listed in the following chart:

	Year Ended June 30,
	2009		2008		2007
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$652.7	61%	$685.4	60%	$706.5	63%
Foreign	417.5	39%	455.7	40%	421.0	37%

Total	$1,070.2	100%	$1,141.1	100%	$1,127.5	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2009, 2008 and 2007, are listed in the following chart:

	Year Ended June 30,
(Amounts in millions)	2009	2008	2007
United Kingdom	$73.6	$85.7	$71.5
Canada	35.2	40.0	31.6
Australia	32.2	40.1	38.8
Spain	21.9	28.1	23.9
China	21.4	16.6	10.5

The financial results of our international operations are subject to volatility due to fluctuations in foreign currency exchange rates, inflation and changes in political and economic conditions in the countries in which we operate. The value of our international assets is also affected by fluctuations in foreign currency exchange rates. For information on the breakdown of our long-lived assets in the United States and internationally and risks associated with our international operations, see Note 19 to the Notes to Consolidated Financial Statements.

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

Business Strategy

Our business strategy is to increase net sales, operating margins and earnings by (a) increasing the sales of the Elizabeth Arden brand through new product innovation, targeting fast-growing geographical markets and leveraging our strength in skin care, (b) increasing the sales of our prestige fragrance portfolio internationally and through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in North America, and (d) implementing initiatives to improve our gross margin, cost structure, working capital efficiency and return on invested capital, as well as improving the effectiveness of our marketing and selling expenditures.

We believe the Elizabeth Arden brand is one of the most widely recognized beauty brands in the world, and we intend to continue to invest behind and grow this brand on a global basis through brand innovation and increased penetration in certain international markets, particularly the Asia-Pacific region, including China, which are experiencing rapid growth. In fiscal 2009, we introduced a number of new Elizabeth Arden branded products, including (i) a new Elizabeth Arden fragrance, Pretty Elizabeth Arden, (ii) PREVAGE® Body, (iii) a mineral-based foundation, and a number of other Elizabeth Arden branded skin care and color products. Our planned launches for fiscal 2010 include PREVAGE® Day SPF 30, a new Ceramide Ultra Moisture Cream and Lotion and flanker fragrances for our key Elizabeth Arden 5th Avenue and Elizabeth Arden green tea fragrances.

In addition, as a result of the Liz Claiborne license, during fiscal 2009 we launched new Juicy Couture fragrances, Viva la Juicy and Dirty English, and a new fragrance under the Usher license. We also launched a new fragrance under our Rocawear fragrance license, 9IX Rocawear, and new fragrances under our Mariah Carey, Giorgio Beverly Hills, Badgley Mischka, and GANT licenses. In fiscal 2010, we expect to launch new fragrances under our Liz Claiborne license, including a Juicy Couture fragrance called Couture Couture, new fragrances under our Usher, Mariah Carey, and Britney Spears licenses, as well as a new Halston fragrance. We have also recently launched our first fragrance under our license with the designer Alberta Ferretti, which is targeted primarily to European markets.

We continue to have a leading market share in the prestige fragrance category with mass retailers in North America and are implementing a number of marketing and product merchandising initiatives intended to expand this category at these retailers. We also continue to dedicate significant resources to further develop this market category and have recently hired new employees to head the sales teams of several of our key customers in this area.

We continue to pursue business efficiencies throughout our company, particularly in the supply chain, distribution, logistics, information technology and finance areas to improve our cash flow, operating margins and profitability and to accommodate the anticipated growth of our business. Our Global Efficiency Re-engineering initiative includes (i) improvements in the efficiency of our supply chain, distribution, logistics and business processes, (ii) a migration to a shared services model to simplify transaction processing by consolidating our primary global transaction processing functions, and (iii) the implementation of an Oracle financial accounting and order processing system. Specifically, during fiscal 2009, we hired new personnel in our supply chain organization, increased our focus on the sales and operations planning processes, consolidated our raw materials and manufacturing vendors, and began implementing a “turnkey” model with our contract manufacturers, who will assume the responsibility for planning, purchasing and warehousing raw materials and components in addition to manufacturing our finished products. In July 2009 we completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in accordance with our projected timeline and plan to complete the remaining portion of the financial accounting system as well as the order processing system in the second half of fiscal 2010. As part of this implementation, we also migrated to a shared services model for our primary global transaction processing functions. We have also increased our focus on specific operational finance initiatives, including improving gross margin and improving the effectiveness of our marketing and selling expenditures.

Recent License Agreements and Acquisitions

Effective June 9, 2008, we became the exclusive, global licensee for the sale, manufacture, distribution and marketing of the Liz Claiborne fragrance brands under a long-term agreement with Liz Claiborne, Inc. and certain of its affiliates. The Liz Claiborne fragrance portfolio consists of the Juicy Couture, Curve by Liz Claiborne, Lucky, Liz, Realities, Bora Bora and Mambo fragrances. In connection with the Liz Claiborne license agreement we also assumed a license for the Usher celebrity fragrances. The Liz Claiborne licensing arrangement should enable us to (i) grow our market share in our North America Fragrance segment, (ii) increase our gross margins in our North America Fragrance segment by converting existing mass customer sales from distribution margins to owned/licensed margins, and (iii) add sales volume to our International segment, particularly with the Juicy Couture fragrance brand.

During the fiscal year ended June 30, 2007, we (i) entered into a license agreement with Procter & Gamble for the license of the Giorgio Beverly Hills fragrance brand, and (ii) completed the acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC, a distributor of prestige fragrances to mass retail customers, allowing us to offer additional fragrance brands to our mass retail customers.

Products

Our net sales of products and net sales of products as a percentage of consolidated net sales for the years ended June 30, 2009, 2008 and 2007, are listed in the following chart.

	Year Ended June 30,
	2009		2008		2007
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$835.3	78%	$845.4	74%	$851.1	75%
Skin Care	175.2	16%	217.6	19%	200.6	18%
Cosmetics	59.7	6%	78.1	7%	75.8	7%

Total	$1,070.2	100%	$1,141.1	100%	$1,127.5	100%

Fragrance.    We offer a wide variety of fragrance products for both men and women, including perfume, cologne, eau de toilette, eau de parfum, body spray and gift sets. Our fragrances are classified into the Elizabeth Arden branded fragrances, celebrity branded fragrances, designer branded fragrances, and lifestyle fragrances. Each fragrance is sold in a variety of sizes and packaging assortments. In addition, we sell bath and body products that are based on the particular fragrance, such as soaps, deodorants, body lotions, gels, creams and dusting powder, to complement the fragrance lines. We sell fragrance products worldwide, primarily to department stores, mass retailers, distributors, perfumeries, boutiques and travel retail outlets. We tailor the size and packaging of the fragrance to suit the particular target customer.

Skin Care.    Our skin care lines are sold under the Elizabeth Arden name and include products such as moisturizers, creams, lotions and cleansers. Our core Elizabeth Arden branded products include Ceramide, PREVAGE®, Eight Hour Cream, and Intervene. Our Ceramide skin care line targets women who are 40 and over. Intervene is our pre-emptive anti-aging skin care line, targeted to the 25 to 39 year old interested in fighting the signs of aging. PREVAGE® is our premium cosmeceutical skin care line. Our Eight Hour Cream franchise has a strong international following. We sell skin care products worldwide, primarily in prestige department and specialty stores, perfumeries and travel retail outlets.

Cosmetics.    We offer a variety of cosmetics under the Elizabeth Arden name, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. The largest component of our cosmetics business is foundations, which we market in conjunction with our Ceramide and Intervene skin care products. We sell our cosmetics internationally and in the United States, primarily in prestige and specialty stores, perfumeries and travel retail outlets.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Red Door Revealed, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden Mediterranean, Pretty Elizabeth Arden, Plump Perfect, Intervene, Millennium, White Shoulders, Halston, Z-14, PS Fine Cologne for Men, Design and Wings. These trademarks are registered or have pending applications in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We are the exclusive worldwide trademark licensee for a number of fragrance brands including:

•	the Elizabeth Taylor fragrances White Diamonds and Elizabeth Taylor’s Passion;

•	the Liz Claiborne fragrances Curve, Realities, Lucky, Mambo and Bora Bora;

•	the Juicy Couture fragrances Juicy Couture, Dirty English and Viva la Juicy;

•	the Mariah Carey fragrance M by Mariah Carey and Luscious Pink;

•	the Usher fragrances He, She, UR for Men, and UR for Women;

•	the Alfred Sung fragrances SUNG Alfred Sung, SHI Alfred Sung and JEWEL Alfred Sung;

•	the designer fragrance brands of Badgley Mischka, Alberta Ferretti, Rocawear, Nanette Lepore, Bob Mackie, Geoffrey Beene and Halston;

•	the Britney Spears fragrances curious Britney Spears, fantasy Britney Spears and Britney Spears believe;

•	the Hilary Duff fragrance with Love…Hilary Duff;

•	the Danielle Steel fragrance Danielle by Danielle Steel; and

•	the Giorgio fragrances Giorgio Beverly Hills and Giorgio Red.

We are the exclusive worldwide licensee for the PREVAGE® skin care line for retail outlets. The Elizabeth Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Britney Spears license terminates in December 2009 and is renewable by us, at our sole option, for a five-year term. The PREVAGE® license terminates in December 2010 and is renewable by us for unlimited five-year terms if certain sales targets are achieved. The license agreement with Liz Claiborne Inc. and its affiliates relating to the Liz Claiborne and Juicy Couture fragrances terminates in December 2017, and is renewable by us for two additional five-year terms, provided specified conditions, including certain sales targets, are met. The other license agreements have terms ranging from 2009 to 2045 and beyond, and, typically, have renewal terms dependent on sales targets being achieved. Most of our license agreements are subject to requirements that we make required royalty payments (which may in some cases be subject to certain minimums), minimum advertising and promotional expenditures and, in some cases, minimum sales requirements.

We also have the right under various exclusive distributor and license agreements, and arrangements to distribute other fragrances in various territories and to use the registered trademarks of third parties in connection with the sale of these products.

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

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including department stores such as Macy’s, Dillard’s, Saks, JCPenney, Belk, Bloomingdales and Nordstrom; specialty stores such as Ulta and Sephora; and mass retailers such as Wal-Mart, Target, Kohl’s, Walgreens, CVS, Marmaxx and Sears; and to international retailers such as Boots, Debenhams, Sephora, Marionnaud, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free. We also sell products to independent fragrance, cosmetic, gift and other stores and through our e-commerce site at www.elizabetharden.com. We currently sell our skin care and cosmetics products in North America primarily in prestige department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 100 other countries worldwide through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through local distributors under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

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

Our ten largest customers accounted for approximately 48% of net sales for the year ended June 30, 2009. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart (including Sam’s Club), which accounted for approximately 16% of our consolidated net sales and approximately 25% of our North America Fragrance segment net sales. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Marketing

Our marketing approach emphasizes a consistent global image for our brands, and each of our fragrance, skin care and cosmetics products is distinctively positioned with specific advertising themes, logos and packaging tailored for that particular product. We utilize our spokesperson, Catherine Zeta-Jones, for most of our classic Elizabeth Arden products and our iconic Red Door symbol to reinforce the Elizabeth Arden brand heritage globally. We use traditional print, television and radio advertising, and point-of-sale merchandising, including displays and sampling, as well as less traditional methods, such as the internet, mobile phones and instant messaging. We work with third party advertising agencies to assist us in our worldwide media planning, which includes developing the media strategy for our brands and assisting us in developing the marketing campaigns for many of our products. We believe these agencies have the expertise to help us effectively market our products. As 2010 marks the 100th anniversary of the Elizabeth Arden brand, we intend to use this landmark event as a platform to launch a multi media advertising and public relations campaign program to increase brand awareness and leverage retail opportunity on a global level.

We focus our Elizabeth Arden skin care and color cosmetics innovation on our three core skin care franchises: Ceramide, PREVAGE®, and Intervene. By aligning our cosmetic product offerings with these franchises, we have simplified our product offerings, reduced excess stock-keeping units (SKUs) and, we believe, more effectively leveraged our advertising and marketing expenditures.

New product introductions are important in attracting consumers to our brands and in creating brand excitement with our retail customers. Our marketing personnel work closely with our retail customers to develop new products and promotions, including extensions of our well-established brands. Our efforts are primarily focused on the identification of consumer needs and shifts in consumer preferences in order to develop new fragrance, skin care and cosmetic products, develop line extensions and promotions, and redesign or reformulate existing products.

Our marketing efforts also benefit from cooperative advertising programs with our retailers, often linked with particular promotions. In our department store and perfumery accounts, we periodically promote our brands with “gift with purchase” and “purchase with purchase” programs. At in-store counters, sales representatives offer personal demonstrations to market individual products. We also engage in extensive sampling programs.

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

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2009, approximately 61% of our net sales were made during the first half of our fiscal year. Due to product innovations and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

Manufacturing, Supply Chain and Logistics

We use third-party suppliers and contract manufacturers in the United States and Europe to obtain substantially all of our raw materials, components and packaging products and to manufacture finished products relating to our owned and licensed brands. Our fragrance and skin care products have primarily been manufactured by Cosmetic Essence, Inc. (CEI), an unrelated third party, in plants located in New Jersey and Roanoke, Virginia, under a manufacturing agreement that expires on January 31, 2010, with pricing based on fixed costs per item. Third parties in Europe also manufacture certain of our fragrance and cosmetic products. We also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

As part of our Global Efficiency Re-engineering project, we recently conducted an extensive review of supply chain functions and are reducing the number of raw material suppliers that we use. In addition, we have also reviewed our contract manufacturers and have begun implementing a “turnkey” manufacturing model with a limited number of manufacturers in the United States and Europe, which includes CEI. Under the “turnkey” manufacturing model, our contract manufacturers will assume responsibility for planning, purchasing and warehousing raw materials and components in addition to manufacturing our finished products. Any supply chain disruptions caused by our supply chain re-engineering efforts may adversely affect our business, prospects, results of operations, financial condition or cash flows.

Except for the CEI manufacturing agreement that expires in January 2010, as is customary in our industry, we generally do not have long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands. We generally make purchases through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Our ten largest fragrance manufacturers or suppliers of brands that are distributed by us on a non-exclusive basis accounted for approximately 38% of our cost of sales for the year ended June 30, 2009. The loss of, or a significant adverse change in our relationship with, any of our key fragrance manufacturers for our owned and licensed brands, such as CEI, or suppliers of our distributed fragrance brands could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory. Our fulfillment operations for Europe are conducted under a logistics services agreement by CEPL, an unrelated third party, at CEPL’s facility in Beville, France. The CEPL agreement expired in June 2008, and we are negotiating an extension of this logistics services agreement through June 2013. While we insure our inventory and the Roanoke facility, the loss of either of these distribution facilities, or the inventory stored in those facilities, would require us to find replacement facilities or inventory and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

In connection with our Global Efficiency Re-engineering initiative, in July 2009 we completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in accordance with our projected timeline and plan to complete the remaining portion of the financial accounting system as well as the order processing system in the second half of fiscal 2010. These implementations are intended to improve key transaction processes and accommodate the anticipated growth of our business. We expect this infrastructure investment to simplify our transaction processing by utilizing a common platform to centralize our primary global transaction processing functions.

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

Employees

As of August 14, 2009, we had approximately 2,178 full-time employees and approximately 368 part-time employees in the United States and 17 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of August 14, 2009 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	50	Chairman, President and Chief Executive Officer
Stephen J. Smith	49	Executive Vice President and Chief Financial Officer
L. Hoy Heise	63	Executive Vice President and Chief Information Officer
Michael H. Lombardi	66	Executive Vice President, Package Design and Innovation
Oscar E. Marina	50	Executive Vice President, General Counsel and Secretary
Elizabeth Park	46	Executive Vice President, Global Marketing, Elizabeth Arden and General Manager — Elizabeth Arden U.S.
Ronald L. Rolleston	53	Executive Vice President, Global Fragrance Marketing
Joel B. Ronkin	41	Executive Vice President, General Manager — North America Fragrances

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

Michael H. Lombardi has served as our Executive Vice President, Package Design and Innovation since November 2007, as our Executive Vice President, Operations from April 2004 to October 2007, as our Senior Vice President, Operations from January 2001 to March 2004. From April 1999 to January 2001, Mr. Lombardi served as Senior Vice President, Marketing/Supply Chain Operations with the Elizabeth Arden Company, a division of Unilever N.V.

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

Elizabeth Park has served as our Executive Vice President, Global Marketing Elizabeth Arden and General Manager — Arden U.S., since April 2006 and as our Senior Vice President, Global Marketing from May 2005 to March 2006. Prior to joining our company, Ms. Park was Senior Vice President Marketing U.S.A. for Lancôme, a division of L’Oreal Products from March 2003 to March 2005. From July 1995 to July 2002, Ms. Park held several marketing management positions with The Estee Lauder Companies.

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

ITEM 1A.    RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition and cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Continued turmoil in the U.S. and global economies and credit markets could negatively impact our business, prospects, results of operations, financial condition or cash flows.

The recent, unprecedented turmoil in the U.S. and global economies and credit markets poses various risks to our business, including negatively impacting retailer and consumer confidence and demand for our products, limiting our and our customers’ and suppliers’ access to credit markets, and interfering with the normal commercial relationships between us and our customers and suppliers. A decrease in retailer and consumer confidence and demand for our products has and could continue to significantly negatively impact our net sales and profitability, including our operating margins and return on invested capital. The current economic and credit crisis could cause some of our customers to experience cash flow problems, which could adversely affect product orders, payment patterns and default rates and increase our bad debt expense and could adversely affect our access to the capital necessary for our business and our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity as set forth in our credit facility. The general economic slowdown may force our suppliers to reduce production, shut down their operations or file for bankruptcy protection, which could disrupt and have an adverse effect on our business. If the current U.S. and global economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

We may be adversely affected by factors affecting our customers’ businesses.

Factors that adversely impact our customers’ businesses may also have an adverse effect on our business, prospects, results of operations, financial condition or cash flows. These factors may include:

•	any reduction in consumer traffic and demand as a result of economic downturns like the current global recession;

•	any credit risks associated with the financial condition of our customers;

•	the effect of consolidation or weakness in the retail industry, including the closure of customer doors and the uncertainty resulting therefrom; and

•

inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space commitment to fragrances and cosmetics and practices used to control inventory shrinkage.

Fluctuations in foreign exchange rates could adversely affect our results of operations and cash flows.

We sell our products in approximately 100 countries around the world. During the years ended June 30, 2009 and 2008 we derived approximately 39% and 40%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars.

Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

We do not have contracts with customers or with suppliers of our distributed brands, so if we cannot maintain and develop relationships with customers and suppliers our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 48% of our net sales in the year ended June 30, 2009. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2009 was Wal-Mart (including Sam’s Club), who, on a global basis, accounted for approximately 16% of our consolidated net sales and approximately 25% of our North America Fragrance segment net sales. In addition, our suppliers of distributed brands, which represented approximately 38% of our cost of sales for fiscal 2009, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We rely on third-party manufacturers and component suppliers for substantially all of our owned and licensed products.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and component suppliers to manufacture substantially all of our owned and licensed products. As part of our Global Efficiency Re-engineering initiative, we are reducing the number of third-party manufacturers and component and materials suppliers that we use, and have begun to implement a “turnkey” manufacturing process in which we now rely on our third-party manufacturers for certain supply chain functions that we previously handled ourselves, such as component and materials planning, purchasing and warehousing. Implementing this “turnkey” manufacturing process has and will continue to require a substantial dedication of management resources. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if we experience any supply chain disruptions caused by our implementation of this “turnkey” manufacturing process or other supply chain projects under our Global Efficiency Re-engineering initiative, or if our manufacturers or component suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of the finished products or the raw materials or components used to make such products.

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

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. U.S. or international general economic downturns, including periods of inflation or high gasoline prices or declining consumer confidence, may affect consumer purchasing patterns and result in reduced net sales to our customers. Sudden disruptions in business conditions due to events such as terrorist attacks, diseases or natural disasters may have a short-term, or sometimes long-term, adverse impact on consumer spending. In addition, any reductions in travel or increases in restrictions on travelers’ ability to transport our products on airplanes due to general economic downturns, diseases, increased security levels, acts of war or terrorism could result in a material decline in the net sales and profitability of our travel retail business.

The beauty industry is highly competitive and if we cannot effectively compete our business and results of operations will suffer.

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty industry is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions and other activities. Also, the trend toward consolidation in the retail trade, particularly in developed, markets such as the United States and Western Europe, has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength. We compete primarily with global prestige beauty companies, some of whom have greater resources than we have and brands with greater name recognition and consumer loyalty than our brands. Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to anticipate and respond to market trends through product innovations and product line extensions. We may incur expenses in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations. These competitive factors, as well as new product risks, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

We have license agreements to manufacture, market and distribute a number of celebrity beauty products, including those of Elizabeth Taylor, Britney Spears, Hilary Duff, Danielle Steel, Mariah Carey and Usher. In fiscal 2009, we derived approximately 21% of our net sales from these celebrity beauty products. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity and the celebrity’s reputation. To the extent that the celebrity fragrance category or a particular celebrity ceases to be appealing to consumers or a celebrity’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially. In addition, under certain circumstances lower net sales may shorten the duration of the applicable license agreement.

We may not be able to successfully and cost-effectively integrate acquired businesses or new brands.

Acquisitions entail numerous integration risks and impose costs on us that could materially and adversely affect our business, prospects, results of operations, financial condition or cash flows, including:

•	difficulties in assimilating acquired operations, products or brands, including disruptions to our operations or the unavailability of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence or assumption of additional debt and liabilities; and

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets.

Our business could be adversely affected if we are unable to successfully protect our intellectual property rights.

The market for our products depends to a significant extent upon the value associated with the trademarks and trade names that we own or license. We own, or have licenses or other rights to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major owned and licensed products both in the U.S. and in other countries where such products are principally sold.

Although most of our brand names are registered in the U.S. and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and trade names may be substantial. We also cannot assure that the owners of the trademarks that we license can or will successfully maintain their intellectual property rights or that we will be able to comply with the terms set forth in the applicable license agreements, including, among other things, payment of minimum royalties, minimum marketing expenses and maintenance of certain levels of sales.

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

If our intangible assets, such as trademarks and goodwill, become impaired, we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks, licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long- term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. Any such impairment charge could materially reduce our results of operations.

We are subject to risks related to our international operations.

We operate on a global basis, with sales in approximately 100 countries. Approximately 39% of our fiscal 2009 net sales were generated outside of the United States. Our international operations could be adversely affected by:

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

At June 30, 2009, we had total debt of approximately $339 million, which primarily includes $225 million in aggregate principal amount outstanding of our 7 3/4% senior subordinated notes and $115 million outstanding under our revolving bank credit facility, both of which have requirements that may limit our operating and financial flexibility. Our indebtedness could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

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

A default under our revolving credit facility could also result in a default under our indenture for our 7 3/4% senior subordinated notes. Upon the occurrence of an event of default under our indenture, all amounts outstanding under our other indebtedness may be declared to be immediately due and payable. If we were unable to repay amounts due on our revolving credit facility, the lenders would have the right to proceed against the collateral granted to them to secure that debt.

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

The manufacturing, distribution, formulation, packaging and advertising of our products and those we distribute are subject to numerous federal, state and foreign governmental regulations. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, our business, prospects, results of operation, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to product liability, trade rules and customs regulations, intellectual property, consumer laws, privacy laws and product regulation, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

The market price of our common stock may fluctuate as a result of a variety of factors.

The market price of our common stock could fluctuate significantly in response to various factors, many of which are beyond our control, including:

•	volatility in the financial markets;

•	actual or anticipated variations in our quarterly or annual financial results;

•	announcements or significant developments with respect to beauty products or the beauty industry in general;

•	general economic and political conditions;

•	governmental policies and regulations; and

•	rating agency actions.

We are subject to risks associated with implementing, managing and maintaining global information systems.

We have information systems that support our business processes, including marketing, sales, order processing, distribution, finance and intracompany communications throughout the world. We have recently completed the first phase of the implementation of an Oracle financial accounting system and expect to complete the second phase of the implementation for the financial accounting system and an order processing system during the second half of fiscal 2010. This implementation has and will continue to require a substantial investment and dedication of management resources. All of our global information systems are susceptible to outages due to fire, floods, tornadoes, hurricanes, power loss, telecommunications failures, and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses and similar disruptions from unauthorized tampering. Our business, prospects, results of operations, financial condition or cash flows may be adversely affected by the occurrence of these or other events that could disrupt or damage our information systems, any failure to properly maintain or upgrade our information systems, or any failure to implement successfully the Oracle financial accounting and order processing system on a timely and cost-effective basis.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

United States.    Our corporate headquarters are located in Miramar, Florida, where we lease approximately 35,000 square feet of general office space. The lease expires in May 2011. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2013. We also lease (i) a 76,000-square foot warehouse in Roanoke to coordinate returns processing that is leased through December 2011, and (ii) a 180,000-square foot warehouse in Roanoke that is leased through February 2012. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease 62,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2011. We lease approximately 33,000 square feet of general offices primarily for our marketing operations in New York City under a lease that expires in April 2016.

International.    Our international operations are headquartered in offices in Geneva, Switzerland that are leased through 2017. We also lease sales offices in Australia, Canada, China, Denmark, France, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain, Taiwan, and the United Kingdom, and a small distribution facility in Puerto Rico. We own a small manufacturing and distribution facility in South Africa primarily to manufacture and distribute local requirements of our products.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to a number of legal actions, proceedings and claims. While any action, proceeding or claim contains an element of uncertainty and it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings and claims, our management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2007 through June 30, 2009.

Quarter Ended	High	Low
6/30/09	$9.54	$5.63
3/31/09	$13.60	$3.93
12/31/08	$19.80	$10.55
9/30/08	$21.79	$14.34
6/30/08	$21.63	$12.81
3/31/08	$20.86	$16.04
12/31/07	$28.05	$19.85
9/30/07	$27.11	$18.21

Holders.    As of August 17, 2009, there were 372 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends.    We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our revolving credit facility and the indenture relating to our 7 3/4% senior subordinated notes due 2014 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and a fixed charge coverage ratio after the payment of the dividends. See Notes 9 and 10 to the Notes to Consolidated Financial Statements

Performance Graph.    The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the companies in the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the five fiscal years from July 1, 2004 through June 30, 2009.

The publicly traded companies in our peer group are Bare Escentuals, Inc., The Estee Lauder Companies Inc., International Flavors and Fragrances, Inc., Inter Parfums, Inc., Physicians Formula Holdings, Inc., and Revlon, Inc. Clarins, S.A. was previously included in our peer group but has been dropped from the peer group as it no longer is publicly-traded. We believe that our peer group is a good representation of beauty companies with similar market capitalizations, channels of distribution and/or products as our company. The graph and table assume that $100 was invested on June 30, 2004 in each of the Russell 2000 Index, the peer group, and our common stock, and that all dividends were reinvested.

[Remainder of page intentionally left blank.]

	Fiscal Year Ended
	June 30,
	2005	2006	2007	2008	2009
Elizabeth Arden, Inc.	$111.17	$84.98	$115.30	$72.15	$41.49
Russell 2000 Index	$109.45	$125.40	$146.01	$122.36	$91.76
Peer Group	$89.28	$83.39	$109.60	$88.56	$62.32

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Year Ended June 30,
(Amounts in thousands, except per share data)	2009		2008		2007		2006		2005
Selected Statement of Operations Data
Net sales	$1,070,225		$1,141,075		$1,127,476		$954,550		$920,538
Gross profit	437,571	(1)	466,118	(3)	461,319		404,072		411,364
Income from operations	10,335	(1)	49,030	(3)	74,006		68,257		78,533
Debt extinguishment charges	—		—		—		758		—
Net (loss) income	(6,163)		19,901		37,334		32,794		37,604

Selected Per Share Data
(Loss) earnings per common share
Basic	$(0.22	)(2)	$0.71	(4)	$1.35	(5)	$1.15	(5)	$1.35	(6)
Diluted	$(0.22	)(2)	$0.68	(4)	$1.30	(5)	$1.10	(5)	$1.25	(6)
Weighted average number of common shares
Basic	27,971		27,981		27,607		28,628		27,792
Diluted	27,971		29,303		28,826		29,818		30,025

Other Data
EBITDA(7)	$36,493		$73,798		$98,524		$89,608		$100,038
Net cash provided by operating activities	36,986		8,037		58,816		65,276		35,549
Net cash used in investing activities	(31,663)		(28,588)		(110,518)		(24,335)		(17,508)
Net cash (used in) provided by financing activities	(7,529)		16,791		53,120		(37,584)		(15,785)

	Year Ended June 30,
	2009		2008		2007		2006		2005
Selected Balance Sheet Data
Cash	$23,102		$26,396		$30,287		$28,466		$25,316
Inventories	318,535		408,563		380,232		269,270		273,343
Working capital	286,612		306,735		298,165		280,942		275,628
Total assets	879,087		970,734		939,175		759,903		719,897
Short-term debt	115,000		119,000		97,640		40,000		47,700
Long-term debt, including current period	223,911		224,957		225,655		225,951		233,802
Shareholders’ equity	336,778		336,601		320,927		277,847		259,200

(1)	For the year ended June 30, 2009, gross profit and income from operations include costs related to the global licensing agreement with Liz Claiborne of $18.9 million (which did not require the use of cash in the current period) for the Liz Claiborne inventory purchased by us at a higher cost prior to the effective date of the license agreement and $4.4 million ($1.0 million in gross profit) of Liz Claiborne transition expenses. In addition, income from operations includes $3.4 million of expenses related to implementation of our Oracle accounting and order processing systems, $3.5 million of restructuring expenses related to our Global Efficiency Re-engineering initiative, and $1.1 million of restructuring expenses that are not related to our Global Efficiency Re-engineering initiative.
(2)	For the year ended June 30, 2009, Liz Claiborne related expenses, Oracle accounting and order processing systems implementation costs and restructuring expenses reduced basic and fully diluted earnings per share by $0.70 and $0.69, respectively. Also, we adopted SFAS 123R, Share-Based Payment, on July 1, 2005, for the year ended June 30, 2006 and subsequent periods. For the year ended June 30, 2009, share-based payment expenses from the application of SFAS 123R reduced basic and fully diluted earnings per share by $0.04.
(3)	For the year ended June 30, 2008, gross profit and income from operations include approximately $15.0 million in costs related to the global licensing agreement with Liz Claiborne including product discontinuation charges. In addition, income from operations includes an additional $12.0 million in Liz Claiborne related costs, and $3.0 million of restructuring expenses including $0.7 million related to our Global Efficiency Re-engineering initiative.
(4)	For the year ended June 30, 2008, Liz Claiborne related costs, including product discontinuation charges, and restructuring expenses reduced basic and fully diluted earnings per share by $0.65 and $0.63, respectively. For the year ended June 30, 2008, share-based payment expenses from the application of SFAS 123R reduced basic and fully diluted earnings per share by $0.14 and $0.13, respectively.

(5)	For the year ended June 30, 2007, share-based payment expenses resulting from the application of SFAS 123R and restructuring charges reduced basic and fully diluted earnings per share by $0.20. For the year ended June 30, 2006, share-based payment expenses resulting from the application of SFAS 123R, restructuring and debt extinguishment charges reduced basic and fully diluted earnings per share by $0.20 and $0.19, respectively.
(6)	Reflects a reduction in basic and fully diluted earnings per share of $0.06 and $0.05, respectively, as a result of the impairment charge related to the sale of the Miami Lakes facility in June 2005.
(7)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	it does not reflect any cash income taxes that we may be required to pay; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net (loss) income, as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2009	2008		2007		2006		2005
Net (loss) income	$(6,163)	$19,901		$37,334		$32,794		$37,604
(Benefit from) provision for income taxes	(8,316)	1,534		7,474		11,281		17,403
Interest expense	24,814	27,595		29,198		23,424		23,526
Depreciation and amortization	26,158	24,768		24,518		22,109		21,505

EBITDA	$36,493 (a)	$73,798	(b)	98,524	(c)	$89,608	(d)	$100,038	(e)

(a)	Includes $23.3 million of Liz Claiborne related costs ($18.9 million of which did not require the use of cash in the current period), $4.6 million of restructuring charges and $3.4 million related to the implementation of our Oracle accounting and order processing systems. Also includes $2.8 million of share-based payment expenses resulting from the application of SFAS 123R.
(b)	Includes $27.0 million of Liz Claiborne related costs and $3.0 million of restructuring charges. Also includes $4.2 million of share-based payment expenses resulting from the application of SFAS 123R.
(c)	Includes $4.7 million of share-based payment expenses resulting from the application of SFAS 123R and $2.1 million of restructuring charges.
(d)	Includes $5.8 million of share-based payment expenses resulting from the application of SFAS 123R, $1.2 million of restructuring charges and $0.8 million of debt extinguishment charges.
(e)	Includes an impairment charge related to the sale of the Miami Lakes facility of $2.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, Pretty Elizabeth Arden, and Elizabeth Arden Mediterranean; the Elizabeth Arden skin care brands: Ceramide, Eight Hour Cream, Intervene, and PREVAGE®; and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our prestige fragrance portfolio also includes the following celebrity, lifestyle and designer fragrances:

Celebrity Fragrances	Elizabeth Taylor’s White Diamonds and Passion, curious Britney Spears, fantasy Britney Spears and Britney Spears believe, with Love...Hilary Duff, Danielle by Danielle Steel, M by Mariah Carey and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, Lucky, PS Fine Cologne for Men, Design and White Shoulders

Designer Fragrances	Juicy Couture, Badgley Mischka, Rocawear, Alberta Ferretti, Alfred Sung, Nannette Lepore, Geoffrey Beene, Halston, Bob Mackie, and GANT

In addition to our owned and licensed fragrance brands, we distribute approximately 300 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

In fiscal 2009, we introduced a number of new Elizabeth Arden branded products, including (i) a new Elizabeth Arden fragrance, Pretty Elizabeth Arden, (ii) PREVAGE® Body, (iii) a mineral-based foundation, and a number of other Elizabeth Arden branded skin care and color products. In addition, as a result of the Liz Claiborne license, during fiscal 2009 we launched new Juicy Couture fragrances, Viva la Juicy and Dirty English, a new fragrance under our Usher License. We also launched a new fragrance under our Rocawear fragrance license, 9IX Rocawear, and new fragrances under our Mariah Carey, Giorgio Beverly Hills, Badgley Mischka, and GANT licenses.

Our business strategy is to increase net sales, operating margins and earnings by (a) increasing the sales of the Elizabeth Arden brand through new product innovation, targeting fast-growing geographical markets and leveraging our strength in skin care, (b) increasing the sales of our prestige fragrance portfolio internationally and through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in North America, and (d) implementing initiatives to improve our gross margin, cost structure, working capital efficiency, and return on invested capital, as well as improving the effectiveness of our marketing and selling expenditure.

We manage our business by evaluating net sales, EBITDA (as defined in Note 7 under Item 6 “Selected Financial Data”), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Information and Factors That May Affect Future Results.”

Effective June 9, 2008, we became the exclusive, global licensee for the sale, manufacture, distribution and marketing of the Liz Claiborne fragrance brands under a long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates. The Liz Claiborne fragrance portfolio consists of the Juicy Couture, Curve by Liz Claiborne, Lucky, Liz, Realities, Bora Bora and Mambo fragrances. In connection with the Liz Claiborne license agreement we also assumed a license for the Usher celebrity fragrances. The Liz Claiborne licensing arrangement should enable us to (i) grow our market share in our North America Fragrance segment, (ii) increase our gross margins in our North America Fragrance segment by converting existing mass customer sales from distribution margins to owned/licensed margins, and (iii) add sales volume to our International segment, particularly with the Juicy Couture fragrance brand.

In fiscal 2009, we incurred transition expenses relating to the Liz Claiborne license agreement of approximately $4.4 million, before taxes. In addition, our gross margins for the first half of fiscal 2009 were impacted by expenses of approximately $18.9 million (which did not require the use of cash in the current period), before taxes, relating to Liz Claiborne inventory that we purchased at a higher cost prior to the effective date of the license agreement. In fiscal 2008, we incurred expenses related to the Liz Claiborne transaction of $19.6 million, before taxes. In addition, in connection with this license we discontinued certain brands and products resulting in a product discontinuation charge in fiscal 2008 of $7.4 million, before taxes.

In fiscal 2007, we commenced a comprehensive review of our global business processes to re-engineer our extended supply chain, distribution, logistics and transaction processing systems. We call this initiative our Global Efficiency Re-engineering initiative. In May 2008, we announced an acceleration of the re-engineering of our extended supply chain functions as well as the realignment of other parts of our organization to better support our new business processes.

In connection with this initiative, in July 2009 we completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in accordance with our projected timeline and plan to complete the remaining portion of the financial accounting system as well as the order processing system in the second half of fiscal 2010. The system is intended to improve key transaction processes and accommodate the anticipated growth of our business. We expect this infrastructure investment to simplify our transaction processing by utilizing a common platform to centralize our primary global transaction processing functions.

As a result of the acceleration of the re-engineering of our extended supply chain functions and the implementation of the Oracle financial accounting and order processing system, and the migration to a shared services transaction processing model we have implemented a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We expect these expenses to be incurred primarily in fiscal years 2009 and 2010 and currently estimate that they will total $12.0 million to $14.0 million before taxes. Through June 30, 2009, we have incurred a total of $7.6 million before taxes, which includes $3.4 million related to our Oracle implementation, and $4.2 million for initiative-related restructuring.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for us on July 1, 2008. For non-financial assets and liabilities, SFAS 157 became effective for us on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 15 to the Notes to Unaudited Consolidated Financial Statements. We are evaluating the impact on our consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities.

Our most critical accounting policies and estimates are described in detail below. See Note 1 to the Notes to Consolidated Financial Statements — “General Information and Summary of Significant Accounting Policies,” for a discussion of these and other accounting polices.

Accounting for Acquisitions and Intangible Assets.    Under the purchase method of accounting for business combinations, the purchase costs, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Commencing on July 1, 2009 we will be adopting Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R).

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

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One of the areas that require more judgment is determining the fair value and useful lives of intangible assets. In this process, we often obtain the assistance of third party valuation firms for certain intangible assets. Because the fair value and the estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. For example, if we discontinue or experience a decline in the profitability of one or more of our brands, the value of the intangible assets associated with those brands or their useful lives may decline, or, certain intangible assets such as the Elizabeth Arden brand trademarks, may no longer be classified as an indefinite-lived asset, which could result in additional charges to net income.

Our intangible assets consist of exclusive brand licenses, trademarks and other intellectual property, customer relationships and lists, noncompete agreements and goodwill. The value of these assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. Goodwill and intangible assets with indefinite lives such as our Elizabeth Arden trademarks, are not amortized, but rather tested for impairment at least annually. We typically perform our annual impairment test during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value.

We have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2009, we completed our annual impairment testing of the Elizabeth Arden trademarks and goodwill with the assistance of a third party valuation firm. In assessing the fair value of these assets, we considered both the market approach and the income approach. Under the market approach, the fair value is based on quoted market prices and the number of shares outstanding of our common stock. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis and assessments of these assets indicated that no impairment adjustment was required as the estimated fair value of these intangible assets exceeded the recorded carrying value. A hypothetical 10% decrease in the fair value of our North America Fragrance reporting unit would not result in an impairment of our goodwill. A hypothetical 10% decrease to the fair value of our Elizabeth Arden trademarks or a hypothetical 1% increase in the discount rate used to estimate fair value would not result in an impairment of our Elizabeth Arden trademarks. However, the capital markets continue to experience substantial volatility and on the date of our annual impairment test and subsequent to that date, our net book value exceeded our market capitalization. In management’s judgment, a significant portion of the recent declines in our stock price is related to the deterioration of macroeconomic conditions, including substantial volatility of the capital markets, and is not reflective of the expected underlying cash flows of our reporting units.

Due to the ongoing uncertainty in capital market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the expected future cash flows of our reporting units and the long-term trends of our market capitalization for the purposes of assessing the carrying value of our goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. If market and economic conditions deteriorate further, this could increase the likelihood of future material non-cash impairment charges to our results of operations related to our goodwill, indefinite-lived Elizabeth Arden trademarks, or other trademarks and intangible assets.

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

Allowances for Sales Returns and Markdowns.    As is customary in the prestige beauty business, we grant certain of our customers, subject to our authorization and approval, the right to either return product for credit against amounts previously billed or to receive a markdown allowance. Upon sale, we record a provision for product returns and markdowns estimated based on our historical and projected experience, economic trends and changes in customer demand. Such provisions and markdown allowances are recorded as a reduction of net sales. Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. As a percentage of gross sales, our expense for returns and markdowns was 8.1%, 7.0% and 6.4% for the fiscal years ending June 30, 2009, 2008 and 2007, respectively. A hypothetical 5% change in the value of our allowance for sales returns and markdowns as of June 30, 2009 would result in a $0.4 million change to net income.

Allowances for Doubtful Accounts Receivable.    We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. It is reasonably likely that actual experience will differ from our estimates, which may result in an increase or decrease in the allowance for doubtful accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made. A hypothetical 5% change in the value of our allowance for doubtful accounts receivable as of June 30, 2009 would result in a $0.1 million change to net income.

Provisions for Inventory Obsolescence.    We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change. If, for example, demand for our products declines or if we decide to discontinue certain products, we may need to increase our provision for inventory obsolescence which would result in additional charges to net income. A hypothetical 5% change in the value of our provision for inventory obsolescence as of June 30, 2009 would result in a $0.6 million change to net income.

Hedge Contracts.    We have designated each qualifying foreign currency contract we have entered into as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the forecasted transaction affects earnings.

Share-Based Compensation.    All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of market-based restricted stock awards is determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Subsequent Events.    Effective June 30, 2009, we adopted Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). Management has evaluated subsequent events through August 21, 2009, which is the date the financial statements were issued. The adoption of the provisions of SFAS 165 did not have an impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table compares our historical results of operations, including as a percentage of net sales, on a consolidated basis, for the years ended June 30, 2009, 2008 and 2007. (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Year Ended June 30,
	2009		2008			2007
Net sales	$1,070,225	100.0%	$1,141,075		100.0%	$1,127,476		100.0%
Cost of sales	632,654	59.1	674,957		59.2	666,157		59.1
Gross profit	437,571	40.9	466,118		40.8	461,319		40.9
Selling, general and administrative expenses	401,078	37.5	392,320		34.4	362,795		32.2
Depreciation and amortization	26,158	2.4	24,768		2.2	24,518		2.2
Income from operations	10,335	1.0	49,030		4.3	74,006		6.6
Interest expense	24,814	2.3	27,595		2.4	29,198		2.6
(Loss) income before income taxes	(14,479)	(1.4)	21,435		1.9	44,808		4.0
(Benefit from) provision for income taxes	(8,316)	(0.8)	1,534		0.1	7,474		0.7
Net (loss) income	(6,163)	(0.6)	19,901		1.7	37,334		3.3

	Year Ended June 30,
	2009		2008			2007
Other data:
EBITDA and EBITDA margin(1)	$36,493 (2)	3.4%	$73,798	(3)	6.5%	$98,524	(4)	8.7%

(1)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 7 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.
(2)

Includes $23.3 million of Liz Claiborne related costs ($18.9 million of which did not require the use of cash in the current period), $4.6 million of restructuring charges and $3.4 million related to the implementation of our Oracle accounting and order processing systems.

(3)	Includes $27.0 million of Liz Claiborne related costs, including product discontinuation charges, and an aggregate of $3.0 million of restructuring charges.
(4)	Includes $2.1 million of restructuring charges.

Our operations are organized into the following reportable segments:

•

North America Fragrance — Our North America Fragrance segment sells fragrances to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico. This segment also sells our Elizabeth Arden products in prestige department stores in Canada and Puerto Rico, and to other selected retailers. This segment also includes our e-commerce business.

•

International — Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

•

Other — The Other reportable segment sells our Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party who licenses the Elizabeth Arden trademark from us.

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

Unallocated corporate expenses for fiscal year 2009 also include $23.3 million of expenses related to the Liz Claiborne license agreement ($18.9 million of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, and transition expenses. Unallocated corporate expenses, including unallocated sales allowances, for fiscal year 2008 also include $27.0 million of expenses related to the Liz Claiborne license agreement, including product discontinuation charges. Restructuring charges, costs related to the Global Re-engineering initiative and expenses related to the Liz Claiborne license agreement are also recorded in unallocated corporate expenses as these decisions are centrally directed and controlled, and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

The following table is a comparative summary of our net sales and segment profit by reportable segment for the years ended June 30, 2009, 2008 and 2007, and reflects the basis of presentation described in Note 1 — “General Information & Summary of Significant Accounting Policies” and Note 19 — “Segment Data and Related Information” to the Notes to Consolidated Financial Statements for all periods presented.

	Year Ended June 30,
(Amounts in thousands)	2009	2008		2007
Segment Net Sales:
North America Fragrance	$662,235	$688,807		$695,983
International	366,361	400,689		366,951
Other	41,629	54,799		64,542

Total	$1,070,225	$1,144,295		$1,127,476

Reconciliation:
Segment Net Sales	$1,070,225	$1,144,295		$1,127,476
Less:
Unallocated Sales Allowances	—	3,220	(2)	—

Net Sales	$1,070,225	$1,141,075		$1,127,476

Segment Profit:
North America Fragrance	$107,289	$116,855		$116,369
International	(2,232)	16,997		21,623
Other	(10,688)	(3,450)		(1,088)

Total	$94,369	$130,402		$136,904

Reconciliation:
Segment Profit	$94,369	$130,402		$136,904
Less:
Depreciation and Amortization	26,158	24,768		24,518
Interest expense	24,814	27,595		29,198
Unallocated Corporate Expenses	57,876 (1)	56,604	(2)	38,380

(Loss) Income Before Income Taxes	$(14,479)	$21,435		$44,808

(1)

In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. In connection with this new license, we discontinued certain brands and products. Amounts shown for the year ended June 30, 2009 reflect $23.3 million of expenses related to the Liz Claiborne license agreement

($18.9 million of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses, $4.6 million of restructuring charges, including $3.5 million of restructuring expenses related to our Global Efficiency Re-engineering initiative, and $3.4 million of expenses related to the implementation of our Oracle accounting and order processing systems.

(2)	Amounts shown for the year ended June 30, 2008, reflect $27.0 million of expenses, including unallocated sales allowances and product discontinuation charges related to the Liz Claiborne license agreement, and $3.0 million of restructuring expenses, including $0.7 million related to our Global Efficiency Re-engineering initiative.

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Net Sales.    Net sales decreased 6.2% or $70.9 million, for the year ended June 30, 2009, compared to the year ended June 30, 2008. Excluding the unfavorable impact of foreign currency translation, net sales decreased 3.0%, or $34.5 million. In addition to the unfavorable impact of the foreign currency translation, the lower net sales were primarily due to certain North American customers reducing basic stock replenishment orders to reduce inventory levels in light of weak economic conditions. Also contributing to the net sales decline were the credit constraints of various distributors and customers globally. The sales declines affected most distributed and owned or licensed fragrance brands and our skin care and color products. Fragrances launched since the prior year period, including the Juicy Couture fragrances Viva La Juicy and Dirty English, the 9IX Rocawear fragrance, and the Elizabeth Arden fragrance, Pretty Elizabeth Arden, generated a total of $62.6 million of net sales. Net sales of other Liz Claiborne fragrance brands and the Usher fragrance brands that we distributed in the prior year period but now manufacture increased $70.3 million as a result of the June 2008 Liz Claiborne license agreement. Pricing changes had an immaterial effect on net sales.

North America Fragrance

Net sales decreased by 3.9%, or $26.6 million. Excluding the unfavorable impact of foreign currency translation, net sales decreased 3.1%, or $21.1 million. The lower net sales were primarily due to certain customers reducing basic stock replenishment orders to reduce inventory levels in light of weak economic conditions. Also contributing to the net sales decline were credit constraints of certain customers. The sales declines affected most of our distributed and owned or licensed fragrance brands. These declines were partially offset by net sales of fragrances launched since the prior year, including the Juicy Couture fragrances Viva La Juicy and Dirty English, the 9IX Rocawear fragrance, and the Elizabeth Arden fragrance, Pretty Elizabeth Arden, which collectively generated a total of $46.1 million of net sales for this segment. Net sales of other Liz Claiborne fragrance brands and the Usher fragrance brands that we distributed in the prior year period but now manufacture, increased $58.8 million as a result of the June 2008 Liz Claiborne license agreement.

International

Net sales decreased by 8.6%, or $34.3 million. Excluding the unfavorable impact of foreign currency translation, International net sales decreased 0.9%, or $3.5 million. The sales declines included $29.1 million of lower net sales to travel retail outlets due to a sharp reduction in passenger traffic at airports as a result of the global recession, and lower sales associated with the credit constraints of various distributors globally. Partially offsetting the decrease were approximately $17.2 million of increased Liz Claiborne fragrance sales, including sales from the launches of Viva La Juicy and Dirty English.

Other

Net sales decreased by 24.0%, or $13.2 million. The sales decline was primarily due to lower sales of Elizabeth Arden branded products as a result of certain customers reducing basic stock replenishment orders to reduce inventory levels in light of weak economic conditions and door closings at several department stores.

Gross Margin.    For the year ended June 30, 2009 and 2008, gross margins were 40.9% and 40.8%, respectively. The slight increase in gross margin was due to higher sales of Liz Claiborne brands which, as licensed brands, reflect higher gross margins than when they were distributed brands, net of the $18.9 million charge (which did not require the use of cash in fiscal 2009) related to the Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne licensing agreement. This positive factor was mostly offset by the unfavorable impact of foreign currency translation, lower sales volumes in our higher margin European and travel retail markets, and a higher proportion of lower margin promotional product sales as compared to basic stock products.

SG&A.    Selling, general and administrative expenses increased 2.2%, or $8.8 million, for the year ended June 30, 2009, compared to the year ended June 30, 2008. The increase was principally due to (i) higher advertising, promotional and royalty costs of $13.0 million, most of which related to the Liz Claiborne fragrance brands and new fragrance launches, (ii) costs of $6.9 million related to the Global Efficiency Re-Engineering initiative as compared to $0.7 million in the prior year, and (iii) transition expenses of $3.4 million related to the June 2008 license of the Liz Claiborne fragrance brands. These increases were partially offset by $9.3 million of lower general and administrative expenses in fiscal 2009 primarily travel-related, professional service, and payroll costs (including incentive compensation related). In addition, fiscal 2009 included $1.1 million of restructuring expenses not related to the Global Re-engineering initiative as compared to $2.3 million in the prior year.

Segment Profit

North America Fragrance

Segment profit decreased 8.2%, or $9.6 million. The decrease in segment profit was mostly due to lower sales. Segment profit was also impacted by higher advertising and promotional costs to support the Liz Claiborne fragrance brands and new product launches, and higher royalty costs associated with the Liz Claiborne and Usher licenses. Partially offsetting these negative impacts were higher sales of the recently licensed Liz Claiborne fragrance brands, which carry higher gross margins as licensed brands than our distributed fragrance brands.

International

Segment loss was $2.2 million, which is a decrease of $19.2 million from the prior year profit of $17.0 million. The decrease was due to the unfavorable impact of foreign currency translation, lower sales primarily in our higher gross margin European and travel retail markets, and lower gross margins due to a higher proportion of promotional product sales as compared to basic stock products.

Other

Segment loss increased by $7.2 million primarily due to lower sales.

Interest Expense.    Interest expense, net of interest income, decreased 10.1%, or $2.8 million, for the year ended June 30, 2009, compared to the year ended June 30, 2008. The decrease was due to lower interest rates under our revolving bank credit facility.

Benefit from/Provision for Income Taxes.    A benefit from income taxes of $8.3 million was recorded for the year ended June 30, 2009, compared to a provision for income taxes of $1.5 million for the year ended June 30, 2008. The decrease in the provision was due to lower income from operations. The effective tax rate, which is calculated as a percentage of the (loss) income before income taxes for the year ended June 30, 2009, was 57.4%, compared to 7.2% for the year ended June 30, 2008. The increase in the effective tax rate was mainly due to increased losses being incurred in the U.S. which are tax-effected at a higher rate than the international operations, as well as adjustments to record a net tax benefit from research and development and foreign tax credits attributable to prior years through the year ended June 30, 2009. The tax benefit was partially offset by valuation allowances associated with net operating losses generated by certain international subsidiaries, as well as by changes to statutory tax rates. See Note 12 to the Notes to Consolidated Financial Statements.

Net (Loss) Income.    Net loss for the year ended June 30, 2009 was $6.2 million compared to net income of $19.9 million for the year ended June 30, 2008. The decrease in net income was mainly driven by overall sales declines, and the unfavorable impact of foreign currency translation, partially offset by increased sales of the Liz Claiborne and Usher brands and our newly launched fragrances.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) decreased by $37.3 million to $36.5 million for the year ended June 30, 2009, compared to $73.8 million for the year ended June 30, 2008. The decrease in EBITDA was primarily the result of overall net sales declines, and the unfavorable impact of foreign currency translation as discussed above. For a reconciliation of net income to EBITDA for the years ended June 30, 2009 and 2008, see Note 7 under Item 6 “Selected Financial Data.”

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Net Sales.    Net sales increased 1.2%, or $13.6 million, for the year ended June 30, 2008, compared to the year ended June 30, 2007. Excluding the favorable impact of foreign currency translation, net sales decreased 0.4%. Increased sales of $44.1 million due to (i) the fragrance launch of M by Mariah Carey and (ii) increased sales of the Giorgio Beverly Hills brands resulting from the license agreement signed in December 2006, and (iii) increased sales of Elizabeth Arden branded skin care products of $17.0 million were offset by a weakening retail environment which contributed to a decline in sales of certain other fragrance brands and higher sales allowances given primarily to certain of our European customers. Pricing changes had an immaterial effect on net sales.

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

International

Net sales increased by 9.2%, or $33.7 million. Excluding the impact of foreign currency translation, International net sales increased 4.2%. In addition to foreign currency translation, the net sales increase resulted from increased sales of $20.5 million due to (i) the fragrance launch of M by Mariah Carey and (ii) increased sales of the Giorgio Beverly Hills brands, and an increase of $14.3 million over the prior year of sales of Elizabeth Arden branded skin care and color products. Net sales were adversely affected by higher sales allowances given primarily to European mass market customers to increase sales of certain older brands and in response to a weakening retail environment.

Other

Net sales decreased by 15.1%, or $9.7 million, primarily as a result of lower sales of Elizabeth Arden branded products due to a weak retail environment.

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

Other

Segment losses increased by $2.4 million primarily due to lower sales of Elizabeth Arden branded products partially offset by lower general and administrative expenses.

Interest Expense.    Interest expense, net of interest income, decreased by 5.5% for the year ended June 30, 2008, compared to the year ended June 30, 2007. The decrease was primarily a result of lower interest rates under our revolving bank credit facility.

Provision for Income Taxes.    A provision for income taxes of $1.5 million was recorded for the year ended June 30, 2008, compared to $7.5 million for the year ended June 30, 2007. The decrease in the provision for income taxes was due to lower income from operations generated in the year ended June 30, 2008, mostly in the U.S. and primarily as the result of $27.0 million in Liz Claiborne related expenses, including product discontinuation charges. The effective tax rate calculated as a percentage of income before income taxes for the year ended June 30, 2008 was 7.2%, compared to 16.7% for the year ended June 30, 2007. The decrease in the effective tax rate is due to a significant loss being incurred in the U.S., which has a higher tax rate than our international operations, primarily as a result of the Liz Claiborne related expenses, including product discontinuation charges. See Note 12 to the Notes to Consolidated Financial Statements.

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

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. In the year ended June 30, 2009, 61% of our net sales were made during the first half of the fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Year Ended June 30,
(Amounts in thousands)	2009	2008	2007
Net cash provided by operating activities	$36,986	$8,037	$58,816
Net cash used in investing activities	(31,663)	(28,588)	(110,518)
Net cash (used in) provided by financing activities	(7,529)	16,791	53,120
Net (decrease) increase in cash and cash equivalents	(3,294)	(3,891)	1,821

Cash Flows.    For the year ended June 30, 2009, net cash provided by operating activities was $37.0 million, as compared to $8.0 million for the year ended June 30, 2008. This increase in cash provided by operating activities was due to less cash used for working capital requirements partially offset by lower net income. The reduction in working capital requirements during the year ended June 30, 2009, resulted from (i) reductions in inventory purchases due in part to our Global Efficiency Re-Engineering initiative as well as inventory purchases made in June 2008 in connection with the Liz Claiborne license agreement, and (ii) reductions of accounts receivable associated with the lower net sales, partially offset by (iii) a decrease in accounts payable of $50.8 million due to the timing of payments and reductions in inventory purchases.

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

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2009, 2008 and 2007:

	Year Ended June 30,
(Amounts in thousands)	2009	2008	2007
Additions to property and equipment	$(26,330)	$(22,155)	$(19,031)
Acquisition of licenses and distributor assets	(5,333)	(6,433)	(91,487)

Total	$(31,663)	$(28,588)	$(110,518)

For the year ended June 30, 2009, net cash used in investing activities of $31.7 million was composed of approximately $26.3 million of capital expenditures primarily for the implementation of the Oracle financial accounting and order processing system, in-store counters and displays, tools and molds, and computer hardware and software. In addition, net cash used in investing activities included the $5.3 million payment of the second installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC. The remaining Sovereign Sales contingent consideration of $0.3 million will be paid in September 2009.

For the year ended June 30, 2008, net cash used in investing activities was $28.6 million, as compared to $110.5 million for the year ended June 30, 2007. The decrease in net cash used in investing activities is primarily a result of $90.0 million in cash paid in connection with the Sovereign Sales acquisition in August 2006. Cash used in investing activities for the year ended June 30, 2008, included $6.3 million paid to settle the first installment of contingent consideration associated with the Sovereign Sales acquisition, and $22.2 million related to capital expenditures, primarily for computer hardware and software, tools and molds, in-store counters, and leasehold improvements.

We currently expect to incur between $30 million and $35 million in capital expenditures in the year ending June 30, 2010, primarily for (i) the implementation of the second phase of the Oracle financial accounting and order processing system, (ii) in-store counters and displays and (iii) computer hardware and software.

For the year ended June 30, 2009, net cash used in financing activities was $7.5 million, as compared to net cash provided by financing activities of $16.8 million for the year ended June 30, 2008. During the year ended June 30, 2009, borrowings under our credit facility decreased by $4.0 million to $115.0 million at June 30, 2009, and we also made payments under capital lease obligations of $2.0 million. During the year ended June 30, 2008, borrowings under our credit facility increased by $21.0 million to $119.0 million at June 30, 2008, primarily due to our purchase of inventory from Liz Claiborne in connection with our license agreement. For the year ended June 30, 2009, repurchases of common stock totaled $1.6 million compared to $7.4 million for the year ended June 30, 2008.

For the year ended June 30, 2008, net cash provided by financing activities was $16.8 million, as compared to $53.1 million for the year ended June 30, 2007. The decrease in net cash provided by financing activities was primarily due to additional borrowings under our credit facility during fiscal 2007, used to fund a portion of the purchase price for the Sovereign Sales acquisition, partially offset by additional borrowings under our credit facility during fiscal 2008 associated with the Liz Claiborne license agreement.

Interest paid during the year ended June 30, 2009, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $7.0 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2008, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $9.5 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2007, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes and $11.0 million of interest paid on the borrowings under our credit facility.

Debt and Contractual Financial Obligations and Commitments.    At June 30, 2009, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including current portion(1)	$225,545	$545	$—	$225,000	$—
Interest payments on long-term debt(2)	77,029	17,449	34,876	24,704	—
Operating lease obligations	53,808	16,634	24,156	9,334	3,684
Capital lease obligations	2,164	2,134	30	—	—
Purchase obligations(3)	320,538	171,353	54,560	35,625	59,000
Other long-term obligations(4)	10,183	—	10,183	—	—

Total	$689,267	$208,115	$123,805	$294,663	$62,684

(1)

Total scheduled maturities do not include $1.6 million of swap termination costs that were recorded as a reduction to long-term debt are amortized to interest expense over the remaining life of the 7 3/4% senior subordinated notes due 2014.

(2)

Consists of interest at the rate of 7 3/4% per annum on the $225 million aggregate principal amount of 7 3/4% senior subordinated notes and interest at the rate of 4.15% per annum on the Riviera Term Note. See Note 10 to the Notes to Consolidated Financial Statements.

(3)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(4)	Excludes $5.4 million of gross unrecognized tax benefits that, if not realized, would result in cash payments. We cannot currently estimate when, or if, the payments will be due. See Note 12 to the Notes to Consolidated Financial Statements.

Future Liquidity and Capital Needs.    Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, new product launches, additional brand acquisitions or product licensing and distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase our common stock and senior subordinated notes. We have historically financed our working capital needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

We have a revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. See Note 9 to the Notes to Consolidated Financial Statements. In order to accommodate the increased working capital requirements associated with the growth of our business, in July 2008, the credit facility was amended to increase its size from $250 million to $325 million, with a $25 million sub-limit for letters of credit. Under the terms of the credit facility we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility expires in December 2012.

The credit facility is guaranteed by all of our U.S. subsidiaries and is collateralized by a first priority lien on all of our U.S., Canada and Puerto Rico accounts receivable and U.S. inventory.

Borrowings under the credit facility are limited to 85.0% of eligible accounts receivable and 85.0% of the appraised net liquidation value of our inventory, as determined pursuant to the terms of the credit facility; provided, however, that pursuant to the terms of the July 2008 amendment, from August 15 to October 31 of each year our borrowing base is temporarily increased by up to $25 million. Our obligations under the credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness). We were in compliance with all applicable covenants under the credit facility for the year ended June 30, 2009.

Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. At June 30, 2009, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the years ended June 30, 2009 and 2008, the weighted average annual interest rate on borrowings under our credit facility was 5.3% and 6.1%, respectively. The interest rates payable by us on our 7 3/4% senior subordinated notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions.

At June 30, 2009, we had (i) $115.0 million in borrowings and $4.5 million in letters of credit outstanding under the credit facility, (ii) $163.4 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $48.4 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

At June 30, 2009, we had outstanding $225.0 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. See Note 10 to Consolidated Financial Statements. The indenture pursuant to which the 7 3/4% senior subordinated notes were issued provides that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indenture generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture).

Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands, new product launches or licensing or distribution arrangements. A further deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our bank credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the revolving credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default under our outstanding 7 3/4% senior subordinated notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

Repurchases of Common Stock.    On November 5, 2008, our board of directors authorized us to extend our existing $80 million common stock repurchase program through November 30, 2010. As of June 30, 2009, we had repurchased 2,526,238 shares of common stock on the open market under the stock repurchase program, at an average price of $16.98 per share, at a cost of $42.9 million, including sales commissions, leaving $37.1 million available for additional common stock repurchases under the program. For the year ended June 30, 2009, we purchased 253,300 shares of Common Stock on the open market under the stock repurchase program at an average price of $6.18 per share and at a cost of $1.6 million, including sales commissions. The acquisition of these shares by us was accounted for under the treasury method.

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

New Accounting Standards

Subsequent Events

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Effective June 30, 2009, we adopted SFAS 165. The adoption of the provisions of SFAS 165 did not have a significant impact on our consolidated financial statements

Accounting Standards Codification

In June 2009, the FASB voted to approve the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification will be effective for us commencing with our fiscal quarter beginning July 1, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database. The Codification is expected to become the single source of authoritative U.S. generally accepted accounting principles applicable for all nongovernmental entities, except for rules and interpretive releases of the Securities and Exchange Commission.

Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (FSP 107-1 and 28-1), amending the disclosure requirements in FASB Statement of Financial Accounting Standards No. 107 and Opinion 28. FSP 107-1 and 28-1 require disclosures about the fair value of financial instruments for interim reporting periods. The disclosures under FSP 107-1 and 28-1 will be required commencing with our fiscal quarter beginning July 1, 2009.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective for us in our fiscal quarter beginning July 1, 2009. FSP EITF 03-6-1 will not have a material impact on our consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 was effective for us on November 17, 2008. The adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for us on January 1, 2009. The adoption of SFAS 161 did not have a material impact on our consolidated financial statements. See Note 16 to the Notes to Consolidated Financial Statements.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for acquisitions that occur after July 1, 2009.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for us on July 1, 2008. For non-financial assets and liabilities, SFAS 157 became effective for us on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 15 to the Notes to Consolidated Financial Statements. We are evaluating the impact on our consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities.

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. FSP 142-3 is effective for us beginning July 1, 2009. We are evaluating the impact, if any, of FSP 142-3 on our consolidated financial statements.

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

•

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact retailer and/or consumer confidence and demand, such as the current global recession;

•	our ability to protect our intellectual property rights;

•	the success, or changes in the timing or scope of, our new product launches, advertising and merchandising programs;

•	the quality, safety and efficacy of our products;

•	the impact of competitive products and pricing;

•

our ability to (i) implement our growth strategy and acquire or license additional brands or secure additional distribution arrangements, (ii) successfully and cost-effectively integrate acquired businesses or new brands, and (iii) finance our growth strategy and our working capital requirements;

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

•

the success of, and costs associated with, our Global Efficiency Re-engineering initiative, including our transition to a turnkey manufacturing process and our implementation of a new Oracle financial accounting and order processing system, and related restructuring plan;

•

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2009, we had $115.0 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the year ended June 30, 2009, and assuming there had been a two percentage point (200 basis points) change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2009 would have increased or decreased by $2.3 million. See Note 9 to the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 100 countries around the world. During the years ended June 30, 2009 and 2008 we derived approximately 39% and 40%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

As of June 30, 2009, our subsidiaries outside the United States held 27.9% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in accumulated other comprehensive loss in our consolidated balance sheets.

As of June 30, 2009, we had notional amounts of 15.3 million British pounds under foreign currency contracts that expire between July 31, 2009 and May 30, 2011 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2009, we had notional amounts of 13.2 million Canadian dollars under foreign currency contracts that expire between July 31, 2009 and May 30, 2011 to reduce the exposure of our Canadian subsidiary’s cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings. The realized gain, net of taxes, recognized during the year ended June 30, 2009 from the settlements of these contracts, was approximately $13.5 million. At June 30, 2009, the unrealized loss, net of taxes, associated with these open contracts of $22,000 is included in other comprehensive (loss) income in our consolidated balance sheet.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries’ net balance sheets to fluctuations in foreign currency rates. As of June 30, 2009, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the year ended June 30, 2009, was $2.9 million.

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

REPORT OF MANAGEMENT

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2009 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of the other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements that appear in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, has issued an unqualified attestation on the Company’s internal control over financial reporting as of June 30, 2009, as stated in their report which is included herein.

/s/ E. Scott Beattie	/s/ Stephen J. Smith
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    Elizabeth Arden, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
August 21, 2009

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except shares and par value)

	As of
	June 30, 2009	June 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$23,102	$26,396
Accounts receivable, net	190,273	217,446
Inventories	318,535	408,563
Deferred income taxes	11,804	14,785
Prepaid expenses and other assets	50,024	24,607

Total current assets	593,738	691,797
Property and equipment, net	64,110	52,148
Exclusive brand licenses, trademarks and intangibles, net	207,375	221,253
Debt financing costs, net	4,705	4,952
Deferred income taxes	8,565	—
Other	594	584

Total assets	$879,087	$970,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$115,000	$119,000
Accounts payable — trade	121,413	170,440
Other payables and accrued expenses	70,168	94,361
Current portion of long-term debt	545	1,261

Total current liabilities	307,126	385,062

Long-term Liabilities
Long-term debt	223,366	223,696
Deferred income taxes and other liabilities	11,817	25,375

Total long-term liabilities	235,183	249,071

Total liabilities	542,309	634,133

Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 31,444,935 and 31,157,057 shares issued, respectively	316	312
Additional paid-in capital	285,847	280,973
Retained earnings	99,413	105,576
Treasury stock (2,728,329 and 2,475,129 shares at cost, respectively)	(47,334)	(45,768)
Accumulated other comprehensive loss	(1,464)	(4,492)

Total shareholders’ equity	336,778	336,601

Total liabilities and shareholders’ equity	$879,087	$970,734

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended June 30,
	2009	2008	2007
Net sales	$1,070,225	$1,141,075	$1,127,476
Cost of sales (excludes depreciation of $4,146, $4,245 and $3,640, respectively)	632,654	674,957	666,157

Gross profit	437,571	466,118	461,319
Operating expenses
Selling, general and administrative	401,078	392,320	362,795
Depreciation and amortization	26,158	24,768	24,518

Total operating expenses	427,236	417,088	387,313

Income from operations	10,335	49,030	74,006
Other expense
Interest expense	24,814	27,595	29,198

Other expense, net	24,814	27,595	29,198

(Loss) income before income taxes	(14,479)	21,435	44,808
(Benefit from) provision for income taxes	(8,316)	1,534	7,474

Net (loss) income	$(6,163)	$19,901	$37,334

Net (loss) earnings per common share:
Basic	$(0.22)	$0.71	$1.35

Diluted	$(0.22)	$0.68	$1.30

Weighted average number of common shares:
Basic	27,971	27,981	27,607

Diluted	27,971	29,303	28,826

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2006	29,869	$299	$252,565	$48,341	(1,338)	$(25,339)	$1,981	$277,847
Issuance of common stock upon exercise of stock options	260	3	3,109	—	—	—	—	3,112
Issuance of common stock for employee stock purchase plan	93	1	1,445	—	—	—	—	1,446
Issuance of restricted stock, net of forfeitures	251	2	(2)	—	—	—	—	—
Amortization of share-based awards	—	—	8,128	—	—	—	—	8,128
Repurchase of common stock	—	—	—	—	(524)	(8,540)	—	(8,540)
Comprehensive income:
Net income	—	—	—	37,334	—	—	—	37,334

Foreign currency translation adjustments	—	—	—	—	—	—	2,577	2,577

Disclosure of reclassification amounts, net of taxes (8% tax rate):
Unrealized hedging loss arising during the period	—	—	—	—	—	—	(3,337)	(3,337)
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	2,360	2,360

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(977)	(977)

Total comprehensive income	—	—	—	37,334		—	1,600	38,934

Balance at June 30, 2007	30,473	$305	$265,245	$85,675	(1,862)	$(33,879)	$3,581	$320,927

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(Amounts in thousands)

			Additional Paid-in Capital				Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2007	30,473	$305	$265,245	$85,675	(1,862)	$(33,879)	$3,581	$320,927
Issuance of common stock upon exercise of stock options	524	5	6,823	—	(202)	(4,450)	—	2,378
Issuance of common stock for employee stock purchase plan	110	1	1,718	—	—	—	—	1,719
Issuance of restricted stock, net of forfeitures	50	1	(1)	—	—	—	—	—
Amortization of share-based awards	—	—	7,188	—	—	—	—	7,188
Repurchase of common stock	—	—	—	—	(411)	(7,439)	—	(7,439)
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	19,901	—	—	—	19,901

Foreign currency translation adjustments	—	—	—	—	—	—	95	95

Disclosure of reclassification amounts, net of taxes (10% tax rate):
Unrealized hedging loss arising during the period	—	—	—	—	—	—	(16,659)	(16,659)
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	8,491	8,491

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(8,168)	(8,168)

Total comprehensive income (loss)	—	—	—	19,901		—	(8,073)	11,828

Balance at June 30, 2008	31,157	$312	$280,973	$105,576	(2,475)	$(45,768)	$(4,492)	$336,601

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2008	31,157	$312	$280,973	$105,576	(2,475)	$(45,768)	$(4,492)	$336,601
Issuance of common stock upon exercise of stock options	62	1	667	—	—	—	—	668
Issuance of common stock for employee stock purchase plan	176	2	1,388	—	—	—	—	1,390
Issuance of restricted stock, net of forfeitures	50	1	(1)	—	—	—	—	—
Amortization of share-based awards	—	—	2,820	—	—	—	—	2,820
Repurchase of common stock	—	—	—	—	(253)	(1,566)	—	(1,566)
Comprehensive income:	—	—	—	—	—	—	—	—
Net loss	—	—	—	(6,163)	—	—	—	(6,163)

Foreign currency translation adjustments	—	—	—	—	—	—	(6,483)	(6,483)

Disclosure of reclassification amounts, net of taxes (10% tax rate):
Unrealized hedging gain arising during the period	—	—	—	—	—	—	22,974	22,974
Less: reclassification adjustment for hedging gains included in net income	—	—	—	—	—	—	(13,463)	(13,463)

Net unrealized cash flow hedging gain	—	—	—	—	—	—	9,511	9,511

Total comprehensive income (loss)	—	—	—	(6,163)	—		3,028	(3,135)

Balance at June 30, 2009	31,445	$316	$285,847	$99,413	(2,728)	$(47,334)	$(1,464)	$336,778

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2009	2008	2007
Operating activities:
Net (loss) income	$(6,163)	$19,901	$37,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,158	24,768	24,518
Amortization of senior note offering, credit facility and swap termination costs	1,437	1,225	1,324
Amortization of share-based awards	2,820	7,188	8,128
Deferred income taxes	(11,515)	(5,033)	2,136
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	22,479	(2,474)	(35,556)
Decrease (increase) in inventories	88,143	(28,331)	(44,945)
Increase in prepaid expenses and other assets	(32,054)	(2,597)	(1,193)
(Decrease) increase in accounts payable	(50,811)	(7,927)	44,360
(Decrease) increase in other payables and accrued expenses	(3,394)	826	20,590
Other	(114)	491	2,120

Net cash provided by operating activities	36,986	8,037	58,816

Investing activities:
Additions to property and equipment	(26,330)	(22,155)	(19,031)
Acquisition of licenses and other assets	(5,333)	(6,433)	(91,487)

Net cash used in investing activities	(31,663)	(28,588)	(110,518)

Financing activities:
(Payments on) proceeds from short-term debt	(4,000)	21,360	57,640
Payments on long-term debt	(1,149)	(1,227)	(538)
Payments under capital lease obligations	(2,009)	—	—
Repurchase of common stock	(1,566)	(7,439)	(8,540)
Proceeds from the exercise of stock options	668	2,378	3,112
Proceeds from employee stock purchase plan	1,390	1,719	1,446
Financing fees paid	(863)	—	—

Net cash (used in) provided by financing activities	(7,529)	16,791	53,120

Effects of exchange rate changes on cash and cash equivalents	(1,088)	(131)	403
Net (decrease) increase in cash and cash equivalents	(3,294)	(3,891)	1,821
Cash and cash equivalents at beginning of year	26,396	30,287	28,466

Cash and cash equivalents at end of year	$23,102	$26,396	$30,287

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$24,584	$27,082	$28,147

Income taxes paid during the year	$1,747	$10,182	$2,770

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    General Information and Summary of Significant Accounting Policies

Organization and Business Activity.    Elizabeth Arden, Inc. (the “Company” or “our”) is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 100 countries internationally.

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company’s wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events.    Management has evaluated subsequent events through August 21, 2009, which is the date the financial statements were issued.

Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include expected useful lives of brand licenses, trademarks, other intangible assets and property, plant and equipment, allowances for sales returns and markdowns, share-based compensation, fair value of long-lived assets, allowances for doubtful accounts receivable, provisions for inventory obsolescence, and income taxes and valuation reserves. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition.    Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances, which are granted to certain of the Company’s customers and subject to the Company’s authorization and approval. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2009, 2008 and 2007, one customer accounted for an aggregate of 16%, 15% and 18%, respectively, of the Company’s net sales.

Foreign Currency Translation.    All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as its functional currency are translated at year-end rates of exchange, while sales and expenses are translated at weighted average rates of exchange. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other accumulated comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in net unrealized losses of $6.5 million for the year ended June 30, 2009 and net unrealized gains of $0.1 million and $2.6 million during the years ended June 30, 2008 and 2007, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries’ statements of operations. Such net losses totaled $1.8 million, $2.2 million, $2.1 million, in the years ended June 30, 2009, 2008 and 2007, respectively.

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

Inventories.    Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. See Note 6.

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

Exclusive Brand Licenses, Trademarks, and Intangibles.    Exclusive of intangible assets that have indefinite useful lives and are not being amortized, the Company’s intangible assets are being amortized using the straight-line method over their estimated useful lives. See Note 8.

Indefinite-Lived and Long-Lived Assets.    Goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. An annual impairment test is performed during the Company’s fourth fiscal quarter or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. See Note 8.

Senior Note Offering Costs and Credit Facility Costs.    Debt issuance costs and transaction fees, which are associated with the issuance of senior notes and the revolving credit facility, are being amortized (and charged to interest expense) over the term of the related notes or the term of the credit facility. In any period in which the senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed. In addition, termination costs related to interest rate swaps are amortized to interest expense over the remaining life of the related notes. See Note 10.

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

Selling, General and Administrative Costs.    Included in selling, general and administrative expenses are advertising, creative development and promotion costs not paid directly to the Company’s customers, royalty costs related to trademarked names or images, salary and related benefit costs of the Company’s employees in the finance, human resources, information technology, legal, sales and marketing areas, facility related costs of the Company’s administrative functions, and costs paid to consultants and third party providers for related services.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising and Promotional Costs.    Advertising and promotional costs paid directly to customers for goods and services provided (primarily co-op advertising and certain direct selling costs) are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs totaled approximately $319.5 million, $297.8 million and $276.0 million, during the years ended June 30, 2009, 2008 and 2007, respectively. Advertising and promotional costs includes promotions, direct selling, co-op advertising and media placement.

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

Hedge Contracts.    The Company has designated each foreign currency contract entered into as of June 30, 2009, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive (loss) income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the forecasted transaction affects earnings.

Accumulated Other Comprehensive (Loss) Income.    Accumulated other comprehensive (loss) income includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive (loss) income items. The Company’s accumulated other comprehensive (loss) income shown on the Consolidated Balance Sheet at June 30, 2009 and June 30, 2008, consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized (losses) gains, net of taxes, related to the Company’s foreign currency contracts, respectively.

The components of accumulated other comprehensive (loss) income as of June 30, 2009, 2008 and 2007, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2009	2008	2007
Cumulative foreign currency translation adjustments	$(1,442)	$5,041	$4,946
Unrealized hedging loss, net of taxes	(22)	(9,533)	(1,365)

Accumulated other comprehensive (loss) income	$(1,464)	$(4,492)	$3,581

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments.    The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. See Note 10 for the fair value of the Company’s senior subordinated notes. The fair value of all other financial instruments was not materially different than their carrying value as of June 30, 2009, and June 30, 2008. See Note 15.

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

Reclassifications.    To conform to the presentation for the year ended June 30, 2009, certain reclassifications were made to the prior years’ Consolidated Financial Statements and the accompanying footnotes.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    Net (Loss) Earnings Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average shares of the Company’s outstanding Common Stock. The calculation of net income (loss) per diluted share is similar to basic income (loss) per share except that the denominator includes potentially dilutive Common Stock, such as stock options and non-vested restricted stock. For the year ended June 30, 2009, diluted loss per share equals basic loss per share, as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect. The following table represents the computation of (loss) earnings per share:

	Year Ended June 30,
(Amounts in thousands, except per share data)	2009	2008	2007
Basic
Net (loss) income	$(6,163)	$19,901	$37,334

Weighted average shares outstanding	27,971	27,981	27,607

Net (loss) income per basic share	$(0.22)	$0.71	$1.35

Diluted
Net (loss) income	$(6,163)	$19,901	$37,334

Weighted average basic shares outstanding	27,971	27,981	27,607
Potential common shares — treasury method	—	1,322	1,219

Weighted average shares and potential diluted shares	27,971	29,303	28,826

Net (loss) income per diluted share	$(0.22)	$0.68	$1.30

The following table shows the number of shares of Common Stock subject to options and restricted stock awards that were outstanding for the years ended June 30, 2009, 2008 and 2007, which were not included in the net income per diluted share calculation because to do so would have been anti-dilutive:

	Year Ended June 30,
	2009		2008	2007
Number of shares	3,310,627	(a)	1,117,193	1,142,509

(a)	Includes 2,824,362 options to purchase shares at exercise prices greater than the average market price of the common stock and 486,265 options to purchase shares that were excluded because the effect of including them was anti-dilutive.

NOTE 3.    Restructuring Charges

In fiscal 2007, the Company commenced a comprehensive review of its global business processes to re-engineer its extended supply chain, distribution, logistics and transaction processing systems. In May 2008, the Company announced a decision to accelerate the re-engineering of its extended supply chain functions, distribution and logistics, as well as the realignment of other parts of its organization to better support its new business processes. This initiative also includes a migration to a shared services model to simplify transaction processing by consolidating the Company’s primary global transaction processing functions and the implementation of a new financial accounting and order processing system. The Company refers to this initiative as the Global Efficiency Re-engineering initiative (the “Initiative”).

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the acceleration of the Initiative, we have implemented a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We expect these expenses to be incurred primarily in fiscal years 2009 and 2010 and currently estimate that Initiative-related costs will total $12.0 million to $14.0 million before taxes. Through June 30, 2009 we have incurred a total of $7.6 million before taxes, which includes $3.4 million related to our Oracle implementation and $4.2 million for Initiative–related restructuring. The following table summarizes the restructuring costs related to the Initiative:

(Amounts in thousands)	Year Ended June 30, 2009	Year Ended June 30, 2008
Restructuring expenses under the Initiative	$3,544	$673

Unrelated to the Initiative, for the years ended June 30, 2009, 2008 and 2007, the Company incurred approximately $1.1 million, $2.3 million and $2.1 million, respectively, of other restructuring expenses.

Aggregate amounts paid during the year ended June 30, 2009 for restructuring were $4.0 million. All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and, as described in Note 19, have not been attributed to any of the Company’s reportable segments and are included in unallocated corporate expenses. At June 30, 2009 and 2008, the Company had a restructuring liability of $1.0 million and $0.4 million, respectively.

NOTE 4.    New Accounting Standards

Subsequent Events

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Effective June 30, 2009, we adopted SFAS 165. Management has evaluated subsequent events through August 21, 2009, which is the date the financial statements were issued. The adoption of the provisions of SFAS 165 did not have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Codification

In June 2009, the FASB voted to approve the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification will be effective for the Company commencing with its fiscal quarter beginning July 1, 2009. The FASB Codification does not change U.S. general accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database. The Codification is expected to become the single source of authoritative U.S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the Securities and Exchange Commission.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“FSP 107-1 and 28-1”), amending the disclosure requirements in FASB Statement of Financial Accounting Standards No. 107 and Opinion 28. FSP 107-1 and 28-1 require disclosures about the fair value of financial instruments for interim reporting periods. The disclosures under FSP 107-1 and 28-1 will be required commencing with the Company’s fiscal quarter beginning July 1, 2009.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective for the Company in its fiscal quarter beginning July 1, 2009. FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements.

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 was effective for the Company on November 17, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Company on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements. See Note 16.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. SFAS 141R will be effective for acquisitions that occur after July 1, 2009.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 which delayed the effective date of SFAS 157 for those non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until fiscal years beginning after November 15, 2008. With respect to financial assets and liabilities, SFAS 157 became effective for the Company on July 1, 2008. For non-financial assets and liabilities, SFAS 157 will be effective for the Company on July 1, 2009. The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. See Note 15. The Company is evaluating the impact on the Company’s consolidated financial statements of the application of SFAS 157 with respect to non-financial assets and liabilities.

Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. FSP 142-3 is effective for the Company beginning July 1, 2009. The Company is evaluating the impact, if any, of FSP 142-3 on its consolidated financial statements.

NOTE 5.    Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from uncollectible accounts receivable and estimated sales returns in the ordinary course of business:

	Year Ended June 30,
(Amounts in thousands)	2009	2008	2007
Allowance for Bad Debt:
Beginning balance	$4,502	$4,023	$4,278
Provision	2,936	1,402	718
Write-offs, net of recoveries	(2,098)	(923)	(973)

Ending balance	$5,340	$4,502	$4,023

Allowance for Sales Returns:
Beginning balance	$11,574	$12,126	$9,511
Provision	59,774	51,191	50,126
Actual returns	(59,102)	(51,743)	(47,511)

Ending balance	$12,246	$11,574	$12,126

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2009	2008
Raw materials	$64,147	$94,500
Work in progress	30,777	40,195
Finished goods	223,611	273,868

Totals	$318,535	$408,563

During fiscal 2009, the Company began to implement a “turnkey” model with the Company’s contract manufacturers who will assume the responsibility of planning, purchasing and warehousing raw materials and components in addition to manufacturing the Company’s finished products. As of June 30, 2009, prepaid expenses and other assets in the consolidated balance sheet included approximately $21 million in receivables related to the inventory transferred to certain of the Company’s contract manufacturers under the “turnkey” model.

NOTE 7.    Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated Life
(Amounts in thousands)	2009	2008
Land	$64	$64	—
Building and building improvements	924	886	40
Leasehold improvements	10,220	9,383	2 — 15
Machinery, equipment, furniture and fixtures and vehicles	12,067	11,939	5 — 14
Computer equipment and software	23,061	21,387	3 — 5
Counters and trade fixtures	55,015	48,240	3 — 5
Tools and molds	17,786	15,333	1 — 3

	119,137	107,232
Less accumulated depreciation	(78,107)	(65,364)

	41,030	41,868
Projects in progress(1)	23,080	10,280

Property and equipment, net	$64,110	$52,148

(1)	Balance at June 30, 2009 includes $17.8 million related to the implementation of the Oracle accounting and order processing systems.

Depreciation expense for the years ended June 30, 2009, 2008 and 2007, was $16.4 million, $15.3 million, and $13.4 million, respectively. At June 30, 2009, property and equipment under capital leases was approximately $2.1 million, net, and consists of computer equipment and software.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Exclusive Brand Licenses, Trademarks and Intangibles, Net

The following summarizes the cost basis amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2009	Weighted Average Estimated Life	June 30, 2008	Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	Indefinite	$122,415	Indefinite
Exclusive brand licenses and related trademarks(1)	82,417	18	87,358	20
Exclusive brand trademarks	43,202	11	42,668	11
Other intangibles(2)	20,330	17	20,489	16
Goodwill(3)	21,054	Indefinite	20,721	Indefinite

Exclusive brand licenses, trademarks and intangibles, gross	289,418		293,651
Accumulated amortization:
Exclusive brand licenses and related trademarks	(39,913)		(33,967)
Exclusive brand trademarks	(36,588)		(34,457)
Other intangibles	(5,542)		(3,974)

Exclusive brand licenses, trademarks and intangibles, net	$207,375		$221,253

(1)	Reduction primarily due to reversal of a contingent performance liability of $8.6 million associated with the 2006 acquisition of certain assets of Riviera Concepts Inc., (the “Riviera Acquisition”) previously recorded in other liabilities because applicable performance targets were not met.
(2)	Primarily consists of customer relationships, customer lists and non-compete agreements.
(3)	The increase from the year ended June 30, 2008 to June 30, 2009 is due to the satisfaction of the condition for the payment of the approximately $0.3 million final installment of the contingent consideration relating to the August 2006 acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC (“Sovereign”). The entire amount of the goodwill relates to the North America Fragrance segment.

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. Goodwill and intangible assets such as the Company’s Elizabeth Arden trademarks, with indefinite lives are not amortized, but rather tested for impairment at least annually. An annual impairment test is performed during the fourth quarter of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value.

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2009, the Company completed its annual impairment testing of the Elizabeth Arden trademarks and goodwill with the assistance of a third party valuation firm. In

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessing the fair value of these assets, the Company considered both the market approach and the income approach. Under the market approach, the fair value is based on quoted market prices and the number of shares outstanding of the Company’s Common Stock. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis and assessments of these assets indicated that no impairment adjustment was required as the estimated fair value of these intangible assets exceeded the recorded carrying value. However, the capital markets continue to experience substantial volatility and on the date of the Company’s annual impairment test, and subsequent to that date, the net book value of the Company exceeded its market capitalization. In management’s judgment, a significant portion of the recent declines in the Company’s stock price is related to the deterioration of macroeconomic conditions, including substantial volatility of the capital markets, and is not reflective of the expected underlying cash flows of the Company’s reporting units. Similarly, no such adjustments for impairment of intangible assets and goodwill were recorded for the fiscal years ended June 30, 2008 and 2007.

Due to the ongoing uncertainty in capital market conditions which may continue to negatively impact the Company’s market value, the Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. If market and economic conditions deteriorate further, this could increase the likelihood of future material non-cash impairment charges to the Company’s results of operations related to the Company’s goodwill, indefinite-lived Elizabeth Arden trademarks or other trademarks and intangible assets.

In connection with the Riviera Acquisition, the Company entered into a contingent performance liability to Riviera Concepts Inc. (“Riviera”) in the amount of $8.6 million. This contingent performance liability did not bear interest, was initially recorded in “other liabilities” on the Company’s consolidated balance sheet and was payable in annual installments beginning July 31, 2007 and ending on July 31, 2009, provided that certain net sales targets were achieved over the three-year period after the closing date on the licensed brands acquired in the Riviera Acquisition. The targets for the first and second installment due on July 31, 2007 and July 31, 2008, respectively, were not achieved. During the fourth quarter of fiscal 2009, the Company determined that none of the performance targets would be met over the three-year period ending on June 30, 2009. The contingent performance liability of $8.6 million, which was recorded as a result of the negative goodwill resulting from the Riviera Acquisition, was reversed in the fourth quarter of fiscal 2009. This resulted in a reduction to the value of the Company’s exclusive brand licenses, trademarks and intangibles with a corresponding decrease in its other payables and accrued expenses.

Amortization expense for the years ended June 30, 2009, 2008 and 2007, was $9.8 million, $9.5 million, and $11.1 million, respectively. Amortization expense, based on current facts and circumstances, for fiscal years ending June 30, 2010, 2011, 2012, 2013, and 2014 is expected to be $9.2 million, $7.0 million, $5.7 million, $5.0 million, and $4.1 million, respectively.

NOTE 9.    Short-Term Debt

The Company has a revolving bank credit facility (the “Credit Facility”) with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In order to accommodate increased working capital requirements associated with the growth of the Company’s business; in July 2008 the Credit Facility was amended to increase its size from $250 million to $325 million, with a $25 million sub limit for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions. The Credit Facility expires in December 2012.

The Credit Facility is guaranteed by all of the Company’s U.S. subsidiaries and is collateralized by a first priority lien on all of the Company’s U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company’s inventory, as determined pursuant to the terms of the Credit Facility; provided, however, that pursuant to the terms of the July 2008 amendment, from August 15 to October 31 of each year the borrowing base is temporarily increased by up to $25 million. The Company’s obligations under the Credit Facility rank senior to the Company’s 7 3/4 % Senior Subordinated Notes due 2014 (the “7 3/4% Senior Subordinated Notes”).

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness). The Company was in compliance with all applicable covenants under the Credit Facility for the year ended June 30, 2009.

Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the “Applicable Margin,” which is determined by reference to a specific financial ratio. At the Company’s option, the Applicable Margin may be applied to either the London Interbank Offered Rate (“LIBOR”) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company’s borrowing base is in effect, is 1.00% higher. At June 30 2009, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For the fiscal years ended June 30, 2009 and 2008, the weighted average annual interest rate on borrowings under the Credit Facility was 5.3% and 6.1%, respectively.

At June 30, 2009, the Company had $115.0 million in outstanding borrowings and approximately $4.5 million in letters of credit outstanding under the Credit Facility, compared with $119.0 million in outstanding borrowings under the Credit Facility at June 30, 2008. As of June 30, 2009, the Company had approximately $163.4 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $48.4 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

The Company’s long-term debt consisted of the following:

	June 30,
(Amounts in thousands)	2009	2008
7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap, net	(1,634)	(1,919)
Riviera Term Note	545	1,876

Total debt	223,911	224,957
Less: Current portion of long-term debt	545	1,261

Total long-term debt	$223,366	$223,696

Senior and Senior Subordinated Notes.    In January 2004, the Company issued $225.0 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due January 2014. In February 2004, the Company entered into an interest rate swap agreement to swap $50.0 million of the outstanding 7 3/4% Senior Subordinated Notes to a floating interest rate based on LIBOR. The swap agreement was scheduled to mature in February 2014 and was terminated March 16, 2006. As a result of this action, the Company incurred termination costs of $2.5 million. The swap termination costs were recorded as a reduction to long-term debt and will be amortized to interest expense over the remaining life of the 7 3/4% Senior Subordinated Notes. The Company had designated the swap agreement as a fair value hedge.

The indenture pursuant to which the 7 3/4% Senior Subordinated Notes were issued (the “Indenture”) provides that such notes will be senior subordinated obligations of the Company. The 7 3/ 4% Senior Subordinated Notes rank junior to all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility and pari passu in right of payment to all senior subordinated indebtedness of the Company. The Indenture generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem capital stock of the Company, or redeem subordinated indebtedness. The Indenture generally limits the ability of the Company to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the 7 3/4% Senior Subordinated Notes have the option to require the Company to repurchase their notes in the event of a change of control in the Company (as defined in the Indenture).

In connection with the Riviera Acquisition the Company assumed a promissory note held by Riviera in the principal amount of approximately $3.4 million (the “Riviera Term Note”). The Riviera Term Note bears interest at a rate of 4.15% per annum and is payable in six successive equal semi-annual installments beginning on January 15, 2007. The final installment was paid on July 15, 2009, subsequent to the fiscal year end. The Riviera Term Note was subordinated to the Credit Facility and the 7 3/4% Senior Subordinated Notes.

At June 30, 2009 and June 30, 2008, the estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes and the Riviera Term Note, as applicable, using available market information and interest rates was as follows:

	June 30,
(Amounts in thousands)	2009	2008
7 3/4% Senior Subordinated Notes	$193,500	$210,375
Riviera Term Note	$545	$1,876

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities and redemptions of long-term debt at June 30, 2009 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2010	$545
2011 through 2013	—
2014	225,000
After 2014	—

Total(1)	$225,545

(1)

Total scheduled maturities do not include approximately $1.6 million of swap termination costs that were recorded as a reduction to long-term debt and are being amortized to interest expense over the remaining life of the 7 3/4% Senior Subordinated Notes.

NOTE 11.    Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miramar, Florida; Stamford, Connecticut; Bentonville, Arkansas; and New York, New York in the United States, and in Australia, Canada, China, Denmark, France, Italy, New Zealand, Puerto Rico, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom. The Company also has leased distribution facilities in Roanoke, Virginia and Puerto Rico. The Company’s rent expense for operating leases for the years ended June 30, 2009, 2008 and 2007, was $20.7 million, $20.7 million and $17.6 million, respectively. The Company also leases distribution equipment, office and computer equipment, and vehicles. The Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2009, the Company has both operating and capital leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

The Company’s aggregate minimum lease payments under its operating and capital leases, and commitments under other long-term contractual obligations (other than long-term debt) at June 30, 2009, were as follows:

(Amounts in thousands)	Operating Leases	Capital Leases	Other Long-term Obligations(1)	Total
2010	$16,634	$2,134	$—	$18,768
2011	14,557	30	5,091	19,678
2012	9,599	—	5,092	14,691
2013	5,889	—	—	5,889
2014	3,445	—	—	3,445
and thereafter	3,684	—	—	3,684

Total	$53,808	$2,164	$10,183	$66,155

(1)	Excludes approximately $5.4 million of gross unrecognized tax benefits that, if not realized, would result in cash payments. The Company cannot currently estimate when, or if, the payments will be due. See Note 12.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the August 2006 acquisition of certain assets comprising the fragrance business of Sovereign Sales, LLC, $12.0 million of the purchase price was in the form of contingent consideration, the majority of which was to be paid in two installments over two years from the date of closing if certain financial targets and other conditions were satisfied. The conditions for the first installment were satisfied, and the Company recognized a liability of $6.3 million in the consolidated balance sheet at June 30, 2007. The payment was made in September 2007. The conditions for the second installment were also satisfied, and accordingly, the Company recognized a liability of $5.3 million in the consolidated balance sheet at June 30, 2008. The payment was made in July 2008. The remaining $0.3 million will be paid in September 2009 as all financial and other conditions have been satisfied.

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

NOTE 12.    Income Taxes

(Loss) income before income taxes consisted of the following for the fiscal years ended June 30, 2009, 2008 and 2007:

	Year Ended June 30,
(Amounts in thousands)	2009	2008	2007
Domestic	$(26,621)	$(12,927)	$7,553
Foreign	12,142	34,362	37,255

Total (loss) income before income taxes	$(14,479)	$21,435	$44,808

The components of the (benefit from) provision for income taxes for the fiscal years ended June 30, 2009, 2008 and 2007, are as follows:

	Year Ended June 30,
(Amounts in thousands)	2009	2008	2007
Current income taxes
Federal	$(783)	$133	$448
State	205	160	250
Foreign	3,777	6,274	4,640

Total current	$3,199	$6,567	$5,338

Deferred income taxes
Federal	$(9,121)	$(4,065)	$367
State	(1,498)	(1,494)	877
Foreign	(896)	526	892

Total deferred	(11,515)	(5,033)	2,136

Total	$(8,316)	$1,534	$7,474

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax (benefit) provision differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Year Ended June 30,
	2009		2008		2007
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) provision at statutory rates	$(5,068)	35.0%	$7,503	35.0%	$15,683	35.0%
State taxes, net of federal benefits	(1,124)	7.8	(883)	(4.1)	800	1.8
Tax on foreign earnings at different rates from statutory rates	(1,913)	13.2	(5,367)	(25.0)	(7,002)	(15.6)
Research and development and foreign tax credits	(698)	4.8	(208)	(1.0)	(1,985)	(4.4)
Change in U.S. and foreign valuation allowance	544	(3.8)	139	0.7	(505)	(1.1)
Other	(57)	0.4	350	1.6	483	1.0

Total	$(8,316)	57.4%	$1,534	7.2%	$7,474	16.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2009	2008
Deferred tax assets
Accrued expenses	$8,570	$6,293
Stock-based compensation	7,095	6,516
Net operating loss carryforwards	24,541	10,574
Inventory	5,509	7,731
Contingent note	—	3,388
Research and development tax incentives, foreign tax credits, alternative minimum tax and other tax credits	7,407	4,456
Other	2,055	3,062

Gross deferred tax assets	$55,177	$42,020

Accounts receivable	$(2,161)	$(1,053)
Intangible assets	(27,654)	(26,880)
Other	(3,948)	(5,636)

Gross deferred tax liabilities	(33,763)	(33,569)

Valuation allowances	(1,201)	(823)

Total net deferred tax assets	$20,213	$7,628

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	June 30,
(Amounts in thousands)	2009	2008
Current net deferred tax assets	$11,804	$14,785
Non-current net deferred tax assets (liabilities)(1)	8,409	(7,157)

Total net deferred tax assets	$20,213	$7,628

(1)	Non-current net deferred tax assets (liabilities) are included in the long-term section of assets and liabilities in the Company’s consolidated balance sheet at June 30, 2009 and in the long-term section of liabilities at June 30, 2008.

In March 2009, the Company repatriated $3.2 million of undistributed international earnings from one of its foreign subsidiaries. As a result, the Company recorded a net provision of $146,000 for estimated deferred taxes during the year ended June 30, 2009. Taxes were not established on the balance of approximately $148 million of undistributed earnings of foreign subsidiaries, since these earnings are deemed to be permanently reinvested. If these earnings are repatriated in the future to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets relating to tax benefits of employee stock option awards have been reduced to reflect stock option exercises during the fiscal year ended June 30, 2009. Some exercises resulted in tax deductions in excess of previously recorded benefit based on the option value at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce current taxes payable due to net operating loss carryforwards available, the windfall gross tax benefits of $11 million are not reflected in deferred tax assets for net operating losses in the year ended June 30, 2009. Once the Company is in a regular tax paying position, it will recognize the windfall through additional paid-in capital.

At June 30, 2009, the Company had United States federal net operating loss carryforwards of $65.1 million that will begin to expire on June 30, 2024. The Company had state and local net operating loss carryforwards of $91.1 million that will begin to expire on June 30, 2011. The Company believes that it will generate sufficient taxable income to realize the net operating loss carryforwards before they expire. In addition, the Company had acquired United States federal net operating losses of which the remaining balance of approximately $0.7 million expired during fiscal year ended June 30, 2009.

At June 30, 2009, the Company had foreign net operating loss carryforwards of approximately $7.3 million that begin to expire in fiscal 2010. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. However, due to the Company’s limited operating history in certain foreign jurisdictions and the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in these jurisdictions, and the near-term expiration of certain foreign net operating loss carryforwards, as of June 30, 2009 the Company has recorded a valuation allowance of approximately $1.2 million related to these foreign net operating loss carryforwards.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2009, the total amount of gross unrecognized tax benefits was $6.7 million. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2009 was as follows:

Year Ended
(Amounts in thousands)	June 30, 2009
Beginning balance	$6,033
Additions based on tax positions related to the current year	1,348
Additions for tax positions of prior years	284
Reductions due to lapse of applicable statute of limitations	(989)

Gross balance at June 30, 2009	6,676
Interest and penalties	49

Ending balance	$6,725

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company’s U.S. federal tax return years remains open for the fiscal year ended June 30, 2006 and subsequent fiscal years. The fiscal year ended January 31, 2003 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to ten years. The fiscal year ended January 31, 2002 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.

NOTE 13.    Repurchases of Common Stock

On November 5, 2008, the Board authorized the Company to extend its existing $80 million Common Stock repurchase program through November 30, 2010. As of June 30, 2009, the Company had repurchased 2,526,238 shares of Common Stock on the open market under the stock repurchase program, at an average price of $16.98 per share, at a cost of $42.9 million, including sales commissions, leaving $37.1 million available for additional Common Stock repurchases under the program. During the year ended June 30, 2009, the Company repurchased 253,300 shares of Common Stock, respectively, on the open market under the stock repurchase program at an average price of $6.18 and at a cost of $1.6 million, including sales commissions. The Company accounted for the acquisition of these shares under the treasury method.

NOTE 14.    Stock Plans

At June 30, 2009, the Company had three active stock incentive plans, one for the benefit of non-employee directors of the Company’s Board of Directors (the “Board”) (the “2004 Director Plan”), and two for the benefit of eligible employees and independent contractors (the 2000 Stock Incentive Plan and the 2004 Stock Incentive Plan). In addition, as of June 30, 2009, stock options granted under the Company’s 1995 Stock Option Plan and 1995 Non-Employee Director Plan were

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

still outstanding. The 1995 Stock Option Plan has expired by its terms and no further grants of options will occur under the 1995 Stock Option Plan. The 2004 Director Plan replaced the 1995 Non-Employee Director Plan, and no further grants of stock options will occur under the 1995 Non-Employee Director Plan. All five plans were adopted by the Board and approved by the Company’s shareholders.

The 2004 Stock Incentive Plan (the “2004 Incentive Plan”) authorizes the Company to grant awards with respect to a total of 2,700,000 shares of Common Stock. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants is equal to the closing price of the Common Stock on the date of grant. At June 30, 2009, 690,584 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

The 2004 Director Plan authorizes the Company to grant non-qualified stock options for up to 350,000 shares of Common Stock to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director who is re-elected to the Board an option to purchase 6,000 shares of Common Stock or such other amount as the Board determines based on a competitive review of comparable companies. Unless service is terminated due to death, disability or retirement in good standing after age 70, each option granted under the 2004 Director Plan on an annual shareholders meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will equal the closing price of the Common Stock on the date of grant. At June 30, 2009, 197,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

For the years ended June 30, 2009, 2008 and 2007, total share-based compensation cost charged against income for all stock plans was $2.8 million, $7.1 million, and $8.2 million, respectively. The tax benefit related to the compensation cost charged to income for the years ended June 30, 2009, 2008 and 2007, was approximately $1.6 million, $0.5 million and $1.4 million, respectively.

As of June 30, 2009, there were approximately $5.2 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s share-based compensation plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

Stock Options Granted

On August 17, 2009, the Board granted to employees stock options for 288,000 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2010, 2011 and 2012, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $9.33 per share, which was the closing price of the Common Stock on the effective date of grant. The options expire ten years from the date of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended June 30, 2009.    On August 18, 2008, the Board granted to employees stock options for 294,600 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $18.88 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $7.10 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

On November 12, 2008, the date of the Company’s most recent annual shareholders meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the Company’s 2004 Non-Employee Director Stock Option Plan. In addition, the Board on that date granted 6,000 shares of Common Stock to an employee director under the Company’s 2004 Incentive Plan. All of the stock options granted on November 12, 2008, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $13.88 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $4.99 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

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

On November 14, 2007, the date of the Company’s 2007 annual meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the 2004 Director Plan and 6,000 shares of Common Stock to an employee director under the 2004 Incentive Plan. All of the stock options granted on November 14, 2007, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $24.31 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $8.75 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2007.    On August 21, 2006, the Board granted to employees stock options for 316,000 shares of Common Stock under the 2004 Incentive Plan. The stock options are due to vest in equal thirds over a three-year period on the dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2007, 2008 and 2009 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $15.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of the options granted was $5.85 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 15, 2006, the date of the Company’s 2006 annual meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the 2004 Director Plan. The stock options are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $18.45 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of the options granted was $7.18 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

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

Compensation expense recorded for the years ended June 30, 2009, 2008 and 2007, resulting from stock option grants to employees and directors of the Company amounted to approximately $2.4 million, $2.7 million, and $2.9 million, respectively.

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	3,191,393	$16.59	3,397,968	$15.31	3,366,469	$15.10
New grants	330,600	18.34	383,150	23.66	352,000	15.36
Exercised	(62,216)	10.73	(523,941)	13.03	(260,167)	11.96
Canceled/Expired	(149,150)	19.80	(65,784)	18.88	(60,334)	17.18

Ending outstanding options	3,310,627	$16.75	3,191,393	$16.59	3,397,968	$15.31

Exercisable at end of period	2,622,983		2,431,761		2,756,923

Weighted average fair value per share of options granted during the year		$6.87		$8.76		$5.99

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 7.25 — $14.00	1,478,683	2.5	$12.38	1,442,683	2.3	$12.34
$14.01 — $20.00	832,868	6.5	$17.13	430,164	4.6	$16.33
$20.01 — Over	999,076	6.4	$22.88	750,136	5.8	$22.61

	3,310,627	4.7	$16.75	2,622,983	3.7	$15.93

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding and exercisable at June 30, 2009, 2008 and 2007 was $0.1 million, $4.5 million, and $27.0 million, respectively. The total intrinsic value of stock options exercised during the years ended June 30, 2009, 2008 and 2007, based upon the average market price during the period, was approximately $0.2 million, $5.3 million, and $2.5 million, respectively.

The weighted-average grant-date fair value of options granted during the years ended June 30, 2009, 2008 and 2007, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2009	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	37.0%	32.7%	35%
Risk-free interest rate	2.37 — 3.17%	4.06 — 4.66%	4.82 — 4.93%
Expected life of options in years	5	5	5

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

Employee Stock Purchase Plan.    The Company currently has an Employee Stock Purchase Plan (“ESPP”) under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On May 30, 2009 and November 30, 2008, purchases of Common Stock occurred under this plan for 120,105 shares and 55,883 shares, respectively. For the years ended June 30, 2009, 2008 and 2007, the Company recorded costs associated with the ESPP of approximately $0.4 million, $0.5 million and $0.4 million respectively. The next purchase under the ESPP will be consummated on November 30, 2009.

Restricted Stock

On August 17, 2009, the Board granted to employees 259,200 shares of service-based restricted stock. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2010, 2011 and 2012 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock granted was based on the closing price of the Company’s common stock on the date of grant. The service-based restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended June 30, 2009.    On August 18, 2008, the Board granted to employees 117,800 shares of performance-based restricted stock and 121,133 shares of service-based restricted stock. All or part of the performance-based restricted stock will vest on a date that is two business days after the Company’s financial results for fiscal 2011 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

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

A summary of the Company’s restricted stock activity for the year ended June 30, 2009, is presented below:

Restricted Stock	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2008	866	$19.34
Granted	239	$18.88
Vested	(67)	$18.25
Forfeited	(196)	$21.77

Non-vested at June 30, 2009	842	$18.79

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, the Company granted to employees 410,800 shares of market-based restricted stock (“MBRS”). As a result of such approval, the Company issued 410,800 shares of MBRS. The MBRS will only vest if the Company’s total shareholder return surpasses the total shareholder return of the Russell 2000 Index over a three, four, five or six-year period from the date of grant, in which case the MBRS will vest at that time. As of June 30, 2009, the MBRS had not vested. Upon adoption of SFAS 123R on July 1, 2005, the Company revalued the MBRS using a Monte Carlo simulation model using the assumptions presented below:

Three Months Ended September 30, 2005
Expected dividend yield	0.00%
Expected price volatility	40.00%
Risk-free interest rate	3.72%
Derived service period in years	3

During the year ended June 30, 2009, the Company reversed $1.7 million in previously recognized share-based compensation relating to the August 2007 and 2006 performance-based restricted stock grants. In addition, by the end of fiscal 2009 the Company also reversed all share based compensation cost related to the August 2008 performance-based restricted stock grants that had been recorded in earlier interim periods during fiscal 2009. The Company has determined that the vesting of shares under the August 2006, 2007 and 2008 performance-based restricted stock grants is not probable. As a result, compensation expense for the year ended June 30, 2009 related to all restricted stock grants was insignificant. Compensation expense for the years ended June 30, 2008 and 2007, resulting from all restricted stock grants to employees of the Company, amounted to approximately $3.9 million, and $4.9 million, respectively.

NOTE 15.    Fair Value Measurements

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 — Unobservable inputs based on the Company’s own assumptions

The Company’s derivative assets and liabilities are currently composed of foreign currency contracts. Fair values are based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value hierarchy for those of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2009:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets
Foreign currency contracts	$—	$502	$—	$502
Liabilities
Foreign currency contracts	$—	$369	$—	$369

As of June 30, 2008, the Company’s foreign currency contracts were measured at fair value under Level 2 as a liability of $10.5 million. See Note 16 for a discussion of the Company’s foreign currency contracts.

NOTE 16.    Derivative Financial Instruments

The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company’s risk management policy is to hedge a significant portion of its forecasted net sales to reduce the exposure of the Company’s foreign subsidiaries’ revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also hedges a significant portion of its forecasted inventory purchases to reduce the exposure of its Canadian subsidiary’s cost of sales to such fluctuations. Additionally, when appropriate, the Company enters into and settles foreign currency contracts to reduce the exposure of the Company’s foreign subsidiaries’ net balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros and Canadian dollars. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company’s derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiary revenues generally over approximately 12 to 18 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within stockholders’ equity, to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2009, 2008, or 2007 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of June 30, 2009, the Company had notional amounts of 15.3 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between July 31, 2009 and May 30, 2011.

Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian subsidiary cost of sales generally over approximately 12 to 18 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within stockholders’ equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2009, 2008, or 2007 relating to foreign currency contracts used to hedge forecasted cost of sales

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting from hedge ineffectiveness. As of June 30, 2009, the Company had notional amounts of 13.2 million Canadian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between July 31, 2009 and May 30, 2011.

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company’s foreign subsidiaries’ net balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. As of June 30, 2009, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2009, 2008, or 2007 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

	Fair Value of Derivative Instruments
(Amounts in thousands)	Asset Derivatives As of June 30, 2009		Liability Derivatives As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as effective hedges
Foreign Exchange Contracts	Other assets	$502	Other payables	$369

Total		$502		$369

The following illustrates the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Amount of (Loss) Gain in OCI on Derivative, Net of Tax (Effective Portion) As of June 30, 2009	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) For the Year Ended June 30, 2009
Derivatives designated as effective hedges
Currency Contracts—Sales	$(338)	Net Sales	$14,124
Currency Contracts—Cost of Sales	316	Cost of Sales	852
Currency Contracts—Net balance sheet	—	SG&A	3,252

Totals	$(22)		$18,228

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Net sales	$212,562	$203,471	$370,005	$284,187
Gross profit	91,870	87,675	151,612	106,414
(Loss) income from operations	(38)	(5,115)	24,800	(9,313)
Net (loss) income	(3,609)	(3,704)	13,666	(12,516)
(Loss) earnings per common share:
Basic	$(0.13)	$(0.13)	$0.49	$(0.45)
Diluted	$(0.13)	$(0.13)	$0.48	$(0.45)

	Fiscal Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Net sales	$236,289	$210,554	$422,444	$271,789
Gross profit	90,124	90,754	178,860	106,381
(Loss) Income from operations	(13,666)	1,452	53,289	7,955
Net (loss) income	(10,435)	(3,812)	33,799	350
(Loss) earnings per common share:
Basic	$(0.38)	$(0.14)	$1.20	$0.01
Diluted	$(0.38)	$(0.14)	$1.15	$0.01

NOTE 18.    Condensed Consolidating Financial Information

The following condensed financial statements as of June 30, 2009 and June 30, 2008, and for the years ended June 30, 2009, 2008 and 2007, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company’s subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2009
	Company	Non- Guarantors	7 3/ 4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$1,936	$20,969	$197	$—	$23,102
Accounts receivable, net	104,939	85,334	—	—	190,273
Inventories	225,721	92,814	—	—	318,535
Intercompany receivable	47,704	4,632	269,819	(322,155)	—
Deferred income taxes	12,706	(902)	—	—	11,804
Prepaid expenses and other assets	35,794	13,649	581	—	50,024

Total current assets	428,800	216,496	270,597	(322,155)	593,738

Property and equipment, net	42,990	21,120	—	—	64,110

Other Assets:
Investment in subsidiaries	298,411	—	9,136	(307,547)	—
Exclusive brand licenses, trademarks and intangibles, net	50,021	6,598	150,756	—	207,375
Debt financing costs, net	4,705	—	—	—	4,705
Other	10,287	(1,146)	11	7	9,159

Total other assets	363,424	5,452	159,903	(307,540)	221,239

Total assets	$835,214	$243,068	$430,500	$(629,695)	$879,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$115,000	$—	$—	$—	$115,000
Accounts payable — trade	102,952	18,461	—	—	121,413
Intercompany payable	9,165	71,042	251,076	(331,283)	—
Other payables and accrued expenses	36,576	33,593	—	(1)	70,168
Current portion of long-term debt	545	—	—	—	545

Total current liabilities	264,238	123,096	251,076	(331,284)	307,126

Long-term debt	223,366	—	—	—	223,366
Deferred income taxes and other liabilities	10,832	985	—	—	11,817

Total liabilities	498,436	124,081	251,076	(331,284)	542,309

Shareholders’ Equity
Common stock	316	—	—	—	316
Additional paid-in capital	285,847	9,136	197,411	(206,547)	285,847
Retained earnings (accumulated deficit)	99,413	111,193	(17,987)	(93,206)	99,413
Treasury stock	(47,334)	—	—	—	(47,334)
Accumulated other comprehensive loss	(1,464)	(1,342)	—	1,342	(1,464)

Total shareholders’ equity	336,778	118,987	179,424	(298,411)	336,778

Total liabilities and shareholders’ equity	$835,214	$243,068	$430,500	$(629,695)	$879,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet

	As of June 30, 2008
	Company	Non- Guarantors	7 3/ 4% Senior Subordinated Notes Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,487	$22,801	$108	$—	$26,396
Accounts receivable, net	121,489	95,957	—	—	217,446
Inventories	310,912	97,651	—	—	408,563
Intercompany receivable	52,555	203,515	274,285	(530,355)	—
Deferred income taxes	15,186	(401)	—	—	14,785
Prepaid expenses and other assets	9,436	15,032	—	139	24,607

Total current assets	513,065	434,555	274,393	(530,216)	691,797

Property and equipment, net	34,269	17,879	—	—	52,148

Other Assets:
Investment in subsidiaries	295,404	—	9,136	(304,540)	—
Exclusive brand licenses, trademarks and intangibles, net	60,517	7,464	153,272	—	221,253
Debt financing costs, net	4,952	—	—	—	4,952
Other	12,235	(11,385)	11	(277)	584

Total other assets	373,108	(3,921)	162,419	(304,817)	226,789

Total assets	$920,442	$448,513	$436,812	$(835,033)	$970,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$119,000	$—	$—	$—	$119,000
Accounts payable — trade	147,971	22,469	—	—	170,440
Intercompany payable	35,288	263,445	240,573	(539,306)	—
Other payables and accrued expenses	46,480	47,770	81	30	94,361
Current portion of long-term debt	1,261	—	—	—	1,261

Total current liabilities	350,000	333,684	240,654	(539,276)	385,062

Long-term debt	223,696	—	—	—	223,696
Deferred income taxes and other liabilities	10,145	4,505	11,078	(353)	25,375

Total liabilities	583,841	338,189	251,732	(539,629)	634,133

Shareholders’ Equity
Common stock	312	—	—	—	312
Additional paid-in capital	280,973	9,136	197,411	(206,547)	280,973
Retained earnings (accumulated deficit)	105,576	105,166	(12,331)	(92,835)	105,576
Treasury stock	(45,768)	—	—	—	(45,768)
Accumulated other comprehensive loss	(4,492)	(3,978)	—	3,978	(4,492)

Total shareholders’ equity	336,601	110,324	185,080	(295,404)	336,601

Total liabilities and shareholders’ equity	$920,442	$448,513	$436,812	$(835,033)	$970,734

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations

	Year Ended June 30, 2009
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$652,741	$417,484	$12,471	$(12,471)	$1,070,225
Cost of sales	423,863	208,791	—	—	632,654

Gross profit	228,878	208,693	12,471	(12,471)	437,571

Selling, general and administrative costs	229,179	185,689	(1,319)	(12,471)	401,078
Depreciation and amortization	15,292	7,853	3,013	—	26,158

(Loss) income from operations	(15,593)	15,151	10,777	—	10,335
Other expense (income):
Interest expense (income)	24,770	1,038	(994)	—	24,814
Other	(18,203)	2,769	3,586	11,848	—

(Loss) income before income taxes	(22,160)	11,344	8,185	(11,848)	(14,479)
(Benefit from) provision for income taxes	(15,997)	2,881	4,800	—	(8,316)

Net (loss) income	$(6,163)	$8,463	$3,385	$(11,848)	$(6,163)

Statement of Operations

	Year Ended June 30, 2008
	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total
Net sales	$685,351	$455,724	$14,776	$(14,776)	$1,141,075
Cost of sales	465,558	209,399	—	—	674,957

Gross profit	219,793	246,325	14,776	(14,776)	466,118

Selling, general and administrative costs	206,590	201,881	(1,375)	(14,776)	392,320
Depreciation and amortization	14,522	7,285	2,961	—	24,768

(Loss) income from operations	(1,319)	37,159	13,190	—	49,030
Other expense (income):
Interest expense (income)	27,569	1,602	(1,576)	—	27,595
Other	(39,862)	771	4,618	34,473	—

Income before income taxes	10,974	34,786	10,148	(34,473)	21,435
(Benefit from) provision for income taxes	(8,927)	6,800	3,661	—	1,534

Net income	$19,901	$27,986	$6,487	$(34,473)	$19,901

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2009
	Company	Non- Guarantors	7 3/ 4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$18,697	$15,217	$997	$2,075	$36,986

Investing activities:
Additions to property and equipment	(15,217)	(11,113)	—	—	(26,330)
Proceeds from disposals of property and equipment		—	—	—	—
Acquisition of licenses and other assets	(5,333)	—	—	—	(5,333)

Net cash used in investing activities	(20,550)	(11,113)	—	—	(31,663)

Financing activities:
Payments on short-term debt	(4,000)	—	—	—	(4,000)
Payments on long-term debt	(1,149)	—	—	—	(1,149)
Payments under capital lease	(2,009)				(2,009)
Repurchase of common stock	(1,566)	—	—	—	(1,566)
Proceeds from the exercise of stock options	668	—	—	—	668
Proceeds from the issuance of common stock under ESPP	1,390	—	—	—	1,390
Financing fees paid	(863)	—	—	—	(863)
Net change in intercompany obligations	8,919	(5,936)	(908)	(2,075)	—

Net cash provided by (used in) financing activities	1,390	(5,936)	(908)	(2,075)	(7,529)

Effect of exchange rate changes on cash and cash equivalents	(1,088)	—	—	—	(1,088)
Net decrease (increase) in cash and cash equivalents	(1,551)	(1,832)	89	—	(3,294)
Cash and cash equivalents at beginning of year	3,487	22,801	108	—	26,396

Cash and cash equivalents at end of year	$1,936	$20,969	$197	$—	$23,102

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2008
	Company	Non- Guarantors	7 3/ 4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash (used in) provided by operating activities	$(10,187)	$26,382	$(7,059)	$(1,099)	$8,037

Investing activities:
Additions to property and equipment	(15,355)	(6,800)	—	—	(22,155)
Proceeds from disposals of property and equipment	—	—	—	—	—
Acquisition of licenses and other assets	(6,433)	—	—	—	(6,433)

Net cash used in investing activities	(21,788)	(6,800)	—	—	(28,588)

Financing activities:
Proceeds from short-term debt	21,360	—	—	—	21,360
Payments on long-term debt	(1,227)	—	—	—	(1,227)
Repurchase of common stock	(7,439)	—	—	—	(7,439)
Proceeds from the exercise of stock options	2,378	—	—	—	2,378
Proceeds from the issuance of common stock under ESPP	1,719	—	—	—	1,719
Net change in intercompany obligations	11,524	(19,782)	7,159	1,099	—

Net cash provided by (used in) financing activities	28,315	(19,782)	7,159	1,099	16,791

Effect of exchange rate changes on cash and cash equivalents	(131)	—	—	—	(131)
Net decrease (increase) in cash and cash equivalents	(3,791)	(200)	100	—	(3,891)
Cash and cash equivalents at beginning of year	7,278	23,001	8	—	30,287

Cash and cash equivalents at end of year	$3,487	$22,801	$108	$—	$26,396

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows

	Year Ended June 30, 2007
	Company	Non- Guarantors	7 3/ 4% Senior Subordinated Notes Guarantors	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$14,263	$38,435	$7,093	$(975)	$58,816

Investing activities:
Additions to property and equipment	(9,197)	(9,834)	—	—	(19,031)
Proceeds from disposals of property and equipment	—	—	—	—	—
Acquisition of licenses and other assets	(91,487)	—	—	—	(91,487)

Net cash used in investing activities	(100,684)	(9,834)	—	—	(110,518)

Financing activities:
Proceeds from short-term debt	57,640	—	—	—	57,640
Payments on long-term debt	(538)	—	—	—	(538)
Repurchase of common stock	(8,540)				(8,540)
Proceeds from the exercise of stock options	3,112	—	—	—	3,112
Proceeds from the issuance of common stock under ESPP	1,446	—	—	—	1,446
Net change in intercompany obligations	35,245	(29,129)	(7,091)	975	—

Net cash provided by (used in) financing activities	88,365	(29,129)	(7,091)	975	53,120

Effect of exchange rate changes on cash and cash equivalents	403	—	—	—	403
Net increase (decrease) in cash and cash equivalents	2,347	(528)	2	—	1,821
Cash and cash equivalents at beginning of year	4,931	23,529	6	—	28,466

Cash and cash equivalents at end of year	$7,278	$23,001	$8	$—	$30,287

NOTE 19.    Segment Data and Related Information

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operations are organized into the following reportable segments:

•

North America Fragrance — The North America Fragrance segment sells fragrances to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico. This segment also sells the Company’s Elizabeth Arden products in prestige department stores in Canada and Puerto Rico, and to other selected retailers. This segment also includes the Company’s e-commerce business.

•

International — The International segment sells the Company’s portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

•

Other — The Other reportable segment sells the Company’s Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party who licenses the Elizabeth Arden trademark from the Company.

The Chief Executive evaluates segment profit based upon operating income, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in Note 1 — “General Information and Summary of Significant Accounting Policies.” The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Chief Executive or included herein.

Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated (loss) income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, and (iii) restructuring charges.

Unallocated corporate expenses for fiscal year 2009 also include $23.3 million of expenses related to the Liz Claiborne license agreement ($18.9 million of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, and transition expenses of $4.4 million. Unallocated corporate expenses, including unallocated sales allowances, for fiscal year 2008 also include $27.0 million of expenses related to the Liz Claiborne license agreement, including product discontinuation charges. Restructuring charges, costs related to the Initiative and expenses related to the Liz Claiborne license agreement are also recorded in unallocated corporate expenses as these decisions are centrally directed and controlled, and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a comparative summary of the Company’s net sales and segment profit by reportable segment for the fiscal years ending June 30, 2009, 2008 and 2007.

	Year Ended June 30,
(Amounts in thousands)	2009	2008		2007
Segment Net Sales:
North America Fragrance	$662,235	$688,807		$695,983
International	366,361	400,689		366,951
Other	41,629	54,799		64,542

Total	$1,070,225	$1,144,295		$1,127,426

Reconciliation:
Segment Net Sales	$1,070,225	$1,144,295		$1,127,476
Less:
Unallocated Sales Allowances	—	3,220	(2)	—

Net Sales	$1,070,225	$1,141,075		$1,127,476

Segment Profit:
North America Fragrance	$107,289	$116,855		$116,369
International	(2,232)	16,997		21,623
Other	(10,688)	(3,450)		(1,088)

Total	$94,369	$130,402		$136,904

Reconciliation:
Segment Profit	$94,369	$130,402		$136,904
Less:
Depreciation and Amortization	26,158	24,768		24,518
Interest Expense	24,814	27,595		29,198
Unallocated Corporate Expenses	57,876 (1)	56,604	(2)	38,380

(Loss) Income Before Income Taxes	$(14,479)	$21,435		$44,808

(1)	In May 2008, the Company entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown include $23.3 million of expenses related to the recent Liz Claiborne license agreement ($18.9 million of which did not require the use of cash in the current period), due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and $4.6 million of restructuring charges, including $3.5 million of restructuring expenses related to the Initiative, and $3.4 million of expenses related to the implementation of an Oracle accounting and order processing systems.
(2)	In connection with the Liz Claiborne license agreement, the Company discontinued certain brands and products. Amounts shown reflect $27.0 million of expenses, including product discontinuation charges, $3.2 million of unallocated sales allowances, related to the Liz Claiborne license agreement, and $3.0 million of restructuring expenses including $0.7 million related to the Initiative.

During the year ended June 30, 2009, the Company sold its products in approximately 100 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland, and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 1A — “Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 1.

The Company’s consolidated net sales by principal geographic areas and principal classes of products are summarized as follows:

	Year Ended June 30,
(Amounts in thousands)	2009	2008	2007
Net sales:
United States	$652,741	$685,351	$706,510
United Kingdom	73,560	85,710	71,482
Foreign (other than United Kingdom)	343,924	370,014	349,484

Total	$1,070,225	$1,141,075	$1,127,476

Classes of similar products (net sales):
Fragrance	$835,344	$845,394	$851,051
Skin care	175,167	217,628	200,631
Cosmetics	59,714	78,053	75,794

Total	$1,070,225	$1,141,075	$1,127,476

Information concerning consolidated long-lived assets for the U.S. and foreign operations is as follows:

	June 30,
(Amounts in thousands)	2009	2008
Long-lived assets
United States(1)	$243,766	$248,059
Foreign(2)	27,719	25,342

Total	$271,485	$273,401

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The other information required by this item will be contained in the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended June 30, 2009 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

Financial Statements —

The consolidated financial statements, Report of Management and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 47 and included on pages 48 through 55.

	2.

Financial Statement Schedules —

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

4.1	Indenture dated as of January 13, 2004, among the Company and FD Management, Inc., DF Enterprises, Inc., Elizabeth Arden International Holding, Inc., RDEN Management, Inc., Elizabeth Arden (Financing), Inc., Elizabeth Arden Travel Retail, Inc., as guarantors, and HSBC Bank USA, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended January 31, 2004 (Commission File No. 1-6370)).

10.1	Second Amended and Restated Credit Agreement dated as of December 24, 2002 among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated December 30, 2002 (Commission File No. 1-6370)).

10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of February 25, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 filed as part of the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File
No. 1-6370)).

Exhibit Number	Description
10.3	Second Amendment to Second Amended and Restated Credit Agreement dated as of June 2, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarter ended May 1, 2004 (Commission File No. 1-6370)).

10.4	Third Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2004, among the Company, JPMorgan Chase Bank, as administrative agent, Fleet National Bank, as collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated October 1, 2004 (Commission File No. 1-6370)).

10.5	Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 2, 2005, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.8 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-6370)).

10.6	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of August 11, 2006, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 4.7 filed as part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No.1-6370)).

10.7	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of August 15, 2007, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.7 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.8	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2007, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.8 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.9	Eighth Amendment to Second Amended and Restated Credit Agreement dated as of July 21, 2008, among the company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated July 21, 2008 (Commission File No. 1-6370)).

10.10	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated February 7, 2001 (Commission File No. 1-6370)).

10.11	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

Exhibit Number	Description
10.12+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.13+	2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.14+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.15+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.16+	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 filed as part of the Company’s Form 10-K for the year ended June 30, 2006 (Commission File No. 1-6370)).

10.17+	Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.18+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.19+	Form of Incentive Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.20+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.21+	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.22+	Form of Restricted Stock Agreement for service-based restricted stock awards (one-year vesting) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.23+	Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.24+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description
10.25+	Form of Restricted Stock Agreement for the market-based restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.26+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File
No. 1-6370)).

10.27+	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.28+	2005 Management Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.28 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.29+	2005 Performance Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.29 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.30+	Elizabeth Arden, Inc. Severance Policy (incorporated herein by reference to Exhibit 10.31 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.31+	Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.32+	Termination Agreement between Elizabeth Arden International Sàrl and Jacobus A. J. Steffens dated November 5, 2008 (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2008 (Commission File No. 1-6370)).

10.33+	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

12.1*	Ratio of earnings to fixed charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included as part of the signatures page).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of August 2009.

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

Signature	Title	Date

/s/ E. SCOTT BEATTIE E. Scott Beattie	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2009

/s/ STEPHEN J. SMITH Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 21, 2009

/s/ FRED BERENS Fred Berens	Director	August 21, 2009

/s/ MAURA J. CLARK Maura J. Clark	Director	August 21, 2009

/s/ RICHARD C.W. MAURAN Richard C.W. Mauran	Director	August 21, 2009

/s/ WILLIAM M. TATHAM William M. Tatham	Director	August 21, 2009

/s/ J.W. NEVIL THOMAS J.W. Nevil Thomas	Director	August 21, 2009

/s/ PAUL F. WEST Paul F. West	Director	August 21, 2009

EXHIBIT INDEX

Exhibit Number	Description
12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.