Form 10-Q
period 2009-09-30
ELIZABETH ARDEN INC
filed 2009-10-30
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 28, 2009

Common Stock, $.01 par value per share	28,866,656

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	September 30, 2009	June 30, 2009

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$23,495	$23,102
Accounts receivable, net	269,611	190,273
Inventories	353,268	318,535
Deferred income taxes	11,910	11,804
Prepaid expenses and other assets	53,374	50,024

Total current assets	711,658	593,738

Property and equipment, net	64,359	64,110
Exclusive brand licenses, trademarks and intangibles, net	206,263	207,375
Debt financing costs, net	4,419	4,705
Deferred income taxes	10,208	8,565
Other assets	657	594

Total assets	$997,564	$879,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$184,900	$115,000
Accounts payable - trade	140,937	121,413
Other payables and accrued expenses	96,223	70,168
Current portion of long-term debt	--	545

Total current liabilities	422,060	307,126

Long-term Liabilities
Long-term debt, net	223,441	223,366
Deferred income taxes and other liabilities	11,964	11,817

Total long-term liabilities	235,405	235,183

Total liabilities	657,465	542,309

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 31,594,985 and 31,444,935 issued, respectively	316	316
Additional paid-in capital	287,098	285,847
Retained earnings	99,453	99,413
Treasury stock (2,728,329 shares at cost)	(47,334)	(47,334)
Accumulated other comprehensive income (loss)	566	(1,464)

Total shareholders' equity	340,099	336,778

Total liabilities and shareholders' equity	$997,564	$879,087

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2009	September 30, 2008

Net sales	$265,164	$284,187
Cost of sales (excludes depreciation of $1,267 and $1,111, respectively, included below)	148,277	177,773

Gross profit	116,887	106,414

Operating expenses:
Selling, general and administrative	103,943	109,388
Depreciation and amortization	7,276	6,339

Total operating expenses	111,219	115,727

Income (loss) from operations	5,668	(9,313)

Interest expense, net	5,611	6,575

Income (loss) before income taxes	57	(15,888)
Provision for (benefit from) income taxes	17	(3,372)

Net income (loss)	$40	$(12,516)

Net income (loss) per common share:
Basic	$0.00	$(0.45)

Diluted	$0.00	$(0.45)

Weighted average number of common shares:
Basic	27,922	27,866

Diluted	28,484	27,866

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance at July 1, 2009	31,445	$316	$285,847	$99,413	(2,728)	$(47,334)	$(1,464)	$336,778
Issuance of restricted stock, net of forfeitures	150
Amortization of share-based awards			1,251					1,251
Comprehensive income:
Net income				40				40

Foreign currency translation adjustments							1,937	1,937

Disclosure of reclassification amount, net of taxes (28% tax rate):
Unrealized hedging gain arising during the period							107	107
Less: reclassification adjustment for hedging losses included in net income							14	14

Net unrealized cash flow hedging gain							93	93

Total comprehensive income				40			2,030	2,070

Balance at September 30, 2009	31,595	$316	$287,098	$99,453	(2,728)	$(47,334)	$566	$340,099

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)
	Three Months Ended

	September 30, 2009	September 30, 2008

Operating Activities:
Net income (loss)	$40	$(12,516)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,276	6,339
Amortization of senior note offering and credit facility costs	365	361
Amortization of share-based awards	1,251	1,381
Deferred income taxes	(1,445)	(7,193)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(76,976)	(73,277)
Increase in inventories	(33,473)	(50,147)
Increase in prepaid expenses and other assets	(2,522)	(981)
Increase in accounts payable	23,085	23,033
Increase in other payables, accrued expenses and other liabilities	24,099	22,249
Other	(1,601)	(3,788)

Net cash used in operating activities	(59,901)	(94,539)

Investing Activities:
Additions to property and equipment	(8,826)	(7,555)
Acquisition of other assets	(333)	(5,333)

Net cash used in investing activities	(9,159)	(12,888)

Financing Activities:
Proceeds from short-term debt	69,900	110,500
Payments on long-term debt	(545)	(629)
Proceeds from the exercise of stock options	--	423
Payments under capital lease obligations	(384)	--
Financing fees paid	--	(863)

Net cash provided by financing activities	68,971	109,431

Effect of exchange rate changes on cash and cash equivalents	482	(882)

Net increase in cash and cash equivalents	393	1,122
Cash and cash equivalents at beginning of period	23,102	26,396

Cash and cash equivalents at end of period	$23,495	$27,518

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BUSINESS AND BASIS OF PRESENTATION

          Elizabeth Arden, Inc. (the "Company" or "our") is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 100 countries internationally.

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the "2009 Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2009 is derived from the financial statements included in the 2009 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

          Management has evaluated subsequent events through October 30, 2009, which is the date the financial statements were issued.

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

          The components of accumulated other comprehensive income (loss) were as follows:

(Amounts in thousands)	September 30, 2009	June 30, 2009

Cumulative foreign currency translation adjustments	$495	$(1,442)
Unrealized hedging gain (loss), net of taxes	71	(22)

Accumulated other comprehensive income (loss)	$566	$(1,464)

NOTE 3.     INCOME (LOSS) PER SHARE

          Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted income per share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock. For the three months ended September 30, 2008 diluted loss per share equals basic loss per share, as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net income (loss) income per share:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2009	September 30, 2008

Basic
Net income (loss)	$40	$(12,516)

Weighted average shares outstanding	27,922	27,866

Net income (loss) per basic share	$0.00	$(0.45)

Diluted
Net income (loss)	$40	$(12,516)

Weighted average shares outstanding	27,922	27,866

Potential common shares - treasury method (1)	562	--

Weighted average shares and potential dilutive shares	28,484	27,866

Net income (loss) income per diluted share	$0.00	$(0.45)

(1)   For the three months ended September 30, 2008, 1,519,976 shares of potentially dilutive Common Stock were not included in the diluted income per share calculation because to do so would have been anti-dilutive.

          The following table shows the number of shares subject to option awards that were outstanding for the three months ended September 30, 2009 and 2008 that were not included in the diluted net income (loss) per share calculation because to do so would have been anti-dilutive:

	Three Months Ended

	September 30, 2009	September 30, 2008

Number of shares	3,598,627	3,419,793

NOTE 4.    RESTRUCTURING CHARGES

          In fiscal 2007, the Company commenced a comprehensive review of its global business processes to re-engineer its extended supply chain, distribution, logistics and transaction processing systems. In May 2008, the Company announced a decision to accelerate the re-engineering of its extended supply chain, distribution and logistics functions, as well as the realignment of other parts of its organization to better support its new business processes. This initiative also includes a migration to a shared services model to simplify transaction processing by consolidating the Company's primary global transaction processing functions and the implementation of a new financial accounting and order processing system. The Company refers to this initiative as the Global Efficiency Re-engineering initiative, or sometimes simply as the Initiative.

          As a result of the acceleration of the Initiative and the implementation of the Oracle financial accounting and order processing system and migration to a shared services transaction processing model, the Company has implemented a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. The Company expects these expenses to have incurred primarily in fiscal years 2009 and 2010 and currently estimates approximately $12.0 million to $14.0 million, before taxes, of these expenses by the end of fiscal 2010. Through September 30, 2009, the Company has incurred a total of $9.2 million of these expenses before taxes, which includes $5.2 million for Initiative-related restructuring and $4.0 million of other one time Initiative-related expenses. The following table summarizes the restructuring costs related to the Initiative:

(Amounts in thousands)	Three Months Ended September 30, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008

Restructuring expenses under the Initiative	$965	$3,544	$673

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Unrelated to the Initiative, for the three months ended September 30, 2009, the Company incurred approximately $0.4 million of other restructuring expenses.

          Aggregate amounts paid during the three months ended September 30, 2009 for restructuring were $1.5 million. All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statements of operations and, as described in Note 14, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At September 30, 2009 and June 30, 2009, the Company had a restructuring liability of $0.9 million and $1.0 million, respectively.

NOTE 5.     NEW ACCOUNTING STANDARDS

Accounting Standards Codification

          In June 2009, the Financial Accounting Standards Board (the "FASB") voted to approve the FASB Accounting Standards Codification ("Codification") as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification was effective for the Company commencing July 1, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database. The Codification is expected to become the single source of authoritative U. S. generally accepted accounting principles applicable for all non-governmental entities, except for rules and interpretive releases of the Commission.

Interim Disclosures About Fair Value of Financial Instruments

          In April 2009, the FASB issued an update to Codification Topic 825, Financial Instruments, amending the disclosure requirements under Topic 825 to require disclosures about the fair value of financial instruments for interim reporting periods in addition to the previously required annual disclosures. The interim reporting requirements under Codification Topic 825 were effective for the Company beginning July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          In June 2008, the FASB issued an update to Codification Topic 260, Earnings Per Share, that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The update to Codification Topic 260 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities and to be included in the computation of earnings per share pursuant to the two-class method. The revisions to Codification Topic 260 were effective for the Company beginning July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

Business Combinations

         In December 2007, the FASB issued an update to Codification Topic 805, Business Combinations, which significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. The revisions to Codification Topic 805 were effective for acquisitions that occur after July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

Useful Life of Intangible Assets

          In April 2008, the FASB issued an update to Codification Topic 350, Intangible- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for the Company beginning July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

          Codification Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The requirements for financial assets and liabilities under Codification Topic 820 became effective for the Company on July 1, 2008 and did not have a material impact on the Company's consolidated financial statements. The effective date for the guidelines under Codification Topic 820 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis was delayed until fiscal years beginning after November 15, 2008. For non-financial assets and liabilities, Codification Topic 820 was effective for the Company beginning July 1, 2009 and also did not have a material impact on the Company's consolidated financial statements.

          In August 2009, the FASB issued an update to Codification Topic 820 that provides additional guidance on the fair value measurement of liabilities. Specifically, this update provides clarification in circumstances in which a quoted price in an active market is not available. The update to Codification Topic 820 was effective for the Company beginning July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2009	June 30, 2009

Raw materials	$64,910	$64,147
Work in progress	28,026	30,777
Finished goods	260,332	223,611

Total	$353,268	$318,535

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	September 30, 2009	June 30, 2009	June 30, 2009 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	83,731	82,417	18
Exclusive brand trademarks	43,277	43,202	11
Other intangibles (1)	20,330	20,330	17
Goodwill (2)	21,054	21,054	Indefinite

Exclusive brand licenses, trademarks and intangibles, gross	290,807	289,418

Accumulated amortization:
Exclusive brand licenses and related trademarks	(41,437)	(39,913)
Exclusive brand trademarks	(37,134)	(36,588)
Other intangibles	(5,973)	(5,542)

Exclusive brand licenses, trademarks and intangibles, net	$206,263	$207,375

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

(2)	The entire amount of the goodwill relates to the North America Fragrance Segment.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Amortization expense was $2.5 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009, we estimated annual amortization expense for the Company's intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)

Remainder of fiscal 2010	$6.7
2011	7.0
2012	5.7
2013	5.0
2014	4.1

NOTE 8.    SHORT-TERM DEBT

          The Company has a $325 million revolving bank credit facility (the "Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a $25 million sub-limit for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The Credit Facility expires in December 2012.

          The Credit Facility is guaranteed by all of the Company's U.S. subsidiaries and is collateralized by a first priority lien on all of the Company's U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company's inventory, as determined pursuant to the terms of the Credit Facility; provided, however, that from August 15 to October 31 of each year the borrowing base may be temporarily increased by up to $25 million. The Company's obligations under the Credit Facility rank senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Under the terms of the Credit Facility, the Company may pay dividends or repurchase Common Stock if the Company maintains borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness). The Company was in compliance with all applicable covenants under the Credit Facility for the three months ended September 30, 2009.

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.00% higher. At September 30, 2009, the Applicable Margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For the three months ended September 30, 2009 and 2008, the weighted average annual interest rate on borrowings under the Credit Facility was 2.5% and 4.1%, respectively.

          At September 30, 2009, the Company had $184.9 million in outstanding borrowings and approximately $4.7 million in letters of credit outstanding under the Credit Facility, compared with $115.0 million in outstanding borrowings under the Credit Facility at June 30, 2009. As of September 30, 2009, the Company had approximately $281.7 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $96.6 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2009	June 30, 2009

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap, net	(1,559)	(1,634)
Riviera Term Note	--	545

Total debt	223,441	223,911
Less: Current portion of long-term debt	--	545

Total long-term debt	$223,441	$223,366

          In connection with the June 2006 acquisition of certain assets of Riviera Concepts Inc., the Company assumed a promissory note held by Riviera Concepts in the principal amount of approximately $3.4 million (the "Riviera Term Note"). The final installment was paid on July 15, 2009.

          At September 30, 2009 and June 30, 2009, the estimated fair value of the Company's 7 3/4% Senior Subordinated Notes and at June 30, 2009, the estimated value of the Riviera Term Note, as applicable, using available market information and interest rates was as follows:

(Amounts in thousands)	September 30, 2009	June 30, 2009

7 3/4% Senior Subordinated Notes due January 2014	$211,500	$193,500
Riviera Term Note	--	545

          The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, primarily due to the illiquid nature of the capital markets in which the 7 3/4% Senior Subordinated Notes are traded. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

          In connection with the August 2006 acquisition of certain assets comprising the fragrance business of Sovereign Sales LLC ("Sovereign"), $12 million of the purchase price was in the form of contingent consideration, the majority of which was to be paid in two installments over two years from the date of closing if certain financial targets and other conditions are satisfied. The conditions for the first, second and final installments were satisfied, and the Company recognized a liability of $6.3 million, $5.3 million and $0.3 million in the consolidated balance sheets at June 30, 2007, June 30, 2008 and June 30, 2009, respectively. The first installment was paid in September 2007, the second installment was paid in July 2008, and the final installment of contingent consideration of $0.3 million was paid in September 2009.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    FAIR VALUE MEASUREMENTS

          Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The accounting standards also have established a fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value into three broad levels as follows:

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

          The following table presents the fair value hierarchy for those of the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2009:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets
Foreign currency contracts	$--	$484	$--	$484
Liabilities
Foreign currency contracts	$--	$577	$--	$577

          As of June 30, 2009, the Company's foreign currency contracts were measured at fair value under Level 2 as an asset of $0.5 million and as a liability of $0.4 million. See Note 12 for a discussion of the Company's foreign currency contracts.

          Effective July 1, 2009, we adopted the accounting standards for fair value for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the three months ended September 30, 2009.

NOTE 12.    DERIVATIVE FINANCIAL INSTRUMENTS

          The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to hedge a significant portion of its forecasted net sales to reduce the exposure of the Company's foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also hedges a significant portion of its forecasted inventory purchases to reduce the exposure of its Canadian and Australian subsidiary's cost of sales to such fluctuations. Additionally, when appropriate, the Company enters into and settles foreign currency contracts to reduce the exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros, Canadian dollars and Australian dollars. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company's derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows.

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiary revenues generally over approximately 18 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of September 30, 2009, the Company had notional amounts of 18.7 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between October 31, 2009 and May 30, 2011.

          Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiary cost of sales generally over approximately 12 to 18 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of September 30, 2009, the Company had notional amounts of 14.8 million Canadian dollars and 8.6 million of Australian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between October 31, 2009 and May 30, 2011.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three months ended September 30, 2009, the Company recorded approximately $0.2 million in selling, general and administrative expenses related to these contracts. As of September 30, 2009, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

	Fair Value of Derivative Instruments

(Amounts in thousands)	Asset Derivatives As of September 30, 2009		Liability Derivatives As of September 30, 2009

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as effective hedges
Foreign Exchange Contracts	Other assets	$484	Other payables	$577

Total		$484		$577

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following illustrates the fair value of outstanding foreign currency contracts and the gains (losses), associated with the settlement of these contracts:
(Amounts in thousands)	Amount of Gain (Loss) in OCI on Derivative, Net of Tax (Effective Portion) As of September 30, 2009	Location of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the Three Months Ended September 30, 2009

Derivatives designated as effective hedges
Currency Contracts - Sales	$444	Net Sales	$(6)
Currency Contracts - Cost of Sales	(373)	Cost of Sales	(13)

Totals	$71		$(19)

NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of September 30, 2009 and June 30, 2009, and for the three months ended September 30, 2009 and 2008, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of September 30, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$2,876	$20,608	$11	$--	$23,495
Accounts receivable, net	169,376	100,235	--	--	269,611
Inventories	249,174	104,094	--	--	353,268
Intercompany receivable	61,775	7,389	274,721	(343,885)	--
Deferred income taxes	12,706	(796)	--	--	11,910
Prepaid expenses and other assets	36,490	16,553	331	--	53,374

Total current assets	532,397	248,083	275,063	(343,885)	711,658

Property and equipment, net	43,597	20,762	--	--	64,359

Other Assets:
Investment in subsidiaries	304,255	--	9,136	(313,391)	--
Exclusive brand licenses, trademarks and intangibles, net	49,822	6,383	150,058	--	206,263
Debt financing costs, net	4,419	--	--	--	4,419
Other	11,592	(846)	11	108	10,865

Total other assets	370,088	5,537	159,205	(313,283)	221,547

Total assets	$946,082	$274,382	$434,268	$(657,168)	$997,564

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$184,900	$--	$--	$--	$184,900
Accounts payable - trade	121,918	19,019	--	--	140,937
Intercompany payable	14,313	84,940	253,647	(352,900)	--
Other payables and accrued expenses	50,288	45,941	7	(13)	96,223

Total current liabilities	371,419	149,900	253,654	(352,913)	422,060

Long-term debt	223,441	--	--	--	223,441
Deferred income taxes and other liabilities	11,123	841	--	--	11,964

Total liabilities	605,983	150,741	253,654	(352,913)	657,465

Shareholders' Equity
Common stock	316	--	--	--	316
Additional paid-in capital	287,098	9,136	197,411	(206,547)	287,098
Retained earnings (accumulated deficit)	99,453	113,817	(16,797)	(97,020)	99,453
Treasury stock	(47,334)	--	--	--	(47,334)
Accumulated other comprehensive income	566	688	--	(688)	566

Total shareholders' equity	340,099	123,641	180,614	(304,255)	340,099

Total liabilities and shareholders' equity	$946,082	$274,382	$434,268	$(657,168)	$997,564

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$1,936	$20,969	$197	$--	$23,102
Accounts receivable, net	104,939	85,334	--	--	190,273
Inventories	225,721	92,814	--	--	318,535
Intercompany receivable	47,704	4,632	269,819	(322,155)	-
Deferred income taxes	12,706	(902)	--	--	11,804
Prepaid expenses and other assets	35,794	13,649	581	--	50,024

Total current assets	428,800	216,496	270,597	(322,155)	593,738

Property and equipment, net	42,990	21,120	-	-	64,110

Other Assets:
Investment in subsidiaries	298,411	--	9,136	(307,547)	-
Exclusive brand licenses, trademarks and intangibles, net	50,021	6,598	150,756	--	207,375
Debt financing costs, net	4,705	--	--	--	4,705
Other	10,287	(1,146)	11	7	9,159

Total other assets	363,424	5,452	159,903	(307,540)	221,239

Total assets	$835,214	$243,068	$430,500	$(629,695)	$879,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$115,000	$--	$--	$--	$115,000
Accounts payable - trade	102,952	18,461	--	--	121,413
Intercompany payable	9,165	71,042	251,076	(331,283)	-
Other payables and accrued expenses	36,576	33,593	--	(1)	70,168
Current portion of long-term debt	545	--	--	--	545

Total current liabilities	264,238	123,096	251,076	(331,284)	307,126

Long-term debt	223,366	--	--	--	223,366
Deferred income taxes and other liabilities	10,832	985	--	--	11,817

Total liabilities	498,436	124,081	251,076	(331,284)	542,309

Shareholders' Equity
Common stock	316	--	--	--	316
Additional paid-in capital	285,847	9,136	197,411	(206,547)	285,847
Retained earnings (accumulated deficit)	99,413	111,193	(17,987)	(93,206)	99,413
Treasury stock	(47,334)	--	--	--	(47,334)
Accumulated other comprehensive loss	(1,464)	(1,342)	--	1,342	(1,464)

Total shareholders' equity	336,778	118,987	179,424	(298,411)	336,778

Total liabilities and shareholders' equity	$835,214	$243,068	$430,500	$(629,695)	$879,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations	Three Months Ended September 30, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$167,675	$97,489	$3,224	$(3,224)	$265,164
Cost of sales	101,709	46,568	--	--	148,277

Gross profit	65,966	50,921	3,224	(3,224)	116,887

Selling, general and administrative costs	62,332	45,146	(311)	(3,224)	103,943
Depreciation and amortization	4,160	2,349	767	--	7,276

(Loss) income from operations	(526)	3,426	2,768	--	5,668
Other expense (income):
Interest expense (income)	5,596	209	(194)	--	5,611
Other	(4,467)	(416)	1,065	3,818	--

(Loss) income before income taxes	(1,655)	3,633	1,897	(3,818)	57
(Benefit from) provision for income taxes	(1,695)	1,006	706	--	17

Net income	$40	$2,627	$1,191	$(3,818)	$40

Condensed Statement of Operations	Three Months Ended September 30, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$177,137	$107,050	$3,344	$(3,344)	$284,187
Cost of sales	123,434	54,339	--	--	177,773

Gross profit	53,703	52,711	3,344	(3,344)	106,414

Selling, general and administrative costs	63,060	50,007	(335)	(3,344)	109,388
Depreciation and amortization	3,734	1,852	753	--	6,339

(Loss) income from operations	(13,091)	852	2,926	--	(9,313)
Other expense (income):
Interest expense (income)	6,557	320	(302)	--	6,575
Other	(2,424)	571	1,086	767	--

(Loss) income before income taxes	(17,224)	(39)	2,142	(767)	(15,888)
(Benefit from) provision for income taxes	(4,708)	562	774	--	(3,372)

Net (loss) income	$(12,516)	$(601)	$1,368	$(767)	$(12,516)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Three Months Ended September 30, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(49,843)	$(12,897)	$2,852	$(13)	$(59,901)

Investing activities:
Additions to property and equipment	(10,120)	1,294	--	--	(8,826)
Acquisition of other assets	(333)	--	--	--	(333)

Net cash (used in) provided by investing activities	(10,453)	1,294			(9,159)

Financing activities:
Proceeds from short-term debt	69,900	--	--	--	69,900
Payments on long-term debt	(545)	--	--	--	(545)
Payments under capital lease obligations	(384)	--	--	--	(384)
Net change in intercompany obligations	(8,217)	11,242	(3,038)	13	--

Net cash provided by (used in) financing activities	60,754	11,242	(3,038)	13	68,971

Effect of exchange rate changes on cash and cash equivalents	482	--	--	--	482
Net increase (decrease) in cash and cash equivalents	940	(361)	(186)	--	393
Cash and cash equivalents at beginning of period	1,936	20,969	197	--	23,102

Cash and cash equivalents at end of period	$2,876	$20,608	$11	$--	$23,495

Statement of Cash Flows	Three Months Ended September 30, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(54,669)	$(44,722)	$2,784	$2,068	$(94,539)

Investing activities:
Additions to property and equipment	(6,814)	(741)	--	--	(7,555)
Acquisition of licenses and other assets	(5,333)	--	--	--	(5,333)

Net cash used in investing activities	(12,147)	(741)	--	--	(12,888)

Financing activities:
Proceeds from short-term debt	110,500	--	--	--	110,500
Payments on long-term debt	(629)	--	--	--	(629)
Proceeds from the exercise of stock options	423	--	--	--	423
Financing fees	(863)	--	--	--	(863)
Net change in intercompany obligations	(42,276)	47,218	(2,874)	(2,068)	--

Net cash provided by (used in) financing activities	67,155	47,218	(2,874)	(2,068)	109,431

Effect of exchange rate changes on cash and cash equivalents	(882)	--	--	--	(882)
Net (decrease) increase in cash and cash equivalents	(543)	1,755	(90)	--	1,122
Cash and cash equivalents at beginning of period	3,487	22,801	108	--	26,396

Cash and cash equivalents at end of period	$2,944	$24,556	$18	$--	$27,518

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    SEGMENT DATA AND RELATED INFORMATION

          Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the "Chief Executive") in deciding how to allocate resources and in assessing performance. As a result of the similarities in the procurement, marketing and distribution processes for all of the Company's products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive.

          The Company's operations are organized into the following reportable segments:

—

North America Fragrance - The North America Fragrance segment sells the Company's portfolio of owned, licensed and distributed fragrances to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico. This segment also sells the Company's Elizabeth Arden products in prestige department stores in Canada and Puerto Rico and to other selected retailers. This segment also includes the Company's e-commerce business.

—

International - The International segment sells the Company's portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

—

Other - The Other reportable segment sells the Company's Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from the Company for use in its salons.

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2009 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies." The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

         Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, and (iv) costs related to the Initiative. Unallocated corporate expenses for the three months ended September 30, 2008 also include $19.1 million of expenses ($15.4 million of which did not require the use of cash) related to the Company's Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, and transition expenses. Restructuring charges and costs related to the Initiative are also recorded in unallocated corporate expenses as these decisions are centrally directed and controlled, and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by reportable segment for the three months ended September 30, 2009 and 2008:

(Amounts in thousands)	Three Months Ended

	September 30, 2009	September 30, 2008

Segment Net Sales:
North America Fragrance	$168,133	$177,560
International	85,228	94,426
Other	11,803	12,201

Total	$265,164	$284,187

Segment Profit (Loss):
North America Fragrance	$27,635	$31,899
International	631	(6,588)
Other	(675)	(880)

Total	$27,591	$24,431

Reconciliation:
Segment Profit	$27,591	$24,431
Less:
Depreciation and Amortization	7,276	6,339
Interest expense	5,611	6,575
Unallocated Corporate Expenses	14,647	27,405

Income (Loss) Before Income Taxes	$57	$(15,888)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

Overview

          We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Provocative Woman, Elizabeth Arden green tea, Pretty Elizabeth Arden, and Elizabeth Arden Mediterranean; the Elizabeth Arden skin care brands: Ceramide, Eight Hour Cream, Intervene, and PREVAGE®; and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our prestige fragrance portfolio also includes the following celebrity, lifestyle and designer fragrance brands:

Celebrity Fragrances	The fragrance brands of Elizabeth Taylor, Britney Spears, Hilary Duff, Danielle Steel, Mariah Carey and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, Lucky, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Badgley Mischka, Rocawear, Alberta Ferretti, Alfred Sung, Nannette Lepore, Geoffrey Beene, Halston, Bob Mackie, and GANT

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

          We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2009 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information and Factors That May Affect Future Results."

           In fiscal 2007, we commenced a comprehensive review of our global business processes to re-engineer our extended supply chain, distribution, logistics and transaction processing systems. We refer to this initiative as the Global Efficiency Re-engineering initiative, or sometimes simply as the Initiative. In May 2008, we announced an acceleration of the re-engineering of our extended supply chain, distribution and logistics functions, as well as the realignment of other parts of our organization to better support our new business processes.

          In connection with the Initiative, in July 2009 we completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in accordance with our projected timeline. We plan to complete the remaining portion of the financial accounting system as well as the order processing system in the second half of fiscal 2010. The system is intended to improve key transaction processes and accommodate the anticipated growth of our business. We expect this infrastructure investment to simplify our transaction processing by utilizing a common platform to centralize our primary global transaction processing functions.

          As a result of the acceleration of the Initiative, and the implementation of the Oracle financial accounting and order processing system, and migration to a shared services transaction processing model, we have implemented a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We expect that we will have incurred approximately $12.0 million to $14.0 million, before taxes, of these expenses by the end of fiscal 2010. Through September 30, 2009, we have incurred a total of $9.2 million of these expenses before taxes, which includes $5.2 million for Initiative-related restructuring and $4.0 million of other one time Initiative-related expenses. See Note 4 to Notes to Unaudited Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2009, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2009 and 2008. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended

	September 30, 2009		September 30, 2008

Net sales	$265,164	100.0%	$284,187		100.0%
Cost of sales	148,277	55.9	177,773		62.6
Gross profit	116,887	44.1	106,414		37.4
Selling, general and administrative expenses	103,943	39.2	109,388		38.5
Depreciation and amortization	7,276	2.7	6,339		2.2
Income (loss) from operations	5,668	2.1	(9,313)		(3.3)
Interest expense, net	5,611	2.1	6,575		2.3
Income (loss) before income taxes	57	--	(15,888)		(5.6)
Provision for (benefit from) income taxes	17	--	(3,372)		(1.2)
Net income (loss)	40	--	(12,516)		(4.4)

Other data
EBITDA and EBITDA margin (1)	$12,944	4.9%	$(2,974	) (2)	(1.0)%

(1)   For a definition of EBITDA and a reconciliation of net income (loss) to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008. EBITDA margin represents EBITDA divided by net sales.

(2)   The three months ended September 30, 2008 include $19.1 million of expenses ($15.4 million of which did not require the use of cash) related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses associated with the license.

          Our operations are organized into the following reportable segments:

—

North America Fragrance - Our North America Fragrance segment sells our portfolio of owned, licensed and distributed fragrances to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico. This segment also sells our Elizabeth Arden products in prestige department stores in Canada and Puerto Rico, and to other selected retailers. This segment also includes our e-commerce business.

—

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

—

Other- Our Other reportable segment sells our Elizabeth Arden products in prestige department stores in the United States and through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from us for use in its salons.

          Segment profit excludes depreciation and amortization, interest expense and unallocated corporate expenses, which are shown in the table below reconciling segment profit to consolidated net income (loss) before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, and (iv) costs related to the Initiative. Unallocated corporate expenses for the three months ended September 30, 2008 also include $19.1 million of expenses ($15.4 million of which did not require the use of cash) related to our Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, and transition expenses. Restructuring charges and costs related to the Initiative are also recorded in unallocated corporate expenses as these decisions are centrally directed and controlled, and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit (loss) by reportable segment for the three months ended September 30, 2009 and 2008 and reflects the basis of presentation described in Note 14 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended

	September 30, 2009	September 30, 2008

Segment Net Sales:
North America Fragrance	$168,133	$177,560
International	85,228	94,426
Other	11,803	12,201

Total	$265,164	$284,187

Segment Profit (Loss):
North America Fragrance	$27,635	$31,899
International	631	(6,588)
Other	(675)	(880)

Total	$27,591	$24,431

Reconciliation:
Segment Profit	$27,591	$24,431
Less:
Depreciation and Amortization	7,276	6,339
Interest expense	5,611	6,575
Unallocated Corporate Expenses	14,647	27,405

Income (Loss) Before Income Taxes	$57	$(15,888)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

          Net Sales.    Net sales decreased by 6.7% or $19.0 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Excluding the unfavorable impact of foreign currency translation, net sales decreased by 5.0% or $14.2 million. In addition to the unfavorable impact of foreign currency translation, the lower net sales were principally due to customers, primarily in North America and Europe, continuing to reduce replenishment orders to lower inventory and lower sales to travel retail outlets due to a reduction in passenger traffic at airports. Incremental net sales related to the current year launch of the new Juicy Couture fragrance, Couture Couture, and the continued roll out of the prior year launch of Viva La Juicy were more than offset by reduced sales of other brands, primarily Elizabeth Arden branded products and distributed brands.

North America Fragrance

          Net sales decreased by 5.3% or $9.4 million. Excluding the unfavorable impact of foreign currency translation, net sales decreased by 5.1% or $9.0 million. The decline in net sales was primarily due to a weak economic environment and certain customers continuing to reduce basic stock replenishment orders to lower inventory levels. A decline in sales of distributed brands was partially offset by higher sales of the Juicy Couture, Britney Spears and Mariah Carey fragrance brands.

International

          Net sales decreased by 9.7% or $9.2 million. Excluding the unfavorable impact of foreign currency translation, net sales decreased by 5.1 % or $4.8 million, primarily due to Elizabeth Arden branded products. The sales declines included $4.9 million of lower net sales to distributor markets and travel retail outlets due to a reduction in passenger traffic, as well as lower sales in Europe. Partially offsetting these declines were higher sales in the Asia Pacific region and incremental sales due to the launch of the Alberta Ferretti fragrance.

Other Net sales decreased by 3.3% or $0.4 million.

          Gross Margin.    For the three months ended September 30, 2009 and 2008, gross margins were 44.1% and 37.4%, respectively. Gross margin for the three months ended September 30, 2008 included $16.4 million of charges ($15.4 million of which did not require the use of cash) primarily related to the Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne license agreement. In addition, gross margin in the current year period benefited from a higher proportion of sales of owned and licensed brands, which have higher gross margins as compared to distributed brands.

          SG&A.   Selling, general and administrative expenses decreased 5.0%, or $5.4 million, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was principally due to (i) transition expenses of $2.7 million in the prior year period related to the license of the Liz Claiborne fragrance brands, (ii) lower general and administrative expenses of $2.1 million for the three months ended September 30, 2009, principally due to lower incentive compensation costs, and (iii) lower sales overhead expenses of $1.6 million. Additionally, the current year period benefited from a $1.3 million favorable impact of foreign currency translation of our international affiliates' balance sheets as compared to a loss in the prior year period of $2.1 million. These decreases were partially offset by higher advertising and promotion costs of $2.8 million. For the three months ended September 30, 2009 and 2008, total share-based compensation cost charged against income for all stock plans was $1.3 million and $1.4 million, respectively.

Segment Profit

North America Fragrance Segment profit decreased 13.4% or $4.3 million. The decrease in segment profit was mostly due to lower sales and higher advertising and promotion costs.

International

          Segment profit was $0.6 million compared to a loss of $6.6 million for the three months ended September 30, 2008. The improvement in segment results was primarily due to improved gross margins due to a higher proportion of basic product sales, which have higher gross margins as compared to promotional products. In addition, selling, general and administrative expenses were lower compared to the three months ended September 30, 2008, primarily due to the favorable impact of foreign currency translation of our international affiliates' balance sheets and lower overhead costs. The improved gross margin and reduced selling, general and administrative expenses were partially offset by lower sales.

Other Segment loss decreased by $0.2 million from the prior year period primarily due to improved gross margins.

         Interest Expense.    Interest expense, net of interest income, decreased 14.7%, or $1.0 million, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was due to lower average interest rates under our revolving bank credit facility and lower average borrowings under such credit facility during the current year period.

         Provision for/benefit from Income Taxes.    The effective tax rate, which is calculated as a percentage of the income or loss before income taxes for the three months ended September 30, 2009, was 31.2 % compared to 21.2% for the three months ended September 30, 2008. The increase in the effective tax rate was mainly due to the $19.1 million of inventory charges and transition expenses ($15.4 million of which did not require the use of cash) recognized in the prior year period related to the Liz Claiborne license agreement, which resulted in higher income from operations in the U.S. in the current year period. Our U.S. operations have a higher effective tax rate than our international operations.

         Net Income/loss.    Net income for the three months ended September 30, 2009, was $40,000, compared to a loss of $12.5 million for the three months ended September 30, 2008. The increase in net income was primarily the result of $19.1 million of inventory charges and transition expenses ($15.4 million of which did not require the use of cash) recognized in the prior year period related to the Liz Claiborne license agreement, other lower selling, general and administrative expenses of $2.7 million and lower interest expense of $1.0 million in the current year period, partially offset by the impact of lower net sales and a higher effective tax rate.

         EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $16.0 million to $12.9 million for the three months ended September 30, 2009, compared to a loss of $3.0 million for the three months ended September 30, 2008. The increase in EBITDA was primarily the result of $19.1 million of high cost inventory charges and transition expenses recognized in the prior year period related to the Liz Claiborne license agreement as discussed above and other lower selling, general and administrative expenses of $2.7 million in the current year period, partially offset by the impact of lower net sales.

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

          The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2009	September 30, 2008

Net income (loss)	$40	$(12,516)
Plus:
Provision for (benefit from) income taxes	17	(3,372)
Interest expense, net	5,611	6,575
Depreciation and amortization	7,276	6,339

EBITDA	$12,944	$(2,974)

Liquidity and Capital Resources

(Amounts in thousands)	Three Months Ended

	September 30, 2009	September 30, 2008

Net cash used in operating activities	$(59,901)	$(94,539)
Net cash used in investing activities	(9,159)	(12,888)
Net cash provided by financing activities	68,971	109,431
Net increase in cash and cash equivalents	393	1,122

          Cash Flows.    For the three months ended September 30, 2009, net cash used in operating activities was $59.9 million, as compared to net cash used in operating activities of $94.5 million for the three months ended September 30, 2008. This decrease in cash used in operating activities was principally due to lower inventory levels resulting from the Initiative.

          For the three months ended September 30, 2009, net cash used in investing activities of $9.2 million was composed of $8.8 million of capital expenditures and the $0.3 million payment of the remaining installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC. For the three months ended September 30, 2008, net cash used in investing activities of $12.9 million was composed of $7.6 million of capital expenditures and the $5.3 million payment of the second installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales.

          For the three months ended September 30, 2009, net cash provided by financing activities was $69.0 million, as compared to $109.4 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, borrowings under our credit facility increased by $69.9 million to $184.9 million at September 30, 2009. During the three months ended September 30, 2008, borrowings under our credit facility increased by $110.5 million to $229.5 million at September 30, 2008.

          Interest paid during the three months ended September 30, 2009, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $1.0 million of interest paid on the borrowings under our credit facility. Interest paid during the three months ended September 30, 2008, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes and $1.8 million of interest paid on the borrowings under our credit facility.

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

          We have a revolving $325 million credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a $25 million sub-limit for letters of credit. Under the terms of the credit facility we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility expires in December 2012.

          The credit facility is guaranteed by all of our U.S. subsidiaries and is collateralized by a first priority lien on all of our U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the credit facility are limited to 85.0% of eligible accounts receivable and 85.0% of the appraised net liquidation value of our inventory, as determined pursuant to the terms of the credit facility; provided, however, that from August 15 to October 31 of each year our borrowing base may be temporarily increased by up to $25 million. Our obligations under the credit facility rank senior to our 7 3/4% senior subordinated notes due 2014.

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness). We were in compliance with all applicable covenants under the credit facility for the three months ended September 30, 2009.

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. At September 30, 2009, the Applicable Margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the three months ended September 30, 2009 and 2008, the weighted average annual interest rate on borrowings under the credit facility was 2.5% and 4.1%, respectively. The interest rates payable by us on our 7 3/4% senior subordinated notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions.

          At September 30, 2009, we had (i) $184.9 million in borrowings and $4.7 million in letters of credit outstanding under the credit facility, (ii) $281.7 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $96.6 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At September 30, 2009, we had outstanding $225.0 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. The indenture pursuant to which the 7 3/4% senior subordinated notes were issued provides that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indenture generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture).

          Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands, new product launches or licensing or distribution arrangements. A further deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default under our outstanding 7 3/4% senior subordinated notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

New Accounting Standards

Accounting Standards Codification

          In June 2009, the Financial Accounting Standards Board (FASB) voted to approve the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification was effective for us commencing July 1, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database. The Codification is expected to become the single source of authoritative U. S. generally accepted accounting principles applicable for all non-governmental entities, except for rules and interpretive releases of the Securities and Exchange Commission.

Interim Disclosures About Fair Value of Financial Instruments

          In April 2009, the FASB issued an update to Codification Topic 825, Financial Instruments, amending the disclosure requirements under Topic 825 to require disclosures about the fair value of financial instruments for interim reporting periods in addition to the previously required annual disclosures. The interim reporting requirements under Codification Topic 825 were effective for us beginning July 1, 2009 and did not have a material impact on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          In June 2008, the FASB issued an update to Codification Topic 260, Earnings Per Share, that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The update to Codification Topic 260 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities and to be included in the computation of earnings per share pursuant to the two-class method. The revisions to Codification Topic 260 were effective for us beginning July 1, 2009 and did not have a material impact on our consolidated financial statements.

Business Combinations

          In December 2007, the FASB issued an update to Codification Topic 805, Business Combinations, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. The revisions to Codification Topic 805 were effective for acquisitions that occur after July 1, 2009 and did not have a material impact on our consolidated financial statements.

Useful Life of Intangible Assets

          In April 2008, the FASB issued an update to Codification Topic 350, Intangible- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for us beginning this July 1, 2009 and did not have a material impact on our consolidated financial statements.

Fair Value Measurements

          Codification Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The requirements for financial assets and liabilities under Codification Topic 820 became effective for us on July 1, 2008 and did not have a material impact on our consolidated financial statements. The effective date for the guidelines under Codification Topic 820 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis was delayed until fiscal years beginning after November 15, 2008. For non-financial assets and liabilities, Codification Topic 820 was effective for us beginning July 1, 2009 and also did not have a material impact on our consolidated financial statements.

          In August 2009, the FASB issued an update to Codification Topic 820 that provides additional guidance on the fair value measurement of liabilities. Specifically, this update provides clarification in circumstances in which a quoted price in an active market is not available. The update to Codification Topic 820 was effective for us beginning July 1, 2009 and did not have a material impact on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

*

factors affecting our relationships with our customers or our customers' businesses, including the absence of contracts with customers, our customers' financial condition, and changes in the retail, fragrance and cosmetic industries, such as the consolidation of retailers and the associated closing of retail doors, as well as retailer inventory control practices, including, but not limited to, levels of inventory carried at point of sale and practices used to control inventory shrinkage;

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

*	our ability to protect our intellectual property rights;
*	the success, or changes in the timing or scope, of our new product launches, advertising and merchandising programs;
*	the quality, safety and efficacy of our products;
*	the impact of competitive products and pricing;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2009, we had approximately $184.9 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the three months ended September 30, 2009, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2009 would have increased or decreased by approximately $0.8 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three months ended September 30, 2009 and 2008 we derived approximately 37% and 38%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of September 30, 2009, we had notional amounts of 18.7 million British pounds under open foreign currency contracts that expire between October 31, 2009 and May 30, 2011 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2009, we had notional amounts of 14.8 million Canadian dollars and 8.6 million of Australian dollars under open foreign currency contracts that expire between October 31, 2009 and May 30, 2011 to reduce the exposure of our foreign subsidiary cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings. The realized loss, net of taxes, recognized during the three months ended September 30, 2009 from settled contracts was approximately $14,000. At September 30, 2009, the unrealized gain, net of taxes, associated with these open contracts of approximately $71,000 is included in accumulated other comprehensive income (loss) in our consolidated balance sheet. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of September 30, 2009, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended September 30, 2009 from the settlement of the contracts, was approximately $120,000.

          We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

          Our Chairman, President and Chief Executive Officer and the Company's Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are functioning effectively.

       During July 2009, we completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in accordance with our projected timeline. We plan to complete the remaining portion of the financial accounting system, as well as an order processing system, in the second half of fiscal 2010. As part of this implementation, we also migrated to a shared services model for our primary global transaction processing functions. As a result of these activities, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures have been, or will be, modified and redesigned to conform with and support the new financial accounting and order processing system and the new shared services model. Management is currently reviewing and evaluating the design of key controls in the new Oracle financial accounting system and the accuracy of the data conversion that is taking place during the implementation and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting.

        Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change and that internal controls are being enhanced by the new financial accounting system, however, it has not completed its testing of the operating effectiveness of all key controls in the new financial accounting system. As such, there is a risk that control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. In addition, the implementation is ongoing and difficulties may still arise as the Company completes the implementation of the remaining portion of the financial accounting system as well as the order processing system in the second half of fiscal 2010.

        There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 5.    OTHER INFORMATION

          At the August 10, 2009 meeting of the compensation committee of our board of directors, the compensation committee approved a change in the long-term incentive award mix for our executive officers, including our named executive officers, from a mix of one-third stock options, one-third performance-based restricted stock and one-third service-based restricted stock to a long-term incentive award mix of 20% stock options, 45% service-based restricted stock and 35% performance-based cash awards. Pursuant to this new long-term incentive award mix, the compensation committee approved the following long-term awards to the following named executive officers, effective as of August 17, 2009:

Named Executive Officer(1)	Position	Service-Based Restricted Stock Awards (2)	Performance- Based Cash Awards (at Target) (3)	Stock Options (4)

E. Scott Beattie	Chairman of the Board, President and Chief Executive Officer	86,800	$630,000	96,500

Stephen J. Smith	Executive Vice President and Chief Financial Officer	28,900	$210,000	32,200

Joel B. Ronkin	Executive Vice President, General Manager - North America Fragrances	43,400	$315,000	48,200

Ronald L. Rolleston	Executive Vice President, Global Fragrance Marketing	16,400	$119,000	18,200

Elizabeth Park	Executive Vice President, Global Marketing, Elizabeth Arden and General Manager -- Arden U.S.	16,200	$117,250	18,000

(1) Jacobus A. J. Steffen's employment with us ended on December 31, 2008, and accordingly he did not receive any long-term incentive awards.

(2)   The service-based restricted stock awards vest over a three-year period in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2010, June 30, 2011 and June 30, 2012, as applicable, if the executive officer is still employed by us at that time.

(3)   Various percentages of the performance-based cash awards (ranging from 25% to 150% of the target award amounts set forth above) will be payable in three equal annual installments from the date of grant if we achieve specified operating cash flow targets for the fiscal year ended June 30, 2010, provided that the named executive officer remains employed with us through the applicable dates of payment. For operating cash flow results for fiscal 2010 between specific operating cash flow targets, payouts will be determined based on interpolation. All fiscal 2010 operating cash flow targets relating to the performance-based cash awards are intended to exclude the effect of one-time charges and extraordinary events such as asset write-downs, litigation judgments or settlements, changes in tax laws, accounting principles or other laws or provisions affecting reported results, accruals for reorganization or restructuring, and transition or other non-recurring expenses associated with acquisitions or divestitures in determining whether such performance targets are met.

(4)   The stock options become exercisable in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2010, June 30, 2011 and June 30, 2012, as applicable, if the named executive officer is still employed by us at that time. The exercise price of the stock options is $9.33 per share, which equals the closing price of our common stock on August 17, 2009, the effective date of grant of the stock options. The stock options will expire ten years from the date of grant.

ITEM 6.    EXHIBITS
Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

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

10.33 +

Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: October 30, 2009	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2009	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.