Form 10-Q
period 2009-12-31
ELIZABETH ARDEN INC
filed 2010-01-29
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 27, 2010

Common Stock, $.01 par value per share	28,981,210

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	December 31, 2009	June 30, 2009

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$32,705	$23,102
Accounts receivable, net	237,094	190,273
Inventories	264,712	318,535
Deferred income taxes	5,228	11,804
Prepaid expenses and other assets	45,943	50,024

Total current assets	585,682	593,738

Property and equipment, net	68,478	64,110
Exclusive brand licenses, trademarks and intangibles, net	183,925	186,321
Goodwill	21,054	21,054
Debt financing costs, net	4,132	4,705
Deferred income taxes	10,268	8,565
Other assets	1,161	594

Total assets	$874,700	$879,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$66,000	$115,000
Accounts payable - trade	98,731	121,413
Other payables and accrued expenses	110,354	70,168
Current portion of long-term debt	--	545

Total current liabilities	275,085	307,126

Long-term Liabilities
Long-term debt, net	223,517	223,366
Deferred income taxes and other liabilities	13,089	11,817

Total long-term liabilities	236,606	235,183

Total liabilities	511,691	542,309

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 31,743,692 and 31,444,935 issued, respectively	317	316
Additional paid-in capital	289,321	285,847
Retained earnings	120,509	99,413
Treasury stock (2,760,482 and 2,728,329 shares at cost, respectively)	(47,708)	(47,334)
Accumulated other comprehensive income (loss)	570	(1,464)

Total shareholders' equity	363,009	336,778

Total liabilities and shareholders' equity	$874,700	$879,087

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Net sales	$393,345	$370,005	$658,508	$654,193
Cost of goods sold:
Cost of sales	217,827	218,393	366,103	396,167
Depreciation related to cost of goods sold	1,194	1,137	2,461	2,248

Total cost of goods sold	219,021	219,530	368,564	398,415

Gross profit	174,324	150,475	289,944	255,778

Operating expenses:
Selling, general and administrative	132,038	120,338	235,981	229,725
Depreciation and amortization	5,803	5,337	11,812	10,566

Total operating expenses	137,841	125,675	247,793	240,291

Income from operations	36,483	24,800	42,151	15,487

Interest expense, net	5,804	7,026	11,415	13,601

Income before income taxes	30,679	17,774	30,736	1,886
Provision for income taxes	9,623	4,108	9,640	736

Net income	$21,056	$13,666	$21,096	$1,150

Net income per common share:
Basic	$0.75	$0.49	$0.75	$0.04

Diluted	$0.73	$0.48	$0.74	$0.04

Weighted average number of common shares:
Basic	28,071	27,980	28,040	27,951

Diluted	28,707	28,648	28,591	28,778

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance at July 1, 2009	31,445	$316	$285,847	$99,413	(2,728)	$(47,334)	$(1,464)	$336,778

Issuance of restricted stock, net of forfeitures	150	1						1
Issuance of common stock for employee stock purchase plan	88		551					551
Issuance of common stock upon exercise of stock options	61		512					512

Amortization of share-based awards			2,411					2,411
Repurchase of common stock					(32)	(374)		(374)

Comprehensive income:
Net income				21,096				21,096

Foreign currency translation adjustments							2,571	2,571

Disclosure of reclassification amount, net of taxes (28% tax rate):
Unrealized hedging loss arising during the period							(653)	(653)
Less: reclassification adjustment for hedging losses included in net income							116	116

Net unrealized cash flow hedging loss							(537)	(537)

Total comprehensive income				21,096			2,034	23,130

Balance at December 31, 2009	31,744	$317	$289,321	$120,509	(2,760)	$(47,708)	$570	$363,009

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31, 2009	December 31, 2008

Operating Activities:
Net income	$21,096	$1,150
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,273	12,814
Amortization of senior note offering and credit facility costs	733	719
Amortization of share-based awards	2,411	901
Deferred income taxes	5,348	(4,922)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(43,892)	(18,622)
Decrease in inventories	55,392	18,063
Decrease (increase) in prepaid expenses and other assets	1,573	(7,930)
Decrease in accounts payable	(18,973)	(17,886)
Increase in other payables, accrued expenses and other liabilities	40,883	21,981
Other	(1,750)	(8,359)

Net cash provided by (used in) operating activities	77,094	(2,091)

Investing Activities:
Additions to property and equipment	(17,832)	(12,839)
Acquisition of other assets	(333)	(5,333)

Net cash used in investing activities	(18,165)	(18,172)

Financing Activities:
(Payments on) proceeds from short-term debt	(49,000)	26,650
Payments on long-term debt	(545)	(629)
Payments under capital lease obligations	(1,139)	(1,253)
Proceeds from the exercise of stock options	512	510
Proceeds from the issuance of new common stock under the employee stock purchase plan	551	671
Repurchase of common stock	(374)	(146)
Financing fees paid	--	(863)

Net cash (used in) provided by financing activities	(49,995)	24,940

Effect of exchange rate changes on cash and cash equivalents	669	(1,937)

Net increase in cash and cash equivalents	9,603	2,740
Cash and cash equivalents at beginning of period	23,102	26,396

Cash and cash equivalents at end of period	$32,705	$29,136

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment (not included above)	$2,569	$--

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

          To conform to the presentation of the three and six months ended December 31, 2009, certain reclassifications were made to the prior year's unaudited consolidated financial statements and the accompanying footnotes. Management has evaluated subsequent events through January 29, 2010, which is the date the financial statements were issued.

          During the three months ended December 31, 2009, the Company recorded out-of-period adjustments, which relate to the fiscal years ended 2001 to 2009, and the first quarter of fiscal 2010. Net sales and gross profit for the three months ended December 31, 2009 decreased by $2.7 million and $0.9 million, respectively. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior periods' consolidated financial statements.

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)/COMPREHENSIVE INCOME (LOSS)

          The Company's accumulated other comprehensive income (loss) shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized losses, net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income (loss) were as follows:

(Amounts in thousands)	December 31, 2009	June 30, 2009

Cumulative foreign currency translation adjustments	$1,129	$(1,442)
Unrealized hedging loss, net of taxes	(559)	(22)

Accumulated other comprehensive income (loss)	$570	$(1,464)

          The Company's comprehensive income consists of net income, foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of other comprehensive income were as follows:

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Net income	$21,056	$13,666	$21,096	$1,150
Foreign currency translation adjustments	634	(5,458)	2,571	(10,043)
Unrealized hedging gain (loss), net of taxes	(630)	1,745	(537)	15,208

Total comprehensive income	$21,060	$9,953	$23,130	$6,315

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

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Basic
Net income	$21,056	$13,666	$21,096	$1,150

Weighted average shares outstanding	28,071	27,980	28,040	27,951

Net income per basic share	$0.75	$0.49	$0.75	$0.04

Diluted
Net income	$21,056	$13,666	$21,096	$1,150

Weighted average shares outstanding	28,071	27,980	28,040	27,951

Potential common shares - treasury method	636	668	551	827

Weighted average shares and potential dilutive common shares	28,707	28,648	28,591	28,778

Net income per diluted share	$0.73	$0.48	$0.74	$0.04

          The following table shows the number of shares subject to option awards that were outstanding for the three and six months ended December 31, 2009 and 2008 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Number of shares	1,866,594	1,900,844	2,859,012	1,566,876

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

          As a result of the acceleration of the Initiative, the implementation of the Oracle financial accounting and order processing system and the migration to a shared services transaction processing model, the Company has implemented a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. The Company currently estimates that these expenses will total $12.0 million to $14.0 million, before taxes, and expects that substantially all of these

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

expenses will have been incurred by the end of fiscal 2010. Through December 31, 2009, we have incurred a total of $11.2 million of expenses related to the Initiative, before taxes, which includes $6.2 million for Initiative-related restructuring and $5.0 million of other one time Initiative-related expenses. The following table summarizes the restructuring costs related to the Initiative.

(Amounts in thousands)	Six Months Ended December 31, 2009	Year Ended June 30, 2009	Year Ended June 30, 2008

Restructuring expenses under the Initiative	$1,965	$3,544	$673

          Unrelated to the Initiative, for the six months ended December 31, 2009, the Company incurred approximately $0.4 million of other restructuring expenses, which was recorded in the fiscal quarter ended September 30, 2009. For the three and six months ended December 31, 2008, the Company incurred $0.9 million of other restructuring expenses unrelated to the Initiative.

          Aggregate amounts paid during the six months ended December 31, 2009 for restructuring were $3.1 million. All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statements of operations and, as described in Note 14, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At December 31, 2009 and June 30, 2009, the Company had a restructuring liability of $0.3 million and $1.0 million, respectively.

NOTE 5.    NEW ACCOUNTING STANDARDS

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

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	December 31, 2009	June 30, 2009

Raw materials	$56,207	$64,147
Work in progress	24,960	30,777
Finished goods	183,545	223,611

Total	$264,712	$318,535

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	December 31, 2009	June 30, 2009	June 30, 2009 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	84,714	82,417	18
Exclusive brand trademarks	43,377	43,202	11
Other intangibles (1)	20,330	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	270,836	268,364

Accumulated amortization:
Exclusive brand licenses and related trademarks	(42,828)	(39,913)
Exclusive brand trademarks	(37,679)	(36,588)
Other intangibles	(6,404)	(5,542)

Exclusive brand licenses, trademarks and intangibles, net	$183,925	$186,321

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

          Amortization expense was $2.4 million and $4.9 million for the three months and six months ended December 31, 2009, respectively as compared to $2.5 million and $4.8 million for three months and six months ended December 31, 2008, respectively. At December 31, 2009, the Company estimated annual amortization expense for its intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions)

Remainder of fiscal 2010	$4.4
2011	$7.0
2012	$5.7
2013	$5.0
2014	$4.1

          At December 31, 2009 and June 30, 2009, the Company had goodwill of $21.1 million recorded on its consolidated balance sheets. The entire amount of the goodwill in all periods presented relates to the North America Fragrance segment.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). The Company's average borrowing base capacity during the quarter ended December 31, 2009, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2009. The Company was in compliance with all applicable covenants under the Credit Facility for the quarter ended December 31, 2009.

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

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.00% higher. At December 31, 2009, the Applicable Margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For the six months ended December 31, 2009 and 2008, the weighted average annual interest rate on borrowings under the Credit Facility was 2.4% and 4.0%, respectively.

          At December 31, 2009, the Company had $66.0 million in outstanding borrowings and approximately $4.9 million in letters of credit outstanding under the Credit Facility, compared with $115.0 million in outstanding borrowings under the Credit Facility at June 30, 2009. As of December 31, 2009, the Company had approximately $266.1 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $200.1 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	December 31, 2009	June 30, 2009

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap, net	(1,483)	(1,634)
Riviera Term Note	--	545

Total debt	223,517	223,911
Less: Current portion of long-term debt	--	545

Total long-term debt	$223,517	$223,366

          In connection with the June 2006 acquisition of certain assets of Riviera Concepts Inc., the Company assumed a promissory note held by Riviera Concepts in the principal amount of approximately $3.4 million (the "Riviera Term Note"). The final installment was paid on July 15, 2009.

          At December 31, 2009 and June 30, 2009, the estimated fair value of the Company's 7 3/4% Senior Subordinated Notes and, at June 30, 2009, the estimated value of the Riviera Term Note, using available market information and interest rates was as follows:

(Amounts in thousands)	December 31, 2009	June 30, 2009

7 3/4% Senior Subordinated Notes due January 2014	$220,500	$193,500
Riviera Term Note	$--	$545

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          The following table presents the fair value hierarchy for those of the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2009:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets
Foreign currency contracts	$--	$33	$--	$33
Liabilities
Foreign currency contracts	$--	$900	$--	$900

          As of June 30, 2009, the Company's foreign currency contracts were measured at fair value under Level 2 as an asset of $0.5 million and as a liability of $0.4 million. See Note 12 for a discussion of the Company's foreign currency contracts.

          Effective July 1, 2009, we adopted the accounting standards for fair value for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the six months ended December 31, 2009.

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiary revenues generally over approximately 12 to 18 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of December 31, 2009, the Company had notional amounts of 12.8 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between January 31, 2010 and May 30, 2011.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiary cost of sales generally over approximately 12 to 18 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of December 31, 2009, the Company had notional amounts of 10.4 million Canadian dollars and 12.8 million Australian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between January 31, 2010 and May 30, 2011.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and six months ended December 31, 2009, the Company recorded a charge of $53,000 and $212,000, respectively in selling, general and administrative expenses related to these contracts. For the three and six months ended December 31, 2008, the Company recorded a benefit of $2.1 million and $2.9 million, respectively in selling, general and administrative expenses related to these contracts. As of December 31, 2009, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

	Fair Value of Derivative Instruments

(Amounts in thousands)	Asset Derivatives As of December 31, 2009		Liability Derivatives As of December 31, 2009

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as effective hedges
Foreign Exchange Contracts	Other assets	$33	Other payables	$900

Total		$33		$900

          As of June 30, 2009, the Company's foreign currency contracts were measured at fair value as an asset of $0.5 million and as a liability of $0.4 million.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

          Gain (Loss) Recognized in OCI on Derivatives, Net of Tax (Effective Portion):

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Currency Contracts-Sales	$(414)	$1,503	$369	$14,719
Currency Contracts - Cost of Sales	(216)	242	(906)	489

Total	$(630)	$1,745	$(537)	$15,208

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion):

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Currency Contracts-Sales (1)	$21	$5,862	$15	$6,219
Currency Contracts- Cost of Sales (2)	(164)	460	(177)	449

Total	$(143)	$6,322	$(162)	$6,668

(1) Recorded in net sales on the consolidated statements of income.
(2) Recorded in cost of sales on the consolidated statements of income.

NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of December 31, 2009 and June 30, 2009, and for the three and six months ended December 31, 2009 and 2008, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$7,999	$24,689	$17	$--	$32,705
Accounts receivable, net	130,799	106,295	--	--	237,094
Inventories	185,722	78,990	--	--	264,712
Intercompany receivable	39,169	10,802	280,568	(330,539)	--
Deferred income taxes	6,738	(1,510)	--	--	5,228
Prepaid expenses and other assets	29,850	16,055	38	--	45,943

Total current assets	400,277	235,321	280,623	(330,539)	585,682

Property and equipment, net	47,056	21,422	--	--	68,478

Other Assets:
Investment in subsidiaries	314,968	--	9,136	(324,104)	--
Exclusive brand licenses, trademarks and intangibles, net	28,376	6,165	149,384	--	183,925
Goodwill	21,054	--	--	--	21,054
Debt financing costs, net	4,132	--	--	--	4,132
Other	10,473	936	11	9	11,429

Total other assets	379,003	7,101	158,531	(324,095)	220,540

Total assets	$826,336	$263,844	$439,154	$(654,634)	$874,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$66,000	$--	$--	$--	$66,000
Accounts payable - trade	79,546	19,185	--	--	98,731
Intercompany payable	21,091	62,060	256,509	(339,660)	--
Other payables and accrued expenses	60,807	49,114	439	(6)	110,354

Total current liabilities	227,444	130,359	256,948	(339,666)	275,085

Long-term debt	223,517	--	--	--	223,517
Deferred income taxes and other liabilities	12,366	723	--	--	13,089

Total liabilities	463,327	131,082	256,948	(339,666)	511,691

Shareholders' Equity
Common stock	317	--	--	--	317
Additional paid-in capital	289,321	9,136	197,411	(206,547)	289,321
Retained earnings (accumulated deficit)	120,509	122,937	(15,205)	(107,732)	120,509
Treasury stock	(47,708)	--	--	--	(47,708)
Accumulated other comprehensive income	570	689	--	(689)	570

Total shareholders' equity	363,009	132,762	182,206	(314,968)	363,009

Total liabilities and shareholders' equity	$826,336	$263,844	$439,154	$(654,634)	$874,700

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$1,936	$20,969	$197	$--	$23,102
Accounts receivable, net	104,939	85,334	--	--	190,273
Inventories	225,721	92,814	--	--	318,535
Intercompany receivable	47,704	4,632	269,819	(322,155)	--
Deferred income taxes	12,706	(902)	--	--	11,804
Prepaid expenses and other assets	35,794	13,649	581	--	50,024

Total current assets	428,800	216,496	270,597	(322,155)	593,738

Property and equipment, net	42,990	21,120	--	--	64,110

Other Assets:
Investment in subsidiaries	298,411	--	9,136	(307,547)	--
Exclusive brand licenses, trademarks and intangibles, net	28,967	6,598	150,756	--	186,321
Goodwill	21,054	--	--	--	21,054
Debt financing costs, net	4,705	--	--	--	4,705
Other	10,287	(1,146)	11	7	9,159

Total other assets	363,424	5,452	159,903	(307,540)	221,239

Total assets	$835,214	$243,068	$430,500	$(629,695)	$879,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$115,000	$--	$--	$--	$115,000
Accounts payable - trade	102,952	18,461	--	--	121,413
Intercompany payable	9,165	71,042	251,076	(331,283)	--
Other payables and accrued expenses	36,576	33,593	--	(1)	70,168
Current portion of long-term debt	545	--	--	--	545

Total current liabilities	264,238	123,096	251,076	(331,284)	307,126

Long-term debt	223,366	--	--	--	223,366
Deferred income taxes and other liabilities	10,832	985	--	--	11,817

Total liabilities	498,436	124,081	251,076	(331,284)	542,309

Shareholders' Equity
Common stock	316	--	--	--	316
Additional paid-in capital	285,847	9,136	197,411	(206,547)	285,847
Retained earnings (accumulated deficit)	99,413	111,193	(17,987)	(93,206)	99,413
Treasury stock	(47,334)	--	--	--	(47,334)
Accumulated other comprehensive loss	(1,464)	(1,342)	--	1,342	(1,464)

Total shareholders' equity	336,778	118,987	179,424	(298,411)	336,778

Total liabilities and shareholders' equity	$835,214	$243,068	$430,500	$(629,695)	$879,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income	Three Months Ended December 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$258,616	$134,729	$4,158	$(4,158)	$393,345
Cost of goods sold:
Cost of sales	156,407	61,420	--	--	217,827
Depreciation related to cost of goods sold	1,021	173	--	--	1,194

Total cost of goods sold	157,428	61,593	--	--	219,021

Gross profit	101,188	73,136	4,158	(4,158)	174,324
Selling, general and administrative costs	77,295	59,305	(404)	(4,158)	132,038
Depreciation and amortization	2,858	2,177	768	--	5,803

Income from operations	21,035	11,654	3,794	--	36,483
Other expense (income):
Interest expense (income)	5,777	221	(194)	--	5,804
Other	(11,815)	(349)	1,455	10,709	--

Income before income taxes	27,073	11,782	2,533	(10,709)	30,679
Provision for income taxes	6,017	2,664	942	--	9,623

Net income	$21,056	$9,118	$1,591	$(10,709)	$21,056

Statement of Income	Six Months Ended December 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$426,290	$232,218	$7,382	$(7,382)	$658,508
Cost of goods sold:
Cost of sales	258,115	107,988	--	--	366,103
Depreciation related to cost of goods sold	2,165	296	--	--	2,461

Total cost of goods sold	260,280	108,284	--	--	368,564

Gross profit	166,010	123,934	7,382	(7,382)	289,944
Selling, general and administrative costs	139,629	104,450	(716)	(7,382)	235,981
Depreciation and amortization	5,873	4,404	1,535	--	11,812

Income from operations	20,508	15,080	6,563	--	42,151
Other expense (income):
Interest expense (income)	11,374	430	(389)	--	11,415
Other	(16,283)	(764)	2,521	14,526	--

Income before income taxes	25,417	15,414	4,431	(14,526)	30,736
Provision for income taxes	4,321	3,670	1,649	--	9,640

Net income	$21,096	$11,744	$2,782	$(14,526)	$21,096

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income	Three Months Ended December 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$239,876	$130,129	$4,002	$(4,002)	$370,005
Cost of goods sold:
Cost of sales	151,928	66,465	--	--	218,393
Depreciation related to cost of goods sold	978	159	--	--	1,137

Total cost of goods sold	152,906	66,624	--	--	219,530

Gross profit	86,970	63,505	4,002	(4,002)	150,475
Selling, general and administrative costs	74,188	50,455	(303)	(4,002)	120,338
Depreciation and amortization	2,941	1,643	753	--	5,337

Income from operations	9,841	11,407	3,552	--	24,800
Other expense (income):
Interest expense (income)	7,021	307	(302)	--	7,026
Other	(12,084)	(416)	1,470	11,030	--

Income before income taxes	14,904	11,516	2,384	(11,030)	17,774
Provision for income taxes	1,238	2,008	862	--	4,108

Net income	$13,666	$9,508	$1,522	$(11,030)	$13,666

Statement of Income	Six Months Ended December 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$417,014	$237,179	$7,346	$(7,346)	$654,193
Cost of goods sold:
Cost of sales	275,363	120,804	--	--	396,167
Depreciation related to cost of goods sold	1,940	308	--	--	2,248

Total cost of goods sold	277,303	121,112	--	--	398,415

Gross profit	139,711	116,067	7,346	(7,346)	255,778
Selling, general and administrative costs	137,247	100,462	(638)	(7,346)	229,725
Depreciation and amortization	5,714	3,346	1,506	--	10,566

(Loss) income from operations	(3,250)	12,259	6,478	--	15,487
Other expense (income):
Interest expense (income)	13,578	627	(604)	--	13,601
Other	(14,508)	155	2,556	11,797	--

(Loss) income before income taxes	(2,320)	11,477	4,526	(11,797)	1,886
(Benefit from) provision for income taxes	(3,470)	2,570	1,636	--	736

Net income	$1,150	$8,907	$2,890	$(11,797)	$1,150

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Statement of Cash Flows	Six Months Ended December 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by operating activities	$46,890	$23,422	$6,785	$(3)	$77,094

Investing activities:
Additions to property and equipment	(13,613)	(4,219)	--	--	(17,832)
Acquisition of other assets	(333)	--	--	--	(333)

Net cash used in investing activities	(13,946)	(4,219)	--	--	(18,165)

Financing activities:
Payments on short-term debt	(49,000)	--	--	--	(49,000)
Payments on long-term debt	(545)	--	--	--	(545)
Payments under capital lease obligations	(1,139)	--	--	--	(1,139)
Proceeds from the exercise of stock options	512	--	--	--	512
Proceeds from the issuance of common stock under the employee stock purchase plan	551	--	--	--	551
Repurchase of common stock	(374)	--	--	--	(374)
Net change in intercompany obligations	22,445	(15,483)	(6,965)	3	--

Net cash used in financing activities	(27,550)	(15,483)	(6,965)	3	(49,995)

Effect of exchange rate changes on cash and cash equivalents	669	--	--	--	669
Net increase (decrease) in cash and cash equivalents	6,063	3,720	(180)	--	9,603
Cash and cash equivalents at beginning of period	1,936	20,969	197	--	23,102

Cash and cash equivalents at end of period	$7,999	$24,689	$17	$--	$32,705

Condensed Statement of Cash Flows	Six Months Ended December 31, 2008

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$10,388	$(20,951)	$6,401	$2,071	$(2,091)

Investing activities:
Additions to property and equipment	(6,328)	(6,511)	--	--	(12,839)
Acquisition of other assets	(5,333)	--	--	--	(5,333)

Net cash used in investing activities	(11,661)	(6,511)	--	--	(18,172)

Financing activities:
Proceeds from short-term debt	26,650	--	--	--	26,650
Payments on long-term debt	(629)	--	--	--	(629)
Payments under capital lease obligations	(1,253)				(1,253)
Proceeds from the exercise of stock options	510	--	--	--	510
Financing fees paid	(863)				(863)
Proceeds from the issuance of common stock under the employee stock purchase plan	671	--	--	--	671
Repurchase of common stock	(146)	--	--	--	(146)
Net change in intercompany obligations	(20,264)	28,838	(6,503)	(2,071)	--

Net cash provided by (used in) financing activities	4,676	28,838	(6,503)	(2,071)	24,940

Effect of exchange rate changes on cash and cash equivalents	(1,937)	--	--	--	(1,937)
Net increase (decrease) in cash and cash equivalents	1,466	1,376	(102)	--	2,740
Cash and cash equivalents at beginning of period	3,487	22,801	108	--	26,396

Cash and cash equivalents at end of period	$4,953	$24,177	$6	$--	$29,136

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

          Segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, (iv) costs related to the Initiative and, (v) costs related to the Liz Claiborne license agreement. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by reportable segment for the three and six months ended December 31, 2009 and 2008:

(Amounts in thousands)	Three Months Ended				Six Months Ended

	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008

Segment Net Sales:
North America Fragrance	$262,515		$248,188		$430,647		$425,748
International	118,149		111,499		203,377		205,925
Other	12,681		10,318		24,484		22,520

Total	$393,345		$370,005		$658,508		$654,193

Segment Profit (Loss):
North America Fragrance	$52,578		$37,038		$80,213		$68,937
International	8,759		8,309		9,390		1,720
Other	(2,969)		(4,157)		(3,644)		(5,038)

Total	$58,368		$41,190		$85,959		$65,619

Reconciliation:
Segment Profit	$58,368		$41,190		$85,959		$65,619
Less:
Depreciation and Amortization	(6,997)		(6,474)		(14,273)		(12,814)
Interest Expense, net	(5,804)		(7,026)		(11,415)		(13,601)
Unallocated Corporate Expenses (1)	(14,888)	(2)	(9,916	)(3)	(29,535)	(4)	(37,318	)(5)

Income Before Income Taxes	$30,679		$17,774		$30,736		$1,886

(1)

Unallocated corporate expenses include (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, (iv) costs related to the Initiative, and (v) costs related to the Liz Claiborne license agreement. Excluding items addressed below in footnotes (2) and (3), unallocated corporate expenses for the three months ended December 31, 2009 increased as compared to the prior year period primarily due to higher incentive compensation costs. Excluding items addressed below in footnotes (4) and (5), unallocated corporate expenses for the six months ended December 31, 2009 increased as compared to the prior year period primarily due to higher intercompany mark-up eliminations.

(2)

Amounts for the three months ended December 31, 2009, include $1.1 million of restructuring charges related to the Initiative and $0.9 million of expenses related to the implementation of an Oracle accounting and order processing system.

(3)

In May 2008, the Company entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts for the three months ended December 31, 2008, include (i) $4.2 million ($3.5 million of which did not require the use of cash) related to the Company's Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, (ii) $0.3 million of restructuring expenses related to the Initiative, (iii) $0.9 million of restructuring expenses not related to the Initiative, and (iv) $0.6 million of expenses related to the implementation of an Oracle accounting and order processing system.

(4)

Amounts for the six months ended December 31, 2009, include (i) $2.0 million of restructuring expenses related to the Initiative, (ii) $0.4 million of restructuring expenses not related to the Initiative, and (iii) $1.6 million of expenses related to the implementation of an Oracle accounting and order processing system.

(5)

Amounts for the six months ended December 31, 2008, include (i) $23.3 million of expenses ($18.9 million of which did not require the use of cash) related to the Company's Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, (ii) $1.2 million of restructuring expenses related to the Initiative, (iii) $0.9 million of restructuring expenses not related to the Initiative, and (iv) $0.8 million of expenses related to the implementation of an Oracle accounting and order processing system.

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

          In fiscal 2007, we commenced a comprehensive review of our global business processes to re-engineer our extended supply chain, distribution, logistics and transaction processing systems. We refer to this initiative as the Global Efficiency Re-engineering initiative, or sometimes simply as the Initiative. In May 2008, we announced an acceleration of the re-engineering of our extended supply chain, distribution and logistics functions, as well as the realignment of other parts of our organization to better support our new business processes. As a result of the Initiative, we expect gross margins to improve by 200 to 250 basis points by the end of fiscal 2010 as compared to the prior fiscal year. We expect to use a portion of this anticipated margin improvement to support our key brands and drive brand innovation and improved profitability.

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

          As a result of the acceleration of the Initiative, the implementation of the Oracle financial accounting and order processing system, and the migration to a shared services transaction processing model, we have implemented a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We currently estimate that these expenses will total approximately $12.0 million to $14.0 million, before taxes, and expect that substantially all of these expenses will have been incurred by the end of fiscal 2010. Through December 31, 2009, we have incurred a total of $11.2 million of expenses related to the Initiative, before taxes, which includes $6.2 million for Initiative-related restructuring and $5.0 million of other one time Initiative-related expenses. See Note 4 to Notes to Unaudited Consolidated Financial Statements.

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

Foreign Currency Contracts

          We operate in several foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of our forecasted net sales to reduce the exposure of our foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. We also hedge a significant portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to such fluctuations. Additionally, when appropriate, we enter into and settle foreign currency contracts to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros, Canadian dollars and Australian dollars. We do not enter into derivative financial contracts for speculative or trading purposes.

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal years 2010 or 2009 relating to foreign currency contracts used to hedge forecasted revenues or forecasted cost of sales resulting from hedge ineffectiveness.

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

          The table below summarizes the effect of the pre-tax gain (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three and six months ended December 31, 2009 and December 31, 2008.

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Net Sales	$21	$5,862	$15	$6,219
Cost of Sales	(164)	460	(177)	449
Selling, general and administrative	(53)	2,102	(212)	2,944

Total pre-tax (loss) gain	$(196)	$8,424	$(374)	$9,612

Results of Operations

          The following discussion compares the historical results of operations for the three and six months ended December 31, 2009 and December 31, 2008. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended					Six Months Ended

	December 31, 2009		December 31, 2008			December 31, 2009		December 31, 2008

Net sales	$393,345	100.0%	$370,005		100.0%	$658,508	100.0%	$654,193		100.0%
Cost of sales	217,827	55.4	218,393		59.0	366,103	55.6	396,167		60.6
Depreciation in cost of sales	1,194	0.3	1,137		0.3	2,461	0.4	2,248		0.3
Gross profit	174,324	44.3	150,475		40.7	289,944	44.0	255,778		39.1
Selling, general and administrative expenses	132,038	33.6	120,338		32.5	235,981	35.8	229,725		35.1
Depreciation and amortization	5,803	1.5	5,337		1.4	11,812	1.8	10,566		1.6
Income from operations	36,483	9.3	24,800		6.7	42,151	6.4	15,487		2.4
Interest expense, net	5,804	1.5	7,026		1.9	11,415	1.7	13,601		2.1
Income before income taxes	30,679	7.8	17,774		4.8	30,736	4.7	1,886		0.3
Provision for income taxes	9,623	2.4	4,108		1.1	9,640	1.5	736		0.1
Net income	21,056	5.4	13,666		3.7	21,096	3.2	1,150		0.2

Other data
EBITDA and EBITDA margin (1)	$43,480	11.1%	$31,274	(2)	8.5%	$56,424	8.6%	$28,301	(2)	4.3%

(1)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008 and Six Months Ended December 31, 2009 compared to Six Months Ended December 31, 2008. EBITDA margin represents EBITDA divided by net sales.

(2)

The three and six months ended December 31, 2008 include $4.2 million and $23.3 million of expenses, respectively (of which, $3.5 million and $18.9 million, respectively, did not require the use of cash) related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, and transition expenses.

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

          Segment profit (loss) excludes depreciation and amortization, interest expense and unallocated corporate expenses, which are shown in the table below reconciling segment profit (loss) to consolidated net income before income taxes. Included in unallocated corporate expenses are (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, (iv) costs related to the Initiative, and (v) costs related to the Liz Claiborne license agreement. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit by reportable segment for the three and six months ended December 31, 2009 and 2008 and reflects the basis of presentation described in Note 14 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended				Six Months Ended

	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008

Segment Net Sales:
North America Fragrance	$262,515		$248,188		$430,647		$425,748
International	118,149		111,499		203,377		205,925
Other	12,681		10,318		24,484		22,520

Total	$393,345		$370,005		$658,508		$654,193

Segment Profit (Loss):
North America Fragrance	$52,578		$37,038		$80,213		$68,937
International	8,759		8,309		9,390		1,720
Other	(2,969)		(4,157)		(3,644)		(5,038)
Less:
Depreciation and Amortization	(6,997)		(6,474)		(14,273)		(12,814)
Interest Expense, net	(5,804)		(7,026)		(11,415)		(13,601)
Unallocated Corporate Expenses (1)	(14,888)	(2)	(9,916	)(3)	(29,535)	(4)	(37,318	)(5)

Income Before Income Taxes	$30,679		$17,774		$30,736		$1,886

(1)

Unallocated corporate expenses include (i) adjustments to eliminate intercompany mark-up, (ii) employee incentive costs, (iii) restructuring charges, (iv) costs related to the Initiative, and (v) costs related to the Liz Claiborne license agreement. Excluding items addressed below in footnotes (2) and (3), unallocated corporate expenses for the three months ended December 31, 2009, increased as compared to the prior year period primarily due to higher incentive compensation costs. Excluding items addressed below in footnotes (4) and (5), unallocated corporate expenses for the six months ended December 31, 2009 increased as compared to the prior year period primarily due to higher intercompany mark-up eliminations.

(2)

Amounts for the three months ended December 31, 2009, include $1.1 million of restructuring charges primarily related to the Initiative and $0.9 million of expenses related to the implementation of an Oracle accounting and order processing system.

(3)

In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts for the three months ended December 31, 2008, include (i) $4.2 million ($3.5 million of which did not require the use of cash) related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, (ii) $0.3 million of restructuring expenses related to the Initiative, (iii) $0.9 million of restructuring expenses not related to the Initiative, and (iv) $0.6 million of expenses related to the implementation of an Oracle accounting and order processing system.

(4)

Amounts for the six months ended December 31, 2009, include (i) $2.0 million of restructuring expenses related to the Initiative, (ii) $0.4 million of restructuring expenses not related to the Initiative, and (iii) $1.6 million of expenses related to the implementation of an Oracle accounting and order processing system.

(5)

Amounts for the six months ended December 31, 2008, include (i) $23.3 million of expenses ($18.9 million of which did not require the use of cash) related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, (ii) $1.2 million of restructuring expenses related to the Initiative, (iii) $0.9 million of restructuring expenses not related to the Initiative, and (iv) $0.8 million of expenses related to the implementation of an Oracle accounting and order processing system.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

          Net Sales.    Net sales increased by 6.3% or $23.3 million for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. Excluding the favorable impact of foreign currency translation, net sales increased by 3.3% or $12.1 million. Net sales of the Juicy Couture fragrances increased by $17.7 million due to the current year launch of the new Juicy Couture fragrance, Couture Couture. Sales of Britney Spears fragrances also increased by $10.5 million.

North America Fragrance

          Net sales increased by 5.8% or $14.3 million. Excluding the favorable impact of foreign currency translation, net sales increased by 5.3 % or $13.1 million. The increase in net sales was primarily due to higher sales of the Juicy Couture fragrance brands resulting from the current year launch of Couture Couture. Also contributing to the increase were higher sales of Britney Spears and Mariah Carey fragrance brands, partially offset by a decline in sales of Elizabeth Arden fragrance and skin care products.

International

Net sales increased by 6.0% or $6.6 million. Excluding the favorable impact of foreign currency translation, net sales decreased by 3.1% or $3.4 million.

Other

Net sales increased by 22.9% or $2.4 million due to higher sales of Elizabeth Arden fragrance and color cosmetic products.

          Gross Margin.    For the three months ended December 31, 2009 and 2008, gross margins were 44.3% and 40.7%, respectively. Gross margin for the three months ended December 31, 2008 included $3.5 million of charges (which did not require the use of cash) related to the higher cost Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne license agreement. In addition, gross margin in the current year period benefited from a higher proportion of sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands, and favorable currency impacts, as well as improved operating efficiencies due to the Initiative.

          SG&A.   Selling, general and administrative expenses increased 9.7%, or $11.7 million, for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The increase was principally due to (i) higher total advertising and sales promotion expenses of $4.7 million primarily due to new product launch activity in the current year period, (ii) higher royalty expenses of $2.5 million due to higher sales of licensed brands, and (iii) higher general and administrative expenses of $4.0 million for the three months ended December 31, 2009. The increase in general and administrative expenses was principally due to higher payroll costs of $6.8 million, including incentive compensation costs, as the prior year period included a reversal of $2.0 million of previously recognized costs relating to the performance based restricted stock grants made in August 2006 and August 2007. Partially offsetting this increase were transition expenses of $0.7 million in the prior year period related to the Liz Claiborne license agreement and a favorable impact of $1.0 million related to foreign currency translation of our international affiliates' balance sheets as compared to the prior year. For the three months ended December 31, 2009, total share-based compensation cost charged against income for all stock plans was $1.2 million compared to a credit against income of $0.5 million for the three months ended December 31, 2008. For the three months ended December 31, 2009, restructuring and one-time costs under the Initiative totaled $2.0 million as compared to $0.9 million for the three months ended December 31, 2008.

Segment Profit

North America Fragrance

          Segment profit increased 42.0% or $15.5 million. The increase in segment profit was due to higher sales and improved gross margins resulting from a higher proportion of sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands, and lower distribution and freight costs.

International

          Segment profit increased 5.4% or $0.5 million. The improvement in segment profit was primarily due to the impact of favorable foreign currency translation and improved gross margins due to a higher proportion of basic product sales, which have higher gross margins as compared to promotional products. Selling, general and administrative expenses were $7.8 million higher compared to the three months ended December 31, 2008, primarily due to higher total advertising and sales promotion expenses to support new product launch activity partially offset by the favorable impact of the foreign currency translation of our international affiliates' balance sheets as compared to the prior year period.

Other

Segment loss decreased by $1.2 million from the prior year period primarily due to higher sales and improved gross margins.

          Interest Expense.    Interest expense, net of interest income, decreased 17.4%, or $1.2 million, for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. The decrease was due to lower average interest rates under our revolving bank credit facility and lower average borrowings under such credit facility during the current year period.

          Provision for Income Taxes.    Our effective tax rate, which is calculated as a percentage of the income or loss before income taxes, for the three months ended December 31, 2009, was 31.4 % compared to 23.1% for the three months ended December 31, 2008. The pre-tax income for our domestic and international operations was $18.7 million and $12.0 million, respectively for the three months ended December 31, 2009. The pre-tax income for our domestic and international operations was $6.1 million and $11.7 million, respectively, for the three months ended December 31, 2008. The increase in the effective tax rate was mainly due to higher income from operations in the U.S. in the current year period, which has a higher effective tax rate than our international operations.

          Net Income.    Net income for the three months ended December 31, 2009, was $21.1 million, compared to $13.7 million for the three months ended December 31, 2008. The increase in net income was primarily the result of higher sales and improved gross margins, and lower interest expense of $1.2 million in the current year period, partially offset by higher selling, general and administrative expenses of $11.7 million and a higher effective tax rate.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $12.2 million to $43.5 million for the three months ended December 31, 2009, compared to $31.3 million for the three months ended December 31, 2008. The increase in EBITDA was primarily the result of higher net sales and improved gross margins, partially offset by higher selling, general and administrative expenses in the current year period.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA

(Amounts in thousands)	Three Months Ended

	December 31, 2009	December 31, 2008

Net income	$21,056	$13,666
Plus:
Provision for income taxes	9,623	4,108
Interest expense, net	5,804	7,026
Depreciation in cost of sales	1,194	1,137
Depreciation and amortization	5,803	5,337

EBITDA	$43,480	$31,274

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

          Net Sales.    Net sales increased by 0.7% or $4.3 million for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. Excluding the favorable impact of foreign currency translation, net sales decreased by 0.3% or $2.1 million. Net sales of the Juicy Couture fragrances increased by $27.6 million due to the current year launch of the new Juicy Couture fragrance, Couture Couture, and the continued roll out of the prior year launch of Viva La Juicy. Aggregate sales of Britney Spears and Mariah Carey fragrances also increased by $16.7 million. Our International segment also benefited from incremental sales due to the launch of the Alberta Ferretti fragrance. These increases were partially offset by $15.3 million in reduced sales of distributed brands and $8.2 million of lower sales of Elizabeth Arden branded products, substantially all of which is due to retailer de-stocking that occurred in the first quarter of our current fiscal year.

North America Fragrance

          Net sales increased by 1.2% or $4.9 million. Excluding the favorable impact of foreign currency translation, net sales increased by 1.0% or $4.1 million. The increase in net sales was primarily due to higher sales of the Juicy Couture fragrance brands, in particular due to the current year launch of Couture Couture and the continued roll out of the prior year launch of Viva La Juicy. Also contributing to the increase were higher sales of Britney Spears and Mariah Carey fragrance brands, partially offset by a decline in sales of distributed brands and Elizabeth Arden skin care and fragrance products.

International

          Net sales decreased by 1.2% or $2.5 million. Excluding the favorable impact of foreign currency translation, net sales decreased by 4.0 % or $8.2 million. A decrease in sales of Elizabeth Arden fragrance and skin care products was offset by higher sales of the Juicy Couture fragrance brands, in particular due to the current year launch of Couture Couture. The current year period also benefited from incremental sales due to the launch of the Alberta Ferretti fragrance and higher sales of Britney Spears fragrance brands.

Other

Net sales increased by 8.7% or $2.0 million due to higher sales of Elizabeth Arden fragrance and color cosmetic products.

          Gross Margin.    For the six months ended December 31, 2009 and 2008, gross margins were 44.0% and 39.1%, respectively. Gross margin for the six months ended December 31, 2008 included $19.9 million of charges ($18.9 million of which did not require the use of cash) related to the higher cost Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne license agreement. In addition, gross margin in the current year period benefited from a higher proportion of sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands and favorable currency impacts, as well as improved operating efficiencies due to the Initiative.

          SG&A.   Selling, general and administrative expenses increased 2.7%, or $6.3 million, for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. The increase was principally due to higher total advertising and sales promotion expenses of $8.1 million primarily due to new product launch activity in the current year period and higher royalty expenses of $2.8 million due to higher sales of licensed brands. Partially offsetting this increase were lower general and administrative expenses of $4.3 million. The decrease in general and administrative expenses was principally due to a (i) $0.6 million favorable impact of foreign currency translation of our affiliates' balance sheets as compared to a loss in the prior year period of $3.7 million and (ii) transition expenses of $3.4 million in the prior year period related to the Liz Claiborne license agreement, partially offset by higher payroll costs of $5.2 million, including incentive compensation costs, as the prior year amount included a reversal of $2.0 million of previously recognized costs relating to the performance based restricted stock grants made in August 2006 and August 2007. For the six months ended December 31, 2009, restructuring and one-time costs under the Initiative totaled $3.6 million as compared to $2.0 million for the six months ended December 31, 2008.

Segment Profit

North America Fragrance

          Segment profit increased 16.4% or $11.3 million. The increase in segment profit was mostly due to higher sales and improved gross margins due to a higher proportion of sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands.

International

         Segment profit increased by $7.7 million. The improvement in segment results was primarily due to improved gross margins due to a higher proportion of basic product sales, which have higher gross margins as compared to promotional sales and favorable currency impacts, partially offset by higher selling, general and administrative expenses.

Other

Segment loss decreased by $1.4 million from the prior year period primarily due to higher sales and improved gross margins.

         Interest Expense.    Interest expense, net of interest income, decreased 16.1%, or $2.2 million, for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. The decrease was due to lower average interest rates under our revolving bank credit facility and lower average borrowings under such credit facility during the current year period.

          Provision for Income Taxes.    The effective tax rate, which is calculated as a percentage of the income or loss before income taxes for the six months ended December 31, 2009, was 31.4 % compared to 39.0% for the six months ended December 31, 2008. The pre-tax income for our domestic and international operations was $15.0 million and $15.7 million, respectively, for the six months ended December 31, 2009. The pre-tax loss for our domestic operations was $10 million and the pre-tax income for our international operations was $11.9 million for the six months ended December 31, 2008. The decrease in the effective tax rate was mainly due to the domestic pre-tax loss in the prior year and changes in earnings contributions from our worldwide affiliates as our worldwide affiliates generally have lower tax rates than our domestic operations.

          Net Income.    Net income for the six months ended December 31, 2009, was $21.1 million compared to $1.2 million for the six months ended December 31, 2008. The increase in net income was primarily the result of higher sales and improved gross margins, and lower interest expense of $2.2 million in the current year period, partially offset by higher selling, general and administrative expenses.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $28.1 million to $56.4 million for the six months ended December 31, 2009, compared to $28.3 million for the six months ended December 31, 2008. The increase in EBITDA was primarily the result of higher sales and improved margins, partially offset by higher selling, general and administrative expenses of $6.3 million in the current year period.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2009	December 31, 2008

Net income	$21,096	$1,150
Plus:
Provision for income taxes	9,640	736
Interest expense, net	11,415	13,601
Depreciation in cost of sales	2,461	2,248
Depreciation and amortization	11,812	10,566

EBITDA	$56,424	$28,301

Liquidity and Capital Resources

(Amounts in thousands)	Six Months Ended

	December 31, 2009	December 31, 2008

Net cash provided by (used in) operating activities	$77,094	$(2,091)
Net cash used in investing activities	(18,165)	(18,172)
Net cash (used in) provided by financing activities	(49,995)	24,940
Net increase in cash and cash equivalents	9,603	2,740

         Cash Flows.     For the six months ended December 31, 2009, net cash provided by operating activities was $77.1 million, as compared to net cash used in operating activities of $2.1 million for the six months ended December 31, 2008. This improvement in cash used in operating activities was principally due to lower inventory levels resulting from the Initiative, higher net income, and the timing of payments to vendors, partially offset by higher receivables.

          For the six months ended December 31, 2009, net cash used in investing activities of $18.2 million was composed of $17.8 million of capital expenditures and the $0.3 million payment of the remaining installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC. For the six months ended December 31, 2008, net cash used in investing activities of $18.2 million was composed of $12.8 million of capital expenditures and the $5.3 million payment of the second installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales. The increase in capital expenditures for the six months ended December 31, 2009 is primarily due to the implementation of our new accounting and order processing system.

          For the six months ended December 31, 2009, net cash used in financing activities was $50.0 million, as compared to net cash provided by financing activities of $24.9 million for the six months ended December 31, 2008. During the six months ended December 31, 2009, borrowings under our credit facility decreased by $49.0 million to $66.0 million at December 31, 2009. During the six months ended December 31, 2008, borrowings under our credit facility increased by $26.7 million to $145.7 million at December 31, 2008.

          Interest paid during the six months ended December 31, 2009, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $2.1 million of interest paid on the borrowings under our credit facility. Interest paid during the six months ended December 31, 2008, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes and $5.2 million of interest paid on the borrowings under our credit facility.

          At December 31, 2009, we had approximately $32.7 million of cash, of which $24.7 million was held outside of the United States. Of the cash held outside of the U.S., $9.7 million was considered cash in excess of local operating requirements and could have been repatriated to the U.S. without restriction or tax effect. The balance of such cash held outside the U.S., approximately $15.0 million, was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Our average borrowing base capacity during the quarter ended December 31, 2009, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2009. We were in compliance with all applicable covenants under the credit facility for the quarter ended December 31, 2009.

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

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. At December 31, 2009, the Applicable Margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the six months ended December 31, 2009 and 2008, the weighted average annual interest rate on borrowings under the credit facility was 2.4% and 4.0%, respectively. The interest rates payable by us on our 7 3/4% senior subordinated notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions.

          At December 31, 2009, we had (i) $66.0 million in borrowings and $4.9 million in letters of credit outstanding under the credit facility, (ii) $266.1 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $200.1 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At December 31, 2009, we had outstanding $225.0 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. The indenture pursuant to which the 7 3/4% senior subordinated notes were issued provides that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indenture generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture).

          Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements. A further deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default under our outstanding 7 3/4% senior subordinated notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

          We have discussions from time to time with manufacturers and owners of prestige fragrance brands regarding our possible acquisition of additional exclusive licensing and/or distribution rights. We currently have no material agreements or commitments with respect to any such acquisition, although we periodically execute routine agreements to maintain the confidentiality of information obtained during the course of discussions with such manufacturers and brand owners.

         Repurchases of Common Stock.    On November 5, 2008, our board of directors authorized us to extend our existing $80 million common stock repurchase program through November 30, 2010. As of December 31, 2009, we had repurchased 2,558,391 shares of common stock on the open market under the stock repurchase program, at an average price of $16.91 per share, at a cost of $43.3 million, including sales commissions, leaving $36.7 million available for additional common stock repurchases under the program. During the three and six months ended December 31, 2009, we purchased 32,153 shares of common stock on the open market under the stock repurchase program at an average price of $11.61 per share and at a cost of $0.4 million, including sales commissions. The acquisition of these shares by us was accounted for under the treasury method.

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

Useful Life of Intangible Assets

          In April 2008, the FASB issued an update to Codification Topic 350, Intangible- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for us beginning July 1, 2009 and did not have a material impact on our consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of December 31, 2009, we had approximately $66.0 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the six months ended December 31, 2009, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the six months ended December 31, 2009 would have increased or decreased by approximately $1.6 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three and six months ended December 31, 2009, we derived approximately 34% and 35%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of December 31, 2009, we had notional amounts of 12.8 million British pounds under open foreign currency contracts that expire between January 31, 2010 and May 30, 2011 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2009, we had notional amounts of 10.4 million Canadian dollars and 12.8 million Australian dollars under open foreign currency contracts that expire between January 31, 2010 and May 30, 2011 to reduce the exposure of our foreign subsidiary cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2009 from settled contracts was approximately $102,000 and $116,000, respectively. At December 31, 2009, the unrealized loss, net of taxes, associated with these open contracts of approximately $559,000 is included in accumulated other comprehensive income (loss) in our consolidated balance sheet. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of December 31, 2009, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2009 from the settlement of the contracts, was approximately $15,000 and $135,000, respectively.

          We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

          Our Chairman, President and Chief Executive Officer and the Company's Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are functioning effectively.

          During July 2009, we completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in accordance with our projected timeline. We plan to complete the implementation of the remaining portion of the financial accounting system, as well as an order processing system, in the second half of fiscal 2010. As part of this implementation, we also migrated to a shared services model for our primary global transaction processing functions. As a result of these activities, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures have been, or will be, modified and redesigned to conform with and support the new financial accounting and order processing system and the new shared services model. Management is currently reviewing and evaluating the design of key controls in the new Oracle financial accounting system and the accuracy of the data conversion that is taking place during the implementation and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting.

          Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change and that internal controls are being enhanced by the new financial accounting system, however, it has not completed its testing of the operating effectiveness of all key controls in the new financial accounting system. As such, there is a risk that control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. In addition, the implementation is ongoing and difficulties may still arise as we complete the implementation of the remaining portion of the financial accounting system as well as the order processing system in the second half of fiscal 2010.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended December 31, 2009.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2009 through October 31, 2009	--	N/A	--	$37,115,550

November 1, 2009 through November 30, 2009	32,153	$11.61	32,153	$36,742,313

December 1, 2009 through December 31, 2009	--	N/A	--	$36,742,313

Totals	32,153	$11.61	32,153	$36,742,313

(1)   On November 5, 2008, our board of directors authorized us to extend our existing $80 million stock repurchase program through November 30, 2010. The stock repurchase program was set to expire on November 30, 2008. The extension of the stock repurchase program was announced on November 6, 2008. All shares purchased during the quarter ended December 31, 2009 were purchased on the open market.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on November 12, 2009, in Miramar, Florida.

(b)	The following directors were elected at the Annual Meeting:

E. Scott Beattie
Fred Berens
Maura J. Clark
Richard C. W. Mauran
William M. Tatham
J. W. Nevil Thomas
Paul West

(c)	The shareholders voted at the Annual Meeting on the following matters:

1.	The vote on the election of directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified was as follows:

	Votes Cast

	For	Withheld

E. Scott Beattie	26,781,302	364,388
Fred Berens	16,706,445	10,439,245
Maura J. Clark	26,812,005	333,685
Richard C. W. Mauran	26,818,138	327,552
William M. Tatham	18,718,932	8,426,758
J. W. Nevil Thomas	18,718,384	8,427,306
Paul West	26,818,342	327,348

2.	The vote on the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2010, was as follows:

Votes Cast

		Broker
For	Against	Non-Votes	Abstentions

26,725,531	0	0	7,870

ITEM 6.    EXHIBITS
Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's Form 8-K dated October 27, 2009 (Commission File No. 1-6370)).

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

10.10 *

Exhibits to the Second Amended and Restated Credit Agreement dated as of December 24, 2002, among the company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto, as amended through the Eighth Amendment thereto dated as of July 21, 2008. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.11

Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated January 23, 2001 (Commission File No. 1-6370)).

10.12

Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.13 +

2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.14 +

2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.15 +	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.16 +	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.17 *	Amended 2002 Employee Stock Purchase Plan.

10.18 +

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

10.27 +

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

10.33 +

Termination Agreement between Elizabeth Arden International S.à.r.l. and Jacobus A. J. Steffens dated November 5, 2008 (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2008 (Commission File No. 1-6370)).

10.34 +

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
ELIZABETH ARDEN, INC.

Date: January 29, 2010	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2010	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.10

Exhibits to the Second Amended and Restated Credit Agreement dated as of December 24, 2002, among the company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto, as amended through the Eighth Amendment thereto dated as of July 21, 2008. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.17	Amended 2002 Employee Stock Purchase Plan.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.