Form 10-Q
period 2010-03-31
ELIZABETH ARDEN INC
filed 2010-05-06
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2010

Common Stock, $.01 par value per share	28,806,511

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	March 31, 2010	June 30, 2009

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$24,375	$23,102
Accounts receivable, net	188,052	190,273
Inventories	274,656	318,535
Deferred income taxes	10,479	11,804
Prepaid expenses and other assets	46,091	50,024

Total current assets	543,653	593,738

Property and equipment, net	71,004	64,110
Exclusive brand licenses, trademarks and intangibles, net	181,552	186,321
Goodwill	21,054	21,054
Debt financing costs, net	3,845	4,705
Deferred income taxes	6,014	8,565
Other assets	1,177	594

Total assets	$828,299	$879,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$44,000	$115,000
Accounts payable - trade	88,882	121,413
Other payables and accrued expenses	105,207	70,168
Current portion of long-term debt	--	545

Total current liabilities	238,089	307,126

Long-term Liabilities
Long-term debt, net	223,595	223,366
Deferred income taxes and other liabilities	8,963	11,817

Total long-term liabilities	232,558	235,183

Total liabilities	470,647	542,309

Commitments and Contingencies

Shareholders' Equity
Common stock, $.01 par value per share, 50,000,000 shares authorized; 31,825,347 and 31,444,935 issued, respectively	318	316
Additional paid-in capital	291,444	285,847
Retained earnings	116,653	99,413
Treasury stock (2,996,029 and 2,728,329 shares at cost, respectively)	(51,708)	(47,334)
Accumulated other comprehensive income (loss)	945	(1,464)

Total shareholders' equity	357,652	336,778

Total liabilities and shareholders' equity	$828,299	$879,087

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Net sales	$217,026	$203,471	$875,535	$857,663
Cost of goods sold:
Cost of sales	113,885	115,796	479,988	511,962
Depreciation related to cost of goods sold	1,330	1,118	3,791	3,366

Total cost of goods sold	115,215	116,914	483,779	515,328

Gross profit	101,811	86,557	391,756	342,335

Operating expenses:
Selling, general and administrative	97,127	86,398	333,108	316,123
Depreciation and amortization	5,707	5,274	17,519	15,839

Total operating expenses	102,834	91,672	350,627	331,962

(Loss) income from operations	(1,023)	(5,115)	41,129	10,373

Interest expense, net	5,271	5,643	16,686	19,244

(Loss) income before income taxes	(6,294)	(10,758)	24,443	(8,871)
(Benefit from) provision for income taxes	(2,438)	(7,054)	7,203	(6,317)

Net (loss) income	$(3,856)	$(3,704)	$17,240	$(2,554)

Net (loss) income per common share:
Basic	$(0.14)	$(0.13)	$0.61	$(0.09)

Diluted	$(0.14)	$(0.13)	$0.60	$(0.09)

Weighted average number of common shares:
Basic	28,026	27,805	28,034	27,901

Diluted	28,026	27,805	28,688	27,901

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance at July 1, 2009	31,445	$316	$285,847	$99,413	(2,728)	$(47,334)	$(1,464)	$336,778

Issuance of restricted stock, net of forfeitures	148	2						2
Issuance of common stock for employee stock purchase plan	88		551					551
Issuance of common stock upon exercise of stock options	144		1,494					1,494

Amortization of share-based awards			3,552					3,552
Repurchase of common stock					(268)	(4,374)		(4,374)

Comprehensive income:
Net income				17,240				17,240

Foreign currency translation adjustments							2,191	2,191

Disclosure of reclassification amount, net of taxes:
Unrealized hedging gain arising during the period							28	28
Less: reclassification adjustment for hedging gains included in net income							190	190

Net unrealized cash flow hedging gain							218	218

Total comprehensive income				17,240			2,409	19,649

Balance at March 31, 2010	31,825	$318	$291,444	$116,653	(2,996)	$(51,708)	$945	$357,652

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2010	March 31, 2009

Operating Activities:
Net income (loss)	$17,240	$(2,554)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,310	19,205
Amortization of senior note offering and credit facility costs	1,102	1,076
Amortization of share-based awards	3,552	1,796
Deferred income taxes	(1,534)	(7,072)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	4,812	4,257
Decrease in inventories	45,770	43,056
Decrease (increase) in prepaid expenses and other assets	1,180	(11,469)
Decrease in accounts payable	(27,201)	(41,628)
Increase in other payables, accrued expenses and other liabilities	38,918	6,669
Other	(2,175)	(1,489)

Net cash provided by operating activities	102,974	11,847

Investing Activities:
Additions to property and equipment	(26,473)	(18,739)
Acquisition of other assets	(333)	(5,333)

Net cash used in investing activities	(26,806)	(24,072)

Financing Activities:
(Payments on) proceeds from short-term debt	(71,000)	9,200
Payments on long-term debt	(545)	(1,149)
Payments under capital lease obligations	(1,532)	(1,629)
Proceeds from the exercise of stock options	1,494	510
Proceeds from the issuance of new common stock under the employee stock purchase plan	551	671
Repurchase of common stock	(4,374)	(1,566)
Financing fees paid	--	(863)

Net cash (used in) provided by financing activities	(75,406)	5,174

Effect of exchange rate changes on cash and cash equivalents	511	(2,090)

Net increase (decrease) in cash and cash equivalents	1,273	(9,141)
Cash and cash equivalents at beginning of period	23,102	26,396

Cash and cash equivalents at end of period	$24,375	$17,255

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$1,096	$3,507

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

          To conform to the presentation of the three and nine months ended March 31, 2010 certain reclassifications were made to the prior year's unaudited consolidated financial statements and the accompanying footnotes.

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)/COMPREHENSIVE (LOSS) INCOME

          The Company's accumulated other comprehensive income (loss) shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income (loss) were as follows:

(Amounts in thousands)	March 31, 2010	June 30, 2009

Cumulative foreign currency translation adjustments	$749	$(1,442)
Unrealized hedging gains (losses), net of taxes	196	(22)

Accumulated other comprehensive income (loss)	$945	$(1,464)

          The Company's comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U. S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of comprehensive (loss) income were as follows:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Net (loss) income	$(3,856)	$(3,704)	$17,240	$(2,554)
Foreign currency translation adjustments	(380)	(1,321)	2,191	(11,364)
Unrealized hedging gains (losses), net of taxes	755	(1,913)	218	13,295

Total comprehensive (loss) income	$(3,481)	$(6,938)	$19,649	$(623)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   (LOSS) INCOME PER SHARE

          Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of diluted (loss) income per share is similar to basic (loss) income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock. For the three months ended March 31, 2010 and 2009, and for the nine months ended March 31, 2009, diluted loss per share equals basic loss per share, as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

          The following table represents the computation of net (loss) income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Basic
Net (loss) income	$(3,856)	$(3,704)	$17,240	$(2,554)

Weighted average shares outstanding	28,026	27,805	28,034	27,901

Net (loss) income per basic share	$(0.14)	$(0.13)	$0.61	$(0.09)

Diluted
Net (loss) income	$(3,856)	$(3,704)	$17,240	$(2,554)

Weighted average shares outstanding	28,026	27,805	28,034	27,901

Potential common shares - treasury method	--	--	654	--

Weighted average shares and potential dilutive common shares	28,026	27,805	28,688	27,901

Net (loss) income per diluted share	$(0.14)	$(0.13)	$0.60	$(0.09)

          The following table shows the number of shares subject to option awards that were outstanding for the three and nine months ended March 31, 2010 and 2009 that were not included in the diluted net (loss) income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Number of shares	1,439,126	3,436,360	1,859,094	2,605,495

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Company currently estimates that these expenses will total approximately $14.0 million, before taxes, and expects that substantially all of these expenses will have been incurred by the end of fiscal 2010. From inception through March 31, 2010, the Company has incurred a total of $12.1 million of expenses related to the Initiative, before taxes, which includes $6.2 million for Initiative-related restructuring and $5.9 million of other one-time Initiative-related expenses.

          The following table summarizes the restructuring costs related to the Initiative:

(Amounts in thousands)	Nine Months Ended March 31, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008

Restructuring expenses under the Initiative	$2,005	$3,544	$673

          Unrelated to the Initiative, for the three and nine months ended March 31, 2010, the Company incurred approximately $0.3 million and $0.7 million, respectively, of other restructuring expenses. For the three and nine months ended March 31, 2009, the Company incurred $0.1 million and $1.0 million, respectively, of other restructuring expenses unrelated to the Initiative.

          Aggregate amounts paid during the nine months ended March 31, 2010 for restructuring were $3.4 million. All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statements of operations and, as described in Note 15, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At March 31, 2010 and June 30, 2009, the Company had a restructuring liability of $0.3 million and $1.0 million, respectively.

NOTE 5.    NEW ACCOUNTING STANDARDS

Subsequent Events

          In February 2010, new accounting guidance was issued related to subsequent events. This guidance amended guidance previously issued in May 2009 regarding subsequent events and states that an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Fair Value Measurements and Disclosures

          In January 2010, the Financial Accounting Standards Board (the "FASB") issued an update to Codification Topic 820, Fair Value Measurements and Disclosures, amending the disclosure requirements under Topic 820. The update requires additional disclosures for transfers in and out of Levels 1 and 2 fair value measurements, as well as enhanced disclosures for activity in Level 3 fair value measurements. In addition, the update also clarifies existing requirements regarding the level of disaggregation for assets and liabilities and disclosure of inputs and valuation techniques used to measure fair value. The additional disclosure requirements under Codification Topic 820 were effective for the Company beginning January 1, 2010 and did not have an impact on the Company's consolidated financial statements.

          Effective July 1, 2009, the Company adopted the requirements of Codification Topic 820 for non-financial assets and liabilities. Adoption did not have an impact on the Company's consolidated financial statements.

          In August 2009, the FASB issued an update to Codification Topic 820 that provides additional guidance on the fair value measurement of liabilities. Specifically, this update provides clarification in circumstances in which a quoted price in an active market is not available. The update to Codification Topic 820 was effective for the Company beginning July 1, 2009 and did not have an impact on the Company's consolidated financial statements.

Interim Disclosures About Fair Value of Financial Instruments

          In April 2009, the FASB issued an update to Codification Topic 825, Financial Instruments, amending the disclosure requirements under Topic 825 to require disclosures about the fair value of financial instruments for interim reporting periods in addition to the previously required annual disclosures. The interim reporting requirements under Codification Topic 825 were effective for the Company beginning July 1, 2009 and did not have an impact on the Company's consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          In June 2008, the FASB issued an update to Codification Topic 260, Earnings Per Share, that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The update to Codification Topic 260 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities and to be included in the computation of earnings per share pursuant to the two-class method. The revisions to Codification Topic 260 were effective for the Company beginning July 1, 2009 and did not have an impact on the Company's consolidated financial statements.

Business Combinations

          In December 2007, the FASB issued an update to Codification Topic 805, Business Combinations, which significantly changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. The revisions to Codification Topic 805 were effective for acquisitions that occur after July 1, 2009 and did not have an impact on the Company's consolidated financial statements.

Useful Life of Intangible Assets

          In April 2008, the FASB issued an update to Codification Topic 350, Intangibles,- Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for the Company beginning July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2010	June 30, 2009

Raw materials	$51,276	$64,147
Work in progress	23,384	30,777
Finished goods	199,996	223,611

Total	$274,656	$318,535

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	March 31, 2010	June 30, 2009	June 30, 2009 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	84,738	82,417	18
Exclusive brand trademarks	43,420	43,202	11
Other intangibles (1)	20,330	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	270,903	268,364

Accumulated amortization:
Exclusive brand licenses and related trademarks	(44,294)	(39,913)
Exclusive brand trademarks	(38,223)	(36,588)
Other intangibles	(6,834)	(5,542)

Exclusive brand licenses, trademarks and intangibles, net	$181,552	$186,321

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Amortization expense was $2.4 million and $7.3 million for the three and nine months ended March 31, 2010, respectively as compared to $2.4 million and $7.2 million for three and nine months ended March 31, 2009, respectively. At March 31, 2010, the Company estimated annual amortization expense for its intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)

Remainder of fiscal 2010	$2.3
2011	$7.8
2012	$6.3
2013	$5.3
2014	$4.2

          At March 31, 2010 and June 30, 2009, the Company had goodwill of $21.1 million recorded on its consolidated balance sheets. The entire amount of the goodwill in all periods presented relates to the North America Fragrance segment.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). The Company's average borrowing base capacity during the quarter ended March 31, 2010, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2010. The Company was in compliance with all applicable covenants under the Credit Facility for the quarter ended March 31, 2010.

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

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.00% higher. At March 31, 2010, the Applicable Margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For the nine months ended March 31, 2010 and 2009, the weighted average annual interest rate on borrowings under the Credit Facility was 2.6% and 3.6%, respectively.

          At March 31, 2010, the Company had $44.0 million in outstanding borrowings and approximately $4.6 million in letters of credit outstanding under the Credit Facility, compared with $115.0 million in outstanding borrowings under the Credit Facility at June 30, 2009. As of March 31, 2010, the Company had approximately $158.6 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $114.5 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2010	June 30, 2009

7 3/4% Senior Subordinated Notes due January 2014	$225,000	$225,000
Termination costs on interest rate swap, net	(1,405)	(1,634)
Riviera Term Note	--	545

Total debt	223,595	223,911
Less: Current portion of long-term debt	--	545

Total long-term debt	$223,595	$223,366

          In connection with the June 2006 acquisition of certain assets of Riviera Concepts Inc., the Company assumed a promissory note held by Riviera Concepts in the principal amount of approximately $3.4 million (the "Riviera Term Note"). The final installment was paid on July 15, 2009.

          At March 31, 2010 and June 30, 2009, the estimated fair value of the Company's 7 3/4% Senior Subordinated Notes and, at June 30, 2009, the estimated value of the Riviera Term Note, using available market information and interest rates was as follows:

(Amounts in thousands)	March 31, 2010	June 30, 2009

7 3/4% Senior Subordinated Notes due January 2014	$225,563	$193,500
Riviera Term Note	$--	$545

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

          The following table presents the fair value hierarchy for those of the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2010:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets
Foreign currency contracts	$--	$907	$--	$907
Liabilities
Foreign currency contracts	$--	$967	$--	$967

          As of June 30, 2009, the Company's foreign currency contracts were measured at fair value under Level 2 as an asset of $0.5 million and as a liability of $0.4 million. See Note 12 for a discussion of the Company's foreign currency contracts.

          Effective July 1, 2009, the Company adopted the accounting standards for fair value for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the nine months ended March 31, 2010.

NOTE 12.    DERIVATIVE FINANCIAL INSTRUMENTS

          The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to hedge a portion of its forecasted net sales to reduce the exposure of the Company's foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also hedges a portion of its forecasted inventory purchases to reduce the exposure of its Canadian and Australian subsidiaries' cost of sales to such fluctuations. Additionally, when appropriate, the Company enters into and settles foreign currency contracts to reduce the exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros, Canadian dollars and Australian dollars. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company's derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows.

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiary revenues generally over approximately 12 to 18 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of March 31, 2010, the Company had notional amounts of 8.6 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between April 30, 2010 and May 30, 2011.

          Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiary cost of sales generally over approximately 12 to 18 months. Changes to fair value of

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of March 31, 2010, the Company had notional amounts of 6.6 million Canadian dollars and 7.6 million Australian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between April 30, 2010 and May 30, 2011.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and nine months ended March 31, 2010, the Company recorded a benefit of $0.6 million and $0.4 million, respectively in selling, general and administrative expenses related to these contracts. For the three and nine months ended March 31, 2009, the Company recorded a benefit of $0.3 million and $3.2 million, respectively in selling, general and administrative expenses related to these contracts. As of March 31, 2010, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2010 and 2009 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

	Fair Value of Derivative Instruments

(Amounts in thousands)	Asset Derivatives As of March 31, 2010		Liability Derivatives As of March 31, 2010

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as effective hedges
Foreign Exchange Contracts	Other assets	$907	Other payables	$967

Total		$907		$967

          As of June 30, 2009, the Company's foreign currency contracts were measured at fair value as an asset of $0.5 million and as a liability of $0.4 million.

Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Currency Contracts-Sales	$801	$(1,795)	$1,170	$12,924
Currency Contracts - Cost of Sales	(46)	(118)	(952)	371

Total	$755	$(1,913)	$218	$13,295

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Currency Contracts-Sales (1)	$180	$5,088	$195	$11,307
Currency Contracts- Cost of Sales (2)	(211)	260	(388)	709

Total	$(31)	$5,348	$(193)	$12,016

(1) Recorded in net sales on the consolidated statements of operations.
(2) Recorded in cost of sales on the consolidated statements of operations.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    INCOME TAXES

          The pre-tax (loss) income for the Company's domestic and international operations consisted of the following for the three and nine months ended March 31, 2010 and 2009:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Domestic pre-tax (loss) income	$(12,075)	$(7,972)	$2,915	$(17,946)
Foreign pre-tax income (loss)	5,781	(2,786)	21,528	9,075

Total (loss) income before income taxes	$(6,294)	$(10,758)	$24,443	$(8,871)

Effective tax rate	38.7%	65.6%	29.5%	71.2%

Three Months

          The decrease in the effective tax rate during the three months ended March 31, 2010, as compared to the prior year period was mainly due to (i) higher earnings contributions from the Company's international operations in the current year period as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions which have different tax rates. The Company's domestic operations are tax-effected at a higher rate than the Company's international operations. In addition, the effective rate for the three months ended March 31, 2010 included tax adjustments recorded on a discrete basis totaling a net tax benefit of $1.1 million, of which $0.7 million related to the expiration of the statute of limitations for certain unrecognized tax benefits and $0.4 million related to tax benefits due to changes in estimates for certain entities. The prior year effective tax rate included tax adjustments recorded on a discrete basis totaling a net benefit of $0.9 million, of which $0.4 million related to tax benefits for research and development and foreign tax credits attributable to prior years, and $0.9 million related to tax benefits due to changes in estimates for one of the Company's affiliates, partially offset by a $0.4 million net tax expense related to a distribution from one of the Company's international affiliates.

Nine Months

          The decrease in the effective tax rate during the three months ended March 31, 2010, as compared to the prior year period was mainly due to (i) higher earnings contributions from the Company's international operations in the current period as compared to the prior year and (ii) a shift in the ratio of earnings contributions between jurisdictions which have different tax rates The Company's domestic operations are tax-effected at a higher rate than the Company's international operations. In addition, the effective rate for the nine months ended March 31, 2010 included tax adjustments recorded on a discrete basis in the third fiscal quarter totaling a net tax benefit of $1.1 million as described above. The prior year effective tax rate included tax adjustments recorded on a discrete basis totaling a net tax benefit of $1.2 million, of which $0.7 million related to tax benefits for research and development and foreign tax credits attributable to prior years and $1.0 million for tax benefits related to changes in estimates for certain affiliates, partially offset by a $0.5 million net tax expense related to a distribution from one of the Company's international affiliates.

NOTE 14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of March 31, 2010 and June 30, 2009, and for the three and nine months ended March 31, 2010 and 2009, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of March 31, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$5,013	$19,345	$17	$--	$24,375
Accounts receivable, net	98,288	89,764	--	--	188,052
Inventories	184,439	90,217	--	--	274,656
Intercompany receivable	48,090	15,660	260,940	(324,690)	--
Deferred income taxes	12,009	(1,530)	--	--	10,479
Prepaid expenses and other assets	24,401	21,674	16	--	46,091

Total current assets	372,240	235,130	260,973	(324,690)	543,653

Property and equipment, net	49,163	21,841	--	--	71,004

Other Assets:
Investment in subsidiaries	313,534	--	9,136	(322,670)	--
Exclusive brand licenses, trademarks and intangibles, net	26,928	5,950	148,674	--	181,552
Goodwill	21,054	--	--	--	21,054
Debt financing costs, net	3,845	--	--	--	3,845
Other	30,055	1,727	11	(24,602)	7,191

Total other assets	395,416	7,677	157,821	(347,272)	213,642

Total assets	$816,819	$264,648	$418,794	$(671,962)	$828,299

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$44,000	$--	$--	$--	$44,000
Accounts payable - trade	71,753	17,129	--	--	88,882
Intercompany payable	31,950	55,533	246,323	(333,806)	--
Other payables and accrued expenses	56,084	49,006	128	(11)	105,207

Total current liabilities	203,787	121,668	246,451	(333,817)	238,089

Long-term debt	223,595	--	--	--	223,595
Deferred income taxes and other liabilities	31,785	1,789	--	(24,611)	8,963

Total liabilities	459,167	123,457	246,451	(358,428)	470,647

Shareholders' Equity
Common stock	318	--	--	--	318
Additional paid-in capital	291,444	9,136	197,411	(206,547)	291,444
Retained earnings (accumulated deficit)	116,653	130,990	(25,068)	(105,922)	116,653
Treasury stock	(51,708)	--	--	--	(51,708)
Accumulated other comprehensive income	945	1,065	--	(1,065)	945

Total shareholders' equity	357,652	141,191	172,343	(313,534)	357,652

Total liabilities and shareholders' equity	$816,819	$264,648	$418,794	$(671,962)	$828,299

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$1,936	$20,969	$197	$--	$23,102
Accounts receivable, net	104,939	85,334	--	--	190,273
Inventories	225,721	92,814	--	--	318,535
Intercompany receivable	47,704	4,632	269,819	(322,155)	--
Deferred income taxes	12,706	(902)	--	--	11,804
Prepaid expenses and other assets	35,794	13,649	581	--	50,024

Total current assets	428,800	216,496	270,597	(322,155)	593,738

Property and equipment, net	42,990	21,120	--	--	64,110

Other Assets:
Investment in subsidiaries	298,411	--	9,136	(307,547)	--
Exclusive brand licenses, trademarks and intangibles, net	28,967	6,598	150,756	--	186,321
Goodwill	21,054	--	--	--	21,054
Debt financing costs, net	4,705	--	--	--	4,705
Other	10,287	(1,146)	11	7	9,159

Total other assets	363,424	5,452	159,903	(307,540)	221,239

Total assets	$835,214	$243,068	$430,500	$(629,695)	$879,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$115,000	$--	$--	$--	$115,000
Accounts payable - trade	102,952	18,461	--	--	121,413
Intercompany payable	9,165	71,042	251,076	(331,283)	--
Other payables and accrued expenses	36,576	33,593	--	(1)	70,168
Current portion of long-term debt	545	--	--	--	545

Total current liabilities	264,238	123,096	251,076	(331,284)	307,126

Long-term debt	223,366	--	--	--	223,366
Deferred income taxes and other liabilities	10,832	985	--	--	11,817

Total liabilities	498,436	124,081	251,076	(331,284)	542,309

Shareholders' Equity
Common stock	316	--	--	--	316
Additional paid-in capital	285,847	9,136	197,411	(206,547)	285,847
Retained earnings (accumulated deficit)	99,413	111,193	(17,987)	(93,206)	99,413
Treasury stock	(47,334)	--	--	--	(47,334)
Accumulated other comprehensive loss	(1,464)	(1,342)	--	1,342	(1,464)

Total shareholders' equity	336,778	118,987	179,424	(298,411)	336,778

Total liabilities and shareholders' equity	$835,214	$243,068	$430,500	$(629,695)	$879,087

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$118,769	$98,257	$2,828	$(2,828)	$217,026
Cost of goods sold:
Cost of sales	70,049	43,836	--	--	113,885
Depreciation related to cost of goods sold	1,164	166	--	--	1,330

Total cost of goods sold	71,213	44,002	--	--	115,215

Gross profit	47,556	54,255	2,828	(2,828)	101,811
Selling, general and administrative costs	53,629	46,615	(289)	(2,828)	97,127
Depreciation and amortization	2,765	2,176	766	--	5,707

(Loss) income from operations	(8,838)	5,464	2,351	--	(1,023)
Other expense (income):
Interest expense (income)	5,261	161	(151)	--	5,271
Other	(6,987)	(302)	705	6,584	--

(Loss) income before income taxes	(7,112)	5,605	1,797	(6,584)	(6,294)
(Benefit from) provision for income taxes	(3,256)	216	602	--	(2,438)

Net (loss) income	$(3,856)	$5,389	$1,195	$(6,584)	$(3,856)

Statement of Operations	Nine Months Ended March 31, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$545,059	$330,476	$10,210	$(10,210)	$875,535
Cost of goods sold:
Cost of sales	328,164	151,824	--	--	479,988
Depreciation related to cost of goods sold	3,328	463	--	--	3,791

Total cost of goods sold	331,492	152,287	--	--	483,779

Gross profit	213,567	178,189	10,210	(10,210)	391,756
Selling, general and administrative costs	193,257	151,066	(1,005)	(10,210)	333,108
Depreciation and amortization	8,639	6,579	2,301	--	17,519

Income from operations	11,671	20,544	8,914	--	41,129
Other expense (income):
Interest expense (income)	16,634	592	(540)	--	16,686
Other	(23,270)	(1,066)	3,226	21,110	--

Income before income taxes	18,307	21,018	6,228	(21,110)	24,443
Provision for income taxes	1,066	3,886	2,251	--	7,203

Net income	$17,241	$17,132	$3,977	$(21,110)	$17,240

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended March 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$117,498	$85,973	$2,523	$(2,523)	$203,471
Cost of goods sold:
Cost of sales	73,833	41,963	--	--	115,796
Depreciation related to cost of goods sold	971	147	--	--	1,118

Total cost of goods sold	74,804	42,110	--	--	116,914

Gross profit	42,694	43,863	2,523	(2,523)	86,557
Selling, general and administrative costs	44,967	44,342	(388)	(2,523)	86,398
Depreciation and amortization	2,786	1,735	753	--	5,274

(Loss) income from operations	(5,059)	(2,214)	2,158	--	(5,115)
Other expense (income):
Interest expense (income)	5,638	199	(194)	--	5,643
Other	(1,133)	546	564	23	--

(Loss) income before income taxes	(9,564)	(2,959)	1,788	(23)	(10,758)
(Benefit from) provision for income taxes	(5,860)	(1,840)	646	--	(7,054)

Net (loss) income	$(3,704)	$(1,119)	$1,142	$(23)	$(3,704)

Statement of Operations	Nine Months Ended March 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$534,510	$323,153	$9,870	$(9,870)	$857,663
Cost of goods sold:
Cost of sales	349,195	162,767	--	--	511,962
Depreciation related to cost of goods sold	2,911	455	--	--	3,366

Total cost of goods sold	352,106	163,222	--	--	515,328

Gross profit	182,404	159,931	9,870	(9,870)	342,335
Selling, general and administrative costs	182,214	144,804	(1,025)	(9,870)	316,123
Depreciation and amortization	8,499	5,080	2,260	--	15,839

(Loss) income from operations	(8,309)	10,047	8,635	--	10,373
Other expense (income):
Interest expense (income)	19,216	827	(799)	--	19,244
Other	(15,641)	700	3,121	11,820	--

(Loss) income before income taxes	(11,884)	8,520	6,313	(11,820)	(8,871)
(Benefit from) provision for income taxes	(9,330)	731	2,282	--	(6,317)

Net (loss) income	$(2,554)	$7,789	$4,031	$(11,820)	$(2,554)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows	Nine Months Ended March 31, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$77,848	$28,131	$(2,998)	$(7)	$102,974

Investing activities:
Additions to property and equipment	(20,450)	(6,023)	--	--	(26,473)
Acquisition of other assets	(333)	--	--	--	(333)

Net cash used in investing activities	(20,783)	(6,023)	--	--	(26,806)

Financing activities:
Payments on short-term debt	(71,000)	--	--	--	(71,000)
Payments on long-term debt	(545)	--	--	--	(545)
Payments under capital lease obligations	(1,532)	--	--	--	(1,532)
Proceeds from the exercise of stock options	1,494	--	--	--	1,494
Proceeds from the issuance of common stock under the employee stock purchase plan	551	--	--	--	551
Repurchase of common stock	(4,374)	--	--	--	(4,374)
Net change in intercompany obligations	20,907	(23,732)	2,818	7	--

Net cash (used in) provided by financing activities	(54,499)	(23,732)	2,818	7	(75,406)

Effect of exchange rate changes on cash and cash equivalents	511	--	--	--	511
Net increase (decrease) in cash and cash equivalents	3,077	(1,624)	(180)	--	1,273
Cash and cash equivalents at beginning of period	1,936	20,969	197	--	23,102

Cash and cash equivalents at end of period	$5,013	$19,345	$17	$--	$24,375

Condensed Statement of Cash Flows	Nine Months Ended March 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$15,347	$(12,387)	$6,816	$2,071	$11,847

Investing activities:
Additions to property and equipment	(11,807)	(6,932)	--	--	(18,739)
Acquisition of other assets	(5,333)	--	--	--	(5,333)

Net cash used in investing activities	(17,140)	(6,932)	--	--	(24,072)

Financing activities:
Proceeds from short-term debt	9,200	--	--	--	9,200
Payments on long-term debt	(1,149)	--	--	--	(1,149)
Payments under capital lease obligations	(1,629)				(1,629)
Proceeds from the exercise of stock options	510	--	--	--	510
Financing fees paid	(863)				(863)
Proceeds from the issuance of common stock under the employee stock purchase plan	671	--	--	--	671
Repurchase of common stock	(1,566)	--	--	--	(1,566)
Net change in intercompany obligations	(3,375)	12,289	(6,843)	(2,071)	--

Net cash provided by (used in) financing activities	1,799	12,289	(6,843)	(2,071)	5,174

Effect of exchange rate changes on cash and cash equivalents	(2,090)	--	--	--	(2,090)
Net decrease in cash and cash equivalents	(2,084)	(7,030)	(27)	--	(9,141)
Cash and cash equivalents at beginning of period	3,487	22,801	108	--	26,396

Cash and cash equivalents at end of period	$1,403	$15,771	$81	$--	$17,255

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

          Segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) employee incentive costs, (ii) restructuring charges, (iii) costs related to the Initiative and, (iv) costs related to the Liz Claiborne license agreement. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by reportable segment for the three and nine months ended March 31, 2010 and 2009:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010		March 31, 2009

Segment Net Sales:
North America Fragrance	$120,942	$120,056	$551,589		$545,804
International	85,385	75,210	288,763		281,135
Other	10,699	8,205	35,183		30,724

Total	$217,026	$203,471	$875,535		$857,663

Segment Profit (Loss):
North America Fragrance	$19,225	$20,845	$98,696		$89,782
International	1,606	(4,549)	11,815		(2,829)
Other	(1,132)	(5,576)	(4,776)		(10,614)

Total	$19,699	$10,720	$105,735		$76,339

Reconciliation:
Segment Profit	$19,699	$10,720	$105,735		$76,339
Less:
Depreciation and Amortization	7,037	6,392	21,310		19,205
Interest Expense, net	5,271	5,643	16,686		19,244
Consolidation and Elimination Adjustments	3,142	4,488	18,923	(1)	10,870
Unallocated Corporate Expenses (2)	10,543 (3)	4,955 (4)	24,373	(5)	35,891 (6)

(Loss) Income Before Income Taxes	$(6,294)	$(10,758)	$24,443		$(8,871)

(1)

Amounts for the nine months ended March 31, 2010 include $5.5 million related to a lower than normal price charged to the North American Fragrance segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.

(2)

Unallocated corporate expenses include (i) employee incentive costs, (ii) restructuring charges, (iii) costs related to the Initiative, and (iv) costs related to the Liz Claiborne license agreement. Excluding items addressed below in footnotes (3) through (6), unallocated corporate expenses for the three months and nine months ended March 31, 2010 increased as compared to the prior year periods primarily due to higher incentive compensation costs.

(3)

Amounts for the three months ended March 31, 2010, include $0.3 million of restructuring charges not related to the Initiative and $0.9 million of expenses related to the implementation of an Oracle accounting and order processing system.

(4)

Amounts for the three months ended March 31, 2009, include (i) $1.1 million of restructuring expenses related to the Initiative, (ii) $0.1 million of restructuring expenses not related to the Initiative, and (iii) $1.0 million of expenses related to the implementation of an Oracle accounting and order processing system.

(5)

Amounts for the nine months ended March 31, 2010, include (i) $2.0 million of restructuring expenses related to the Initiative, (ii) $0.7 million of restructuring expenses not related to the Initiative, and (iii) $2.5 million of expenses related to the implementation of an Oracle accounting and order processing system.

(6)

In May 2008, the Company entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts for the nine months ended March 31, 2009, include (i) $23.3 million of expenses ($18.9 million of which did not require the use of cash) related to the Company's Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses, (ii) $2.3 million of restructuring expenses related to the Initiative, (iii) $1.0 million of restructuring expenses not related to the Initiative, and (iv) $1.7 million of expenses related to the implementation of an Oracle accounting and order processing system.

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

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Usher and Hilary Duff

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Kate Spade New York, John Varvatos, Rocawear, Alberta Ferretti, Halston, Geoffrey Beene, Badgley Mischka, Alfred Sung, Bob Mackie, Lucky, Nannette Lepore, and GANT

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

          In connection with the Initiative, in July 2009 we completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in accordance with our projected timeline. We plan to complete the remaining portion of the financial accounting system as well as the order processing system in the fourth quarter of fiscal 2010. The system is intended to improve key transaction processes and accommodate the anticipated growth of our business. We expect this infrastructure investment to simplify our transaction processing by utilizing a common platform to centralize our primary global transaction processing functions.

          As a result of the acceleration of the Initiative, the implementation of the Oracle financial accounting and order processing system, and the migration to a shared services transaction processing model, we have implemented a restructuring plan that will result in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. We currently estimate that these expenses will total approximately $14.0 million, before taxes, and expect that substantially all of these expenses will have been incurred by the end of fiscal 2010. Through March 31, 2010, we have incurred a total of $12.1 million of expenses related to the

Initiative, before taxes, which includes $6.2 million for Initiative-related restructuring and $5.9 million of other one time Initiative-related expenses. See Note 4 to Notes to Unaudited Consolidated Financial Statements.

          In fiscal 2010, we expect gross margins to improve as compared to the prior fiscal year as a result of a 190-basis point improvement due to the absence of $19.9 million in costs that impacted the gross margin in fiscal 2009 related to Liz Claiborne inventory purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses. As a result of the Initiative and other activities, we also expect gross margin to improve by an additional 200 to 250 basis points by the end of fiscal 2010 as compared to the prior fiscal year. We expect our fiscal 2011 gross margins to improve an additional 200 basis points in fiscal 2011 over fiscal 2010. We expect to use a portion of this anticipated margin improvement to support our key brands and drive brand innovation and improved profitability.

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

Foreign Currency Contracts

          We operate in several foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a portion of our forecasted net sales to reduce the exposure of our foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. We also hedge a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to such fluctuations. Additionally, when appropriate, we enter into and settle foreign currency contracts to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros, Canadian dollars and Australian dollars. We do not enter into derivative financial contracts for speculative or trading purposes.

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal years 2010 or 2009 relating to foreign currency contracts used to hedge forecasted revenues or forecasted cost of sales resulting from hedge ineffectiveness.

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

          The table below summarizes the effect of the pre-tax gain (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three and nine months ended March 31, 2010 and March 31, 2009.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Net Sales	$180	$5,088	$195	$11,307
Cost of Sales	(211)	260	(388)	709
Selling, general and administrative	638	299	426	3,243

Total pre-tax gain	$607	$5,647	$233	$15,259

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2010 and March 31, 2009. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):
	Three Months Ended				Nine Months Ended

	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009

Net sales	$217,026	100.0%	$203,471	100.0%	$875,535	100.0%	$857,663	100.0%
Cost of sales	113,885	52.5	115,796	56.9	479,988	54.8	511,962	59.7
Depreciation related to cost of goods sold	1,330	0.6	1,118	0.6	3,791	0.5	3,366	0.4
Gross profit	101,811	46.9	86,557	42.5	391,756	44.7	342,335	39.9
Selling, general and administrative expenses	97,127	44.8	86,398	42.5	333,108	38.0	316,123	36.9
Depreciation and amortization	5,707	2.6	5,274	2.6	17,519	2.0	15,839	1.8
(Loss) income from operations	(1,023)	(0.5)	(5,115)	(2.5)	41,129	4.7	10,373	1.2
Interest expense, net	5,271	2.4	5,643	2.8	16,686	1.9	19,244	2.2
(Loss) income before income taxes	(6,294)	(2.9)	(10,758)	(5.3)	24,443	2.8	(8,871)	(1.0)
(Benefit from) provision for income taxes	(2,438)	(1.1)	(7,054)	(3.5)	7,203	0.8	(6,317)	(0.7)
Net (loss) income	(3,856)	(1.8)	(3,704)	(1.8)	17,240	2.0	(2,554)	(0.3)

Other data
EBITDA and EBITDA margin (1)	$6,014	2.8%	$1,277	0.6%	$62,439	7.1%	$29,578 (2)	3.4%

(1)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 and Nine Months Ended March 31, 2010 compared to Nine Months Ended March 31, 2009. EBITDA margin represents EBITDA divided by net sales.

(2)

The nine months ended March 31, 2009 include $23.3 million of expenses (of which $18.9 million did not require the use of cash) related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses.

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

          Segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) employee incentive costs, (ii) restructuring charges, (iii) costs related to the Initiative and, (iv) costs related to the Liz Claiborne license agreement. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit (loss) by reportable segment for the three and nine months ended March 31, 2010 and 2009 and reflects the basis of presentation described in Note 15 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2010	March 31, 2009	March 31, 2010		March 31, 2009

Segment Net Sales:
North America Fragrance	$120,942	$120,056	$551,589		$545,804
International	85,385	75,210	288,763		281,135
Other	10,699	8,205	35,183		30,724

Total	$217,026	$203,471	$875,535		$857,663

Segment Profit (Loss):
North America Fragrance	$19,225	$20,845	$98,696		$89,782
International	1,606	(4,549)	11,815		(2,829)
Other	(1,132)	(5,576)	(4,776)		(10,614)
Less:
Depreciation and Amortization	7,037	6,392	21,310		19,205
Interest Expense, net	5,271	5,643	16,686		19,244
Consolidation and Elimination Adjustments	3,142	4,488	18,923	(1)	10,870
Unallocated Corporate Expenses (2)	10,543 (3)	4,955 (4)	24,373	(5)	35,891 (6)

(Loss) Income Before Income Taxes	$(6,294)	$(10,758)	$24,443		$(8,871)

(1)

Amounts for the nine months ended March 31, 2010 include $5.5 million related to a lower than normal price charged to the North American Fragrance segment with respect to certain sales of inventory that were undertaken by that segment at the direction of corporate, rather than segment, management.

(2)

Unallocated corporate expenses include (i) employee incentive costs, (ii) restructuring charges, (iii) costs related to the Initiative, and (iv) costs related to the Liz Claiborne license agreement. Excluding items addressed below in footnotes (3) through (6), unallocated corporate expenses for the three months and nine months ended March 31, 2010 increased as compared to the prior year periods primarily due to higher incentive compensation costs.

(3)

Amounts for the three months ended March 31, 2010, include $0.3 million of restructuring charges not related to the Initiative and $0.9 million of expenses related to the implementation of an Oracle accounting and order processing system.

(4)

Amounts for the three months ended March 31, 2009, include (i) $1.1 million of restructuring expenses related to the Initiative, (ii) $0.1 million of restructuring expenses not related to the Initiative, and (iii) $1.0 million of expenses related to the implementation of an Oracle accounting and order processing system.

(5)

Amounts for the nine months ended March 31, 2010, include (i) $2.0 million of restructuring expenses related to the Initiative, (ii) $0.7 million of restructuring expenses not related to the Initiative, and (iii) $2.5 million of expenses related to the implementation of an Oracle accounting and order processing system.

(6)

In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts for the nine months ended March 31, 2009, include (i) $23.3 million of expenses ($18.9 million of which did not require the use of cash) related to our Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses, (ii) $2.3 million of restructuring expenses related to the Initiative, (iii) $1.0 million of restructuring expenses not related to the Initiative, and (iv) $1.7 million of expenses related to the implementation of an Oracle accounting and order processing system.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

          Net Sales.    Net sales increased by 6.7% or $13.6 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Excluding the favorable impact of foreign currency translation, net sales increased by 2.1% or $4.4 million. The increase in net sales was primarily due to higher sales of $15.0 million for Elizabeth Arden branded products, $7.6 million for Britney Spears fragrances and $1.9 million for the Juicy Couture fragrances. Partially offsetting these increases were $3.9 million in reduced sales of distributed brands and lower sales of $5.0 million for other fragrances, primarily Usher.

North America Fragrance

          Net sales increased by 0.7% or $0.9 million. Excluding the favorable impact of foreign currency translation, net sales decreased by 0.5 % or $0.6 million. While net sales to U.S. department store customers decreased by $8.1 million, sales to other customers, primarily mass customers, increased by $9.0 million.

International

          Net sales increased by 13.5% or $10.2 million. Excluding the favorable impact of foreign currency translation, net sales increased by 3.3% or $2.5 million. In addition to the favorable impact of foreign currency translation, net sales increased due to higher sales of Elizabeth Arden branded products as well as Juicy Couture and Britney Spears fragrances. The increase in net sales primarily relates to our travel retail and distributor markets, which had $7.6 million of higher net sales than in the prior year period. Net sales in the prior year period also included pre-tax gains of $5.1 million from our settled foreign currency contracts.

Other

Net sales increased by 30.4% or $2.5 million due to higher sales of Elizabeth Arden skin care and color cosmetic products.

          Gross Margin.    For the three months ended March 31, 2010 and 2009, gross margins were 46.9% and 42.5%, respectively. Gross margin in the current year period benefited from a higher proportion of basic sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands and promotional sales, the favorable impact of foreign currency translation and improved operating efficiencies due to the Initiative.

          SG&A.   Selling, general and administrative expenses increased 12.4%, or $10.7 million, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase was principally due to (i) higher royalty expenses of $2.2 million due to higher sales of licensed brands, and (ii) higher general and administrative expenses of $8.4 million for the three months ended March 31, 2010. The increase in general and administrative expenses was principally due to higher incentive compensation and payroll costs. For the three months ended March 31, 2010, total share-based compensation cost charged against income for all stock plans was $1.1 million compared to $0.9 million for the three months ended March 31, 2009. The prior year period included a reversal of $0.5 million of previously recognized costs relating to the August 2008 performance based restricted stock grant. For the three months ended March 31, 2010, total restructuring and Initiative-related one-time costs were $1.2 million as compared to $2.2 million for the three months ended March 31, 2009.

Segment Profit

North America Fragrance

          Segment profit decreased 7.8% or $1.6 million. The decrease in segment profit was due to higher selling, general and administrative expenses, partially offset by higher sales and improved gross margins resulting from a higher proportion of basic sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands and promotional sales.

International

          Segment profit was $1.6 million as compared to a loss of $4.5 million in the prior year period. The improvement in segment results was primarily due to the impact of favorable foreign currency translation, higher sales and improved gross margins due to a higher proportion of basic product sales, which have higher gross margins as compared to promotional products, and lower distribution and freight costs.

Other

Segment loss decreased by $4.4 million from the prior year period primarily due to higher sales, improved gross margins and lower advertising expenses.

          Interest Expense.    Interest expense, net of interest income, decreased 6.6%, or $0.4 million, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was due to lower average borrowings under our revolving bank credit facility during the current year period.

          Benefit from Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the three months ended March 31, 2010 and 2009:

(Amounts in thousands)	Three Months Ended

	March 31, 2010	March 31, 2009

Domestic pre-tax (loss)	$(12,075)	$(7,972)
Foreign pre-tax income (loss)	5,781	(2,786)

Total (loss) income before income taxes	$(6,294)	$(10,758)

Effective tax rate	38.7%	65.6%

          The decrease in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher earnings contributions from our international operations in the current year period as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions which have different tax rates. Our domestic operations are tax-effected at a higher rate than our international operations. In addition, the effective rate for the three months ended March 31, 2010 included tax adjustments recorded on a discrete basis totaling a net tax benefit of $1.1 million, of which $0.7 million related to the expiration of the statute of limitations for certain unrecognized tax benefits and $0.4 million related to tax benefits due to changes in estimates for certain entities. The prior year effective tax rate included tax adjustments recorded on a discrete basis totaling a net benefit of $0.9 million, of which $0.4 million related to tax benefits for research and development and foreign tax credits attributable to prior years and $0.9 million related to tax benefits due to changes in estimates for one of our affiliates, partially offset by a $0.4 million net tax expense related to a distribution from one of our international affiliates.

          Net Loss.    Net loss for the three months ended March 31, 2010, was $3.9 million, compared to $3.7 million for the three months ended March 31, 2009. The increase in the net loss was primarily due to a lower tax benefit resulting from a lower effective tax rate as the loss before income taxes was lower for the three months ended March 31, 2010 compared to the prior year period.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $4.7 million to $6.0 million for the three months ended March 31, 2010, compared to $1.3 million for the three months ended March 31, 2009. The increase in EBITDA was primarily the result of higher net sales and improved gross margins, partially offset by higher selling, general and administrative expenses in the current year period.

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

          The following is a reconciliation of net loss, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2010	March 31, 2009

Net loss	$(3,856)	$(3,704)
Plus:
Benefit from income taxes	(2,438)	(7,054)
Interest expense, net	5,271	5,643
Depreciation in cost of sales	1,330	1,118
Depreciation and amortization	5,707	5,274

EBITDA	$6,014	$1,277

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

          Net Sales.    Net sales increased by 2.1% or $17.9 million for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. Excluding the favorable impact of foreign currency translation, net sales increased by 0.2% or $1.6 million. Net sales of the Juicy Couture fragrances increased by $29.5 million due to the current year launch of the new Juicy Couture fragrance, Couture Couture, and the continued roll out of the prior year launch of Viva La Juicy. Sales of Britney Spears fragrances increased by $20.4 million. These increases were partially offset by $19.2 million in reduced sales of distributed brands and $13.9 million of lower sales of other fragrances, primarily Usher.

North America Fragrance

          Net sales increased by 1.1% or $5.8 million. Excluding the favorable impact of foreign currency translation, net sales increased by 0.6% or $3.5 million. The increase in net sales was primarily due to higher sales of the Juicy Couture fragrance brands, due to the current year launch of Couture Couture and the continued roll out of the prior year launch of Viva La Juicy. Also contributing to the increase were higher sales of Britney Spears and Mariah Carey fragrance brands, partially offset by a decline in sales of distributed brands and Usher fragrances. While net sales to U.S. department store customers decreased by $15.1 million, sales to other customers, primarily mass customers, increased by $20.9 million.

International

          Net sales increased by 2.7% or $7.6 million. Excluding the favorable impact of foreign currency translation, net sales decreased by 2.2 % or $6.3 million. Net sales in our travel retail and distributor markets were $6.8 million higher than in the prior year period. Net sales in the prior year period included pre-tax gains of $11.3 million from our settled foreign currency contracts.

Other

Net sales increased by 14.5% or $4.5 million primarily due to higher sales of Elizabeth Arden skin care and color cosmetic products.

          Gross Margin.    For the nine months ended March 31, 2010 and 2009, gross margins were 44.7% and 39.9%, respectively. Gross margin for the nine months ended March 31, 2009 included $19.9 million of charges ($18.9 million of which did not require the use of cash) related to the higher cost Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne license agreement. In addition, gross margin in the current year period benefited from a higher proportion of basic sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands and promotional sales, the favorable impact of foreign currency translation, and lower distribution and freight costs.

          SG&A.   Selling, general and administrative expenses increased 5.3%, or $17.0 million, for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The increase was principally due to (i) higher royalty expenses of $5.0 million due to higher sales of licensed brands, (ii) higher advertising and sales promotion expenses of $4.4 million primarily due to new product launches in the current year period, and (iii) higher general and administrative expenses of $5.4 million for the nine months ended March 31, 2010. The increase in general and administrative expenses was principally due to higher incentive compensation and payroll costs of $14.2 million. For the nine months ended March 31, 2010, total share-based compensation cost charged against income for all stock plans was $3.6 million compared to $1.8 million for the nine months ended March 31, 2009. The prior year amount included a reversal of $1.7 million of previously recognized costs relating to the performance based restricted stock grants made in August 2006, 2007 and 2008. Partially offsetting these increases in general and administrative expenses were higher losses of $4.6 million in the prior year period related to the impact of foreign currency translation of our affiliates' balance sheets and transition expenses of $3.4 million in the prior year period related to the Liz Claiborne license agreement. For the nine months ended March 31, 2010, total restructuring and Initiative related one-time costs were $5.2 million as compared to $5.0 million for the nine months ended March 31, 2009.

Segment Profit

North America Fragrance

          Segment profit increased 9.9% or $8.9 million. The increase in segment profit was mostly due to higher sales and improved gross margins due to a higher proportion of basic sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands and promotional sales, partially offset by higher selling, general and administrative expenses.

International

         Segment profit was $11.8 million as compared to a loss of $2.8 million in the prior year period. The improvement in segment results was primarily due to the impact of favorable foreign currency translation and improved gross margins due to a higher proportion of basic product sales, which have higher gross margins as compared to promotional sales and lower freight and distribution costs, partially offset by higher selling, general and administrative expenses.

Other

Segment loss decreased by $5.8 million from the prior year period primarily due to higher sales and improved gross margins.

         Interest Expense.    Interest expense, net of interest income, decreased 13.3%, or $2.6 million, for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The decrease was due to lower average interest rates under our revolving bank credit facility and lower average borrowings under such credit facility during the current year period.

          Provision for/ (Benefit from) Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the nine months ended March 31, 2010 and 2009:

(Amounts in thousands)	Nine Months Ended

	March 31, 2010	March 31, 2009

Domestic pre-tax income (loss)	$2,915	$(17,946)
Foreign pre-tax income	21,528	9,075

Total (loss) income before income taxes	$24,443	$(8,871)

Effective tax rate	29.5%	71.2%

         The decrease in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher earnings contributions from our international operations in the current period as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions which have different tax rates. Our domestic operations are tax-effected at a higher rate than our international operations. In addition, the effective rate for the nine months ended March 31, 2010 included tax adjustments recorded on a discrete basis totaling a net tax benefit of $1.1 million, of which $0.7 million related to the expiration of the statute of limitations for certain unrecognized tax benefits and $0.4 million related to tax benefits due to changes in estimates for certain entities. The prior year effective tax rate included tax adjustments recorded on a discrete basis totaling a net tax benefit of $1.2 million, of which $0.7 million related to tax benefits for research and development and foreign tax credits attributable to prior years and $1.0 million related to tax benefits due to changes in estimates for certain affiliates, partially offset by a $0.5 million net tax expense related to a distribution from one of our international affiliates.

          Net Income (Loss).    Net income for the nine months ended March 31, 2010, was $17.2 million compared to a net loss of $2.6 million for the nine months ended March 31, 2009. The increase in net income was primarily the result of higher sales, improved gross margins, and lower interest expense in the current year period, partially offset by higher selling, general and administrative expenses.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $32.8 million to $62.4 million for the nine months ended March 31, 2010, compared to $29.6 million for the nine months ended March 31, 2009. The increase in EBITDA was primarily the result of higher sales, improved margins and lower interest expense, partially offset by higher selling, general and administrative expenses in the current year period.

          The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA

(Amounts in thousands)	Nine Months Ended

	March 31, 2010	March 31, 2009

Net income (loss)	$17,240	$(2,554)
Plus:
Provision for (benefit from) income taxes	7,203	(6,317)
Interest expense, net	16,686	19,244
Depreciation in cost of sales	3,791	3,366
Depreciation and amortization	17,519	15,839

EBITDA	$62,439	$29,578

Liquidity and Capital Resources

(Amounts in thousands)	Nine Months Ended

	March 31, 2010	March 31, 2009

Net cash provided by operating activities	$102,974	$11,847
Net cash used in investing activities	(26,806)	(24,072)
Net cash (used in) provided by financing activities	(75,406)	5,174
Net increase (decrease) in cash and cash equivalents	1,273	(9,141)

         Cash Flows.    For the nine months ended March 31, 2010, net cash provided by operating activities was $103.0 million, as compared to $11.8 million for the nine months ended March 31, 2009. This improvement in cash provided by operating activities was principally due to higher net income, partially offset by lower accounts payable as a result of the reduction in inventory levels.

          For the nine months ended March 31, 2010, net cash used in investing activities of $26.8 million was composed of $26.5 million of capital expenditures and the $0.3 million payment of the remaining installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC. For the nine months ended March 31, 2009, net cash used in investing activities of $24.1 million was composed of $18.7 million of capital expenditures and the $5.3 million payment of the second installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales. The increase in capital expenditures for the nine months ended March 31, 2010 is primarily due to the implementation of our new accounting and order processing system.

          For the nine months ended March 31, 2010, net cash used in financing activities was $75.4 million, as compared to net cash provided by financing activities of $5.2 million for the nine months ended March 31, 2009. During the nine months ended March 31, 2010, borrowings under our credit facility decreased by $71.0 million to $44.0 million at March 31, 2010. During the nine months ended March 31, 2009, borrowings under our credit facility increased by $9.2 million to $128.2 million at March 31, 2009.

          Interest paid during the nine months ended March 31, 2010, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $2.6 million of interest paid on the borrowings under our credit facility. Interest paid during the nine months ended March 31, 2009, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes and $6.3 million of interest paid on the borrowings under our credit facility.

          At March 31, 2010, we had approximately $24.4 million of cash, of which $19.3 million was held outside of the United States. Of the cash held outside of the U.S., $7.4 million was considered cash in excess of local operating requirements and could have been repatriated to the U.S. without restriction or tax effect. The balance of such cash held outside the U.S., approximately $11.9 million, was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          We have a $325 million revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a $25 million sub-limit for letters of credit. Under the terms of the credit facility we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility expires in December 2012.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Our average borrowing base capacity during the quarter ended March 31, 2010, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2010. We were in compliance with all applicable covenants under the credit facility for the quarter ended March 31, 2010.

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

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. At March 31, 2010, the Applicable Margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For the nine months ended March 31, 2010 and 2009, the weighted average annual interest rate on borrowings under the credit facility was 2.6% and 3.6%, respectively. The interest rates payable by us on our 7 3/4% senior subordinated notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions.

          At March 31, 2010, we had (i) $44.0 million in borrowings and $4.6 million in letters of credit outstanding under the credit facility, (ii) $158.6 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $114.5 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At March 31, 2010, we had outstanding $225.0 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. The indenture pursuant to which the 7 3/4% senior subordinated notes were issued provides that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indenture generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture).

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

          Repurchases of Common Stock.    On November 5, 2008, our board of directors authorized us to extend our existing $80 million common stock repurchase program through November 30, 2010. As of March 31, 2010, we had repurchased 2,793,938 shares of common stock on the open market under the stock repurchase program, at an average price of $16.91 per share, at a cost of $47.3 million, including sales commissions, leaving $32.7 million available for additional common stock repurchases under the program. During the three months ended March 31, 2010, we purchased 235,547 shares of common stock on the open market under the stock repurchase program at an average price of $16.98 per share and at a cost of $4.0 million, including sales commissions. For the nine months ended March 31, 2010, we purchased 267,700 shares of common stock on the open market under the stock repurchase program at an average price of $16.34 per share and at a cost of $4.4 million, including sales commissions. The acquisition of these shares by us was accounted for under the treasury method.

New Accounting Standards

Subsequent Events

          In February 2010, new accounting guidance was issued related to subsequent events. This guidance amended guidance previously issued in May 2009 regarding subsequent events and states that an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not have an impact on our consolidated financial statements.

Fair Value Measurements and Disclosures

          In January 2010, the FASB issued an update to Codification Topic 820, Fair Value Measurements and Disclosures, amending the disclosure requirements under Topic 820. The update requires additional disclosures for transfers in and out of Levels 1 and 2 fair value measurements, as well as enhanced disclosures for activity in Level 3 fair value measurements. In addition, the update also clarifies existing requirements regarding the level of disaggregation for assets and liabilities and disclosure of inputs and valuation techniques used to measure fair value. The additional disclosure requirements under Codification Topic 820 were effective for us beginning January 1, 2010 and did not have an impact on our consolidated financial statements.

          Effective July 1, 2009, we adopted the requirements of Codification Topic 820 for non-financial assets and liabilities. Adoption did not have an impact on our consolidated financial statements.

          In August 2009, the FASB issued an update to Codification Topic 820 that provides additional guidance on the fair value measurement of liabilities. Specifically, this update provides clarification in circumstances in which a quoted price in an active market is not available. The update to Codification Topic 820 was effective for us beginning July 1, 2009 and did not have an impact on our consolidated financial statements.

Interim Disclosures About Fair Value of Financial Instruments

          In April 2009, the FASB issued an update to Codification Topic 825, Financial Instruments, amending the disclosure requirements under Topic 825 to require disclosures about the fair value of financial instruments for interim reporting periods in addition to the previously required annual disclosures. The interim reporting requirements under Codification Topic 825 were effective for us beginning July 1, 2009 and did not have an impact on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          In June 2008, the FASB issued an update to Codification Topic 260, Earnings Per Share, that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The update to Codification Topic 260 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be treated as participating securities and to be included in the computation of earnings per share pursuant to the two-class method. The revisions to Codification Topic 260 were effective for us beginning July 1, 2009 and did not have an impact on our consolidated financial statements.

Business Combinations

          December 2007, the FASB issued an update to Codification Topic 805, Business Combinations, which significantly changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, restructuring costs and income taxes. The revisions to Codification Topic 805 were effective for acquisitions that occur after July 1, 2009 and did not have an impact on our consolidated financial statements.

Useful Life of Intangible Assets

          In April 2008, the FASB issued an update to Codification Topic 350, Intangibles, Goodwill and Other, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This amendment is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is prohibited. The amendment to Codification Topic 350 was effective for us beginning July 1, 2009 and did not have a material impact on our consolidated financial statements.

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

*

risks of international operations, including foreign currency fluctuations, hedging activities, economic and political consequences of terrorist attacks, disruptions in travel, unfavorable changes in U.S. or international tax laws or regulations, diseases and pandemics, and political instability in certain regions of the world;

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

*

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact retailer and/or consumer confidence and demand, such as domestic or global recessions;

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
*

changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations, laws or regulations relating to product ingredients, or accounting standards or critical accounting estimates;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2010, we had approximately $44.0 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the nine months ended March 31, 2010, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the nine months ended March 31, 2010 would have increased or decreased by approximately $1.9 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three and nine months ended March 31, 2010, we derived approximately 45% and 38%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of March 31, 2010, we had notional amounts of 8.6 million British pounds under open foreign currency contracts that expire between April 30, 2010 and May 30, 2011 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2010, we had notional amounts of 6.6 million Canadian dollars and 7.6 million Australian dollars under open foreign currency contracts that expire between April 30, 2010 and May 30, 2011 to reduce the exposure of our foreign subsidiary cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings. The realized gain, net of taxes, recognized during the three months ended March 31, 2010 from settled contracts was approximately $29,000 and the realized loss, net of taxes recognized during the nine months ended March 31, 2010 from settled contracts was approximately $73,000. At March 31, 2010, the unrealized gain, net of taxes, associated with these open contracts of approximately $0.2 million is included in accumulated other comprehensive income (loss) in our consolidated balance sheet. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of March 31, 2010, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three and nine months ended March 31, 2010 from the settlement of the contracts, was approximately $619,000 and $484,000, respectively.

          We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

          Our Chairman, President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are functioning effectively.

          During July 2009, we completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in accordance with our projected timeline. We plan to complete the implementation of the remaining portion of the financial accounting system, as well as an order processing system, in the fourth quarter of fiscal 2010. As part of this implementation, we also migrated to a shared services model for our primary global transaction processing functions. As a result of these activities, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures have been, or will be, modified and redesigned to conform with and support the new financial accounting and order processing system and the new shared services model. Management is currently reviewing and evaluating the design of key controls in the new Oracle financial accounting system and the accuracy of the data conversion that is taking place during the implementation and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting.

          Management believes that it has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change and that internal controls are being enhanced by the new financial accounting system, however, it has not completed its testing of the operating effectiveness of all key controls in the new financial accounting system. As such, there is a risk that control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. In addition, the implementation is ongoing and difficulties may still arise as we complete the implementation of the remaining portion of the financial accounting system as well as the order processing system in the fourth quarter of fiscal 2010.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended March 31, 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2010 through January 31, 2010	--	N/A	--	$36,742,313

February 1, 2010 through February 28, 2010	149,596	$16.45	149,596	$34,282,163

March 1, 2010 through March 31, 2010	85,951	$17.92	85,951	$32,741,552

Totals	235,547	$16.98	235,547	$32,741,552

(1)   On November 5, 2008, our board of directors authorized us to extend our existing $80 million stock repurchase program through November 30, 2010. The stock repurchase program was set to expire on November 30, 2008. The extension of the stock repurchase program was announced on November 6, 2008. All shares purchased during the quarter ended March 31, 2010 were purchased on the open market.

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

10.10

Exhibits to the Second Amended and Restated Credit Agreement dated as of December 24, 2002, among the Company, JPMorgan Chase Bank, as administrative agent, Bank of America, N. A. (successor in interest by merger to Fleet National Bank), as the collateral agent, and the banks listed on the signature pages thereto, as amended through the Eighth Amendment thereto dated as of July 21, 2008. Portions of this exhibit have been omitted pursuant to a request for confidential treatment (incorporated herein by reference to Exhibit 10.10 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2009 (Commission File No. 1-6370)).

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

10.17 +

Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.17 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2009 (Commission File No. 1-6370)).

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

10.31 +*	Elizabeth Arden, Inc. Severance Policy, as amended and restated on May 4, 2010.

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
ELIZABETH ARDEN, INC.

Date: May 6, 2010	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2010	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.31	Elizabeth Arden, Inc, Severance Policy, as amended and restated on May 4, 2010.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.