Form 10-Q
period 2010-09-30
ELIZABETH ARDEN INC
filed 2010-11-05
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2010

Common Stock, $.01 par value per share	28,149,719

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	As of

	September 30, 2010	June 30, 2010

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$23,579	$26,881
Accounts receivable, net	253,505	170,067
Inventories	348,416	271,058
Deferred income taxes	32,683	33,496
Prepaid expenses and other assets	64,776	58,892

Total current assets	722,959	560,394

Property and equipment, net	75,083	76,583
Exclusive brand licenses, trademarks and intangibles, net	190,905	179,444
Goodwill	21,054	21,054
Debt financing costs, net	3,226	3,509
Deferred income taxes	1,385	1,301
Other	1,204	1,186

Total assets	$1,015,816	$843,471

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$174,000	$59,000
Accounts payable - trade	132,614	98,441
Other payables and accrued expenses	121,441	96,429

Total current liabilities	428,055	253,870

Long-term Liabilities
Long-term debt	218,773	218,699
Deferred income taxes and other liabilities	13,267	18,285

Total long-term liabilities	232,040	236,984

Total liabilities	660,095	490,854

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 32,228,055 and 31,897,303 shares issued, respectively	322	319
Additional paid-in capital	301,955	297,137
Retained earnings	123,833	118,946
Treasury stock (4,231,292 and 3,632,589 shares at cost, respectively)	(71,448)	(62,303)
Accumulated other comprehensive income (loss)	1,059	(1,482)

Total shareholders' equity	355,721	352,617

Total liabilities and shareholders' equity	$1,015,816	$843,471

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2010	September 30, 2009

Net sales	$284,821	$265,164
Cost of goods sold:
Cost of sales	155,088	148,277
Depreciation related to cost of goods sold	1,325	1,267

Total cost of goods sold	156,413	149,544

Gross profit	128,408	115,620

Operating expenses:
Selling, general and administrative	109,822	103,943
Depreciation and amortization	6,287	6,009

Total operating expenses	116,109	109,952

Income from operations	12,299	5,668

Interest expense, net	5,331	5,611

Income before income taxes	6,968	57
Provision for income taxes	2,081	17

Net income	$4,887	$40

Net income per common share:
Basic	$0.18	$0.00

Diluted	$0.17	$0.00

Weighted average number of common shares:
Basic	27,027	27,922

Diluted	27,964	28,484

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance as of July 1, 2010	31,897	$319	$297,137	$118,946	(3,633)	$(62,303)	$(1,482)	$352,617
Issuance of common stock upon exercise of options	244	2	3,110					3,112
Issuance of restricted stock, net of forfeitures	87	1						1
Amortization of share-based awards			1,232					1,232
Repurchase of common stock					(598)	(9,145)		(9,145)
Excess tax benefit from share-based awards			476					476
Comprehensive Income:
Net Income				4,887				4,887

Foreign currency translation adjustments							4,353	4,353

Disclosure of reclassification amounts, net of taxes
Unrealized hedging loss arising during the period							(1,929)	(1,929)
Less: reclassification adjustment for hedging losses included in net income							117	117

Net unrealized cash flow hedging loss							(1,812)	(1,812)

Total comprehensive income							2,541	7,428

Balance as of September 30, 2010	32,228	$322	$301,955	$123,833	(4,231)	$(71,448)	$1,059	$355,721

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2010	September 30, 2009

Operating Activities:
Net income	$4,887	$40
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,612	7,276
Amortization of senior note offering and credit facility costs	357	365
Amortization of share-based awards	1,232	1,251
Deferred income taxes	597	(1,445)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(80,637)	(76,976)
Increase in inventories	(75,532)	(33,473)
Increase in prepaid expenses and other assets	(5,528)	(2,522)
Increase in accounts payable	35,520	23,085
Increase in other payables, accrued expenses and other liabilities	18,172	24,099
Other	(46)	(1,601)

Net cash used in operating activities	(93,366)	(59,901)

Investing Activities:
Additions to property and equipment	(5,472)	(8,826)
Acquisition of other assets	(13,864)	(333)

Net cash used in investing activities	(19,336)	(9,159)

Financing Activities:
Proceeds from short-term debt	115,000	69,900
Payments on long-term debt	--	(545)
Payments under capital lease obligations	--	(384)
Proceeds from the exercise of stock options	3,112	--
Repurchase of common stock	(10,335)	--
Excess tax benefit from share-based awards	616	--

Net cash provided by financing activities	108,393	68,971

Effect of exchange rate changes on cash and cash equivalents	1,007	482

Net (decrease) increase in cash and cash equivalents	(3,302)	393
Cash and cash equivalents at beginning of period	26,881	23,102

Cash and cash equivalents at end of period	$23,579	$23,495

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$482	$475

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the "2010 Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2010 is derived from the financial statements included in the 2010 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

          Commencing July 1, 2010, the Company's operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of the Company's business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as the Company's Other segment, has been consolidated with the North America Fragrance segment to create the North America segment. Effective July 1, 2010, (a) employee incentive costs are fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan are recorded in the Company's reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. See Note 15 for a discussion of the Company's reportable segments.

          To conform to the presentation for the three months ended September 30, 2010, certain reclassifications, in addition to the above, were made to the prior year's unaudited consolidated financial statements and the accompanying footnotes.

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) /COMPREHENSIVE INCOME

          The Company's accumulated other comprehensive income (loss) shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized (losses) gains, net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income (loss) were as follows:

(Amounts in thousands)	September 30, 2010	June 30, 2010

Cumulative foreign currency translation adjustments	$2,514	$(1,839)
Unrealized hedging (losses) gains, net of taxes	(1,455)	357

Accumulated other comprehensive income (loss)	$1,059	$(1,482)

          The Company's comprehensive income consists of net income, foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized (losses) gains, net of taxes, related to the Company's foreign currency contracts.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The components of comprehensive income were as follows:

(Amounts in thousands)	Three Months Ended

	September 30, 2010	September 30, 2009

Net income	$4,887	$40
Foreign currency translation adjustments	4,353	1,937
Unrealized hedging (losses) gains, net of taxes	(1,812)	93

Total comprehensive income	$7,428	$2,070

NOTE 3.   NET INCOME PER SHARE

          Basic net income per share is computed by dividing the net income by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net income per diluted share is similar to basic net income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock.

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2010	September 30, 2009

Basic
Net income	$4,887	$40

Weighted average shares outstanding	27,027	27,922

Net income per basic share	$0.18	$0.00

Diluted
Net income	$4,887	$40

Weighted average shares outstanding	27,027	27,922

Potential common shares - treasury method	937	562

Weighted average shares and potential dilutive shares	27,964	28,484

Net income per diluted share	$0.17	$0.00

          The following table shows the number of shares subject to option awards that were outstanding for the three months ended September 30, 2010 and 2009 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended

	September 30, 2010	September 30, 2009

Number of shares	1,489,626	3,598,627

NOTE 4.    RESTRUCTURING CHARGES

          In fiscal 2007, the Company commenced a comprehensive review of its global business processes to re-engineer its extended supply chain, distribution, logistics and transaction processing systems. In May 2008, the Company announced a decision to accelerate the re-engineering of its extended supply chain, distribution and logistics functions, as well as the realignment of other parts of its organization to better support its new business processes. This initiative also included a migration to a shared services model to simplify transaction processing by consolidating the Company's primary global transaction processing functions and the implementation of a new financial accounting and order processing system. The Company refers to this initiative as the Global Efficiency Re-engineering initiative, or sometimes simply as the Initiative. As a result, the Company implemented a restructuring plan that resulted in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          From inception through September 30, 2010, the Company has incurred restructuring and one-time expenses relating to the Initiative totaling approximately $13.7 million before taxes, including $0.3 million for one-time expenses in the three months ended September 30, 2010. The total expenses of $13.7 million from inception are composed of $7.6 million related to our Oracle system implementation and $6.1 million for Initiative-related restructuring. The Company anticipates that an additional $0.3 million will be incurred in the second quarter of fiscal year 2011. As a result, the Company currently estimates that Initiative-related expenses will total approximately $14.0 million, before taxes, consistent with its original projection of $12 million to $14 million.

          The following table summarizes the restructuring costs incurred since commencement of the Initiative:

	Three Months
	Ended
	September 30,	Year Ended June 30,

(Amounts in thousands)	2010	2010	2009	2008

Restructuring expenses under the Initiative	$4	$1,878	$3,544	$673

          Unrelated to the Initiative, for the three months ended September 30, 2010 and 2009, the Company incurred $0.7 million and $0.4 million, respectively, of other restructuring expenses.

          Aggregate amounts paid during the three months ended September 30, 2010 for restructuring were $0.7 million. All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statements of operations and, as described in Note 15, amounts related to the Initiative have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. Restructuring amounts unrelated to the Initiative are recorded in either the Company's reportable segments or in unallocated corporate expenses if related to corporate operations. At each of September 30, 2010 and June 30, 2010, the Company had a restructuring liability of $0.6 million.

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2010	June 30, 2010

Raw materials	$80,135	$58,144
Work in progress	30,660	30,004
Finished goods	237,621	182,910

Total	$348,416	$271,058

NOTE 6.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	September 30, 2010	June 30, 2010	June 30, 2010 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks (1)	86,674	84,793	18
Exclusive brand trademarks (2)	55,594	43,535	11
Other intangibles (3)	20,330	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	285,013	271,073

Accumulated amortization:
Exclusive brand licenses and related trademarks	(47,000)	(45,595)
Exclusive brand trademarks	(39,410)	(38,768)
Other intangibles	(7,698)	(7,266)

Exclusive brand licenses, trademarks and intangibles, net	$190,905	$179,444

(1)	Increase from June 30, 2010 primarily due to license agreement with John Varvatos Apparel Corp.
(2)	Increase from June 30, 2010 primarily due to acquisition of the PREVAGE® trademarks and related patents.
(3)	Primarily consists of customer relationships, customer lists and non-compete agreements.

          At September 30, 2010, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at September 30, 2010 did not change from the prior year end balance as the Company did not record any additions or impairments during the three months ended September 30, 2010.

          Amortization expense was $2.5 million for each of the three months ended September 30, 2010 and 2009. At September 30, 2010, we estimated annual amortization expense for the Company's intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)

Remainder of fiscal 2011	$6.9
2012	$7.6
2013	$6.7
2014	$5.7
2015	$5.4

NOTE 7.    SHORT-TERM DEBT

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). The Company's average borrowing base capacity during the quarter ended September 30, 2010, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2010.

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

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At the Company's option, the Applicable Margin may be applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.00% higher. At September 30, 2010, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility is 0.25%. For each of the three months ended September 30, 2010 and 2009, the weighted average annual interest rate on borrowings under the Credit Facility was 2.5%.

          At September 30, 2010, the Company had $174.0 million in outstanding borrowings and approximately $4.8 million in letters of credit outstanding under the Credit Facility, compared with $59.0 million in outstanding borrowings under the Credit Facility at June 30, 2010. As of September 30, 2010, the Company had approximately $266.4 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $92.3 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 8.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2010	June 30, 2010

7 3/4% Senior Subordinated Notes due January 2014	$220,000	$220,000
Termination costs on interest rate swap, net	(1,227)	(1,301)

Total long-term debt	$218,773	$218,699

          At September 30, 2010 and June 30, 2010, the estimated fair value of the Company's 7 3/4% Senior Subordinated Notes using available market information and interest rates was as follows:

(Amounts in thousands)	September 30, 2010	June 30, 2010

7 3/4% Senior Subordinated Notes due January 2014	$222,200	$216,150

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

NOTE 10.    FAIR VALUE MEASUREMENTS

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

          The Company's derivative assets and liabilities are currently composed of foreign currency contracts. Fair values are based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions.

          The following table presents the fair value hierarchy for those of the Company's financial liabilities that were measured at fair value on a recurring basis as of September 30, 2010:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Liabilities
Foreign currency contracts	$--	$1,868	$--	$1,868

          As of June 30, 2010, the Company's foreign currency contracts were measured at fair value under Level 2 as an asset of $0.5 million and as a liability of $0.1 million. See Note 11 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of September 30, 2010, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

          The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of the Company's foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also enters into cash flow hedges for a portion of its forecasted inventory purchases to reduce the exposure of its Canadian and Australian subsidiaries' cost of sales to such fluctuations. Additionally, when appropriate, the Company enters into and settles foreign currency contracts to reduce the exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros, Canadian dollars and Australian dollars. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company's derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries' revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2010 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of September 30, 2010, the Company had notional amounts of 11.8 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between October 31, 2010 and May 30, 2011.

          Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiaries' cost of sales generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2010 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of September 30, 2010, the Company had notional amounts of 6.3 million Canadian dollars and 11.9 million Australian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between October 30, 2010 and May 31, 2012.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three months ended September 30, 2010 and 2009, the Company recorded losses of $1.9 million and $0.2 million, respectively in selling, general and administrative expenses related to these contracts. As of September 30, 2010, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three months ended September 30, 2010 or in fiscal 2010 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

	Fair Value of Derivative Instruments
(Amounts in thousands)	Liability Derivatives As of September 30, 2010

	Balance Sheet Location	Fair Value

Currency Contracts- Cost of Sales	Other payables	$1,868

Total		$1,868

          As of June 30, 2010, the Company's foreign currency contracts were measured at fair value as an asset of $0.5 million and as a liability of $0.1 million.

(Loss) Gain Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2010	September 30, 2009

Currency Contracts - Sales	$(1,020)	$783
Currency Contracts - Cost of Sales	(792)	(690)

Total	$(1,812)	$93

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2010	September 30, 2009

Currency Contracts - Sales (1)	$(35)	$(6)
Currency Contracts - Cost of Sales (2)	(120)	(13)

Total	$(155)	$(19)

(1) Recorded in net sales on the consolidated statements of operations.
(2) Recorded in cost of sales on the consolidated statements of operations.

NOTE 12.    REPURCHASE OF COMMON STOCK

          On November 5, 2008, the Company's board of directors authorized the Company to extend its existing $80 million common stock repurchase program through November 30, 2010. As of September 30, 2010, the Company had repurchased 4,029,201 shares of Common Stock on the open market under the stock repurchase program, at an average price of $16.63 per share, at a cost of $67.0 million, including sales commissions, leaving $13.0 million available for additional repurchases under the program. During the three months ended September 30, 2010, the Company purchased 598,703 shares of Common Stock on the open market under the stock repurchase program at an average price of $15.27 per share and at a cost of $9.2 million, including sales commissions. The acquisition of these shares by the Company was accounted for under the treasury method.

          On November 2, 2010, the Company's Board of Directors authorized the repurchase of an additional $40.0 million of the Company's Common Stock under the terms of the Company's existing stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012.

NOTE 13.    SUBSEQUENT EVENT

          On November 1, 2010, the date of the Company's most recent annual shareholders meeting, the Company granted stock options for an aggregate of 39,600 shares of Common Stock to six non-employee directors under the Company's 2004 Non-Employee Director Stock Option Plan. All of the stock options granted on November 1, 2010, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $20.69 per share, which was the closing price of the Common Stock on the date of grant. The options expire ten years from the date of grant.

          Additionally, on November 2, 2010, 26,500 shares of service-based restricted stock were granted to employees of the Company. The grant of service-based restricted stock was originally approved on August 9, 2010 by the compensation committee of the Board, subject to shareholder approval of the Company's 2010 Stock Award and Incentive Plan (the "Plan") at the November 1, 2010 annual shareholders meeting and filing of a registration statement on Form S-8 relating to the Plan. The service-based restricted stock will vest in equal thirds on a date that is two business days after the Company's financial results for each of the years ending June 30, 2011, 2012 and 2013 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The service-based restricted stock is recorded as additional paid-in capital in shareholders' equity as amortization occurs over the vesting period.

NOTE 14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of September 30, 2010 and June 30, 2010, and for the three months ended September 30, 2010 and 2009, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of September 30, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,607	$16,955	$17	$--	$23,579
Accounts receivable, net	149,723	103,782	--	--	253,505
Inventories	239,229	109,187	--	--	348,416
Intercompany receivable	84,426	10,052	244,185	(338,663)	--
Deferred income taxes	30,725	1,958	--	--	32,683
Prepaid expenses and other assets	28,938	35,777	61	--	64,776

Total current assets	539,648	277,711	244,263	(338,663)	722,959

Property and equipment, net	52,007	23,076	--		75,083

Other Assets:
Investment in subsidiaries	323,640	--	9,136	(332,776)	--
Exclusive brand licenses, trademarks and intangibles, net	33,968	9,679	147,258	--	190,905
Goodwill	21,054	--	--	--	21,054
Debt financing costs, net	3,226	--	--	--	3,226
Other	604	1,978	--	7	2,589

Total other assets	382,492	11,657	156,394	(332,769)	217,774

Total assets	$974,147	$312,444	$400,657	$(671,432)	$1,015,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$174,000	$--	$--	$--	$174,000
Accounts payable - trade	109,150	23,464	--	--	132,614
Intercompany payable	44,570	78,102	225,101	(347,773)	--
Other payables and accrued expenses	59,825	61,690	(55)	(19)	121,441

Total current liabilities	387,545	163,256	225,046	(347,792)	428,055

Long-term debt	218,773	--	--	--	218,773
Deferred income taxes and other liabilities	12,108	1,159	--	--	13,267

Total liabilities	618,426	164,415	225,046	(347,792)	660,095

Shareholders' Equity
Common stock	322	--	--	--	322
Additional paid-in capital	301,955	9,136	187,161	(196,297)	301,955
Retained earnings (accumulated deficit)	123,833	137,713	(11,550)	(126,163)	123,833
Treasury stock	(71,448)	--	--	--	(71,448)
Accumulated other comprehensive income	1,059	1,180	--	(1,180)	1,059

Total shareholders' equity	355,721	148,029	175,611	(323,640)	355,721

Total liabilities and shareholders' equity	$974,147	$312,444	400,657	$(671,432)	$1,015,816

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2010

			7 3/4%
			Senior
			Subordinated
		Non-	Notes
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,349	$20,515	$17	$-	$26,881
Accounts receivable, net	85,759	84,308	-	-	170,067
Inventories	189,287	81,771	-	-	271,058
Intercompany receivable	52,556	9,481	235,795	(297,832)	-
Deferred income taxes	30,726	2,770	-	-	33,496
Prepaid expenses and other assets	31,411	27,034	447	-	58,892

Total current assets	396,088	225,879	236,259	(297,832)	560,394

Property and equipment, net	53,017	23,566	-	-	76,583

Other Assets:
Investment in subsidiaries	312,467	-	9,136	(321,603)	-
Exclusive brand licenses, trademarks and intangibles, net	25,752	5,735	147,957	-	179,444
Goodwill	21,054	-	-	-	21,054
Debt financing costs, net	3,509	-	-	-	3,509
Other	582	1,898	-	7	2,487

Total other assets	363,364	7,633	157,093	(321,596)	206,494

Total assets	$812,469	$257,078	$393,352	$(619,428)	$843,471

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$59,000	$-	$-	$-	$59,000
Accounts payable - trade	78,624	19,817	-	-	98,441
Intercompany payable	37,499	50,508	218,969	(306,976)	-
Other payables and accrued expenses	49,259	47,155	-	15	96,429

Total current liabilities	224,382	117,480	218,969	(306,961)	253,870

Long-term debt	218,699	-	-	-	218,699
Deferred income taxes and other liabilities	16,771	1,514	-	-	18,285

Total liabilities	459,852	118,994	218,969	(306,961)	490,854

Shareholders' Equity
Common stock	319	-	-	-	319
Additional paid-in capital	297,137	9,136	187,161	(196,297)	297,137
Retained earnings (accumulated deficit)	118,946	130,309	(12,778)	(117,531)	118,946
Treasury stock	(62,303)	-	-	-	(62,303)
Accumulated other comprehensive loss	(1,482)	(1,361)	-	1,361	(1,482)

Total shareholders' equity	352,617	138,084	174,383	(312,467)	352,617

Total liabilities and shareholders' equity	$812,469	$257,078	$393,352	$(619,428)	$843,471

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations	Three Months Ended September 30, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$175,685	$109,136	$3,355	$(3,355)	$284,821
Cost of goods sold:
Cost of sales	104,417	50,671	--	--	155,088
Depreciation related to cost of goods sold	1,155	170	--	--	1,325

Total cost of goods sold	105,572	50,841	--	--	156,413

Gross profit	70,113	58,295	3,355	(3,355)	128,408
Selling, general and administrative costs	68,206	45,392	(421)	(3,355)	109,822
Depreciation and amortization	3,250	2,274	763	--	6,287

(Loss) income from operations	(1,343)	10,629	3,013	--	12,299
Other expense (income):
Interest expense (income)	5,330	101	(100)	--	5,331
Other	(11,175)	1,387	1,156	8,632	--

Income before income taxes	4,502	9,141	1,957	(8,632)	6,968
(Benefit from) provision for income taxes	(385)	1,737	729	--	2,081

Net income	$4,887	$7,404	$1,228	$(8,632)	$4,887

Statement of Operations	Three Months Ended September 30, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$167,675	$97,489	$3,224	$(3,224)	$265,164
Cost of goods sold:
Cost of sales	101,709	46,568	--	--	148,277
Depreciation related to cost of goods sold	1,144	123	--	--	1,267

Total cost of goods sold	102,853	46,691	--	--	149,544

Gross profit	64,822	50,798	3,224	(3,224)	115,620
Selling, general and administrative costs	62,332	45,146	(311)	(3,224)	103,943
Depreciation and amortization	3,016	2,226	767	--	6,009

(Loss) income from operations	(526)	3,426	2,768	--	5,668
Other expense (income):
Interest expense (income)	5,596	209	(194)	--	5,611
Other	(4,467)	(416)	1,065	3,818	--

(Loss) income before income taxes	(1,655)	3,633	1,897	(3,818)	57
(Benefit from) provision for income taxes	(1,695)	1,006	706	--	17

Net income	$40	$2,627	$1,191	$(3,818)	$40

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows	Three Months Ended September 30, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(66,741)	$(29,577)	$2,987	$(35)	$(93,366)

Investing activities:
Additions to property and equipment	(4,667)	(805)	--	--	(5,472)
Acquisition of other assets	(13,864)	--	--	--	(13,864)

Net cash (used in) provided by investing activities	(18,531)	(805)	--	--	(19,336)

Financing activities:
Proceeds from short-term debt	115,000	--	--	--	115,000
Payments under capital lease obligations	--	--	--	--	--
Proceeds from the exercise of stock options	3,112	--	--	--	3,112
Repurchase of common stock	(10,335)	--	--	--	(10,335)
Excess tax benefit on stock option exercises	616	--	--	--	616
Net change in intercompany obligations	(23,870)	26,822	(2,987)	35	--

Net cash provided by (used in) financing activities	84,523	26,822	(2,987)	35	108,393

Effect of exchange rate changes on cash and cash equivalents	1,007	--	--	--	1,007
Net increase (decrease) in cash and cash equivalents	258	(3,560)	--	--	(3,302)
Cash and cash equivalents at beginning of period	6,349	20,515	17	--	26,881

Cash and cash equivalents at end of period	$6,607	$16,955	$17	$--	$23,579

Condensed Statement of Cash Flows	Three Months Ended September 30, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash (used in) provided by operating activities	$(52,431)	$(10,309)	$2,852	$(13)	$(59,901)

Investing activities:
Additions to property and equipment	(7,532)	(1,294)	--	--	(8,826)
Acquisition of other assets	(333)	--	--	--	(333)

Net cash used in investing activities	(7,865)	(1,294)	--	--	(9,159)

Financing activities:
Proceeds from short-term debt	69,900	--	--	--	69,900
Payments on long-term debt	(545)	--	--	--	(545)
Payments under capital lease obligations	(384)	--	--	--	(384)
Net change in intercompany obligations	(8,217)	11,242	(3,038)	13	--

Net cash provided by (used in) financing activities	60,754	11,242	(3,038)	13	68,971

Effect of exchange rate changes on cash and cash equivalents	482	--	--	--	482
Net increase (decrease) in cash and cash equivalents	940	(361)	(186)	--	393
Cash and cash equivalents at beginning of period	1,936	20,969	197	--	23,102

Cash and cash equivalents at end of period	$2,876	$20,608	$11	$--	$23,495

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

          The Company's operations are organized into the following reportable segments:

—

North America - The North America segment sells the Company's portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company's direct to consumer business, which is composed of the Elizabeth Arden branded retail stores and the Company's global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from the Company for use in its salons.

—

International - The International segment sells the Company's portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

          Commencing July 1, 2010, the Company's operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of the Company's business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as the Company's Other segment, has been consolidated with the North America Fragrance segment to create the North America segment.

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2010 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies." The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

          Segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Initiative, and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. Effective July 1, 2010, (a) employee incentive costs are fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan are recorded in the Company's reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by reportable segment for the three months ended September 30, 2010 and 2009:

(Amounts in thousands)	Three Months Ended

	September 30, 2010		September 30, 2009

Segment Net Sales:
North America	$190,002		$179,936
International	94,819		85,228

Total	$284,821		$265,164

Segment Profit:
North America	$20,891		$23,917
International	(41)		(2,954)

Total	$20,850		$20,963

Reconciliation:
Segment Profit	$20,850		$20,963
Less:
Depreciation and Amortization	7,612		7,276
Interest Expense, net	5,331		5,611
Consolidation and Elimination Adjustments	205		6,388	(1)
Unallocated Corporate Expenses	734	(2)	1,631	(3)

Income Before Income Taxes	$6,968		$57

(1)  Amounts for the three months ended September 30, 2009 include $3.0 million related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.

(2)  Amounts for the three months ended September 30, 2010, include (i) $0.4 million of restructuring expenses for corporate operations, not related to the Initiative, and (ii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

(3)  Amounts for the three months ended September 30, 2009, include (i) $0.9 million of restructuring expenses related to the Initiative, and (ii) $0.7 million of expenses related to the implementation of an Oracle accounting and order processing system.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

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

          We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2010 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information and Factors That May Affect Future Results."

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

          As a result of the acceleration of the re-engineering of our extended supply chain functions, our implementation of an Oracle financial accounting and order processing system, and our migration to a shared services transaction processing model we implemented a restructuring plan that resulted in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. Substantially all of these expenses were incurred in fiscal years 2009 and 2010. From inception through September 30, 2010, we have incurred a total of $13.7 million before taxes, which includes $7.6 million related to our Oracle system implementation, and $6.1 million for initiative-related restructuring. We are anticipating that an additional $0.3 million will be incurred in the second quarter of fiscal year 2011. As a result, expenses associated with the Initiative will total approximately $14.0 million, before taxes, consistent with our original projection of $12 million to $14 million. See Note 4 to Notes to Unaudited Consolidated Financial Statements.

          As a result of the Initiative and other activities, we expect our fiscal 2011 gross margins to improve an additional 225 to 250 basis points over our fiscal 2010 gross margin. We expect to use a portion of this anticipated margin improvement to support organic growth of key brands and drive improved profitability.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2010, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

Foreign Currency Contracts

          We operate in several foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of our foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. We also enter into cash flow hedges for a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to such fluctuations. Additionally, when appropriate, we enter into and settle foreign currency contracts to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros, Canadian dollars and Australian dollars. We do not enter into derivative financial contracts for speculative or trading purposes.

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2010 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted revenues or forecasted cost of sales resulting from hedge ineffectiveness.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire.

          The following table summarizes the effect of the pre-tax loss from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three months ended September 30, 2010 and 2009.

(Amounts in thousands)	Three Months Ended

	September 30, 2010	September 30, 2009

Net Sales	$(35)	$(6)
Cost of Sales	(120)	(13)
Selling, general and administrative	(1,869)	(160)

Total pre-tax loss	$(2,024)	$(179)

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2010 and 2009. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended

	September 30, 2010		September 30, 2009

Net sales	$284,821	100.0%	$265,164	100.0%
Cost of sales	155,088	54.4	148,277	55.9
Depreciation related to cost of goods sold	1,325	0.5	1,267	0.5
Gross profit	128,408	45.1	115,620	43.6
Selling, general and administrative expenses	109,822	38.6	103,943	39.2
Depreciation and amortization	6,287	2.2	6,009	2.3
Income from operations	12,299	4.3	5,668	2.1
Interest expense, net	5,331	1.9	5,611	2.1
Income before income taxes	6,968	2.4	57	--
Provision for income taxes	2,081	0.7	17	--
Net income	4,887	1.7	40	--

Other data
EBITDA and EBITDA margin (1)	$19,911	7.0%	$12,944	4.9%

(1)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009. EBITDA margin represents EBITDA divided by net sales.

          Our operations are organized into the following reportable segments:

—

North America - Our North America segment sells our portfolio of owned, licensed and distributed brands, including our Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail stores and global e-commerce business. This segment also sells our Elizabeth Arden products through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from us for use in its salons.

—

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores and travel retail outlets worldwide.

          Commencing July 1, 2010, our operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of our business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as our Other segment, has been consolidated with the North America Fragrance segment to create the North America segment.

          Segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Initiative, and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. Effective July 1, 2010, (a) employee incentive costs are fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan are recorded in the Company's reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit (loss) by reportable segment for the three months ended September 30, 2010 and 2009 and reflects the basis of presentation described in Note 15 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended

	September 30, 2010		September 30, 2009

Segment Net Sales:
North America	$190,002		$179,936
International	94,819		85,228

Total	$284,821		$265,164

Segment Profit:
North America	$20,891		$23,917
International	(41)		(2,954)
Less:
Depreciation and Amortization	7,612		7,276
Interest Expense, net	5,331		5,611
Consolidation and Elimination Adjustments	205		6,388	(1)
Unallocated Corporate Expenses (2)	734	(2)	1,631	(3)

Income Before Income Taxes	$6,968		$57

(1)  Amounts for the three months ended September 30, 2009 include $3.0 million related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.

(2)  Amounts for the three months ended September 30, 2010, include (i) $0.4 million of restructuring expenses, for corporate operations, not related to the Initiative, and (ii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

(3)  Amounts for the three months ended September 30, 2009, include (i) $0.9 million of restructuring expenses related to the Initiative, and (ii) $0.7 million of expenses related to the implementation of an Oracle accounting and order processing system.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

          Net Sales.    Net sales increased by 7.4% or $19.7 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Excluding the unfavorable impact of foreign currency translation, net sales increased by 8.1% or $21.5 million. The increase in net sales was primarily due to increased sales of $12.7 million for (i) the Juicy Couture fragrances, due primarily to the launch of Peace Love & Juicy Couture and (ii) the new Kate Spade fragrance, twirl by kate spade new york .The current year period also benefited from increased sales of $4.5 million for Elizabeth Arden skin care products and $3.5 million for Britney Spears fragrances. Partially offsetting these increases were decreased sales of $7.2 million for Usher and Mariah Carey fragrances. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 5.6% or $10.1 million. Excluding the favorable impact of foreign currency translation, net sales increased by 5.3 % or $9.5 million. The increase in net sales was due to (i) increased sales of $9.6 million for the Juicy Couture fragrances, primarily related to the launch of Peace Love & Juicy Couture and the new Kate Spade fragrance, twirl by kate spade new york, and (ii) increased sales of $3.1 million for Elizabeth Arden skin care products. Partially offsetting these increases were decreased sales of Usher and Mariah Carey fragrances.

International

          Net sales increased by 11.3% or $9.6 million. Excluding the unfavorable impact of foreign currency translation, net sales increased by 14.0% or $12.0 million. Net sales increased due to higher sales of Britney Spears and Juicy Couture fragrances. Our travel retail and distributor markets had $5.9 million of higher net sales than in the prior year period.

          Gross Margin.   For the three months ended September 30, 2010 and 2009, gross margins were 45.1% and 43.6%, respectively. Gross margin in the current year period benefited from improved operating efficiencies due to the Initiative.

          SG&A.   Selling, general and administrative expenses increased 5.7%, or $5.9 million, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase was principally due to (i) higher general and administrative expenses of $4.1 million for the three months ended September 30, 2010, and (ii) higher royalty expenses of $2.2 million due to higher sales of licensed brands. The increase in general and administrative expenses was principally due to higher payroll and incentive compensation costs. For the three months ended September 30, 2010, total share-based compensation cost charged against income for all stock plans was $1.2 million compared to $1.3 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, total restructuring and Initiative-related one-time costs were $1.0 million as compared to $2.0 million for the three months ended September 30, 2009.

Segment Profit

North America

Segment profit decreased 12.7% or $3.0 million. The decrease in segment profit was due to higher selling, general and administrative expenses, partially offset by higher sales and gross profit.

International

          Segment loss decreased by $2.9 million as compared to the prior year period. The improvement in segment results was primarily due to higher sales and gross profit, partially offset by higher selling, general and administrative expenses.

          Interest Expense.    Interest expense, net of interest income, decreased 5.0%, or $0.3 million, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The decrease was due to lower average borrowings under our revolving bank credit facility during the current year period.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the three months ended September 30, 2010 and 2009:

(Amounts in thousands)	Three Months Ended

	September 30, 2010	September 30, 2009

Domestic pre-tax (loss)	$(2,365)	$(3,732)
Foreign pre-tax income	9,333	3,789

Total income before income taxes	$6,968	$57

Effective tax rate	29.9%	31.2%

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

          Net Income.    Net income for the three months ended September 30, 2010, was $4.9 million, compared to $40,000 for the three months ended September 30, 2009. The increase in the net income was primarily due to higher net sales and improved gross margins in the current year period, partially offset by higher selling, general and administrative expenses.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $7.0 million to $19.9 million for the three months ended September 30, 2010, compared to $12.9 million for the three months ended September 30, 2009. The increase in EBITDA was primarily the result of higher net sales and improved gross margins, partially offset by higher selling, general and administrative expenses in the current year period.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2010	September 30, 2009

Net income	$4,887	$40
Plus:
Provision for income taxes	2,081	17
Interest expense, net	5,331	5,611
Depreciation in cost of sales	1,325	1,267
Depreciation and amortization	6,287	6,009

EBITDA	$19,911	$12,944

Liquidity and Capital Resources

(Amounts in thousands)	Three Months Ended

	September 30, 2010	September 30, 2009

Net cash used in operating activities	$(93,366)	$(59,901)
Net cash used in investing activities	(19,336)	(9,159)
Net cash provided by financing activities	108,393	68,971
Net (decrease) increase in cash and cash equivalents	(3,302)	393

          Cash Flows.    For the three months ended September 30, 2010, net cash used in operating activities was $93.4 million, as compared to $59.9 million for the three months ended September 30, 2009. This increase in cash used in operating activities was principally due to an increase in inventory purchases during the first quarter of the current fiscal year in anticipation of holiday season demand.

          For the three months ended September 30, 2010, net cash used in investing activities of $19.3 million was composed of (i) $5.5 million of capital expenditures and (ii) approximately $13.9 million of payments related to the acquisition of the PREVAGE® trademarks and related patents and the global license agreement with John Varvatos Apparel Corp. for the manufacture, distribution and marketing of John Varvatos fragrances. For the three months ended September 30, 2009, net cash used in investing activities of approximately $9.2 million was composed of $8.8 million of capital expenditures and the $0.3 million payment for the final installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC. The decrease in capital expenditures for the three months ended September 30, 2010 is primarily due to expenditures incurred in the prior year period for the implementation of our new accounting and order processing system.

          For the three months ended September 30, 2010, net cash provided by financing activities was $108.4 million, as compared to $69.0 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, borrowings under our credit facility increased by $115.0 million to $174.0 million at September 30, 2010. During the three months ended September 30, 2009, borrowings under our credit facility increased by $69.9 million to $184.9 million at September 30, 2009.

          Interest paid during the three months ended September 30, 2010, included $8.5 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $0.8 million of interest paid on the borrowings under our credit facility. Interest paid during the three months ended September 30, 2009, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes and $1.0 million of interest paid on the borrowings under our credit facility.

          At September 30, 2010, we had approximately $23.6 million of cash, of which $17.0 million was held outside of the United States. Of the cash held outside of the U.S., $7.3 million was considered cash in excess of local operating requirements and could have been repatriated to the U.S. without restriction or tax effect. The balance of such cash held outside the U.S., approximately $9.7 million, was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          We have a $325 million revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis with a $25 million sub-limit for letters of credit. See Note 7 to the Notes to Unaudited Consolidated Financial Statements. Under the terms of the credit facility we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility expires in December 2012.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from December 1 through May 31). Our average borrowing base capacity during the quarter ended September 30, 2010, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2010. We were in compliance with all applicable covenants under the credit facility for the quarter ended September 30, 2010.

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

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on the "Applicable Margin," which is determined by reference to a specific financial ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the prime rate. The reference ratio for determining the Applicable Margin is a debt service coverage ratio. The Applicable Margin charged on LIBOR loans ranges from 1.00% to 1.75% and is 0% for prime rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. At September 30, 2010, the Applicable Margin was 1.50% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the credit facility is 0.25%. For each of the three months ended September 30, 2010 and 2009, the weighted average annual interest rate on borrowings under the credit facility was 2.5%. The interest rates payable by us on our 7 3/4% senior subordinated notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions.

          At September 30, 2010, we had (i) $174.0 million in borrowings and $4.8 million in letters of credit outstanding under the credit facility, (ii) $266.4 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $92.3 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At September 30, 2010, we had outstanding $220.0 million aggregate principal amount of 7 3/4% senior subordinated notes. The 7 3/4% senior subordinated notes are guaranteed by our U.S. subsidiaries. The indenture pursuant to which the 7 3/4% senior subordinated notes were issued provides that such notes will be our senior subordinated obligations. The 7 3/4% senior subordinated notes rank junior to all of our existing and future senior indebtedness, including indebtedness under the credit facility, and pari passu in right of payment to all of our senior subordinated indebtedness. Interest on the 7 3/4% senior subordinated notes is payable semi-annually on February 15 and August 15 of each year. The indenture generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/4% senior subordinated notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture).

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

          Repurchases of Common Stock.    On November 5, 2008, our board of directors authorized us to extend our existing $80 million common stock repurchase program through November 30, 2010. As of September 30, 2010, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program, at an average price of $16.63 per share, at a cost of $67.0 million, including sales commissions, leaving $13.0 million available for additional common stock repurchases under the program. During the three months ended September 30, 2010, we purchased 598,703 shares of common stock on the open market under the stock repurchase program at an average price of $15.27 per share and at a cost of $9.2 million, including sales commissions. The acquisition of these shares by us was accounted for under the treasury method.

          On November 2, 2010, our Board of Directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010:

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

*

the success of our Global Efficiency Re-engineering initiative and related restructuring plan, including our transition to a turnkey manufacturing process and our implementation of a new Oracle financial accounting and order processing system;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2010, we had approximately $174.0 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the three months ended September 30, 2010, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2010 would have increased or decreased by approximately $0.6 million. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three months ended September 30, 2010, we derived approximately 38% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of September 30, 2010, we had notional amounts of 11.8 million British pounds under open foreign currency contracts that expire between October 31, 2010 and May 31, 2011 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2010, we had notional amounts of 6.3 million Canadian dollars and 11.9 million Australian dollars under open foreign currency contracts that expire between October 31, 2010 and May 31, 2012 to hedge a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three months ended September 30, 2010 from settled contracts was approximately $117,000. At September 30, 2010, the unrealized loss, net of taxes, associated with these open contracts of approximately $1.5 million is included in accumulated other comprehensive income (loss) in our consolidated balance sheet. See Note 11 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' net balance sheets to fluctuations in foreign currency rates. As of September 30, 2010, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended September 30, 2010 from the settlement of the contracts, was approximately $1.7 million.

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

          We completed the first phase of the implementation of an Oracle financial accounting system (general ledger and accounts payable) in July 2009, and we completed the remaining portion of the financial accounting system as well as an order processing system in April 2010. Both phases of this significant project were completed in accordance with our projected timeline and on budget. As part of this implementation, we also migrated to a shared services model for our primary global transaction processing functions. As a result of these activities, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures continue to be evaluated, modified and redesigned as necessary to conform with and support the new financial accounting and order processing system and the new shared services model. Management's review and evaluation of the design of key controls in the new Oracle financial accounting system and order processing system and the accuracy of the data conversion that took place during the implementation did not uncover a control deficiency or combination of control deficiencies that management believes meets the definition of a material weakness in internal control over financial reporting.

          There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended September 30, 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2010 through July 31, 2010	426,085	$15.09	426,085	$15,719,210

August 1, 2010 through August 31, 2010	172,618	$15.74	172,618	$13,002,474

September 1, 2010 through September 30, 2010	--	$ N/A	--	$13,002,474

Totals	598,703	$15.27	598,703	$13,002,474

(1)  On November 5, 2008, our board of directors authorized us to extend our existing $80 million stock repurchase program through November 30, 2010. The stock repurchase program was set to expire on November 30, 2008. The extension of the stock repurchase program was announced on November 6, 2008. All shares purchased during the quarter ended September 30, 2010 were purchased on the open market.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

ITEM 5.    OTHER INFORMATION

Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan

          On August 9, 2010, the compensation committee of our board of directors adopted the Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan, which we call the 2010 Plan, and recommended that it be submitted to our shareholders for approval at our annual meeting of shareholders held on November 1, 2010. On August 10, 2010, our board of directors ratified such adoption and approved the submission of the 2010 Plan to our shareholders at the 2010 annual meeting of shareholders, and the 2010 Plan was approved by our shareholders on November 1, 2010.

          The 2010 Plan provides for the availability of up to 1,100,000 shares of our common stock for the grant of stock-based awards, of which no more than 550,000 shares may be granted as "full value awards" (as that term is defined under the 2010 Plan). The 2010 Plan also provides for the award of performance-based cash and stock incentive compensation that qualifies for the exemption from the tax deduction limitations of Section 162(m) of the Internal Revenue Code. Our employees and directors, as well as those of our affiliates, are eligible to receive awards under the 2010 Plan. The 2010 Plan authorizes our compensation committee to grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred and bonus stock, and performance awards. The 2010 Plan includes limitations on "liberal" share counting and prohibits "repricings" of stock options and stock appreciation rights.

          A more detailed description of the 2010 Plan is set forth in our Proxy Statement on Schedule 14A (the "Proxy Statement"), dated September 28, 2010, for our Annual Meeting of Shareholders held on November 1, 2010 in the section entitled "Proposal 2 - Approval of the Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan," which is incorporated by reference herein. This description is qualified in its entirety by reference to a copy of the 2010 Plan attached to the Proxy Statement as Appendix A.

Board of Director Compensation

          On August 9, 2010, the compensation committee of our board of directors recommended certain modifications to our non-employee director compensation program, which were approved by our board of directors on August 10, 2010. Non-employee directors now receive the following standard compensation, as well as reimbursement for all expenses incurred in connection with their activities as directors:

Annual Retainer	$45,000 (increased from $35,000)
Board Meeting Fee (in person attendance)	$1,500
Board/Committee Meeting Fee (telephonic attendance)	$750
Committee Meeting Fee (whether or not on same day as board meeting) (effective after August 10, 2010)	$1,500

          The chairpersons of the board committees will receive the following additional annual retainer fees:

Audit Committee Chairperson	$12,500 (increased from $10,000)
Compensation Committee Chairperson	$9,000 (increased from $5,000)
Nominating and Corporate Governance Committee Chairperson	$6,500 (increased from $3,500)

          In addition, the director selected to serve as our Lead Independent Director continues to receive an additional annual retainer fee of $20,000.

          The modifications to our non-employee director compensation program also included a change in the manner of determining the number of stock options to be granted to non-employee directors under our 2004 Non-Employee Director Plan. Rather than receive a fixed number of stock options, beginning with the 2010 annual meeting of shareholders, upon election or re-election to the board, each of our non-employee nominees for director will receive a number of stock options having an aggregate grant date value of approximately $60,000, as determined using the Black-Scholes option pricing model.

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

10.31 +

Elizabeth Arden, Inc. Severance Policy, as amended and restated on May 4, 2010 (incorporated herein by reference to Exhibit 10.31 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-6370)).

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

10.34 +

Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.35 filed as part of the Company's Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.35 +	*	Form of Restricted Stock Agreement for service-based stock awards under the Company's 2010 Stock Award and Incentive Plan.

31.1	*	Section 302 Certification of Chief Executive Officer.

31.2	*	Section 302 Certification of Chief Financial Officer.

32	*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

+ Management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: November 5, 2010	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.35	Form of Restricted Stock Agreement for service-based stock awards under the Company's 2010 Stock Award and Incentive Plan.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.