Form 10-Q
period 2010-12-31
ELIZABETH ARDEN INC
filed 2011-02-03
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 1, 2011

Common Stock, $.01 par value per share	28,761,989

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	As of

	December 31, 2010	June 30, 2010

ASSETS
Current Assets
Cash and cash equivalents	$38,314	$26,881
Accounts receivable, net	214,453	170,067
Inventories	278,209	271,058
Deferred income taxes	25,744	33,496
Prepaid expenses and other assets	55,032	58,892

Total current assets	611,752	560,394

Property and equipment, net	75,948	76,583
Exclusive brand licenses, trademarks and intangibles, net	188,645	179,444
Goodwill	21,054	21,054
Debt financing costs, net	2,943	3,509
Deferred income taxes	1,324	1,301
Other	1,223	1,186

Total assets	$902,889	$843,471

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$37,000	$59,000
Accounts payable - trade	95,904	98,441
Other payables and accrued expenses	136,163	96,429

Total current liabilities	269,067	253,870

Long-term Liabilities
Long-term debt	218,854	218,699
Deferred income taxes and other liabilities	12,533	18,285

Total long-term liabilities	231,387	236,984

Total liabilities	500,454	490,854

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 32,818,106 and 31,897,303 shares issued, respectively	328	319
Additional paid-in capital	312,445	297,137
Retained earnings	157,791	118,946
Treasury stock (4,231,292 and 3,632,589 shares at cost, respectively)	(71,448)	(62,303)
Accumulated other comprehensive income (loss)	3,319	(1,482)

Total shareholders' equity	402,435	352,617

Total liabilities and shareholders' equity	$902,889	$843,471

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net sales	$405,633	$393,345	$690,454	$658,508
Cost of goods sold:
Cost of sales	211,249	217,827	366,337	366,103
Depreciation related to cost of goods sold	1,165	1,194	2,490	2,461

Total cost of goods sold	212,414	219,021	368,827	368,564

Gross profit	193,219	174,324	321,627	289,944

Operating expenses:
Selling, general and administrative	136,617	132,038	246,439	235,981
Depreciation and amortization	6,262	5,803	12,549	11,812

Total operating expenses	142,879	137,841	258,988	247,793

Income from operations	50,340	36,483	62,639	42,151

Interest expense, net	5,552	5,804	10,883	11,415

Income before income taxes	44,788	30,679	51,756	30,736
Provision for income taxes	10,830	9,623	12,911	9,640

Net income	$33,958	$21,056	$38,845	$21,096

Net income per common share:
Basic	$1.24	$0.75	$1.42	$0.75

Diluted	$1.19	$0.73	$1.37	$0.74

Weighted average number of common shares:
Basic	27,459	28,071	27,266	28,040

Diluted	28,568	28,707	28,297	28,591

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance as of July 1, 2010	31,897	$319	$297,137	$118,946	(3,633)	$(62,303)	$(1,482)	$352,617
Issuance of common stock upon exercise of options	750	7	9,855					9,862
Issuance of restricted stock, net of forfeitures	113	1						1
Issuance of common stock for employee stock purchase plan	58	1	792					793
Amortization of share-based awards			2,440					2,440
Repurchase of common stock					(598)	(9,145)		(9,145)
Excess tax benefit from share-based awards			2,221					2,221
Comprehensive Income:
Net Income				38,845				38,845

Foreign currency translation adjustments							6,117	6,117

Disclosure of reclassification amounts, net of taxes
Unrealized hedging loss arising during the period							(2,084)	(2,084)
Less: reclassification adjustment for hedging losses included in net income							768	768

Net unrealized cash flow hedging loss							(1,316)	(1,316)

Total comprehensive income				38,845			4,801	43,646

Balance as of December 31, 2010	32,818	$328	$312,445	$157,791	(4,231)	$(71,448)	$3,319	$402,435

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31, 2010	December 31, 2009

Operating Activities:
Net income	$38,845	$21,096
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,039	14,273
Amortization of senior note offering and credit facility costs	722	733
Amortization of share-based awards	2,440	2,411
Deferred income taxes	9,814	5,348
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(40,961)	(43,892)
(Increase) decrease in inventories	(4,698)	55,392
Decrease in prepaid expenses and other assets	4,072	1,573
Decrease in accounts payable	(1,202)	(18,973)
Increase in other payables, accrued expenses and other liabilities	30,292	40,883
Other	(46)	(1,750)

Net cash provided by operating activities	54,317	77,094

Investing Activities:
Additions to property and equipment	(11,443)	(17,832)
Acquisition of other assets	(13,864)	(333)

Net cash used in investing activities	(25,307)	(18,165)

Financing Activities:
Payments on short-term debt	(22,000)	(49,000)
Payments on long-term debt	--	(545)
Payments under capital lease obligations	--	(1,139)
Proceeds from the exercise of stock options	9,862	512
Proceeds from the issuance of common stock under the employee stock purchase plan	793	551
Repurchase of common stock	(10,335)	(374)
Excess tax benefit from share-based awards	2,378	--

Net cash used in financing activities	(19,302)	(49,995)

Effect of exchange rate changes on cash and cash equivalents	1,725	669

Net increase in cash and cash equivalents	11,433	9,603
Cash and cash equivalents at beginning of period	26,881	23,102

Cash and cash equivalents at end of period	$38,314	$32,705

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment (not included above)	$740	$2,569

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

          Commencing July 1, 2010, the Company's operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of the Company's business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as the Company's "Other" segment, has been consolidated with the North America Fragrance segment to create the North America segment. Effective July 1, 2010, (a) employee incentive costs are fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan are recorded in the Company's reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. See Note 15 for a discussion of the Company's reportable segments.

          To conform to the presentation for the three and six months ended December 31, 2010, certain reclassifications, in addition to the above, were made to the prior year's unaudited consolidated financial statements and the accompanying footnotes.

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)/COMPREHENSIVE INCOME (LOSS)

          Company's accumulated other comprehensive income (loss) shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized (losses) gains, net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income (loss) were as follows:

(Amounts in thousands)	December 31, 2010	June 30, 2010

Cumulative foreign currency translation adjustments	$4,278	$(1,839)
Unrealized hedging (losses) gains, net of taxes	(959)	357

Accumulated other comprehensive income (loss)	$3,319	$(1,482)

          The Company's comprehensive income consists of net income, foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The components of other comprehensive income were as follows:

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net income	$33,958	$21,056	$38,845	$21,096
Foreign currency translation adjustments	1,764	634	6,117	2,571
Net unrealized hedging gain (loss), net of taxes	496	(630)	(1,316)	(537)

Total comprehensive income	$36,218	$21,060	$43,646	$23,130

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

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Basic
Net income	$33,958	$21,056	$38,845	$21,096

Weighted average shares outstanding	27,459	28,071	27,266	28,040

Net income per basic share	$1.24	$0.75	$1.42	$0.75

Diluted
Net income	$33,958	$21,056	$38,845	$21,096

Weighted average shares outstanding	27,459	28,071	27,266	28,040

Potential common shares - treasury method	1,109	636	1,031	551

Weighted average shares and potential dilutive common shares	28,568	28,707	28,297	28,591

Net income per diluted share	$1.19	$0.73	$1.37	$0.74

          The following table shows the number of shares subject to option awards that were outstanding for the three and six months ended December 31, 2010 and 2009 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Number of shares	935,501	1,866,594	1,045,101	2,859,012

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

          From inception through December 31, 2010, the Company has incurred restructuring and one-time expenses relating to the Initiative totaling approximately $14.0 million before taxes, including $0.6 million for one-time expenses in the six months ended December 31, 2010. The total expenses of $14.0 million from inception are composed of $7.6 million related to our Oracle system implementation and $6.4 million for Initiative--related restructuring. The Company does not expect to incur any additional material expenses related to the Initiative and the total amount from inception of $14.0 million is consistent with its original projection of $12.0 million to $14.0 million.

          The following table summarizes the restructuring costs incurred since commencement of the Initiative:

	Six Months
	Ended
	December 31,	Year Ended June 30,

(Amounts in thousands)	2010	2010	2009	2008

Restructuring expenses under the Initiative	$335	$1,878	$3,544	$673

          Unrelated to the Initiative, for the three months ended December 31, 2010, the Company incurred $0.1 million of other restructuring expenses. For the six months ended December 31, 2010, the Company incurred approximately $0.8 million of other restructuring expenses. For the six months ended December 31, 2009, the Company incurred $0.4 million of other restructuring expenses, all of which were recorded in the first quarter of fiscal 2010.

          Aggregate amounts paid during the six months ended December 31, 2010 for restructuring were $1.4 million. All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statements of operations and, as described in Note 15, amounts related to the Initiative have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. Restructuring amounts unrelated to the Initiative are recorded in either the Company's reportable segments or in unallocated corporate expenses if related to corporate operations. At December 31, 2010 and June 30, 2010, the Company had a restructuring liability of $0.3 million and $0.6 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	December 31, 2010	June 30, 2010

Raw materials	$56,915	$58,144
Work in progress	22,522	30,004
Finished goods	198,772	182,910

Total	$278,209	$271,058

NOTE 6.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	December 31, 2010	June 30, 2010	June 30, 2010 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks (1)	86,684	84,793	18
Exclusive brand trademarks and patents (2)	55,697	43,535	11
Other intangibles (3)	20,330	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	285,126	271,073

Accumulated amortization:
Exclusive brand licenses and related trademarks	(48,405)	(45,595)
Exclusive brand trademarks	(40,063)	(38,768)
Other intangibles	(8,013)	(7,266)

Exclusive brand licenses, trademarks and intangibles, net	$188,645	$179,444

(1)	Increase from June 30, 2010 primarily due to license agreement with John Varvatos Apparel Corp.
(2)	Increase from June 30, 2010 primarily due to acquisition of the PREVAGE® trademarks and related patents.
(3)	Primarily consists of customer relationships, customer lists and non-compete agreements.

          At December 31, 2010 and June 30, 2010, the Company had goodwill of $21.1 million recorded on its consolidated balance sheets. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at December 31, 2010 did not change from the prior year end balance as the Company did not record any additions or impairments during the three and six months ended December 31, 2010.

          Amortization expense was $2.4 million for each of the three months ended December 31, 2010 and 2009, and $4.9 million for each of the six months ended December 31, 2010 and 2009. At December 31, 2010, the Company estimated annual amortization expense for its intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)

Remainder of fiscal 2011	$4.1
2012	$7.0
2013	$6.1
2014	$5.1
2015	$4.8

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    SHORT-TERM DEBT

          As of December 31, 2010, the Company had a $325 million revolving bank credit facility (the "Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank was the administrative agent, which generally provided for borrowings on a revolving basis, with a $25 million sub-limit for letters of credit. Under the terms of the Credit Facility, the Company could have, at any time, increased the size of the Credit Facility up to $375 million without entering into a formal amendment that required the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The Credit Facility would have expired in December 2012.

          On January 21, 2011, the Company entered into an amendment and restatement of its existing credit facility with a syndicate of banks, for which JP Morgan Chase bank is the administrative agent (the "New Credit Facility").The New Credit Facility provides for borrowings on a revolving basis of up to $300 million and expires in January 2016. See Note 13 for further information.

          The Credit Facility was guaranteed by all of the Company's U.S. subsidiaries and was collateralized by a first priority lien on all of the Company's U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the Credit Facility were limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company's inventory, as determined pursuant to the terms of the Credit Facility; provided, however, that from August 15 to October 31 of each year the borrowing base could be temporarily increased by up to $25 million. The Company's obligations under the Credit Facility ranked senior to the Company's 7 3/4% Senior Subordinated Notes due 2014 (the "7 3/4% Senior Subordinated Notes").

          The Credit Facility had only one financial maintenance covenant, which was a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declined to less than $25 million ($35 million from December 1 through May 31). The Company's average borrowing base capacity during the quarter ended December 31, 2010, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2010.

          Under the terms of the Credit Facility, the Company could have paid dividends or repurchased Common Stock if the Company maintained borrowing base capacity of at least $25 million from June 1 to November 30, and at least $35 million from December 1 to May 31, after making the applicable payment. The Credit Facility restricted the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the Credit Facility bore interest at a floating rate based on the "Applicable Margin," which was determined by reference to debt service coverage ratio. At the Company's option, the Applicable Margin could have been applied to either the London Interbank Offered Rate ("LIBOR") or the prime rate. The Applicable Margin charged on LIBOR loans ranged from 1.00% to 1.75% and was 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company's borrowing base was in effect, was 1.00% higher. At December 31, 2010, the Applicable Margin was 1.75% for LIBOR loans and 0% for prime rate loans. The commitment fee on the unused portion of the Credit Facility was 0.25%. For the six months ended December 31, 2010 and 2009, the weighted average annual interest rate on borrowings under the Credit Facility was 2.1% and 2.4% respectively.

          At December 31, 2010, the Company had $37.0 million in outstanding borrowings and approximately $4.9 million in letters of credit outstanding under the Credit Facility, compared with $59.0 million in outstanding borrowings under the Credit Facility at June 30, 2010. As of December 31, 2010, the Company had approximately $250.9 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $213.8 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	December 31, 2010	June 30, 2010

7 3/4% Senior Subordinated Notes due January 2014	$220,000	$220,000
Termination costs on interest rate swap, net	(1,146)	(1,301)

Total long-term debt	$218,854	$218,699

          On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% Senior Notes due March 2021 (the "7 3/8% Senior Notes"). Concurrently with the offering of the 7 3/8% Senior Notes, the Company commenced a cash tender offer and consent solicitation for any and all of its $220 million of outstanding 7 3/4% Senior Subordinated Notes. The proceeds from the issuance of the 7 3/8% Senior Notes will be used to purchase or redeem the 7 3/4% Senior Subordinated Notes, as well as to pay the fees and expenses related to the offering. Remaining net proceeds from the offering were used to reduce borrowings under the Company's New Credit Facility. See Note 13 for further information.

          At December 31, 2010 and June 30, 2010, the estimated fair value of the Company's 7 3/4% Senior Subordinated Notes using available market information and interest rates was as follows:

(Amounts in thousands)	December 31, 2010	June 30, 2010

7 3/4% Senior Subordinated Notes due January 2014	$222,200	$216,150

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Company's derivative assets and liabilities are currently composed of foreign currency contracts. Fair values are based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions.

          The following table presents the fair value hierarchy for those of the Company's financial liabilities that were measured at fair value on a recurring basis as of December 31, 2010:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets	$--	$280	$--	$280
Foreign currency contracts
Liabilities
Foreign currency contracts	$--	$1,731	$--	$1,731

          As of June 30, 2010, the Company's foreign currency contracts were measured at fair value under Level 2 as an asset of $0.5 million and as a liability of $0.1 million. See Note 11 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of December 31, 2010, the Company did not have any non-financial assets and liabilities measured at fair value.

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries' revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2010 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of December 31, 2010, the Company had notional amounts of 14.5 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between January 31, 2011 and May 31, 2012.

          Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiaries' cost of sales generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2010 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of December 31, 2010, the Company had notional amounts of 19.1 million Canadian dollars and 14.9 million Australian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between January 31, 2011 and May 31, 2012.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and six months ended December 31, 2010, the Company recorded gains of $63,000 and losses of $1.8 million, respectively, in selling, general and administrative expenses related to these contracts. For the three and six months ended December 31, 2009, the Company recorded losses of $53,000 and $212,000, respectively, in selling, general and administrative expenses related to these contracts. As of December 31, 2010, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and six months ended December 31, 2010 or in fiscal 2010 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

	Fair Value of Derivative Instruments

(Amounts in thousands)	Asset Derivatives As of December 31, 2010		Liability Derivatives As of December 31, 2010

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as effective hedges
Foreign Exchange Contracts	Other assets	$280	Other payables	$1,731

Total		$280		$1,731

          As of June 30, 2010, the Company's foreign currency contracts were measured at fair value as an asset of $0.5 million and as a liability of $0.1 million.

Net Unrealized Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Currency Contracts-Sales	$870	$(414)	$(150)	$369
Currency Contracts - Cost of Sales	(374)	(216)	(1,166)	(906)

Total	$496	$(630)	$(1,316)	$(537)

Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Currency Contracts-Sales (1)	$(270)	$21	$(305)	$15
Currency Contracts- Cost of Sales (2)	(576)	(164)	(696)	(177)

Total	$(846)	$(143)	$(1,001)	$(162)

(1) Recorded in net sales on the consolidated statements of income.
(2) Recorded in cost of sales on the consolidated statements of income.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    REPURCHASE OF COMMON STOCK

          On November 2, 2010, the Company's board of directors authorized the repurchase of an additional $40 million of the Company's Common Stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of December 31, 2010, the Company had repurchased 4,029,201 shares of Common Stock on the open market under the stock repurchase program, at an average price of $16.63 per share, at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. During the six months ended December 31, 2010, the Company repurchased 598,703 shares of Common Stock on the open market under the share repurchase program, at an average price of $15.27 per share, at a cost of $9.2 million, including sales commission, all of which were repurchased during the first quarter of fiscal 2011.

NOTE 13.    SUBSEQUENT EVENT

          On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% Senior Notes. Interest on the 7 3/8% Senior Notes will accrue at a rate of 7.375% per annum and will be payable semi-annually on March 15 and September 15 of every year, commencing on September 15, 2011. The indenture applicable to the 7 3/8% Senior Notes generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its common stock or redeem subordinated indebtedness. The indenture generally limits the Company's ability to create liens, merge or transfer or sell assets. The 7 3/8% Senior Notes initially will not be guaranteed by any of the Company's subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million.

          Concurrently with the offering of the 7 3/8% Senior Notes, the Company commenced a cash tender offer and consent solicitation for any and all of its $220 million of outstanding 7 3/4% Senior Subordinated Notes. Under the terms of the tender offer, holders of the 7 3/4% Senior Subordinated Notes who validly tendered their consents on or prior to the consent date of January 20, 2011, were entitled to receive the "total consideration" of $1,015.42 per $1,000 principal amount, which includes the consent payment of $20.00 per $1,000 principal amount, plus an amount equal to any accrued and unpaid interest up to, but not including, the payment date. A total of $195.9 million aggregate principal amount of 7 3/4% Senior Subordinated Notes were tendered on or prior to the consent date and on January 21, 2011, the Company paid approximately $205.5 million, including accrued interest, to purchase the 7 3/4% Senior Subordinated Notes tendered by the consent date. Holders of the 7 3/4% Senior Subordinated Notes who validly tender their 7 3/4% Senior Subordinated Notes after the consent date but on or before February 3, 2011, the expiration date of the tender offer, will receive only the "tender consideration" of $995.42 per $1,000 principal amount, plus an amount equal to any accrued and unpaid interest up to, but not including, the payment date. In connection with the consent solicitation, the Company received sufficient consents to amend the indenture relating to the 7 3/4% Senior Subordinated Notes to remove substantially all the restrictive covenants and events of default.

          The proceeds from the issuance of the 7 3/8% Senior Notes will be used to fund the purchase or redemption of the 7 3/4% Senior Subordinated Notes, as well as the fees and expenses related to the offering of the 7 3/8% Senior Notes, the tender offer and the New Credit Facility, and to repay certain borrowings under the New Credit Facility. On January 21, 2011, the Company issued a redemption notice under the applicable indenture of its intention to redeem any of the 7 3/4% Senior Subordinated Notes that remain outstanding after the closing of the tender offer at a price of $1,012.92 per $1,000 principal amount, plus accrued and unpaid interest, to the redemption date of February 22, 2011, to be funded with the remaining net proceeds from the issuance of the 7 3/8% Senior Notes. As of January 31, 2011, $24.1 million aggregate principal amount of the 7 3/4% Senior Subordinated Notes remained outstanding and will be redeemed by the Company on our about February 22, 2011.

          On January 21, 2011, the Company also entered into the New Credit Facility with a syndicate of banks, for which JP Morgan Chase bank is the administrative agent. Under the terms of the New Credit Facility, the Company may borrow on a revolving basis up to $300 million, with a $25 million sub-limit for letters of credit. Additionally, the Company may, at any time, increase the size of the New Credit Facility up to $375 million without entering in a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The New Credit Facility will mature in January 2016.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The New Credit Facility is guaranteed by all of the Company's U.S. subsidiaries and is collateralized by a first priority lien on all of the Company's U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the New Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company's inventory, as determined pursuant to the terms of the New Credit Facility; provided, however, that from August 15 to October 31 of each year the Company's borrowing base may be temporarily increased by up to $25 million.

          The New Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31).

          Under the terms of the New Credit Facility, the Company may pay dividends or repurchase common stock if it maintains borrowing base capacity of at least $25 million from February 1 to August 31, and at least $35 million from September 1 to January 31, after making the applicable payment. The New Credit Facility restricts the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the New Credit Facility will bear interest at a floating rate based on an "Applicable Margin" which will be determined by reference to a debt service coverage ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.00% higher. The Company is required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the New Credit Facility. See Note 7.

          In connection with the issuance of the 7 3/8% Senior Notes, the cash tender offer and consent solicitation and anticipated redemption of the $220 million of outstanding 7 3/4% Senior Subordinated Notes and the amendment and restatement of the New Credit Facility, the Company expects to incur and to write-off unamortized interest rate swap termination costs and unamortized bond acquisition fees and other tender premium costs of approximately $6.3 million during the three months ending March 31, 2011. These items will be recorded as debt extinguishment costs and will be included in income from operations on the Consolidated Statements of Income.

NOTE 14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          The following condensed financial statements as of December 31, 2010 and June 30, 2010, and for the three and six months ended December 31, 2010 and 2009, show the consolidated financial statements of the Company, and, in separate financial statements, the financial statements of those subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes, plus, in each case, the financial statements of non-guarantor entities, elimination adjustments and the consolidated total. The Company's subsidiaries, DF Enterprises, Inc., FD Management, Inc., Elizabeth Arden International Holding, Inc., Elizabeth Arden (Financing), Inc., RDEN Management, Inc. and Elizabeth Arden Travel Retail, Inc., are guarantors of the 7 3/4% Senior Subordinated Notes. Equity income of the guarantor subsidiaries is included in other expense (income), net. All subsidiaries listed in this note are wholly-owned subsidiaries of the Company and their guarantees are joint and several, full and unconditional. All information presented is in thousands. The condensed financial statements of the Company's subsidiaries that are guarantors of the 7 3/4% Senior Subordinated Notes will not be presented by the Company in future periodic filings with the Commission unless a domestic subsidiary becomes a guarantor of the 7 3/8% Senior Notes.

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of December 31, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$11,091	$27,206	$17	$--	$38,314
Accounts receivable, net	106,207	108,246	--	--	214,453
Inventories	185,145	93,064	--	--	278,209
Intercompany receivable	59,116	6,617	224,033	(289,766)	--
Deferred income taxes	23,721	2,023	--	--	25,744
Prepaid expenses and other assets	30,386	24,599	47	--	55,032

Total current assets	415,666	261,755	224,097	(289,766)	611,752

Property and equipment, net	52,788	23,160	--		75,948

Other Assets:
Investment in subsidiaries	338,806	--	9,136	(347,942)	--
Exclusive brand licenses, trademarks and intangibles, net	32,508	9,537	146,600	--	188,645
Goodwill	21,054	--	--	--	21,054
Debt financing costs, net	2,943	--	--	--	2,943
Other	624	1,916	--	7	2,547

Total other assets	395,935	11,453	155,736	(347,935)	215,189

Total assets	$864,389	$296,368	$379,833	$(637,701)	$902,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$37,000	$--	$--	$--	$37,000
Accounts payable - trade	78,619	17,285	--	--	95,904
Intercompany payable	40,324	47,279	211,282	(298,885)	--
Other payables and accrued expenses	75,747	59,698	728	(10)	136,163

Total current liabilities	231,690	124,262	212,010	(298,895)	269,067

Long-term debt	218,854	--	--	--	218,854
Deferred income taxes and other liabilities	11,410	1,123	--	--	12,533

Total liabilities	461,954	125,385	212,010	(298,895)	500,454

Shareholders' Equity
Common stock	328	--	--	--	328
Additional paid-in capital	312,445	9,137	177,908	(187,045)	312,445
Retained earnings (accumulated deficit)	157,791	158,406	(10,085)	(148,321)	157,791
Treasury stock	(71,448)	--	--	--	(71,448)
Accumulated other comprehensive income	3,319	3,440	--	(3,440)	3,319

Total shareholders' equity	402,435	170,983	167,823	(338,806)	402,435

Total liabilities and shareholders' equity	$864,389	$296,368	379,833	$(637,701)	$902,889

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	As of June 30, 2010

			7 3/4%
			Senior
			Subordinated
		Non-	Notes
	Company	Guarantors	Guarantors	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$6,349	$20,515	$17	$-	$26,881
Accounts receivable, net	85,759	84,308	-	-	170,067
Inventories	189,287	81,771	-	-	271,058
Intercompany receivable	52,556	9,481	235,795	(297,832)	-
Deferred income taxes	30,726	2,770	-	-	33,496
Prepaid expenses and other assets	31,411	27,034	447	-	58,892

Total current assets	396,088	225,879	236,259	(297,832)	560,394

Property and equipment, net	53,017	23,566	-	-	76,583

Other Assets:
Investment in subsidiaries	312,467	-	9,136	(321,603)	-
Exclusive brand licenses, trademarks and intangibles, net	`25,752	5,735	147,957	-	179,444
Goodwill	21,054	-	-	-	21,054
Debt financing costs, net	3,509	-	-	-	3,509
Other	582	1,898	-	7	2,487

Total other assets	363,364	7,633	157,093	(321,596)	206,494

Total assets	$812,469	$257,078	$393,352	$(619,428)	$843,471

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$59,000	$-	$-	$-	$59,000
Accounts payable - trade	78,624	19,817	-	-	98,441
Intercompany payable	37,499	50,508	218,969	(306,976)	-
Other payables and accrued expenses	49,259	47,155	-	15	96,429

Total current liabilities	224,382	117,480	218,969	(306,961)	253,870

Long-term debt	218,699	-	-	-	218,699
Deferred income taxes and other liabilities	16,771	1,514	-	-	18,285

Total liabilities	459,852	118,994	218,969	(306,961)	490,854

Shareholders' Equity
Common stock	319	-	-	-	319
Additional paid-in capital	297,137	9,136	187,161	(196,297)	297,137
Retained earnings (accumulated deficit)	118,946	130,309	(12,778)	(117,531)	118,946
Treasury stock	(62,303)	-	-	-	(62,303)
Accumulated other comprehensive loss	(1,482)	(1,361)	-	1,361	(1,482)

Total shareholders' equity	352,617	138,084	174,383	(312,467)	352,617

Total liabilities and shareholders' equity	$812,469	$257,078	$393,352	$(619,428)	$843,471

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income	Three Months Ended December 31, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$256,327	$149,306	$4,151	$(4,151)	$405,633
Cost of goods sold:
Cost of sales	145,721	65,528	--	--	211,249
Depreciation related to cost of goods sold	1,035	130	--	--	1,165

Total cost of goods sold	146,756	65,658	--	--	212,414

Gross profit	109,571	83,648	4,151	(4,151)	193,219
Selling, general and administrative costs	85,746	55,419	(397)	(4,151)	136,617
Depreciation and amortization	3,143	2,356	763	--	6,262

Income from operations	20,682	25,873	3,785	--	50,340
Other expense (income):
Interest expense (income)	5,546	115	(109)	--	5,552
Other	(24,638)	920	1,561	22,157	--

Income before income taxes	39,774	24,838	2,333	(22,157)	44,788
Provision for income taxes	5,816	4,145	869	--	10,830

Net income	$33,958	$20,693	$1,464	$(22,157)	$33,958

Statement of Income	Six Months Ended December 31, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$432,012	$258,442	$7,506	$(7,506)	$690,454
Cost of goods sold:
Cost of sales	250,139	116,198	--	--	366,337
Depreciation related to cost of goods sold	2,188	302	--	--	2,490

Total cost of goods sold	252,327	116,500	--	--	368,827

Gross profit	179,685	141,942	7,506	(7,506)	321,627
Selling, general and administrative costs	153,952	100,812	(819)	(7,506)	246,439
Depreciation and amortization	6,395	4,629	1,525	--	12,549

Income from operations	19,338	36,501	6,800	--	62,639
Other expense (income):
Interest expense (income)	10,876	216	(209)	--	10,883
Other	(35,815)	2,307	2,718	30,790	--

Income before income taxes	44,277	33,978	4,291	(30,790)	51,756
Provision for income taxes	5,432	5,881	1,598	--	12,911

Net income	$38,845	$28,097	$2,693	$(30,790)	$38,845

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income	Three Months Ended December 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$258,616	$134,729	$4,158	$(4,158)	$393,345
Cost of goods sold:
Cost of sales	156,407	61,420	--	--	217,827
Depreciation related to cost of goods sold	1,021	173	--	--	1,194

Total cost of goods sold	157,428	61,593	--	--	219,021

Gross profit	101,188	73,136	4,158	(4,158)	174,324
Selling, general and administrative costs	77,295	59,305	(404)	(4,158)	132,038
Depreciation and amortization	2,858	2,177	768	--	5,803

Income from operations	21,035	11,654	3,794	--	36,483
Other expense (income):
Interest expense (income)	5,777	221	(194)	--	5,804
Other	(11,815)	(349)	1,455	10,709	--

Income before income taxes	27,073	11,782	2,533	(10,709)	30,679
Provision for income taxes	6,017	2,664	942	--	9,623

Net income	$21,056	$9,118	$1,591	$(10,709)	$21,056

Statement of Income	Six Months Ended December 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Net sales	$426,290	$232,218	$7,382	$(7,382)	$658,508
Cost of goods sold:
Cost of sales	258,115	107,988	--	--	366,103
Depreciation related to cost of goods sold	2,165	296	--	--	2,461

Total cost of goods sold	260,280	108,284	--	--	368,564

Gross profit	166,010	123,934	7,382	(7,382)	289,944
Selling, general and administrative costs	139,629	104,450	(716)	(7,382)	235,981
Depreciation and amortization	5,873	4,404	1,535	--	11,812

Income from operations	20,508	15,080	6,563	--	42,151
Other expense (income):
Interest expense (income)	11,374	430	(389)	--	11,415
Other	(16,283)	(764)	2,521	14,526	--

Income before income taxes	25,417	15,414	4,431	(14,526)	30,736
Provision for income taxes	4,321	3,670	1,649	--	9,640

Net income	$21,096	$11,744	$2,782	$(14,526)	$21,096

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Statement of Cash Flows	Six Months Ended December 31, 2010

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by operating activities	$48,777	$9,893	$(4,327)	$(26)	$54,317

Investing activities:
Additions to property and equipment	(8,843)	(2,600)	--	--	(11,443)
Acquisition of other assets	(13,864)	--	--	--	(13,864)

Net cash used in investing activities	(22,707)	(2,600)	--	--	(25,307)

Financing activities:
Payments on short-term debt	(22,000)	--	--	--	(22,000)
Proceeds from the exercise of stock options	9,862	--	--	--	9,862
Proceeds from the issuance of common stock under the employee stock purchase plan	793	--	--	--	793
Repurchase of common stock	(10,335)	--	--	--	(10,335)
Excess tax benefit from share-based awards	2,378	--	--	--	2,378
Net change in intercompany obligations	(3,751)	(602)	4,327	26	--

Net cash used in financing activities	(23,053)	(602)	4,327	26	(19,302)

Effect of exchange rate changes on cash and cash equivalents	1,725	--	--	--	1,725
Net increase in cash and cash equivalents	4,742	6,691	--	--	11,433
Cash and cash equivalents at beginning of period	6,349	20,515	17	--	26,881

Cash and cash equivalents at end of period	$11,091	$27,206	$17	$--	$38,314

Condensed Statement of Cash Flows	Six Months Ended December 31, 2009

	Company	Non- Guarantors	7 3/4% Senior Subordinated Notes Guarantors	Eliminations	Total

Operating activities:
Net cash provided by operating activities	$46,890	$23,422	$6,785	$(3)	$77,094

Investing activities:
Additions to property and equipment	(13,613)	(4,219)	--	--	(17,832)
Acquisition of other assets	(333)	--	--	--	(333)

Net cash used in investing activities	(13,946)	(4,219)	--	--	(18,165)

Financing activities:
Payments on short-term debt	(49,000)	--	--	--	(49,000)
Payments on long-term debt	(545)	--	--	--	(545)
Payments under capital lease obligations	(1,139)	--	--	--	(1,139)
Proceeds from the exercise of stock options	512	--	--	--	512
Proceeds from the issuance of common stock under the employee stock purchase plan	551	--	--	--	551
Repurchase of common stock	(374)	--	--	--	(374)
Net change in intercompany obligations	22,445	(15,483)	(6,965)	3	--

Net cash used in financing activities	(27,550)	(15,483)	(6,965)	3	(49,995)

Effect of exchange rate changes on cash and cash equivalents	669	--	--	--	669
Net increase (decrease) in cash and cash equivalents	6,063	3,720	(180)	--	9,603
Cash and cash equivalents at beginning of period	1,936	20,969	197	--	23,102

Cash and cash equivalents at end of period	$7,999	$24,689	$17	$--	$32,705

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit by reportable segment for the three and six months ended December 31, 2010 and 2009:

(Amounts in thousands)	Three Months Ended				Six Months Ended

	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

Segment Net Sales:
North America	$275,097		$275,196		$465,099		$455,131
International	130,536		118,149		225,355		203,377

Total	$405,633		$393,345		$690,454		$658,508

Segment Profit:
North America	$44,156		$43,608		$65,047		$67,525
International	14,848		6,060		14,807		3,106

Total	$59,004		$49,668		$79,854		$70,631

Reconciliation:
Segment Profit	$59,004		$49,668		$79,854		$70,631
Less:
Depreciation and Amortization	7,427		6,997		15,039		14,273
Interest Expense, net	5,552		5,804		10,883		11,415
Consolidation and Elimination Adjustments	802		4,163	(1)	1,007		10,551	(1)
Unallocated Corporate Expenses	435	(2)	2,025	(3)	1,169	(4)	3,656	(5)

Income Before Income Taxes	$44,788		$30,679		$51,756		$30,736

(1)

Amounts for the three months and six months ended December 31, 2009 include $2.5 million and $5.5 million, respectively, related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.

(2)

Amounts for the three months ended December 31, 2010, include (i) $0.3 million of restructuring expenses related to the Initiative, and (ii) $0.1 million of restructuring expenses for corporate operations, not related to the Initiative.

(3)

Amounts for the three months ended December 31, 2009, include (i) $1.1 million of restructuring charges related to the Initiative, and (ii) $0.9 million of expenses related to the implementation of an Oracle accounting and order processing system.

(4)

Amounts for the six months ended December 31, 2010, include (i) $0.3 million of restructuring expenses related to the Initiative, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, and (ii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

(5)

Amounts for the six months ended December 31, 2009, include (i) $2.0 million of restructuring expenses related to the Initiative, and (ii) $1.6 million of expenses related to the implementation of an Oracle accounting and order processing system.

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

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Kate Spade New York, John Varvatos, Rocawear, Alberta Ferretti, Halston, Geoffrey Beene, Badgley Mischka, Alfred Sung, Bob Mackie and Lucky

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

          We manage our business by evaluating net sales, gross margins, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2010 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information and Factors That May Affect Future Results."

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

          As a result of the acceleration of the re-engineering of our extended supply chain functions, our implementation of an Oracle financial accounting and order processing system and our migration to a shared services transaction processing model, we implemented a restructuring plan that resulted in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. Substantially all of these expenses were incurred in fiscal years 2009 and 2010. From inception through December 31, 2010, we have incurred a total of $14.0 million before taxes, which includes $7.6 million related to our Oracle system implementation, and $6.4 million for initiative-related restructuring. We do not expect to incur any additional material expenses related to the Initiative and the total amount from inception of $14.0 million is consistent with our original projection of $12.0 million to $14.0 million. See Note 4 to Notes to Unaudited Consolidated Financial Statements.

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

Foreign Currency Contracts

          We operate in several foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of our foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. We also enter into cash flow hedges for a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to such fluctuations. Additionally, when appropriate, we enter into and settle foreign currency contracts to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in currency rates. The principal currencies hedged are British pounds, Euros, Canadian dollars and Australian dollars. We do not enter into derivative financial contracts for speculative or trading purposes.

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2010 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted revenues or forecasted cost of sales resulting from hedge ineffectiveness.

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

          The table below summarizes the effect of the pre-tax loss from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three and six months ended December 31, 2010 and December 31, 2009.

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net Sales	$(270)	$21	$(305)	$15
Cost of Sales	(576)	(164)	(696)	(177)
Selling, general and administrative	63	(53)	(1,806)	(212)

Total pre-tax loss	$(783)	$(196)	$(2,807)	$(374)

Results of Operations

          The following discussion compares the historical results of operations for the three and six months ended December 31, 2010 and December 31, 2009. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended				Six Months Ended

	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

Net sales	$405,633	100.0%	$393,345	100.0%	$690,454	100.0%	$658,508	100.0%
Cost of sales	211,249	52.1	217,827	55.4	366,337	53.1	366,103	55.6
Depreciation in cost of sales	1,165	0.3	1,194	0.3	2,490	0.3	2,461	0.4
Gross profit	193,219	47.6	174,324	44.3	321,627	46.6	289,944	44.0
Selling, general and administrative expenses	136,617	33.7	132,038	33.6	246,439	35.7	235,981	35.8
Depreciation and amortization	6,262	1.5	5,803	1.5	12,549	1.8	11,812	1.8
Income from operations	50,340	12.4	36,483	9.3	62,639	9.1	42,151	6.4
Interest expense, net	5,552	1.4	5,804	1.5	10,883	1.6	11,415	1.7
Income before income taxes	44,788	11.0	30,679	7.8	51,756	7.5	30,736	4.7
Provision for income taxes	10,830	2.6	9,623	2.4	12,911	1.9	9,640	1.5
Net income	33,958	8.4	21,056	5.4	38,845	5.6	21,096	3.2

Other data
EBITDA and EBITDA margin (1)	$57,767	14.3%	$43,480	11.1%	$77,678	11.3%	$56,424	8.6%

(1)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009 and under Six Months Ended December 31, 2010 compared to Six Months Ended December 31, 2009. EBITDA margin represents EBITDA divided by net sales.

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

          Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Initiative, and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. Effective July 1, 2010, (a) employee incentive costs are fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan are recorded in our reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit by reportable segment for the three and six months ended December 31, 2010 and 2009 and reflects the basis of presentation described in Note 15 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended				Six Months Ended

	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

Segment Net Sales:
North America	$275,097		$275,196		$465,099		$455,131
International	130,536		118,149		225,355		203,377

Total	$405,633		$393,345		$690,454		$658,508

Segment Profit:
North America	$44,156		$43,608		$65,047		$67,525
International	14,848		6,060		14,807		3,106
Less:
Depreciation and Amortization	7,427		6,997		15,039		14,273
Interest Expense, net	5,552		5,804		10,883		11,415
Consolidation and Elimination Adjustments	802		4,163	(1)	1,007		10,551	(1)
Unallocated Corporate Expenses (1)	435	(2)	2,025	(3)	1,169	(4)	3,656	(5)

Income Before Income Taxes	$44,788		$30,679		$51,756		$30,736

(1)

Amounts for the three months and six months ended December 31, 2009 include $2.5 million and $5.5 million, respectively, related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.

(2)

Amounts for the three months ended December 31, 2010, include (i) $0.3 million of restructuring expenses related to the Initiative, and (ii) $0.1 million of restructuring expenses for corporate operations, not related to the Initiative.

(3)

Amounts for the three months ended December 31, 2009, include (i) $1.1 million of restructuring charges related to the Initiative, and (ii) $0.9 million of expenses related to the implementation of an Oracle accounting and order processing system.

(4)

Amounts for the six months ended December 31, 2010, include (i) $0.3 million of restructuring expenses related to the Initiative, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, and (ii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

(5)

Amounts for the six months ended December 31, 2009, include (i) $2.0 million of restructuring expenses related to the Initiative, and (ii) $1.6 million of expenses related to the implementation of an Oracle accounting and order processing system.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

          Net Sales.    Net sales increased by 3.1% or $12.3 million for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. Excluding the unfavorable impact of foreign currency translation, net sales increased by 3.5% or $13.9 million. Net sales for Elizabeth Arden branded products increased by $10.6 million, led by higher sales of skin care products and fragrances, partially offset by lower sales of color cosmetic products. Net sales of licensed and other owned products increased by $8.9 million, primarily due to higher sales of Mariah Carey and Britney Spears fragrances resulting from to the launches of Mariah Carey Lollipop Bling and Britney Spears Radiance, respectively. Partially offsetting these increases were reduced distributed brand sales of $7.2 million. Pricing changes had an immaterial effect on net sales.

North America

          Net sales were relatively flat compared to the prior year period. Excluding the favorable impact of foreign currency translation, net sales decreased by 0.3 % or $0.7 million. Net sales for Elizabeth Arden branded products increased by $6.5 million as higher sales of skin care products were slightly offset by lower sales of color cosmetic products and fragrances. Net sales of licensed and other owned products increased slightly while distributed brand sales were $7.1 million lower than the prior year. Higher sales to mass retail customers of $9.2 million were offset by lower sales to department store customers.

International

          Net sales increased by 10.5% or $12.4 million. Excluding the unfavorable impact of foreign currency translation, net sales increased by 12.4% or $14.6 million. Net sales for Elizabeth Arden branded products increased by $4.1 million, led by higher sales of fragrances and skin care products, partially offset by lower sales of color cosmetic products. Net sales of licensed and other owned products also increased by $9.3 million due to higher sales of Britney Spears fragrances and Juicy Couture fragrances, due primarily to the launch of Peace Love & Juicy Couture. Our results were led by higher net sales of $6.8 million in travel retail, distributor markets and in Europe.

          Gross Margin.    For the three months ended December 31, 2010 and 2009, gross margins were 47.6% and 44.3%, respectively. Gross margin in the current year period benefited from a higher proportion of basic sales of Elizabeth Arden and licensed brands which reflect higher gross margins as compared to distributed brands and promotional product sales as well as improved operating efficiencies due to the Initiative.

          SG&A.   Selling, general and administrative expenses increased 3.5% or $4.6 million, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The increase was principally due to (i) higher general and administrative expenses of $5.0 million, (ii) higher media and creative advertising expenses of $2.1 million, and (iii) higher royalty expenses of $1.2 million due to higher sales of licensed brands, partially offset by lower trade advertising due to the weakness in department store sales. The increase in general and administrative expenses was principally due to higher payroll costs, including incentive compensation costs, and higher professional services costs, partially offset by lower restructuring expenses and Initiative-related one-time costs. For the three months ended December 31, 2010, total restructuring and Initiative-related one-time costs were $0.4 million as compared to $2.0 million for the three months ended December 31, 2009. For each of the three months ended December 31, 2010 and 2009 total share-based compensation cost charged against income for all stock plans was $1.2 million.

Segment Profit

North America

Segment profit increased 1.3% or $0.5 million. The increase in segment profit was due to higher gross profit, offset by higher selling, general and administrative expenses as further discussed above.

International

          Segment profit increased 145.0% or $8.8 million. The increase in segment profit was due to higher sales and gross profit, partially offset by higher selling, general and administrative expenses as further discussed above.

          Interest Expense.    Interest expense, net of interest income, decreased 4.4%, or $0.2 million, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. The decrease was due to lower average interest rates under our revolving bank credit facility and lower average borrowings under such credit facility during the current year period.

          Provision for Income Taxes.   The pre-tax income from our domestic and international operations consisted of the following for the three months ended December 31, 2010 and 2009:

(Amounts in thousands)	Three Months Ended

	December 31, 2010	December 31, 2009

Domestic pre-tax income	$19,814	$18,722
Foreign pre-tax income	24,974	11,957

Total income before income taxes	$44,788	$30,679

Effective tax rate	24.2%	31.4%

          The decrease in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher earnings contributions from our international operations in the current year period as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions which have different tax rates. Our international operations are tax-effected at a lower rate than our domestic operations.

          Net Income.    Net income for the three months ended December 31, 2010, was $34.0 million compared to $21.1 million for the three months ended December 31, 2009. The increase in net income was primarily the result of higher net sales, improved gross margins and a lower effective tax rate in the current year period, partially offset by higher selling, general and administrative expenses.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $14.3 million to $57.8 million for the three months ended December 31, 2010, compared to $43.5 million for the three months ended December 31, 2009. The increase in EBITDA was primarily the result of higher net sales and improved gross margins, partially offset by higher selling, general and administrative expenses in the current year period.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2010	December 31, 2009

Net income	$33,958	$21,056
Plus:
Provision for income taxes	10,830	9,623
Interest expense, net	5,552	5,804
Depreciation in cost of sales	1,165	1,194
Depreciation and amortization	6,262	5,803

EBITDA	$57,767	$43,480

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

          Net Sales.    Net sales increased by 4.9% or $31.9 million for the six months ended December 31, 2010, compared to the six months ended December 31, 2009. Excluding the unfavorable impact of foreign currency translation, net sales increased by 5.4% or $35.4 million. Net sales of Elizabeth Arden branded products increased by $14.9 million, led by higher sales of skin care products and fragrances, partially offset by lower sales of color cosmetic products. Net sales of licensed and other owned products increased by $22.6 million, primarily due to higher sales of (i) the Juicy Couture fragrances, (ii) Britney Spears fragrances, due primarily to the launch of Radiance, and (iii) the new fragrance brands of John Varvatos and Kate Spade. Partially offsetting these increases were reduced distributed brand sales of $5.6 million. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 2.2% or $9.9 million. Excluding the favorable impact of foreign currency translation, net sales increased by 1.9% or $8.8 million. Net sales of Elizabeth Arden branded products increased by $8.9 million as higher sales of skin care products were slightly offset by lower sales of fragrances and color cosmetic products. Net sales of licensed and other owned products increased by $6.2 million primarily due to sales of John Varvatos and Kate Spade fragrances. Partially offsetting these increases were reduced distributed brand sales of $5.4 million. Higher sales to mass retail customers of $18.8 million were partially offset by lower sales of $8.8 million to department store customers.

International

          Net sales increased by 10.8% or $22.0 million. Excluding the unfavorable impact of foreign currency translation, net sales increased by 13.1 % or $26.6 million. Net sales of Elizabeth Arden branded products increased by $6.0 million, led by higher sales of fragrances and skin care products, partially offset by lower sales of color cosmetic products. Net sales of licensed and other owned products also increased by $16.0 million, primarily due to higher sales of (i) Britney Spears fragrances, due primarily to the launch of Radiance, and (ii) the Juicy Couture fragrances, due primarily to the launch of Peace Love & Juicy Couture. Our results were led by higher net sales of $12.7 million for travel retail and distributor markets and $4.6 million in Europe, primarily in the United Kingdom.

          Gross Margin.    For the six months ended December 31, 2010 and 2009, gross margins were 46.6% and 44.0%, respectively. Gross margin in the current year period benefited from a higher proportion of basic sales of Elizabeth Arden products and licensed brands which reflect higher gross margins as compared to distributed brands and promotional product sales, as well as improved operating efficiencies due to the Initiative.

          SG&A.   Selling, general and administrative expenses increased 4.4% or $10.5 million, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009. The increase was principally due to (i) higher general and administrative expenses of $9.1 million, (ii) higher media and creative advertising expenses of $3.6 million, and (iii) higher royalty expenses of $3.4 million due to higher sales of licensed brands, partially offset by lower selling and promotion expenses, including trade advertising, due to the weakness in department store sales. The increase in general and administrative expenses was principally due to higher payroll costs, including incentive compensation costs, and higher professional services costs, partially offset by lower restructuring expenses and Initiative-related one-time costs. For the six months ended December 31, 2010, total restructuring and Initiative-related one-time costs totaled $1.4 million as compared to $4.0 million for the six months ended December 31, 2009. For the six months ended December 31, 2010 and 2009, total share-based compensation cost charged against income for all stock plans was $2.4 million.

Segment Profit

North America Fragrance

          Segment profit decreased 3.7% or $2.5 million. The decrease in segment profit was due to higher selling, general and administrative expenses, partially offset by higher sales and gross profit as further described above.

International

Segment profit increased by $11.7 million. The increase in segment profit was due to higher sales and gross profit, partially offset by higher selling, general and administrative expenses as further described above.

         Interest Expense.    Interest expense, net of interest income, decreased 4.7%, or $0.5 million, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009. The decrease was due to lower average borrowings under our revolving bank credit facility and lower average interest rates under such credit facility during the current year period.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the six months ended December 31, 2010 and 2009:

(Amounts in thousands)	Six Months Ended

	December 31, 2010	December 31, 2009

Domestic pre-tax income	$17,449	$14,990
Foreign pre-tax income	34,307	15,746

Total income before income taxes	$51,756	$30,736

Effective tax rate	24.9%	31.4%

         The decrease in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher earnings contributions from our international operations in the current year period as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions which have different tax rates. Our international operations are tax-effected at a lower rate than our domestic operations.

          Net Income.    Net income for the six months ended December 31, 2010, was $38.8 million compared to $21.1 million for the six months ended December 31, 2009. The increase in net income was primarily the result of higher net sales, improved gross margins and a lower effective tax rate in the current year period, partially offset by higher selling, general and administrative expenses.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $21.3 million to $77.7 million for the six months ended December 31, 2010, compared to $56.4 million for the six months ended December 31, 2009. The increase in EBITDA was primarily the result of higher net sales and improved margins, partially offset by higher selling, general and administrative expenses in the current year period.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2010	December 31, 2009

Net income	$38,845	$21,096
Plus:
Provision for income taxes	12,911	9,640
Interest expense, net	10,883	11,415
Depreciation in cost of sales	2,490	2,461
Depreciation and amortization	12,549	11,812

EBITDA	$77,678	$56,424

Liquidity and Capital Resources

(Amounts in thousands)	Six Months Ended

	December 31, 2010	December 31, 2009

Net cash provided by operating activities	$54,317	$77,094
Net cash used in investing activities	(25,307)	(18,165)
Net cash used in financing activities	(19,302)	(49,995)
Net increase in cash and cash equivalents	11,433	9,603

          Cash Flows.     For the six months ended December 31, 2010, net cash provided by operating activities was $54.3 million, as compared to $77.1 million for the six months ended December 31, 2009. The decrease in cash provided by operating activities was principally due to (i) the significant reductions in inventory levels in the prior year period in part due to our Initiative, partially offset by (ii) higher net income in the current year period, and (iii) a decrease in accounts payable in the prior year, primarily due to the timing of payments to vendors.

          For the six months ended December 31, 2010, net cash used in investing activities of $25.3 million was composed of (i) $11.4 million of capital expenditures and (ii) approximately $13.9 million of payments related to the acquisition of the PREVAGE® trademarks and related patents and the global license agreement with John Varvatos Apparel Corp. for the manufacture, distribution and marketing of John Varvatos fragrances. For the six months ended December 31, 2009, net cash used in investing activities of $18.2 million was composed of approximately (i) $17.8 million of capital expenditures, and (ii) the $0.3 million payment of the remaining installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC in 2006. The decrease in capital expenditures for the six months ended December 31, 2010 is primarily due to expenditures incurred in the prior year period for the implementation of our new accounting and order processing system.

          For the six months ended December 31, 2010, net cash used in financing activities was $19.3 million, as compared to $50.0 million for the six months ended December 31, 2009. During the six months ended December 31, 2010, borrowings under our credit facility decreased by $22.0 million to $37.0 million at December 31, 2010. During the six months ended December 31, 2009, borrowings under our credit facility decreased by $49.0 million to $66.0 million at December 31, 2009. For the six months ended December 31, 2010, proceeds from the exercise of common stock and repurchases of common stock were $9.9 million and $10.3 million, respectively, as compared to $0.5 million and $0.4 million, respectively for the prior year period.

          Interest paid during the six months ended December 31, 2010, included $8.5 million of interest payments on the 7 3/4% senior subordinated notes due 2014 and $1.7 million of interest paid on the borrowings under our credit facility. Interest paid during the six months ended December 31, 2009, included $8.7 million of interest payments on the 7 3/4% senior subordinated notes and $2.1 million of interest paid on the borrowings under our credit facility.

          At December 31, 2010, we had approximately $38.3 million of cash, of which $27.2 million was held outside of the United States. Of the cash held outside of the U.S., $9.7 million was considered cash in excess of local operating requirements and could have been repatriated to the U.S. without restriction or tax effect. The balance of such cash held outside the U.S., approximately $17.5 million, was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

          Future Liquidity and Capital Needs.    Our principal future uses of funds are for working capital requirements, including brand development and marketing expenses, new product launches, additional brand acquisitions or product licensing and distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase material amounts of our common stock and senior notes through open market purchases, privately negotiated transactions or otherwise, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We have historically financed our working capital needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

          At December 31, 2010 we had a $325 million revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank was the administrative agent, which generally provided for borrowings on a revolving basis with a $25 million sub-limit for letters of credit. See Note 7 to the Notes to Unaudited Consolidated Financial Statements. At December 31, 2010, we had (i) $37.0 million in borrowings and $4.9 million in letters of credit outstanding under the credit facility, (ii) $250.9 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $213.8 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          The credit facility had only one financial maintenance covenant, which was a debt service coverage ratio that had to be maintained at not less than 1.1 to 1 if average borrowing base capacity declined to less than $25 million ($35 million from December 1 through May 31). Our average borrowing base capacity during the quarter ended December 31, 2010, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2010. We were in compliance with all applicable covenants under the credit facility for the quarter ended December 31, 2010.

          On January 21, 2011, we entered into an amendment and restatement of our existing credit facility with a syndicate of banks, for which JP Morgan Chase bank is the administrative agent. Under the terms of the new revolving credit facility, we may borrow on a revolving basis up to $300 million, with a $25 million sub-limit for letters of credit. Additionally, we may, at any time, increase the size of the new revolving credit facility up to $375 million without entering in a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The new revolving credit facility will mature in January 2016.

          The new credit facility is guaranteed by all of our U.S. subsidiaries and is collateralized by a first priority lien on all of our U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the new credit facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of our inventory, as determined pursuant to the terms of the credit facility; provided, however, that from August 15 to October 31 of each year our borrowing base may be temporarily increased by up to $25 million.

          The new credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1through January 31).

          Under the terms of the new credit facility, we may pay dividends or repurchase common stock if we maintain borrowing base capacity of at least $25 million from February 1 to August 31, and at least $35 million from September 1 to January 31, after making the applicable payment. The new credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the new revolving credit facility will bear interest at a floating rate based on "Applicable Margin" which is determined by reference to a debt service coverage ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.00% higher. We are required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the new credit facility.

          At December 31, 2010, we had outstanding $220.0 million aggregate principal amount of 7 3/4% senior subordinated notes due January 2014. On January 21, 2011, we issued $250.0 million aggregate principal amount of 7 3/8% senior notes due March 2021. Concurrently with the offering of the 7 3/8% senior notes, we commenced a cash tender offer and consent solicitation for any and all of our $220 million of outstanding 7 3/4% senior subordinated notes. On January 21, 2011, we purchased approximately $195.9 million of 7 3/4% senior subordinated notes that were tendered on or before the January 20, 2011 consent date for approximately $205.5 million, including the tender offer premium and accrued interest. On January 21, 2011, we issued a redemption notice under the applicable indenture to redeem any senior subordinated notes that remain outstanding after the tender office expires on February 3, 2011 at a redemption price of $1,012.92 per $1,000 aggregate principal amount. The proceeds from the issuance of the 7 3/8% senior notes will be used to fund the purchase or redemption of the 7 3/4% senior subordinated notes as well as the fees and expenses related to the offering and the tender offer and consent solicitation and the new credit facility, and to reduce amounts outstanding under the new credit facility. As of January 31, 2011, $24.1 million aggregate principal amount of our 7 3/4% senior subordinated notes remained outstanding and will be redeemed by us on our about February 22, 2011.

          The 7 3/8% senior notes are not guaranteed by any of our subsidiaries but may become guaranteed by one or more of our domestic subsidiaries under certain limited circumstances. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our new credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes will be effectively subordinated to the new credit facility to the extent of the collateral securing the new credit facility. Interest on the 7 3/8% senior notes is payable semi-annually on March 15 and September 15 of each year. The indenture generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture).

          Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements. Deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility that causes acceleration of the debt under this facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

          Repurchases of Common Stock.    On November 2, 2010, our Board of Directors authorized the repurchase of an additional $40.0 million of our common stock under the terms of our existing $80 million stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of December 31, 2010, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program, at an average price of $16.63 per share, at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the six months ended December 31, 2010, we repurchased 598,703 shares of common stock on the open market under the share repurchase program, at an average price of $15.27 per share, at a cost of $9.2 million, including sales commission, all of which were repurchased in the first quarter of fiscal 2011.

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

*

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations and working capital requirements, and restrictive covenants in our revolving credit facility and the indenture for our 7 3/8% senior notes;

*	changes in product mix to less profitable products;
*	the retention and availability of key personnel;
*

changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations, laws or regulations relating to product ingredients or other chemicals, or accounting standards or critical accounting estimates;

*	the success of our Global Efficiency Re-engineering initiative, including our transition to a turnkey manufacturing process and our new financial accounting and order processing system;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of December 31, 2010, we had approximately $37.0 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the six months ended December 31, 2010, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the six months ended December 31, 2010 would have increased or decreased by approximately $1.4 million. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three and six months ended December 31, 2010, we derived approximately 37% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of December 31, 2010, we had notional amounts of 14.5 million British pounds under open foreign currency contracts that expire between January 31, 2011 and May 31, 2012 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2010, we had notional amounts of 19.1 million Canadian dollars and 14.9 million Australian dollars under open foreign currency contracts that expire between January 31, 2011 and May 30, 2012 to hedge a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2010 from settled contracts was approximately $651,000 and $768,000, respectively. At December 31, 2010, the unrealized loss, net of taxes, associated with these open contracts of approximately $959,000 is included in accumulated other comprehensive income (loss) in our consolidated balance sheet. See Note 11 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of December 31, 2010, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three ended December 31, 2010 was approximately $90,000 and the realized loss, net of taxes, recognized during the six months ended December 31, 2010 was approximately $1.6 million, from the settlement of these contracts.

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

4.2

Supplemental Indenture, dated January 20, 2011, respecting the Company's 7 3/4% Senior Subordinated Notes due 2014, by and among Elizabeth Arden, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

4..3

Indenture, dated as of January 21, 2011, respecting the Company's 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

4..4

Registration Rights Agreement, dated January 21, 2011, respecting the Company's 7 3/8% Senior Notes due 2021, by and among Elizabeth Arden, Inc. and J.P. Morgan Securities LLC, as representative the initial purchasers (incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.1

Third Amended and Restated Credit Agreement, dated as of January 21, 2011, among Elizabeth Arden, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.2

Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank, as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company's Form 8-K dated January 23, 2001 (Commission File No. 1-6370)).

10.3

Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.4 +

2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.5 +

2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.6 +	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.7 +	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.8 +

Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.17 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2009 (Commission File No. 1-6370)).

Exhibit Number	Description

10.9 +

Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.10 +

Form of Nonqualified Stock Option Agreement for stock option awards under the Company's Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.11 +

Form of Incentive Stock Option Agreement for stock option awards under the Company's 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.12 +

Form of Nonqualified Stock Option Agreement for stock option awards under the Company's 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.13 +

Form of Stock Option Agreement for stock option awards under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.14 +

Form of Restricted Stock Agreement for service-based restricted stock awards (one-year vesting) under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.15 +

Form of Restricted Stock Agreement for the performance-based restricted stock awards under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.16 +

Form of Stock Option Agreement for stock option awards under the Company's 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.17 +

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

10.19 +

Form of Restricted Stock Agreement for the restricted stock awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.20 +

2005 Management Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.28 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.21 +

2005 Performance Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.29 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.22 +

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

10.24 +

Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.25 +

Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: February 3, 2011	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2011	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.