Form 10-Q
period 2011-03-31
ELIZABETH ARDEN INC
filed 2011-04-28
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 27, 2011

Common Stock, $.01 par value per share	29,030,350

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	As of

	March 31, 2011	June 30, 2010

ASSETS
Current Assets
Cash and cash equivalents	$33,817	$26,881
Accounts receivable, net	174,609	170,067
Inventories	289,825	271,058
Deferred income taxes	31,033	33,496
Prepaid expenses and other assets	45,355	58,892

Total current assets	574,639	560,394

Property and equipment, net	77,438	76,583
Exclusive brand licenses, trademarks and intangibles, net	186,600	179,444
Goodwill	21,054	21,054
Debt financing costs, net	9,048	3,509
Deferred income taxes	1,177	1,301
Other	606	1,186

Total assets	$870,562	$843,471

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$8,100	$59,000
Accounts payable - trade	79,529	98,441
Other payables and accrued expenses	111,709	96,429

Total current liabilities	199,338	253,870

Long-term Liabilities
Long-term debt	250,000	218,699
Deferred income taxes and other liabilities	13,230	18,285

Total long-term liabilities	263,230	236,984

Total liabilities	462,568	490,854

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 33,381,450 and 31,897,303 shares issued, respectively	334	319
Additional paid-in capital	324,574	297,137
Retained earnings	154,540	118,946
Treasury stock (4,353,200 and 3,632,589 shares at cost, respectively)	(74,871)	(62,303)
Accumulated other comprehensive income (loss)	3,417	(1,482)

Total shareholders' equity	407,994	352,617

Total liabilities and shareholders' equity	$870,562	$843,471

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net sales	$231,296	$217,026	$921,750	$875,535
Cost of goods sold:
Cost of sales	115,597	113,885	481,934	479,988
Depreciation related to cost of goods sold	1,224	1,330	3,714	3,791

Total cost of goods sold	116,821	115,215	485,648	483,779

Gross profit	114,475	101,811	436,102	391,756

Operating expenses:
Selling, general and administrative	102,915	97,127	349,354	333,108
Depreciation and amortization	6,044	5,707	18,593	17,519

Total operating expenses	108,959	102,834	367,947	350,627

Income (loss) from operations	5,516	(1,023)	68,155	41,129

Other expense
Interest expense, net	5,434	5,271	16,317	16,686
Debt extinguishment charges	6,468	--	6,468	--

Other expense, net	11,902	5,271	22,785	16,686

(Loss) income before income taxes	(6,386)	(6,294)	45,370	24,443
(Benefit from) provision for income taxes	(3,135)	(2,438)	9,776	7,203

Net (loss) income	$(3,251)	$(3,856)	$35,594	$17,240

Net (loss) income per common share:
Basic	$(0.12)	$(0.14)	$1.29	$0.61

Diluted	$(0.12)	$(0.14)	$1.24	$0.60

Weighted average number of common shares:
Basic	28,130	28,026	27,543	28,034

Diluted	28,130	28,026	28,666	28,688

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Equity

Balance as of July 1, 2010	31,897	$319	$297,137	$118,946	(3,633)	$(62,303)	$(1,482)	$352,617
Issuance of common stock upon exercise of options	1,331	13	19,930					19,943
Issuance of restricted stock, net of forfeitures	95	1						1
Issuance of common stock for employee stock purchase plan	58	1	793					794
Amortization of share-based awards			3,627					3,627
Repurchase of common stock					(720)	(12,568)		(12,568)
Excess tax benefit from share-based awards			3,087					3,087
Comprehensive Income:
Net Income				35,594				35,594

Foreign currency translation adjustments							6,909	6,909

Disclosure of reclassification amounts, net of taxes
Unrealized hedging loss arising during the period							(3,516)	(3,516)
Less: reclassification adjustment for hedging losses included in net income							1,506	1,506

Net unrealized cash flow hedging loss							(2,010)	(2,010)

Total comprehensive income				35,594			4,899	40,493

Balance as of March 31, 2011	33,381	$334	$324,574	$154,540	(4,353)	$(74,871)	$3,417	$407,994

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2011	March 31, 2010

Operating Activities:
Net income	$35,594	$17,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,307	21,310
Amortization of senior note offering and credit facility costs	1,031	1,102
Amortization of share-based awards	3,627	3,552
Debt extinguishment charges	6,468	--
Deferred income taxes	7,021	(1,534)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(738)	4,812
(Increase) decrease in inventories	(16,190)	45,770
Decrease in prepaid expenses and other assets	14,232	1,180
Decrease in accounts payable	(17,079)	(27,201)
Increase in other payables, accrued expenses and other liabilities	2,459	38,918
Other	455	(2,175)

Net cash provided by operating activities	59,187	102,974

Investing Activities:
Additions to property and equipment	(18,526)	(26,473)
Acquisition of intangible and other assets	(13,864)	(333)

Net cash used in investing activities	(32,390)	(26,806)

Financing Activities:
Payments on short-term debt	(50,900)	(71,000)
Proceeds from (payments on) long-term debt	243,986	(545)
Repurchase of senior subordinated notes	(223,332)	--
Payments under capital lease obligations	--	(1,532)
Proceeds from the exercise of stock options	19,943	1,494
Proceeds from the issuance of common stock under the employee stock purchase plan	794	551
Repurchase of common stock	(13,758)	(4,374)
Financing fees paid	(2,362)	--
Excess tax benefit from share-based awards	4,020	--

Net cash used in financing activities	(21,609)	(75,406)

Effect of exchange rate changes on cash and cash equivalents	1,748	511

Net increase in cash and cash equivalents	6,936	1,273
Cash and cash equivalents at beginning of period	26,881	23,102

Cash and cash equivalents at end of period	$33,817	$24,375

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment (not included above)	$230	$1,096

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

          Commencing July 1, 2010, the Company's operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of the Company's business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as the Company's "Other" segment, has been consolidated with the North America Fragrance segment to create the North America segment. Effective July 1, 2010, (a) employee incentive costs are fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan are recorded in the Company's reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. See Note 13 for a discussion of the Company's reportable segments.

          To conform to the presentation for the three and nine months ended March 31, 2011, certain reclassifications, in addition to the above, were made to the prior year's unaudited consolidated financial statements and the accompanying footnotes.

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

          The components of accumulated other comprehensive income (loss) were as follows:

(Amounts in thousands)	March 31, 2011	June 30, 2010

Cumulative foreign currency translation adjustments	$5,070	$(1,839)
Unrealized hedging (losses) gains, net of taxes	(1,653)	357

Accumulated other comprehensive income (loss)	$3,417	$(1,482)

          The Company's comprehensive income consists of net income, foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The components of other comprehensive income were as follows:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net (loss) income	$(3,251)	$(3,856)	$35,594	$17,240
Foreign currency translation adjustments	792	(380)	6,909	2,191
Net unrealized hedging (loss) gain, net of taxes	(694)	755	(2,010)	218

Total comprehensive income	$(3,153)	$(3,481)	$40,493	$19,649

NOTE 3.   (LOSS) INCOME PER SHARE

          Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net (loss) income per diluted share is similar to basic net (loss) income per share except that the denominator includes potentially dilutive Common Stock such as stock options and non-vested restricted stock. For the three months ended March 31, 2011 and March 31, 2010, diluted loss per share equals basic loss per share as the assumed exercise of stock options, non-vested restricted stock and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

          The following table represents the computation of net (loss) income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Basic
Net (loss) income	$(3,251)	$(3,856)	$35,594	$17,240

Weighted average shares outstanding	28,130	28,026	27,543	28,034

Net (loss) income per basic share	$(0.12)	$(0.14)	$1.29	$0.61

Diluted
Net (loss) income	$(3,251)	$(3,856)	$35,594	$17,240

Weighted average shares outstanding	28,130	28,026	27,543	28,034

Potential common shares - treasury method	--	--	1,123	654

Weighted average shares and potential dilutive common shares	28,130	28,026	28,666	28,688

Net (loss) income per diluted share	$(0.12)	$(0.14)	$1.24	$0.60

          The following table shows the number of shares subject to option awards that were outstanding for the three and nine months ended March 31, 2011 and 2010 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Number of shares	2,336,983	1,439,126	523,000	1,859,094

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

          From inception through March 31, 2011, the Company incurred restructuring and one-time expenses relating to the Initiative totaling approximately $14.0 million before taxes, including $0.6 million for one-time expenses in the nine months ended March 31, 2011, all of which was incurred in the first half of fiscal 2011. For the three and nine months ended March 31, 2010, the Company incurred $0.9 million and $4.5 million, respectively for restructuring and one-time expenses relating to the Initiative. The total expenses of $14.0 million from inception are composed of $7.6 million related to our Oracle system implementation and $6.4 million for Initiative--related restructuring. The Company does not expect to incur any additional expenses related to the Initiative and the total amount from inception of $14.0 million is consistent with its original projection of $12.0 million to $14.0 million.

          The following table summarizes the restructuring costs incurred since commencement of the Initiative:

	Nine Months
	Ended
	March 31,	Year Ended June 30,

(Amounts in thousands)	2011	2010	2009	2008

Restructuring expenses under the Initiative	$335	$1,878	$3,544	$673

          Unrelated to the Initiative, for the nine months ended March 31, 2011, the Company incurred approximately $0.8 million of other restructuring expenses, all of which was incurred in the first half of fiscal 2011. For the three and nine months ended March 31, 2010, the Company incurred $0.3 million and $0.7 million, respectively of other restructuring expenses.

          Aggregate amounts paid during the nine months ended March 31, 2011 for restructuring were $1.5 million. All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company's consolidated statements of operations and, as described in Note 13, amounts related to the Initiative have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. Restructuring amounts unrelated to the Initiative are recorded in either the Company's reportable segments or in unallocated corporate expenses if related to corporate operations. At March 31, 2011 and June 30, 2010, the Company had a restructuring liability of $0.2 million and $0.6 million, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2011	June 30, 2010

Raw materials	$57,501	$58,144
Work in progress	23,728	30,004
Finished goods	208,596	182,910

Total	$289,825	$271,058

NOTE 6.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	March 31, 2011	June 30, 2010	June 30, 2010 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks (1)	86,726	84,793	18
Exclusive brand trademarks and patents (2)	55,796	43,535	11
Other intangibles (3)	20,330	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	285,267	271,073

Accumulated amortization:
Exclusive brand licenses and related trademarks	(49,707)	(45,595)
Exclusive brand trademarks	(40,730)	(38,768)
Other intangibles	(8,230)	(7,266)

Exclusive brand licenses, trademarks and intangibles, net	$186,600	$179,444

(1)	Increase from June 30, 2010 primarily due to license agreement with John Varvatos Apparel Corp.
(2)	Increase from June 30, 2010 primarily due to acquisition of the PREVAGE® trademarks and related patents.
(3)	Primarily consists of customer relationships, customer lists and non-compete agreements.

          At March 31, 2011 and June 30, 2010, the Company had goodwill of $21.1 million recorded on its consolidated balance sheets. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at March 31, 2011 did not change from the prior year end balance as the Company did not record any additions or impairments during the three and nine months ended March 31, 2011.

          Amortization expense was $2.2 million and $7.0 million for the three and nine months ended March 31, 2011, respectively as compared to $2.4 million and $7.3 million for the three and nine months ended March 31, 2010, respectively. At March 31, 2011, the Company estimated annual amortization expense for its intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)

Remainder of fiscal 2011	$2.1
2012	$7.0
2013	$6.1
2014	$5.1
2015	$4.8

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 7.    SHORT-TERM DEBT

          The Company has a revolving bank credit facility (the "Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In January 2011, the Credit Facility was amended to, among other things (i) reduce its size from $325 million to $300 million, with a sub-limit of $25 million for letters of credit, (ii) revise the interest rate and unused commitment fee applicable under the Credit Facility and (iii) extend its maturity from December 2012 to January 2016. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company's average borrowing base capacity during the quarter ended March 31, 2011, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2011.

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

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on an "Applicable Margin" which is determined by reference to a debt service coverage ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.0% higher. The Company is required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the Credit Facility.

          Prior to the January 2011 amendment and restatement of the Credit Facility the Applicable Margin charged on LIBOR loans ranged from 1.0% to 1.75% and was 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15 of each year, while the temporary increase in the Company's borrowing base is in effect, was 1.0% higher. The commitment fee on the unused portion of the Credit Facility was 0.25%.

          As of March 31, 2011, the Applicable Margin was 2.25% for LIBOR loans and 0.75% for prime rate loans. For both the nine months ended March 31, 2011 and 2010, the weighted average annual interest rate on amounts borrowed under the Credit Facility was approximately 2.2%.

          At March 31, 2011, the Company had $8.1 million in outstanding borrowings and approximately $5.2 million in letters of credit outstanding under the Credit Facility, compared with $59.0 million in outstanding borrowings under the Credit Facility at June 30, 2010. At March 31, 2011, the Company had approximately $134.1 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $125.7 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

          In connection with the amendment of the Credit Facility, the Company recorded a $0.1 million debt extinguishment charge in the third quarter of fiscal 2011. In addition, the Company incurred and capitalized approximately $2.3 million of bank related costs in connection with the amendment of the Credit Facility. Such amounts are reflected in debt financing costs on the consolidated balance sheet.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2011	June 30, 2010

7 3/8% Senior Notes due March 2021	$250,000	$--
7 3/4% Senior Subordinated Notes due January 2014	--	220,000
Termination costs on interest rate swap, net	--	(1,301)

Total long-term debt	$250,000	$218,699

          On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% Senior Notes due March 2021 (the "7 3/8% Senior Notes"). Interest on the 7 3/8% Senior Notes accrues at a rate of 7.375% per annum and will be payable semi-annually on March 15 and September 15 of every year, commencing on September 15, 2011. The 7 3/8% Senior Notes rank pari passu in right of payment to indebtedness under our Credit Facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Credit Facility to the extent of the collateral securing the Credit Facility. The indenture applicable to the 7 3/8% Senior Notes generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its common stock or redeem subordinated indebtedness. The indenture generally limits the Company's ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the indenture). The 7 3/8% Senior Notes initially will not be guaranteed by any of the Company's subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million.

          Concurrently with the offering of the 7 3/8% Senior Notes, the Company commenced a cash tender offer and consent solicitation for any and all of its $220 million of outstanding 7 3/4% Senior Subordinated Notes due January 2014 (the "7 3/4% Senior Subordinated Notes"). On January 21, 2011, the Company purchased approximately $196.0 million of 7 3/4% Senior Subordinated Notes that were tendered on or before the January 20, 2011 consent date for approximately $205.5 million, including the tender offer premium and accrued interest. On January 21, 2011, the Company issued a redemption notice under the applicable indenture to redeem all of the 7 3/4% Senior Subordinated Notes that remained outstanding after the tender office expired on February 3, 2011. On February 22, 2011, the Company redeemed approximately $24.0 million of 7 3/4% Senior Subordinated Notes at an aggregate price of $24.4 million including accrued interest.

          The proceeds from the issuance of the 7 3/8% Senior Notes were used to fund the purchase or redemption of the 7 3/4% Senior Subordinated Notes, as well as the fees and expenses related to the offering of the 7 3/8% Senior Notes, the tender offer and the amended Credit Facility, and to reduce borrowings under the Credit Facility. In connection with the purchase and redemption of the 7 3/4% Senior Subordinated Notes, the Company recorded a $6.4 million debt extinguishment charge in the third quarter of fiscal 2011. The debt extinguishment charges consisted of (i) $3.3 million in redemption premiums, previously recorded in debt financing costs on the consolidated balance sheet, (ii) $1.8 million in unamortized costs, previously recorded in debt financing costs on the consolidated balance sheet, (iii) $1.1 million in unamortized swap termination costs, previously recorded in long-term debt on the consolidated balance sheet, and (iv) $0.2 million of other costs. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related costs in debt financing costs on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

          At March 31, 2011 and June 30, 2010, the estimated fair value of the Company's 7 3/8% Senior Notes and 7 3/4% Senior Subordinated Notes using available market information and interest rates was as follows:

(Amounts in thousands)	March 31, 2011	June 30, 2010

7 3/8% Senior Notes due March 2021	$262,175	$--
7 3/4% Senior Subordinated Notes due January 2014	--	216,150

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, primarily due to the illiquid nature of the capital markets in which the 7 3/8% Senior Notes are traded and the 7 3/4% Senior Subordinated Notes were traded. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

          The following table presents the fair value hierarchy for those of the Company's financial liabilities that were measured at fair value on a recurring basis as of March 31, 2011:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Liabilities
Foreign currency contracts	$--	$2,255	$--	$2,255

          As of June 30, 2010, the Company's foreign currency contracts were measured at fair value under Level 2 as an asset of $0.5 million and as a liability of $0.1 million. See Note 11 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of March 31, 2011, the Company did not have any non-financial assets and liabilities measured at fair value.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries' revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2011 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of March 31, 2011, the Company had notional amounts of 13.3 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between April 30, 2011 and May 31, 2012.

          Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiaries' cost of sales generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2011 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of March 31, 2011, the Company had notional amounts of 13.7 million Canadian dollars and 13.2 million Australian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between April 30, 2011 and May 31, 2012.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and nine months ended March 31, 2011, the Company recorded losses of $1.1 million and $2.9 million, respectively, in selling, general and administrative expenses related to these contracts. For the three and nine months ended March 31, 2010, the Company recorded a benefit of $0.6 million and $0.4 million, respectively, in selling, general and administrative expenses related to these contracts. As of March 31, 2011, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and nine months ended March 31, 2011 or in fiscal 2010 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

	Fair Value of Derivative Instruments
(Amounts in thousands)	Liability Derivatives As of March 31, 2011

	Balance Sheet Location	Fair Value

Derivatives designated as effective hedges
Foreign Exchange Contracts	Other payables	$2,255

Total		$2,255

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of June 30, 2010, the Company's foreign currency contracts were measured at fair value as an asset of $0.5 million and as a liability of $0.1 million.

Net Unrealized (Loss) Gain Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Currency Contracts-Sales	$(549)	$801	$(699)	$1,170
Currency Contracts - Cost of Sales	(145)	(46)	(1,311)	(952)

Total	$(694)	$755	$(2,010)	$218

Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into (Loss) Income (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Currency Contracts-Sales (1)	$(255)	$180	$(560)	$195
Currency Contracts- Cost of Sales (2)	(717)	(211)	(1,413)	(388)

Total	$(972)	$(31)	$(1,973)	$(193)

(1) Recorded in net sales on the consolidated statements of income.
(2) Recorded in cost of sales on the consolidated statements of income.

NOTE 12.    REPURCHASE OF COMMON STOCK

          On November 2, 2010, the Company's board of directors authorized the repurchase of an additional $40 million of the Company's Common Stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of March 31, 2011, the Company had repurchased 4,029,201 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share, at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the nine months ended March 31, 2011, the Company repurchased 598,703 shares of Common Stock on the open market under the share repurchase program, at an average price of $15.27 per share, at a cost of $9.2 million, including sales commission, all of which were repurchased during the first quarter of fiscal 2011.

          During the first quarter of fiscal 2011, the Company paid approximately $1.2 million for the settlement of share repurchases that occurred at the end of fiscal 2010 under the above discussed repurchase program.

          In connection with the vesting of 343,800 shares of outstanding market-based restricted stock granted in 2005, in March 2011 the Company withheld 121,908 shares of Common Stock at a fair market value of $28.08 per share, representing a cost of approximately $3.4 million, to satisfy minimum statutory tax withholding obligations resulting from such vesting. The acquisition of these shares by the Company was accounted for under the Treasury method.

NOTE 13.    Segment Data and Related Information

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

—

International - The International segment sells the Company's portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores, travel retail outlets and distributors worldwide.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit by reportable segment for the three and nine months ended March 31, 2011 and 2010:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011		March 31, 2010

Segment Net Sales:
North America	$142,755	$131,641	$607,854		$586,772
International	88,541	85,385	313,896		288,763

Total	$231,296	$217,026	$921,750		$875,535

Segment Profit (Loss):
North America	$18,112	$11,842	$83,160		$79,367
International	(5,742)	(4,489)	9,064		(1,383)

Total	$12,370	$7,353	$92,224		$77,984

Reconciliation:
Segment Profit	$12,370	$7,353	$92,224		$77,984
Less:
Depreciation and Amortization	7,268	7,037	22,307		21,310
Interest Expense, net	5,434	5,271	16,317		16,686
Consolidation and Elimination Adjustments	(414)	79	593		10,629	(1)
Unallocated Corporate Expenses	6,468 (2)	1,260 (3)	7,637	(4)	4,916	(5)

(Loss) income Before Income Taxes	$(6,386)	$(6,294)	$45,370		$24,443

(1)

Amounts for the nine months ended March 31, 2010 include $5.5 million related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.

(2)	Amounts for the three months ended March 31, 2011, represent $6.5 million of debt extinguishment charges.

(3)

Amounts for the three months ended March 31, 2010, include (i) $0.3 million of restructuring charges for corporate operations, not related to the Initiative, and (ii) $0.9 million of expenses related to the implementation of an Oracle accounting and order processing system.

(4)

Amounts for the nine months ended March 31, 2011, include (i) $0.3 million of restructuring expenses related to the Initiative, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, (iii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system, and (iv) $6.5 million of debt extinguishment charges.

(5)

Amounts for the nine months ended March 31, 2010, include (i) $2.0 million of restructuring expenses related to the Initiative, (ii) $0.3 million of restructuring charges for corporate operations, not related to the Initiative, and (iii) $2.5 million of expenses related to the implementation of an Oracle accounting and order processing system.

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

          Our business strategy is to increase net sales, operating margins and earnings by (a) increasing the sales of the Elizabeth Arden brand through leveraging the global awareness of the Elizabeth Arden brand name, targeting fast-growing geographical markets, and focusing on our skin care expertise and classic products, such as our Eight Hour cream, Ceramide skin care products and Red Door fragrances, (b) increasing the sales of our prestige fragrance portfolio internationally, particularly in the large European fragrance market, and through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in North America, (d) continuing to expand operating margins, working capital efficiency and return on invested capital, and (e) capitalizing on the growth potential of our global brands by focusing on both organic growth opportunities as well as those achieved through new product innovation.

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

          As a result of the acceleration of the re-engineering of our extended supply chain functions, our implementation of an Oracle financial accounting and order processing system and our migration to a shared services transaction processing model, we implemented a restructuring plan that resulted in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. Substantially all of these expenses were incurred in fiscal years 2009 and 2010. From inception through December 31, 2010, we incurred a total of $14.0 million before taxes, which includes $7.6 million related to our Oracle system implementation, and $6.4 million for initiative-related restructuring. We did not record any restructuring or Initiative-related one-time costs during the three months ended March 31, 2011 and do not expect to incur any additional expenses related to the Initiative. The total amount from inception of $14.0 million is consistent with our original projection of $12.0 million to $14.0 million. See Note 4 to Notes to Unaudited Consolidated Financial Statements.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2011 or in fiscal 2010 relating to foreign currency contracts used to hedge forecasted revenues or forecasted inventory purchases resulting from hedge ineffectiveness.

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

          The table below summarizes the effect of the pre-tax (loss) gain from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three and nine months ended March 31, 2011 and March 31, 2010.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net Sales	$(255)	$180	$(560)	$195
Cost of Sales	(717)	(211)	(1,413)	(388)
Selling, general and administrative	(1,076)	638	(2,882)	426

Total pre-tax (loss) gain	$(2,048)	$607	$(4,855)	$233

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2011 and 2010. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):
	Three Months Ended				Nine Months Ended

	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010

Net sales	$231,296	100.0%	$217,026	100.0%	$921,750	100.0%	$875,535	100.0%
Cost of sales	115,597	50.0	113,885	52.5	481,934	52.3	479,988	54.8
Depreciation in cost of sales	1,224	0.5	1,330	0.6	3,714	0.4	3,791	0.5
Gross profit	114,475	49.5	101,811	46.9	436,102	47.3	391,756	44.7
Selling, general and administrative expenses	102,915	44.5	97,127	44.8	349,354	37.9	333,108	38.0
Depreciation and amortization	6,044	2.6	5,707	2.6	18,593	2.0	17,519	2.0
Income (loss) from operations	5,516	2.4	(1,023)	(0.5)	68,155	7.4	41,129	4.7
Interest expense, net	5,434	2.4	5,271	2.4	16,317	1.8	16,686	1.9
Debt extinguishment charges	6,468	2.8	--	--	6,468	0.7	--	--
(Loss) income before income taxes	(6,386)	(2.8)	(6,294)	(2.9)	45,370	4.9	24,443	2.8
(Benefit from) provision for income taxes	(3,135)	(1.4)	(2,438)	(1.1)	9,776	1.0	7,203	0.8
Net (loss) income	(3,251)	(1.4)	(3,856)	(1.8)	35,594	3.9	17,240	2.0

Other data
EBITDA and EBITDA margin (1)	$6,316	2.7%	$6,014	2.8%	$83,994	9.1%	$62,439	7.1%

(1)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 and under Nine Months Ended March 31, 2011 compared to Nine Months Ended March 31, 2010. EBITDA margin represents EBITDA divided by net sales.

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

—

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 100 countries outside of North America through perfumeries, boutiques, department stores, travel retail outlets and distributors worldwide.

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

          The following table is a comparative summary of our net sales and segment profit by reportable segment for the three and nine months ended March 31, 2011 and 2010 and reflects the basis of presentation described in Note 13 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2011	March 31, 2010	March 31, 2011		March 31, 2010

Segment Net Sales:
North America	$142,755	$131,641	$607,854		$586,772
International	88,541	85,385	313,896		288,763

Total	$231,296	$217,026	$921,750		$875,535

Segment Profit (Loss):
North America	$18,112	$11,842	$83,160		$79,367
International	(5,742)	(4,489)	9,064		(1,383)
Less:
Depreciation and Amortization	7,268	7,037	22,307		21,310
Interest Expense, net	5,434	5,271	16,317		16,686
Consolidation and Elimination Adjustments	(414)	79	593		10,629	(1)
Unallocated Corporate Expenses	6,468 (2)	1,260 (3)	7,637	(4)	4,916	(5)

(Loss) income Before Income Taxes	$(6,386)	$(6,294)	$45,370		$24,443

(1)

Amounts for the nine months ended March 31, 2010 include $5.5 million related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.

(2)	Amounts for the three months ended March 31, 2011, represent $6.5 million of debt extinguishment charges.

(3)

Amounts for the three months ended March 31, 2010, include (i) $0.3 million of restructuring charges for corporate operations, not related to the Initiative, and (ii) $0.9 million of expenses related to the implementation of an Oracle accounting and order processing system.

(4)

Amounts for the nine months ended March 31, 2011, include (i) $0.3 million of restructuring expenses related to the Initiative, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, (iii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system, and (iv) $6.5 million of debt extinguishment charges.

(5)

Amounts for the nine months ended March 31, 2010, include (i) $2.0 million of restructuring expenses related to the Initiative, (ii) $0.3 million of restructuring charges for corporate operations, not related to the Initiative, and (iii) $2.5 million of expenses related to the implementation of an Oracle accounting and order processing system.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

          Net Sales.    Net sales increased by 6.6% or $14.3 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Excluding the favorable impact of foreign currency translation, net sales increased by 5.5% or $12.0 million. Net sales for Elizabeth Arden branded products increased by $9.1 million, led by higher sales in all product categories (skin care, color cosmetics and fragrances). Net sales of licensed and other owned fragrance products increased by $1.6 million, primarily due to higher sales of the Juicy Couture fragrances and the recently licensed fragrance brands of John Varvatos, partially offset by lower sales of Britney Spears fragrances. Sales of distributed brands increased by $3.6 million. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 8.4% or $11.1 million. Excluding the favorable impact of foreign currency translation, net sales increased by 7.9 % or $10.3 million. Net sales for Elizabeth Arden branded products increased by $5.8 million led by higher sales of skin care and color cosmetic products. Net sales of licensed and other owned fragrance products increased by $1.8 million, primarily due to higher sales of the Juicy Couture fragrances and the recently licensed fragrance brands of John Varvatos, partially offset by lower sales of Britney Spears fragrances. Sales of distributed brands increased by $3.6 million. Net sales to mass retail and department store customers were both higher in the current year period.

International

          Net sales increased by 3.7% or $3.2 million. Excluding the favorable impact of foreign currency translation, net sales increased by 1.9% or $1.6 million. Net sales for Elizabeth Arden branded products increased by $3.3 million, led by higher sales of fragrances and color cosmetic products. The net sales increase was led by higher net sales of $2.9 million in travel retail and distributor markets.

          Gross Margin.    For the three months ended March 31, 2011 and 2010, gross margins were 49.5% and 46.9%, respectively. Gross margin in the current year period benefited from improved operating efficiencies due to the Initiative.

          SG&A.    Selling, general and administrative expenses increased 6.0% or $5.8 million, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase was principally due to (i) higher general and administrative expenses of $2.4 million, (ii) higher media, creative advertising and sales promotion expenses of $2.1 million, and (iii) higher trade advertising expenses of $0.7 million. The increase in general and administrative expenses was principally due to higher payroll costs, including incentive compensation costs and professional services costs, partially offset by lower restructuring expenses and Initiative-related one-time costs. For the three months ended March 31, 2010, total restructuring and Initiative-related one-time costs were $1.2 million. We did not record any restructuring or Initiative-related one-time costs during the three months ended March 31, 2011.

          For the three months ended March 31, 2011 total share-based compensation cost for all stock plans was $1.2 million as compared to $1.1 million for the three months ended March 31, 2010.

Segment Profit

North America

          Segment profit increased 53.0% or $6.3 million. The increase in segment profit was due to higher net sales and gross profit, offset by higher selling, general and administrative expenses as further discussed above.

International

          Segment loss increased 27.9% or $1.3 million. The increase in segment loss was due to higher selling, general and administrative expenses, partially offset by higher net sales and gross profit as further discussed above.

          Interest Expense.    Interest expense, net of interest income, increased 3.1%, or $0.2 million, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase was due to a higher principal balance for our senior notes as compared to our prior senior subordinated notes, partially offset lower average borrowings under our revolving bank credit facility during the current year period. See Note 7 and Note 8 to the Notes to Unaudited Consolidated Financial Statements.

          Debt Extinguishment Charges.    During the three months ended March 31, 2011, we recorded $6.5 million in debt extinguishment charges related to the purchase and redemption of the 7 3/4% senior subordinated notes and the amendment of our revolving bank credit facility. See Note 7 and Note 8 to the Notes to Unaudited Consolidated Financial Statements.

          Benefit from Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the three months ended March 31, 2011 and 2010:

(Amounts in thousands)	Three Months Ended

	March 31, 2011	March 31, 2010

Domestic pre-tax (loss)	$(11,375)	$(12,075)
Foreign pre-tax income	4,989	5,781

Total loss before income taxes	$(6,386)	$(6,294)

Effective tax rate	49.1%	38.7%

          The increase in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) lower earnings contributions from our international operations in the current year period as compared to the prior year and (ii) a shift in the ratio of earnings contributions between jurisdictions which have different tax rates. Our international operations are tax-effected at a lower rate than our domestic operations.

          In addition, the effective rate for the three months ended March 31, 2011 included tax adjustments recorded on a discrete basis totaling a net tax benefit of $0.5 million, which related to changes in estimates and tax rates for certain entities. The prior year effective tax rate included tax adjustments recorded on a discrete basis totaling a net tax benefit of $1.1 million, of which $0.7 million related to certain unrecognized tax benefits and $0.4 million related to tax benefits due to changes in estimates for certain entities.

          Net Loss.    Net loss for the three months ended March 31, 2011, was $3.3 million compared to $3.9 million for the three months ended March 31, 2010. The decrease in net loss was the result of higher income from operations and a higher tax benefit in the current year period, mostly offset by the $6.5 million in debt extinguishment charges in the current year period.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $0.3 million to $6.3 million for the three months ended March 31, 2011, compared to $6.0 million for the three months ended March 31, 2010. The increase in EBITDA was the result of higher income from operations, mostly offset by the $6.5 million in debt extinguishment charges in the current year period.

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

          The following is a reconciliation of net loss, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2011	March 31, 2010

Net loss	$(3,251)	$(3,856)
Plus:
Benefit from income taxes	(3,135)	(2,438)
Interest expense, net	5,434	5,271
Depreciation in cost of sales	1,224	1,330
Depreciation and amortization	6,044	5,707

EBITDA	$6,316 (1)	$6,014

(1) Includes $6.5 million of debt extinguishment charges.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

          Net Sales.    Net sales increased by 5.3% or $46.2 million for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010. Excluding the unfavorable impact of foreign currency translation, net sales increased by 5.4% or $47.3 million. Net sales of Elizabeth Arden branded products increased by $24.0 million, led by higher sales of skin care products and fragrances. Sales of color cosmetic products were slightly down compared to the prior year. Net sales of licensed and other owned products increased by $24.1 million, primarily due to higher sales of (i) the Juicy Couture fragrances, (ii) the recently licensed fragrance brands of John Varvatos and Kate Spade, and (iii) Britney Spears and Mariah Carey fragrances, due to the launches of Britney Spears Radiance and Mariah Carey Lollipop Bling, respectively. Partially offsetting these net sales increases were lower sales for Rocawear and Alberta Ferretti fragrances. Sales of distributed brands were $1.9 million lower than the prior year. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 3.6% or $21.1 million. Excluding the favorable impact of foreign currency translation, net sales increased by 3.3% or $19.2 million. Net sales of Elizabeth Arden branded products increased by $14.7 million as higher sales of skin care and color cosmetic products were slightly offset by lower sales of fragrances. Net sales of licensed and other owned products increased by $8.2 million primarily due to higher sales of Juicy Couture, John Varvatos, Kate Spade and Mariah Carey fragrances, partially offset by lower sales of Britney Spears and Rocawear fragrances. Sales of distributed brands were lower by $1.8 million than the prior year. Higher sales to mass retail customers of $24.4 million were partially offset by lower sales to department store customers of $3.3 million.

International

          Net sales increased by 8.7% or $25.1 million. Excluding the unfavorable impact of foreign currency translation, net sales increased by 9.8 % or $28.2 million. Net sales of Elizabeth Arden branded products increased by $9.3 million, led by higher sales of fragrances and skin care products, partially offset by lower sales of color cosmetic products. Net sales of licensed and other owned products also increased by $15.9 million, primarily due to higher sales of (i) Britney Spears fragrances, due primarily to the launch of Radiance, and (ii) the Juicy Couture fragrances, due primarily to the launch of Peace Love & Juicy Couture, slightly offset by lower sales of Alberta Ferretti fragrances. Our results were led by higher net sales of $15.6 million for travel retail and distributor markets and higher net sales of $3.1 million in Europe, primarily in the United Kingdom.

          Gross Margin.    For the nine months ended March 31, 2011 and 2010, gross margins were 47.3% and 44.7%, respectively. Gross margin in the current year period benefited from a higher proportion of basic sales of Elizabeth Arden products and licensed brands, which reflect higher gross margins as compared to distributed brands and promotional product sales, as well as improved operating efficiencies due to the Initiative.

          SG&A.    Selling, general and administrative expenses increased 4.9% or $16.2 million, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010. The increase was principally due to (i) higher general and administrative expenses of $11.5 million, (ii) higher media expenses of $3.4 million, and (iii) higher royalty expenses of $2.7 million due to higher sales of licensed brands, partially offset by lower sales promotion expenses, primarily trade advertising expenses, principally due to the weakness in North America department store sales during the first half of fiscal 2011. The increase in general and administrative expenses was principally due to higher payroll costs, including incentive compensation costs, and higher professional services costs, partially offset by lower restructuring expenses and Initiative-related one-time costs. For the nine months ended March 31, 2011, total restructuring and Initiative-related one-time costs totaled $1.4 million as compared to $5.2 million for the nine months ended March 31, 2010. For both the nine months ended March 31, 2011 and 2010, total share-based compensation cost for all stock plans was $3.6 million.

Segment Profit

North America Fragrance

          Segment profit increased 4.8% or $3.8 million. The increase in segment profit was due to higher net sales and gross profit, partially offset by higher selling, general and administrative expenses as further described above.

International

          Segment profit was $9.1 million compared to a segment loss of $1.4 million in the prior year. The improvement in segment results was due to higher net sales and gross profit, partially offset by higher selling, general and administrative expenses as further described above.

          Interest Expense.    Interest expense, net of interest income, decreased 2.2%, or $0.4 million, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010. The decrease was due to lower average borrowings under our revolving bank credit facility, partially offset by a higher principal balance, during the current year quarter, for our senior notes as compared to our prior senior subordinated notes. See Note 7 and Note 8 to the Notes to Unaudited Consolidated Financial Statements.

          Debt Extinguishment Charges.    During the nine months ended March 31, 2011, we recorded $6.5 million in debt extinguishment charges related to the purchase and redemption of the 7 3/4% senior subordinated notes and the amendment of our revolving bank credit facility. See Note 7 and Note 8 to the Notes to Unaudited Consolidated Financial Statements.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the nine months ended March 31, 2011 and 2010:

(Amounts in thousands)	Nine Months Ended

	March 31, 2011	March 31, 2010

Domestic pre-tax income	$6,074	$2,915
Foreign pre-tax income	39,296	21,528

Total income before income taxes	$45,370	$24,443

Effective tax rate	21.6%	29.5%

          The decrease in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher earnings contributions from our international operations in the current year period as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions, which have different tax rates. Our international operations are tax-effected at a lower rate than our domestic operations.

          Net Income.    Net income for the nine months ended March 31, 2011, was $35.6 million compared to $17.2 million for the nine months ended March 31, 2010. The increase in net income was the result of higher net income from operations and a lower effective tax rate in the current year period, partially offset by the $6.5 million in debt extinguishment charges in the current year period.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $21.6 million to $84.0 million for the nine months ended March 31, 2011, compared to $62.4 million for the nine months ended March 31, 2010. The increase in EBITDA was the result of higher income from operations, partially offset by the $6.5 million in debt extinguishment charges in the current year period.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2011		March 31, 2010

Net income	$35,594		$17,240
Plus:
Provision for income taxes	9,776		7,203
Interest expense, net	16,317		16,686
Depreciation in cost of sales	3,714		3,791
Depreciation and amortization	18,593		17,519

EBITDA	$83,994	(1)	$62,439

(1) Includes $6.5 million of debt extinguishment charges.

Liquidity and Capital Resources

(Amounts in thousands)	Nine Months Ended

	March 31, 2011	March 31, 2010

Net cash provided by operating activities	$59,187	$102,974
Net cash used in investing activities	(32,390)	(26,806)
Net cash used in financing activities	(21,609)	(75,406)
Net increase in cash and cash equivalents	6,936	1,273

          Cash Flows.    For the nine months ended March 31, 2011, net cash provided by operating activities was $59.2 million, as compared to $103.0 million for the nine months ended March 31, 2010. The decrease in cash provided by operating activities was principally due to the significant reductions in inventory levels in the prior year period in part due to our Initiative, partially offset by higher net income in the current year period.

          For the nine months ended March 31, 2011, net cash used in investing activities of $32.4 million was composed of (i) $18.5 million of capital expenditures and (ii) approximately $13.9 million of payments related to the acquisition of the PREVAGE® trademarks and related patents and the global license agreement with John Varvatos Apparel Corp. for the manufacture, distribution and marketing of John Varvatos fragrances. For the nine months ended March 31, 2010, net cash used in investing activities of $26.8 million was composed of approximately (i) $26.5 million of capital expenditures, and (ii) the $0.3 million payment of the remaining installment of contingent consideration associated with our acquisition of the fragrance business of Sovereign Sales, LLC in 2006. The decrease in capital expenditures for the nine months ended March 31, 2011 is primarily due to expenditures incurred in the prior year period for the implementation of our new accounting and order processing system.

          For the nine months ended March 31, 2011, net cash used in financing activities was $21.6 million, as compared to $75.4 million for the nine months ended March 31, 2010. The decrease in net cash used in financing activities resulted primarily from the refinancing of our senior notes, including the use of proceeds to pay down borrowings under our credit facility, during the three months ended March 31, 2011.

          On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Concurrently with the offering of the 7 3/8% senior notes, the Company commenced a cash tender offer and consent solicitation for any and all of its $220 million of outstanding 7 3/4% senior subordinated notes due January 2014. All of the outstanding 7 3/4% senior subordinated notes were either purchased or redeemed during the third quarter of fiscal 2011. See Note 8 to the Notes to Unaudited Consolidated Financial Statements for further information.

          During the nine months ended March 31, 2011, borrowings under our credit facility decreased by $50.9 million to $8.1 million at March 31, 2011. During the nine months ended March 31, 2010, borrowings under our credit facility decreased by $71.0 million to $44.0 million at March 31, 2010. For the nine months ended March 31, 2011, proceeds from the exercise of stock options were $19.9 million compared to $1.5 million for the prior year period. Repurchases of common stock for the nine months ended March 31, 2011 were $13.8 million, as compared to $4.4 million for the prior year period. The repurchases of common stock for the nine months ended March 31, 2011, includes approximately $1.2 million for the settlement of share repurchases that occurred at the end of fiscal 2010 under our repurchase program and approximately $3.4 million for shares withheld by upon the vesting of certain market-based restricted stock granted in 2005 to satisfy minimum statutory tax withholding obligations resulting from such vesting.

          Interest paid during the nine months ended March 31, 2011, included $16.0 million of interest payments on the 7 3/4% senior subordinated notes, which were all purchased or redeemed in the quarter ended March 31, 2011, and $2.0 million of interest paid on the borrowings under our credit facility. Interest paid during the nine months ended March 31, 2010, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes and $2.6 million of interest paid on the borrowings under our credit facility.

          At March 31, 2011, we had approximately $33.8 million of cash, of which $25.4 million was held outside of the United States. Of the cash held outside of the U.S., $0.8 million was considered cash in excess of local operating requirements and could have been repatriated to the U.S. without restriction or tax effect. The balance of such cash held outside the U.S., approximately $24.6 million, was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          We have a revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In January 2011, the credit facility was amended to, among other things (i) reduce its size from $325 million to $300 million, with a sub-limit of $25 million for letters of credit, (ii) revise the interest rate and unused commitment fee applicable under the credit facility and (iii) extend its maturity from December 2012 to January 2016. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions.

          The credit facility is guaranteed by all of our U.S. subsidiaries and is collateralized by a first priority lien on all of our U.S., Canada and Puerto Rico accounts receivable and U.S. inventory. Borrowings under the new credit facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of our inventory, as determined pursuant to the terms of the credit facility; provided, however, that from August 15 to October 31 of each year, our borrowing base may be temporarily increased by up to $25 million.

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1through January 31). Our average borrowing base capacity during the quarter ended March 31, 2011, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2011. We were in compliance with all applicable covenants under the credit facility for the quarter ended March 31, 2011.

          Under the terms of the credit facility, we may pay dividends or repurchase common stock if we maintain borrowing base capacity of at least $25 million from February 1 to August 31, and at least $35 million from September 1 to January 31, after making the applicable payment. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness). A default under the credit facility that causes acceleration of the debt owed under it could trigger a default under our outstanding 7 3/8% senior notes.

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on "Applicable Margin" which is determined by reference to a debt service coverage ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the credit facility. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions.

          As of March 31, 2011, the Applicable Margin was 2.25% for LIBOR loans and 0.75% for prime rate loans. For both the nine months ended March 31, 2011 and 2010, the weighted average annual interest rate on amounts borrowed under the credit facility was approximately 2.2%.

          At March 31, 2011, we had (i) $8.1 million in borrowings and $5.2 million in letters of credit outstanding under the credit facility, (ii) $134.1 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $125.7 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At March 31, 2011, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and will be payable semi-annually on March 15 and September 15 of every year, commencing on September 15, 2011. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility to the extent of the collateral securing the credit facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

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

          Repurchases of Common Stock.    On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of March 31, 2011, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share, at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the nine months ended March 31, 2011, we repurchased 598,703 shares of common stock on the open market under the share repurchase program, at an average price of $15.27 per share, at a cost of $9.2 million, including sales commission, all of which were repurchased during the first quarter of fiscal 2011.

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
*

changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations, laws or regulations relating to ingredients or other chemicals contained in products or packaging, or accounting standards or critical accounting estimates;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2011, we had approximately $8.1 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the nine months ended March 31, 2011, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the nine months ended March 31, 2011 would have increased or decreased by approximately $1.4 million. See Note 7 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three and nine months ended March 31, 2011, we derived approximately 44% and 39%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of March 31, 2011, we had notional amounts of 13.3 million British pounds under open foreign currency contracts that expire between April 30, 2011 and May 31, 2012 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2011, we had notional amounts of 13.7 million Canadian dollars and 13.2 million Australian dollars under open foreign currency contracts that expire between April 30, 2011 and May 30, 2012 to hedge a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three and nine months ended March 31, 2011 from settled contracts was approximately $738,000 and $1.5 million, respectively. At March 31, 2011, the unrealized loss, net of taxes, associated with these open contracts of approximately $1.7 million is included in accumulated other comprehensive income (loss) in our consolidated balance sheet. See Note 11 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of March 31, 2011, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three and nine months ended March 31, 2011 was approximately $1.0 million and $2.5 million, respectively, from the settlement of these contracts.

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

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Except for the replacement of the risk factor captioned "Our level of debt and debt service obligations, and the restrictive covenants in our revolving credit facility and our indenture for our 7 3/4% senior subordinated notes, may reduce our operating and financial flexibility and could adversely affect our business and growth prospects," with the risk factor set forth below, there has been no material change in our risk factors from those previously discussed in that Annual Report on Form 10-K.

Our level of debt and debt service obligations, and the restrictive covenants in our revolving credit facility and our indenture for our 7 3/8% senior notes, may reduce our operating and financial flexibility and could adversely affect our business and growth prospects.

          At March 31, 2011, we had total debt of approximately $258 million, which primarily includes $250 million in aggregate principal amount outstanding of our 7 3/8% senior notes and $8 million outstanding under our revolving bank credit facility, both of which have requirements that may limit our operating and financial flexibility. Our indebtedness could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

          Specifically, our revolving credit facility and our indenture for our 7 3/8% senior notes limit or otherwise affect our ability to, among other things:

—	incur additional debt;

—	pay dividends or make other restricted payments;

—	create or permit certain liens, other than customary and ordinary liens;

—	sell assets other than in the ordinary course of our business;

—	invest in other entities or businesses; and

—	consolidate or merge with or into other companies or sell all or substantially all of our assets.

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

          A default under our revolving credit facility could also result in a default under our indenture for our 7 3/8% senior notes. Upon the occurrence of an event of default under our indenture, all amounts outstanding under our other indebtedness may be declared to be immediately due and payable. If we were unable to repay amounts due on our revolving credit facility, the lenders would have the right to proceed against the collateral granted to them to secure that debt.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended March 31, 2011.

Issuer Purchases of Equity Securities

	(a)		(b)		(c)	(d)

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2011 through January 31, 2011	--		$	N/A	--	$53,002,474

February 1, 2011 through February 28, 2011	--		$	N/A	--	$53,002,474

March 1, 2011 through March 31, 2011	121,908	(3)		$28.08	--	$53,002,474

Totals	121,908			$28.08	--	$53,002,474

(1)  On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. No shares were repurchased under the stock repurchase program during the three months ended March 31, 2011.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

(3) Reflects shares withheld upon the vesting of certain market-based restricted stock granted in 2005 to satisfy minimum statutory tax withholding obligations resulting from such vesting.

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

4.1

Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.'s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

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

10.16 +

Form of Restricted Stock Agreement for the restricted stock awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company's Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.17 +

Elizabeth Arden, Inc. Severance Policy, as amended and restated on May 4, 2010 (incorporated herein by reference to Exhibit 10.31 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-6370)).

10.18 +

Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.19 +

Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.20 +

Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.21 +

Form of Restricted Stock Agreement for service-based stock awards under the Company's 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-6370)).

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
ELIZABETH ARDEN, INC.

Date: April 28, 2011	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2011	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.