Form 10-K
period 2011-06-30
ELIZABETH ARDEN INC
filed 2011-08-16
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☑ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $462 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $23.01 per share on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of August 15, 2011, the registrant had 29,005,173 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2011 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the Registrant’s fiscal year ended June 30, 2011, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ELIZABETH ARDEN, INC.

PART I

ITEM 1.    BUSINESS

General

Elizabeth Arden, Inc. is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Elizabeth Arden branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden green tea, and Pretty Elizabeth Arden; the Elizabeth Arden skin care brands: Ceramide, Eight Hour Cream, and Prevage and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our prestige fragrance portfolio includes the following celebrity, lifestyle and designer fragrances:

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Kate Spade New York, John Varvatos, Rocawear, Alberta Ferretti, Halston, Geoffrey Beene, Alfred Sung, Bob Mackie, and Lucky

In addition to our owned and licensed fragrance brands, we distribute approximately 300 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

We sell our prestige beauty products to retailers and other outlets in the United States and internationally, including;

•	U.S. department stores such as Macy’s, Dillard’s, Belk, Saks, Bloomingdales and Nordstrom;

•	U.S. mass retailers such as Wal-Mart, Target, Kohl’s, Walgreens, CVS, and Marmaxx; and

•

International retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige department stores and our fragrances in department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 100 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques, as well as through our Elizabeth Arden branded retail outlet stores and our website.

At June 30, 2011, our operations were organized into the following reportable segments:

•

North America — Our North America segment sells our portfolio of owned, licensed and distributed brands, including our Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and global e-commerce business. This segment also sells our Elizabeth Arden products through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from us for use in its salons.

•

International — Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 100 countries outside of North America to perfumeries, boutiques, department stores, travel retail outlets and distributors.

Commencing July 1, 2010, our operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of our business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as our Other segment, was consolidated with the North America Fragrance segment to create the North America segment.

Financial information relating to our reportable segments is included in Note 18 to the Notes to Consolidated Financial Statements.

Our net sales to customers in the United States and in foreign countries (in U.S. dollars) and net sales as a percentage of consolidated net sales for the years ended June 30, 2011, 2010 and 2009, are listed in the following chart:

	Year Ended June 30,
	2011		2010		2009
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$701.6	60%	$670.3	61%	$652.7	61%
Foreign	473.9	40%	433.5	39%	417.5	39%

Total	$1,175.5	100%	$1,103.8	100%	$1,070.2	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2011, 2010 and 2009, are listed in the following chart:

	Year Ended June 30,
(Amounts in millions)	2011	2010	2009
United Kingdom	$69.9	$70.3	$73.6
Australia	40.0	38.2	32.2
Canada	40.0	33.9	35.2
South Africa	24.5	21.1	17.0
Spain	19.3	19.3	21.9
China	17.7	20.4	21.4

The financial results of our international operations are subject to volatility due to fluctuations in foreign currency exchange rates, inflation, disruptions in travel and changes in political and economic conditions in the countries in which we operate. The value of our international assets is also affected by fluctuations in foreign currency exchange rates. For information on the breakdown of our long-lived assets in the United States and internationally, and risks associated with our international operations, see Note 18 to the Notes to Consolidated Financial Statements.

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

Information relating to corporate governance at Elizabeth Arden, Inc., including our Corporate Governance Guidelines and Principles, Code of Ethics for Directors and Executive and Finance Officers, Code of Business Conduct and charters for our Lead Independent Director, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, is available on our website under the section “Investor Relations — Corporate Governance.” We will provide the foregoing information without charge upon written request to Secretary, Elizabeth Arden, Inc., 2400 S.W. 145th Avenue, Miramar, FL 33027.

Business Strategy

Our business strategy is to increase net sales, operating margins and earnings by (a) increasing the sales of the Elizabeth Arden brand through leveraging the global awareness of the Elizabeth Arden brand name and the Red Door spa heritage, targeting fast-growing geographical markets, and focusing on our skin care expertise and classic products, such as our Eight Hour cream, Ceramide skin care products and Red Door fragrance, (b) increasing the size and sales of our prestige fragrance portfolio internationally, particularly in the large European fragrance market, and through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in North America and expanding our market share in both prestige and mass retail channels, (d) continuing to expand operating margins, working capital efficiency and return on invested capital, and (e) capitalizing on the growth potential of our global brands by focusing on both organic growth opportunities as well as those achieved through new product innovation.

We believe the Elizabeth Arden brand is one of the most widely recognized beauty brands in the world and is associated with high quality products. During fiscal 2012 we plan to launch a comprehensive brand repositioning for the Elizabeth Arden brand, which is designed to modernize the brand’s image and increase its relevance among target consumers. In addition, we intend to continue to invest behind and grow this brand on a global basis through (i) continued expansion in high-growth markets, such as Asia and developing markets, (ii) innovation in skin care and color products based on new technologies, (iii) focusing on our classic products such as our Eight Hour cream, Ceramide skin care products and Red Door fragrance, (iv) leveraging the marketing opportunities provided by the Red Door Spa heritage, which we believe affords us a competitive advantage, and (v) continuing to cultivate strong partnerships with key global retailers.

In fiscal 2010, we launched a key initiative to expand our market share for fragrances in Western Europe. The Western European fragrance market is significantly larger than the North American fragrance market, and we believe this offers opportunities for us to expand the sales of our fragrance portfolio. We also believe many of our fragrance brands, including our Elizabeth Arden fragrances and the Juicy Couture, Britney Spears, and John Varvatos fragrance brands, resonate well with retailers and consumers in those markets. In fiscal 2011, we added resources to implement this strategy and increased the sales and distribution of our fragrances with key retailers in Europe.

During fiscal 2011, we again increased our already sizeable market share in the prestige fragrance category with mass retailers in North America. We continue to work closely with our mass retail customers and nationally recognized merchandising and advertising companies to develop and implement a variety of marketing and product merchandising initiatives intended to improve the shopping experience for mass retail fragrance shoppers and expand this category at these retailers.

During fiscal 2011, we substantially completed the implementation of a series of activities intended to increase business efficiencies throughout our company, particularly in the supply chain, distribution, logistics, information technology and finance areas, to improve our cash flow, operating margins and profitability and to accommodate the anticipated growth of our business. We call this effort our Global Efficiency Re-engineering initiative, or simply the Initiative, and it consists of (i) improvements in the efficiency of our supply chain, distribution, logistics and business processes, (ii) a migration to a shared services model to simplify transaction processing by consolidating our primary global transaction processing functions, and (iii) the implementation of an Oracle financial accounting and order processing system.

Going into fiscal 2012, we intend to continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency and, (iii) leveraging our overhead structure by increasing sales of our International segment. We have implemented a “turnkey” model for substantially all our fragrance and color cosmetic products in which our contract manufacturers have assumed the administrative responsibility for planning and purchasing raw materials and components, while we continue to direct strategic sourcing and pricing with all raw materials and components vendors. We expect to continue to implement this “turnkey” manufacturing model with respect to our skin care products during fiscal 2012.

Recent License Agreements

During fiscal 2010, we entered into exclusive global licensing agreements with Kate Spade, LLC, an affiliate of Liz Claiborne Inc., for the manufacture, distribution and marketing of Kate Spade fragrances and with John Varvatos Apparel Corp. for the development, marketing and distribution of John Varvatos fragrances.

During fiscal 2011, we entered into an exclusive global licensing agreement with Grammy-winning recording artist, Taylor Swift, to develop and market her own line of fragrance products. The first fragrance will be sold by prestige retailers in North America during the fall of 2011.

On August 10, 2011, we amended our long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates to acquire all of the U.S. and international trademarks for the Curve fragrance brands, as well as trademarks for certain other smaller fragrance brands. The amendment also establishes a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduces the future minimum guaranteed royalties for the term of the license, and requires a pre-payment of royalties for the remainder of calendar 2011. We paid Liz Claiborne, Inc. $58.4 million in cash in connection with this transaction.

Products

Our net sales of products and net sales of products as a percentage of consolidated net sales for the years ended June 30, 2011, 2010 and 2009, are listed in the following chart:

	Year Ended June 30,
	2011		2010		2009
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$900.3	76%	$854.0	77%	$835.3	78%
Skin Care	207.1	18%	183.0	17%	175.2	16%
Cosmetics	68.1	6%	66.8	6%	59.7	6%

Total	$1,175.5	100%	$1,103.8	100%	$1,070.2	100%

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

Skin Care.    Our skin care lines are sold under the Elizabeth Arden name and include products such as moisturizers, creams, lotions and cleansers. Our core Elizabeth Arden branded products include Ceramide, Prevage, Eight Hour Cream and Visible Difference. Our Ceramide skin care line targets women who are 40 and over. Prevage is our premium cosmeceutical skin care line. Our Eight Hour Cream franchise has a strong international following. During fiscal 2012, Visible Difference will be reintroduced and will be our entry price point line for the Elizabeth Arden skin care products. We sell skin care products worldwide, primarily in prestige department and specialty stores, perfumeries and travel retail outlets.

Cosmetics.    We offer a variety of cosmetics under the Elizabeth Arden name, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. The largest component of our cosmetics business is foundations, which we market in conjunction with our skin care products. We sell our cosmetics internationally and in the United States, primarily in prestige department and specialty stores, perfumeries and travel retail outlets.

Trademarks, Licenses and Patents

We own or have rights to use the trademarks necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Visible Difference, and Prevage. These trademarks are registered or have pending applications in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We are the exclusive worldwide trademark licensee for a number of fragrance brands including:

•	the Britney Spears fragrances curious Britney Spears, fantasy Britney Spears, Britney Spears believe and radiance Britney Spears;

•	the Elizabeth Taylor fragrances White Diamond, Elizabeth Taylor’s Passion and Violet Eyes Elizabeth Taylor;

•	the Mariah Carey fragrances M by Mariah Carey, Luscious Pink, Forever, Lollipop Bling and Lollipop Splash;

•	the Usher fragrances He, She, UR for Men, UR for Women and Usher VIP;

•	the Liz Claiborne fragrances Curve, Realities, Lucky, Mambo and Bora Bora;

•	the Juicy Couture fragrances Juicy Couture, Viva la Juicy, Couture Couture, Dirty English and Peace, Love & Juicy Couture;

•	the Giorgio fragrances Giorgio Beverly Hills and Giorgio Red;

•	the Alfred Sung fragrances SUNG Alfred Sung, SHI Alfred Sung and JEWEL Alfred Sung; and

•	the designer fragrance brands of Alberta Ferretti, John Varvatos, Kate Spade New York, Rocawear, Bob Mackie and Geoffrey Beene.

The Elizabeth Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The untimely passing of Elizabeth Taylor in March 2011 had no impact on our ability to sell and market fragrance products under our license. The Britney Spears license terminates in December 2014 and is renewable at our option for another five- year term if certain sales targets are achieved. The license agreement with Liz Claiborne Inc. and its affiliates relating to the Liz Claiborne and Juicy Couture fragrances terminates in December 2017 and is renewable by us for two additional five-year terms, provided specified conditions, including certain sales targets, are met. Our other license agreements have terms with expirations ranging from 2011 to 2045 and beyond, and, typically, have renewal terms dependent on sales targets being achieved. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements.

We also have the right under various exclusive distributor and license agreements and other arrangements to distribute other fragrances in various territories and to use the registered trademarks of third parties in connection with the sale of these products.

Certain of our skin care and cosmetic products, including the Prevage skin care line, incorporate patented or patent-pending formulations. In addition, several of our packaging methods,

packages, components and products are covered by design patents, patent applications and copyrights. Substantially all of our trademarks and all of our patents are held by us or by one of our wholly-owned United States subsidiaries.

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including department stores such as Macy’s, Dillard’s, Saks, Belk, Bloomingdales and Nordstrom; specialty stores such as Ulta and mass retailers such as Wal-Mart, Target, Kohl’s, Walgreens, CVS and Marmaxx; and to international retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in North America primarily in prestige department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 100 other countries worldwide primarily through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through local distributors or sales representatives under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

We sell our Elizabeth Arden products in the Elizabeth Arden 5th Avenue store in New York, which we operate, and in a limited number of outlet stores throughout the United States in which we also sell several of our Elizabeth Arden and other products. Our owned and licensed products are also marketed and sold through our e-commerce site at www.elizabetharden.com. In addition, our Elizabeth Arden products are sold in Red Door beauty salons, which are owned and operated by an unrelated third party. In addition to the sales price of our products sold to the operator of these salons, we receive a royalty based on the net sales from each of the salons for the use of the “Elizabeth Arden” and “Red Door” trademarks.

Our sales personnel are organized by geographic market and by customer account. In addition, in North America, we have sales personnel who routinely visit prestige retailers to assist in the merchandising, layout and stocking of selling areas. For many of our mass retailers in the United States and Canada, we sell basic products in customized packaging designed to deter theft and permit the products to be sold in open displays. Our fulfillment capabilities enable us to reliably process, assemble and ship small orders, as well as large orders, on a timely basis. In the United States and Canada, we use this ability to assist our customers in their retail distribution by shipping in multiple formats including “cross dock shipping” where we pack by store and ship to the customer’s distribution center, bulk shipment directly to distribution centers and direct-to-store shipment.

As is customary in the beauty industry, sales to customers are generally made pursuant to purchase orders, and we do not have long-term or exclusive contracts with any of our retail customers. We believe that our continuing relationships with our customers are based upon our ability to provide a wide selection and reliable source of prestige beauty products, our expertise in marketing and new product introduction, and our ability to provide value-added services, including our category management services, to U.S. mass retailers.

Our ten largest customers accounted for approximately 39% of net sales for the year ended June 30, 2011. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart (including Sam’s Club), which accounted for approximately 14% of our consolidated net sales and approximately 22% of our North America segment net sales. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Marketing

Our marketing approach is focused on creating strong demand generation across our key brands. We emphasize competitive positioning for each brand and ensure that our brand positioning is carried through all consumer touch points. We employ traditional consumer reach vehicles, such as television and magazine print advertising, and are increasingly leveraging new media such as social networking, mobile, and digital applications so that we are able to engage with our consumers through their preferred technologies.

We have developed global growth strategies for our key brands that we believe are designed to deliver sales, margin, and market share improvements. Our focus for the Elizabeth Arden brand is on generating both organic and innovation-driven growth, targeting key skincare emerging market opportunities, and leveraging our unique Red Door Spa heritage. Our strategy to deliver organic growth is to develop programs centered on our key existing products, such as the Prevage, Ceramide, Visible Difference and Eight Hour Cream skin care products and the Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden green tea fragrances. We believe innovation is critical in the beauty category, and we intend to focus our innovation resources on what we believe are the most significant opportunities for growth, while also emphasizing brand profitability.

We believe that our marketing function is structured to meet the changing needs of the global beauty marketplace. We maintain a global marketing group in New York, which is accountable for global strategic planning and the development needs of all of our brands. We also maintain regional marketing teams responsible for translating and customizing global growth to the needs of the local markets. We believe this organization structure supports our growth strategies and is consistent with best practices in the industry. We also work with the Red Door Spa to co-leverage its unique association with the Elizabeth Arden brand.

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

In fiscal 2011 we introduced several new products. Within the Elizabeth Arden brand, we launched Prevage Clarity and Prevage Eye, and re-introduced the classic Red Door fragrance. We will continue to invest in innovation in the Elizabeth Arden brand with several new introductions planned for fiscal 2012 across the skincare, fragrance, and color categories. Within our fragrance portfolio, in fiscal 2011 we introduced several new products including Peace Love & Juicy Couture, radiance Britney Spears, Violet Eyes Elizabeth Taylor, John Varvatos 10th Anniversary Limited Edition, Kate Spade Twirl, and Mariah Carey Lollipop Bling. Continued innovation is planned for fiscal 2012 for several fragrance brands, including Britney Spears, Juicy Couture, Curve, Rocawear, and John Varvatos. We will also premiere the first fragrance launch under our new license agreement with Taylor Swift in fall 2011.

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2011, approximately 59% of our net sales were made during the first half of our fiscal year. Due to product innovations and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Manufacturing, Supply Chain and Logistics

We use third-party suppliers and contract manufacturers in the United States and Europe to obtain substantially all of our raw materials, components and packaging products and to manufacture substantially all of our finished products relating to our owned and licensed brands. Our fragrance and skin care products have primarily been manufactured by Cosmetic Essence LLC (CEI), an unrelated third party, in plants located in New Jersey and Roanoke, Virginia, though we also use other third parties in the United States to manufacture our fragrance and cosmetic products. We intend to shift the manufacturing of many of our skin care products to one or more additional third parties in fiscal 2012. Third parties in Europe also manufacture certain of our fragrance and cosmetic products, and we also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

As part of our Global Efficiency Re-engineering project, we have reduced the number of contract manufacturers and raw material suppliers that we use. We also have substantially completed the transition to a “turnkey” manufacturing model with the majority of our contract manufacturers in the United States and Europe, including CEI. Under the “turnkey” manufacturing model, our contract manufacturers assume administrative responsibility for planning and purchasing raw materials and components, while we continue to direct strategic sourcing and pricing with important raw materials and components vendors. Any supply chain disruptions may adversely affect our business, prospects, results of operations, financial condition or cash flows.

As is customary in our industry, historically we have not had long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands and have generally made purchases through purchase orders. As we continue to implement our “turnkey” manufacturing model, we anticipate that we will enter into supply agreements for finished goods with our most significant manufacturers of owned and licensed brands. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. The ten largest fragrance brands that are distributed by us on a non-exclusive basis accounted for approximately 11% of our net sales for the year ended June 30, 2011. The loss of, or a significant adverse change in our relationship with, any of our key manufacturers for our owned and licensed brands, such as CEI, or suppliers of our distributed fragrance brands, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory. We also lease a 274,000 square-foot warehouse facility in Salem, Virginia primarily dedicated to assembly of our promotional gift sets. Our fulfillment operations for Europe are conducted under a logistics services agreement by CEPL, an unrelated third party, at CEPL’s facility in Beville, France. The CEPL agreement expires in June 2013. While we insure our inventory and the Roanoke and Salem facilities, the loss of any of these facilities or the inventory stored in those facilities, would require us to find replacement facilities or inventory and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration, the Federal Trade Commission and state regulatory authorities in the United States, as well as by various other federal, local and international regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the ingredients, manufacturing, labeling, packaging and marketing of our products. We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international rules and regulations governing the discharge of materials hazardous to the environment. Changes in such regulations, or in the manner in which such regulations are interpreted, applied, or enforced, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

•

Information technology infrastructure services to enable seamless integration of our global business operations through Wide Area Networks (WAN), personal computing technologies, electronic mail, and service agreements providing outsourced computing operations.

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

In connection with our Initiative, during fiscal 2010 we completed the implementation of an Oracle financial accounting system (general ledger, accounts payable and order to cash), in accordance with our projected timeline and on budget. This implementation improved key transaction processes and simplified our transaction processing by utilizing a common platform to centralize our primary global transaction processing functions.

We outsource substantially all of our data center operations to IBM, a leading global information services and technology provider. Substantially all of our data center operations are located in a facility in Raleigh, North Carolina. IBM also provides us with certain backup capabilities to enhance the reliability of our management information systems, which are designed to continue to operate if our primary computer systems should fail. We use service level agreements and operating metrics to help us monitor and assess the performance of our outsourced data center operations. We also have business interruption insurance to cover a portion of lost income or additional expenses associated with disruptions to our business, including our management information systems, resulting from certain casualties. Our business, results of operations, financial condition or cash flow may, however, be adversely affected if our outsourced data center operations facilities are damaged or otherwise fail and/or our backup capabilities do not or cannot perform as intended.

Competition

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty industry is based on brand strength, pricing and assortment of products, innovation, perceived value, product availability, order fulfillment, service to the customer, promotional activities, advertising, special events, new product introductions and other activities.

We believe that we compete primarily on the basis of brand recognition, quality, product efficacy, price, and our emphasis on providing value-added customer services, including category management services, to certain retailers. There are products that are better-known and more popular than the products manufactured or supplied by us. Many of our competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than we do, as well as greater name recognition and the ability to develop and market products similar to, and competitive with, those manufactured by us.

Employees

As of August 12, 2011, we had approximately 2,260 full-time employees and approximately 405 part-time employees in the United States and 17 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of August 12, 2011 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	52	Chairman, President and Chief Executive Officer
Stephen J. Smith	51	Executive Vice President and Chief Financial Officer
Joel B. Ronkin	43	Executive Vice President, General Manager — North America
Pierre Pirard	43	Executive Vice President — Product Innovation and Global Supply Chain
Kathy Widmer	49	Executive Vice President and Chief Marketing Officer
Oscar E. Marina	52	Executive Vice President, General Counsel and Secretary
L. Hoy Heise	65	Executive Vice President and Chief Information Officer
Dirk Trappmann	50	Executive Vice President, General Manager — International

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of our Board of Directors since April 2000, as our Chief Executive Officer since March 1998, and as one of our directors since January 1995. Mr. Beattie also has served as our President since August 2006, a position he also held from April 1997 to March 2003. In addition, Mr. Beattie served as our Chief Operating Officer from April 1997 to March 1998, and as Vice Chairman of the Board of Directors from November 1995 to April 1997. Mr. Beattie is also a director and a member of the executive committee and treasurer and chairman of the audit and finance committee of the Personal Care Products Council, the U.S. trade association for the global cosmetic and personal care products industry, a member of the advisory board of the Ivey Business School, and a member of the board of directors and the audit and finance committee of the board of directors of PENCIL, a not-for-profit organization that benefits New York City public schools.

Stephen J. Smith has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

Joel B. Ronkin has served as our Executive Vice President, General Manager- North America since July 2010, as our Executive Vice President, General Manager — North America Fragrances from July 2006 to July 2010, as our Executive Vice President and Chief Administrative Officer from April 2004 to June 2006, as our Senior Vice President and Chief Administrative Officer from February 2001 through March 2004, and as our Vice President, Associate General Counsel and Assistant Secretary from March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 to June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

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

Pierre Pirard has served as our Executive Vice President, Product Innovation and Global Supply Chain since February 2010. From November 2007 until February 2010, he served as our Senior Vice President, Global Supply Chain. Prior to joining us, Mr. Pirard spent 15 years at Johnson & Johnson where he held numerous positions, including serving as Regional Director, External Manufacturing North America — Consumer Sector, from 2005 until 2007; as Regional Director — Supply Chain Planning North America — Consumer Sector from 2001 to 2005; and in various positions in the finance, project management, supply and logistics groups for Johnson & Johnson Canada from 1992 to 2000.

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

We sell our products in approximately 100 countries around the world. During each of the years ended June 30, 2011 and 2010, we derived approximately 40% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

We do not have contracts with customers or with suppliers of our distributed brands, so if we cannot maintain and develop relationships with such customers and suppliers our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 39% of our net sales in the year ended June 30, 2011. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2011 was Wal-Mart (including Sam’s Club), who accounted for approximately 14% of our consolidated net sales and approximately 22% of our North America segment net sales. In addition, our suppliers of distributed brands, which represented approximately 11% of our net sales for fiscal 2011, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We depend on various licenses for a significant portion of our sales, and the loss of one or more licenses or agreements could have a material adverse effect on us.

The sales and marketing of certain of our prestige fragrance brands are derived from licenses from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses on terms favorable to us. Each license is for a specific term and may have optional terms. In addition, such licenses may be subject to us making required minimum royalty payments, minimum advertising and promotional expenditures and meeting minimum sales requirements. Just as the loss of a license or other significant agreement may have a material adverse effect on us, a renewal on less favorable terms could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We rely on third-party manufacturers and component suppliers for substantially all of our owned and licensed products.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and component suppliers to manufacture substantially all of our owned and licensed products. As part of our Initiative, we have reduced the number of third-party manufacturers and component and materials suppliers that we use, and have implemented a “turnkey” manufacturing process for substantially all of our products in which we now rely on our third-party manufacturers for certain supply chain functions that we previously handled ourselves, such as component and materials planning, purchasing and warehousing. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if we experience any supply chain disruptions caused by our implementation of this “turnkey” manufacturing process or other supply chain projects, or if our manufacturers or component suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of the finished products or the raw materials or components used to make such products.

The loss of or disruption in our distribution facilities may have a material adverse effect on our business.

We currently have one distribution facility and one promotional set assembly facility in the United States and use a third-party fulfillment center in France primarily for European distribution. These facilities house a large portion of our inventory. Although we insure our inventory, any loss of or damage to these facilities or the inventory stored in these facilities, could adversely affect our business, prospects, results of operations, financial condition or cash flows.

Our business is subject to regulation in the United States and internationally.

The manufacturing, distribution, formulation, packaging and advertising of our products and those we distribute for others are subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by state, federal and international governments and governmental authorities are increasing. Compliance with these regulations is difficult and expensive and may require reformulation, repackaging, relabeling or discontinuation of certain of our products. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operation, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to products or ingredients, product liability, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

Adverse U.S. or global economic conditions could negatively impact our business, prospects, results of operations, financial condition or cash flows.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse U.S. or global economic conditions, such as the recent global recession, periods of inflation or high energy prices can contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses risks to our business. A decrease in consumer spending and/or in retailer and consumer confidence and demand for our products could significantly negatively impact our net sales and profitability, including our operating margins and return on invested capital. Such economic conditions could cause some of our customers or suppliers to experience cash flow and/or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. Adverse economic conditions could also adversely affect our access to the capital necessary for our business and our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity as set forth in our credit facility. If the recent adverse U.S. and global economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

We may be adversely affected by domestic and international events that impact consumer confidence and demand.

Sudden disruptions in business conditions due to events such as terrorist attacks, diseases or natural disasters may have a short-term, or sometimes long-term, adverse impact on consumer confidence and spending. In addition, any reductions in travel or increases in restrictions on travelers’ ability to transport our products on airplanes due to general economic downturns, diseases, increased security levels, acts of war or terrorism could result in a material decline in the net sales and profitability of our travel retail business.

The beauty industry is highly competitive and if we cannot effectively compete our business and results of operations will suffer.

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty industry is based on brand strength, pricing and assortment of products, innovation, perceived value, product availability and order fulfillment, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives and other activities. Also, the trend toward consolidation in the retail trade, particularly in developed, markets such as the United States and Western Europe, has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength. We compete primarily with global prestige beauty companies and multinational consumer product companies, some of whom have greater resources than we have and brands with greater name recognition and consumer loyalty than our brands. Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to anticipate and respond in a timely and cost-effective manner to market trends through product innovations and product line extensions. We may incur expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations. These competitive factors, as well as new product risks, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our business strategy depends upon our ability to increase sales of the Elizabeth Arden brand and our prestige fragrance portfolio, as well as our ability to acquire or license additional brands or secure additional distribution arrangements and obtain the required financing for these agreements and arrangements.

Our business strategy contemplates the continued growth of our portfolio of owned, licensed and distributed brands. Increasing sales of the Elizabeth Arden brand and our prestige fragrance portfolio may require investments that may result in short-term costs without any current revenue. In addition, our future expansion through acquisitions, new product licenses or new product distribution arrangements, if any, will depend upon our ability to identify suitable brands to acquire, license or distribute and our ability to obtain the required financing for these acquisitions, licenses or distribution arrangements, and thus depends on the capital resources and working capital available to us. We may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements, or the associated working capital requirements, on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

The success of our business depends, in part, on the demand for celebrity beauty products.

We have license agreements to manufacture, market and distribute a number of celebrity beauty products, including those of Elizabeth Taylor, Britney Spears, Taylor Swift, Mariah Carey and Usher. In fiscal 2011, we derived approximately 21% of our net sales from celebrity beauty products. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity and the celebrity’s reputation. To the extent that the celebrity fragrance category or a particular celebrity ceases to be appealing to consumers or a celebrity’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially. In addition, under certain circumstances, lower net sales may shorten the duration of the applicable license agreement.

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

The market for our products depends to a significant extent upon the value associated with the trademarks and patents that we own or license. We own, or have licenses or other rights to use, the material trademarks and patents used in connection with the ingredients, packaging, marketing and distribution of our major owned and licensed products both in the U.S. and in other countries where such products are principally sold.

Although most of our brand names are registered in the U.S. and in certain foreign countries in which we operate, we may not be successful in asserting trademark protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and patents may be substantial. We also cannot assure that the owners of the trademarks that we license can or will successfully maintain their intellectual property rights.

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

If our intangible assets, such as trademarks, patents and goodwill, become impaired, we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks, patents, licenses and goodwill, for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. Any such impairment charge could materially reduce our results of operations.

We are subject to risks related to our international operations.

We operate on a global basis, with sales in approximately 100 countries. Approximately 40% of our fiscal 2011 net sales were generated outside of the United States. Our international operations could be adversely affected by:

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

Our quarterly results of operations fluctuate due to seasonality and other factors, and we may not have sufficient liquidity to meet our seasonal working capital requirements

We generate a significant portion of our net income in the first half of our fiscal year as a result of higher sales in anticipation of the holiday season. Similarly, our working capital needs are greater during the first half of the fiscal year. We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including new product innovations and launches, the size and timing of customer orders and additions or losses of brand distribution rights. If we were to experience a significant shortfall in sales or internally generated funds, we may not have sufficient liquidity to fund our business.

Our level of debt and debt service obligations, and the restrictive covenants in our revolving credit facility and our indenture for our 7 3/8% senior notes, may reduce our operating and financial flexibility and could adversely affect our business and growth prospects.

At June 30, 2011, we had total debt of $250 million representing the aggregate principal amount outstanding of our 7 3/8% senior notes. There was no balance outstanding at June 30, 2011 under our revolving bank credit facility. The 7 3/8% senior notes and revolving bank credit facility have requirements that may limit our operating and financial flexibility. Our indebtedness could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

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

Our success depends, in part, on the quality, efficacy and safety of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet customer or consumer standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

We have information systems that support our business processes, including supply chain, marketing, sales, order processing, distribution, finance and intracompany communications throughout the world. All of our global information systems are susceptible to outages due to fire, floods, tornadoes, hurricanes, power loss, telecommunications failures, security breaches and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, “hacking” and similar disruptions from unauthorized tampering. Our business, prospects, results of operations, financial condition or cash flows may be adversely affected by the occurrence of these or other events that could disrupt or damage our information systems, and/or any failure to properly maintain or upgrade our information systems.

We outsource certain functions, making us dependent on the entities and facilities performing those functions.

We are continually looking for opportunities to secure essential business services in a more cost-effective manner, without impacting the quality of the service rendered. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. These include certain information systems functions such as information technology operations and certain human resource functions such as employee benefit plan administration. We conduct appropriate due diligence before entering into agreements with the outsourcing entity, and use service level agreements and operating metrics to monitor and assess performance. We believe the failure of one or more entities to properly provide the expected services without disruption, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition. In addition, substantially all of our data center operations are located in a facility in Raleigh, North Carolina, and any loss of or damage to the facility could have a material adverse effect on our business, results of operations, prospects, financial condition or cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

United States.    Our corporate headquarters are located in Miramar, Florida, where we lease approximately 32,000 square feet of general office space under a lease that expires in June 2016. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2013. We also lease (i) a 76,000-square foot warehouse in Roanoke to coordinate returns processing that is leased through December 2011, (ii) a 180,000-square foot warehouse in Roanoke that is leased through February 2012, and (iii) a 274,000-square foot warehouse in Salem, Virginia that is leased through March 2016. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease 50,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2021. We lease approximately 49,500 square feet of general offices primarily for our marketing operations in New York City under a lease that expires in October 2017. We also lease small offices in Bentonville, Arkansas and Minneapolis, Minnesota.

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

We believe that additional office and warehouse space suitable for our needs is reasonably available in the markets in which we operate.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to a number of legal actions, proceedings, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding or claim contains an element of uncertainty and it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings, claims and disputes, based on current facts and circumstances our management believes that the outcome of such actions, proceedings, claims and disputes will not have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.    Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2009 through June 30, 2011.

Quarter Ended	High	Low
6/30/11	$31.84	$26.50
3/31/11	$31.00	$22.93
12/31/10	$24.00	$18.88
9/30/10	$20.00	$13.69
6/30/10	$19.50	$14.35
3/31/10	$19.50	$13.90
12/31/09	$15.90	$10.29
9/30/09	$12.48	$7.28

Holders.    As of August 15, 2011, there were 354 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends.    We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our revolving credit facility and the indenture relating to our 7 3/8% senior notes due 2021 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and satisfying a fixed charge coverage ratio after the payment of the dividends. See Notes 9 and 10 to the Notes to Consolidated Financial Statements.

Performance Graph.    The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the five fiscal years from July 1, 2006 through June 30, 2011.

The publicly traded companies in our peer group are The Estee Lauder Companies Inc., International Flavors and Fragrances, Inc., Inter Parfums, Inc., Physicians Formula Holdings, Inc., and Revlon, Inc. We believe that our peer group is a good representation of beauty companies with similar market capitalizations, channels of distribution and/or products as our company. The graph and table assume that $100 was invested on June 30, 2006 in each of the Russell 2000 Index, the peer group, and our common stock, and that all dividends were reinvested.

[Remainder of page intentionally left blank.]

	Fiscal Year Ended
	June 30,
	2007	2008	2009	2010	2011
Elizabeth Arden, Inc.	135.68	84.90	48.83	81.21	162.36
Russell 2000 Index	116.43	97.58	73.17	88.89	122.15
Peer Group	131.44	115.62	86.10	137.59	242.72

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Year Ended June 30,
(Amounts in thousands, except per share data)	2011		2010		2009		2008		2007
Selected Statement of Operations Data
Net sales	$1,175,500		$1,103,777		$1,070,225		$1,141,075		$1,127,476
Gross profit	556,277		495,974		433,155	(5)	461,873	(7)	457,679
Income from operations	77,575	(1)	44,793	(3)	10,335	(5)	49,030	(7)	74,006
Debt extinguishment charges	6,468		82		—		—		—
Net income (loss)	40,989		19,533		(6,163)		19,901		37,334

Selected Per Share Data
Earnings (loss) per common share
Basic	$1.47	(2)	$0.70	(4)	$(0.22	)(6)	$0.71	(8)	$1.35	(9)
Diluted	$1.41	(2)	$0.68	(4)	$(0.22	)(6)	$0.68	(8)	$1.30	(9)
Weighted average number of common shares
Basic	27,843		28,017		27,971		27,981		27,607
Diluted	29,008		28,789		27,971		29,303		28,826

Other Data
EBITDA(10)	$100,942		$73,170		$36,493		$73,798		$98,524
Net cash provided by operating activities	97,746		113,959		36,986		8,037		58,816
Net cash used in investing activities	(39,472)		(35,721)		(31,663)		(28,588)		(110,518)
Net cash used in financing activities	(28,519)		(74,337)		(7,529)		16,791		53,120

	Year Ended June 30,
	2011		2010		2009		2008		2007
Selected Balance Sheet Data
Cash	$58,850		$26,881		$23,102		$26,396		$30,287
Inventories	246,514		271,058		318,535		408,563		380,232
Working capital	388,897		306,524		286,611		306,735		298,165
Total assets	854,837		843,471		884,075		970,734		939,175
Short-term debt	—		59,000		115,000		119,000		97,640
Long-term debt, including current period	250,000		218,699		223,911		224,957		225,655
Shareholders’ equity	417,765		352,617		336,778		336,601		320,927

(1)	For the year ended June 30, 2011, income from operations includes (i) $0.3 million of restructuring expenses related to our Initiative, and (ii) $0.3 million of expenses related to implementation of our Oracle accounting and order processing systems.
(2)	For the year ended June 30, 2011, debt extinguishment charges, restructuring expenses related to our Initiative and Oracle accounting and order processing systems implementation costs reduced both basic and fully diluted earnings per share by $0.15.
(3)	For the year ended June 30, 2010, income from operations includes (i) $3.9 million of expenses related to implementation of our Oracle accounting and order processing systems, (ii) $1.9 million of restructuring expenses related to our Initiative, and (iii) $1.5 million of restructuring expenses that are not related to our Initiative.
(4)	For the year ended June 30, 2010, Oracle accounting and order processing systems implementation costs, restructuring expenses and debt extinguishment charges reduced basic and fully diluted earnings per share by $0.20 and $0.19, respectively.
(5)	For the year ended June 30, 2009, gross profit and income from operations include costs related to the global licensing agreement with Liz Claiborne of $18.9 million (which did not require the use of cash in the current period) for the Liz Claiborne inventory purchased by us at a higher cost prior to the effective date of the license agreement and $4.4 million ($1.0 million in gross profit) of Liz Claiborne transition expenses. In addition, income from operations includes (i) $3.4 million of expenses related to implementation of our Oracle accounting and order processing systems, (ii) $3.5 million of restructuring expenses related to our Initiative, and (iii) $1.1 million of restructuring expenses that are not related to our Initiative.
(6)	For the year ended June 30, 2009, Liz Claiborne related expenses, Oracle accounting and order processing systems implementation costs and restructuring expenses reduced basic and fully diluted earnings per share by $0.70 and $0.69, respectively.

(7)	For the year ended June 30, 2008, gross profit and income from operations include approximately $15.0 million in costs related to the global licensing agreement with Liz Claiborne including product discontinuation charges. In addition, income from operations includes an additional $12.0 million in Liz Claiborne related costs and $3.0 million of restructuring expenses, including $0.7 million related to our Initiative.
(8)	For the year ended June 30, 2008, Liz Claiborne related costs, including product discontinuation charges, and restructuring expenses reduced basic and fully diluted earnings per share by $0.65 and $0.63, respectively.
(9)	For the year ended June 30, 2007, restructuring charges reduced basic and fully diluted earnings per share by $0.07 and $0.06, respectively.
(10)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	it does not reflect any cash income taxes that we may be required to pay; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net income (loss) as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2011		2010		2009	2008		2007
Net income (loss)	$40,989		$19,533		$(6,163)	$19,901		$37,334
Provision for (benefit from) income taxes	8,637		3,293		(8,316)	1,534		7,474
Interest expense	21,481		21,885		24,814	27,595		29,198
Depreciation related to cost of goods sold	5,089		5,040		4,416	4,245		3,640
Depreciation and amortization	24,746		23,419		21,742	20,523		20,878

EBITDA	$100,942	(a)	$73,170	(b)	36,493 (c)	$73,798	(d)	$98,524	(e)

(a)	Includes $6.5 million of debt extinguishment charges, $0.3 million of restructuring charges related to our Initiative and $0.3 million related to the implementation of our Oracle accounting and order processing systems.
(b)	Includes $3.9 million related to the implementation of our Oracle accounting and order processing systems, $3.4 million of restructuring charges and $0.1 million of debt extinguishment charges.
(c)	Includes $23.3 million of costs related to the global licensing agreement with Liz Claiborne ($18.9 million of which did not require the use of cash in the current period), $4.6 million of restructuring charges and $3.4 million related to the implementation of our Oracle accounting and order processing systems.
(d)	Includes $27.0 million of costs related to the global licensing agreement with Liz Claiborne and $3.0 million of restructuring charges.
(e)	Includes $2.1 million of restructuring charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our branded products include the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden green tea and Pretty Elizabeth Arden; the Elizabeth Arden skin care brands: Ceramide, Eight Hour Cream, Visible Difference and Prevage; and the Elizabeth Arden branded lipstick, foundation and other color cosmetics products. Our prestige fragrance portfolio also includes the following celebrity, lifestyle and designer fragrances:

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Kate Spade New York, John Varvatos, Rocawear, Alberta Ferretti, Halston, Geoffrey Beene, Alfred Sung, Bob Mackie and Lucky

In addition to our owned and licensed fragrance brands, we distribute approximately 300 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

In fiscal 2011 we introduced several new products. Within the Elizabeth Arden brand, we launched Prevage Clarity and Prevage Eye, and re-introduced the classic Red Door fragrance. Within our fragrance portfolio, we introduced several new products including Peace Love & Juicy Couture, radiance Britney Spears, Violet Eyes Elizabeth Taylor, John Varvatos 10th Anniversary Limited Edition, Kate Spade Twirl, and Mariah Carey Lollipop Bling.

In fiscal 2012, we plan to launch a comprehensive brand repositioning for the Elizabeth Arden brand, designed to modernize the brand’s image and increase its relevance among target consumers. During fiscal 2012, we will also continue to innovate in the Elizabeth Arden brand with several new introductions planned for fiscal 2012 across the skincare, fragrance, and color categories, in addition to continued innovation planned for several fragrance brands, including Britney Spears, Juicy Couture, Curve, Rocawear, and John Varvatos. We will also premiere the first fragrance launch under our new license agreement with Taylor Swift in fall 2011.

Our business strategy is to increase net sales, operating margins and earnings by (a) increasing the sales of the Elizabeth Arden brand through leveraging the global awareness of the Elizabeth Arden brand name and the Red Door spa heritage, targeting fast-growing geographical markets, and focusing on our skin care expertise and classic products, such as our Eight Hour cream, Ceramide skin care products and Red Door fragrance, (b) increasing the sales of our prestige fragrance portfolio internationally, particularly in the large European fragrance market, and through licensing opportunities and acquisitions, (c) expanding the prestige fragrance category at mass retail customers in North America and expanding our market share in both prestige and mass retail channels, (d) continuing to expand operating margins, working capital efficiency and return on invested capital, and (e) capitalizing on the growth potential of our global brands by focusing on both organic growth opportunities as well as those achieved through new product innovation.

In fiscal 2011, gross margins improved as compared to the prior fiscal year by approximately 240 basis points. Going into fiscal 2012, we intend to continue to focus on expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, continuing our focus on improving our sales and operations planning processes and our supply chain and logistics efficiency and leveraging our overhead structure by increasing sales of our International segment. We expect our fiscal 2012 gross margins to improve an additional 200 to 225 basis points over our fiscal 2011 gross margin. We expect to use a portion of this anticipated margin improvement to support organic growth of our key brands and drive improved profitability. We have implemented a “turnkey” model for substantially all our fragrance and color cosmetic products in which our contract manufacturers have assumed the administrative responsibility for planning and purchasing raw materials and components, while we continue to govern strategic sourcing and pricing with all raw materials and components vendors. We expect to continue to implement this “turnkey” manufacturing model with respect to our skin care products during fiscal 2012.

We manage our business by evaluating net sales, gross margins, EBITDA (as defined in Note 10 under Item 6 “Selected Financial Data”), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information and Factors That May Affect Future Results.”

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

On August 10, 2011, we amended our long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates to acquire all of the U.S. and international trademarks for the Curve fragrance brands, as well as trademarks for certain other smaller fragrance brands. The amendment also establishes a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduces the future minimum guaranteed royalties for the term of the license, and requires a pre-payment of royalties for the remainder of calendar 2011. We paid Liz Claiborne, Inc. $58.4 million in cash in connection with this transaction. The allocation of the $58.4 million to the net assets acquired has not been finalized.

During fiscal 2011, we substantially completed the implementation of a series of activities intended to increase business efficiencies throughout our company, particularly in the supply chain, distribution, logistics, information technology and finance areas, to improve our cash flow, operating margins and profitability and to accommodate the anticipated growth of our business. We call this effort our Global Efficiency Re-engineering initiative, or simply the Initiative, and it consists of (i) improvements in the efficiency of our supply chain, distribution, logistics and business processes, (ii) a migration to a shared services model to simplify transaction processing by consolidating our primary global transaction processing functions, and (iii) the implementation of an Oracle financial accounting and order processing system.

In connection with the Initiative, we implemented a restructuring plan that resulted in restructuring and one-time expenses, including severance, relocation, recruiting and temporary staffing expenditures. Substantially all of these expenses were incurred in fiscal years 2009 and 2010. From inception through June 30, 2011, we incurred a total of $14.0 million before taxes, which included $7.6 million related to our Oracle system implementation, and $6.4 million for initiative-related restructuring. We do not expect to incur any additional expenses related to the Initiative and the total amount from inception of $14.0 million is consistent with our original projection of $12.0 million to $14.0 million.

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

Our intangible assets consist of exclusive brand licenses, trademarks, patents and other intellectual property, customer relationships and lists, non-compete agreements and goodwill. The value of these assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. Goodwill and intangible assets with indefinite lives such as our Elizabeth Arden trademarks, are not amortized, but rather tested for impairment at least annually. We typically perform our annual impairment test during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value.

During the quarter ended June 30, 2011, we completed our annual impairment testing of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. During the quarter ended June 30, 2011, we also completed our annual impairment testing of goodwill. In assessing the fair value of these assets, we considered the income approach and market approach. Under the income approach, the fair value is based on the present value of estimated future cash flows. Under the market approach, the fair value is based on quoted market prices and the number of shares outstanding of our common stock. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. A hypothetical 10% decrease to the fair value of our Elizabeth Arden trademarks or a hypothetical 1% increase in the discount rate used to estimate fair value would not result in an impairment of our Elizabeth Arden trademarks. A hypothetical 10% decrease in the fair value of our North America reporting unit would not result in an impairment of our goodwill.

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

Long-Lived Assets.    We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. An impairment loss is recognized to the extent the carrying amount of the asset exceeds its estimated fair value. Because the fair value is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. The same circumstances that could affect the estimated useful life of a long-lived asset, as discussed above, could cause us to change our estimate of the fair value of that asset, which could result in additional charges to net income. We did not record any adjustments to our long-lived assets in fiscal 2011, 2010 and 2009. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Allowances for Sales Returns and Markdowns.    As is customary in the prestige beauty business, we grant certain of our customers (primarily North American prestige department stores and specialty beauty stores) subject to our authorization and approval, the right to either return product for credit against amounts previously billed or to receive a markdown allowance. Upon sale to such customers, we record a provision for product returns and markdowns estimated based on our level of sales, historical and projected experience with product returns and markdowns in each of our business segments and with respect to each of our product types, current economic trends and changes in customer demand and customer mix. We make detailed estimates at the segment, product and customer level, which are then aggregated to arrive at a consolidated provision for product returns and markdowns and are reviewed periodically as facts and circumstances warrant. Such provisions and markdown allowances are recorded as a reduction of net sales. Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales is made to prestige department stores and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. As a percentage of gross sales, our expense for returns and markdowns was 8.3%, 9.2% and 8.1% for the fiscal years ending June 30, 2011, 2010 and 2009, respectively. A hypothetical 5% change in the value of our allowance for sales returns and markdowns as of June 30, 2011 would result in a $1.0 million change to net income.

Allowances for Doubtful Accounts Receivable.    We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. It is reasonably likely that actual experience will differ from our estimates, which may result in an increase or decrease in the allowance for doubtful accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made. A hypothetical 5% change in the value of our allowance for doubtful accounts receivable as of June 30, 2011 would result in a $0.3 million change to net income.

Provisions for Inventory Obsolescence.    We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change. If, for example, demand for our products declines or if we decide to discontinue certain products, we may need to increase our provision for inventory obsolescence which would result in additional charges to net income. A hypothetical 5% change in the value of our provision for inventory obsolescence as of June 30, 2011 would result in a $0.9 million change to net income.

Hedge Contracts.    We have designated each qualifying foreign currency contract we have entered into as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the balance sheet. Gains and losses will only be recognized in earnings in the period in which the forecasted transaction affects earnings.

Share-Based Compensation.    All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of our common stock on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the fiscal years ended June 30, 2011, 2010 or 2009 relating to foreign currency contracts used to hedge forecasted revenues or forecasted inventory purchases resulting from hedge ineffectiveness.

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

The table below summarizes the effect of the pre-tax (loss) gain from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the years ended June 30, 2011, 2010 and 2009.

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Net Sales	$(975)	$766	$14,124
Cost of Sales	(2,199)	(662)	852
Selling, general and administrative	(3,209)	1,336	3,252

Total pre-tax (loss) gain	$(6,383)	$1,440	$18,228

RESULTS OF OPERATIONS

The following table compares our historical results of operations, including as a percentage of net sales, on a consolidated basis, for the years ended June 30, 2011, 2010 and 2009. (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Year Ended June 30,
	2011		2010		2009
Net sales	$1,175,500	100.0%	$1,103,777	100.0%	$1,070,225	100.0%
Cost of sales	614,134	52.3	602,763	54.6	632,654	59.1
Depreciation related to cost of goods sold	5,089	0.4	5,040	0.5	4,416	0.4
Gross profit	556,277	47.3	495,974	44.9	433,155	40.5
Selling, general and administrative expenses	453,956	38.6	427,762	38.7	401,078	37.5
Depreciation and amortization	24,746	2.1	23,419	2.1	21,742	2.0
Income from operations	77,575	6.6	44,793	4.1	10,335	1.0
Interest expense	21,481	1.8	21,885	2.0	24,814	2.3
Debt extinguishment charges	6,468	0.6	82	—	—	—
Income (loss) income before income taxes	49,626	4.2	22,826	2.1	(14,479)	(1.4)
Provision for (benefit from) income taxes	8,637	0.7	3,293	0.3	(8,316)	(0.8)
Net income (loss)	40,989	3.5	19,533	1.8	(6,163)	(0.6)

	Year Ended June 30,
	2011		2010		2009
Other data:
EBITDA and EBITDA margin(1)	$100,942	8.6%	$73,170	6.6%	$36,493 (2)	3.4%

(1)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 10 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.
(2)	Includes $23.3 million of expenses ($18.9 million of which did not require the use of cash), related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement, and transition expenses.

At June 30, 2011, our operations were organized into the following reportable segments:

•

North America — Our North America segment sells our portfolio of owned, licensed and distributed brands, including our Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and global e-commerce business. This segment also sells our Elizabeth Arden products through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from us for use in its salons.

•

International — Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 100 countries outside of North America to perfumeries, boutiques, department stores, travel retail outlets and distributors.

Commencing July 1, 2010, our operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of our business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as our Other segment, was consolidated with the North America Fragrance segment to create the North America segment.

Segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Initiative, and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. Effective July 1, 2010, (a) employee incentive costs were fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan were recorded in our reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. We do not have any intersegment sales.

The following table is a comparative summary of our net sales and segment profit (loss) by reportable segment for the years ended June 30, 2011, 2010 and 2009, and reflects the basis of presentation described in Note 1 — “General Information & Summary of Significant Accounting Policies” and Note 18 — “Segment Data and Related Information” to the Notes to Consolidated Financial Statements for all periods presented.

	Year Ended June 30,
(Amounts in thousands)	2011		2010		2009
Segment Net Sales:
North America	$756,731		$719,330		$703,864
International	418,769		384,447		366,361

Total	$1,175,500		$1,103,777		$1,070,225

Segment Profit (Loss):
North America	$104,013		$92,741		$88,807
International	6,420		551		(17,232)
Less:
Depreciation and Amortization	29,835		28,459		26,158
Interest expense, net	21,481		21,885		24,814
Consolidation and Elimination Adjustments	1,854		13,509	(2)	4,784
Unallocated Corporate Expenses	7,637	(1)	6,613	(3)	30,298 (4)

Income (Loss) Before Income Taxes	$49,626		$22,826		$(14,479)

(1)	Amounts shown for the year ended June 30, 2011 include (i) $6.5 million of debt extinguishment charges, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, (iii) $0.3 million of restructuring expenses related to the Initiative, and (iv) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.
(2)	Amounts for the year ended June 30, 2010, include $5.5 million related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.
(3)	Amounts for the year ended June 30, 2010, include (i) $3.9 million of expenses related to the implementation of an Oracle accounting and order processing system, (ii) $1.9 million of restructuring expenses related to the Initiative, (iii) $0.7 million of restructuring expenses not related to the Initiative, and (iv) $0.1 million of debt extinguishment costs.

(4)	In May 2008, we entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown for the year ended June 30, 2009 include (i) $23.3 million of expenses ($18.9 million of which did not require the use of cash) related to our Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses, (ii) $3.5 million of restructuring expenses related to the Initiative, (iii) $3.4 million of expenses related to the implementation of our Oracle accounting and order processing systems, and (iv) $0.1 million of restructuring expenses not related to the Initiative.

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

Net Sales.    Net sales increased by 6.5% or $71.7 million for the year ended June 30, 2011, compared to the year ended June 30, 2010. Excluding the favorable impact of foreign currency translation, net sales increased by 5.9% or $64.9 million. Net sales of Elizabeth Arden branded products increased by $32.8 million, led primarily by higher sales of skin care products and fragrances. Net sales of licensed and other owned products increased by $37.5 million, primarily due to higher sales of (i) the Juicy Couture fragrances, (ii) the recently licensed fragrance brands of John Varvatos and Kate Spade, and (iii) Britney Spears fragrances due to the launch of radiance Britney Spears. Partially offsetting these net sales increases were lower sales of Rocawear, Usher and Alberta Ferretti fragrances. Sales of distributed brands were $3.4 million higher than the prior year. Pricing changes had an immaterial effect on net sales.

North America

Net sales increased by 5.2% or $37.4 million. Excluding the favorable impact of foreign currency translation, net sales increased by 4.9% or $35.2 million. Net sales of Elizabeth Arden branded products increased by $18.4 million as higher sales of skin care and color cosmetic products were slightly offset by lower sales of fragrances. Net sales of licensed and other owned products increased by $15.0 million primarily due to higher sales of Juicy Couture fragrances and the recently licensed fragrance brands of John Varvatos and Kate Spade, partially offset by lower sales of Britney Spears and Rocawear fragrances. Sales of distributed brands increased by $3.5 million over the prior year. Net sales to mass retail customers increased by $36.9 million.

International

Net sales increased by 8.9% or $34.3 million. Excluding the favorable impact of foreign currency translation, net sales increased by 7.7 % or $29.7 million. Net sales of Elizabeth Arden branded products increased by $14.4 million, led by higher sales of fragrances and skin care products. Net sales of licensed and other owned products also increased by $22.5 million, primarily due to higher sales of (i) the Juicy Couture fragrances, due primarily to the launch of Peace Love & Juicy Couture, and (ii) Britney Spears fragrances, due primarily to the launch of radiance Britney Spears, and (iii) the recently licensed John Varvatos fragrances, slightly offset by lower sales of Alberta Ferretti fragrances. Our results were led by higher net sales of $20.8 million for travel retail and distributor markets and higher net sales of $7.3 million in Europe, primarily in the United Kingdom.

Gross Margin.    For the years ended June 30, 2011 and 2010, gross margins were 47.3% and 44.9%, respectively. Gross margin in the current year period benefited from a higher proportion of basic sales of Elizabeth Arden products and licensed brands, which reflect higher gross margins as compared to distributed brands and promotional product sales, as well as improved operating efficiencies due to the Initiative.

SG&A.    Selling, general and administrative expenses increased 6.1%, or $26.2 million, for the year ended June 30, 2011, compared to the year ended June 30, 2010. The increase was due to higher marketing and sales expenses of $15.9 million and higher general and administrative expenses of $10.3 million. The increase in marketing and sales expenses was primarily due to (i) higher media expenses of $7.4 million, (ii) higher marketing and sales overhead expenses of $5.2 million, and (iii) higher royalty expenses of $3.4 million due to higher sales of licensed brands. The increase in general and administrative expenses was principally due to higher payroll and incentive compensation costs of $15.0 million, and higher professional services costs, partially offset by lower restructuring expenses and Initiative-related one-time costs and $3.1 million of higher losses in the prior year period related to the impact of foreign currency translation of our affiliates’ balance sheets. For the year ended June 30, 2011, total restructuring and Initiative-related one-time costs totaled $1.4 million as compared to $7.3 million for the year ended June 30, 2010.

Segment Profit (Loss)

North America

Segment profit increased 12.2% or $11.3 million. The increase in segment profit was due to higher net sales and gross profit, partially offset by higher selling, general and administrative expenses as further described above.

International

Segment profit increased 1,065.2% or $5.9 million. The increase in segment profit was due to higher net sales and gross profit, partially offset by higher selling, general and administrative expenses as further described above.

Interest Expense.    Interest expense, net of interest income, decreased 1.8%, or $0.4 million, for the year ended June 30, 2011, compared to the year ended June 30, 2010. The decrease was due to lower average borrowings under our revolving bank credit facility, partially offset by higher long-term debt during the second half of fiscal 2011 as a result of the higher aggregate principal amount of our 7 3/8% senior notes issued in January 2011, as compared to our 7 3/4% senior subordinated notes that were repurchased or redeemed with the proceeds from the sale of our 7 3/8% senior notes. See Note 9 and Note 10 to the Notes to Consolidated Financial Statements.

Debt Extinguishment Charges.    For the year ended June 30, 2011, we recorded $6.5 million in debt extinguishment charges related to the purchase and redemption of our previously outstanding 7 3/4% senior subordinated notes and the amendment of our revolving bank credit facility. See Note 9 and Note 10 to the Notes to Consolidated Financial Statements. For the year ended June 30, 2010, we recorded $0.1 million in debt extinguishment charges related to the repurchase of $5.0 million of our 7 3/4% senior subordinated notes.

Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the years ended June 30, 2011 and 2010:

	Year Ended
(Amounts in thousands)	June 30, 2011	June 30, 2010
Domestic pre-tax income	$5,887	$222
Foreign pre-tax income	43,739	22,604

Total income before income taxes	$49,626	$22,826

Effective tax rate	17.4%	14.4%

The increase in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher earnings contributions from our domestic operations in the current year period as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions that have different tax rates. Our domestic operations are tax-effected at a higher rate than our foreign operations. The current year effective tax rate included a net tax benefit of $1.4 million, of which (i) $0.9 million related to the closure of foreign tax audits and was recorded in the fourth quarter, (ii) $0.3 million related to the reversal of valuation allowances associated with net operating losses previously recorded by certain international subsidiaries that became realizable, and (iii) $0.2 million related to tax benefits due to changes in estimates for certain entities. The prior year effective tax rate included a net tax benefit of $1.1 million, of which (i) $0.8 million related to the expiration of the statute of limitations for certain unrecognized tax benefits, (ii) $0.5 million related to the reversal of valuation allowances associated with net operating losses previously recorded by certain international subsidiaries that became realizable, and (iii) $0.4 million related to tax benefits due to changes in estimates for certain entities that was partially offset by increased taxes of $0.6 million resulting from changes in statutory tax rates. Also included in the current and prior year effective tax rates were tax benefits of $0.6 million related to research and development and foreign tax credits. See Note 12 to the Notes to Consolidated Financial Statements.

Net Income.    Net income for the year ended June 30, 2011, was $41.0 million compared to $19.5 million for the year ended June 30, 2010. The increase in net income was the result of higher net income from operations, partially offset by the $6.5 million in debt extinguishment charges and a higher effective tax rate in the current year period.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $27.8 million to $100.9 million for the year ended June 30, 2011, compared to $73.2 million for the year ended June 30, 2010. The increase in EBITDA was the result of higher income from operations, partially offset by the $6.5 million in debt extinguishment charges in the current year period. For a discussion of EBITDA and a reconciliation of net income to EBITDA for the years ended June 30, 2011 and 2010, see Note 10 under Item 6, “Selected Financial Data.”

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

North America

Net sales increased by 2.2% or $15.5 million. Excluding the favorable impact of foreign currency translation, net sales increased by 1.8% or $12.8 million. The increase in net sales was primarily due to higher sales of the Juicy Couture fragrance brands, due to the current year launch of Couture Couture and the continued roll out of the prior year launch of Viva La Juicy. Also contributing to the increase were higher sales of Britney Spears and Mariah Carey fragrance brands as well as Elizabeth Arden skin care and color cosmetic products. These increases were partially offset by a decline in sales of distributed brands and Usher fragrances. While net sales, primarily to U.S. department store customers, decreased by $17.4 million, sales to other customers, primarily mass customers, increased by $32.9 million.

International

Net sales increased by 4.9% or $18.1 million. Excluding the favorable impact of foreign currency translation, net sales increased by 1.1% or $4.1 million. Net sales in our travel retail and distributor markets were $13.8 million higher than in the prior year period. The current year period also benefited from incremental sales due to the international roll-out of Viva La Juicy and the launches of Couture Couture and the Alberta Ferretti fragrance. Net sales in the prior year period included gains of $14.1 million from our settled foreign currency contracts.

Gross Margin.    For the year ended June 30, 2010 and 2009, gross margins were 44.9% and 40.5%, respectively. Gross margin for the year ended June 30, 2009, included $19.9 million of charges ($18.9 million of which did not require the use of cash) related to the higher cost Liz Claiborne inventory purchased prior to the June 2008 effective date of the Liz Claiborne license agreement, which reduced gross margin for fiscal 2009 by approximately 190 basis points. In addition, gross margin in the current year period benefited from a higher proportion of sales of basic stock items of owned and licensed brands, which reflect higher gross margins as compared to distributed brands and promotional product sales, the favorable impact of foreign currency translation, and lower distribution and freight costs.

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

Segment Profit (Loss)

North America

Segment profit increased 4.4% or $3.9 million. The increase in segment profit was mostly due to higher sales and improved gross margins due to a higher proportion of basic stock sales of owned and licensed brands, which reflect higher gross margins as compared to distributed brands and promotional product sales and lower freight and distribution costs, partially offset by higher selling, general and administrative expenses.

International

Segment profit was $0.6 million as compared to a segment loss of $17.2 million in the prior year period. The improvement in segment results was primarily due to the impact of favorable foreign currency translation and improved gross margins due to a higher proportion of basic stock sales, which have higher gross margins as compared to promotional product sales, and lower freight and distribution costs, partially offset by higher selling, general and administrative expenses.

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

The decrease in the effective tax rate in the current year as compared to the prior year was mainly due to (i) higher earnings contributions from our international operations in the current period as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions that have different tax rates. Our domestic operations are tax-effected at a higher rate than our international operations. The current year effective tax rate included a net tax benefit of $1.1 million, of which (i) $0.8 million related to the expiration of the statute of limitations for certain unrecognized tax benefits, (ii) $0.4 million related to tax benefits due to changes in estimates for certain entities, and (iii) $0.5 million related to the reversal of valuation allowances associated with the net operating losses previously recorded by certain international subsidiaries that became realizable that was partially offset by increased taxes of $0.6 million resulting from changes in statutory tax rates. The prior year effective tax rate included a net tax charge of $0.5 million related to valuation allowances associated with net operating losses generated by certain international subsidiaries, and changes to statutory tax rates. Also included in the current and prior year effective tax rates were tax benefits of $0.6 million and $0.7 million, respectively, related to research and development and foreign tax credits. See Note 12 to the Notes to Consolidated Financial Statements.

Net Income (Loss).    Net income for the year ended June 30, 2010, was $19.5 million compared to a net loss of $6.2 million for the year ended June 30, 2009. The increase in net income was primarily the result of higher sales, improved gross margins, and lower interest expense in the current year period, partially offset by higher selling, general and administrative expenses.

EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $36.7 million to $73.2 million for the year ended June 30, 2010, compared to $36.5 million for the year ended June 30, 2009. The increase in EBITDA was primarily the result of higher sales, improved gross margins and lower interest expense, partially offset by higher selling, general and administrative expenses in the current year period. For a reconciliation of net income to EBITDA for the years ended June 30, 2010 and 2009, see Note 10 under Item 6, “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2011, approximately 59% of our net sales were made during the first half of our fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Net cash provided by operating activities	$97,746	$113,959	$36,986
Net cash used in investing activities	(39,472)	(35,721)	(31,663)
Net cash used in financing activities	(28,519)	(74,337)	(7,529)
Net increase (decrease) in cash and cash equivalents	31,969	3,779	(3,294)

Operating Activities

Cash provided by our operating activities is driven by net income adjusted for non-cash expenses and debt extinguishment charges, and changes in working capital. The following chart illustrates our net cash provided by operating activities during the years ended June 30, 2011, 2010 and 2009:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Net income including adjustments to reconcile to net cash provided by operating activities	$85,645	$52,308	$12,737
Net change in assets and liabilities, net of acquisitions (“working capital changes”)	12,101	61,651	24,249

Net cash provided by operations	$97,746	$113,959	$36,986

For the year ended June 30, 2011, net cash provided by operating activities was $97.7 million, as compared to $114.0 million for the year ended June 30, 2010. Net income adjusted for non-cash items and debt extinguishment charges increased by $33.3 million as compared to the prior year. Working capital changes provided cash of $12.1 million in the current year period as compared to $61.7 million in the prior year. This decrease in cash provided by working capital changes primarily related to (i) inventory as the prior year period included significant reductions in inventory levels, and (ii) continued reductions in accounts payable.

For the year ended June 30, 2010, net cash provided by operating activities was $114.0 million, as compared to $37.0 million for the year ended June 30, 2009. This increase in cash provided by operating activities was principally due to higher net income and an increase in cash provided by working capital changes primarily related to improved account receivable collections and continued reductions in inventory levels. Working capital changes provided cash of $61.7 million for the fiscal year ended June 30, 2010 as compared to $24.2 million for the fiscal year ended June 30, 2009.

Investing Activities

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2011, 2010 and 2009:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Additions to property and equipment	$(25,608)	$(35,388)	$(26,330)
Acquisition of intangible and other assets	(13,864)	(333)	(5,333)

Total	$(39,472)	$(35,721)	$(31,663)

For the year ended June 30, 2011, net cash used in investing activities of $39.5 million was composed of (i) $25.6 million of capital expenditures primarily for in-store counters and displays, leasehold improvements and computer hardware and software, and (ii) $13.9 million of payments related to the acquisition of the Prevage trademarks and related patents and the global license agreement with John Varvatos Apparel Corp. for the manufacture, distribution and marketing of John Varvatos fragrances. For the year ended June 30, 2010, net cash used in investing activities of $35.7 million was composed of approximately $35.4 million of capital expenditures primarily for the implementation of the Oracle financial accounting and order processing system, in-store counters and displays, tools and molds, and computer hardware and software. In addition, the prior year net cash used in investing activities included the remaining installment of contingent consideration of $0.3 million associated with our acquisition of the fragrance business of Sovereign Sales LLC in 2006. The decrease in capital expenditures for the fiscal year ended June 30, 2011 is primarily due to expenditures incurred in the prior year period for the implementation of our new accounting and order processing system.

We currently expect to incur between $25 million and $30 million in capital expenditures in the year ending June 30, 2012, primarily for in-store counters and displays, leasehold improvements, and computer hardware and software.

Financing Activities

The following chart illustrates our net cash used in financing activities during the years ended June 30, 2011, 2010 and 2009:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Payments on short-term debt	$(59,000)	$(56,000)	$(4,000)
Proceeds from (payments on) long-term debt	243,996	(545)	(1,149)
Repurchase of senior subordinated notes	(223,332)	(5,000)	—
Repurchase of common stock	(13,758)	(13,779)	(1,566)
Proceeds from the exercise of stock options	20,432	1,591	668
All other financing activities	3,143	(604)	(1,482)

Total	$(28,519)	$(74,337)	$(7,529)

On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Concurrently with the offering of the 7 3/8% senior notes, the Company commenced a cash tender offer and consent solicitation for any and all of its $220 million of outstanding 7 3/4% senior subordinated notes due January 2014. All of the outstanding 7 3/4% senior subordinated notes were either purchased or redeemed during the third quarter of fiscal 2011. See Note 10 to the Notes to Consolidated Financial Statements for further information.

For the year ended June 30, 2011, net cash used in financing activities was $28.5 million, as compared to net cash used in financing activities of $74.3 million for the year ended June 30, 2010. The decrease in net cash used in financing activities resulted primarily from the refinancing of our senior notes in January 2011, including using the proceeds to pay down borrowings under our credit facility. For the year ended June 30, 2011, borrowings under our credit facility decreased by $59.0 million. There were no borrowings outstanding under our credit facility at June 30, 2011. Proceeds from the exercise of stock options were $20.4 million for the current year period compared to $1.6 million for the prior year period. Repurchases of common stock for both the years ended June 30, 2011 and 2010 were $13.8 million. The repurchases of common stock for the current year period, include approximately $1.2 million for the settlement of shares that were repurchased at the end of fiscal 2010 under our repurchase program and approximately $3.4 million for shares withheld by us upon the March 2011 vesting of certain market-based restricted stock granted in 2005 to satisfy minimum statutory tax withholding obligations resulting from such vesting.

For the year ended June 30, 2010, net cash used in financing activities was $74.3 million, as compared to net cash used in financing activities of $7.5 million for the year ended June 30, 2009. During the year ended June 30, 2010, borrowings under our credit facility decreased by $56.0 million to $59.0 million at June 30, 2010, and we also made payments under capital lease obligations of $1.9 million. In addition, in May 2010, we repurchased $5.0 million of our then outstanding 7 3/4% senior subordinated notes. During the year ended June 30, 2009, borrowings under our credit facility decreased by $4.0 million to $115.0 million at June 30, 2009, and we also made payments under capital lease obligations of $2.0 million. For the year ended June 30, 2010, repurchases of common stock totaled $13.8 million compared to $1.6 million for the year ended June 30, 2009.

Interest paid during the year ended June 30, 2011, included $16.0 million of interest payments on the 7 3/4% senior subordinated notes and $2.3 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2010, included $17.5 million of interest payments on the 7 3/4% senior subordinated notes and $2.9 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2009, included $17.4 million of interest payments on the 7 3/4% senior subordinated notes and $7.0 million of interest paid on the borrowings under our credit facility.

At June 30, 2011, we had approximately $58.9 million of cash, of which $43.1 million was held outside of the United States. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

Debt and Contractual Financial Obligations and Commitments.    At June 30, 2011, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including current portion	$250,000	$—	$—	$—	$250,000
Interest payments on long-term debt(1)	179,768	18,438	36,876	36,876	87,578
Operating lease obligations	72,914	17,165	23,820	17,551	14,378
Purchase obligations(2)	393,626	274,020	59,502	36,604	23,500
Other long-term obligations(3)	3,986	—	3,986	—	—

Total	$900,294	$309,623	$124,184	$91,031	$375,456

(1)	Consists of interest at the rate of 7 3/8% per annum on the $250 million aggregate principal amount of 7 3/8% senior notes. See Note 10 to the Notes to Consolidated Financial Statements.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Excludes $3.4 million of gross unrecognized tax benefits that, if not realized, would result in cash payments. We cannot currently estimate when, or if, the payments will be due. See Note 12 to the Notes to Consolidated Financial Statements.

Future Liquidity and Capital Needs.    Our principal future uses of funds are for working capital requirements, including brand and product development and marketing expenses, new product launches, additional brand acquisitions or product licensing and distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase material amounts of our common stock and senior notes through open market purchases, privately negotiated transactions or otherwise, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We have historically financed our working capital needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

We have a revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In January 2011, the credit facility was amended to, among other things (i) reduce its size from $325 million to $300 million, with a sub-limit of $25 million for letters of credit, (ii) revise the interest rate and unused commitment fee applicable under the credit facility, and (iii) extend its maturity from December 2012 to January 2016. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions.

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

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for each of the quarters during fiscal 2011 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2011. We were in compliance with all applicable covenants under the credit facility for the quarter and year ended June 30, 2011.

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

Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an “Applicable Margin” which is determined by reference to a debt service coverage ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the credit facility. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions.

At June 30, 2011, the Applicable Margin was 2.0% for LIBOR loans and 0.5% for prime rate loans. The commitment fee on the unused portion of the credit facility at June 30, 2011 was 0.50%. For both the years ended June 30, 2011 and 2010, the weighted average annual interest rate on borrowings under our credit facility was 2.2%.

At June 30, 2011, we had (i) no outstanding borrowings and $5.6 million in letters of credit outstanding under the credit facility, (ii) $128.2 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $127.9 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

At June 30, 2011, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and will be payable semi-annually on March 15 and September 15 of every year, commencing on September 15, 2011. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility to the extent of the collateral securing the credit facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

On August 10, 2011, we amended our long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates to acquire all of the U.S. and international trademarks for the Curve fragrance brands, as well as trademarks for certain other smaller fragrance brands. The amendment also establishes a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduces the future minimum guaranteed royalties for the term of the license, and requires a pre-payment of royalties for the remainder of calendar 2011. We paid Liz Claiborne, Inc. $58.4 million in cash in connection with this transaction. The allocation of the $58.4 million to the net assets acquired has not been finalized.

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

Repurchases of Common Stock.    On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of June 30, 2011, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the fiscal year ended June 30, 2011, we repurchased 598,703 shares of common stock on the open market under the share repurchase program, at an average price of $15.27 per share and at a cost of $9.2 million, including sales commissions, all of which were repurchased during the first quarter of fiscal 2011.

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially from our forward-looking statements is set forth below, and these factors are discussed in greater detail under Item 1A — “Risk Factors” of this Annual Report on Form 10-K:

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

•	our reliance on license agreements with third parties for the rights to sell many of our prestige fragrance brands;

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

•	the success of our Initiative, including our transition to a turnkey manufacturing process and our new financial accounting and order processing system;

•	our ability to effectively implement, manage and maintain our global information systems;

•	our reliance on certain third parties for certain outsourced business services, including information technology operations and employee benefit plan administration;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2011, we had no borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the year ended June 30, 2011, and assuming there had been a two percentage point (200 basis points) change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2011 would have increased or decreased by $1.5 million. See Note 9 to the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 100 countries around the world. During the fiscal year ended June 30, 2011, we derived approximately 40% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

As of June 30, 2011, our subsidiaries outside the United States held 33.8% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in accumulated other comprehensive loss in our consolidated balance sheets.

As of June 30, 2011, we had notional amounts of 10.4 million British pounds under open foreign currency contracts that expire between July 31, 2011 and May 31, 2012 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2011, we had notional amounts of 14.5 million Canadian dollars and 10.6 million Australian dollars under open foreign currency contracts that expire between July 31, 2011 and May 31, 2012 to hedge a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries’ cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the year ended June 30, 2011 from settled contracts was approximately $2.4 million. At June 30, 2011, the unrealized loss, net of taxes, associated with these open contracts of approximately $1.4 million is included in accumulated other comprehensive income (loss) in our consolidated balance sheet. See Note 15 to the Notes to Consolidated Financial Statements.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. As of June 30, 2011, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the year ended June 30, 2011, was $2.8 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2011 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of the other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting for the year ended June 30, 2011, and has expressed an unqualified opinion in their report, which is included herein.

/s/ E. Scott Beattie	/s/ Stephen J. Smith
E. Scott Beattie Chairman, President and Chief Executive Officer	Stephen J. Smith Executive Vice President and Chief Financial Officer

August 16, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

    Elizabeth Arden, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
August 16, 2011

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except shares and par value)

	As of
	June 30, 2011	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$58,850	$26,881
Accounts receivable, net	165,622	170,067
Inventories	246,514	271,058
Deferred income taxes	37,683	33,496
Prepaid expenses and other assets	45,725	58,892

Total current assets	554,394	560,394
Property and equipment, net	82,762	76,583
Exclusive brand licenses, trademarks and intangibles, net	184,758	179,444
Goodwill	21,054	21,054
Debt financing costs, net	8,740	3,509
Deferred income taxes	2,521	1,301
Other	608	1,186

Total assets	$854,837	$843,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$59,000
Accounts payable — trade	47,951	98,441
Other payables and accrued expenses	117,546	96,429

Total current liabilities	165,497	253,870

Long-term Liabilities
Long-term debt	250,000	218,699
Deferred income taxes and other liabilities	21,575	18,285

Total long-term liabilities	271,575	236,984

Total liabilities	437,072	490,854

Commitments and contingencies (see Note 11)
Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 33,452,687 and 31,897,303 shares issued, respectively	334	319
Additional paid-in capital	327,226	297,137
Retained earnings	159,935	118,946
Treasury stock (4,353,200 and 3,632,589 shares at cost, respectively)	(74,871)	(62,303)
Accumulated other comprehensive income (loss)	5,141	(1,482)

Total shareholders’ equity	417,765	352,617

Total liabilities and shareholders’ equity	$854,837	$843,471

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended June 30,
	2011	2010	2009
Net sales	$1,175,500	$1,103,777	$1,070,225
Cost of goods sold:
Cost of sales	614,134	602,763	632,654
Depreciation related to cost of goods sold	5,089	5,040	4,416

Total cost of goods sold	619,223	607,803	637,070

Gross profit	556,277	495,974	433,155
Operating expenses
Selling, general and administrative	453,956	427,762	401,078
Depreciation and amortization	24,746	23,419	21,742

Total operating expenses	478,702	451,181	422,820

Income from operations	77,575	44,793	10,335
Other expense
Interest expense	21,481	21,885	24,814
Debt extinguishment charges	6,468	82	—

Other expense, net	27,949	21,967	24,814

Income (loss) before income taxes	49,626	22,826	(14,479)
Provision for (benefit from) income taxes	8,637	3,293	(8,316)

Net income (loss)	$40,989	$19,533	$(6,163)

Net income (loss) per common share:
Basic	$1.47	$0.70	$(0.22)

Diluted	$1.41	$0.68	$(0.22)

Weighted average number of common shares:
Basic	27,843	28,017	27,971

Diluted	29,008	28,789	27,971

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2008	31,157	$312	$280,973	$105,576	(2,475)	$(45,768)	$(4,492)	$336,601
Issuance of common stock upon exercise of stock options	62	1	667	—	—	—	—	668
Issuance of common stock for employee stock purchase plan	176	2	1,388	—	—	—	—	1,390
Issuance of restricted stock, net of forfeitures	50	1	(1)	—	—	—	—	—
Amortization of share-based awards	—	—	2,820	—	—	—	—	2,820
Repurchase of common stock	—	—	—	—	(253)	(1,566)	—	(1,566)
Comprehensive income:
Net loss	—	—	—	(6,163)	—	—	—	(6,163)

Foreign currency translation adjustments	—	—	—	—	—	—	(6,483)	(6,483)

Disclosure of reclassification amounts, net of taxes
Unrealized hedging gain arising during the period	—	—	—	—	—	—	22,974	22,974
Less: reclassification adjustment for hedging gains included in net income	—	—	—	—	—	—	(13,463)	(13,463)

Net unrealized cash flow hedging gain	—	—	—	—	—	—	9,511	9,511

Total comprehensive (loss) income	—	—	—	(6,163)	—	—	3,028	(3,135)

Balance at June 30, 2009	31,445	$316	$285,847	$99,413	(2,728)	$(47,334)	$(1,464)	$336,778

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2009	31,445	$316	$285,847	$99,413	(2,728)	$(47,334)	$(1,464)	$336,778
Issuance of common stock upon exercise of stock options	155	2	1,589	—	—	—	—	1,591
Issuance of common stock for employee stock purchase plan	149	1	1,322	—	—	—	—	1,323
Issuance of restricted stock, net of forfeitures	148		—	—	—	—	—	—
Amortization of share-based awards	—	—	4,771	—	—	—	—	4,771
Repurchase of common stock	—	—	—	—	(905)	(14,969)	—	(14,969)
Excess tax benefit from share-based awards	—	—	3,608	—	—	—	—	3,608
Comprehensive income:
Net income	—	—	—	19,533	—	—	—	19,533

Foreign currency translation adjustments	—	—	—	—	—	—	(397)	(397)

Disclosure of reclassification amounts, net of taxes
Unrealized hedging gain arising during the period	—	—	—	—	—	—	650	650
Less: reclassification adjustment for hedging gains included in net income	—	—	—	—	—	—	(271)	(271)

Net unrealized cash flow hedging gain	—	—	—	—	—	—	379	379

Total comprehensive income (loss)	—	—	—	19,533	—	—	(18)	19,515

Balance at June 30, 2010	31,897	$319	$297,137	$118,946	(3,633)	$(62,303)	$(1,482)	$352,617

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

			Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2010	31,897	$319	$297,137	$118,946	(3,633)	$(62,303)	$(1,482)	$352,617
Issuance of common stock upon exercise of stock options	1,354	13	20,419	—	—	—	—	20,432
Issuance of common stock for employee stock purchase plan	107	1	1,753	—	—	—	—	1,754
Issuance of restricted stock, net of forfeitures	95	1	—	—	—	—	—	1
Amortization of share-based awards	—	—	4,904	—	—	—	—	4,904
Repurchase of common stock	—	—	—	—	(720)	(12,568)	—	(12,568)
Excess tax benefit from share-based awards	—	—	3,008	—	—	—	—	3,008
Other	—	—	5	—	—	—	—	5
Comprehensive income:
Net income	—	—	—	40,989	—	—	—	40,989

Foreign currency translation adjustments	—	—	—	—	—	—	8,388	8,388

Disclosure of reclassification amounts, net of taxes
Unrealized hedging loss arising during the period	—	—	—	—	—	—	(4,203)	(4,203)
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	2,438	2,438

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(1,765)	(1,765)

Total comprehensive income	—	—	—	40,989	—	—	6,623	47,612

Balance at June 30, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2011	2010	2009
Operating activities:
Net income (loss)	$40,989	$19,533	$(6,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,835	28,459	26,158
Amortization of senior note offering, credit facility and swap termination costs	1,330	1,459	1,437
Amortization of share-based awards	4,904	4,771	2,820
Debt extinguishment charges	6,468	82	—
Deferred income taxes	2,119	(1,996)	(11,515)
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	8,255	20,339	22,479
Decrease in inventories	27,625	48,276	88,143
Decrease (increase) in prepaid expenses and other assets	13,596	(12,373)	(32,054)
Decrease in accounts payable	(52,637)	(18,931)	(50,811)
Increase (decrease) in other payables and accrued expenses	14,118	25,919	(3,394)
Other	1,144	(1,579)	(114)

Net cash provided by operating activities	97,746	113,959	36,986

Investing activities:
Additions to property and equipment	(25,608)	(35,388)	(26,330)
Acquisition of intangibles and other assets	(13,864)	(333)	(5,333)

Net cash used in investing activities	(39,472)	(35,721)	(31,663)

Financing activities:
Payments on short-term debt	(59,000)	(56,000)	(4,000)
Proceeds from (payments on) long-term debt	243,996	(545)	(1,149)
Repurchase of senior subordinated notes	(223,332)	(5,000)	—
Payments under capital lease obligations	—	(1,927)	(2,009)
Repurchase of common stock	(13,758)	(13,779)	(1,566)
Proceeds from the exercise of stock options	20,432	1,591	668
Proceeds from the issuance of common stock under the employee stock purchase plan	1,754	1,323	1,390
Financing fees paid	(2,345)	—	(863)
Excess tax benefit from share-based awards	3,734	—	—

Net cash used in financing activities	(28,519)	(74,337)	(7,529)

Effects of exchange rate changes on cash and cash equivalents	2,214	(122)	(1,088)
Net increase (decrease) in cash and cash equivalents	31,969	3,779	(3,294)
Cash and cash equivalents at beginning of year	26,881	23,102	26,396

Cash and cash equivalents at end of year	$58,850	$26,881	$23,102

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$18,333	$20,499	$24,584

Income taxes paid during the year	$6,157	$2,417	$1,747

Supplemental Disclosure of Non-Cash Flow Information:
Additions to property and equipment (not included above)	$1,332	$2,632	$6,991

Repurchase of common stock (not included above)	$—	$1,190	$—

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

Commencing July 1, 2010, the Company’s operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of the Company’s business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as the Company’s “Other” segment, was consolidated with the North America Fragrance segment to create the North America segment. Effective July 1, 2010, (a) employee incentive costs were fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan were recorded in the Company’s reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. See Note 18 for a discussion of the Company’s reportable segments.

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

Revenue Recognition.    Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectibility of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances, which are granted to certain of the Company’s customers and are subject to the Company’s authorization and approval. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2011, 2010 and 2009, one customer accounted for an aggregate of 14%, 15% and 16%, respectively, of the Company’s net sales.

Foreign Currency Translation.    All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as its functional currency are translated at year-end rates of exchange, while sales and expenses are translated at weighted average rates of exchange. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other accumulated comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in net unrealized gains of $8.4 million for the year ended June 30, 2011, and net unrealized losses of $0.4 million and $6.5 million for the years ended June 30, 2010 and 2009, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries’ statements of operations. Such net losses totaled $0.9 million, $4.0 million, $1.8 million, in the years ended June 30, 2011, 2010 and 2009, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived assets are reviewed on an ongoing basis for impairment based on a comparison of the carrying value of such assets against the undiscounted future cash flows. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. No such adjustments were recorded for the years ended June 30, 2011, 2010 and 2009.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising and Promotional Costs.    Advertising and promotional costs paid directly to customers for goods and services provided (primarily co-op advertising and certain direct selling costs) are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs totaled approximately $332.8 million, $324.1 million and $319.5 million, during the years ended June 30, 2011, 2010 and 2009, respectively. Advertising and promotional costs include promotions, direct selling, co-op advertising and media placement.

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

Hedge Contracts.    The Company has designated each foreign currency contract entered into as of June 30, 2011, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive (loss) income on the consolidated balance sheet. Gains and losses will only be recognized in earnings in the period in which the forecasted transaction affects earnings.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Payables and Accrued Expenses.    A summary of the Company’s other payables and accrued expenses as of June 30, 2011 and 2010, is as follows:

(Amounts in thousands)	June 30, 2011	June 30, 2010
Accrued employee-related benefits	$34,379	$23,889
Accrued advertising, promotion and royalties	33,718	26,051
Accrued interest	8,528	6,517
Other accruals	40,921	39,972

Total other payables and accrued expenses	$117,546	$96,429

Accumulated Other Comprehensive Income (Loss)/Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income (loss) items. The Company’s accumulated other comprehensive income (loss) shown on the consolidated balance sheet at June 30, 2011 and June 30, 2010, consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company’s foreign currency contracts, respectively.

The components of accumulated other comprehensive income (loss) as of June 30, 2011, 2010 and 2009, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Cumulative foreign currency translation adjustments	$6,548	$(1,839)	$(1,442)
Unrealized hedging (loss) gain, net of taxes	(1,407)	357	(22)

Accumulated other comprehensive income (loss)	$5,141	$(1,482)	$(1,464)

The Company’s comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized (losses) gains, net of taxes, related to the Company’s foreign currency contracts.

The components of comprehensive income (loss) for the years ended June 30, 2011, 2010 and 2009, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Net income (loss)	$40,989	$19,533	$(6,163)
Foreign currency translation adjustments	8,388	(397)	(6,483)
Unrealized hedging (loss) gain, net of taxes	(1,765)	379	9,511

Total comprehensive income (loss)	$47,612	$19,515	$(3,135)

Fair Value of Financial Instruments.    The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. See Note 10 for the fair value of the Company’s senior notes. The fair value of all other financial instruments was not materially different than their carrying value as of June 30, 2011, and June 30, 2010. See Note 15.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation.    All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of market-based restricted stock awards is determined using a Monte Carlo simulation model, and the fair value of all other restricted stock awards is based on the closing price of the Company’s common stock, $.01 par value (“Common Stock”) on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from the Company’s historical experience with share- based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Out-Of-Period Adjustments.    During the year ended June 30, 2010, the Company recorded out-of-period adjustments which related to fiscal years 2001 to 2009. Net sales and gross profit for fiscal year 2010 decreased by $2.7 million and $0.9 million, respectively. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior periods’ consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average shares of the Company’s outstanding Common Stock. The calculation of net income (loss) per diluted share is similar to basic income (loss) per share except that the denominator includes potentially dilutive Common Stock, such as stock options and non-vested restricted stock. For the year ended June 30, 2009, diluted loss per share equaled basic loss per share, as the assumed exercise of outstanding options, non-vested restricted stock, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect. The following table represents the computation of net income (loss) per share:

	Year Ended June 30,
(Amounts in thousands, except per share data)	2011	2010	2009
Basic
Net income (loss)	$40,989	$19,533	$(6,163)

Weighted average shares outstanding	27,843	28,017	27,971

Net income (loss) per basic share	$1.47	$0.70	$(0.22)

Diluted
Net income (loss)	$40,989	$19,533	$(6,163)

Weighted average basic shares outstanding	27,843	28,017	27,971
Potential common shares — treasury method	1,165	772	–

Weighted average shares and potential diluted shares	29,008	28,789	27,971

Net income (loss) per diluted share	$1.41	$0.68	$(0.22)

The following table shows the number of shares of Common Stock subject to options and restricted stock awards that were outstanding for the years ended June 30, 2011, 2010 and 2009, which were not included in the net income per diluted share calculation because to do so would have been anti-dilutive:

	Year Ended June 30,
	2011	2010	2009
Number of shares	30,000	1,821,594	3,310,627	(a)

(a)	Includes 486,265 options to purchase shares that were excluded as the Company was in a loss position and including them would have been anti-dilutive.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From inception through June 30, 2011, the Company incurred restructuring and one-time expenses relating to the Initiative totaling approximately $14.0 million before taxes, including $0.6 million incurred during the year ended June 30, 2011. The restructuring expenses under the Initiative were incurred as follows:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009	2008
Restructuring expenses under the Initiative	$335	$1,878	$3,544	$673

The total expenses relating to the Initiative of $14.0 million from inception are composed of $7.6 million related to the Company’s Oracle system implementation and $6.4 million for Initiative — related restructuring. The Company does not expect to incur any additional expenses related to the Initiative and the total amount incurred from inception of $14.0 million is consistent with its original projection of $12.0 million to $14.0 million.

Unrelated to the Initiative, for the years ended June 30, 2011, 2010 and 2009, the Company incurred approximately $0.8 million, $1.5 million and $1.1 million, respectively, of other restructuring expenses.

Aggregate amounts paid during the year ended June 30, 2011 for restructuring were $1.5 million. All of the restructuring expenses discussed above are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and, as described in Note 18, amounts related to the Initiative have not been attributed to any of the Company’s reportable segments and are included in unallocated corporate expenses. Restructuring amounts unrelated to the Initiative are recorded in either the Company’s reportable segments or in unallocated corporate expenses if related to corporate operations. At June 30, 2011 and 2010, the Company had a restructuring liability of $0.2 million and $0.6 million, respectively.

NOTE 4.    New Accounting Standards

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued new guidance on fair value measurement and disclosure requirements. This update will supersede most of the guidance in Codification Topic 820, Fair Value Measurements and Disclosures, although many of the changes are clarifications of Codification Topic 820, Fair Value Measurements and Disclosures, although many of the changes are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current U.S. GAAP. The changes to Codification Topic 820 will be effective for the Company beginning January 1, 2012 and will not have a material impact on the Company’s consolidated financial statements or disclosures.

Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in financial statements. This update will supersede some of the guidance in Codification Topic 220 and in particular, requires companies to present comprehensive income in either one or two consecutive financial statements. The option under current accounting standards that permits the presentation of other comprehensive income in

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the statement of changes in equity has been eliminated. The amendments in this update should be applied retrospectively. The changes to Codification Topic 220 will be effective for the Company beginning July 1, 2012 and although this update does not have a material impact on the Company’s consolidated financial statements, it will require changing the Company’s presentation and disclosure of comprehensive income.

NOTE 5.    Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from uncollectible accounts receivable and estimated sales returns in the ordinary course of business:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Allowance for Bad Debt:
Beginning balance	$6,127	$5,340	$4,502
Provision	2,303	3,258	2,936
Write-offs, net of recoveries	(1,469)	(2,471)	(2,098)

Ending balance	$6,961	$6,127	$5,340

Allowance for Sales Returns:
Beginning balance	$19,568	$12,246	$11,574
Provision(1)	57,398	65,582	59,774
Actual returns	(60,865)	(58,260)	(59,102)

Ending balance	$16,101	$19,568	$12,246

(1)	The increase in fiscal 2010 compared to fiscal 2009, was primarily due to certain product discontinuations in certain North America prestige department stores and specialty beauty stores that had return rights.

NOTE 6.    Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2011	2010
Raw and packaging materials	$55,614	$58,144
Work in progress	21,996	30,004
Finished goods	168,904	182,910

Totals	$246,514	$271,058

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated Life
(Amounts in thousands)	2011	2010
Land	$64	$64	—
Building and building improvements	1,091	953	40
Leasehold improvements	17,921	11,835	2 — 10
Machinery, equipment, furniture and fixtures and vehicles	16,975	13,922	5 — 14
Computer equipment and software	57,945	53,770	3 — 10
Counters and trade fixtures	74,855	62,720	3 — 5
Tools and molds	23,526	20,315	1 — 3

	192,377	163,579
Less accumulated depreciation	(115,733)	(94,979)

	76,644	68,600
Projects in progress	6,118	7,983

Property and equipment, net	$82,762	$76,583

Total depreciation expense, including depreciation recorded in cost of goods sold, for the years ended June 30, 2011, 2010 and 2009, was $20.9 million, $18.9 million and $16.4 million, respectively. At June 30, 2011, the Company did not have any property and equipment under capital leases.

NOTE 8.    Exclusive Brand Licenses, Trademarks and Intangibles, Net and Goodwill

The following summarizes the cost basis amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2011	Weighted Average Estimated Life	June 30, 2010	Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	Indefinite	$122,415	Indefinite
Exclusive brand licenses and related trademarks(1)	86,755	17	84,793	18
Exclusive brand trademarks and patents(2)	55,832	14	43,535	11
Other intangibles(3)	20,330	17	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	285,332		271,073
Accumulated amortization:
Exclusive brand licenses and related trademarks	(51,006)		(45,595)
Exclusive brand trademarks and patents	(41,121)		(38,768)
Other intangibles	(8,447)		(7,266)

Exclusive brand licenses, trademarks and intangibles, net	$184,758		$179,444

(1)	Increase from June 30, 2010 primarily due to license agreement with John Varvatos Apparel Corp.
(2)	Increase from June 30, 2010 primarily due to acquisition of the Prevage trademarks and related patents.
(3)	Primarily consists of customer relationships, customer lists and non-compete agreements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2011, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at June 30, 2011 did not change from the prior year end balance as the Company did not record any additions or impairments during fiscal 2011.

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. Goodwill and intangible assets with indefinite lives, such as the Company’s Elizabeth Arden trademarks, are not amortized, but rather tested for impairment at least annually. An annual impairment test is performed during the fourth quarter of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangibles may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value.

During the quarter ended June 30, 2011, the Company completed its annual impairment testing of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. During the quarter ended June 30, 2011, the Company also completed its annual impairment testing of goodwill. In assessing the fair value of these assets, the Company considered the income approach for the Elizabeth Arden trademarks and market approach. Under the income approach, the fair value is based on the present value of estimated future cash flows. Under the market approach, the fair value is based on quoted market prices and the number of shares outstanding of the Company’s Common Stock. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. Similarly, no such adjustments for impairment of intangible assets and goodwill were recorded for the fiscal years ended June 30, 2010 and 2009.

Due to the ongoing uncertainty in capital market conditions, the Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets.

Amortization expense for the years ended June 30, 2011, 2010 and 2009, was $8.9 million, $9.6 million and $9.8 million, respectively. At June 30, 2011, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	2012	2013	2014	2015	2016
Amortization expense	$7.9	$7.0	$6.1	$5.5	$5.2

NOTE 9.    Short-Term Debt

The Company has a revolving bank credit facility (the “Credit Facility”) with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. In January 2011, the Credit Facility was amended to, among other things (i) reduce its size from $325 million to $300 million, with a sub-limit of $25 million for letters of credit, (ii) revise the interest rate and unused commitment fee applicable under the Credit

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility, and (iii) extend its maturity from December 2012 to January 2016. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions.

The credit facility is guaranteed by all of the Company’s U.S. subsidiaries and is collateralized by a first priority lien on all of the Company’s U.S. accounts receivable and inventory. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the Company’s inventory, as determined pursuant to the terms of the Credit Facility; provided, however, that from August 15 to October 31 of each year the Company’s borrowing base may be temporarily increased by up to $25 million.

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company’s average borrowing base capacity for each of the quarters during fiscal 2011 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2011.

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

Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on an “Applicable Margin” which is determined by reference to a debt service coverage ratio. At the Company’s option, the Applicable Margin may be applied to either the London InterBank Offered Rate (“LIBOR”) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company’s borrowing base is in effect, is 1.0% higher. The Company is required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the Credit Facility.

Prior to the January 2011 amendment of the Credit Facility, the Applicable Margin charged on LIBOR loans ranged from 1.0% to 1.75% and was 0% for prime rate loans, except that the Applicable Margin on the first $25.0 million of borrowings from August 15 to October 15, while the temporary increase in the Company’s borrowing base was in effect, was 1.0% higher. The commitment fee on the unused portion of the Credit Facility was 0.50%.

At June 30, 2011, the Applicable Margin was 2.0% for LIBOR loans and 0.5% for prime rate loans. For both the fiscal years ended June 30, 2011 and 2010, the weighted average annual interest rate on borrowings under the Credit Facility was 2.2%.

At June 30, 2011, the Company had no outstanding borrowings and approximately $5.6 million in letters of credit outstanding under the Credit Facility, compared with $59.0 million in outstanding borrowings under the Credit Facility at June 30, 2010. As of June 30, 2011, the Company had approximately $128.2 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $127.9 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the amendment of the Credit Facility, the Company recorded a $0.1 million debt extinguishment charge in the third quarter of fiscal 2011. In addition, the Company incurred and capitalized approximately $2.3 million of bank related costs in connection with the amendment of the Credit Facility. Such amounts are reflected in debt financing costs, net, on the consolidated balance sheet.

NOTE 10.    Long-Term Debt

The Company’s long-term debt consisted of the following:

(Amounts in thousands)	June 30, 2011	June 30, 2010
7 3/8% Senior Notes due March 2021	$250,000	$—
7 3/4% Senior Subordinated Notes due January 2014	—	220,000
Termination costs on interest rate swap, net	—	(1,301)

Total long-term debt	$250,000	$218,699

On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% Senior Notes due March 2021 (the “7 3/8% Senior Notes”). Interest on the 7 3/8% Senior Notes accrues at a rate of 7.375% per annum and will be payable semi-annually on March 15 and September 15 of every year, commencing on September 15, 2011. The 7 3/8% Senior Notes rank pari passu in right of payment to indebtedness under the Credit Facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Credit Facility to the extent of the collateral securing the Credit Facility. The indenture applicable to the 7 3/8% Senior Notes generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its Common Stock or redeem subordinated indebtedness. The indenture generally limits the Company’s ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the indenture). The 7 3/8% Senior Notes initially will not be guaranteed by any of the Company’s subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million.

Concurrently with the offering of the 7 3/8% Senior Notes, the Company commenced a cash tender offer and consent solicitation for any and all of its $220 million of outstanding 7 3/4% Senior Subordinated Notes due January 2014 (the “7 3/4% Senior Subordinated Notes”). On January 21, 2011, the Company purchased approximately $196.0 million of 7 3/4% Senior Subordinated Notes that were tendered on or before the January 20, 2011 consent date for approximately $205.5 million, including the tender offer premium and accrued interest. On January 21, 2011, the Company issued a redemption notice under the applicable indenture to redeem all of the 7 3/4% Senior Subordinated Notes that remained outstanding after the tender office expired on February 3, 2011. On February 22, 2011, the Company redeemed approximately $24.0 million of 7 3/4% Senior Subordinated Notes at an aggregate price of $24.4 million including accrued interest.

The proceeds from the issuance of the 7 3/8% Senior Notes were used to fund the purchase or redemption of the 7 3/4% Senior Subordinated Notes, as well as the fees and expenses related to the offering of the 7 3/8% Senior Notes, the tender offer and the amended Credit Facility, and to reduce borrowings under the Credit Facility. In connection with the purchase and redemption of the 7 3/4% Senior Subordinated Notes, the Company recorded a $6.4 million debt extinguishment charge in the

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third quarter of fiscal 2011. The debt extinguishment charge consisted of (i) $3.3 million in redemption premiums, previously recorded in debt financing costs on the consolidated balance sheet, (ii) $1.8 million in unamortized costs, previously recorded in debt financing costs on the consolidated balance sheet, (iii) $1.1 million in unamortized swap termination costs, previously recorded in long-term debt on the consolidated balance sheet, and (iv) $0.2 million of other costs. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related costs in debt financing costs, net, on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

At June 30, 2011 and 2010, the estimated fair value of the Company’s 7 3/8% Senior Notes and 7 3/4% Senior Subordinated Notes using available market information and interest rates was as follows:

(Amounts in thousands)	June 30, 2011	June 30, 2010
7 3/8% Senior Notes due March 2021	$260,625	$—
7 3/4% Senior Subordinated Notes due January 2014	$—	$216,150

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

The scheduled maturities and redemptions of long-term debt at June 30, 2011 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2012 through 2020	$—
2021	250,000
After 2021	—

Total	$250,000

NOTE 11.    Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miramar, Florida, Stamford, Connecticut, Bentonville, Arkansas, Minneapolis, Minnesota and New York, New York in the United States, and in Australia, Canada, China, Denmark, France, Italy, New Zealand Puerto Rico, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom. As of June 30, 2011, the Company also has operating leases, but does not have any capital lease arrangements. The Company has leased distribution facilities in Roanoke, Virginia and Puerto Rico, and a leased warehouse facility in Salem, Virginia. The Company’s rent expense for operating leases for the years ended June 30, 2011, 2010 and 2009, was $20.6 million, $20.2 million and $20.7 million, respectively.

The Company also leases distribution equipment, office and computer equipment, and vehicles. The Company reviews all of its leases to determine whether they qualify as operating or capital

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

The Company’s aggregate minimum lease payments under its operating leases and other long-term liabilities (other than long-term debt) at June 30, 2011, were as follows:

(Amounts in thousands)	Operating Leases	Other Long-term Obligations(1)	Total
2012	$17,165	$—	$17,165
2013	13,030	1,993	15,023
2014	10,790	1,993	12,783
2015	9,406	—	9,406
2016	8,145	—	8,145
and thereafter	14,378	—	14,378

Total	$72,914	$3,986	$76,900

(1)	Excludes $3.4 million of gross unrecognized tax benefits that, if not realized, would result in cash payments. We cannot currently estimate when, or if, the payments will be due.

The Company is a party to a number of legal actions, proceedings, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding or claim contains an element of uncertainty and may materially affect the Company’s cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company’s management believes that the outcome of such actions, proceedings, claims and disputes will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition or cash flows.

NOTE 12.    Income Taxes

Income (loss) before income taxes consisted of the following for the fiscal years ended June 30, 2011, 2010 and 2009:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Domestic	$5,887	$222	$(26,621)
Foreign	43,739	22,604	12,142

Total income (loss) before income taxes	$49,626	$22,826	$(14,479)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for (benefit from) income taxes for the fiscal years ended June 30, 2011, 2010 and 2009, are as follows:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Current income taxes
Federal	$(493)	$302	$(783)
State	557	371	205
Foreign	6,454	4,616	3,777

Total current provision	$6,518	$5,289	$3,199

Deferred income taxes
Federal	$2,200	$(797)	$(9,121)
State	1,025	572	(1,498)
Foreign	(1,106)	(1,771)	(896)

Total deferred provision (benefit)	2,119	(1,996)	(11,515)

Total	$8,637	$3,293	$(8,316)

The total income tax provision (benefit) differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Year Ended June 30,
	2011		2010		2009
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision (benefit) at statutory rates	$17,369	35.0%	$7,989	35.0%	$(5,068)	35.0%
State taxes, net of federal benefits	714	1.5	404	1.8	(1,124)	7.8
Tax on foreign earnings at different rates from statutory rates	(8,664)	(17.5)	(4,540)	(19.9)	(1,913)	13.2
Research and development and foreign tax credits	(1,291)	(2.6)	(616)	(2.7)	(698)	4.8
Change in U.S. and foreign valuation allowance	(292)	(0.6)	(525)	(2.3)	544	(3.8)
Other	801	1.6	581	2.5	(57)	0.4

Total	$8,637	17.4%	$3,293	14.4%	$(8,316)	57.4%

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2011	2010
Deferred tax assets
Accrued expenses	$17,734	$14,363
Stock-based compensation	7,248	7,857
Net operating loss carryforwards	25,460	20,297
Inventory	6,546	7,742
Research and development tax incentives, foreign tax credits, alternative minimum tax and other tax credits	9,382	8,437
Other	5,426	3,718

Gross deferred tax assets	$71,796	$62,414

Accounts receivable	$(502)	$(673)
Property, plant and equipment	(6,504)	(319)
Intangible assets	(33,635)	(30,976)
Other	(3,636)	(4,163)

Gross deferred tax liabilities	(44,277)	(36,131)

Valuation allowances	(315)	(766)

Total net deferred tax assets	$27,204	$25,517

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	As of June 30,
(Amounts in thousands)	2011	2010
Current net deferred tax assets	$34,291	$30,296
Non-current net deferred tax liabilities	(7,087)	(4,779)

Total net deferred tax assets	$27,204	$25,517

At June 30, 2011, the Company’s consolidated balance sheet includes gross deferred tax assets of $25.5 million from net operating losses, comprised of $19.0 million and $5.7 million of U.S. federal, and state, net operating losses, respectively, and $0.8 million of foreign net operating losses. The need for a valuation allowance against domestic deferred tax assets was considered. The Company is in a domestic cumulative taxable loss position for the three-year period ended June 30, 2011, which is considered significant evidence indicating that the Company may not be able to realize some portion or all of these deferred taxes in the future. However, the Company believes, based on the weight of all available evidence, that it is more likely than not that it will generate sufficient domestic taxable income to realize the domestic net operating loss carryforwards before they expire. This conclusion considers available evidence, both positive and negative, including the Company’s past operating results and forecast of future taxable income. In determining future taxable income, assumptions utilized include the anticipated amount of pre-tax domestic operating income and enacted tax rates. The Company concluded that the positive evidence supporting the realizability of the domestic deferred tax assets was sufficient, without having to assume the use of potentially available feasible and prudent tax planning strategies. The assumptions utilized in

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forecasting pre-tax income are based on historical data and expected business cycles. The domestic losses were generated in fiscal years 2008 and 2009 and were mainly attributable to expenses associated with the Liz Claiborne license agreement and charges related to the Initiative and are not considered to be reflective of the core historical earnings of the business. In fiscal 2009, the retail and consumer markets were severely impacted by one of the worst holiday seasons in recent history. The markets have begun to recover, and the Company believes this positive recovery trend will continue and that it will generate pre-tax profits as markets improve. For the year ended June 30, 2011, domestic pre-tax book income was $5.9 million, including debt extinguishment costs of $6.5 million. Additionally, the Company has a strong domestic earnings history, including domestic pre-tax book income in fiscal years 2005, 2006, 2007 and 2010 of $28.8 million, $18.5 million, $7.6 million and $0.2 million, respectively. These earnings were based on a consistent business model of selling fragrances and cosmetics with strong brand recognition. The Company also anticipates that improved pre-tax operating income will continue to result from improved gross margins due to the Initiative.

At June 30, 2011, the Company had U. S. federal operating loss carryforwards of $61.0 million that will begin to expire on June 30, 2024. The Company had state and local net operating loss carryforwards of $87.4 million that will expire as follows: approximately $0.2 million at June 30, 2013, $9.5 million during the period from 2014 to 2017, and $77.7 million in 2018 and thereafter. An equivalent amount of federal and state taxable income would need to be generated in order to fully realize the U. S. federal and state net deferred tax assets before their expiration. In contrast to the U.S. Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount or have suspended the utilization of net operating losses for a specific period of time. As a result, in these states the Company’s net operating loss carryforwards are significantly higher than the federal net operating loss carryforward. To the extent that the Company does not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. The state and local net operating loss carryforwards have an effective tax rate of approximately 4.7%. The Company believes that, based on its projections of future taxable income in its domestic jurisdictions, it will realize these net operating losses before they expire.

At June 30, 2011 the Company had foreign net operating loss carryforwards of approximately $4.6 million that begin to expire in fiscal year 2012. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of foreign taxable income would need to be generated in order to fully realize the foreign net operating loss carryforwards. However, due to the Company’s limited operating history in certain foreign jurisdictions and the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in these jurisdictions, and the near-term expiration of certain foreign net operating loss carryforwards, as of June 30, 2011 the Company has recorded a valuation allowance of approximately $0.3 million related to these foreign net operating loss carryforwards.

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

In June 2011, the Company repatriated $1.5 million of undistributed international earnings from one of its foreign subsidiaries. As a result, the Company recorded a net provision of $0.1 million for

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated deferred taxes during the year ended June 30, 2011. Taxes were not established on the balance of approximately $213 million of undistributed earnings of foreign subsidiaries, since these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets relating to tax benefits of employee stock option awards have been reduced to reflect stock option exercises during the year ended June 30, 2011. Some exercises resulted in tax deductions in excess of previously recorded benefit based on the option value at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, windfall gross tax benefits of $1.6 million are not reflected in deferred tax assets. The deferred tax assets will be recognized with an offset to additional paid-in capital as the windfall reduces current taxes payable.

At June 30, 2011, the total amount of gross unrecognized tax benefits was $4.8 million. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2011, 2010 and 2009 was as follows:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Beginning balance	$5,817	$6,725	$6,033
Additions based on tax positions related to the current year	92	106	1,348
Additions for tax positions of prior years	27	—	284
Reductions for tax positions of prior years	(138)
Reductions due to closure of foreign tax audits	(932)	—	—
Reductions due to lapse of applicable statute of limitations	—	(994)	(989)

Gross balance	4,866	5,837	6,676
Interest and penalties	(29)	(20)	49

Ending balance	$4,837	$5,817	$6,725

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company’s U.S. federal tax return years remains open for the year ended June 30, 2008 and subsequent fiscal years. The Internal Revenue Service began an examination of the Company’s U.S. federal tax returns for the years ended June 30, 2008 and June 30, 2009 during the current fiscal year. The year ended June 30, 2004 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2005 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.

NOTE 13.    Repurchases of Common Stock

On November 2, 2010, the Company’s board of directors authorized the repurchase of an additional $40 million of Common Stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of June 30, 2011, the Company had repurchased 4,029,201 shares of Common Stock on the open market under the stock repurchase program, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the year ended June 30, 2011, the Company had repurchased 598,703 shares of Common Stock on the open market under the share repurchase program and at an average price of $15.27 per share and at a cost of $9.2 million, including sales commissions.

During the first quarter of fiscal 2011, the Company paid approximately $1.2 million for the settlement of shares of Common Stock that were repurchased at the end of fiscal 2010 under the above discussed repurchased program.

In connection with the vesting of 343,800 shares of outstanding market-based restricted stock granted in 2005, in March 2011 the Company withheld 121,908 shares of Common Stock at a fair market value of $28.08 per share, representing a cost of approximately $3.4 million to satisfy minimum statutory tax withholding obligations resulting from such vesting. The acquisition of these shares by the Company was accounted for under the treasury method.

NOTE 14.    Stock Plans

At June 30, 2011, the Company had three active stock incentive plans, one for the benefit of non-employee directors of the Company’s Board of Directors (the “Board”), the 2004 Non-employee Director Stock Option Plan (the “2004 Director Plan”), and two for the benefit of eligible employees and independent contractors (the 2004 Stock Incentive Plan and the 2010 Stock Award and Incentive Plan). In addition, as of June 30, 2011, stock options and restricted stock granted under the Company’s 1995 Stock Option Plan, 1995 Non-Employee Director Plan and/or the 2000 Stock Incentive Plan were still outstanding. The 1995 Stock Option Plan and the 2000 Stock Incentive Plan have expired by their terms and no further awards will be granted under the 1995 Stock Option Plan or the 2000 Stock Incentive Plan. The 2004 Director Plan replaced the 1995 Non-Employee Director Plan, and no further grants of stock options will occur under the 1995 Non-Employee Director Plan. All six plans were adopted by the Board and approved by the Company’s shareholders.

The 2004 Stock Incentive Plan (the “2004 Incentive Plan”) authorizes the Company to grant awards with respect to a total of 2,700,000 shares of Common Stock. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants is equal to the closing price of the Common Stock on the date of grant. At June 30, 2011, 25,335 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2004 Director Plan authorizes the Company to grant non-qualified stock options for up to 350,000 shares of Common Stock to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director an option to purchase shares of Common Stock in such amount as the Board determines based on a competitive review of comparable companies. For the upcoming 2011 annual shareholders meeting, the award amount approved under the 2004 Director Plan is an option to purchase shares of Common Stock having an aggregate grant date fair market value of $60,000. Each option granted under the 2004 Director Plan on an annual shareholders meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date, unless exercisability of the option is accelerated due to death, disability or retirement in good standing at or after age 70. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will equal the closing price of the Common Stock on the date of grant. At June 30, 2011, 127,400 shares of Common Stock remained available for grant under the 2004 Director Plan.

The 2010 Stock Award and Incentive Plan (the “2010 Plan”) authorizes the Company to grant awards with respect to a total of 1,100,000 shares of Common Stock of which a maximum of 550,000 shares may be awarded as full value awards. A full value award is any award other than a stock option or stock appreciation right, which is settled by the issuance of shares. The stock options awarded under the 2010 Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants is equal to the closing price of the Common Stock on the date of grant. At June 30, 2011, 1,073,500 shares of Common Stock remained available for grant under the 2010 Plan, of which 523,500 shares can be issued as full value shares.

For the years ended June 30, 2011, 2010 and 2009, total share-based compensation expense charged against income for all stock plans was as follows:

	Year Ended June 30,
(Amounts in millions)	2011	2010	2009
Stock options	$1.8	$2.2	$2.4
Employee stock purchase plan	0.6	0.5	0.4
Restricted stock	2.5	2.1	—

Total share-based compensation expense	$4.9	$4.8	$2.8

During the year ended June 30, 2009, the Company reversed $1.7 million in previously recognized share-based compensation relating to the performance-based restricted stock granted in August 2007 and 2006. In addition, by the end of fiscal 2009 the Company also reversed all share based compensation cost related to the August 2008 performance-based restricted stock grants that had been recorded in earlier interim periods during fiscal 2009 as the Company determined that the vesting of shares under the August 2006, 2007 and 2008 performance-based restricted stock grants was not probable. The tax benefit related to the compensation cost charged to income for the years ended June 30, 2011, 2010 and 2009, was approximately $0.9 million, $0.7 million and $1.6 million, respectively.

As of June 30, 2011, there were approximately $4.9 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s share-based compensation plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

On August 15, 2011, the Board granted to employees stock options for 95,500 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2012, 2013 and 2014, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $31.78 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $14.51 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2011.    On August 16, 2010, the Board granted to employees stock options for 171,700 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2011, 2012 and 2013, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $16.15 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $7.22 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

On November 1, 2010, the date of the Company’s 2010 annual shareholders meeting, the Company granted stock options for an aggregate of 39,600 shares of Common Stock to six non-employee directors under the Company’s 2004 Director Plan. All of the stock options granted on November 1, 2010, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $20.69 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant date fair value of options granted was $9.13 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2010.    On August 17, 2009, the Board granted to employees stock options for 288,000 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2010, 2011 and 2012, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $9.33 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $4.11 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

On November 12, 2009, the date of the Company’s 2009 annual shareholders meeting, the Company granted stock options for an aggregate of 30,000 shares of Common Stock to five non-employee directors under the Company’s 2004 Director Plan. In addition, the Board on that date granted 6,000 shares of Common Stock to an employee director under the Company’s 2004 Incentive Plan. All of the stock options granted on November 12, 2009, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $13.48 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant-date fair value of options granted was $5.98 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended June 30, 2009.    On August 18, 2008, the Board granted to employees stock options for 294,600 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $18.88 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant-date fair value of options granted was $7.10 per share based on the Black-Scholes option-pricing model. The options expire ten years from the date of grant.

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

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	3,469,284	$16.36	3,310,627	$16.74	3,191,393	$16.59
New grants	211,300	17.00	324,000	9.79	330,600	18.34
Exercised	(1,353,435)	15.09	(154,993)	10.26	(62,216)	10.73
Canceled/Expired	(12,200)	22.12	(10,350)	23.56	(149,150)	19.80

Ending outstanding options	2,314,949	$17.14	3,469,284	$16.36	3,310,627	$16.74

Exercisable at end of period	1,747,007	18.06	2,784,491		2,622,983

Weighted average fair value per share of options granted during the year		$7.58		$4.32		$6.87

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.33 — $15.00	965,831	4.5	$12.14	701,826	3.2	$12.76
$15.01 — $20.00	562,534	6.8	$17.84	298,197	5.4	$18.50
$20.01 — Over	786,584	4.7	$22.76	746,984	4.4	$22.87

	2,314,949	5.1	$17.14	1,747,007	4.1	$18.06

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding and exercisable at June 30, 2011, 2010 and 2009 was $19.1 million, $2.5 million and $0.1 million, respectively. The total intrinsic value of stock options exercised during the years ended June 30, 2011, 2010 and 2009, based upon the average market price during the period, was approximately $12.0 million, $1.0 million and $0.2 million, respectively.

The weighted-average grant-date fair value of options granted during the years ended June 30, 2011, 2010 and 2009, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2011	2010	2009
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	56.0%	55.0%	37.0%
Risk-free interest rate	1.68 — 2.22%	2.22 — 2.45%	2.37 — 3.17%
Expected life of options in years	4	4	5

Employee Stock Purchase Plan.    The Company currently has an Employee Stock Purchase Plan (“ESPP”) under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On May 30, 2011 and November 30, 2010, purchases of Common Stock occurred under this plan for 49,203 shares and 57,646 shares, respectively. The next purchase under the ESPP will be consummated on November 30, 2011.

On August 9, 2011, the Board approved the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) because the shares of Common Stock available under the ESPP will soon be exhausted. The 2011 ESPP authorizes the issuance of up to 1,000,000 shares of Common Stock under terms and conditions that are, in all material respects, the same as those in the ESPP. The 2011 ESPP will be submitted to the Company’s shareholders at the Company’s 2011 annual shareholders meeting scheduled for November 2011, and will become effective on December 1, 2011 if approved by the Company’s shareholders.

Restricted Stock

On August 15, 2011, the Board granted to employees 98,300 shares of service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2012, 2013 and 2014 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was based on the closing price of the Company’s common stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2011.    On November 2, 2010, 26,500 shares of service-based restricted stock were granted to employees of the Company. The grant of service-based restricted stock was originally approved on August 9, 2010 by the compensation committee of the Board, subject to shareholder approval of the 2010 Plan at the November 1, 2010 annual shareholders meeting and filing of a registration statement on Form S-8 relating to the Plan. The service-based restricted stock will vest in equal thirds on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2011, 2012 and 2013 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The service-based restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the vesting period.

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

Year Ended June 30, 2009.    On August 18, 2008, the Board granted to employees 117,800 shares of performance-based restricted stock and 121,133 shares of service-based restricted stock. All or part of the performance-based restricted stock would vest on a date that is two business days after the Company’s financial results for fiscal 2011 are released to the public, but only if (i) the person receiving the grant is still employed by the Company and (ii) the Company achieves a cumulative earnings per diluted share target. The service-based restricted stock will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the fiscal years ending June 30, 2009, 2010 and 2011, are publicly announced but only if the person is still employed by the Company at the time of vesting. The fair value of the restricted stock granted was based on the closing price of the Common Stock on the date of grant. The restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

A summary of the Company’s restricted stock activity for the year ended June 30, 2011, is presented below:

Restricted Stock	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2010	891	$16.52
Granted	173	$16.90
Vested	(491)	$17.39
Forfeited	(78)	$22.49

Non-vested at June 30, 2011	495	$14.86

In March 2005, the Company granted to employees 410,800 shares of market-based restricted stock (“MBRS”). In March 2011, 343,800 shares of the outstanding market-based restricted stock, net of forfeitures, vested. In connection with the vesting, the Company withheld 121,908 shares of Common Stock at a fair market value of $28.08 per share, representing a cost of approximately $3.4 million, to satisfy minimum statutory tax withholding obligations resulting from such vesting. The acquisition of these shares by the Company was accounted for under the treasury method.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the fair value hierarchy for those of the Company’s financial liabilities that were measured at fair value on a recurring basis as of June 30, 2011:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency contracts	$—	$1,978	$—	$1,978

As of June 30, 2010, the Company’s foreign currency contracts were measured at fair value under Level 2 as an asset of $0.5 million and as a liability of $0.1 million. See Note 16 for a discussion of the Company’s foreign currency contracts.

Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of June 30, 2011, the Company did not have any non-financial assets and liabilities measured at fair value.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries’ revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2011, 2010, or 2009 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of June 30, 2011, the Company had notional amounts of 10.4 million British pounds under foreign currency contracts used to hedge forecasted revenues that expire between July 31, 2011 and May 31, 2012.

Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiaries’ cost of sales generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2011, 2010 or 2009 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of June 30, 2011, the Company had notional amounts of 14.5 million Canadian dollars and 10.6 million Australian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between July 31, 2011 and May 31, 2012.

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company’s foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the year ended June 30, 2011, the Company recorded a charge of $3.2 million in selling, general and administrative expenses related to these contracts. For the years ended June 30, 2010 and 2009, the Company recorded a credit of $1.3 million and $3.3 million, respectively, in selling, general and administrative expenses related to these contracts. As of June 30, 2011, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2011, 2010 and 2009 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value
Derivatives designated as effective hedges
Foreign Currency Contracts	Other payables	$1,978

Total		$1,978

At June 30, 2010, the Company’s foreign currency contracts were measured at fair value under Level 2 as an asset of $0.5 million and as a liability of $0.1 million.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Loss) Gain Recognized on Derivatives in Other Comprehensive Income (Loss), Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Currency Contracts — Sales	(481)	745	8,944
Currency Contracts — Cost of Sales	(1,284)	(366)	567

Total	(1,765)	379	9,511

(Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Currency Contracts — Sales(1)	(975)	766	14,124
Currency Contracts — Cost of Sales(2)	(2,199)	(662)	852

Total	(3,174)	104	14,976

NOTE 17.    Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Net sales	$253,750	$231,296	$405,633	$284,821
Gross profit	120,175	114,475	193,219	128,408
Income from operations	9,420	5,516	50,340	12,299
Net income (loss)	5,395	(3,251)	33,958	4,887
Income (loss) per common share:
Basic	$0.19	$(0.12)	$1.24	$0.18
Diluted	$0.18	$(0.12)	$1.19	$0.17

	Fiscal Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Net sales	$228,243	$217,026	$393,345	$265,164
Gross profit	104,218	101,811	174,324	115,620
Income (loss) from operations	3,664	(1,023)	36,483	5,668
Net income (loss)	2,293	(3,856)	21,056	40
Income (loss) per common share:
Basic	$0.08	$(0.14)	$0.75	$—
Diluted	$0.08	$(0.14)	$0.73	$—

NOTE 18.    Segment Data And Related Information

Reportable operating segments, as defined by Codification Topic 280, Segment Reporting, include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocate resources and in assessing performance. As a result of the similarities in the procurement, marketing and distribution processes for all of the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive.

At June 30, 2011, our operations were organized into the following reportable segments:

•

North America — The North America segment sells the Company’s portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company’s global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from the Company for use in its salons.

•

International — The International segment sells the Company’s portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 100 countries outside of North America to perfumeries, boutiques, department stores, travel retail outlets and distributors.

Commencing July 1, 2010, the Company’s operations and management reporting structure were reorganized into two reportable segments, North America and International. The portion of the Company’s business operations that previously sold Elizabeth Arden fragrance, cosmetic and skin care products in prestige department stores in the United States and through the Red Door beauty salons, which was previously reported as the Company’s Other segment, was consolidated with the North America Fragrance segment to create the North America segment.

The Chief Executive evaluates segment profit based upon operating income, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in Note 1 —“General Information and Summary of Significant Accounting Policies.” The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Chief Executive or included herein.

Segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Initiative, and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. Effective July 1, 2010, (a) employee incentive costs were fully allocated to the North America and International segments, as applicable, and (b) restructuring costs that are not part of an announced plan were recorded in the Company’s reportable segment that incurred the costs or in unallocated corporate expenses if related to corporate operations. Prior period amounts related to segment profit measures have been restated for comparison purposes. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a comparative summary of the Company’s net sales and segment profit (loss) by reportable segment for the fiscal years ending June 30, 2011, 2010 and 2009.

	Year Ended June 30,
(Amounts in thousands)	2011		2010		2009
Segment Net Sales:
North America	$756,731		$719,330		$703,864
International	418,769		384,447		366,361

Total	$1,175,500		$1,103,777		$1,070,225

Segment Profit (Loss):
North America	$104,013		$92,741		$88,807
International	6,420		551		(17,232)

Total	$110,433		$93,292		$71,575

Reconciliation:
Segment Profit	$110,433		$93,292		$71,575
Less:
Depreciation and Amortization	29,835		28,459		26,158
Interest Expense	21,481		21,885		24,814
Consolidation and Elimination Adjustments	1,854		13,509	(2)	4,784
Unallocated Corporate Expenses	7,637	(1)	6,613	(3)	30,298 (4)

Income (Loss) Before Income Taxes	$49,626		$22,826		$(14,479)

(1)	Amounts shown for the year ended June 30, 2011 include (i) $6.5 million of debt extinguishment charges, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, (iii) $0.3 million of restructuring expenses related to the Initiative, and (iv) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.
(2)	Amounts for the year ended June 30, 2010, include $5.5 million related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.
(3)	Amounts for the year ended June 30, 2010, include (i) $3.9 million of expenses related to the implementation of an Oracle accounting and order processing system, (ii) $1.9 million of restructuring expenses related to the Initiative, (iii) $0.7 million of restructuring expenses not related to the Initiative, and (iv) $0.1 million of debt extinguishment costs.
(4)	In May 2008, the Company entered into an exclusive long-term global licensing agreement for the Liz Claiborne fragrance brands, which became effective on June 9, 2008. Amounts shown for the year ended June 30, 2009 include (i) $23.3 million of expenses ($18.9 million of which did not require the use of cash) related to the Liz Claiborne license agreement due to Liz Claiborne inventory that was purchased at a higher cost prior to the June 2008 effective date of the license agreement and transition expenses, (ii) $3.5 million of restructuring expenses related to the Initiative, (iii) $3.4 million of expenses related to the implementation of an Oracle accounting and order processing systems, and (iv) $0.1 million of restructuring expenses not related to the Initiative.

During the year ended June 30, 2011, the Company sold its products in approximately 100 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland, and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns,

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See Item 1A — “Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 16.

The Company’s consolidated net sales by principal geographic areas and principal classes of products are summarized as follows:

	Year Ended June 30,
(Amounts in thousands)	2011	2010	2009
Net sales:
United States	$701,642	$670,321	$652,741
United Kingdom	69,922	70,257	73,560
Foreign (other than United Kingdom)	403,936	363,199	343,924

Total	$1,175,500	$1,103,777	$1,070,225

Classes of similar products (net sales):
Fragrance	$900,289	$854,000	$835,344
Skin care	207,125	182,996	175,167
Cosmetics	68,086	66,781	59,714

Total	$1,175,500	$1,103,777	$1,070,225

Information concerning consolidated long-lived assets for the U.S. and foreign operations is as follows:

	June 30,
(Amounts in thousands)	2011	2010
Long-lived assets
United States(1)	$253,867	$247,780
Foreign(2)	34,707	29,301

Total	$288,574	$277,081

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

NOTE 19.    Subsequent Event

On August 10, 2011, the Company amended its long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates to acquire all of the U.S. and international trademarks for the Curve fragrance brands, as well as trademarks for certain other smaller fragrance brands. The amendment also establishes a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduces the future minimum guaranteed royalties for the term of the license, and requires a pre-payment of royalties for the remainder of calendar 2011. The Company paid Liz Claiborne, Inc. $58.4 million in cash in connection with this transaction. The allocation of the $58.4 million to the net assets acquired has not been finalized.

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

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We have adopted a Supplemental Code of Ethics for the Directors and Executive and Finance Officers that applies to our directors, our chief executive officer, our chief financial officer, and our other executive officers and finance officers. The full text of this Code of Ethics, as approved by our board of directors, is published on our website, at www.elizabetharden.com, under the section “Investor Relations – Corporate Governance — Code of Ethics.” We intend to disclose future amendments to and waivers of the provisions of this Code of Ethics on our website.

The other information required by this item will be contained in the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended June 30, 2011 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated October 27, 2009 (Commission File No. 1-6370)).

4.1	Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.1	Third Amended and Restated Credit Agreement, dated as of January 21, 2011, among Elizabeth Arden, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.2	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated January 23, 2001 (Commission File No. 1-6370)).

Exhibit Number	Description
10.3	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.4+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.5+	2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.6+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.7+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.8+	Amended 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.17 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2009 (Commission File No. 1-6370)).

10.9+	Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.10+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.11+	Form of Incentive Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.12+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.13+	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.14+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.15+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.16+	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description
10.17+	Elizabeth Arden, Inc. Severance Policy, as amended and restated on May 4, 2010 (incorporated herein by reference to Exhibit 10.31 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-6370)).

10.18+	Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.19+	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.20+	Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.21+	Form of Restricted Stock Agreement for service-based stock awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-6370)).

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Pricewaterhouse Coopers LLP.

24.1*	Power of Attorney (included as part of the signatures page).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of August 2011.

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

Signature	Title	Date

/s/ E. SCOTT BEATTIE E. Scott Beattie	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	August 16, 2011

/s/ STEPHEN J. SMITH Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 16, 2011

/s/ FRED BERENS Fred Berens	Director	August 16, 2011

/s/ MAURA J. CLARK Maura J. Clark	Director	August 16, 2011

/s/ RICHARD C. W. MAURAN Richard C.W. Mauran	Director	August 16, 2011

/s/ WILLIAM M. TATHAM William M. Tatham	Director	August 16, 2011

/s/ J. W. NEVIL THOMAS J.W. Nevil Thomas	Director	August 16, 2011

/s/ A. SALMAN AMIN A. Salman Amin	Director	August 16, 2011

EXHIBIT INDEX

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.