Form 10-Q
period 2011-09-30
ELIZABETH ARDEN INC
filed 2011-11-04
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2011

Common Stock, $.01 par value per share	29,136,813

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	As of

	September 30, 2011	June 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$34,450	$58,850
Accounts receivable, net	237,090	165,622
Inventories	327,945	246,514
Deferred income taxes	36,162	37,683
Prepaid expenses and other assets	51,044	45,725

Total current assets	686,691	554,394

Property and equipment, net	80,128	82,762
Exclusive brand licenses, trademarks and intangibles, net	226,465	184,758
Goodwill	21,054	21,054
Debt financing costs, net	8,430	8,740
Deferred income taxes	2,691	2,521
Other	6,036	608

Total assets	$1,031,495	$854,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$137,200	$--
Accounts payable - trade	101,319	47,951
Other payables and accrued expenses	96,236	117,546

Total current liabilities	334,755	165,497

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	20,740	21,575

Total long-term liabilities	270,740	271,575

Total liabilities	605,495	437,072

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 33,373,763 and 33,452,687 shares issued, respectively	334	334
Additional paid-in capital	329,822	327,226
Retained earnings	169,167	159,935
Treasury stock (4,353,200 shares at cost)	(74,871)	(74,871)
Accumulated other comprehensive income	1,548	5,141

Total shareholders' equity	426,000	417,765

Total liabilities and shareholders' equity	$1,031,495	$854,837

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2011	September 30, 2010

Net sales	$303,534	$284,821
Cost of goods sold:
Cost of sales	159,755	155,088
Depreciation related to cost of goods sold	1,343	1,325

Total cost of goods sold	161,098	156,413

Gross profit	142,436	128,408

Operating expenses:
Selling, general and administrative	118,447	109,822
Depreciation and amortization	6,718	6,287

Total operating expenses	125,165	116,109

Income from operations	17,271	12,299

Interest expense, net	5,262	5,331

Income before income taxes	12,009	6,968
Provision for income taxes	2,777	2,081

Net income	$9,232	$4,887

Net income per common share:
Basic	$0.32	$0.18

Diluted	$0.31	$0.17

Weighted average number of common shares:
Basic	28,746	27,027

Diluted	29,791	27,964

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance as of July 1, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765
Issuance of common stock upon exercise of options	98	1	1,076	-	-	-	-	1,077
Issuance of restricted stock, net of forfeitures	(177)	(1)	(2,097)	-	-	-	-	(2,098)
Amortization of share-based awards	-	-	1,220	-	-	-	-	1,220
Excess tax benefit from share-based awards	-	-	2,397	-	-	-	-	2,397
Comprehensive Income:
Net Income	-	-	-	9,232	-	-	-	9,232

Foreign currency translation adjustments	-	-	-	-	-	-	(6,281)	(6,281)

Disclosure of reclassification amounts, net of taxes
Unrealized hedging gain arising during the period	-	-	-	-	-	-	3,178	3,178
Less: reclassification adjustment for hedging losses included in net income	-	-	-	-	-	-	490	490

Net unrealized cash flow hedging gain	-	-	-	-	-	-	2,688	2,688

Total comprehensive income	-	-	-	9,232	-	-	(3,593)	5,639

Balance as of September 30, 2011	33,374	$334	$329,822	$169,167	(4,353)	$(74,871)	$1,548	$426,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2011	September 30, 2010

Operating Activities:
Net income	$9,232	$4,887
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,061	7,612
Amortization of senior note offering and credit facility costs	310	357
Amortization of share-based awards	1,220	1,232
Deferred income taxes	1,116	597
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(75,045)	(80,637)
Increase in inventories	(84,002)	(75,532)
Increase in prepaid expenses and other assets	(11,074)	(5,528)
Increase in accounts payable	54,768	35,520
(Decrease) increase in other payables, accrued expenses and other liabilities	(20,281)	18,172
Other	111	(46)

Net cash used in operating activities	(115,584)	(93,366)

Investing Activities:
Additions to property and equipment	(3,934)	(5,472)
Acquisition of intangibles and other assets	(43,900)	(13,864)

Net cash used in investing activities	(47,834)	(19,336)

Financing Activities:
Proceeds from short-term debt	137,200	115,000
Repurchase of common stock	-	(10,335)
Proceeds from the exercise of stock options	1,077	3,112
Excess tax benefit from share-based awards	2,427	616

Net cash provided by financing activities	140,704	108,393

Effect of exchange rate changes on cash and cash equivalents	(1,686)	1,007
Net decrease in cash and cash equivalents	(24,400)	(3,302)
Cash and cash equivalents at beginning of period	58,850	26,881

Cash and cash equivalents at end of period	$34,450	$23,579

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$454	$482

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the "2011Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2011 is derived from the financial statements included in the 2011 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME/COMPREHENSIVE INCOME

          The Company's accumulated other comprehensive income shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income were as follows:

(Amounts in thousands)	September 30, 2011	June 30, 2011

Cumulative foreign currency translation adjustments	$267	$6,548
Unrealized hedging gains (losses), net of taxes	1,281	(1,407)

Accumulated other comprehensive income	$1,548	$5,141

          The Company's comprehensive income consists of net income, foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of comprehensive income were as follows:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Net income	$9,232	$4,887
Foreign currency translation adjustments	(6,281)	4,353
Unrealized hedging gains (losses), net of taxes	2,688	(1,812)

Total comprehensive income	$5,639	$7,428

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.     NET INCOME PER SHARE

          Basic net income per share is computed by dividing the net income by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net income per diluted share is similar to basic net income per share except that the denominator includes potentially dilutive Common Stock equivalents, such as stock options and non-vested restricted stock or restricted stock units.

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2011	September 30, 2010

Basic
Net income	$9,232	$4,887

Weighted average shares outstanding	28,746	27,027

Net income per basic share	$0.32	$0.18

Diluted
Net income	$9,232	$4,887

Weighted average shares outstanding	28,746	27,027

Potential common shares - treasury method	1,045	937

Weighted average shares and potential dilutive shares	29,791	27,964

Net income per diluted share	$0.31	$0.17

          The following table shows the number of Common Stock equivalents for the three months ended September 30, 2011 and 2010 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Number of shares	145	1,490

NOTE 4.    NEW ACCOUNTING STANDARDS

Goodwill Impairment Measurements

          In September 2011, the Financial Accounting Standards Board ("FASB") issued and update to Codification Topic 350, Intangibles- Goodwill and Other, which is intended to simplify how an entity tests goodwill for impairment. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The changes to Codification Topic 350 will be effective for the Company beginning July 1, 2012 and will not have a material impact on the Company's consolidated financial statements or disclosures. Early adoption is permitted.

Fair Value Measurements

          In May 2011, the FASB and International Accounting Standards Board ("IASB") issued new guidance on fair value measurement and disclosure requirements. This update will supersede most of the guidance in Codification Topic 820, Fair Value Measurements and Disclosures. Many of the changes to Codification Topic 820, Fair Value Measurements and Disclosures are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current U.S. generally

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accepted accounting principles. The changes to Codification Topic 820 will be effective for the Company beginning January 1, 2012 and will not have a material impact on the Company's consolidated financial statements or disclosures.

Comprehensive Income

          In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in financial statements. This update will supersede some of the guidance in Codification Topic 220 and in particular, requires companies to present comprehensive income in either one or two consecutive financial statements. The option under current accounting standards that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update should be applied retrospectively. The changes to Codification Topic 220 will be effective for the Company beginning July 1, 2012 and although this update does not have a material impact on the Company's consolidated financial statements, it will require changing the Company's presentation and disclosure of comprehensive income.

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2011	June 30, 2011

Raw materials	$57,662	$55,614
Work in progress	20,625	21,996
Finished goods	249,658	168,904

Total	$327,945	$246,514

NOTE 6.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	September 30, 2011	June 30, 2011	June 30, 2011 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	86,791	86,755	17
Exclusive brand trademarks	99,846	55,832	14
Other intangibles (1)	19,930	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	328,982	285,332

Accumulated amortization:
Exclusive brand licenses and related trademarks	(52,393)	(51,006)
Exclusive brand trademarks	(41,872)	(41,121)
Other intangibles	(8,252)	(8,447)

Exclusive brand licenses, trademarks and intangibles, net	$226,465	$184,758

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

          On August 10, 2011, the Company amended its long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates and acquired all of the U.S. and international trademarks for the Curve fragrance brands as well as trademarks for certain other smaller fragrance brands. The amendment established a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduced the future minimum guaranteed royalties for the term of the license, and required a pre-payment of royalties for the remainder of calendar 2011. The Company paid Liz Claiborne, Inc. and its affiliates $58.4 million in cash in

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

connection with this transaction. The Company capitalized $43.9 million of the $58.4 million cash paid as exclusive brand trademarks and the balance was recorded as a prepaid asset associated with the settlement of royalties for the remainder of calendar year 2011 and the buy-down of future royalties.

          At September 30, 2011, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at September 30, 2011 did not change from the prior year end balance as the Company did not record any additions or impairments during the three months ended September 30, 2011.

          Amortization expense was $2.3 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively. At September 30, 2011, we estimated annual amortization expense for the Company's intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)

Remainder of fiscal 2012	$7.6
2013	$9.2
2014	$8.2
2015	$7.7
2016	$7.4

NOTE 7.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	September 30, 2011	June 30, 2011

Accrued employee-related benefits	$13,201	$34,379
Accrued advertising, promotion and royalties	37,774	33,718
Accrued interest	1,211	8,528
Other accruals	44,050	40,921

Total other payables and accrued expenses	$96,236	$117,546

NOTE 8.    SHORT-TERM DEBT

          The Company has a $300 million revolving bank credit facility (the "Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The credit facility expires in January 2016.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company's average borrowing base capacity during the quarter ended September 30, 2011, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2011.

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

          At September 30, 2011, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. The commitment fee on the unused portion of the Credit Facility at September 30, 2011 was 0.50%. For the three months ended September 30, 2011 and 2010, the weighted average annual interest rate on borrowings under the Credit Facility was 2.1 % and 2.0%, respectively.

          At September 30, 2011, the Company had $137.2 million in outstanding borrowings and approximately $5.8 million in letters of credit outstanding under the Credit Facility compared with no outstanding balances under the Credit Facility at June 30, 2011. As of September 30, 2011, the Company had approximately $229.2 million of eligible accounts receivable and inventories available as collateral under the Credit Facility and remaining borrowing availability of $91.5 million. The Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2011	June 30, 2011

7 3/8% Senior Notes due March 2021	$250,000	$250,000

          At September 30, 2011 and June 30, 2011, the estimated fair value of the Company's 7 3/8% Senior Notes using available market information and interest rates was as follows:

(Amounts in thousands)	September 30, 2011	June 30, 2011

7 3/8% Senior Subordinated Notes due March 2021	$249,675	$260,625

          The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, primarily due to the illiquid nature of the capital markets in which the 7 3/8% Senior Notes are traded. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

          The Company is a party to a number of legal actions, proceedings, audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company's cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company's management believes that the outcome of such actions, proceedings, claims and disputes will not have a material adverse effect on the Company's business, prospects, results of operations, financial condition or cash flows.

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

          The following table presents the fair value hierarchy for those of the Company's financial assets that were measured at fair value on a recurring basis as of September 30, 2011:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets
Foreign currency contracts	$--	$1,608	$--	$1,608

          As of June 30, 2011, the Company's foreign currency contracts were measured at fair value under Level 2 as a liability of $2.0 million. See Note 12 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of September 30, 2011, the Company did not have any non-financial assets and liabilities measured at fair value.

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

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries' revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2011 or in fiscal 2011 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of September 30, 2011, the Company had notional amounts of 9.0 million British pounds and 3.2 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between October 31, 2011 and May 31, 2012.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Foreign currency contracts used to hedge forecasted cost of sales are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiaries' cost of sales generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2011 or in fiscal 2011 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of September 30, 2011, the Company had notional amounts of 20.8 million Canadian dollars and 8.5 million Australian dollars under foreign currency contracts used to hedge forecasted cost of sales that expire between September 30, 2011 and May 31, 2013.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three months ended September 30, 2011 and 2010, the Company recorded a gain of $1.1 million and a loss of $1.9 million, respectively in selling, general and administrative expenses related to these contracts. As of September 30, 2011, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three months ended September 30, 2011 or in fiscal 2011 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

	Fair Value of Derivative Instruments
(Amounts in thousands)	Asset Derivatives As of September 30, 2011

	Balance Sheet Location	Fair Value

Derivatives designated as effective hedges
Foreign Currency Contracts	Other assets	$1,608

Total		$1,608

          As of June 30, 2011, the Company's foreign currency contracts were measured at fair value as a liability of $2.0 million.

Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Currency Contracts- Sales	$652	$(1,020)
Currency Contracts - Cost of Sales	2,036	(792)

Total	$2,688	$(1,812)

Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Currency Contracts - Sales (1)	$(56)	$(35)
Currency Contracts - Cost of Sales (2)	(619)	(120)

Total	$(675)	$(155)

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

          The Company's operations are organized into the following reportable segments:

—

North America - The North America segment sells the Company's portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company's direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company's global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from the Company for use in its salons.

—

International - The International segment sells the Company's portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 100 countries outside of North America to perfumeries, boutiques, department stores, travel retail outlets and distributors.

           The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2011 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies." The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

          Segment profit (loss) excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Company's Global Efficiency Re-engineering initiative, which was substantially completed in fiscal 2011 (the "Initiative"), and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 The following table is a comparative summary of the Company's net sales and segment profit (loss) by reportable segment for the three months ended September 30, 2011 and 2010:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Segment Net Sales:
North America	$192,966	$190,002
International	110,568	94,819

Total	$303,534	$284,821

Segment Profit (Loss):
North America	$30,350	$20,891
International	(4,296)	(41)

Total	$26,054	$20,850

Reconciliation:
Segment Profit	$26,054	$20,850
Less:
Depreciation and Amortization	8,061	7,612
Interest Expense, net	5,262	5,331
Consolidation and Elimination Adjustments	722	205
Unallocated Corporate Expenses	-	734	(1)

Income Before Income Taxes	$12,009	$6,968

(1)  Amounts for the three months ended September 30, 2010, include (i) $0.4 million of restructuring expenses for corporate operations, not related to the Initiative, and (ii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2011. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

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

          In addition to our owned and licensed fragrance brands, we distribute approximately 300 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements. On August 10, 2011, we amended our long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates and acquired all of the U.S. and international trademarks for the Curve fragrance brands as well as trademarks for certain other smaller fragrance brands. The amendment established a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduced the future minimum guaranteed royalties for the term of the license, and required a pre-payment of royalties for the remainder of calendar 2011. We paid Liz Claiborne, Inc. and its affiliates $58.4 million in cash in connection with this transaction. We capitalized $43.9 million of the $58.4 million cash paid as exclusive brand trademarks and the balance was recorded as a prepaid asset associated with the settlement of royalties for the remainder of calendar year 2011 and the buy-down of future royalties. See Note 6 to the Notes to Unaudited Financial Statements.

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

          In fiscal 2012, we intend to continue to focus on expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, continuing our focus on improving our sales and operations planning processes and our supply chain and logistics efficiency and leveraging our overhead structure by increasing sales of our International segment. We expect our fiscal 2012 gross margins to improve an additional 200 to 225 basis points over our fiscal 2011 gross margin. We expect to use a portion of this anticipated margin improvement to support organic growth of our key brands and drive improved profitability.

We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2011 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Information and Factors That May Affect Future Results."

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2011, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2011 or in fiscal 2011 relating to foreign currency contracts used to hedge forecasted revenues or forecasted cost of sales resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax income (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three months ended September 30, 2011 and 2010.

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Net Sales	$(56)	$(35)
Cost of Sales	(619)	(120)
Selling, general and administrative	1,088	(1,869)

Total pre-tax income (loss)	$413	$(2,024)

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2011 and 2010. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended

	September 30, 2011		September 30, 2010

Net sales	$303,534	100.0%	$284,821	100.0%
Cost of sales	159,755	52.6	155,088	54.4
Depreciation related to cost of goods sold	1,343	0.5	1,325	0.5
Gross profit	142,436	46.9	128,408	45.1
Selling, general and administrative expenses	118,447	39.0	109,822	38.6
Depreciation and amortization	6,718	2.2	6,287	2.2
Income from operations	17,271	5.7	12,299	4.3
Interest expense, net	5,262	1.7	5,331	1.9
Income before income taxes	12,009	4.0	6,968	2.4
Provision for income taxes	2,777	0.9	2,081	0.7
Net income	9,232	3.1	4,887	1.7

Other data
EBITDA and EBITDA margin (1)	$25,332	8.3%	$19,911	7.0%

(1)   For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010. EBITDA margin represents EBITDA divided by net sales.

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

Segment profit (loss) excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to our Global Efficiency Re-engineering Initiative, which was substantially completed in fiscal 2011, and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit (loss) by reportable segment for the three months ended September 30, 2011 and 2010 and reflects the basis of presentation described in Note 13 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Segment Net Sales:
North America	$192,966	$190,002
International	110,568	94,819

Total	$303,534	$284,821

Segment Profit (Loss):
North America	$30,350	$20,891
International	(4,296)	(41)
Less:
Depreciation and Amortization	8,061	7,612
Interest Expense, net	5,262	5,331
Consolidation and Elimination Adjustments	722	205
Unallocated Corporate Expenses	--	734	(1)

Income Before Income Taxes	$12,009	$6,968

(1)  Amounts for the three months ended September 30, 2010, include (i) $0.4 million of restructuring expenses, for corporate operations, not related to the our Global Efficiency Re-engineering Initiative, and (ii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

          Net Sales.    Net sales increased by 6.6% or $18.7 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Excluding the favorable impact of foreign currency, net sales increased by 3.2% or $9.2 million. Net sales for Elizabeth Arden branded products increased by $13.8 million, led primarily by higher sales of skin care products. Net sales of licensed and other owned products increased by $2.9 million primarily due to (i) the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA, and (ii) higher sales of Britney Spears and Elizabeth Taylor fragrances. Partially offsetting these increases were lower sales of Juicy Couture fragrances, primarily due to the prior year launch of Peace, Love & Juicy Couture, as well as lower sales of Kate Spade and Mariah Carey fragrances. Sales of distributed brands were $2.5 million higher than the prior year period. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 1.6% or $3.0 million. Excluding the favorable impact of foreign currency, net sales increased by 1.1 % or $2.0 million. Net sales for Elizabeth Arden branded products increased by $4.5 million, primarily due to higher sales of skin care products. Net sales of licensed and other owned products decreased by $3.8 million due to lower sales of Juicy Couture fragrances, primarily due to the prior year launch of Peace, Love & Juicy Couture, as well as lower sales of Kate Spade and Mariah Carey fragrances. Partially offsetting these decreases were (i) higher sales due to the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA, and (ii) higher sales of Elizabeth Taylor fragrances. Sales of distributed brands were $2.4 million higher than the prior year period. Net sales to mass retail customers increased by $2.8 million.

International

          Net sales increased by 16.6% or $15.7 million. Excluding the favorable impact of foreign currency, net sales increased by 7.6% or $7.2 million. Net sales for Elizabeth Arden branded products increased by $9.3 million, primarily due to higher sales of skin care products. Net sales of licensed and other owned products increased by $6.7 million primarily due to higher sales of Britney Spears, Juicy Couture and John Varvatos fragrances. Our international results were led by higher sales of $7.6 million in travel retail and distributor markets and $6.6 million in the Asia Pacific region.

          Gross Margin.   For the three months ended September 30, 2011 and 2010, gross margins were 46.9% and 45.1%, respectively. Gross margin in the current year period benefited from a higher proportion of sales of Elizabeth Arden products, primarily skin care and color, which reflect higher gross margins and lower returns in North America, partially offset by the unfavorable impacts of foreign currency.

          SG&A.   Selling, general and administrative expenses increased 7.9%, or $8.6 million, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase was due to higher marketing and sales expenses of $3.1 million and higher general and administrative expenses of $5.5 million. The increase in marketing and sales expenses was primarily due to (i) higher sales promotion and direct selling expenses of $5.3 million, and (ii) higher marketing and sales overhead expenses of $2.5 million, partially offset by (a) lower royalty expenses of $2.5 million due in part to the amendment to the license agreement with Liz Claiborne, and (b) lower media expenses as a result of the timing of spend on fragrance launches, which is more concentrated in the second quarter of the current fiscal year as compared to the prior year. The increase in general and administrative expenses was principally due to (i) the unfavorable impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $2.0 million compared to gains of $1.4 million in the prior year period, and (ii) higher payroll costs of $2.9 million. The three months ended September 30, 2010 also included total restructuring and Global Efficiency Re-engineering Initiative-related one-time costs of $1.0 million. For both the three months ended September 30, 2011 and 2010, total share-based compensation costs charged against income for all stock plans was $1.2 million.

Segment Profit

North America

Segment profit increased 45.3% or $9.5 million. The increase in segment profit was due to higher sales and gross profit and lower selling, general and administrative expenses.

International

          Segment loss increased by $4.3 million as compared to the prior year period. The increase in segment loss was due to higher selling, general and administrative expenses, partially offset by higher sales and gross profit. The increase in selling, general and administrative expenses is mainly due to (i) unfavorable impacts of foreign currency, and (ii) a higher proportion of corporate expenses which are primarily allocated based on sales.

          Interest Expense, Net.    Interest expense, net of interest income, was slightly lower for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Lower average borrowings under our revolving bank credit facility during the current year period were offset by higher long-term debt in the current year period as a result of the higher aggregate principal amount of our 7 3/8% senior notes issued in January 2011, as compared to the 7 3/4% senior subordinated notes that were outstanding during the prior year period.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the three months ended September 30, 2011 and 2010:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Domestic pre-tax income (loss)	$3,382	$(2,365)
Foreign pre-tax income	8,627	9,333

Total income before income taxes	$12,009	$6,968

Effective tax rate	23.1%	29.9%

          For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances change during the fiscal year which could impact the full year expected earnings or the earnings contribution by tax jurisdiction, the effective tax rate is adjusted in the period in which such changes become known. Additionally, discrete items which could impact the effective tax rate are reported in the interim period incurred.

          The change in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher expected full year earnings contributions from our international operations in the current year as compared to what the full year expected earnings contribution was as of September 30, 2010 and (ii) a shift in the ratio of earnings contributions between jurisdictions which have different tax rates. Our international operations are tax-effected at a lower rate than our domestic operations. Discrete items did not impact the effective tax rates for the three months ended September 30, 2011 and 2010.

          Net Income.    Net income for the three months ended September 30, 2011, was $9.2 million, compared to $4.9 million for the three months ended September 30, 2010. The increase in the net income was primarily due to higher net sales, improved gross margins and lower effective tax rate in the current year period, partially offset by higher selling, general and administrative expenses.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $5.4 million to $25.3 million for the three months ended September 30, 2011, compared to $19.9 million for the three months ended September 30, 2010. The increase in EBITDA was primarily the result of higher net sales and improved gross margins, partially offset by higher selling, general and administrative expenses in the current year period.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Net income	$9,232	$4,887
Plus:
Provision for income taxes	2,777	2,081
Interest expense, net	5,262	5,331
Depreciation in cost of sales	1,343	1,325
Depreciation and amortization	6,718	6,287

EBITDA	$25,332	$19,911

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the three months ended September 30, 2011 and 2010:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Net cash used in operating activities	$(115,584)	$(93,366)
Net cash used in investing activities	(47,834)	(19,336)
Net cash provided by financing activities	140,704	108,393
Net decrease in cash and cash equivalents	(24,400)	(3,302)

Operating Activities

          Cash used by our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash used by operating activities for the three months ended September 30, 2011 and 2010:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Net income including adjustments to reconcile to net cash provided by operating activities	$19,939	$14,685
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(135,523)	(108,051)

Net cash used by operating activities	$(115,584)	$(93,366)

          For the three months ended September 30, 2011, net cash used in operating activities was $115.6 million, as compared to $93.4 million for the three months ended September 30, 2010. Net income adjusted for non-cash items increased by $5.3 million as compared to the prior year. Working capital changes utilized cash of $135.5 million in the current year period as compared to $108.1 million in the prior year. The increase in cash utilized by working capital changes primarily related to (i) timing of accruals for advertising and promotional activities, (ii) higher cash payments in the current year period related to prior year incentive compensation costs, (iii) lower royalty accruals primarily due to the amendment to the license agreement with Liz Claiborne that became effective in August 2011, and (iv) the timing of interest payments as a result of our debt refinancing completed in the third quarter of fiscal 2011.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the three months ended September 30, 2011 and 2010:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Additions to property and equipment	$(3,934)	$(5,472)
Acquisition of intangible and other assets	(43,900)	(13,864)

Net cash used by investing activities	$(47,834)	$(19,336)

          For the three months ended September 30, 2011, net cash used in investing activities of $47.8 million was composed of (i) $3.9 million of capital expenditures, and (ii) $43.9 million related to the acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands and the amendment to the license agreement with Liz Claiborne. For the three months ended September 30, 2010, net cash used in investing activities of $19.3 million was composed of (i) $5.5 million of capital expenditures, and (ii) approximately $13.9 million of payments related to the acquisition of the PREVAGE® trademarks and related patents and the global license agreement with John Varvatos Apparel Corp. for the manufacture, distribution and marketing of John Varvatos fragrances. The decrease in capital expenditures for the three months ended September 30, 2011 is primarily due to expenditures incurred in the prior year period for in-store counters and displays, primarily in our international markets, as well as tools and molds.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the three months ended September 30, 2011 and 2010:

(Amounts in thousands)	Three Months Ended

	September 30, 2011	September 30, 2010

Proceeds from short-term debt	$137,200	$115,000
Repurchase of common stock	-	(10,335)
Proceeds from the exercise of stock options	1,077	3,112
All other financing activities	2,427	616

Net cash provided by financing activities	$140,704	$108,393

          For the three months ended September 30, 2011, net cash provided by financing activities was $140.7 million, as compared to $108.4 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, borrowings under our credit facility increased by $137.2 million from a zero balance at June 30, 2011. During the three months ended September 30, 2010, borrowings under our credit facility increased by $115.0 million to $174.0 million at September 30, 2010. Repurchases of common stock in the prior year period were $10.3 million and included approximately $1.2 million for the settlement of shares that were repurchased at the end of fiscal 2010 under our share repurchase program. Proceeds from the exercise of stock options were $1.1 million in the current year period as compared to $3.1 million in the prior year period.

          Interest paid during the three months ended September 30, 2011, included $12.0 million of interest payments on the 7 3/8% senior notes due 2021 and $0.5 million of interest paid on the borrowings under our credit facility. Interest paid during the three months ended September 30, 2010, included $8.5 million of interest payments on our previously outstanding 7 3/4% senior subordinated notes and $0.8 million of interest paid on the borrowings under our credit facility.

          At September 30, 2011, we had approximately $34.5 million of cash, of which $29.2 million was held outside of the United States. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          We have a $300 million revolving credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis with a $25 million sub-limit for letters of credit. See Note 8 to the Notes to Unaudited Consolidated Financial Statements. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility expires in January 2016.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended September 30, 2011 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2011. We were in compliance with all applicable covenants under the credit facility for the quarter ended September 30, 2011.

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

          At September 30, 2011, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. The commitment fee on the unused portion of the credit facility at September 30, 2011 was 0.50%. For each of the three months ended September 30, 2011 and 2010, the weighted average annual interest rate on borrowings under the credit facility was 2.1% and 2.0%, respectively.

          At September 30, 2011, we had (i) $137.2 million in borrowings and $5.8 million in letters of credit outstanding under the credit facility, (ii) $229.2 million of eligible accounts receivable and inventories available as collateral under the credit facility, and (iii) remaining borrowing availability of $91.5 million. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At September 30, 2011, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and will be payable semi-annually on March 15 and September 15 of every year, commencing on September 15, 2011. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility to the extent of the collateral securing the credit facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

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

          We have discussions from time to time with manufacturers and owners of prestige fragrance brands regarding our possible acquisition of additional trademark, exclusive licensing and/or distribution rights. We currently have no material agreements or commitments with respect to any such acquisition, although we periodically execute routine agreements to maintain the confidentiality of information obtained during the course of discussions with such manufacturers and brand owners. There is no assurance that we will be able to negotiate successfully for any such future acquisitions or that we will be able to obtain acquisition financing or additional working capital financing on satisfactory terms for further expansion of our operations.

          Repurchases of Common Stock.    On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of September 30, 2011, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. There were no share repurchases during the three months ended September 30, 2011.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011:
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

*	our reliance on license agreements with third parties for the rights to sell many of our prestige fragrance brands;
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

*	the success of our Global Efficiency Re-engineering Initiative, including our transition to a turnkey manufacturing process and our new financial accounting and order processing system;
*	our ability to effectively implement, manage and maintain our global information systems;
*	our reliance on certain third parties for certain outsourced business services, including information technology operations and employee benefit plan administration;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2011, we had $137.2 million in borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the three months ended September 30, 2011, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2011 would have increased or decreased by approximately $0.3 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three months ended September 30, 2011, we derived approximately 41% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of September 30, 2011, we had notional amounts of 9.0 million British pounds and 3.2 million of Euros under open foreign currency contracts that expire between October 31, 2011 and May 31, 2012 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2011, we had notional amounts of 20.8 million Canadian dollars and 8.5 million Australian dollars under open foreign currency contracts that expire between October 31, 2011 and May 31, 2013 to hedge a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to fluctuations in currency rates. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three months ended September 30, 2011 from settled contracts was approximately $0.5 million. At September 30, 2011, the unrealized gain, net of taxes, associated with these open contracts of approximately $1.3 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 12 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of September 30, 2011, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the quarter ended September 30, 2011, was $0.9 million.

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

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 5.    OTHER INFORMATION

Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan

          On August 8, 2011, the compensation committee of our board of directors adopted the Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan, which we call the 2011 ESPP, and recommended that it be submitted to our shareholders for approval at our annual meeting of shareholders to be held on November 9, 2011. On August 9, 2011, our board of directors also approved the 2011 ESPP and approved the submission of the 2011 ESPP to our shareholders at the 2011 annual meeting of shareholders.

          The 2011 ESPP is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended, and makes up to 1,000,000 shares of our common stock available for purchase by eligible employees (other than our chief executive officer) at a discount that complies with the requirements of such Section 423. The 2011 ESPP is similar, in all material respects, to the Elizabeth Arden, Inc. 2002 Employee Stock Purchase Plan ("2002 ESPP") that it is intended to replace. If approved by our shareholders at the 2011 annual meeting of shareholders scheduled for November 9, 2011, the 2011 ESPP will become effective on December 1, 2011 and the 2002 ESPP will terminate on November 30, 2011.

          A more detailed description of the 2011 ESPP is set forth in our Proxy Statement on Schedule 14A (the "Proxy Statement") dated October 11, 2011, relating to our 2011 annual meeting of shareholders in the section entitled "Proposal 4 -- Approval of the Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan," which is incorporated herein by this reference. This description is qualified in its entirety by reference to a copy of the 2011 ESPP attached to the Proxy Statement as Exhibit A.

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

10.22 + *	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan.

Exhibit Number	Description

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.
* Filed herewith.

** Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of September 30, 2011 and June 30, 2011, (ii) unaudited condensed consolidated statements of income for the three months ended September 30, 2011 and 2010, respectively, (iii) unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2011 and 2010, respectively, and (iv) the notes to the unaudited condensed consolidated financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: November 4, 2011	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.22	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document