Form 10-Q
period 2011-12-31
ELIZABETH ARDEN INC
filed 2012-02-03
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2012

Common Stock, $.01 par value per share	29,281,853

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	As of

	December 31, 2011	June 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$62,340	$58,850
Accounts receivable, net	216,877	165,622
Inventories	264,632	246,514
Deferred income taxes	23,145	37,683
Prepaid expenses and other assets	47,498	45,725

Total current assets	614,492	554,394

Property and equipment, net	78,981	82,762
Exclusive brand licenses, trademarks and intangibles, net	224,028	184,758
Goodwill	21,054	21,054
Debt financing costs, net	8,120	8,740
Deferred income taxes	1,911	2,521
Other	6,150	608

Total assets	$954,736	$854,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$99,233	$47,951
Other payables and accrued expenses	112,814	117,546

Total current liabilities	212,047	165,497

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	17,406	21,575

Total long-term liabilities	267,406	271,575

Total liabilities	479,453	437,072

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 33,633,070 and 33,452,687 shares issued, respectively	336	334
Additional paid-in capital	336,744	327,226
Retained earnings	211,538	159,935
Treasury stock (4,353,200 shares at cost)	(74,871)	(74,871)
Accumulated other comprehensive income	1,536	5,141

Total shareholders' equity	475,283	417,765

Total liabilities and shareholders' equity	$954,736	$854,837

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net sales	$429,926	$405,633	$733,460	$690,454
Cost of goods sold:
Cost of sales	211,012	211,249	370,767	366,337
Depreciation related to cost of goods sold	1,601	1,165	2,944	2,490

Total cost of goods sold	212,613	212,414	373,711	368,827

Gross profit	217,313	193,219	359,749	321,627

Operating expenses:
Selling, general and administrative	148,451	136,617	266,898	246,439
Depreciation and amortization	7,070	6,262	13,788	12,549

Total operating expenses	155,521	142,879	280,686	258,988

Income from operations	61,792	50,340	79,063	62,639

Interest expense, net	5,786	5,552	11,048	10,883

Income before income taxes	56,006	44,788	68,015	51,756
Provision for income taxes	13,635	10,830	16,412	12,911

Net income	$42,371	$33,958	$51,603	$38,845

Net income per common share:
Basic	$1.46	$1.24	$1.78	$1.42

Diluted	$1.42	$1.19	$1.73	$1.37

Weighted average number of common shares:
Basic	28,980	27,459	28,925	27,266

Diluted	29,917	28,568	29,913	28,297

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance as of July 1, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765
Issuance of common stock upon exercise of options	318	3	4,059	--	--	--	--	4,062
Issuance of restricted stock, net of forfeitures	(177)	(1)	(2,098)	--	--	--	--	(2,099)
Issuance of common stock for employee stock purchase plan	39	--	958					958
Amortization of share-based awards	--	--	2,500	--	--	--	--	2,500
Excess tax benefit from share-based awards	--	--	4,099	--	--	--	--	4,099
Comprehensive Income:
Net Income	--	--	--	51,603	--	--	--	51,603

Foreign currency translation adjustments	--	--	--	--	--	--	(5,637)	(5,637)

Disclosure of reclassification amounts, net of taxes
Unrealized hedging gain arising during the period	--	--	--	--	--	--	2,535	2,535
Less: reclassification adjustment for hedging losses included in net income	--	--	--	--	--	--	503	503

Net unrealized cash flow hedging gain	--	--	--	--	--	--	2,032	2,032

Total comprehensive income (loss)	--	--	--	51,603	--	--	(3,605)	47,998

Balance as of December 31, 2011	33,633	$336	$336,744	$211,538	(4,353)	$(74,871)	$1,536	$475,283

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31, 2011	December 31, 2010

Operating Activities:
Net income	$51,603	$38,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,732	15,039
Amortization of senior note offering and credit facility costs	621	722
Amortization of share-based awards	2,500	2,440
Deferred income taxes	13,711	9,814
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(53,873)	(40,961)
Increase in inventories	(19,990)	(4,698)
(Increase) decrease in prepaid expenses and other assets	(5,607)	4,072
Increase (decrease) in accounts payable	52,653	(1,202)
(Decrease) increase in other payables, accrued expenses and other liabilities	(8,804)	30,292
Other	(377)	(46)

Net cash provided by operating activities	49,169	54,317

Investing Activities:
Additions to property and equipment	(9,090)	(11,443)
Acquisition of intangibles and other assets	(43,900)	(13,864)

Net cash used in investing activities	(52,990)	(25,307)

Financing Activities:
Payments on short-term debt	--	(22,000)
Proceeds from the exercise of stock options	4,062	9,862
Proceeds from the issuance of common stock under the employee stock purchase plan	958	793
Repurchase of common stock	--	(10,335)
Excess tax benefit from share-based awards	4,144	2,378

Net cash provided by (used in) financing activities	9,164	(19,302)

Effect of exchange rate changes on cash and cash equivalents	(1,853)	1,725

Net increase in cash and cash equivalents	3,490	11,433
Cash and cash equivalents at beginning of period	58,850	26,881

Cash and cash equivalents at end of period	$62,340	$38,314

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment (not included above)	$333	$740

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

          The components of accumulated other comprehensive income were as follows:

(Amounts in thousands)	December 31, 2011	June 30, 2011

Cumulative foreign currency translation adjustments	$911	$6,548
Unrealized hedging gains (losses), net of taxes	625	(1,407)

Accumulated other comprehensive income	$1,536	$5,141

          The Company's comprehensive income consists of net income, foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of other comprehensive income were as follows:

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net income	$42,371	$33,958	$51,603	$38,845
Foreign currency translation adjustments	644	1,764	(5,637)	6,117
Unrealized hedging (loss) gain, net of taxes	(656)	496	2,032	(1,316)

Total comprehensive income	$42,359	$36,218	$47,998	$43,646

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

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Basic
Net income	$42,371	$33,958	$51,603	$38,845

Weighted average shares outstanding	28,980	27,459	28,925	27,266

Net income per basic share	$1.46	$1.24	$1.78	$1.42

Diluted
Net income	$42,371	$33,958	$51,603	$38,845

Weighted average shares outstanding	28,980	27,459	28,925	27,266

Potential common shares - treasury method	937	1,109	988	1,031

Weighted average shares and potential dilutive common shares	29,917	28,568	29,913	28,297

Net income per diluted share	$1.42	$1.19	$1.73	$1.37

          The following table shows the number of Common Stock equivalents subject to option awards that were outstanding for the three and six months ended December 31, 2011 and 2010 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Number of shares	--	936	24	1,045

NOTE 4.    NEW ACCOUNTING STANDARDS

Goodwill Impairment Measurements

          In September 2011, the Financial Accounting Standards Board ("FASB") issued an update to Topic 350, Intangibles- Goodwill and Other, which is intended to simplify how an entity tests goodwill for impairment. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The changes to Codification Topic 350 will be effective for the Company beginning July 1, 2012 and is not expected to have a material impact on the Company's consolidated financial statements or disclosures. Early adoption is permitted, and the Company expects to adopt the updated guidance in Topic 350 for its annual impairment test to be performed during the fourth quarter of the current fiscal year.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

          In May 2011, the FASB and the International Accounting Standards Board ("IASB") issued new guidance on fair value measurement and disclosure requirements. This update will supersede most of the guidance in Topic 820, Fair Value Measurements and Disclosures. Many of the changes to Topic 820, Fair Value Measurements and Disclosures are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current U.S. generally accepted accounting principles. The changes to Topic 820 will be effective for the Company beginning January 1, 2012 and is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

Comprehensive Income

          In June 2011, the FASB issued an update to Topic 220, Comprehensive Income, which will supersede some of the guidance in Topic 220. This update requires companies to present comprehensive income in either one or two consecutive financial statements and eliminates the option under current accounting standards that permits the presentation of other comprehensive income in the statement of changes in equity. Subsequently in December 2011, the FASB issued an additional update to Topic 220 that defers certain disclosure requirements originally included in the June update. In particular, the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income has been deferred. The changes to Topic 220 will be effective for the Company beginning July 1, 2012 and will be applied retrospectively. The changes do not have a material impact on the Company's consolidated financial statements, although it will require changing the Company's presentation and disclosure of comprehensive income.

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	December 31, 2011	June 30, 2011

Raw materials	$55,495	$55,614
Work in progress	20,085	21,996
Finished goods	189,052	168,904

Total	$264,632	$246,514

NOTE 6.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	December 31, 2011	June 30, 2011	June 30, 2011 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	86,804	86,755	17
Exclusive brand trademarks	99,913	55,832	14
Other intangibles (1)	19,930	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	329,062	285,332

Accumulated amortization:
Exclusive brand licenses and related trademarks	(53,780)	(51,006)
Exclusive brand trademarks	(42,807)	(41,121)
Other intangibles	(8,447)	(8,447)

Exclusive brand licenses, trademarks and intangibles, net	$224,028	$184,758

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          On August 10, 2011, the Company amended its long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates and acquired all of the U.S. and international trademarks for the Curve fragrance brands as well as trademarks for certain other smaller fragrance brands. The amendment also established a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduced the future minimum guaranteed royalties for the term of the license, and required a pre-payment of royalties for the remainder of calendar 2011. The Company paid Liz Claiborne, Inc. and its affiliates $58.4 million in cash in connection with this transaction. The Company capitalized $43.9 million of the $58.4 million cash paid as exclusive brand trademarks and the balance was recorded as a prepaid asset associated with the settlement of royalties for the remainder of calendar year 2011 and the buy-down of future royalties.

          At December 31, 2011, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at December 31, 2011 did not change from the prior year end balance as the Company did not record any additions or impairments during the three and six months ended December 31, 2011.

          Amortization expense was $2.5 million and $2.4 million for the three months ended December 31, 2011 and 2010, respectively, and $4.9 million for both the six months ended December 31, 2011 and 2010. At December 31, 2011, the Company estimated annual amortization expense for the Company's intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)

Remainder of fiscal 2012	$5.1
2013	$9.2
2014	$8.2
2015	$7.7
2016	$7.4

NOTE 7.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	December 31, 2011	June 30, 2011

Accrued advertising, promotion and royalties	$46,722	$33,718
Accrued employee-related benefits	18,198	34,379
Accrued interest	5,651	8,528
Other accruals	42,243	40,921

Total other payables and accrued expenses	$112,814	$117,546

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31). The Company's average borrowing base capacity during the quarter ended December 31, 2011, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2011.

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

          At December 31, 2011, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. The commitment fee on the unused portion of the Credit Facility at December 31, 2011 was 0.50%. For the six months ended December 31, 2011 and 2010, the weighted average annual interest rate on borrowings under the Credit Facility was 2.4 % and 2.1%, respectively.

          At December 31, 2011, the Company had no outstanding borrowings and approximately $4.7 million in letters of credit outstanding under the Credit Facility compared with no outstanding borrowings under the Credit Facility at June 30, 2011. At December 31, 2011, based on eligible accounts receivable and inventory available as collateral, approximately $208 million could be borrowed under the Credit Facility. In periods when there are outstanding borrowings, the Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	December 31, 2011	June 30, 2011

7 3/8% Senior Notes due March 2021	$250,000	$250,000

          At December 31, 2011 and June 30, 2011, the estimated fair value of the Company's 7 3/8% Senior Notes using available market information and interest rates was as follows:

(Amounts in thousands)	December 31, 2011	June 30, 2011

7 3/8% Senior Notes due March 2021	$262,500	$260,625

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

NOTE 10.    COMMITMENTS AND CONTINGENCIES

          The Company is a party to a number of legal actions, proceedings, audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

contains an element of uncertainty and may materially affect the Company's cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company's management believes that the outcome of such actions, proceedings, audits, claims and disputes will not have a material adverse effect on the Company's business, prospects, results of operations, financial condition or cash flows.

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

          The following table presents the fair value hierarchy for those of the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets
Foreign currency contracts	$--	$917	$--	$917

Liabilities
Foreign currency contracts	$--	$177	$--	$177

          As of June 30, 2011, the Company's foreign currency contracts were measured at fair value under Level 2 as a liability of $2.0 million. See Note 12 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of December 31, 2011, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 12.    DERIVATIVE FINANCIAL INSTRUMENTS

          The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of the Company's foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also enters into cash flow hedges for a portion of its forecasted inventory purchases to reduce the exposure of its Canadian and Australian subsidiaries' cost of sales to such fluctuations as well as cash flow hedges for a portion of its subsidiaries' forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company's derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries' revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2011 or in fiscal 2011 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of December 31, 2011, the Company had notional amounts of 4.9 million British pounds and 2.2 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between January 31, 2012 and May 31, 2012.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiaries' cost of sales or subsidiaries' Swiss franc operating costs generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2011 or in fiscal 2011 relating to foreign currency contracts used to hedge forecasted cost of sales resulting from hedge ineffectiveness. As of December 31, 2011, the Company had notional amounts under foreign currency contracts of (i) 16.7 million Canadian dollars and 5.0 million Australian dollars used to hedge forecasted cost of sales, and (ii) 12.4 million Swiss francs to hedge forecasted operating costs that expire between January 31, 2012 and May 31, 2013.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and six months ended December 31, 2011, the Company recorded a loss of $0.5 million and a gain of $0.6 million, respectively in selling, general and administrative expenses related to these contracts. For the three and six months ended December 31, 2010, the Company recorded a gain of $63,000 and a loss of $1.8 million, respectively, in selling, general and administrative expenses related to these contracts. As of December 31, 2011, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and six months ended December 31, 2011 or in fiscal 2011 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments

	Asset Derivatives As of December 31, 2011		Liability Derivatives As of December 31, 2011

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as effective hedges:
Foreign Currency Contracts	Other assets	$917	Other payables	$177

Total		$917		$177

          As of June 30, 2011, the Company's foreign currency contracts were measured at fair value as a liability of $2.0 million.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Loss) Gain Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Currency Contracts-Sales	$(87)	$870	$565	$(150)
Currency Contracts - Cost of Sales	(493)	(374)	1,543	(1,166)
Currency Contracts - Selling, general and administrative expenses	(76)	--	(76)	--

Total	$(656)	$496	$2,032	$(1,316)

(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Currency Contracts - Sales (1)	$123	$(270)	$67	$(305)
Currency Contracts - Cost of Sales (2)	(179)	(576)	(798)	(696)

Total	$(56)	$(846)	$(731)	$(1,001)

(1) Recorded in net sales on the consolidated statements of income.
(2) Recorded in cost of sales on the consolidated statements of income.

NOTE 13.    SEGMENT DATA AND RELATED INFORMATION

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

          The Company's operations are organized into the following two operating segments, which also comprise the Company's reportable segments:

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

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the operating segments are the same as those described in the 2011 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies." The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's operating segments is produced for the Chief Executive or included herein.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Segment profit excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Company's Global Efficiency Re-engineering initiative, which was substantially completed in fiscal 2011 (the "Initiative"), and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales. The following table is a comparative summary of the Company's net sales and segment profit by operating segment for the three and six months ended December 31, 2011 and 2010:

(Amounts in thousands)	Three Months Ended			Six Months Ended

	December 31, 2011	December 31, 2010		December 31, 2011	December 31, 2010

Segment Net Sales:
North America	$287,095	$275,097		$480,061	$465,099
International	142,831	130,536		253,399	225,355

Total	$429,926	$405,633		$733,460	$690,454

Segment Profit:
North America	$53,965	$44,156		$84,315	$65,047
International	18,203	14,848		13,907	14,807

Total	$72,168	$59,004		$98,222	$79,854

Reconciliation:
Segment Profit	$72,168	$59,004		$98,222	$79,854
Less:
Depreciation and Amortization	8,671	7,427		16,732	15,039
Interest Expense, net	5,786	5,552		11,048	10,883
Consolidation and Elimination Adjustments	1,705	802		2,427	1,007
Unallocated Corporate Expenses	--	435	(1)	--	1,169	(2)

Income Before Income Taxes	$56,006	$44,788		$68,015	$51,756

(1)

Amounts for the three months ended December 31, 2010, include (i) $0.3 million of restructuring expenses related to the Initiative, and (ii) $0.1 million of restructuring expenses for corporate operations, not related to the Initiative.

(2)

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

          In fiscal 2012, we intend to continue to focus on expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, continuing our focus on improving our sales and operations planning processes and our supply chain and logistics efficiency and leveraging our overhead structure by increasing sales of our International segment. We expect our fiscal 2012 gross margin to improve an additional 200 to 250 basis points over our fiscal 2011 gross margin. We expect to use a portion of this anticipated margin improvement to support organic growth of our key brands and drive improved profitability.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2011, there have been no significant changes to the assumptions and estimates related to these critical accounting policies.

Foreign Currency Contracts

          We operate in several foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of our foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. We also enter into cash flow hedges for a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to such fluctuations, as well as cash flow hedges for a portion of our subsidiaries' forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. We do not enter into derivative financial contracts for speculative or trading purposes.

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2011 or in fiscal 2011 relating to foreign currency contracts resulting from hedge ineffectiveness.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire.

          The table below summarizes the effect of the pre-tax loss from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three and six months ended December 31, 2011 and 2010.

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net Sales	$123	$(270)	$67	$(305)
Cost of Sales	(179)	(576)	(798)	(696)
Selling, general and administrative	(505)	63	583	(1,806)

Total pre-tax loss	$(561)	$(783)	$(148)	$(2,807)

Results of Operations

          The following discussion compares the historical results of operations for the three and six months ended December 31, 2011 and 2010. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended				Six Months Ended

	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010

Net sales	$429,926	100.0%	$405,633	100.0%	$733,460	100.0%	$690,454	100.0%
Cost of sales	211,012	49.1	211,249	52.1	370,767	50.6	366,337	53.1
Depreciation in cost of sales	1,601	0.4	1,165	0.3	2,944	0.4	2,490	0.3
Gross profit	217,313	50.5	193,219	47.6	359,749	49.0	321,627	46.6
Selling, general and administrative expenses	148,451	34.5	136,617	33.7	266,898	36.4	246,439	35.7
Depreciation and amortization	7,070	1.6	6,262	1.5	13,788	1.8	12,549	1.8
Income from operations	61,792	14.4	50,340	12.4	79,063	10.8	62,639	9.1
Interest expense, net	5,786	1.4	5,552	1.4	11,048	1.5	10,883	1.6
Income before income taxes	56,006	13.0	44,788	11.0	68,015	9.3	51,756	7.5
Provision for income taxes	13,635	3.1	10,830	2.6	16,412	2.3	12,911	1.9
Net income	42,371	9.9	33,958	8.4	51,603	7.0	38,845	5.6

Other data
EBITDA and EBITDA margin (1)	$70,463	16.4%	$57,767	14.3%	$95,795	13.1%	$77,678	11.3%

(1)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010 and under Six Months Ended December 31, 2011 compared to Six Months Ended December 31, 2010. EBITDA margin represents EBITDA divided by net sales.

          Our operations are organized into the following two operating segments, which also comprise our reportable segments:

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

          Segment profit excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to our Global Efficiency Re-engineering Initiative, which was substantially completed in fiscal 2011, and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit by operating segment for the three and six months ended December 31, 2011 and 2010 and reflects the basis of presentation described in Note 13 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended			Six Months Ended

	December 31, 2011	December 31, 2010		December 31, 2011	December 31, 2010

Segment Net Sales:
North America	$287,095	$275,097		$480,061	$465,099
International	142,831	130,536		253,399	225,355

Total	$429,926	$405,633		$733,460	$690,454

Segment Profit:
North America	$53,965	$44,156		$84,315	$65,047
International	18,203	14,848		13,907	14,807
Less:
Depreciation and Amortization	8,671	7,427		16,732	15,039
Interest Expense, net	5,786	5,552		11,048	10,883
Consolidation and Elimination Adjustments	1,705	802		2,427	1,007
Unallocated Corporate Expenses (1)	--	435	(1)	--	1,169	(2)

Income Before Income Taxes	$56,006	$44,788		$68,015	$51,756

(1)

Amounts for the three months ended December 31, 2010, include (i) $0.3 million of restructuring expenses related to the Global Efficiency Re-engineering initiative, and (ii) $0.1 million of restructuring expenses for corporate operations, not related to the Global Efficiency Re-engineering initiative.

(2)

Amounts for the six months ended December 31, 2010, include (i) $0.3 million of restructuring expenses related to the Global Efficiency Re-engineering initiative, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Global Efficiency Re-engineering initiative, and (ii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

          Net Sales.    Net sales increased by 6.0% or $24.3 million for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. Excluding the favorable impact of foreign currency, net sales increased by 5.8% or $23.4 million. Net sales for Elizabeth Arden branded products increased by $14.2 million due to higher sales in all product categories, primarily led by higher sales of skin care products. Net sales of licensed and other owned products increased by $5.7 million primarily due to the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA, and higher sales of Curve and Juicy Couture fragrances. Partially offsetting these increases were lower sales of Britney Spears fragrances, in part due to the prior year launch of Radiance, as well as Mariah Carey fragrances. Sales of distributed brands were approximately $4.0 million higher than the prior year period. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 4.4% or $12.0 million. Foreign currency had a minimal impact on net sales for the quarter. Net sales for Elizabeth Arden branded products increased by $6.9 million due to higher sales in all product categories, led by higher sales of skin care products. Net sales of licensed and other owned products increased by $1.4 million primarily due to the launch of the Taylor Swift fragrance Wonderstruck and higher sales of Curve fragrances. Substantially offsetting these increases were lower sales of Britney Spears, Mariah Carey and Juicy Couture fragrances. Sales of distributed brands were $4.0 million higher than the prior year period. Higher sales to department store customers led our North America results.

International

          Net sales increased by 9.4% or $12.3 million. Excluding the favorable impact of foreign currency, net sales increased by 8.8% or $11.5 million. Net sales for Elizabeth Arden branded products increased by $7.3 million, primarily due to higher sales of skin care products. Net sales of licensed and other owned products increased by $4.3 million primarily due to higher sales of Juicy Couture and John Varvatos fragrances and the launch of the Taylor Swift fragrance Wonderstruck in select markets in the Asia Pacific region. Partially offsetting these increases were lower sales of Britney Spears fragrances. Our international results were led by increased sales of $7.2 million in Europe and $4.0 million in travel retail and distributor markets.

          Gross Margin.    For the three months ended December 31, 2011 and 2010, gross margins were 50.5% and 47.6%, respectively. Gross margin in the current year period benefited from improved operating efficiencies, including lower freight and distribution costs, as well as a higher proportion of sales of Elizabeth Arden products, primarily skin care, that have higher gross margins.

          SG&A.   Selling, general and administrative expenses increased 8.7%, or $11.8 million, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. The increase was due to higher marketing and sales expenses of $10.2 million and higher general and administrative expenses of $1.6 million. The increase in marketing and sales expenses was primarily due to (i) higher trade advertising, sales promotion and direct selling expenses of $5.8 million, (ii) higher media expenses of $4.6 million as a result of the timing of spend on fragrance launches which were more concentrated in the second quarter of the current fiscal year as compared to the prior year, and (iii) higher marketing and sales overhead expenses of $1.4 million, partially offset by lower royalty expenses of $2.4 million due primarily to the amendment to the license agreement with Liz Claiborne (see Note 6 -- "Exclusive Brand Licenses, Trademarks and Intangibles, Net and Goodwill" to the Notes to Unaudited Consolidated Financial Statements). The increase in general and administrative expenses was principally due to the unfavorable impact of foreign currency translation of certain of our affiliates' balance sheets as the current year included losses of $2.3 million compared to losses of $0.1 million in the prior year period. The three months ended December 31, 2010 also included total restructuring and Global Efficiency Re-engineering Initiative-related one-time costs of $0.4 million. For the three months ended December 31, 2011 and 2010 total share-based compensation cost charged against income for all stock plans was $1.3 million and $1.2 million, respectively.

Segment Profit

North America

          Segment profit increased 22.2% or $9.8 million. The increase in segment profit was due to higher gross profit, partially offset by higher selling, general and administrative expenses as further discussed above.

International

          Segment profit increased 22.6% or $3.4 million. The increase in segment profit was due to higher gross profit, partially offset by higher selling, general and administrative expenses as further discussed above.

          Interest Expense.    Interest expense, net of interest income, increased 4.2%, or $0.2 million, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. The increase resulted from higher long-term debt in the current year period as a result of the higher aggregate principal amount of our 7 3/8% senior notes issued in January 2011, as compared to the 7 3/4% senior subordinated notes that were outstanding during the prior year period, partially offset by lower average borrowings under our revolving bank credit facility during the current year period.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the three months ended December 31, 2011 and 2010:

(Amounts in thousands)	Three Months Ended

	December 31, 2011	December 31, 2010

Domestic pre-tax income	$30,821	$19,814
Foreign pre-tax income	25,185	24,974

Total income before income taxes	$56,006	$44,788

Effective tax rate	24.3%	24.2%

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

          The effective tax rate in the current year period was relatively flat as compared to the prior year period. The effective rate for the prior year period shown above was based on our expectation of full year earnings contributions from our domestic and foreign operations as of December 31, 2010. Discrete items did not have a material impact on the effective tax rates for the three months ended December 31, 2011 and 2010. The effective tax rate for the full fiscal year ended June 30, 2011 was 17.4%.

          A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our effective tax rate for the year ending June 30, 2012 to be higher than the prior year's effective tax rate due to higher forecasted full year earnings contribution from our domestic operations in the current fiscal year.

          Net Income.    Net income for the three months ended December 31, 2011, was $42.4 million compared to $34.0 million for the three months ended December 31, 2010. The increase in net income was primarily due to higher net sales and improved gross margins, partially offset by higher selling, general and administrative expenses.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $12.7 million to $70.5 million for the three months ended December 31, 2011, compared to $57.8 million for the three months ended December 31, 2010. The increase in EBITDA was primarily the result of higher net sales and improved gross margins, partially offset by higher selling, general and administrative expenses in the current year period.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2011	December 31, 2010

Net income	$42,371	$33,958
Plus:
Provision for income taxes	13,635	10,830
Interest expense, net	5,786	5,552
Depreciation in cost of sales	1,601	1,165
Depreciation and amortization	7,070	6,262

EBITDA	$70,463	$57,767

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

          Net sales increased by 6.2% or $43.0 million for the six months ended December 31, 2011, compared to the six months ended December 31, 2010. Excluding the favorable impact of foreign currency, net sales increased by 4.7% or $32.6 million. Net sales for Elizabeth Arden branded products increased by $28.0 million due to higher sales in all product categories, primarily led by higher sales of skin care products. Net sales of licensed and other owned products increased by $8.7 million primarily due to the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA as well as higher sales of Curve fragrances. Partially offsetting these increases were lower sales of Mariah Carey and Britney Spears fragrances, as well as lower sales of Juicy Couture fragrances, due in part to the prior year launch of Peace, Love & Juicy Couture. Sales of distributed brands were $6.6 million higher than the prior year period. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 3.2% or $15.0 million. Excluding the favorable impact of foreign currency, net sales increased by 3.0% or $14.0 million. Net sales for Elizabeth Arden branded products increased by $11.4 million due to higher sales in all product categories, primarily led by higher sales of skin care products. Net sales of licensed and other owned products decreased by $2.4 million due to lower sales of Mariah Carey and Britney Spears fragrances, as well as lower sales of Juicy Couture fragrances. Partially offsetting these decreases were higher sales due to the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA. Sales of distributed brands were $6.6 million higher than the prior year period. Higher sales to department store customers led our North America results.

International

          Net sales increased by 12.4% or $28.0 million. Excluding the favorable impact of foreign currency, net sales increased by 8.3% or $18.6 million. Net sales for Elizabeth Arden branded products increased by $16.6 million due to higher sales in all product categories, primarily led by higher sales of skin care products. Net sales of licensed and other owned products increased by $11.0 million primarily due to higher sales of Juicy Couture and John Varvatos fragrances and the launch of the Taylor Swift fragrance Wonderstruck in select markets in the Asia Pacific region. Our international results were led by higher sales of $11.6 million in travel retail and distributor markets and higher sales of $8.7 million in Europe.

          Gross Margin.    For the six months ended December 31, 2011 and 2010 gross margins were 49.0% and 46.6%, respectively. Gross margin in the current year period benefited from a higher proportion of sales of Elizabeth Arden products, primarily skin care which have higher gross margins, as well as improved operating efficiencies, including lower freight and distribution costs.

          SG&A.    Selling, general and administrative expenses increased 8.3%, or $20.5 million, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010. The increase was due to higher marketing and sales expenses of $13.3 million and higher general and administrative expenses of $7.2 million. The increase in marketing and sales expenses was primarily due to (i) higher trade advertising, sales promotion and direct selling expenses of $11.5 million, (ii) higher marketing and sales overhead expenses of $3.9 million, and (iii) higher media expenses of $2.1 million, partially offset by lower royalty expenses of $4.9 million primarily due to the amendment to the license agreement with Liz Claiborne (see Note 6 - "Exclusive Brand Licenses, Trademarks and Intangibles, Net and Goodwill" to the Notes to Unaudited Consolidated Financial Statements). The increase in general and administrative expenses was principally due to (i) the unfavorable impact of foreign currency translation of certain of our affiliates' balance sheets as the current year included losses of $4.3 million compared to gains of $1.2 million in the prior year period, and (ii) higher payroll related costs of $4.8 million, partially offset by lower professional services costs of $1.1 million. The six months ended December 31, 2010 also included total restructuring and Global Efficiency Re-engineering Initiative-related one-time costs of $1.4 million. For the six months ended December 31, 2011 and 2010, total share-based compensation cost charged against income for all stock plans was $2.5 million and $2.4 million, respectively.

Segment Profit

North America

          Segment profit increased 29.6% or $19.3 million. The increase in segment profit was due to higher gross profit, partially offset by higher selling, general and administrative expenses as further described above.

International

          Segment profit decreased by 6.0% or $0.9 million. The decrease in segment profit was due to higher selling, general and administrative expenses, partially offset by higher gross profit as further described above.

          Interest Expense.    Interest expense, net of interest income, increased 1.5%, or $0.2 million, for the six months ended December 31, 2011, compared to the six months ended December 31, 2010. Higher long-term debt in the current year period as a result of the higher aggregate principal amount of our 7 3/8% senior notes issued in January 2011, as compared to the 7 3/4% senior subordinated notes that were outstanding during the prior year period, was offset by lower average borrowings under our revolving bank credit facility during the current year period.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the six months ended December 31, 2011 and 2010:

(Amounts in thousands)	Six Months Ended

	December 31, 2011	December 31, 2010

Domestic pre-tax income	$34,203	$17,449
Foreign pre-tax income	33,812	34,307

Total income before income taxes	$68,015	$51,756

Effective tax rate	24.1%	24.9%

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

          The effective tax rate in the current year period was relatively flat as compared to the prior year period. The effective tax rate for prior year period shown above was based on our expectation of full year earnings contributions from our domestic and foreign operations as of December 31, 2010. Discrete items did not have a material impact on the effective tax rates for the six months ended December 31, 2011 and 2010. The effective tax rate for the full fiscal year ended June 30, 2011 was 17.4%.

          A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our effective tax rate for the year ending June 30, 2012 to be higher than the prior year's effective tax rate due to higher forecasted full year earnings contribution from our domestic operations in the current fiscal year.

          Net Income.    Net income for the six months ended December 31, 2011, was $51.6 million compared to $38.8 million for the six months ended December 31, 2010. The increase in the net income was primarily due to higher net sales, improved gross margins and lower effective tax rate in the current year period, partially offset by higher selling, general and administrative expenses.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $18.1 million to $95.8 million for the six months ended December 31, 2011, compared to $77.7 million for the six months ended December 31, 2010. The increase in EBITDA was primarily the result of higher net sales and improved margins, partially offset by higher selling, general and administrative expenses in the current year period.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2011	December 31, 2010

Net income	$51,603	$38,845
Plus:
Provision for income taxes	16,412	12,911
Interest expense, net	11,048	10,883
Depreciation in cost of sales	2,944	2,490
Depreciation and amortization	13,788	12,549

EBITDA	$95,795	$77,678

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the six months ended December 31, 2011 and 2010:

(Amounts in thousands)	Six Months Ended

	December 31, 2011	December 31, 2010

Net cash provided by operating activities	$49,169	$54,317
Net cash used in investing activities	(52,990)	(25,307)
Net cash provided by (used in) in financing activities	9,164	(19,302)
Net increase in cash and cash equivalents	3,490	11,433

Operating Activities

          Cash used by our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash provided by operating activities for the six months ended December 31, 2011 and 2010:

(Amounts in thousands)	Six Months Ended

	December 31, 2011	December 31, 2010

Net income including adjustments to reconcile to net cash provided by operating activities	$85,167	$66,860
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(35,998)	(12,543)

Net cash provided by operating activities	$49,169	$54,317

          For the six months ended December 31, 2011, net cash provided by operating activities was $49.2 million, as compared to $54.3 million for the six months ended December 31, 2010. Net income adjusted for non-cash items increased by $18.3 million as compared to the prior year. Working capital changes utilized cash of $36.0 million in the current year period as compared to $12.5 million in the prior year. The increase in cash utilized by working capital changes primarily related to (i) timing of payments for advertising and promotional activities, (ii) higher cash payments in the current year period related to prior year incentive compensation costs, (iii) the timing of interest payments as a result of our debt refinancing completed in the third quarter of fiscal 2011, (iv) lower royalty accruals primarily due to the amendment to the license agreement with Liz Claiborne that became effective in August 2011, and (v) higher accounts receivable balances due to the higher sales in the current year. These increases were partially offset by higher accounts payable primarily due to timing of payments to vendors and higher inventory purchases.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the six months ended December 31, 2011 and 2010:

(Amounts in thousands)	Six Months Ended

	December 31, 2011	December 31, 2010

Additions to property and equipment	$(9,090)	$(11,443)
Acquisition of intangible and other assets	(43,900)	(13,864)

Net cash used in investing activities	$(52,990)	$(25,307)

          For the six months ended December 31, 2011, net cash used in investing activities of $53.0 million was composed of (i) $9.1 million of capital expenditures, and (ii) $43.9 million related to the acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands and the amendment to the license agreement with Liz Claiborne. For the six months ended December 31, 2010, net cash used in investing activities of $25.3 million was composed of (i) $11.4 million of capital expenditures, and (ii) approximately $13.9 million of payments related to the acquisition of the PREVAGE® trademarks and related patents and the global license agreement with John Varvatos Apparel Corp. for the manufacture, distribution and marketing of John Varvatos fragrances. The decrease in capital expenditures for the six months ended December 31, 2011 is primarily due to expenditures incurred in the prior year period for leasehold improvements.

Financing Activities

          The following chart illustrates our net cash provided by (used in) financing activities for the six months ended December 31, 2011 and 2010:

(Amounts in thousands)	Six Months Ended

	December 31, 2011	December 31, 2010

Payments on short-term debt	$--	$(22,000)
Repurchase of common stock	-	(10,335)
Proceeds from the exercise of stock options	4,062	9,862
All other financing activities	5,102	3,171

Net cash provided by (used in) financing activities	$9,164	$(19,302)

          For the six months ended December 31, 2011, net cash provided by financing activities was $9.2 million, as compared to net cash used in financing operations of $19.3 million for the six months ended December 31, 2010. During the six months ended December 31, 2011, borrowings under our credit facility remained unchanged from a zero balance at June 30, 2011. During the six months ended December 31, 2010, borrowings under our credit facility decreased by $22.0 million to $37.0 million at December 31, 2010. Repurchases of common stock in the prior year period were $10.3 million and included approximately $1.2 million for the settlement of shares that were repurchased at the end of fiscal 2010 under our share repurchase program. Proceeds from the exercise of stock options were $4.1 million in the current year period as compared to $9.9 million in the prior year period.

          Interest paid during the six months ended December 31, 2011, included $12.0 million of interest payments on the 7 3/8% senior notes due 2021, due to the timing of interest payments following the issuance of such notes in January 2011, and $1.5 million of interest paid on the borrowings under our credit facility. Interest paid during the six months ended December 31, 2010, included $8.5 million of interest payments on our previously outstanding 7 3/4% senior subordinated notes and $1.7 million of interest paid on the borrowings under our credit facility.

          At December 31, 2011, we had approximately $62.3 million of cash, of which $47.8 million was held outside of the United States primarily in Switzerland, Australia and South Africa. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended December 31, 2011 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2011. We were in compliance with all applicable covenants under the credit facility for the quarter ended December 31, 2011.

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

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an "Applicable Margin" which is determined by reference to a debt service coverage ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the credit facility. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions

          At December 31, 2011, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. The commitment fee on the unused portion of the credit facility at December 31, 2011 was 0.50%. For the six months ended December 31, 2011 and 2010, the weighted average annual interest rate on borrowings under the credit facility was 2.4% and 2.1%, respectively.

          At December 31, 2011, we had no borrowings and $4.7 million in letters of credit outstanding under the credit facility, At December 31, 2011, based on eligible accounts receivable and inventory available as collateral, approximately $208 million could be borrowed under the Credit Facility. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At December 31, 2011, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility to the extent of the collateral securing the credit facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

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

          Repurchases of Common Stock.    On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of December 31, 2011, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. There were no share repurchases during the three and six months ended December 31, 2011.

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

*

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact retailer and/or consumer confidence and demand, such as domestic or global recessions or economic uncertainty;

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
*

changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations, laws or regulations relating to ingredients or other chemicals or raw materials contained in products or packaging, or accounting standards or critical accounting estimates;

*	the success of our global Elizabeth Arden brand repositioning efforts;
*	the success of our Global Efficiency Re-engineering Initiative, including our transition to a turnkey manufacturing process and our new financial accounting and order processing system;
*	our ability to effectively implement, manage and maintain our global information systems;
*	our reliance on certain third parties for certain outsourced business services, including information technology operations and employee benefit plan administration;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of December 31, 2011, we had no borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the six months ended December 31, 2011, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the six months ended December 31, 2011 would have increased or decreased by approximately $0.8 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three and six months ended December 31, 2011, we derived approximately 37% and 39%, respectively, of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of December 31, 2011, we had notional amounts of 4.9 million British pounds and 2.2 million of Euros under open foreign currency contracts that expire between January 31, 2012 and May 31, 2012 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2011, the Company had notional amounts under foreign currency contracts of (i) 16.7 million Canadian dollars and 5.0 million Australian dollars used to hedge forecasted cost of sales, and (ii) 12.4 million Swiss francs to hedge forecasted operating costs that expire between January 31, 2012 and May 31, 2013.

          We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2011 from settled contracts was approximately $14,000 and $0.5 million, respectively. At December 31, 2011, the unrealized gain, net of taxes, associated with these open contracts of approximately $0.6 million is included in accumulated other comprehensive income (loss) in our consolidated balance sheet. See Notes 2 and 12 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of December 31, 2011, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended December 31, 2011 was $0.4 million, and the realized gain, net of taxes, recognized during the six months ended December 31, 2011 was $0.6 million, from the settlement of these contracts.

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

          There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.8+

2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

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

10.22+

Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370))

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

**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i) unaudited condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011, (ii) unaudited condensed consolidated statements of income for the three and six months ended December 31, 2011 and 2010, respectively, (iii) unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2010, respectively, and (iv) the notes to the unaudited condensed consolidated financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: February 3, 2012	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2012	/s/ Stephen J. Smith

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