Form 10-Q
period 2012-03-31
ELIZABETH ARDEN INC
filed 2012-05-04
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]      No  [  ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [X]      No  [  ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2012

Common Stock, $.01 par value per share	29,371,024

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	As of

	March 31, 2012	June 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$58,207	$58,850
Accounts receivable, net	172,852	165,622
Inventories	272,532	246,514
Deferred income taxes	25,479	37,683
Prepaid expenses and other assets	41,971	45,725

Total current assets	571,041	554,394

Property and equipment, net	80,703	82,762
Exclusive brand licenses, trademarks and intangibles, net	221,738	184,758
Goodwill	21,054	21,054
Debt financing costs, net	7,809	8,740
Deferred income taxes	2,042	2,521
Other assets	5,850	608

Total assets	$910,237	$854,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable - trade	$65,764	$47,951
Other payables and accrued expenses	94,982	117,546

Total current liabilities	160,746	165,497

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	17,386	21,575

Total long-term liabilities	267,386	271,575

Total liabilities	428,132	437,072

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 33,705,412 and 33,452,687 shares issued, respectively	337	334
Additional paid-in capital	339,761	327,226
Retained earnings	213,729	159,935
Treasury stock (4,353,200 shares at cost)	(74,871)	(74,871)
Accumulated other comprehensive income	3,149	5,141

Total shareholders' equity	482,105	417,765

Total liabilities and shareholders' equity	$910,237	$854,837

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Net sales	$239,279	$231,296	$972,739	$921,750
Cost of goods sold:
Cost of sales	118,781	115,597	489,548	481,934
Depreciation related to cost of goods sold	906	1,224	3,850	3,714

Total cost of goods sold	119,687	116,821	493,398	485,648

Gross profit	119,592	114,475	479,341	436,102

Operating expenses:
Selling, general and administrative	104,582	102,915	371,480	349,354
Depreciation and amortization	7,645	6,044	21,433	18,593

Total operating expenses	112,227	108,959	392,913	367,947

Income from operations	7,365	5,516	86,428	68,155

Other expense
Interest expense, net	5,291	5,434	16,339	16,317
Debt extinguishment charges	--	6,468	--	6,468

Other expense, net	5,291	11,902	16,339	22,785

Income (loss) before income taxes	2,074	(6,386)	70,089	45,370
(Benefit from) provision for income taxes	(117)	(3,135)	16,295	9,776

Net income (loss)	$2,191	$(3,251)	$53,794	$35,594

Net income (loss) per common share:
Basic	$0.08	$(0.12)	$1.85	$1.29

Diluted	$0.07	$(0.12)	$1.79	$1.24

Weighted average number of common shares:
Basic	29,116	28,130	29,017	27,543

Diluted	30,069	28,130	29,997	28,666

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance as of July 1, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765
Issuance of common stock upon exercise of options	390	4	5,254	--	--	--	--	5,258
Issuance of restricted stock, net of forfeitures	(177)	(1)	(2,098)	--	--	--	--	(2,099)
Issuance of common stock for employee stock purchase plan	39	--	958					958
Amortization of share-based awards	--	--	3,758	--	--	--	--	3,758
Excess tax benefit from share-based awards	--	--	4,663	--	--	--	--	4,663
Comprehensive Income:
Net Income	--	--	--	53,794	--	--	--	53,794

Foreign currency translation adjustments	--	--	--	--	--	--	(3,536)	(3,536)

Disclosure of reclassification amounts, net of taxes
Unrealized hedging gain arising during the period	--	--	--	--	--	--	2,174	2,174
Less: reclassification adjustment for hedging losses included in net income	--	--	--	--	--	--	630	630

Net unrealized cash flow hedging gain	--	--	--	--	--	--	1,544	1,544

Total comprehensive income (loss)	--	--	--	53,794	--	--	(1,992)	51,802

Balance as of March 31, 2012	33,705	$337	$339,761	$213,729	(4,353)	$(74,871)	$3,149	$482,105

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2012	March 31, 2011

Operating Activities:
Net income	$53,794	$35,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,283	22,307
Amortization of senior note offering and credit facility costs	931	1,031
Amortization of share-based awards	3,758	3,627
Debt extinguishment charges	--	6,468
Deferred income taxes	11,883	7,021
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(8,915)	(738)
Increase in inventories	(27,323)	(16,190)
(Increase) decrease in prepaid expenses and other assets	(1,944)	14,232
Increase (decrease) in accounts payable	19,023	(17,079)
(Decrease) increase in other payables, accrued expenses and other liabilities	(26,075)	2,459
Other	(84)	455

Net cash provided by operating activities	50,331	59,187

Investing Activities:
Additions to property and equipment	(16,785)	(18,526)
Acquisition of intangibles and other assets	(43,900)	(13,864)

Net cash used in investing activities	(60,685)	(32,390)

Financing Activities:
Payments on short-term debt	--	(50,900)
Proceeds from long-term debt	--	243,986
Repurchase of senior subordinated notes	--	(223,332)
Proceeds from the exercise of stock options	5,258	19,943
Proceeds from the issuance of common stock under the employee stock purchase plan	958	794
Repurchase of common stock	--	(13,758)
Financing fees paid	--	(2,362)
Excess tax benefit from share-based awards	4,703	4,020

Net cash provided by (used in) financing activities	10,919	(21,609)

Effect of exchange rate changes on cash and cash equivalents	(1,208)	1,748

Net (decrease) increase in cash and cash equivalents	(643)	6,936
Cash and cash equivalents at beginning of period	58,850	26,881

Cash and cash equivalents at end of period	$58,207	$33,817

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment (not included above)	$384	$230

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the "2011 Annual Report"), filed with the Commission.

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

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME/COMPREHENSIVE INCOME (LOSS)

          The Company's accumulated other comprehensive income shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income were as follows:

(Amounts in thousands)	March 31, 2012	June 30, 2011

Cumulative foreign currency translation adjustments	$3,012	$6,548
Unrealized hedging gains (losses), net of taxes	137	(1,407)

Accumulated other comprehensive income	$3,149	$5,141

          The Company's comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of other comprehensive income (loss) were as follows:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Net income (loss)	$2,191	$(3,251)	$53,794	$35,594
Foreign currency translation adjustments	2,101	792	(3,536)	6,909
Unrealized hedging (loss) gain, net of taxes	(488)	(694)	1,544	(2,010)

Total comprehensive income (loss)	$3,804	$(3,153)	$51,802	$40,493

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    INCOME (LOSS) PER SHARE

          Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net income (loss) per diluted share is similar to basic net income (loss) per share except that the denominator includes potentially dilutive Common Stock equivalents, such as stock options and non-vested restricted stock or restricted stock units. For the three months ended March 31, 2011, diluted loss per share equals basic loss per share as the assumed exercise of stock options, non-vested restricted stock and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

          The following table represents the computation of net income (loss) per share:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Basic
Net income (loss)	$2,191	$(3,251)	$53,794	$35,594

Weighted average shares outstanding	29,116	28,130	29,017	27,543

Net income (loss) per basic share	$0.08	$(0.12)	$1.85	$1.29

Diluted
Net income (loss)	$2,191	$(3,251)	$53,794	$35,594

Weighted average shares outstanding	29,116	28,130	29,017	27,543

Potential common shares - treasury method	953	--	980	1,123

Weighted average shares and potential dilutive common shares	30,069	28,130	29,997	28,666

Net income (loss) per diluted share	$0.07	$(0.12)	$1.79	$1.24

          The following table shows the number of Common Stock equivalents subject to option awards that were outstanding for the three and nine months ended March 31, 2012 and 2011 that were not included in the diluted net income (loss) per share calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Number of shares	--	2,337	--	523

NOTE 4.    NEW ACCOUNTING STANDARDS

Goodwill Impairment Measurements

          In September 2011, the Financial Accounting Standards Board ("FASB") issued an update to Topic 350, Intangibles - Goodwill and Other, which is intended to simplify how an entity tests goodwill for impairment. The amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The changes to Codification Topic 350 are effective for the Company beginning July 1, 2012, with early adoption permitted. The Company anticipates it will adopt the updated guidance in Topic 350 for its annual impairment test to be performed during the fourth quarter of the current fiscal year and adoption of the updated guidance is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

          In May 2011, the FASB and the International Accounting Standards Board ("IASB") issued new guidance on fair value measurement and disclosure requirements. This update will supersede most of the guidance in Topic 820, Fair Value Measurements and Disclosures. Many of the changes to Topic 820, Fair Value Measurements and Disclosures are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current U.S. generally accepted accounting principles. The changes to Topic 820 were adopted on January 1, 2012 and did not have a material impact on the Company's consolidated financial statements or disclosures.

Comprehensive Income

          In June 2011, the FASB issued an update to Topic 220, Comprehensive Income, which will supersede some of the guidance in Topic 220. This update requires companies to present comprehensive income in either one or two consecutive financial statements and eliminates the option under current accounting standards that permits the presentation of other comprehensive income in the statement of changes in equity. Subsequently in December 2011, the FASB issued an additional update to Topic 220 that defers certain disclosure requirements originally included in the June 2011 update. In particular, the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income has been deferred. The changes to Topic 220 will be effective for the Company beginning July 1, 2012 and will be applied retrospectively. The changes do not have a material impact on the Company's consolidated financial statements, although they will require changing the Company's presentation and disclosure of comprehensive income.

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2012	June 30, 2011

Raw materials	$53,973	$55,614
Work in progress	19,584	21,996
Finished goods	198,975	168,904

Total	$272,532	$246,514

NOTE 6.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET, AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	March 31, 2012	June 30, 2011	June 30, 2011 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	86,822	86,755	17
Exclusive brand trademarks	100,132	55,832	14
Other intangibles (1)	19,930	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	329,299	285,332

Accumulated amortization:
Exclusive brand licenses and related trademarks	(55,169)	(51,006)
Exclusive brand trademarks	(43,745)	(41,121)
Other intangibles	(8,647)	(8,447)

Exclusive brand licenses, trademarks and intangibles, net	$221,738	$184,758

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

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

          At March 31, 2012, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at March 31, 2012 did not change from the prior year end balance as the Company did not record any additions or impairments during the three and nine months ended March 31, 2012.

          Amortization expense was $2.5 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively, and $7.4 million and $7.0 million for the nine months ended March 31, 2012 and 2011, respectively. At March 31, 2012, the Company estimated annual amortization expense for the Company's intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals, business circumstances or impairment events could cause these amounts to change.

(Amounts in millions)

Remainder of fiscal 2012	$2.6
2013	$9.2
2014	$8.2
2015	$7.7
2016	$7.4

NOTE 7.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	March 31, 2012	June 30, 2011

Accrued advertising, promotion and royalties	$33,521	$33,718
Accrued employee-related benefits	24,370	34,379
Accrued interest	1,162	8,528
Other accruals	35,929	40,921

Total other payables and accrued expenses	$94,982	$117,546

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31). The Company's average borrowing base capacity during the quarter ended March 31, 2012, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2012.

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

          At March 31, 2012, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. The commitment fee on the unused portion of the Credit Facility at March 31, 2012 was 0.50%. For the nine months ended March 31, 2012 and 2011, the weighted average annual interest rate on borrowings under the Credit Facility was 2.1% and 2.2%, respectively.

          At March 31, 2012, the Company had no outstanding borrowings and approximately $4.8 million in letters of credit outstanding under the Credit Facility compared with no borrowings and approximately $5.6 million in letters of credit outstanding under the Credit Facility at June 30, 2011. At March 31, 2012, based on eligible accounts receivable and inventory available as collateral, approximately $124 million could be borrowed under the Credit Facility. In periods when there are outstanding borrowings, the Company classifies the Credit Facility as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.    INCOME TAXES

          The pre-tax income (loss) from the Company's domestic and international operations consisted of the following for the three months ended March 31, 2012 and 2011:

(Amounts in thousands)	Three Months Ended

	March 31, 2012	March 31, 2011

Domestic pre-tax loss	$(4,695)	$(11,375)
Foreign pre-tax income	6,769	4,989

Total income (loss) before income taxes	$2,074	$(6,386)

Effective tax rate	5.6%	49.1%

          The effective rate for the periods shown above were based on the Company's expectation of full year earnings contributions from its domestic and foreign operations, plus the impact of discrete items reported during each respective period. The effective tax rate in the current year period was lower as compared to the prior year period due to a shift in the ratio of earnings contributions between jurisdictions and additional net tax benefit adjustments recorded on a discrete basis in the current year period. The effective rate for the three months ended March 31, 2012 included discrete net tax benefit adjustments totaling $0.6 million, primarily related to changes in R&D tax credit estimates. The prior year effective tax rate included discrete tax adjustments totaling a net tax benefit of $0.5 million related to changes in estimates and tax rates for certain entities. The effective tax rate for the full fiscal year ended June 30, 2011 was 17.4%.

          The pre-tax income from our domestic and international operations consisted of the following for the nine months ended March 31, 2012 and 2011:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Nine Months Ended

	March 31, 2012	March 31, 2011

Domestic pre-tax income	$29,509	$6,074
Foreign pre-tax income	40,580	39,296

Total income before income taxes	$70,089	$45,370

Effective tax rate	23.2%	21.6%

          The effective tax rate for periods shown above were based on the Company's expectation of full year earnings contributions from our domestic and foreign operations. Discrete items did not have a material impact on the effective tax rates for the nine months ended March 31, 2012 and 2011. The effective tax rate for the full fiscal year ended June 30, 2011 was 17.4%.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company's cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company's management believes that the outcome of such actions, proceedings, audits, claims and disputes will not have a material adverse effect on the Company's business, prospects, results of operations, financial condition or cash flows.

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

          At March 31, 2012 and June 30, 2011, the estimated fair value of the Company's 7 3/8% Senior Notes using available market information and interest rates was as follows:

(Amounts in thousands)	March 31, 2012	June 30, 2011

7 3/8% Senior Notes due March 2021 (Level 2)	$268,425	$260,625

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table presents the fair value hierarchy for those of the Company's financial assets and liabilities related to foreign currency contracts that were measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011:

(Amounts in thousands)	March 31, 2012		June 30, 2011

	Asset	Liability	Asset	Liability

Level 2	$649	$498	$--	$1,978

Total	$649	$498	$--	$1,978

          See Note 12 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of March 31, 2012, the Company did not have any non-financial assets and liabilities measured at fair value.

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries' revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2012 or in fiscal 2011 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of March 31, 2012, the Company had notional amounts of 15.5 million British pounds and 7.2 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between April 30, 2012 and May 31, 2013.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge forecasted Canadian and Australian subsidiaries' cost of sales or subsidiaries' Swiss franc operating costs generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2012 or in fiscal 2011 relating to foreign currency contracts used to hedge forecasted cost of sales or operating costs resulting from hedge ineffectiveness. As of March 31, 2012, the Company had notional amounts under foreign currency contracts of (i) 12.3 million Canadian dollars and 1.3 million Australian dollars used to hedge forecasted cost of sales, and (ii) 15.1 million Swiss francs to hedge forecasted operating costs that expire between April 30, 2012 and May 31, 2013.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and nine months ended March 31, 2012, the Company recorded a loss of $0.6 million and a gain of $11,000, respectively in selling, general and administrative expenses related to these contracts. For the three and nine months ended March 31, 2011, the Company recorded losses of $1.1 million and $2.9 million, respectively, in selling, general and administrative expenses related to these contracts. As of March 31, 2012, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and nine months ended March 31, 2012 or in fiscal 2011 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	March 31, 2012	June 30, 2011

Other assets	$649	$--

Other payables	498	1,978

(Loss) Gain Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Currency Contracts-Sales	$(778)	$(549)	$(213)	$(699)
Currency Contracts - Cost of Sales	(186)	(145)	1,357	(1,311)
Currency Contracts - Selling, general and administrative expenses	476	--	400	--

Total	$(488)	$(694)	$1,544	$(2,010)

(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Currency Contracts - Sales (1)	$113	$(255)	$180	$(560)
Currency Contracts - Cost of Sales (2)	(342)	(717)	(1,140)	(1,413)
Currency Contracts - Selling, general and administrative expenses (3)	13	--	13	--

Total	$(216)	$(972)	$(947)	$(1,973)

(1) Recorded in net sales on the consolidated statements of operations.
(2) Recorded in cost of sales on the consolidated statements of operations.
(3) Recorded in selling, general and administrative expenses on the consolidated statements of operations.

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

          Segment profit (loss) excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Company's Global Efficiency Re-engineering initiative, which was substantially completed in fiscal 2011 (the "Initiative"), and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales. The following table is a comparative summary of the Company's net sales and segment profit (loss) by operating segment for the three and nine months ended March 31, 2012 and 2011:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Segment Net Sales:
North America	$145,154	$142,755	$625,215	$607,854
International	94,125	88,541	347,524	313,896

Total	$239,279	$231,296	$972,739	$921,750

Segment Profit (Loss):
North America	$20,818	$18,112	$105,133	$83,160
International	(4,932)	(5,742)	8,975	9,064

Total	$15,886	$12,370	$114,108	$92,224

Reconciliation:
Segment Profit	$15,886	$12,370	$114,108	$92,224
Less:
Depreciation and Amortization	8,551	7,268	25,283	22,307
Interest Expense, net	5,291	5,434	16,339	16,317
Consolidation and Elimination Adjustments	(30)	(414)	2,397	593
Unallocated Corporate Expenses	--	6,468 (1)	--	7,637	(2)

Income (Loss) Before Income Taxes	$2,074	$(6,386)	$70,089	$45,370

(1)	Amount for the three months ended March 31, 2011, represents debt extinguishment charges.

(2)

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

          Over the next twelve months we will roll out a comprehensive brand repositioning for the Elizabeth Arden brand, which is designed to honor the heritage of the brand while modernizing the brand's presentation and increasing its relevance among target consumers. The brand repositioning includes product reformulation, package redesign and counter redesign as well as SKU rationalization. The initial roll-out will be to a limited number of retail doors and is targeted for completion by the end of September 2012. Based on the results of the initial roll-out, plans for a more broad-based global roll-out will be finalized, and depending on the timing and extent of that broader roll-out, we may incur costs, expenses and capital expenditures in future periods that could be material to those periods. The specific facts and circumstances of the global roll-out will impact the timing and amount of any such costs, expenses and capital expenditures.

          In fiscal 2012, we intend to continue to focus on expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, continuing our focus on improving our sales and operations planning processes and our supply chain and logistics efficiency and leveraging our overhead structure by increasing sales of our International segment. We expect our fiscal 2012 gross margin to improve an additional 200 to 250 basis points over our fiscal 2011 gross margin. We expect to use a portion of this anticipated margin improvement to support organic growth of our key brands, including through the Elizabeth Arden brand repositioning, and drive improved profitability.

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

          We experience seasonality in our working capital, with peak inventory levels normally from July to October and peak receivable balances normally from September to March. Our working capital borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of December, January and February of each year, cash is normally generated as customer payments on holiday season orders are received.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2012 or in fiscal 2011 relating to foreign currency contracts resulting from hedge ineffectiveness.

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

          The table below summarizes the effect of the pre-tax loss from our settled foreign currency contracts on the specified line items in our unaudited consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Net Sales	$113	$(255)	$180	$(560)
Cost of Sales	(342)	(717)	(1,140)	(1,413)
Selling, general and administrative	(580)	(1,076)	3	(2,882)

Total pre-tax loss	$(809)	$(2,048)	$(957)	$(4,855)

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2012 and 2011. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended

	March 31, 2012		March 31, 2011		March 31, 2012		March 31, 2011

Net sales	$239,279	100.0%	$231,296	100.0%	$972,739	100.0%	$921,750	100.0%
Cost of sales	118,781	49.6	115,597	50.0	489,548	50.3	481,934	52.3
Depreciation in cost of sales	906	0.4	1,224	0.5	3,850	0.4	3,714	0.4
Gross profit	119,592	50.0	114,475	49.5	479,341	49.3	436,102	47.3
Selling, general and administrative expenses	104,582	43.7	102,915	44.5	371,480	38.2	349,354	37.9
Depreciation and amortization	7,645	3.2	6,044	2.6	21,433	2.2	18,593	2.0
Income from operations	7,365	3.1	5,516	2.4	86,428	8.9	68,155	7.4
Interest expense, net	5,291	2.2	5,434	2.4	16,339	1.7	16,317	1.8
Debt extinguishment charges	--	--	6,468	2.8	--	--	6,468	0.7
Income (loss) before income taxes	2,074	0.9	(6,386)	(2.8)	70,089	7.2	45,370	4.9
(Benefit from) provision for income taxes	(117)	--	(3,135)	(1.4)	16,295	1.7	9,776	1.0
Net income (loss)	2,191	0.9	(3,251)	(1.4)	53,794	5.5	35,594	3.9

Other data
EBITDA and EBITDA margin (1)	$15,916	6.7%	$6,316	2.7%	$111,711	11.5%	$83,994	9.1%

(1)

For a definition of EBITDA and a reconciliation of net income (loss) to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 and under Nine Months Ended March 31, 2012 compared to Nine Months Ended March 31, 2011. EBITDA margin represents EBITDA divided by net sales.

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

          Segment profit (loss) excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit (loss) to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to our Global Efficiency Re-engineering Initiative, which was substantially completed in fiscal 2011, and (iii) restructuring costs for corporate operations. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales. The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the three and nine months ended March 31, 2012 and 2011 and reflects the basis of presentation described in Note 13 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Segment Net Sales:
North America	$145,154	$142,755	$625,215	$607,854
International	94,125	88,541	347,524	313,896

Total	$239,279	$231,296	$972,739	$921,750

Segment Profit (Loss):
North America	$20,818	$18,112	$105,133	$83,160
International	(4,932)	(5,742)	8,975	9,064
Less:
Depreciation and Amortization	8,551	7,268	25,283	22,307
Interest Expense, net	5,291	5,434	16,339	16,317
Consolidation and Elimination Adjustments	(30)	(414)	2,397	593
Unallocated Corporate Expenses (1)	--	6,468 (1)	--	7,637	(2)

Income (Loss) Before Income Taxes	$2,074	$(6,386)	$70,089	$45,370

(1)	Amount for the three months ended March 31, 2011, represents debt extinguishment charges.

(2)

Amounts for the nine months ended March 31, 2011, include (i) $0.3 million of restructuring expenses related to the Global Efficiency Re-engineering initiative, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Global Efficiency Re-engineering initiative, (ii) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system, and (iv) $6.5 million of debt extinguishment charges.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

          Net Sales.    Net sales increased by 3.5% or $8.0 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Excluding the unfavorable impact of foreign currency, net sales increased by 3.9% or $9.1 million. Net sales of licensed and other owned products increased by $3.8 million primarily due to the launches of the Taylor Swift fragrance Wonderstruck and higher sales of Curve fragrances. Partially offsetting these increases were lower sales of Mariah Carey and Usher fragrances. Net sales for Elizabeth Arden branded products decreased by $1.3 million as lower sales of color cosmetic products, due in part to higher product innovation activity in the prior year, were partially offset by higher fragrance sales. Sales of distributed brands were approximately $4.7 million higher than the prior year period. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 1.7% or $2.4 million. Foreign currency had an immaterial impact on net sales for the quarter. Net sales of licensed and other owned products increased by $3.8 million primarily due to the launch of the Taylor Swift fragrance Wonderstruck and higher sales of Curve fragrances. Partially offsetting these increases were lower sales of Mariah Carey and Usher fragrances. Net sales for Elizabeth Arden branded products decreased by $6.6 million as lower sales of skin care products and color cosmetics were partially offset by higher fragrance sales. Sales of distributed brands were $4.6 million higher than the prior year period. Higher sales to mass customers led our North America results.

International

          Net sales increased by 6.3% or $5.6 million, led primarily by higher sales of $4.8 million in Europe. Excluding the unfavorable impact of foreign currency, net sales increased by 7.4% or $6.5 million. Net sales of Elizabeth Arden branded products increased by $5.4 million as higher sales of skin care products and fragrances were partially offset by lower sales of color cosmetic products. Net sales of licensed and other owned products were relatively flat as higher sales from the launch of the Taylor Swift fragrance Wonderstruck in select markets in the Asia Pacific region were partially offset by lower sales of Juicy Couture fragrances.

          Gross Margin.    For the three months ended March 31, 2012 and 2011, gross margins were 50.0% and 49.5%, respectively. Gross margin in the current year period benefited from improved operating efficiencies, including lower freight and distribution costs, partially offset by higher promotional activity.

          SG&A.   Selling, general and administrative expenses increased 1.6%, or $1.7 million, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase was due to higher marketing and sales expenses of $6.3 million, partially offset by lower general and administrative expenses of $4.6 million. The increase in marketing and sales expenses was primarily due to higher (i) sales promotion, creative and other advertising, and development and direct selling expenses of $6.5 million, and (ii) marketing and sales overhead expenses of $2.1 million, partially offset by lower trade advertising expenses of $1.2 million and lower royalty expenses of $1.2 million due primarily to the amendment of the license agreement with Liz Claiborne (see Note 6 -- "Exclusive Brand Licenses, Trademarks and Intangibles, Net, and Goodwill" to the Notes to Unaudited Consolidated Financial Statements). The decrease in general and administrative expenses was principally due to lower incentive compensation costs of $3.9 million and the favorable impact of foreign currency translation of certain of our affiliates' balance sheets as the current year included gains of $0.2 million compared to losses of $0.8 million in the prior year period. For the three months ended March 31, 2012 and 2011 total share-based compensation cost charged against income for all stock plans was $1.3 million and $1.1 million, respectively.

Segment Profit

North America

          Segment profit increased 14.9% or $2.7 million. The increase in segment profit was due to higher gross profit, partially offset by higher selling, general and administrative expenses as further discussed above.

International

          Segment loss decreased 14.1% or $0.8 million. The decrease in segment loss was due to higher gross profit, partially offset by higher selling, general and administrative expenses as further discussed above.

          Interest Expense.    Interest expense, net of interest income, decreased 2.6%, or $0.1 million, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease resulted from lower average borrowings under our revolving bank credit facility during the current year period and higher interest income.

          Debt Extinguishment Charges.    During the three months ended March 31, 2011, we recorded $6.5 million in debt extinguishment charges related to the purchase and redemption of our previously outstanding 7 3/4% senior subordinated notes and the amendment of our revolving bank credit facility.

          Benefit From Income Taxes.   The pre-tax income (loss) from our domestic and international operations consisted of the following for the three months ended March 31, 2012 and 2011:

(Amounts in thousands)	Three Months Ended

	March 31, 2012	March 31, 2011

Domestic pre-tax loss	$(4,695)	$(11,375)
Foreign pre-tax income	6,769	4,989

Total income (loss) before income taxes	$2,074	$(6,386)

Effective tax rate	5.6%	49.1%

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

          The effective rate for the periods shown above were based on our expectation of full year earnings contributions from our domestic and foreign operations, plus the impact of discrete items reported during each respective period. The effective tax rate in the current year period was lower as compared to the prior year period due to a shift in the ratio of earnings contributions between jurisdictions and additional net tax benefit adjustments recorded on a discrete basis in the current year period. The effective rate for the three months ended March 31, 2012 included discrete net tax benefit adjustments totaling $0.6 million, primarily related to changes in R&D tax credit estimates. The prior year effective tax rate included discrete tax adjustments totaling a net tax benefit of $0.5 million related to changes in estimates and tax rates for certain entities. The effective tax rate for the full fiscal year ended June 30, 2011 was 17.4%.

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

          Net Income.    Net income for the three months ended March 31, 2012, was $2.2 million compared to a net loss of $3.3 million for the three months ended March 31, 2011. The increase in net income was primarily due to higher current year net sales and improved gross margins, partially offset by higher selling, general and administrative expenses. Additionally, we incurred debt extinguishment charges of $6.5 million in the prior year period.

          EBITDA.     EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $9.6 million to $15.9 million for the three months ended March 31, 2012, compared to $6.3 million for the three months ended March 31, 2011. The increase in EBITDA was primarily the result of higher current year net sales and improved gross margins, partially offset by higher selling, general and administrative expenses in the current year period. Additionally, we incurred debt extinguishment charges of $6.5 million in the prior year period.

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

          The following is a reconciliation of net income (loss), as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2012	March 31, 2011

Net income (loss)	$2,191	$(3,251)
Plus:
Benefit from income taxes	(117)	(3,135)
Interest expense, net	5,291	5,434
Depreciation in cost of sales	906	1,224
Depreciation and amortization	7,645	6,044

EBITDA	$15,916	$6,316 (1)

(1)   Includes $6.5 million of debt extinguishment charges.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

          Net sales increased by 5.5% or $51.0 million for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. Excluding the favorable impact of foreign currency, net sales increased by 4.5% or $41.7 million. Net sales for Elizabeth Arden branded products increased by $26.7 million due to higher sales in all product categories, primarily led by higher sales of skin care products. Net sales of licensed and other owned products increased by $12.4 million primarily due to the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA as well as higher sales of Curve and Elizabeth Taylor fragrances. Partially offsetting these increases were lower sales of Mariah Carey, Britney Spears and Usher fragrances, as well as lower sales of Juicy Couture fragrances due in part to the prior year launch of Peace, Love & Juicy Couture. Sales of distributed brands were $11.3 million higher than the prior year period. Pricing changes had an immaterial effect on net sales.

North America

          Net sales increased by 2.9% or $17.4 million. Excluding the favorable impact of foreign currency, net sales increased by 2.7% or $16.5 million. Net sales of Elizabeth Arden branded products increased by $4.7 million due to higher sales of fragrances and skin care products. Net sales of licensed and other owned products increased by $1.5 million due to the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA as well as higher sales of Curve and Elizabeth Taylor fragrances. Partially offsetting these increases were lower sales of Juicy Couture, Mariah Carey Usher and Britney Spears fragrances. Sales of distributed brands were $11.0 million higher than the prior year period. Higher sales to both mass and department store customers led our North America results.

International

          Net sales increased by 10.7% or $33.6 million. Excluding the favorable impact of foreign currency, net sales increased by 8.0% or $25.2 million. Net sales of Elizabeth Arden branded products increased by $22.0 million due to higher sales in all product categories, primarily led by higher sales of skin care products. Net sales of licensed and other owned products increased by $11.0 million primarily due to higher sales of Juicy Couture and John Varvatos fragrances and the launch of the Taylor Swift fragrance Wonderstruck in select markets in the Asia Pacific region. Our international results were led by higher sales of $13.5 million in Europe and $12.7 million in travel retail and distributor markets.

          Gross Margin.    For the nine months ended March 31, 2012 and 2011 gross margins were 49.3% and 47.3%, respectively. Gross margin in the current year period benefited from a higher proportion of sales of Elizabeth Arden products, primarily skin care products which have higher gross margins, as well as improved operating efficiencies, including lower freight and distribution costs.

          SG&A.    Selling, general and administrative expenses increased 6.3%, or $22.1 million, for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. The increase was due to higher marketing and sales expenses of $19.6 million and higher general and administrative expenses of $2.5 million. The increase in marketing and sales expenses was primarily due to higher (i) sales promotion, trade and creative advertising, and direct selling and development expenses of $16.4 million, (ii) marketing and sales overhead expenses of $5.9 million, and (iii) media expenses of $2.2 million, partially offset by lower royalty expenses of $6.1 million primarily due to the amendment of the license agreement with Liz Claiborne (see Note 6 - "Exclusive Brand Licenses, Trademarks and Intangibles, Net, and Goodwill" to the Notes to Unaudited Consolidated Financial Statements). The increase in general and administrative expenses was principally due to (i) higher payroll related costs of $5.3 million, and (ii) the unfavorable impact of foreign currency translation of certain of our affiliates' balance sheets as the current year included losses of $4.0 million compared to gains of $0.5 million in the prior year period, partially offset by lower incentive compensation costs of $4.2 million and lower professional services costs of $1.6 million. The nine months ended March 31, 2011 also included total restructuring and Global Efficiency Re-engineering Initiative-related one-time costs of $1.4 million. For the nine months ended March 31, 2012 and 2011, total share-based compensation cost charged against income for all stock plans was $3.8 million and $3.6 million, respectively.

Segment Profit

North America

          Segment profit increased 26.4% or $22.0 million. The increase in segment profit was due to higher gross profit, partially offset by higher selling, general and administrative expenses as further described above.

International

Segment profit was relatively flat. Higher selling, general and administrative expenses were offset by higher gross profit as further described above.

Interest Expense.    Interest expense, net of interest income, was relatively flat for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011. Higher long-term debt in the current year period as a result of the higher aggregate principal amount of our 7 3/8% senior notes issued in January 2011, as compared to the 7 3/4% senior subordinated notes that were outstanding during the prior year period, was offset by lower average borrowings under our revolving bank credit facility during the current year period and higher interest income.

Debt Extinguishment Charges.    During the nine months ended March 31, 2011, we recorded $6.5 million in debt extinguishment charges related to the purchase and redemption of the 7 3/4% senior subordinated notes and the amendment of our revolving bank credit facility.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the nine months ended March 31, 2012 and 2011:

(Amounts in thousands)	Nine Months Ended

	March 31, 2012	March 31, 2011

Domestic pre-tax income	$29,509	$6,074
Foreign pre-tax income	40,580	39,296

Total income before income taxes	$70,089	$45,370

Effective tax rate	23.2%	21.6%

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

          The effective tax rate for periods shown above were based on our expectation of full year earnings contributions from our domestic and foreign operations. Discrete items did not have a material impact on the effective tax rates for the nine months ended March 31, 2012 and 2011. The effective tax rate for the full fiscal year ended June 30, 2011 was 17.4%.

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

          Net Income.    Net income for the nine months ended March 31, 2012, was $53.8 million compared to $35.6 million for the nine months ended March 31, 2011. The increase in the net income was primarily due to higher current year net sales and improved gross margins, partially offset by higher selling, general and administrative expenses. Additionally, we incurred debt extinguishment charges of $6.5 million in the prior year period.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) increased by approximately $27.7 million to $111.7 million for the nine months ended March 31, 2012, compared to $84.0 million for the nine months ended March 31, 2011. The increase in EBITDA was primarily the result of higher current year net sales and improved gross margins, partially offset by higher selling, general and administrative expenses in the current year period. Additionally, we incurred debt extinguishment charges of $6.5 million in the prior year period.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2012	March 31, 2011

Net income	$53,794	$35,594
Plus:
Provision for income taxes	16,295	9,776
Interest expense, net	16,339	16,317
Depreciation in cost of sales	3,850	3,714
Depreciation and amortization	21,433	18,593

EBITDA	$111,711	$83,994	(1)

(1)   Includes $6.5 million of debt extinguishment charges.

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the nine months ended March 31, 2012 and 2011:

(Amounts in thousands)	Nine Months Ended

	March 31, 2012	March 31, 2011

Net cash provided by operating activities	$50,331	$59,187
Net cash used in investing activities	(60,685)	(32,390)
Net cash provided by (used in) in financing activities	10,919	(21,609)
Net (decrease) increase in cash and cash equivalents	(643)	6,936

Operating Activities

          Cash used by our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash provided by operating activities for the nine months ended March 31, 2012 and 2011:

(Amounts in thousands)	Nine Months Ended

	March 31, 2012	March 31, 2011

Net income including adjustments to reconcile to net cash provided by operating activities	$95,649	$76,048
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(45,318)	(16,861)

Net cash provided by operating activities	$50,331	$59,187

          For the nine months ended March 31, 2012, net cash provided by operating activities was $50.3 million, as compared to $59.2 million for the nine months ended March 31, 2011. Net income adjusted for non-cash items increased by $19.6 million as compared to the prior year. Working capital changes utilized cash of $45.3 million in the current year period as compared to $16.9 million in the prior year. The increase in cash utilized by working capital changes primarily related to (i) higher cash payments and lower accruals in the current year period as compared to prior year incentive compensation payments and expenses, (ii) the timing of payments for advertising and promotional activities, (iii) a larger increase in accounts receivable due to the increase in sales in the current year, (iv) the timing of interest payments as a result of our debt refinancing completed in the third quarter of fiscal 2011, and (v) lower hedging payables compared to the prior year. These increases were partially offset by higher accounts payable, primarily due to the timing of payments to vendors, and higher inventory purchases.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the nine months ended March 31, 2012 and 2011:

(Amounts in thousands)	Nine Months Ended

	March 31, 2012	March 31, 2011

Additions to property and equipment	$(16,785)	$(18,526)
Acquisition of intangible and other assets	(43,900)	(13,864)

Net cash used in investing activities	$(60,685)	$(32,390)

          For the nine months ended March 31, 2012, net cash used in investing activities of $60.7 million was composed of (i) $16.8 million of capital expenditures, and (ii) $43.9 million related to the acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands and the amendment of the license agreement with Liz Claiborne. For the nine months ended March 31, 2011, net cash used in investing activities of $32.4 million was composed of (i) $18.5 million of capital expenditures, and (ii) approximately $13.9 million of payments related to the acquisition of the PREVAGE® trademarks and related patents and the global license agreement with John Varvatos Apparel Corp. for the manufacture, distribution and marketing of John Varvatos fragrances. The decrease in capital expenditures for the nine months ended March 31, 2012 is primarily due to expenditures incurred in the prior year period for leasehold improvements.

Financing Activities

          The following chart illustrates our net cash provided by (used in) financing activities for the nine months ended March 31, 2012 and 2011:

(Amounts in thousands)	Nine Months Ended

	March 31, 2012	March 31, 2011

Payments on short-term debt	$--	$(50,900)
Proceeds from long-term debt	--	243,986
Repurchase of senior subordinated notes	--	(223,332)
Proceeds from the exercise of stock options	5,258	19,943
Repurchase of common stock	-	(13,758)
All other financing activities	5,661	2,452

Net cash provided by (used in) financing activities	$10,919	$(21,609)

          For the nine months ended March 31, 2012, net cash provided by financing activities was $10.9 million, as compared to net cash used in financing operations of $21.6 million for the nine months ended March 31, 2011. During the third quarter of fiscal 2011, the Company issued $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Concurrently with the offering of the 7 3/8% senior notes, the Company commenced a cash tender offer and consent solicitation for any and all of its $220 million of outstanding 7 3/4% senior subordinated notes due January 2014. All of the outstanding 7 3/4% senior subordinated notes were either purchased or redeemed during the third quarter of fiscal 2011.

          At March 31, 2012, borrowings under our credit facility remained unchanged from a zero balance at June 30, 2011. At March 31, 2011, borrowings under our credit facility decreased by $50.9 million to $8.1 million from the balance at June 30, 2010. Proceeds from the exercise of stock options were $5.3 million in the current year period as compared to $19.9 million in the prior year period. Repurchases of common stock in the prior year period were $13.8 million and included approximately $1.2 million for the settlement of shares that were repurchased at the end of fiscal 2010 under our share repurchase program.

          Interest paid during the nine months ended March 31, 2012, included $21.2 million of interest payments on the 7 3/8% senior notes due 2021, due to the timing of interest payments following the issuance of such notes in January 2011, and $1.7 million of interest paid on the borrowings under our credit facility. Interest paid during the nine months ended March 31, 2011, included $16.0 million of interest payments on our previously outstanding 7 3/4% senior subordinated notes and $2.0 million of interest paid on the borrowings under our credit facility.

          At March 31, 2012, we had approximately $58.2 million of cash, of which $53.7 million was held outside of the United States primarily in Switzerland and South Africa. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended March 31, 2012 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2012. We were in compliance with all applicable covenants under the credit facility for the quarter ended March 31, 2012.

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

          At March 31, 2012, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. The commitment fee on the unused portion of the credit facility at March 31, 2012 was 0.50%. For the nine months ended March 31, 2012 and 2011, the weighted average annual interest rate on borrowings under the credit facility was 2.1% and 2.2%, respectively.

          At March 31, 2012, we had no borrowings and $4.8 million in letters of credit outstanding under the credit facility. At March 31, 2012, based on eligible accounts receivable and inventory available as collateral, approximately $124 million could be borrowed under the credit facility. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At March 31, 2012, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility to the extent of the collateral securing the credit facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

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

          Repurchases of Common Stock.    On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. As of March 31, 2012, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. There were no share repurchases during the three and nine months ended March 31, 2012.

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

*	the success of our Elizabeth Arden brand repositioning efforts;

*	the success of our Global Efficiency Re-engineering Initiative, including our transition to a turnkey manufacturing process and our new financial accounting and order processing system;

*	our ability to effectively implement, manage and maintain our global information systems;

*	our reliance on certain third parties for certain outsourced business services, including information technology operations and employee benefit plan administration;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2012, we had no borrowings outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the nine months ended March 31, 2012, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the nine months ended March 31, 2012 would have increased or decreased by approximately $0.8 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 100 countries around the world. During the three and nine months ended March 31, 2012, we derived approximately 45% and 40%, respectively, of our net sales from our operations outside the U.S. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of March 31, 2012, we had notional amounts of 15.5 million British pounds and 7.2 million Euros under open foreign currency contracts that expire between April 30, 2012 and May 31, 2013 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2012, the Company had notional amounts under foreign currency contracts of (i) 12.3 million Canadian dollars and 1.3 million Australian dollars used to hedge forecasted cost of sales, and (ii) 15.1 million Swiss francs to hedge forecasted operating costs that expire between April 30, 2012 and May 31, 2013.

          We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three and nine months ended March 31, 2012 from settled contracts was approximately $0.1 million and $0.6 million, respectively. At March 31, 2012, the unrealized gain, net of taxes, associated with these open contracts of approximately $0.6 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 12 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of March 31, 2012, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended March 31, 2012 was $0.5 million, and the realized gain, net of taxes, recognized during the nine months ended March 31, 2012 was $30,000, from the settlement of these contracts.

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

**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i) unaudited condensed consolidated balance sheets as of March 31, 2012 and June 30, 2011, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011, respectively, (iii) unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011, respectively, and (iv) the notes to the unaudited condensed consolidated financial statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: May 4, 2012	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.