Form 10-K
period 2012-06-30
ELIZABETH ARDEN INC
filed 2012-08-10
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $787 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $37.35 per share on December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of August 10, 2012, the registrant had 29,436,521 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2012 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the Registrant’s fiscal year ended June 30, 2012, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ELIZABETH ARDEN, INC.

PART I

ITEM 1.	BUSINESS

General

Elizabeth Arden, Inc. is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand	The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Elizabeth Arden branded lipstick, foundation and other color cosmetics products, and the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, and Elizabeth Arden green tea

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Alfred Sung, BCBGMAXAZRIA, Ed Hardy, Geoffrey Beene, Halston, John Varvatos, Kate Spade New York, Lucky, Rocawear and True Religion

In addition to our owned and licensed fragrance brands, we distribute approximately 250 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

We sell our prestige beauty products to retailers and other outlets in the United States and internationally, including;

•	U.S. department stores and specialty stores such as Macy’s, Dillard’s, Ulta, Belk, Sephora, Saks, Bloomingdales and Nordstrom;

•	U.S. mass retailers such as Wal-Mart, Target, Kohl’s, Walgreens, CVS, and Marmaxx; and

•

International retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige department stores and our fragrances in department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 120 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques, as well as through our Elizabeth Arden branded retail outlet stores and our website.

At June 30, 2012, our operations were organized into the following two operating segments, which also comprise our reportable segments:

•

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

•

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 120 countries outside of North America to perfumeries, boutiques, department stores, travel retail outlets and distributors.

In light of the repositioning of the Elizabeth Arden brand and our early October 2012 target for completing the initial roll-out of the repositioning, commencing with the first quarter of fiscal 2013, we will disclose financial information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances, in addition to our current segment reporting.

Financial information relating to our reportable segments is included in Note 18 to the Notes to Consolidated Financial Statements.

Our net sales to customers in the United States and in foreign countries (in U.S. dollars) and net sales as a percentage of consolidated net sales for the years ended June 30, 2012, 2011 and 2010, are listed in the following chart:

	Year Ended June 30,
	2012		2011		2010
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$718.9	58%	$701.6	60%	$670.3	61%
Foreign	519.4	42%	473.9	40%	433.5	39%

Total	$1,238.3	100%	$1,175.5	100%	$1,103.8	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2012, 2011 and 2010, are listed in the following chart:

	Year Ended June 30,
(Amounts in millions)	2012	2011	2010
United Kingdom	$71.7	$69.9	$70.3
Canada	45.1	40.0	33.9
Australia	40.2	40.0	38.2
South Africa	25.5	24.5	21.1
Spain	17.7	19.3	19.3
China	14.6	17.7	20.4

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

Information relating to corporate governance at Elizabeth Arden, Inc., including our Corporate Governance Guidelines and Principles, Code of Ethics for Directors and Executive and Finance Officers, Code of Business Conduct and charters for our Lead Independent Director, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, is available on our website under the section “Corporate-Investor Relations - Corporate Governance.” We will provide the foregoing information without charge upon written request to Secretary, Elizabeth Arden, Inc., 2400 S.W. 145th Avenue, Miramar, FL 33027.

Business Strategy

Our business strategy is currently focused on two primary initiatives: the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market. We also intend to continue to expand the prestige fragrance category at mass retail customers in North America. We expect these initiatives to contribute to increases in net sales, operating margins and earnings as well as working capital efficiency and return on invested capital. We believe that our focus on organic growth opportunities for our existing brands, new licensing opportunities and acquisitions, and new product innovation will assist us in achieving these goals.

We believe the Elizabeth Arden brand is one of the most widely recognized beauty brands in the world. Over the last 18 months, we have been engaged in a repositioning of the Elizabeth Arden brand that emphasizes the following critical attributes of the Elizabeth Arden brand: (i) the progressive and innovative spirit of Elizabeth Arden herself, (ii) the brand’s New York City roots, and (iii) the brand’s Red Door Spa heritage. We recently commenced the roll-out of this comprehensive brand repositioning, which is designed to honor the heritage of the brand while modernizing the brand’s presentation. The brand repositioning includes improved product formulation, package redesign and counter redesign as well as SKU rationalization. We began shipping the new product assortment to retailers in June 2012 and expect to replace certain high-priority retail counters with the new counters by early October 2012. The new counter design is intended to bring key aspects of the Elizabeth Arden and Red Door Spa brand equities to the retail environment to create a more uniform, modern and engaging shopping experience. The rollout will continue throughout fiscal year 2013 and beyond. As we proceed with the Elizabeth Arden brand repositioning, we also intend to continue to invest behind and grow this brand on a global basis by continuing to (i) improve market share in existing developed markets, (ii) expand in high-growth markets, such as Asia, and in developing markets, and (iii) innovate in skin care and color cosmetic products based on new technologies.

During fiscal 2012, we also continued to implement our key initiative to expand our market share for fragrances in Western Europe. We believe the Western European fragrance market offers opportunities for us to expand the sales of our fragrance portfolio. We also believe many of our fragrance brands, including our Elizabeth Arden fragrances and the Juicy Couture, Britney Spears, and John Varvatos fragrance brands, as well as certain of our recently acquired fragrance brands such as Justin Bieber and Ed Hardy, resonate well with retailers and consumers in those markets. A significant part of our focus during fiscal 2012 was in the German and UK markets. In fiscal 2013 we will continue to work towards developing strong partnerships with leading retailers in those countries and focus on markets in some of the other European countries, as well as our travel retail and distributor markets.

During fiscal 2012, we again increased our already sizeable market share in the prestige fragrance category with mass retailers in North America. We continue to work closely with our mass retail customers and nationally recognized merchandising and advertising companies to develop and implement a variety of marketing and product merchandising initiatives intended to improve the shopping experience for mass retail fragrance shoppers and expand this category at these retailers.

During fiscal 2012, we also improved our gross margins by 190 basis points over fiscal 2011. The gross margin was impacted by $4.9 million, or 40 basis points, of inventory-related costs primarily associated with our May and June 2012 acquisitions. See “Recent License Agreements and Acquisitions” and Note 1, under Item 6, “Selected Financial Data” for further information on acquisitions. Moving into fiscal 2013, we expect our gross margins to improve an additional 85 to 110 basis points over our fiscal 2012 gross margins. We also expect our gross margin in fiscal 2013 will be impacted by approximately 130 basis points for costs associated with the Elizabeth Arden brand repositioning and the 2012 acquisitions, which represents a year over year anticipated net impact on our gross margin of 90 basis points related to these costs. We continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency and, (iii) leveraging our overhead structure by increasing sales of our International segment.

Recent License Agreements and Acquisitions

During fiscal 2012, we amended our long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates to acquire all of the U.S. and international trademarks for the Curve fragrance brands, as well as trademarks for certain other smaller fragrance brands. The amendment established a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduced the future minimum guaranteed royalties for the term of the license, and required a pre-payment of royalties for the remainder of calendar 2011.

In May 2012, we acquired the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC. Prior to the acquisition, we had been acting as a distributor of the Ed Hardy, True Religion and BCBGMAXAZRIA fragrances to certain mid-tier and mass retailers in North America. Originally introduced in 2008 and inspired by the tattoo art of Don Ed Hardy, the Ed Hardy fragrance portfolio includes the Love & Luck, Hearts & Daggers and Ed Hardy Born Wild men’s and women’s fragrances. The True Religion fragrance launched in U.S. department stores in October 2008 and has now expanded to a portfolio of brands, including Drifter and Hippie Chic, and the BCBGMAXAZRIA women’s fragrance recently launched in the fall of 2011 in U.S. department stores.

In June 2012, we also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including the inventory of the Justin Bieber fragrances, from Give Back Brands LLC. Someday, the first fragrance from internationally acclaimed recording artist Justin Bieber, launched in Spring 2011 and became the number one women’s fragrance launch of 2011 in U.S. department stores, according to the NPD Group. The second fragrance in this brand franchise, Justin Bieber’s Girlfriend, is launching in U.S. department stores in the summer of 2012. The first fragrance from Nicki Minaj is scheduled to launch in U.S. department stores in the fall of 2012.

For further information on the acquisitions, please see Note 11 to the Notes to Consolidated Financial Statements.

Products

Our net sales of products and net sales of products as a percentage of consolidated net sales for the years ended June 30, 2012, 2011 and 2010, are listed in the following chart:

	Year Ended June 30,
	2012		2011		2010
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$941.9	76%	$900.3	76%	$854.0	77%
Skin Care	226.4	18%	207.1	18%	183.0	17%
Cosmetics	70.0	6%	68.1	6%	66.8	6%

Total	$1,238.3	100%	$1,175.5	100%	$1,103.8	100%

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

Skin Care. Our skin care lines are sold under the Elizabeth Arden name and include products such as moisturizers, creams, lotions and cleansers. Our core Elizabeth Arden branded products include the Visible Difference, Ceramide, Prevage, and Eight Hour Cream lines. In connection with our Elizabeth Arden brand repositioning, we have introduced a complete line of essential skin care products under the Visible Difference brand, which serves as our entry price point line for the Elizabeth Arden skin care products. Our Ceramide skin care line targets women who are 40 and over. Prevage is our premium cosmeceutical skin care line. Our Eight Hour Cream franchise has a strong international following. We sell skin care products worldwide, primarily in prestige department and specialty stores, perfumeries and travel retail outlets.

Cosmetics. We offer a variety of cosmetics under the Elizabeth Arden name, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. The largest component of our cosmetics business is foundations, which we market in conjunction with our skin care products. As part of the Elizabeth Arden brand repositioning, our entire line of cosmetics has been repackaged to emphasize the modernization and luxury of the brand. We sell our cosmetics internationally and in the United States, primarily in prestige department and specialty stores, perfumeries and travel retail outlets.

Trademarks, Licenses, Patents and Other Intellectual Properties

We own or have rights to use the trademarks and other intellectual properties necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Visible Difference, and Prevage among others. These trademarks are registered or have pending applications in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We are the exclusive worldwide trademark licensee for a number of fragrance brands including:

•	the Britney Spears fragrances curious Britney Spears, fantasy Britney Spears, midnight fantasy Britney Spears, Britney Spears believe, radiance Britney Spears and cosmic radiance Britney Spears;

•	the Elizabeth Taylor fragrances White Diamond, Elizabeth Taylor’s Passion and Violet Eyes Elizabeth Taylor;

•	the Mariah Carey fragrances M by Mariah Carey, Luscious Pink, Forever, Lollipop Bling and Lollipop Splash;

•	the Usher fragrances He, She, UR for Men, UR for Women and Usher VIP;

•	the Lucky fragrances;

•	the Juicy Couture fragrances Juicy Couture, Viva la Juicy, Couture Couture, and Peace, Love & Juicy Couture;

•	the Giorgio fragrances Giorgio Beverly Hills and Giorgio Red;

•	the Taylor Swift fragrance Wonderstruck;

•	the Justin Bieber fragrances Someday and Justin Bieber’s Girlfriend;

•	the Ed Hardy fragrances Ed Hardy, Ed Hardy Hearts & Daggers and Ed Hardy Love & Luck;

•	the John Varvatos fragrances John Varvatos, John Varvatos Vintage, John Varvatos Artisan and John Varvatos Star USA; and

•	the designer fragrance brands of Alfred Sung, BCBGMAXAZRIA, Geoffrey Beene, Kate Spade New York and True Religion,

The Elizabeth Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Britney Spears license terminates in December 2014 and is renewable at our option for another five-year term if certain sales targets are achieved. The license agreement with Liz Claiborne Inc. and its affiliates relating to the Liz Claiborne and Juicy Couture fragrances terminates in December 2017 and is renewable by us for two additional five-year terms, provided specified conditions, including certain sales targets, are met. Our other license agreements have terms with expirations ranging from 2012 to 2031, and, typically, have renewal terms dependent on sales targets being achieved. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements.

We also have the right under various exclusive distributor and license agreements and other arrangements to distribute other fragrances in various territories and to use the trademarks of third parties in connection with the sale of these products.

Certain of our skin care and cosmetic products, including the Prevage skin care line, incorporate patented or patent-pending formulations. In addition, several of our packaging methods, packages, components and products are covered by design patents, patent applications and copyrights. Substantially all of our trademarks and patents are held by us or by one of our wholly-owned United States subsidiaries.

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including department stores such as Macy’s, Dillard’s, Saks, Belk, Bloomingdales and Nordstrom; specialty stores such as Ulta and Sephora; and mass retailers such as Wal-Mart, Target, Kohl’s, Walgreens, CVS and Marmaxx; and to international retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in North America primarily in prestige department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 120 other countries worldwide primarily through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through local distributors or sales representatives under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in a number of outlet stores throughout the United States in which we also sell several of our other products. Our owned products are also marketed and sold through our e-commerce site at www.elizabetharden.com. In addition, our Elizabeth Arden products are sold in Red Door beauty salons, which are owned and operated by an unrelated third party. In addition to the sales price of our products sold to the operator of these salons, we receive a royalty based on the net sales from each of the salons for the use of the “Elizabeth Arden” and “Red Door” trademarks.

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

Our ten largest customers accounted for approximately 36% of net sales for the year ended June 30, 2012. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart (including Sam’s Club), which accounted for approximately 13% of our consolidated net sales and approximately 20% of our North America segment net sales. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Marketing

Our marketing approach is focused on generating strong demand across our key brands. We emphasize competitive positioning for each brand and ensure that our brand positioning is carried through all consumer touch points. We employ traditional consumer reach vehicles, such as television and magazine print advertising, and are increasingly leveraging new media such as social networking, mobile, and digital applications so that we are able to engage with our consumers through their preferred technologies. As part of the Elizabeth Arden brand repositioning, our communications have been designed to reflect a consistent, equity-building, modern point of view to drive new relevance among women.

We have developed global growth strategies for our key brands that we believe are designed to deliver sales, margin, and market share improvements. Our Elizabeth Arden brand repositioning efforts are focused on modernizing the brand and leveraging our unique Red Door Spa heritage to generate both organic and innovation-driven growth. We believe that our newly repackaged and reformulated Elizabeth Arden brand products, including our new line of Visible Difference skin care essentials, will help us to achieve organic growth of the brand. We also believe that innovation is critical in the beauty category, and we intend to focus our innovation resources on what we believe are the most significant opportunities for growth, while also emphasizing profitability.

We believe that our marketing function is structured to meet the changing needs of the global beauty marketplace. We maintain a global marketing group in New York, which is accountable for global strategic planning and the development needs of most of our brands. We also maintain regional marketing teams responsible for translating and customizing global marketing strategies to the needs of the local markets. We believe this organizational structure supports our growth strategies and is consistent with best practices in the industry. We also work with the Red Door Spa organization to co-leverage its unique association with the Elizabeth Arden brand.

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

During fiscal 2012, we introduced several new products across the Elizabeth Arden skincare, fragrance, and color categories, as well as for several of our fragrance brands, including Britney Spears, Juicy Couture, Curve, Rocawear and John Varvatos. We also debuted the first fragrance under our license agreement with Taylor Swift. In fiscal 2013, we plan to launch the new Visible Difference entry level skin care regimen, Prevage Anti-Aging + Intensive Repair Daily Serum, several new Ceramide skin care products, and a new Red Door fragrance, Red Door Aura. We also plan to launch several fragrances, including our second fragrance for Taylor Swift, Justin Beiber’s Girlfriend, the first fragrance for Nicki Minaj, and new fragrances for Britney Spears, Juicy Couture, Lucky and John Varvatos.

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2012, approximately 59% of our net sales were made during the first half of our fiscal year. Due to product innovations and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Manufacturing, Supply Chain and Logistics

We use third-party suppliers and contract manufacturers in the United States and Europe to obtain substantially all of our raw materials, components and packaging products and to manufacture substantially all of our finished products relating to our owned and licensed brands. Our fragrance and skin care products have primarily been manufactured by Cosmetic Essence LLC (CEI), an unrelated third party, in plants located in New Jersey and Roanoke, Virginia, though we also use other third parties in the United States to manufacture our fragrance and cosmetic products. In fiscal 2012, we shifted the manufacturing of many of our skin care products to additional third parties. Third parties in Europe also manufacture certain of our fragrance and cosmetic products, and we also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our products.

We primarily use a “turnkey” manufacturing model with the majority of our contract manufacturers in the United States and Europe, including CEI. Under the “turnkey” manufacturing model, our contract manufacturers assume administrative responsibility for planning and purchasing raw materials and components, while we continue to direct strategic sourcing and pricing with important raw materials and components vendors. Any supply chain disruptions may adversely affect our business, prospects, results of operations, financial condition or cash flows.

As is customary in our industry, historically we have not had long-term or exclusive agreements with contract manufacturers of our owned and licensed brands or with fragrance manufacturers or suppliers of our distributed brands and have generally made purchases through purchase orders. We do, however, enter into supply agreements for finished goods with our most significant “turnkey” manufacturers of our owned and licensed brands. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Sales of fragrance brands that we distribute on a non-exclusive basis accounted for approximately 13% of our net sales for fiscal 2012. The loss of, or a significant adverse change in our relationship with, any of our key manufacturers for our owned and licensed brands, such as CEI, or suppliers of our distributed fragrance brands, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory. We also lease 274,000 square feet in a warehouse facility in Salem, Virginia, primarily dedicated to assembly of our promotional gift sets. Our fulfillment operations for Europe are conducted under a logistics services agreement by CEPL, an unrelated third party, at CEPL’s facility in Beville, France. The CEPL agreement expires in June 2013. While we insure our inventory and the Roanoke facility, the loss of any of these facilities or the inventory stored in those facilities, would require us to find replacement facilities or inventory and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Competition

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty industry is based on brand strength, pricing and assortment of products, in store presence and visibility, innovation, perceived value, product availability, order fulfillment, service to the customer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile commerce initiatives, and other activities.

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

Employees

As of August 10, 2012, we had approximately 2,357 full-time employees and approximately 432 part-time employees in the United States and 17 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of August 10, 2012 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	53	Chairman, President and Chief Executive Officer
Stephen J. Smith	52	Executive Vice President and Chief Financial Officer
Joel B. Ronkin	44	Executive Vice President, General Manager - North America
Pierre Pirard	44	Executive Vice President - Product Innovation and Global Supply Chain
Kathy Widmer	50	Executive Vice President and Chief Marketing Officer
Oscar E. Marina	53	Executive Vice President, General Counsel and Secretary
L. Hoy Heise	66	Executive Vice President and Chief Information Officer
Dirk Trappmann	51	Executive Vice President, General Manager - International

Each of our executive officers holds office for such term as may be determined by our board of directors. Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of our Board of Directors since April 2000, as our Chief Executive Officer since March 1998, and as one of our directors since January 1995. Mr. Beattie also has served as our President since August 2006, a position he also held from April 1997 to March 2003. In addition, Mr. Beattie served as our Chief Operating Officer from April 1997 to March 1998, and as Vice Chairman of the Board of Directors from November 1995 to April 1997. Mr. Beattie is also Chairman of the board of directors of the Personal Care Products Council, the U.S. trade association for the global cosmetic and personal care products industry, a member of the advisory board of the Ivey Business School, and a member of the board of directors and the audit and finance committee of the board of directors of PENCIL, a not-for-profit organization that benefits New York City public schools.

Stephen J. Smith has served as our Executive Vice President and Chief Financial Officer since May 2001. Previously, Mr. Smith was with PricewaterhouseCoopers LLP, an international professional services firm, as partner from October 1993 until May 2001, and as manager from July 1987 until October 1993.

Joel B. Ronkin has served as our Executive Vice President, General Manager- North America since July 2010, as our Executive Vice President, General Manager - North America Fragrances from July 2006 to July 2010, as our Executive Vice President and Chief Administrative Officer from April 2004 to June 2006, as our Senior Vice President and Chief Administrative Officer from February 2001 through March 2004, and as our Vice President, Associate General Counsel and Assistant Secretary from March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 to June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

Pierre Pirard has served as our Executive Vice President, Product Innovation and Global Supply Chain since February 2010. From November 2007 until February 2010, he served as our Senior Vice President, Global Supply Chain. Prior to joining us, Mr. Pirard spent 15 years at Johnson & Johnson where he held numerous positions, including serving as Regional Director, External Manufacturing North America - Consumer Sector, from 2005 until 2007; as Regional Director - Supply Chain Planning North America - Consumer Sector from 2001 to 2005; and in various positions in the finance, project management, supply and logistics groups for Johnson & Johnson Canada from 1992 to 2000.

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

Oscar E. Marina has served as our Executive Vice President, General Counsel and Secretary since April 2004, as our Senior Vice President, General Counsel and Secretary from March 2000 to March 2004, and as our Vice President, General Counsel and Secretary from March 1996 to March 2000. From October 1988 to March 1996, Mr. Marina was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida, becoming a partner of the firm in January 1995.

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

Dirk Trappman has served as our Executive Vice President, General Manager- International since October 2010. Prior to joining us, Mr. Trappmann was with La Prairie Group, where he held the position of President and Chief Executive Officer for over five years. Before his position at La Prairie Group, Mr. Trappmann spent thirteen years with Beiersdorf AG in numerous management positions, including Managing Director Thailand/Indochina and International Marketing Director. Mr. Trappmann currently serves on the board of directors of Cosmetics Europe, the European cosmetic trade association.

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

Factors that adversely impact our customers’ businesses may also have an adverse effect on our business, prospects, results of operations, financial condition or cash flows. These factors may include:

•	any reduction in consumer traffic and demand as a result of economic downturns like domestic and global recessions;

•	any credit risks associated with the financial condition of our customers;

•	the effect of consolidation or weakness in the retail industry, including the closure of customer doors and the uncertainty resulting therefrom; and

•

inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space commitment to fragrances and cosmetics and retailer practices used to control inventory shrinkage.

Fluctuations in foreign exchange rates could adversely affect our results of operations and cash flows.

We sell our products in approximately 120 countries around the world. During each of the years ended June 30, 2012 and 2011, we derived approximately 42% and 40%, respectively of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation changes and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

We do not have contracts with customers or with suppliers of our distributed brands, so if we cannot maintain and develop relationships with such customers and suppliers our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 36% of our net sales in the year ended June 30, 2012. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2012 was Wal-Mart (including Sam’s Club), who accounted for approximately 13% of our consolidated net sales and approximately 20% of our North America segment net sales. In addition, our suppliers of distributed brands, which represented approximately 13% of our net sales for fiscal 2012, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We depend on various licenses for a significant portion of our sales, and the loss of one or more licenses or agreements could have a material adverse effect on us.

Our rights to market and sell certain of our prestige fragrance brands are derived from licenses from unaffiliated third parties and our business is dependent upon the continuation and renewal of such licenses on terms favorable to us. Each license is for a specific term and may have optional renewal terms. In addition, such licenses may be subject to us making required minimum royalty payments, minimum advertising and promotional expenditures and meeting minimum sales requirements. Just as the loss of a license or other significant agreement may have a material adverse effect on us, a renewal on less favorable terms could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We rely on third-party manufacturers and component suppliers for substantially all of our owned and licensed products.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and component suppliers to manufacture substantially all of our owned and licensed products. Over the past few years, we have reduced the number of third-party manufacturers and component and materials suppliers that we use, and have implemented a “turnkey” manufacturing process for substantially all of our products in which we now rely on our third-party manufacturers for certain supply chain functions that we previously handled ourselves, such as component and materials planning, purchasing and warehousing. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if we experience any supply chain disruptions caused by our implementation of this “turnkey” manufacturing process or other supply chain projects, or if our manufacturers or component suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of the finished products or the raw materials or components used to make such products.

The loss of or disruption in our distribution facilities may have a material adverse effect on our business.

We currently have one distribution facility and one promotional set assembly facility in the United States and use a third-party fulfillment center in France primarily for European distribution. These facilities house a large portion of our inventory. Although we insure our inventory, any loss, damage or disruption of these facilities, or loss or damage of the inventory stored in them, could adversely affect our business, prospects, results of operations, financial condition or cash flows.

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

Adverse U.S. or international economic conditions could negatively impact our business, prospects, results of operations, financial condition or cash flows.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse U.S. or international economic conditions, such as global recessions, including the current economic environment in Europe, or periods of inflation or high energy prices can contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses risks to our business. A decrease in consumer spending and/or in retailer and consumer confidence and demand for our products could significantly negatively impact our net sales and profitability, including our operating margins and return on invested capital. Such economic conditions could cause some of our customers or suppliers to experience cash flow and/or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. Adverse economic conditions could also adversely affect our access to the capital necessary for our business and our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity as set forth in our credit facility. If the recent adverse U.S. and global economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

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

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty industry is based on brand strength, pricing and assortment of products, in-store presence and visibility, innovation, perceived value, product availability and order fulfillment, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile commerce initiatives and other activities. The trend toward consolidation in the retail trade has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength. This trend has also resulted in an increased risk related to the concentration of our customers. We compete primarily with global prestige beauty companies and multinational consumer product companies, some of whom have greater resources than we have and brands with greater name recognition and consumer loyalty than our brands. Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to anticipate and respond in a timely and cost-effective manner to market trends through product innovations, product line extensions and marketing and promotional activities. This issue is compounded by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information and opinions are shared. We may incur expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations. These competitive factors, as well as new product risks, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

The success of our business depends, in part, on the demand for celebrity and designer fragrance products.

We have license agreements to manufacture, market and distribute a number of celebrity and designer fragrance products, including those of Elizabeth Taylor, Britney Spears, Taylor Swift, Justin Bieber, Juicy Couture, John Varvatos, Ed Hardy and True Religion. In fiscal 2012, we derived approximately 38% of our net sales from celebrity and designer fragrance brands. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity or designer and the celebrity’s or designer’s reputation. To the extent that the celebrity/designer fragrance category or a particular celebrity or designer ceases to be appealing to consumers or a celebrity’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially. In addition, under certain circumstances, lower net sales may shorten the duration of the applicable license agreement.

We may not be able to successfully and cost-effectively integrate acquired businesses or new brands.

Acquisitions entail numerous integration risks and impose costs on us that could materially and adversely affect our business, prospects, results of operations, financial condition or cash flows, including:

•	difficulties in assimilating acquired operations, products or brands, including disruptions to our operations or the unavailability of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence or assumption of additional debt and liabilities, as well as the potential for increased claims and litigation; and

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets.

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

Exclusive brand licenses, trademarks and intangibles comprise a material portion of our total consolidated assets. Completed acquisitions, like the recent acquisitions of the licenses for the Ed Hardy, True Religion, BCBGMAXAZRIA, Justin Bieber and Nicki Minaj fragrance brands, typically result in an increase in other intangibles on our balance sheet. Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks, patents, licenses and goodwill, for impairment annually, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. Any such impairment charge could materially reduce our results of operations.

We are subject to risks related to our international operations.

We operate on a global basis, with sales in approximately 120 countries. Approximately 42% of our fiscal 2012 net sales were generated outside of the United States. Our international operations could be adversely affected by:

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•

changes in, or our unfamiliarity with, foreign laws and regulations, including those related to product registration, ingredients and labeling, including changes in the interpretation or enforcement of such laws and regulations;

•	difficulties in staffing and managing international operations; and

•	changes in social, political, legal, economic and other conditions.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. From time to time, tax proposals are introduced or considered by the United States Congress or the legislative bodies in foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our other tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense. As a result, the ultimate resolution of these tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

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

At June 30, 2012, we had total debt of approximately $339 million which includes $250 million in aggregate principal amount outstanding of our 7 3/8% senior notes and $89 million outstanding under our revolving bank credit facility, both of which have requirements that may limit our operating and financial flexibility. Our indebtedness could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

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

Our global information systems are subject to outages, hacking and other risks and the failure to adequately maintain the security of our electronic and confidential information could materially adversely affect our financial condition and results of operations.

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

In addition, as part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and employees. In addition, the success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to properly maintain the security of our confidential data and our employees’ and customers’ personal information could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs and other competitive disadvantages, and could accordingly have a material adverse impact on our business, financial condition and results of operations.

We outsource certain functions, making us dependent on the entities and facilities performing those functions.

We are continually looking for opportunities to secure essential business services in a more cost-effective manner, without impacting the quality of the service rendered. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. These include certain information systems functions such as information technology operations, certain human resource functions such as payroll processing and employee benefit plan administration, and our European logistics management. We believe that we conduct appropriate due diligence before entering into agreements with the outsourcing entity, and we use service level agreements and operating metrics to monitor and assess performance. We believe the failure of one or more entities to properly provide the expected services without disruption, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition. In addition, substantially all of our data center operations are located in a facility in Raleigh, North Carolina, and any loss of or damage to the facility could have a material adverse effect on our business, results of operations, prospects, financial condition or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

United States. Our corporate headquarters are located in Miramar, Florida, where we lease approximately 32,000 square feet of general office space under a lease that expires in June 2016. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2023. We also lease (i) a 76,000-square foot warehouse in Roanoke to coordinate returns processing that is leased through December 2015, and (ii) a 274,000-square foot warehouse in Salem, Virginia that is leased through March 2016. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease 50,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2021. We lease approximately 49,500 square feet of general offices primarily for our marketing operations in New York City under a lease that expires in October 2017. We also lease small offices in Bentonville, Arkansas and Minneapolis, Minnesota, and have retail outlet stores that are located in Florida, New York, Texas, and Georgia for which we lease approximately 1,000 to 2,000 square feet, depending on the location.

International. Our international operations are headquartered in offices in Geneva, Switzerland that are leased through 2017. We also lease sales offices in Australia, Canada, China, Denmark, France, Italy, Korea, New Zealand, Puerto Rico, Singapore, South Africa, Spain, Taiwan, and the United Kingdom. We own a small manufacturing and distribution facility in South Africa primarily to manufacture and distribute local requirements of our products.

We believe that additional office, warehouse and retail space suitable for our needs is reasonably available in the markets in which we operate.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2010 through June 30, 2012.

Quarter Ended	High	Low
6/30/12	$40.19	$32.73
3/31/12	$39.96	$30.96
12/31/11	$37.94	$28.03
9/30/11	$34.62	$25.86
6/30/11	$31.84	$26.50
3/31/11	$31.00	$22.93
12/31/10	$24.00	$18.88
9/30/10	$20.00	$13.69

Holders. As of August 8, 2012, there were 351 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends. We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our revolving credit facility and the indenture relating to our 7 3/8% senior notes due 2021 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and satisfying a fixed charge coverage ratio after the payment of the dividends. See Notes 8 and 9 to the Notes to Consolidated Financial Statements.

Performance Graph. The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the five fiscal years from July 1, 2007 through June 30, 2012.

The publicly traded companies in our peer group are The Estee Lauder Companies Inc., International Flavors and Fragrances, Inc., Inter Parfums, Inc., Physicians Formula Holdings, Inc., and Revlon, Inc. We believe that our peer group is a good representation of beauty companies with similar market capitalizations, channels of distribution and/or products as our company. The graph and table assume that $100 was invested on June 30, 2007 in each of the Russell 2000 Index, the peer group, and our common stock, and that all dividends were reinvested.

[Remainder of page intentionally left blank.]

*	$100 invested on 6/30/07 in stock or index, including reinvestment of dividends.

Fiscal year ending June 30.

	Fiscal Year Ended
	June 30,
	2008	2009	2010	2011	2012
Elizabeth Arden, Inc.	62.57	35.99	59.85	119.66	159.98
Russell 2000 Index	83.81	62.84	76.35	104.91	102.73
Peer Group	87.96	65.50	04.68	184.66	180.24

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Year Ended June 30,
(Amounts in thousands, except per share data)	2012		2011		2010		2009		2008
Selected Statement of Operations Data
Net sales	$1,238,273		$1,175,500		$1,103,777		$1,070,225		$1,141,075
Gross profit	609,031	(1)	556,277		495,974		433,155	(7)	461,873	(9)
Income from operations	95,271	(1)	77,575	(3)	44,793	(5)	10,335	(7)	49,030	(9)
Debt extinguishment charges	—		6,468		82		—		—
Net income (loss)	57,419		40,989		19,533		(6,163)		19,901

Selected Per Share Data

Earnings (loss) per common share
Basic	$1.97	(2)	$1.47	(4)	$0.70	(6)	$(0.22	)(8)	$0.71	(10)
Diluted	$1.91	(2)	$1.41	(4)	$0.68	(6)	$(0.22	)(8)	$0.68	(10)
Weighted average number of common shares
Basic	29,115		27,843		28,017		27,971		27,981
Diluted	30,111		29,008		28,789		27,971		29,303

Other Data
EBITDA(11)	$129,325		$100,942		$73,170		$36,493		$73,798
Net cash provided by operating activities	58,524		97,746		113,959		36,986		8,037
Net cash used in investing activities	(153,224)		(39,472)		(35,721)		(31,663)		(28,588)
Net cash provided by (used in) financing activities	96,760		(28,519)		(74,337)		(7,529)		16,791

	Year Ended June 30,
	2012		2011		2010		2009		2008
Selected Balance Sheet Data
Cash	$59,080		$58,850		$26,881		$23,102		$26,396
Inventories	291,987		246,514		271,058		318,535		408,563
Working capital	345,818		388,897		306,524		286,611		306,735
Total assets	1,066,754		854,837		843,471		884,075		970,734
Short-term debt	89,200		—		59,000		115,000		119,000
Long-term debt, including current period	250,000		250,000		218,699		223,911		224,957
Shareholders’ equity	481,727		417,765		352,617		336,778		336,601

(1)	For the year ended June 30, 2012, gross profit and income from operations include (i) $4.5 million of inventory–related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisitions from those companies, and (ii) $0.4 million for product discontinuation charges. Income from operations also includes (i) $1.4 million in license termination costs, and (ii) $0.8 million in transaction costs associated with the New Wave LLC and Give Back Brands LLC acquisitions.
(2)	For the year ended June 30, 2012, inventory-related costs, product discontinuation charges, license termination costs and transaction costs for the acquisitions reduced both basic and fully diluted earnings per share by $0.17 and $0.16, respectively.
(3)	For the year ended June 30, 2011, income from operations includes (i) $0.3 million of restructuring expenses related to our Global Efficiency Re-engineering initiative (the “Initiative”), and (ii) $0.3 million of expenses related to implementation of our Oracle accounting and order processing systems.
(4)	For the year ended June 30, 2011, debt extinguishment charges, restructuring expenses related to our Initiative and Oracle accounting and order processing systems implementation costs reduced both basic and fully diluted earnings per share by $0.15.
(5)	For the year ended June 30, 2010, income from operations includes (i) $3.9 million of expenses related to implementation of our Oracle accounting and order processing systems, (ii) $1.9 million of restructuring expenses related to our Initiative, and (iii) $1.5 million of restructuring expenses that are not related to our Initiative.
(6)	For the year ended June 30, 2010, Oracle accounting and order processing systems implementation costs, restructuring expenses and debt extinguishment charges reduced basic and fully diluted earnings per share by $0.20 and $0.19, respectively.

(7)	For the year ended June 30, 2009, gross profit and income from operations include costs related to the global licensing agreement with Liz Claiborne of $18.9 million (which did not require the use of cash in the current period) for the Liz Claiborne inventory purchased by us at a higher cost prior to the effective date of the license agreement and $4.4 million ($1.0 million in gross profit) of Liz Claiborne transition expenses. In addition, income from operations includes (i) $3.4 million of expenses related to implementation of our Oracle accounting and order processing systems, (ii) $3.5 million of restructuring expenses related to our Initiative, and (iii) $1.1 million of restructuring expenses that are not related to our Initiative.
(8)	For the year ended June 30, 2009, Liz Claiborne related expenses, Oracle accounting and order processing systems implementation costs and restructuring expenses reduced basic and fully diluted earnings per share by $0.70 and $0.69, respectively.
(9)	For the year ended June 30, 2008, gross profit and income from operations include approximately $15.0 million in costs related to the global licensing agreement with Liz Claiborne including product discontinuation charges. In addition, income from operations includes an additional $12.0 million in Liz Claiborne related costs and $3.0 million of restructuring expenses, including $0.7 million related to our Initiative.
(10)	For the year ended June 30, 2008, Liz Claiborne related costs, including product discontinuation charges, and restructuring expenses reduced basic and fully diluted earnings per share by $0.65 and $0.63, respectively.
(11)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	it does not reflect any cash income taxes that we may be required to pay; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net income (loss) as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2012		2011		2010		2009	2008
Net income (loss)	$57,419		$40,989		$19,533		$(6,163)	$19,901
Provision for (benefit from) income taxes	16,093		8,637		3,293		(8,316)	1,534
Interest expense	21,759		21,481		21,885		24,814	27,595
Depreciation related to cost of goods sold	5,257		5,089		5,040		4,416	4,245
Depreciation and amortization	28,797		24,746		23,419		21,742	20,523

EBITDA	$129,325	(a)	$100,942	(b)	73,170	(c)	$36,493 (d)	$73,798	(e)

(a)	Includes $4.5 million of inventory–related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisitions from those companies and $0.8 million in transaction costs associated with such acquisitions, $0.4 million for product discontinuation charges, and $1.4 million in license termination costs.
(b)	Includes $6.5 million of debt extinguishment charges, $0.3 million of restructuring charges related to the Initiative and $0.3 million related to the implementation of our Oracle accounting and order processing systems.
(c)	Includes $3.9 million related to the implementation of our Oracle accounting and order processing systems, $3.4 million of restructuring charges and $0.1 million of debt extinguishment charges.
(d)	Includes $23.3 million of costs related to the global licensing agreement with Liz Claiborne ($18.9 million of which did not require the use of cash in the current period), $4.6 million of restructuring charges and $3.4 million related to the implementation of our Oracle accounting and order processing systems.
(e)	Includes $27.0 million of costs related to the global licensing agreement with Liz Claiborne and $3.0 million of restructuring charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand	The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Elizabeth Arden branded lipstick, foundation and other color cosmetics products, and the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, and Elizabeth Arden green tea

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Alfred Sung, BCBGMAXAZRIA, Ed Hardy, Geoffrey Beene, Halston, John Varvatos, Kate Spade New York, Lucky, Rocawear and True Religion

In addition to our owned and licensed fragrance brands, we distribute approximately 250 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements. In August 2011, we amended our long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates and acquired all of the U.S. and international trademarks for the Curve fragrance brands as well as trademarks for certain other smaller fragrance brands. The amendment established a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduced the future minimum guaranteed royalties for the term of the license, and required a pre-payment of royalties for the remainder of calendar 2011. We paid Liz Claiborne, Inc. and its affiliates $58.4 million in cash in connection with this transaction. We capitalized $43.9 million of the $58.4 million cash paid as exclusive brand trademarks and the balance was recorded as a prepaid asset associated with the settlement of royalties for the remainder of calendar year 2011 and the buy-down of future royalties.

In May 2012, we acquired the global licenses and certain related assets, including inventory, for the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC. Prior to the acquisition, we had been acting as a distributor of the Ed Hardy, True Religion and BCBGMAXAZRIA fragrances to certain mid-tier and mass retailers in the North America. Originally introduced in 2008 and inspired by the tattoo art of Don Ed Hardy, the Ed Hardy fragrance portfolio includes the Love & Luck, Hearts & Daggers and Ed Hardy Born Wild men’s and women’s fragrances. The True Religion fragrance brand launched in U.S. department stores in October 2008 and has now expanded to a portfolio of brands, including Drifter and Hippie Chic, and the BCBGMAXAZRIA women’s fragrance recently launched in the fall of 2011 in U.S. department stores. The total cost of the acquisition was $60.1 million, including amounts paid for inventory of $19.8 million, of which $58.1 million has been paid in cash and up to an additional $2 million may be due on January 31, 2013, subject to certain post-closing adjustments. This transaction was accounted for as a business combination. See Note 11 to the Notes to Consolidated Financial Statements for further information on the acquisition and allocation of the purchase price.

In June 2012, we also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands LLC. Someday, the first fragrance from internationally acclaimed recording artist Justin Bieber, launched in Spring 2011 and became the number one women’s fragrance launch of 2011 in U.S. department stores, according to NPD. The second fragrance in this brand franchise, Justin Bieber’s Girlfriend, is launching in U.S. department stores in the summer of 2012. The first fragrance from Nicki Minaj is scheduled to launch in U.S. department stores in the fall of 2012. In connection with the acquisition, we paid Give Back Brands LLC $26.5 million, including $3.4 million for inventory. In addition, we have issued to Give Back Brands LLC a subordinated note in the principal amount of $28 million, payable upon the achievement of specified net sales targets for the acquired brands over the three-year period from July 1, 2012 through June 30, 2015. This transaction was accounted for as a business combination. See Note 11 to the Notes to Consolidated Financial Statements for further information on the acquisition and allocation of the purchase price.

In fiscal 2013, we expect to incur pre-tax transition and other expenses related to the New Wave Fragrances LLC and Give Back Brands LLC acquisitions of $11.7 million, of which $6.4 million will not require the use of cash. Such expenses are expected to be incurred substantially in the first fiscal quarter ending September 30, 2012. These expenses primarily result from inventory purchased by us at a higher cost prior to the 2012 acquisitions, and other non-recurring expenses.

For ease of reference in this Form 10-K, the acquisitions from New Wave Fragrances LLC and Give Back Brands LLC are referred to herein on a collective basis as the 2012 acquisitions.

During fiscal 2012, we introduced several new products across the Elizabeth Arden skincare, fragrance, and color cosmetic categories, as well as for several of our fragrance brands, including Britney Spears, Juicy Couture, Curve, Rocawear and John Varvatos. We also debuted the first fragrance under our license agreement with Taylor Swift.

Our business strategy is currently focused on two important initiatives: the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market. We also intend to continue to increase net sales, operating margins and earnings by continuing to expand the prestige fragrance category at mass retail customers in North America and continuing to expand operating margins, working capital efficiency and return on invested capital. We believe that our focus on organic growth opportunities for our existing brands, new licensing opportunities and acquisitions, and new product innovation will assist us in achieving these goals.

We recently commenced the roll-out of a comprehensive brand repositioning for the Elizabeth Arden brand, which is designed to honor the heritage of the brand while modernizing the brand’s presentation and increasing its relevance among target consumers. The brand repositioning includes improved product formulation, package redesign and counter redesign as well as SKU rationalization. The initial roll-out will be to a limited number of retail doors and is targeted for completion by early October 2012. We began shipping the new product assortment to retailers in June 2012 and expect to replace high-priority retail counters with the new counters by early October 2012. The new counter design is intended to bring key aspects of the Elizabeth Arden and Red Door Spa brand equities to the retail environment to create a more uniform, modern and engaging shopping experience. The rollout will continue throughout fiscal year 2013 and beyond. Based on the results of the initial roll-out and plans for a more broad-based global roll-out, we may incur costs, expenses and capital expenditures in future periods that could be material to those periods. The specific facts and circumstances of the global roll-out will impact the timing and amount of any such costs, expenses and capital expenditures. In fiscal 2013, we expect to incur pre-tax non-recurring charges of approximately $8 million associated with the Elizabeth Arden brand repositioning resulting from product assortment changes.

In fiscal 2013, we plan to launch the new Visible Difference entry level skin care regimen as part of the repositioning of the Elizabeth Arden brands, Prevage Anti-Aging + Intensive Repair Daily Serum, several new Ceramide skin care products, and a new Red Door fragrance, Red Door Aura. We also plan to launch several fragrances, including our second fragrance for Taylor Swift, a new fragrance for Justin Beiber’s, Girlfriend, the first fragrance for Nicki Minaj, and new fragrances for Britney Spears, Juicy Couture, Lucky and John Varvatos.

During fiscal 2012, we also improved our gross margins by 190 basis points over fiscal 2011. The gross margin was impacted by $4.9 million, or 40 basis points, of inventory-related costs primarily associated with our May and June 2012 acquisitions. See “Recent License Agreements and Acquisitions” and Note 1, under Item 6, “Selected Financial Data” for further information on acquisitions. Moving into fiscal 2013, we expect our gross margins to improve an additional 85 to 110 basis points over our fiscal 2012 gross margins. We also expect our gross margin in fiscal 2013 will be impacted by approximately 130 basis points for costs associated with the Elizabeth Arden brand repositioning and the 2012 acquisitions, which represents a year over year anticipated net impact on our gross margin of 90 basis points related to these costs. We continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency and, (iii) leveraging our overhead structure by increasing sales of our International segment.

We manage our business by evaluating net sales, gross margins, EBITDA (as defined in Note 11 under Item 6 “Selected Financial Data”), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Factors That May Affect Future Results.”

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

Our most critical accounting policies and estimates are described in detail below. See Note 1 to the Notes to Consolidated Financial Statements - “General Information and Summary of Significant Accounting Policies,” for a discussion of these and other accounting policies.

Accounting for Acquisitions and Intangible Assets. Under the accounting for business combinations, consideration paid in an acquisition is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the consideration paid at the acquisition date over the fair values of the identifiable assets acquired or liabilities assumed is recorded as goodwill.

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

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One area that requires more judgment is determining the fair value and useful lives of intangible assets. Because the fair value and the estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. For example, if we discontinue or experience a decline in the profitability of one or more of our brands, the value of the intangible assets associated with those brands or their useful lives may decline, or, certain intangible assets such as the Elizabeth Arden brand trademarks, may no longer be classified as an indefinite-lived asset, which could result in additional charges to net income.

Our intangible assets consist of exclusive brand licenses, trademarks, patents and other intellectual property, customer relationships and lists, non-compete agreements and goodwill. The value of these assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We have determined that the Elizabeth Arden trademarks have indefinite useful lives as cash flows from the use of the trademarks are expected to be generated indefinitely. Goodwill and intangible assets with indefinite lives such as our Elizabeth Arden trademarks, are not amortized, but rather assessed for impairment at least annually. We typically perform our annual impairment assessment during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. During the quarter ended June 30, 2012, we adopted the updated guidance to Topic 350, Intangibles- Goodwill and Other, issued by Financial Accounting Standards Board (“FASB”), which simplifies how an entity assesses goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment assessment. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Should a goodwill impairment assessment be necessary, there is a two step process for impairment assessing of goodwill. The first step used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. See Note 1 to the Notes to Consolidated Financial Statements.

During the quarter ended June 30, 2012, we completed our annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these trademarks, we considered the income approach. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. A hypothetical 10% decrease to the fair value of our Elizabeth Arden trademarks or a hypothetical 1% increase in the discount rate used to estimate fair value would not result in an impairment of our Elizabeth Arden trademarks. During the quarter ended June 30, 2012, we also completed our annual impairment assessment of goodwill using the qualitative assessment under the updated guidance to Topic 350. The analysis indicated that no impairment adjustment was required. A hypothetical 10% decrease in the fair value of our North America reporting unit would not result in an impairment of our goodwill.

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

Long-Lived Assets. We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. An impairment loss is recognized to the extent the carrying amount of the asset exceeds its estimated fair value. Because the fair value is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. The same circumstances that could affect the estimated useful life of a long-lived asset, as discussed above, could cause us to change our estimate of the fair value of that asset, which could result in additional charges to net income. We did not record any adjustments to our long-lived assets in fiscal 2012, 2011 and 2010. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition. Sales are recognized when title and risk of loss transfers to the customer, the sales price is fixed or determinable and collectability of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical experience and considering current external factors and market conditions.

Allowances for Sales Returns and Markdowns. As is customary in the prestige beauty business, we grant certain of our customers (primarily North American prestige department stores and specialty beauty stores), subject to our authorization and approval, the right to either return product for credit against amounts previously billed or to receive a markdown allowance. Upon sale to such customers, we record a provision for product returns and markdowns estimated based on our level of sales, historical and projected experience with product returns and markdowns in each of our business segments and with respect to each of our product types, current economic trends and changes in customer demand and customer mix. We make detailed estimates at the segment, product and customer level, which are then aggregated to arrive at a consolidated provision for product returns and markdowns and are reviewed periodically as facts and circumstances warrant. Such provisions and markdown allowances are recorded as a reduction of net sales. Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales is made to prestige department stores and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. As a percentage of gross sales, our expense for returns and markdowns was 7.3%, 8.3% and 9.2% for the fiscal years ending June 30, 2012, 2011 and 2010, respectively. A hypothetical 5% change in the value of our allowance for sales returns and markdowns as of June 30, 2012 would result in a $0.9 million change to net income.

Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. It is reasonably likely that actual experience will differ from our estimates, which may result in an increase or decrease in the allowance for doubtful accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made. A hypothetical 5% change in the value of our allowance for doubtful accounts receivable as of June 30, 2012 would result in a $0.2 million change to net income.

Provisions for Inventory Obsolescence. We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change. If, for example, demand for our products declines, or if we decide to discontinue certain products, we may need to increase our provision for inventory obsolescence which would result in additional charges to net income. A hypothetical 5% change in the value of our provision for inventory obsolescence as of June 30, 2012 would result in a $0.9 million change to net income.

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

Share-Based Compensation. All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock and restricted stock unit awards is based on the closing price of our common stock on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Foreign Currency Contracts

We operate in several foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of our foreign subsidiaries’ revenues to fluctuations in currency rates using foreign currency forward contracts. We also enter into cash flow hedges for a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries’ cost of sales to such fluctuations, as well as cash flow hedges for a portion of our subsidiaries’ forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. We do not enter into derivative financial contracts for speculative or trading purposes.

Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the fiscal years ended June 30, 2012, 2011 or 2010 relating to foreign currency contracts used to hedge forecasted revenues or forecasted inventory purchases resulting from hedge ineffectiveness.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire.

The table below summarizes the effect of the pre-tax (loss) gain from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the years ended June 30, 2012, 2011 and 2010.

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Net Sales	$391	$(975)	$766
Cost of Sales	(1,284)	(2,199)	(662)
Selling, general and administrative	451	(3,209)	1,336

Total pre-tax (loss) gain	$(442)	$(6,383)	$1,440

RESULTS OF OPERATIONS

The following table compares our historical results of operations, including as a percentage of net sales, on a consolidated basis, for the years ended June 30, 2012, 2011 and 2010. (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Year Ended June 30,
	2012		2011		2010
Net sales	$1,238,273	100.0%	$1,175,500	100.0%	$1,103,777	100.0%
Cost of sales	623,985	50.4	614,134	52.3	602,763	54.6
Depreciation related to cost of goods sold	5,257	0.4	5,089	0.4	5,040	0.5
Gross profit	609,031	49.2	556,277	47.3	495,974	44.9
Selling, general and administrative expenses	484,963	39.2	453,956	38.6	427,762	38.7
Depreciation and amortization	28,797	2.3	24,746	2.1	23,419	2.1
Income from operations	95,271	7.7	77,575	6.6	44,793	4.1
Interest expense	21,759	1.8	21,481	1.8	21,885	2.0
Debt extinguishment charges	—	—	6,468	0.6	82	—

Income before income taxes	73,512	5.9	49,626	4.2	22,826	2.1
Provision for income taxes	16,093	1.3	8,637	0.7	3,293	0.3
Net income	57,419	4.6	40,989	3.5	19,533	1.8

	Year Ended June 30,
	2012		2011		2010
Other data:
EBITDA and EBITDA margin(1)	$129,325	10.4%	$100,942	8.6%	$73,170	6.6%

(1)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 11 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

At June 30, 2012, our operations were organized into the following two operating segments, which also comprise our reportable segments:

•

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

•

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, in approximately 120 countries outside of North America to perfumeries, boutiques, department stores, travel retail outlets and distributors.

In light of the repositioning of the Elizabeth Arden brand and our target for completing the initial roll-out of the repositioning by the early October 2012, commencing with the first quarter of fiscal 2013, we will disclose financial information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances, in addition to our current segment reporting.

Segment profit excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to our Global Efficiency Re-engineering Initiative (which we refer to as the “Initiative”), which was substantially completed in fiscal 2011, (iii) restructuring costs for corporate operations, and (iv) acquisition-related costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

The following table is a comparative summary of our net sales and segment profit by operating segment for the years ended June 30, 2012, 2011 and 2010, and reflects the basis of presentation described in Note 1 - “General Information & Summary of Significant Accounting Policies” and Note 18 - “Segment Data and Related Information” to the Notes to Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Year Ended June 30,
	2012		2011		2010
Segment Net Sales:
North America	$778,407		$756,731		$719,330
International	459,866		418,769		384,447

Total	$1,238,273		$1,175,500		$1,103,777

Segment Profit:
North America	$128,692		$104,013		$92,741
International	13,316		6,420		551
Less:
Depreciation and Amortization	34,054		29,835		28,459
Interest expense, net	21,759		21,481		21,885
Consolidation and Elimination Adjustments	5,575		1,854		13,509	(3)
Unallocated Corporate Expenses	7,108	(1)	7,637	(2)	6,613	(4)

Income Before Income Taxes	$73,512		$49,626		$22,826

(1)	Amounts shown for the year ended June 30, 2012 include $4.5 million of inventory–related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisitions from those companies, and $0.8 million in transaction costs associated with such acquisitions, $0.4 million for product discontinuation charges, and $1.4 million of license termination costs.
(2)	Amounts shown for the year ended June 30, 2011 include (i) $6.5 million of debt extinguishment charges, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, (iii) $0.3 million of restructuring expenses related to the Initiative, and (iv) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.
(3)	Amounts for the year ended June 30, 2010, include $5.5 million related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.
(4)	Amounts for the year ended June 30, 2010, include (i) $3.9 million of expenses related to the implementation of an Oracle accounting and order processing system, (ii) $1.9 million of restructuring expenses related to the Initiative, (iii) $0.7 million of restructuring expenses not related to the Initiative, and (iv) $0.1 million of debt extinguishment costs.

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Net Sales. Net sales increased by 5.3% or $62.8 million for the year ended June 30, 2012, compared to the year ended June 30, 2011. The impact of foreign currency translation was not material. Net sales for Elizabeth Arden branded products increased by $29.7 million due to higher sales in all product categories, primarily led by higher sales of skin care products. Net sales of licensed and other owned fragrance brands increased by $5.1 million primarily due to the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA, as well as higher sales of Viva La Juicy and Curve fragrances. Partially offsetting these increases were lower sales of Mariah Carey, Britney Spears and Usher fragrances, as well as lower sales of other Juicy Couture fragrances due in part to the prior year launch of Peace, Love & Juicy Couture. Net sales of distributed brands sold under licenses recently acquired in the 2012 Acquisitions and net sales of other distributed brands increased by $17.0 million and $10.7 million, respectively, as compared to the prior year. Pricing changes had an immaterial effect on net sales.

North America

Net sales increased by 2.9% or $21.7 million. The impact of foreign currency translation was not material. Net sales of Elizabeth Arden branded products were flat. Net sales of licensed and other owned fragrance brands decreased by $5.3 million due to lower sales of Juicy Couture, Mariah Carey, Usher and Britney Spears fragrances. Partially offsetting these decreases were higher sales from the launch of the Taylor Swift fragrance Wonderstruck as well as higher sales of Curve and the John Varvatos fragrance Star USA. Net sales of distributed brands sold under licenses recently acquired in the 2012 Acquisitions and net sales of other distributed brands increased by $16.7 million and $10.2 million, respectively, as compared to the prior year. Higher sales to department store customers led our North America results.

International

Net sales increased by 9.8% or $41.1 million. The impact of foreign currency translation was not material. Net sales of Elizabeth Arden branded products increased by $29.8 million due to higher sales in all product categories, primarily led by higher sales of skin care products. Net sales of licensed and other owned fragrance brands increased by $10.4 million primarily due to higher sales of Viva La Juicy and John Varvatos fragrances, and the launch of the Taylor Swift fragrance Wonderstruck in select markets primarily in Australia and New Zealand. Our international results were led by higher sales of $21.3 million in Europe and $12.0 million in travel retail and distributor markets.

Gross Margin. For the years ended June 30, 2012 and 2011, gross margins were 49.2% and 47.3%, respectively. Gross margin in the current year period benefited from a higher proportion of sales of Elizabeth Arden products, primarily skin care products which have higher gross margins, as well as improved operating efficiencies, including lower freight and distribution costs. Partially offsetting these benefits were $4.9 million, or 40 basis points, of inventory–related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisitions.

SG&A. Selling, general and administrative expenses increased 6.8%, or $31.0 million, for the year ended June 30, 2012, compared to the year ended June 30, 2011. The increase was due to higher marketing and sales expenses of $24.4 million and higher general and administrative expenses of $6.6 million. The increase in marketing and sales expenses was primarily due to higher advertising, sales promotion, and direct selling and development expenses of $24.3 million. The increase in general and administrative expenses was principally due to (i) higher payroll related costs, net of lower incentive compensation, of $2.2 million, and (ii) the unfavorable impact of foreign currency translation of certain of our affiliates’ balance sheets as the current year included losses of $4.2 million compared to losses of $0.9 million in the prior year. For the year ended June 30, 2012, general and administrative expenses also included a total of $2.2 million of license termination costs and transaction costs for the 2012 Acquisitions. For the year ended June 30, 2011, total restructuring and Initiative-related one-time costs totaled $1.4 million.

Segment Profit

North America

Segment profit increased 23.7% or $24.7 million. The increase in segment profit was due to higher net sales and gross profit, partially offset by higher selling, general and administrative expenses as further described above.

International

Segment profit increased 107.4% or $6.9 million. The increase in segment profit was due to higher net sales and gross profit, partially offset by higher selling, general and administrative expenses as further described above.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by 16.3% or $4.1 million, for the year ended June 30, 2012, compared to the year ended June 30, 2011, primarily due to higher amortization expense related to the amended licensing agreement with Liz Claiborne, Inc. and the 2012 Acquisitions, as well as higher depreciation for leasehold improvements and IT equipment.

Interest Expense. Interest expense, net of interest income, increased 1.3%, or $0.3 million, for the year ended June 30, 2012, compared to the year ended June 30, 2011. The increase was primarily due to higher long-term debt in the current year as a result of the higher aggregate principal amount of our 7 3/8% senior notes issued in January 2011, as compared to the 7 3/4% senior subordinated notes that were outstanding during the first half of the prior year. See Notes 8 and 9 to the Notes to Consolidated Financial Statements.

Debt Extinguishment Charges. For the year ended June 30, 2011, we recorded $6.5 million in debt extinguishment charges related to the purchase and redemption of our previously outstanding 7 3/4% senior subordinated notes and the amendment of our revolving bank credit facility. See Notes 8 and 9 to the Notes to Consolidated Financial Statements.

Provision for Income Taxes. The pre-tax income from our domestic and international operations consisted of the following for the years ended June 30, 2012 and 2011:

(Amounts in thousands)	Year Ended
	June 30, 2012	June 30, 2011
Domestic pre-tax income	$16,964	$5,887
Foreign pre-tax income	56,548	43,739

Total income before income taxes	$73,512	$49,626

Effective tax rate	21.9%	17.4%

The increase in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher earnings contributions from our domestic operations in the current year as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between jurisdictions that have different tax rates. Our domestic operations are tax-effected at a higher rate than our foreign operations. The impact of discrete tax adjustments in the current year, were not material to the effective tax rate. The prior year effective tax rate included a net tax benefit of $1.4 million, of which (i) $0.9 million related to the closure of foreign tax audits and was recorded in the fourth quarter, (ii) $0.3 million related to the reversal of valuation allowances associated with net operating losses previously recorded by certain international subsidiaries that became realizable, and (iii) $0.2 million related to tax benefits due to changes in estimates for certain entities. Also included in the prior year effective tax rates was a tax benefit of $0.6 million related to research and development and foreign tax credits. See Note 12 to the Notes to Consolidated Financial Statements.

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

Net Income. Net income for the year ended June 30, 2012, was $57.4 million compared to $41.0 million for the year ended June 30, 2011. The increase in net income was primarily the result of higher net income from operations, partially offset by a higher effective tax rate in the current year period.

EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $129.3 million for the year ended June 30, 2012, includes $7.1 million of costs comprised of (i) $4.5 million of inventory–related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the asset acquisitions from those companies, (ii) $0.8 million in transaction costs associated with such acquisitions. (iii) $0.4 million for product discontinuation charges, and (iv) $1.4 million of license termination costs. EBITDA for the year ended June 30, 2011 was $100.9 million and included $6.5 million in debt extinguishment charges and restructuring and Initiative-related one-time costs of $0.6 million. The increase in EBITDA in the current year of approximately $28.4 million compared to the prior year was primarily the result of higher income from operations as discussed above. For a discussion of EBITDA and a reconciliation of net income to EBITDA for the years ended June 30, 2012 and 2011, see Note 11 under Item 6, “Selected Financial Data.”

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

Interest Expense. Interest expense, net of interest income, decreased 1.8%, or $0.4 million, for the year ended June 30, 2011, compared to the year ended June 30, 2010. The decrease was due to lower average borrowings under our revolving bank credit facility, partially offset by higher long-term debt during the second half of fiscal 2011 as a result of the higher aggregate principal amount of our 7 3/8% senior notes issued in January 2011, as compared to the 7 3/4% senior subordinated notes that were outstanding during the prior year period. See Note 8 and Note 9 to the Notes to Consolidated Financial Statements.

Debt Extinguishment Charges. For the year ended June 30, 2011, we recorded $6.5 million in debt extinguishment charges related to the purchase and redemption of our previously outstanding 7 3/4% senior subordinated notes and the amendment of our revolving bank credit facility. See Note 8 and Note 9 to the Notes to Consolidated Financial Statements. For the year ended June 30, 2010, we recorded $0.1 million in debt extinguishment charges related to the repurchase of $5.0 million of our 7 3/4% senior subordinated notes.

Provision for Income Taxes. The pre-tax income from our domestic and international operations consisted of the following for the years ended June 30, 2011 and 2010:

(Amounts in thousands)	Year Ended
	June 30, 2011	June 30, 2010
Domestic pre-tax income	$5,887	$222
Foreign pre-tax income	43,739	22,604

Total income before income taxes	$49,626	$22,826

Effective tax rate	17.4%	14.4%

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

EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $100.9 million for the year ended June 30, 2011 included $6.5 million in debt extinguishment charges and restructuring and Initiative-related one-time costs of $0.6 million. EBITDA for the year ended June 30, 2010, was $73.2 million and included total restructuring and Initiative-related one-time costs of $7.3 million. The increase in EBITDA in the current year compared to the prior year of approximately $27.8 million was the result of higher income from operations. For a discussion of EBITDA and a reconciliation of net income to EBITDA for the years ended June 30, 2011 and 2010, see Note 11 under Item 6, “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2012, approximately 59% of our net sales were made during the first half of our fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Net cash provided by operating activities	$58,524	$97,746	$113,959
Net cash used in investing activities	(153,224)	(39,472)	(35,721)
Net cash provided by (used in) financing activities	96,760	(28,519)	(74,337)
Net increase in cash and cash equivalents	230	31,969	3,779

Operating Activities

Cash provided by our operating activities is driven by net income adjusted for non-cash expenses and debt extinguishment charges, and changes in working capital. The following chart illustrates our net cash provided by operating activities during the years ended June 30, 2012, 2011 and 2010:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Net income including adjustments to reconcile to net cash provided by operating activities	$105,071	$85,645	$52,308
Net change in assets and liabilities, net of acquisitions (“working capital changes”)	(46,547)	12,101	61,651

Net cash provided by operations	$58,524	$97,746	$113,959

For the year ended June 30, 2012, net cash provided by operating activities was $58.5 million, as compared to $97.7 million for the year ended June 30, 2011. Net income adjusted for non-cash items increased by $19.4 million as compared to the prior year. Working capital changes utilized cash of $46.5 million in the current year as compared to providing cash of $12.1 million in the prior year. The increase in cash utilized by working capital changes primarily related to (i) a larger increase in accounts receivable due to the increase in and timing of sales in the fourth quarter, (ii) higher inventory purchases in the current year primarily due to the brand repositioning for Elizabeth Arden, (iii) royalty prepayments and other payments to licensors and suppliers in connection with the 2012 Acquisitions and the amended license agreement with Liz Claiborne, and (iv) higher cash payments and lower accruals in the current year as compared to prior year incentive compensation payments and accruals. These increases were partially offset by higher accounts payable, primarily due to the timing of payments to vendors and inventory purchases.

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

Investing Activities

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2012, 2011 and 2010:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Additions to property and equipment	$(24,088)	$(25,608)	$(35,388)
Acquisition of businesses, intangible and other assets	(129,136)	(13,864)	(333)

Net cash used in investing activities	$(153,224)	$(39,472)	$(35,721)

For the year ended June 30, 2012, net cash used in investing activities of $153.2 million was composed of $24.1 million of capital expenditures and $129.1 million related to the acquisition of businesses, intangibles and other assets. The acquisition of businesses, intangibles and other assets was primarily composed of (i) $43.9 million for the acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands from the amendment of the license agreement with Liz Claiborne, (ii) $58.1 million for the acquisition of intangible assets, inventory and other assets from New Wave LLC and (iii) $26.5 for the acquisition of intangible assets, inventory and other assets from Give Back Brands LLC. During the year ended June 30, 2012, we also paid an aggregate of $0.6 million for the license agreements for a cosmetic formula and patent. Upon the achievement of certain sales targets, we will be required to pay an additional $0.5 million and will acquire the formula under one of the agreements. For the year ended June 30, 2011, net cash used in investing activities of $39.5 million was composed of (i) $25.6 million of capital expenditures primarily for in-store counters and displays, leasehold improvements and computer hardware and software, and (ii) $13.9 million of payments related to the acquisition of the Prevage trademarks and related patents and the global license agreement with John Varvatos Apparel Corp. for the manufacture, distribution and marketing of John Varvatos fragrances.

We currently expect to incur approximately $40 million in capital expenditures in the year ending June 30, 2013, primarily for in-store counters and displays related to the Elizabeth Arden brand repositioning, tools and dies for new fragrance launches, as well as leasehold improvements and computer hardware and software.

Financing Activities

The following chart illustrates our net cash provided by (used in) financing activities during the years ended June 30, 2012, 2011 and 2010:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Proceeds from (payments on) short-term debt	$89,200	$(59,000)	$(56,000)
Proceeds from (payments on) long-term debt	—	243,996	(545)
Repurchase of senior subordinated notes	—	(223,332)	(5,000)
Repurchase of common stock	—	(13,758)	(13,779)
Proceeds from the exercise of stock options	5,570	20,432	1,591
All other financing activities	1,990	3,143	(604)

Net cash provided by (used in) financing activities	$96,760	$(28,519)	$(74,337)

On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Concurrently with the offering of the 7 3/8% senior notes, the Company commenced a cash tender offer and consent solicitation for any and all of its $220 million of outstanding 7 3/4% senior subordinated notes due January 2014. All of the outstanding 7 3/4% senior subordinated notes were either purchased or redeemed during the third quarter of fiscal 2011. See Note 9 to the Notes to Consolidated Financial Statements for further information.

For the year ended June 30, 2012, net cash provided by financing activities was $96.8 million, as compared to net cash used in financing activities of $28.5 million for the year ended June 30, 2011. For the year ended June 30, 2012, borrowings under our credit facility increased by $89.2 million primarily to fund the 2012 Acquisitions. There were no borrowings outstanding under our credit facility at June 30, 2011. Proceeds from the exercise of stock options were $5.6 million for the fiscal year ended June 30, 2012 period compared to $20.4 million for the prior year. There were no repurchases of common stock during the fiscal year ended June 30, 2012, and repurchases of common stock in the prior year were $13.8 million.

For the year ended June 30, 2011, net cash used in financing activities was $28.5 million, as compared to net cash used in financing activities of $74.3 million for the year ended June 30, 2010. The decrease in net cash used in financing activities resulted primarily from the refinancing of our senior notes in January 2011, including using the proceeds to pay down borrowings under our credit facility. For the year ended June 30, 2011, borrowings under our credit facility decreased by $59.0 million. Proceeds from the exercise of stock options were $20.4 million for the year ended June 30, 2011 compared to $1.6 million for the prior year ended June 30, 2010. Repurchases of common stock for each of the years ended June 30, 2011 and 2010 were $13.8 million. The repurchases of common stock for the year ended June 30, 2011, included approximately $1.2 million for the settlement of shares that were repurchased at the end of fiscal 2010 under our repurchase program and approximately $3.4 million for shares withheld by us upon the March 2011 vesting of certain market-based restricted stock granted in 2005 to satisfy minimum statutory tax withholding obligations resulting from such vesting.

Interest paid during the year ended June 30, 2012, included $21.3 million of interest payments on the 7 3/8% senior notes due to the timing of interest payments following the issuance of such notes in January 2011 and $2.2 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2011, included $16.0 million of interest payments on the 7 3/4% senior subordinated notes and $2.3 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2010, included $17.5 million of interest payments on our previously outstanding 7 3/4% senior subordinated notes and $2.9 million of interest paid on the borrowings under our credit facility.

At June 30, 2012, we had approximately $59.1 million of cash, of which $53.7 million was held outside of the United States primarily in Switzerland, South Africa and Australia. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

Debt and Contractual Financial Obligations and Commitments. At June 30, 2012, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including current portion	$250,000	$—	$—	$—	$250,000
Interest payments on long-term debt(1)	161,331	18,438	36,876	36,876	69,141
Operating lease obligations	86,676	16,372	27,753	19,969	22,582
Purchase obligations(2)	446,166	301,811	77,508	57,823	9,024
Other long-term obligations(3)	31,376	4,960	26,416	—	—

Total	$975,549	$341,581	$168,553	$114,668	$350,747

(1)	Consists of interest at the rate of 7 3/8% per annum on the $250 million aggregate principal amount of 7 3/8% senior notes. See Note 9 to the Notes to Consolidated Financial Statements.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Includes: (i) the contingent consideration which may become payable to Give Back Brands LLC if certain sales targets are met, but (ii) excludes $4.9 million of gross unrecognized tax benefits that, if not realized, would result in cash payments. We cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due. See Notes 11 and 12 to the Notes to Consolidated Financial Statements.

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

We have a $300 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. See Note 8 to the Notes to Consolidated Financial Statements. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility was amended in June 2012 to allow for the contingent consideration that may become payable with respect to the acquisition of certain assets of Give Back Brands LLC and to allow for the term loan further discussed below. The credit facility expires in January 2016.

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

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for each of the quarters during fiscal 2012 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2012. We were in compliance with all applicable covenants under the credit facility for the quarter and year ended June 30, 2012.

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

At June 30, 2012, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. The commitment fee on the unused portion of the credit facility at June 30, 2012 was 0.50%. For both the years ended June 30, 2012 and 2011, the weighted average annual interest rate on borrowings under our credit facility was 2.2%.

At June 30, 2012, we had $89.2 million in borrowings and $4.4 million in letters of credit outstanding under the credit facility. At June 30, 2012, based on eligible accounts receivable and inventory available as collateral, an additional $51.5 million could be borrowed under our credit facility. In connection with the 2012 Acquisitions and to take advantage of favorable interest rates and provide us with additional financial flexibility, on June 12, 2012, we entered into a second lien credit agreement with JPMorgan Chase Bank, N.A. providing us with the ability to borrow up to $30 million on or prior to July 2, 2012. On July 2, 2012 we borrowed $30 million under this term loan and used the proceeds to repay amounts under our credit facility. The term loan is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories, and the interest on borrowings charged under the term loan is either LIBOR plus an applicable margin of 3.75% or the base rate specified in the term loan (which is comparable to prime rates) plus a margin of 2.75%. The term loan matures on July 2, 2014, but we have the option to prepay all or a portion of the term loan anytime on or after February 1, 2013, provided our borrowing availability under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

At June 30, 2012, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the term loan to the extent of the collateral securing the credit facility and term loan. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements. A deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility or term loan that causes acceleration of the debt under this facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under either borrowing facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

Repurchases of Common Stock. On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. On August 7, 2012, our board of directors approved an extension of the stock repurchase program through November 30, 2014.

As of June 30, 2012, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the fiscal year ended June 30, 2012, there were no share repurchases. See Note 13 to Notes to Consolidated Financial Statements.

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially from our forward-looking statements is set forth below, and most of these factors are discussed in greater detail under Item 1A - “Risk Factors” of this Annual Report on Form 10-K:

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

•

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations and working capital requirements, and restrictive covenants in our revolving credit facility, term loan and the indenture for our 7 3/8% senior notes;

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

•	the success of our Elizabeth Arden brand repositioning efforts;

•

the impact of tax audits, including the ultimate outcome of the pending Internal Revenue Service examination of our U.S. federal tax returns for the fiscal years ended June 30, 2008 and June 30, 2009, changes in tax laws or tax rates, and our ability to utilize our deferred tax assets;

•	our ability to effectively implement, manage and maintain our global information systems and maintain the security of our confidential data and our employees’ and customers’ personal information;

•	our reliance on certain third parties for certain outsourced business services, including information technology operations, logistics management and employee benefit plan administration;

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

Interest Rate Risk

As of June 30, 2012, we had $89.2 million in borrowings and $4.4 million in letters of credit outstanding under our revolving credit facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and our term loan are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility during the year ended June 30, 2012, and assuming there had been a two percentage point (200 basis points) change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2012 would have increased or decreased by approximately $1.0 million. See Note 8 to the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 120 countries around the world. During the fiscal year ended June 30, 2012, we derived approximately 42% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

As of June 30, 2012, our subsidiaries outside the United States held 35.0% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency of our subsidiaries into the U.S. dollar at current exchange rates is included in accumulated other comprehensive income in our consolidated balance sheets.

As of June 30, 2012, we had notional amounts of 13.1 million British pounds and 6.0 million Euros under open foreign currency contracts that expire between July 31, 2012 and May 31, 2013 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2012, the Company had notional amounts under foreign currency contracts of (i) 10.7 million Canadian dollars and 12.1 million Australian dollars used to hedge forecasted cost of sales, and (ii) 18.2 million Swiss francs to hedge forecasted operating costs that expire between July 31, 2012 and May 31, 2013.

We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the year ended June 30, 2012 from settled contracts was approximately $0.5 million. At June 30, 2012, the unrealized gain, net of taxes, associated with these open contracts of approximately $0.2 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Note 16 to the Notes to Consolidated Financial Statements.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. As of June 30, 2012, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the year ended June 30, 2012, was $0.4 million.

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

Report of Management

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2012 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of the other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting for the year ended June 30, 2012, and has expressed an unqualified opinion in their report, which is included herein.

/s/ E. Scott Beattie	/s/ Stephen J. Smith
E. Scott Beattie Chairman, President and Chief Executive Officer	Stephen J. Smith Executive Vice President and Chief Financial Officer

August 10, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elizabeth Arden, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

August 10, 2012

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except shares and par value)

	As of
	June 30, 2012	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$59,080	$58,850
Accounts receivable, net	188,141	165,622
Inventories	291,987	246,514
Deferred income taxes	40,706	37,683
Prepaid expenses and other assets	44,583	45,725

Total current assets	624,497	554,394

Property and equipment, net	89,438	82,762
Exclusive brand licenses, trademarks and intangibles, net	314,502	184,758
Goodwill	21,054	21,054
Debt financing costs, net	7,903	8,740
Deferred income taxes	1,866	2,521
Other	7,494	608

Total assets	$1,066,754	$854,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$89,200	$—
Accounts payable - trade	77,961	47,951
Other payables and accrued expenses	111,518	117,546

Total current liabilities	278,679	165,497

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	56,348	21,575

Total long-term liabilities	306,348	271,575

Total liabilities	585,027	437,072

Commitments and contingencies (see Note 10)

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 33,788,871 and 33,452,687 shares issued, respectively	338	334
Additional paid-in capital	337,740	327,226
Retained earnings	217,354	159,935
Treasury stock (4,353,200 shares at cost)	(74,871)	(74,871)
Accumulated other comprehensive income	1,166	5,141

Total shareholders’ equity	481,727	417,765

Total liabilities and shareholders’ equity	$1,066,754	$854,837

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended June 30,
	2012	2011	2010
Net sales	$1,238,273	$1,175,500	$1,103,777
Cost of goods sold:
Cost of sales	623,985	614,134	602,763
Depreciation related to cost of goods sold	5,257	5,089	5,040

Total cost of goods sold	629,242	619,223	607,803

Gross profit	609,031	556,277	495,974

Operating expenses
Selling, general and administrative	484,963	453,956	427,762
Depreciation and amortization	28,797	24,746	23,419

Total operating expenses	513,760	478,702	451,181

Income from operations	95,271	77,575	44,793
Other expense
Interest expense	21,759	21,481	21,885
Debt extinguishment charges	—	6,468	82

Other expense, net	21,759	27,949	21,967

Income before income taxes	73,512	49,626	22,826
Provision for income taxes	16,093	8,637	3,293

Net income	$57,419	$40,989	$19,533

Net income per common share:
Basic	$1.97	$1.47	$0.70

Diluted	$1.91	$1.41	$0.68

Weighted average number of common shares:
Basic	29,115	27,843	28,017

Diluted	30,111	29,008	28,789

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance as of July 1, 2009	31,445	$316	$285,847	$99,413	(2,728)	$(47,334)	$(1,464)	$336,778
Issuance of common stock upon exercise of options	155	2	1,589	—	—	—	—	1,591
Issuance of common stock for employee stock purchase plan	149	1	1,322	—	—	—	—	1,323
Issuance of restricted stock, net of forfeitures	148	—	—	—	—	—	—	—
Amortization of share-based awards	—	—	4,771	—	—	—	—	4,771
Repurchase of common stock	—	—	—	—	(905)	(14,969)	—	(14,969)
Excess tax benefit from share-based awards	—	—	3,608	—	—	—	—	3,608
Comprehensive Income:
Net Income	—	—	—	19,533	—	—	—	19,533

Foreign currency translation adjustments	—	—	—	—	—	—	(397)	(397)

Disclosure of reclassification amounts, net of taxes
Unrealized hedging gain arising during the period	—	—	—	—	—	—	650	650
Less: reclassification adjustment for hedging gains included in net income	—	—	—	—	—	—	(271)	(271)

Net unrealized cash flow hedging gain	—	—	—	—	—	—	379	379

Total comprehensive income (loss)	—	—	—	19,533	—	—	(18)	19,515

Balance as of June 30, 2010	31,897	$319	$297,137	$118,946	(3,633)	$(62,303)	$(1,482)	$352,617

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance as of July 1, 2010	31,897	$319	$297,137	$118,946	(3,633)	$(62,303)	$(1,482)	$352,617
Issuance of common stock upon exercise of options	1,354	13	20,419	—	—	—	—	20,432
Issuance of common stock for employee stock purchase plan	107	1	1,753	—	—	—	—	1,754
Issuance of restricted stock, net of forfeitures	95	1	—	—	—	—	—	1
Amortization of share-based awards	—	—	4,904	—	—	—	—	4,904
Repurchase of common stock	—	—	—	—	(720)	(12,568)	—	(12,568)
Excess tax benefit from share-based awards	—	—	3,008	—	—	—	—	3,008
Other	—	—	5	—	—	—	—	5
Comprehensive Income:
Net Income	—	—	—	40,989	—	—	—	40,989

Foreign currency translation adjustments	—	—	—	—	—	—	8,388	8,388

Disclosure of reclassification amounts, net of taxes
Unrealized hedging loss arising during the period	—	—	—	—	—	—	(4,203)	(4,203)
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	2,438	2,438

Net unrealized cash flow hedging loss	—	—	—	—	—	—	(1,765)	(1,765)

Total comprehensive income (loss)	—	—	—	40,989	—	—	6,623	47,612

Balance as of June 30, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance as of July 1, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765
Issuance of common stock upon exercise of options	439	5	5,565	—	—	—	—	5,570
Issuance of restricted stock and restricted stock units, net of forfeitures	(177)	(2)	(2,098)	—	—	—	—	(2,100)
Issuance of common stock for employee stock purchase plan	74	1	1,989					1,990
Amortization of share-based awards	—	—	5,057	—	—	—	—	5,057
Excess tax benefit from share-based awards	—	—	(39)	—	—	—	—	(39)
Other	—	—	40	—	—	—	—	40
Comprehensive Income:
Net Income	—	—	—	57,419	—	—	—	57,419

Foreign currency translation adjustments	—	—	—	—	—	—	(5,551)	(5,551)

Disclosure of reclassification amounts, net of taxes
Unrealized hedging gain arising during the period	—	—	—	—	—	—	2,111	2,111
Less: reclassification adjustment for hedging losses included in net income	—	—	—	—	—	—	535	535

Net unrealized cash flow hedging gain	—	—	—	—	—	—	1,576	1,576

Total comprehensive income (loss)	—	—	—	57,419	—	—	(3,975)	53,444

Balance as of June 30, 2012	33,789	$338	$337,740	$217,354	(4,353)	$(74,871)	$1,166	$481,727

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2012	2011	2010
Operating activities:

Net income	$57,419	$40,989	$19,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,054	29,835	28,459
Amortization of senior note offering, credit facility and swap termination costs	1,247	1,330	1,459
Amortization of share-based awards	5,057	4,904	4,771
Debt extinguishment charges	—	6,468	82
Deferred income taxes	7,294	2,119	(1,996)
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(25,177)	8,255	20,339
(Increase) decrease in inventories	(23,836)	27,625	48,276
(Increase) decrease in prepaid expenses and other assets	(5,404)	13,596	(12,373)
Increase (decrease) in accounts payable	17,899	(52,637)	(18,931)
(Decrease) increase in other payables and accrued expenses	(9,624)	14,118	25,919
Other	(405)	1,144	(1,579)

Net cash provided by operating activities	58,524	97,746	113,959

Investing activities:
Additions to property and equipment	(24,088)	(25,608)	(35,388)
Acquisition of businesses, intangibles and other assets	(129,136)	(13,864)	(333)

Net cash used in investing activities	(153,224)	(39,472)	(35,721)

Financing activities:
Proceeds from (payments on) short-term debt	89,200	(59,000)	(56,000)
Proceeds from (payments on) long-term debt	—	243,996	(545)
Repurchase of senior subordinated notes	—	(223,332)	(5,000)
Payments under capital lease obligations	—	—	(1,927)
Repurchase of common stock	—	(13,758)	(13,779)
Proceeds from the exercise of stock options	5,570	20,432	1,591
Proceeds from the issuance of common stock under the employee stock purchase plan	1,990	1,754	1,323
Financing fees paid	—	(2,345)	—
Excess tax benefit from share-based awards	—	3,734	—

Net cash provided by (used in) financing activities	96,760	(28,519)	(74,337)

Effects of exchange rate changes on cash and cash equivalents	(1,830)	2,214	(122)
Net increase in cash and cash equivalents	230	31,969	3,779
Cash and cash equivalents at beginning of year	58,850	26,881	23,102

Cash and cash equivalents at end of year	$59,080	$58,850	$26,881

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$23,425	$18,333	$20,499

Income taxes paid during the year	$8,760	$6,157	$2,417

Supplemental Disclosure of Non-Cash Flow Information:
Additions to property and equipment (not included above)	$5,371	$1,332	$2,632

Acquisition of intangibles and other assets (not included above)	$29,125	$—	$—

Repurchase of common stock (not included above)	$—	$—	$1,190

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	General Information and Summary of Significant Accounting Policies

Organization and Business Activity. Elizabeth Arden, Inc. (the “Company” or “our”) is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 120 countries internationally.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company’s wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Acquisitions. In May 2012, the Company acquired the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC (“New Wave”). In June 2012, the Company also acquired the global licenses and certain assets, including inventory related to the Justin Bieber and Nicki Minaj fragrance brands from Give Back Brands LLC (“Give Back Brands”). See Note 11. For ease of reference in these Notes to Consolidated Financial Statements, the asset acquisitions from New Wave and Give Back Brands are referred to herein, on a collective basis, as the “2012 Acquisitions”.

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

Revenue Recognition. Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectability of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances, which are granted to certain of the Company’s customers and are subject to the Company’s authorization and approval. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2012, 2011 and 2010, one customer accounted for an aggregate of 13%, 14% and 15%, respectively, of the Company’s net sales.

Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as their functional currency are translated at year-end rates of exchange, while sales and expenses are translated at weighted average rates of exchange. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other accumulated comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in net unrealized losses of $5.6 million for the year ended June 30, 2012, net unrealized gains of $8.4 million for the year ended June 30, 2011 and net unrealized losses of $0.4 million for the year ended June 30 2010. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries’ statements of operations. Such net losses totaled $4.2 million, $0.9 million, $4.0 million, in the years ended June 30, 2012, 2011 and 2010, respectively.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. See Note 5.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Indefinite-Lived and Long-Lived Assets. Goodwill and intangible assets with indefinite lives are not amortized, but rather assessed for impairment at least annually. An annual impairment assessment is performed during the Company’s fourth fiscal quarter or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangible assets may not fully be recoverable. The Company adopted the updated guidance to Topic 350, Intangibles- Goodwill and Other, issued by the Financial Accounting Standards Board (“FASB”), for its annual impairment assessment that was performed during the fourth quarter of fiscal year 2012. The updated guidance simplifies how an entity assesses goodwill for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment assessment. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Adoption of the updated guidance did not have a material impact on the Company’s consolidated financial statements or disclosures. Should a goodwill impairment assessment be necessary, there is a two step process for impairment assessing of goodwill. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. See Note 7.

Long-lived assets are reviewed for impairment upon the occurrence of specific triggering events. The impairment assessment is based on a comparison of the carrying value of such assets against the undiscounted future cash flows expected to be generated by such assets. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. No such adjustments were recorded for the years ended June 30, 2012, 2011 and 2010. See Note 7.

Leases. The Company leases distribution equipment, office and computer equipment, and vehicles. The Company reviews all of its leases to determine whether they qualify as operating or capital leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

Debt Issuance Costs. Debt issuance costs and transaction fees, which are associated with the issuance of senior notes, the revolving credit facility and term loan (see Note 8), are being amortized and charged to interest expense over the term of the related notes or the term of the credit facility or term loan. In any period in which the senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed. In addition, termination costs related to interest rate swaps are amortized to interest expense over the remaining life of the related notes. See Note 9.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Advertising and Promotional Costs. Advertising and promotional costs paid directly to customers for goods and services provided (primarily co-op advertising and certain direct selling costs) are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs include promotions, direct selling, co-op advertising and media placement. Advertising and promotional costs for the years ended June 30, 2012, 2011 and 2010 were as follows:

	Year Ended June 30,
(Amounts in millions)	2012	2011	2010
Advertising and promotional costs	$353.1	$332.8	$324.1

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

Hedge Contracts. The Company has designated each foreign currency contract entered into as of June 30, 2012, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the consolidated balance sheet. Gains and losses will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring.

Other Payables and Accrued Expenses. A summary of the Company’s other payables and accrued expenses as of June 30, 2012 and 2011, is as follows:

(Amounts in thousands)	June 30, 2012	June 30, 2011
Accrued employee-related benefits	$28,288	$34,379
Accrued advertising, promotion and royalties	27,774	33,718
Accrued interest	5,819	8,528
Other accruals	49,637	40,921

Total other payables and accrued expenses	$111,518	$117,546

Accumulated Other Comprehensive Income (Loss)/Comprehensive Income. Accumulated other comprehensive income (loss) includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income (loss) items. The Company’s accumulated other comprehensive income (loss) shown on the consolidated balance sheets at June 30, 2012 and June 30, 2011, consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company’s foreign currency contracts, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of accumulated other comprehensive income (loss) as of June 30, 2012, 2011 and 2010, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Cumulative foreign currency translation adjustments	$997	$6,548	$(1,839)
Unrealized hedging gain (loss), net of taxes	169	(1,407)	357

Accumulated other comprehensive income (loss)	$1,166	$5,141	$(1,482)

The Company’s comprehensive income consists of net income, foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company’s foreign currency contracts.

The components of comprehensive income for the years ended June 30, 2012, 2011 and 2010, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Net income	$57,419	$40,989	$19,533
Foreign currency translation adjustments	(5,551)	8,388	(397)
Unrealized hedging gain (loss), net of taxes	1,576	(1,765)	379

Total comprehensive income	$53,444	$47,612	$19,515

Fair Value of Financial Instruments. The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. On January 1, 2012, the Company adopted the new FASB and the International Accounting Standards Board (“IASB”) guidance on fair value measurement and disclosure requirements. This update supersedes most of the guidance in Topic 820, Fair Value Measurements and Disclosures and many of the changes are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards. The changes to Topic 820 did not have a material impact on the Company’s consolidated financial statements or disclosures. The fair value of the Company’s senior notes and all other financial instruments was not materially different than their carrying value as of June 30, 2012, and June 30, 2011. See Note 15.

Share-Based Compensation. All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of restricted stock and restricted stock unit awards is based on the closing price of the Company’s common stock, $.01 par value (“Common Stock”) on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from the Company’s historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.	Net Income Per Share

Basic net income per share is computed by dividing the net income by the weighted average shares of the Company’s outstanding Common Stock. The calculation of net income per diluted share is similar to basic income per share except that the denominator includes potentially dilutive Common Stock, such as stock options and non-vested restricted stock and restricted stock units. The following table represents the computation of net income per share:

	Year Ended June 30,
(Amounts in thousands, except per share data)	2012	2011	2010
Basic
Net income	$57,419	$40,989	$19,533

Weighted average shares outstanding	29,115	27,843	28,017

Net income per basic share	$1.97	$1.47	$0.70

Diluted
Net income	$57,419	$40,989	$19,533

Weighted average basic shares outstanding	29,115	27,843	28,017
Potential common shares - treasury method	996	1,165	772

Weighted average shares and potential diluted shares	30,111	29,008	28,789

Net income per diluted share	$1.91	$1.41	$0.68

The following table shows the number of shares of Common Stock subject to options and restricted stock and restricted stock unit awards that were outstanding for the years ended June 30, 2012, 2011 and 2010, which were not included in the net income per diluted share calculation because to do so would have been anti-dilutive:

	Year Ended June 30,
	2012	2011	2010
Number of shares	—	30,000	1,821,594

NOTE 3.	New Accounting Standards

Comprehensive Income

In June 2011, the FASB issued an update to Topic 220, Comprehensive Income, which will supersede some of the guidance in Topic 220. This update requires companies to present comprehensive income in either one or two consecutive financial statements and eliminates the option under current accounting standards that permits the presentation of other comprehensive income in the statement of changes in equity. Subsequently in December 2011, the FASB issued an additional update to Topic 220 that defers certain disclosure requirements originally included in the June update. In particular, the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income has been deferred. The changes to Topic 220 will be effective for the Company beginning July 1, 2012 and will be applied retrospectively. The changes will not have a material impact on the Company’s consolidated financial statements, although it will require changing the Company’s presentation and disclosure of comprehensive income.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.	Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from uncollectible accounts receivable and estimated sales returns in the ordinary course of business:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Allowance for Bad Debt:
Beginning balance	$6,961	$6,127	$5,340
Provision	418	2,303	3,258
Write-offs, net of recoveries	(1,496)	(1,469)	(2,471)

Ending balance	$5,883	$6,961	$6,127

Allowance for Sales Returns:
Beginning balance	$16,101	$19,568	$12,246
Provision(1)	57,121	57,398	65,582
Actual returns	(56,674)	(60,865)	(58,260)

Ending balance	$16,548	$16,101	$19,568

(1)	The decrease in fiscal 2011 compared to fiscal 2010, was primarily due to certain product discontinuations in fiscal 2010 in certain North America prestige department stores and specialty beauty stores that had return rights.

NOTE 5.	Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2012(1)	2011
Raw and packaging materials	$55,362	$55,614
Work in progress	19,650	21,996
Finished goods	216,975	168,904

Totals	$291,987	$246,514

(1)	See Note 11 for information on the impact of the 2012 Acquisitions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6.	Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated
(Amounts in thousands)	2012	2011	Life
Land	$64	$64	—
Building and building improvements	907	1,091	40
Leasehold improvements	17,036	17,921	2 - 10
Machinery, equipment, furniture and fixtures and vehicles	17,819	16,975	5 - 14
Computer equipment and software	59,036	57,945	3 - 10
Counters and trade fixtures	72,311	74,855	3 - 5
Tools and molds	23,982	23,526	1 - 3

	191,155	192,377
Less accumulated depreciation	(112,243)	(115,733)

	78,912	76,644
Projects in progress	10,526	6,118

Property and equipment, net	$89,438	$82,762

At June 30, 2012, the Company did not have any property and equipment under capital leases. Total depreciation expense, including depreciation recorded in cost of goods sold, for the years ended June 30, 2012, 2011 and 2010, was as follows:

	Year Ended June 30,
(Amounts in millions)	2012	2011	2010
Depreciation expense	$23.6	$20.9	$18.9

NOTE 7.	Exclusive Brand Licenses, Trademarks and Intangibles, Net and Goodwill

The following summarizes the cost basis, amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2012	Weighted Average Estimated Life	June 30, 2011	Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	Indefinite	$122,415	Indefinite
Exclusive brand licenses and related trademarks(1)	178,555	13	86,755	17
Exclusive brand trademarks and patents(2)	100,313	17	55,832	14
Other intangibles(3)	16,000	20	20,330	17

Exclusive brand licenses, trademarks and intangibles, gross	417,283		285,332
Accumulated amortization:
Exclusive brand licenses and related trademarks	(53,486)		(51,006)
Exclusive brand trademarks and patents	(44,687)		(41,121)
Other intangibles	(4,608)		(8,447)

Exclusive brand licenses, trademarks and intangibles, net	$314,502		$184,758

(1)	The increase from the balance at June 30, 2011, is primarily due to the acquisition of certain license agreements in the 2012 Acquisitions. See Note 11.
(2)	The increase from the balance at June 30, 2011, is primarily due to the acquisition of the Curve and other trademarks in connection with the amendment of the long-term license agreement with Liz Claiborne, Inc. in August 2011. See Note 11.
(3)	Primarily consists of customer relationships, customer lists and non-compete agreements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2012, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at June 30, 2012 did not change from the prior year end balance as the Company did not record any additions or impairments during fiscal 2012.

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. Goodwill and intangible assets with indefinite lives, such as the Company’s Elizabeth Arden trademarks, are not amortized, but rather assessed for impairment at least annually. An annual impairment assessment is performed during the fourth quarter of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangibles may not fully be recoverable. During the quarter ended June 30, 2012, the Company adopted the updated guidance in Topic 350 and also completed the Company’s annual impairment assessment of goodwill using the qualitative assessment under Topic 350. The analysis indicated that no impairment adjustment was required.

During the quarter ended June 30, 2012, the Company completed its annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these assets, the Company considered the income approach for the Elizabeth Arden trademarks. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. Similarly, no such adjustments for impairment of other intangible assets or goodwill were recorded for the fiscal years ended June 30, 2012 and 2011.

Due to the ongoing uncertainty in capital market conditions, the Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets.

Amortization expense for the years ended June 30, 2012, 2011 and 2010, was $10.4 million, $8.9 million and $9.6 million, respectively. At June 30, 2012, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	2013	2014	2015	2016	2017
Amortization expense	$19.0	$18.3	$17.8	$17.2	$15.9

NOTE 8.	Short-Term Debt

The Company has a $300 million revolving bank credit facility (“the Credit Facility”) with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions. In connection with the amendment of the Credit Facility in January 2011, the Company recorded a $0.1 million debt extinguishment charge in fiscal 2011 and incurred and capitalized approximately $2.3 million of bank related costs in debt financing costs, net, on the consolidated balance sheet, which are being amortized over the life of the Credit Facility. The Credit Facility was further amended in June 2012 to allow for the contingent consideration that may become payable with respect to the acquisition of certain assets of Give Back Brands and to allow for the second lien term loan further described below. See Note 11. The Credit Facility expires in January 2016.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company’s average borrowing base capacity for each of the quarters during fiscal 2012 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2012.

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

At June 30, 2012, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. For both the fiscal years ended June 30, 2012 and 2011, the weighted average annual interest rate on borrowings under the Credit Facility was 2.2%.

At June 30, 2012, the Company had $89.2 million in borrowings and $4.4 million in letters of credit outstanding under the Credit Facility, compared with no outstanding borrowings under the Credit Facility at June 30, 2011. At June 30, 2012, based on eligible accounts receivable and inventory available as collateral, an additional $51.5 million could be borrowed under the Credit Facility.

In connection with the 2012 Acquisitions, and to take advantage of favorable interest rates and provide the Company with additional financial flexibility, on June 12, 2012, the Company entered into a second lien credit agreement with JPMorgan Chase Bank, N.A. providing the Company with the ability to borrow up to $30 million on or prior to July 2, 2012 (the “Second Lien Term Loan”) . On July 2, 2012, the Company borrowed $30 million under the Second Lien Term Loan and used the proceeds to repay amounts under the Credit Facility.

The Second Lien Term Loan is collateralized by a second priority lien on all of the Company’s U.S. accounts receivable and inventories, and the interest on borrowings charged under the Second Lien Term Loan is either LIBOR plus an applicable margin of 3.75% or the base rate specified in the term loan (which is comparable to prime rates) plus a margin of 2.75%. The term loan matures on July 2, 2014, but the Company has the option to prepay all or a portion of the Second Lien Term Loan anytime on or after February 1, 2013, provided the borrowing availability under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Term Loan as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.	Long-Term Debt

The Company’s long-term debt consisted of the following:

(Amounts in thousands)	June 30, 2012	June 30, 2011
7 3/8% Senior Notes due March 2021	$250,000	$250,000

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% Senior Notes due March 2021 (the “7 3/8% Senior Notes”). Interest on the 7 3/8% Senior Notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% Senior Notes rank pari passu in right of payment to indebtedness under the Credit Facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Credit Facility and the Second Lien Term Loan to the extent of the collateral securing the Credit Facility and the Second Lien Term Loan. The indenture applicable to the 7 3/8% Senior Notes generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its Common Stock or redeem subordinated indebtedness. The indenture generally limits the Company’s ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the indenture). The 7 3/8% Senior Notes initially will not be guaranteed by any of the Company’s subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million.

The proceeds from the issuance of the 7 3/8% Senior Notes were used to fund the purchase or redemption of the 7 3/4% Senior Subordinated Notes, as well as the fees and expenses related to the offering of the 7 3/8% Senior Notes, the tender offer and the January 2011 amendment to the Credit Facility, and to reduce borrowings under the Credit Facility. In connection with the purchase and redemption of the 7 3/4% Senior Subordinated Notes, the Company recorded a $6.4 million debt extinguishment charge in fiscal 2011. The debt extinguishment charge consisted of (i) $3.3 million in redemption premiums, previously recorded in debt financing costs on the consolidated balance sheet, (ii) $1.8 million in unamortized costs, previously recorded in debt financing costs on the consolidated balance sheet, (iii) $1.1 million in unamortized swap termination costs, previously recorded in long-term debt on the consolidated balance sheet, and (iv) $0.2 million of other costs. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related costs in debt financing costs, net, on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

The scheduled maturities and redemptions of long-term debt at June 30, 2012 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2013 through 2020	$—
2021	250,000
After 2021	—

Total	$250,000

NOTE 10.	Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miramar, Florida, Stamford, Connecticut, Bentonville, Arkansas, Minneapolis, Minnesota and New York, New York in the United States, and in Australia, Canada, China, Denmark, France, Italy, New Zealand Puerto Rico, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom. As of June 30, 2012, the Company has operating leases, but does not have any capital lease arrangements. The Company has a leased distribution facility in Roanoke, Virginia and a leased warehouse facility in Salem, Virginia. The Company’s rent expense for operating leases for the years ended June 30, 2012, 2011 and 2010, was as follows:

	Year Ended June 30,
(Amounts in millions)	2012	2011	2010
Rent expense	$22.3	$20.6	$20.2

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company’s aggregate minimum lease payments under its operating leases and other long-term liabilities (other than long-term debt) at June 30, 2012, were as follows:

(Amounts in thousands)	Operating Leases	Other Long-term Obligations(1)	Total
2013	$16,372	$4,960	$21,332
2014	14,849	13,208	28,057
2015	12,904	13,208	26,112
2016	11,357	—	11,357
2017	8,612	—	8,612
and thereafter	22,582	—	22,582

Total	$86,676	$31,376	$118,052

(1)	Includes: (i) the contingent consideration which may become payable to Give Back Brands if certain sales targets are met (see Note 11), but (ii) excludes $4.9 million of gross unrecognized tax benefits that, if not realized, would result in cash payments. The Company cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due.

The Company is a party to a number of legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company’s cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company’s management believes that the outcome of such actions, proceedings, audits, claims and disputes will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition or cash flows.

NOTE 11.	Acquisitions

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

In May 2012, the Company acquired the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave. Prior to the acquisition, the Company had been acting as a distributor of the Ed Hardy, True Religion and BCBGMAXAZRIA fragrances to certain mid-tier and mass retailers in North America. The total cost of the acquisition was $60.1 million, including $19.8 million for the purchase of inventory, of which $58.1 million has been paid in cash and up to an additional $2 million may be due on January 31, 2013, subject to certain post-closing adjustments. This transaction was accounted for as a business combination.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The table below summarizes the allocation of the purchase price to the assets acquired:

(Amounts in thousands)
Assets Acquired/Liabilities Assumed	Amount
Intangible assets(1)	$40,000
Inventory	19,847
Other assets	263

Total consideration allocated(2)	$60,110

(1)	The intangible assets represent the exclusive brand licenses for the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands and will be amortized over a useful life of approximately 11 years, 6 years and 9 1/2 years, respectively.
(2)	Amount includes $2 million of cash that may be due on January 31, 2013, subject to certain post-closing adjustments.

In June 2012, the Company also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands. In connection with the acquisition, the Company paid Give Back Brands $26.5 million in cash, including $3.6 million for inventory. In addition, the Company agreed to pay Give Back Brands up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over the three-year period from July 1, 2012 through June 30, 2015. This transaction was accounted for as a business combination.

The table below summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

(Amounts in thousands)
Assets Acquired/Liabilities Assumed	Amount
Intangible assets(1)	$54,992
Inventory	3,647
Other assets	3,473
Current liabilities	(13,422)
Long-term liabilities	(22,165)

Total consideration allocated	$26,525

(1)	The intangible assets primarily represent the exclusive brand licenses for the Justin Bieber and Nicki Minaj fragrance brands and will be amortized over a useful life of approximately 8 1/2 years and 9 1/3 years, respectively.

In allocating the purchase price for both acquisitions, the Company considered, among other factors, the Company’s intention for future use of the acquired licenses as well as estimates of future performance for each of the individual brands. The fair values of the acquired licenses were calculated primarily using (i) an income approach with estimates and assumptions provided by management, and (ii) discount rates which reflect the risk associated with receiving future cash flows.

During the year ended June 30, 2012, the Company also paid an aggregate of $0.6 million for license agreements for a cosmetic formula and patent. Upon the achievement of certain sales targets, the Company will be required to pay an additional $0.5 million and will acquire the formula under one of the agreements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12.	Income Taxes

Income before income taxes consisted of the following for the fiscal years ended June 30, 2012, 2011 and 2010:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Domestic	$16,964	$5,887	$222
Foreign	56,548	43,739	22,604

Total income before income taxes	$73,512	$49,626	$22,826

The components of the provision for income taxes for the fiscal years ended June 30, 2012, 2011 and 2010, are as follows:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Current income taxes
Federal	$—	$(493)	$302
State	148	557	371
Foreign	8,651	6,454	4,616

Total current provision	$8,799	$6,518	$5,289

Deferred income taxes
Federal	$5,779	$2,200	$(797)
State	384	1,025	572
Foreign	1,131	(1,106)	(1,771)

Total deferred provision	7,294	2,119	(1,996)

Total	$16,093	$8,637	$3,293

The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Year Ended June 30,
	2012		2011		2010
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rates	$25,729	35.0%	$17,369	35.0%	$7,989	35.0%
State taxes, net of federal benefits	526	0.7	714	1.5	404	1.8
Tax on foreign earnings at different rates from statutory rates	(9,590)	(13.0)	(8,664)	(17.5)	(4,540)	(19.9)
Research and development and foreign tax credits	(579)	(0.8)	(1,291)	(2.6)	(616)	(2.7)
Change in U.S. and foreign valuation allowance	10	—	(292)	(0.6)	(525)	(2.3)
Other	(3)	—	801	1.6	581	2.5

Total	$16,093	21.9%	$8,637	17.4%	$3,293	14.4%

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2012	2011
Deferred tax assets
Accrued expenses	$16,734	$17,734
Accounts receivable	652	—
Stock-based compensation	4,873	7,248
Net operating loss carryforwards	25,115	25,460
Inventory	6,860	6,546
Contingent liabilities	10,850	—
Research and development tax incentives, foreign tax credits, alternative minimum tax and other tax credits	10,581	9,382
Other	4,673	5,426

Gross deferred tax assets	$80,338	$71,796

Accounts receivable	$—	$(502)
Property, plant and equipment	(6,847)	(6,504)
Intangible assets	(50,081)	(33,635)
Other	(3,962)	(3,636)

Gross deferred tax liabilities	(60,890)	(44,277)

Valuation allowances	(325)	(315)

Total net deferred tax assets	$19,123	$27,204

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	As of June 30,
(Amounts in thousands)	2012	2011
Current net deferred tax assets	$37,669	$34,291
Non-current net deferred tax liabilities	(18,546)	(7,087)

Total net deferred tax assets	$19,123	$27,204

At June 30, 2012, the Company’s consolidated balance sheet includes gross deferred tax assets of $25.1 million from net operating losses, comprised of $18.1 million and $6.2 million of U.S. federal and state net operating losses, respectively, and $0.8 million of foreign net operating losses. The need for a valuation allowance against domestic deferred tax assets was considered. The Company is in a domestic cumulative taxable loss position for the three-year period ended June 30, 2012, which is considered significant evidence indicating that the Company may not be able to realize some portion or all of these deferred taxes in the future. However, the Company believes, based on the weight of all available evidence, that it is more likely than not that it will generate sufficient domestic taxable income to realize the domestic net operating loss carryforwards before they expire. This conclusion considers available evidence, both positive and negative, including the Company’s past operating results and forecast of future taxable income. In determining future taxable income, assumptions utilized include the anticipated amount of pre-tax domestic operating income and enacted tax rates. The Company concluded that the positive evidence supporting the realizability of the domestic deferred tax assets was sufficient, without having to assume the use of potentially available feasible and prudent tax planning strategies. The assumptions utilized in forecasting pre-tax income are based on historical data and expected business cycles. The domestic losses were generated in fiscal years 2008 and 2009 and were mainly attributable to expenses associated with the original Liz Claiborne

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

license agreement and charges related to the Company’s Global Efficiency Re-engineering initiative (“Initiative”), and are not considered to be reflective of the core historical earnings of the business. In fiscal 2009, the retail and consumer markets were severely impacted by one of the worst holiday seasons in recent history. The markets have begun to recover, and the Company believes this positive recovery trend will continue and that it will generate pre-tax profits as markets improve. For the year ended June 30, 2012, domestic pre-tax book income was $17 million, which included $4.9 million of inventory-related costs associated with the 2012 Acquisitions. Additionally, the Company has a strong domestic earnings history, including domestic pre-tax book income in fiscal years 2005 through 2007 and 2010 through 2011 ranging from $7.6 million to $28.8 million and $0.2 million to $5.9 million, respectively. These earnings were based on a consistent business model of selling fragrances and cosmetics with strong brand recognition. The Company also anticipates that improved pre-tax operating income will continue to result from improved gross margins due to its ongoing strategic and operating initiatives.

At June 30, 2012, the Company had U. S. federal operating loss carryforwards of $71 million that will begin to expire on June 30, 2024. The Company had state and local net operating loss carryforwards of $101.3 million that will expire as follows: approximately $0.2 million at June 30, 2013, $1.4 million at June 30, 2014, $12.8 million during the period from 2015 to 2018, and $86.9 million in 2019 and thereafter. An equivalent amount of federal and state taxable income would need to be generated in order to fully realize the U. S. federal and state net deferred tax assets before their expiration. In contrast to the U.S. Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount or have suspended the utilization of net operating losses for a specific period of time. As a result, in these states the Company’s net operating loss carryforwards are significantly higher than the federal net operating loss carryforward. To the extent that the Company does not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. The state and local net operating loss carryforwards have an effective tax rate of approximately 5.0%. The Company believes that, based on its projections of future taxable income in its domestic jurisdictions, it will realize these net operating losses before they expire.

At June 30, 2012, the Company had foreign net operating loss carryforwards of approximately $3.8 million that will begin to expire in fiscal year 2013. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of foreign taxable income would need to be generated in order to fully realize the foreign net operating loss carryforwards. However, due to the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in certain jurisdictions, and the near-term expiration of certain foreign net operating loss carryforwards, as of June 30, 2012, the Company has recorded a valuation allowance of approximately $0.3 million related to these foreign net operating loss carryforwards.

In evaluating the need for a valuation allowance, the Company estimates future taxable income based on management approved forecasts. This process requires significant judgment by management about matters that are by their nature uncertain. If future events differ significantly from the Company’s current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on its results of operations and financial condition. The Company will continue to monitor and update its assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

The Company has not provided for taxes on approximately $270 million of undistributed earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets relating to tax benefits of employee stock option awards have been reduced to reflect stock option exercises during the year ended June 30, 2012. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, windfall gross tax benefits of $13.7 million are not reflected in deferred tax assets. The deferred tax assets will be recognized with an offset to additional paid-in capital as the windfall reduces current taxes payable.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2012, the total amount of gross unrecognized tax benefits was $6.6 million. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2012, 2011 and 2010 was as follows:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010

Beginning balance	$4,837	$5,817	$6,725
Additions based on tax positions related to the current year	1,654	92	106
Additions for tax positions of prior years	70	27	—
Reductions for tax positions of prior years	—	(138)	—
Reductions due to closure of foreign tax audits	—	(932)	—
Reductions due to lapse of applicable statute of limitations	—	—	(994)

Gross balance	6,561	4,866	5,837
Interest and penalties	—	(29)	(20)

Ending balance	$6,561	$4,837	$5,817

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company’s U.S. federal tax return years remains open for the year ended June 30, 2008 and subsequent fiscal years. The Internal Revenue Service (“IRS”) began an examination of the Company’s U.S. federal tax returns for the years ended June 30, 2008 and June 30, 2009 during fiscal year 2011. The Company expects that it will likely receive a Notice of Proposed Adjustment from the IRS in the next 60 to 90 days and that it will relate primarily to transfer pricing matters. The issues currently under discussion with the IRS are similar to those that have resulted in material proposed assessments against other companies, and the IRS may propose an adjustment in an amount that may be material to the Company’s consolidated statements of operations in the period in which resolved unless resolved favorably to the Company. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome of the examination, including any subsequent protest or appeals process, will not have a material adverse effect on the Company’s business, prospects, financial condition or cash flows. The year ended June 30, 2004 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2006 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.

NOTE 13.	Repurchases of Common Stock

On November 2, 2010, the Company’s board of directors authorized the repurchase of an additional $40 million of Common Stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. On August 7, 2012, the Company’s board of directors approved an extension of the stock repurchase program through November 30, 2014.

As of June 30, 2012, the Company had repurchased 4,029,201 shares of Common Stock on the open market under the stock repurchase program, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the fiscal year ended June 30, 2012, there were no share repurchases.

During the first quarter of fiscal 2011, the Company paid approximately $1.2 million for the settlement of shares of Common Stock that were repurchased at the end of fiscal 2010 under the above discussed repurchased program.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

At June 30, 2012, the Company had three active stock incentive plans, one for the benefit of non-employee directors of the Company’s Board of Directors (the “Board”), the 2004 Non-employee Director Stock Option Plan (the “2004 Director Plan”), and two for the benefit of eligible employees and independent contractors (the 2004 Stock Incentive Plan and the 2010 Stock Award and Incentive Plan). In addition, as of June 30, 2012, stock options granted under the Company’s 1995 Stock Option Plan, 1995 Non-Employee Director Plan and 2000 Stock Incentive Plan were still outstanding and restricted stock granted under the 2000 Stock Incentive Plan was still outstanding. The 1995 Stock Option Plan and the 2000 Stock Incentive Plan have expired by their terms and no further awards will be granted under the 1995 Stock Option Plan or the 2000 Stock Incentive Plan. The 2004 Director Plan replaced the 1995 Non-Employee Director Plan, and no further grants of stock options will occur under the 1995 Non-Employee Director Plan. All six plans were adopted by the Board and approved by the Company’s shareholders.

The 2004 Stock Incentive Plan (the “2004 Incentive Plan”) authorizes the Company to grant awards with respect to a total of 2,700,000 shares of Common Stock. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants is equal to the closing price of the Common Stock on the date of grant. At June 30, 2012, 19,735 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

The 2004 Director Plan authorizes the Company to grant non-qualified stock options for up to 350,000 shares of Common Stock to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director an option to purchase shares of Common Stock in such amount as the Board determines based on a competitive review of comparable companies. Each option granted under the 2004 Director Plan on an annual shareholders meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date, unless exercisability of the option is accelerated due to death, disability or retirement in good standing at or after age 70. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will equal the closing price of the Common Stock on the date of grant. At June 30, 2012, 103,400 shares of Common Stock remained available for grant under the 2004 Director Plan.

The 2010 Stock Award and Incentive Plan (the “2010 Plan”) authorizes the Company to grant awards with respect to a total of 1,100,000 shares of Common Stock of which a maximum of 550,000 shares may be awarded as full value awards. A full value award is any award other than a stock option or stock appreciation right, which is settled by the issuance of shares. The stock options awarded under the 2010 Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants is equal to the closing price of the Common Stock on the date of grant. At June 30, 2012, 1,008,900 shares of Common Stock remained available for grant under the 2010 Plan, of which 523,500 shares can be issued as full value shares.

For the years ended June 30, 2012, 2011 and 2010, total share-based compensation expense charged against income for all stock plans was as follows:

	Year Ended June 30,
(Amounts in millions)	2012	2011	2010
Stock options	$1.5	$1.8	$2.2
Employee stock purchase plan	0.8	0.6	0.5
Restricted stock/restricted stock units	2.8	2.5	2.1

Total share-based compensation expense	$5.1	$4.9	$4.8

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The tax benefit related to the compensation cost charged to income for the years ended June 30, 2012, 2011 and 2010, was approximately $1.1 million, $0.9 million and $0.7 million, respectively.

As of June 30, 2012, there were approximately $5.4 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s share-based compensation plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

Stock Options

On August 6, 2012, the compensation committee of the Board approved the grant to certain employees of stock options to purchase shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2013, 2014 and 2015, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The stock option grants are expected to be effective on August 13, 2012, the second business day after the Company’s financial results for the fiscal year ending June 30, 2012 are scheduled to be publicly announced (the “2012 Equity Grant Date”), and will have a total aggregate compensation amount of approximately $1.5 million. The closing price of the common stock on the effective date of grant will be used to establish (i) the exercise price, and (ii) the total number of stock options to be granted based on the Black-Scholes option model.

Year Ended June 30, 2012. On August 15, 2011, the Board granted to employees stock options for 95,500 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2012, 2013 and 2014, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $31.78 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $14.51 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

On November 9, 2011, the date of the Company’s 2011 annual shareholders meeting, the Company granted stock options for an aggregate of 24,000 shares of Common Stock to six non-employee directors under the Company’s 2004 Director Plan. All of the stock options granted on November 9, 2011, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $33.19 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant date fair value of options granted was $14.93 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	2,314,949	$17.14	3,469,284	$16.36	3,310,627	$16.74
New grants	119,500	32.06	211,300	17.00	324,000	9.79
Exercised	(484,426)	14.80	(1,353,435)	15.09	(154,993)	10.26
Canceled/Expired	(14,000)	14.35	(12,200)	22.12	(10,350)	23.56

Ending outstanding options	1,936,023	$18.67	2,314,949	$17.14	3,469,284	$16.36

Exercisable at end of period	1,536,448	18.44	1,747,007		2,784,491

Weighted average fair value per share of options granted during the year		$14.60		$7.58		$4.32

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.33 – $15.00	626,105	5.1	$12.08	500,101	4.5	$12.53
$15.01 – $20.00	499,768	6.5	$17.97	385,297	6.0	$18.51
$20.01 – Over	810,150	4.6	$24.18	651,050	3.5	$22.95

	1,936,023	5.3	$18.67	1,536,448	4.5	$18.44

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options is as follows:

	Year Ended June 30,
(Amounts in millions)	2012	2011	2010
Stock options outstanding and exercisable at end of period	$31.3	$19.1	$2.5
Stock options exercised during fiscal year (based on average price during the period)	9.9	12.0	1.0

The weighted-average grant-date fair value of options granted during the years ended June 30, 2012, 2011 and 2010, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2012	2011	2010
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	58.0%	56.0%	55.0%
Risk-free interest rate	1.29-1.91%	1.68-2.22%	2.22-2.45%
Expected life of options in years	4	4	4

Employee Stock Purchase Plan. Through November 30, 2011, the Company had an Employee Stock Purchase Plan (the “2002 ESPP”) under which employees in certain countries were permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On November 30, 2011, purchases of Common Stock occurred under this plan for 39,063 shares. The 2002 ESPP terminated on November 30, 2011 at the conclusion of the last offering under the 2002 ESPP.

On August 9, 2011, the Board approved the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) because the shares of Common Stock available under the 2002 ESPP were soon to be exhausted. The 2011 ESPP authorizes the issuance of up to 1,000,000 shares of Common Stock under terms and conditions that are, in all material respects, the same as those in the 2002 ESPP. The 2011 ESPP was approved by the Company’s shareholders at the Company’s 2011 annual shareholders meeting in November 2011, and became effective on December 1, 2011. On May 30, 2012 purchases of Common Stock occurred under this plan for 35,224 shares. The next purchase under the 2011 ESPP will be consummated on November 30, 2012.

Restricted Stock/Restricted Stock Units

On August 6, 2012, the compensation committee of the Board approved the grant to certain employees of service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2013, 2014 and 2015 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The restricted stock unit grants are expected to be effective on the 2012 Equity Grant Date, and will have a total aggregate compensation amount of approximately $3.6 million. The number of restricted stock units granted will be based on the closing price of the Company’s common stock on the effective date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

On August 6, 2012, the compensation committee of the Board also approved the grant of performance-based restricted stock units to the chief executive officer having a compensation value of approximately $0.9 million, effective on the 2012 Equity Grant Date. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting will be determined based on the Company’s achievement of specified earnings per share and revenue targets for the fiscal year ending June 30, 2013. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2013, June 30, 2014 and June 30, 2015 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The closing price of the common stock on the 2012 Equity Grant Date will be used to establish the specific number of performance-based restricted stock units that will be granted to the chief executive officer.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Year Ended June 30, 2012. On August 15, 2011, the Board granted to employees 98,300 service-based restricted stock units. The service-based restricted stock units vest in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2012, 2013 and 2014 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was based on the closing price of the Company’s common stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2011. On November 2, 2010, 26,500 shares of service-based restricted stock were granted to employees of the Company. The grant of service-based restricted stock was originally approved on August 9, 2010 by the compensation committee of the Board, subject to shareholder approval of the 2010 Plan at the November 1, 2010 annual shareholders meeting and filing of a registration statement on Form S-8 relating to the Plan. The service-based restricted stock vests in equal thirds on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2011, 2012 and 2013 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The service-based restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the vesting period.

On August 16, 2010, the Board granted to employees 146,400 shares of service-based restricted stock. The service-based restricted stock vests in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2011, 2012 and 2013 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock granted was based on the closing price of the Company’s Common Stock on the date of grant. The service-based restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2010. On August 17, 2009, the Board granted to employees 259,200 shares of service-based restricted stock. The service-based restricted stock vests in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2010, 2011 and 2012 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock granted was based on the closing price of the Company’s Common Stock on the date of grant. The service-based restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

A summary of the Company’s restricted stock and restricted stock unit activity for the year ended June 30, 2012, is presented below:

Restricted Stock	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2011	495	$14.86
Granted	—	$—
Vested	(182)	$13.73
Forfeited/Cancelled	(111)	$18.88

Non-vested at June 30, 2012	202	$13.66

Restricted Stock Units	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2011	—	$—
Granted	98	$31.78
Vested	—	$—
Forfeited/Cancelled	—	$—

Non-vested at June 30, 2012	98	$31.78

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 15.	Fair Value Measurements

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -	Unobservable inputs based on the Company’s own assumptions

At June 30, 2012 and 2011, the estimated fair value of the Company’s 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	June 30, 2012	June 30, 2011
7 3/8% Senior Notes due March 2021 (Level 2)	$271,875	$260,625

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

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2012 and 2011:

(Amounts in thousands)	June 30, 2012		June 30, 2011
	Asset	Liability	Asset	Liability
Level 1	$—	$—	$—	$—
Level 2	586	382	—	1,978
Level 3	—	—	—	—

Total	$586	$382	$—	$1,978

See Note 16 for a discussion of the Company’s foreign currency contracts.

Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of June 30, 2012, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 16.	Derivative Financial Instruments

The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company’s risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of the Company’s foreign subsidiaries’ revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also enters into cash flow hedges for a portion of its forecasted inventory purchases to reduce the exposure of its Canadian and Australian subsidiaries’ cost of sales to such fluctuations as well as cash flow hedges for a portion of its subsidiaries’ forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company’s derivative

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows.

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries’ revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders’ equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2012, 2011, or 2010 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of June 30, 2012, the Company had notional amounts of 13.1 million British pounds and 6.0 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between July 31, 2012 and May 31, 2013.

Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company’s Canadian and Australian subsidiaries or operating costs of the Company’s Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders’ equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2012, 2011 or 2010 relating to foreign currency contracts used to hedge forecasted cost of sales or operating costs resulting from hedge ineffectiveness. As of June 30, 2012, the Company had notional amounts under foreign currency contracts of (i) 10.7 million Canadian dollars and 12.1 million Australian dollars used to hedge forecasted cost of sales, and (ii) 18.2 million Swiss francs to hedge forecasted operating costs that expire between July 31, 2012 and May 31, 2013.

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company’s foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the year ended June 30, 2012, the Company recorded a credit of $0.4 million in selling, general and administrative expenses related to these contracts. For the years ended June 30, 2011 and 2010, the Company recorded a charge of $3.2 million and a credit of $1.3 million, respectively, in selling, general and administrative expenses related to these contracts. As of June 30, 2012, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2012, 2011 and 2010 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges
Balance Sheet Location	June 30, 2012	June 30, 2011

Other assets	$586	$—

Other payables	$382	$1,978

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Gain (Loss) Recognized on Derivatives in Other Comprehensive Income, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Currency Contracts - Sales	$293	$(481)	$745
Currency Contracts - Cost of Sales	1,428	(1,284)	(366)
Currency Contracts - Selling, General and Administrative Expenses	(145)	—	—

Total	$1,576	$(1,765)	$379

(Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Currency Contracts - Sales(1)	$391	$(975)	$766
Currency Contracts - Cost of Sales(2)	(1,284)	(2,199)	(662)
Currency Contracts - Selling, General and Administrative Expenses(3)	19	—	—

Total	$(874)	$(3,174)	$104

(1)	Recorded in net sales on consolidated statements of income.
(2)	Recorded in cost of sales on consolidated statements of income.
(3)	Recorded in selling, general and administrative expenses on consolidated statements of income.

NOTE 17.	Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2012		March 31, 2012	December 31, 2011	September 30, 2011
Net sales	$265,534		$239,279	$429,926	$303,534
Gross profit	129,690	(1)	119,592	217,313	142,436
Income from operations	8,843	(1)	7,365	61,792	17,271
Net income	3,625		2,191	42,371	9,232
Income per common share:
Basic	$0.12	(1)	$0.08	$1.46	$0.32
Diluted	$0.12	(1)	$0.07	$1.42	$0.31

(1)	For the year ended June 30, 2012, gross profit and income from operations include (i) $4.5 million of inventory–related costs primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC, prior to the asset acquisitions from those companies, and (ii) $0.4 million for product discontinuation charges. Income from operations also includes (i) $1.4 million in license termination costs and $0.8 million in transaction costs associated with the 2012 Acquisitions. For the year ended June 30, 2012, inventory-related costs and transaction costs for the 2012 acquisitions, as well as product discontinuation charges and license termination costs reduced both basic and fully diluted earnings per share $0.17 and $0.16, respectively.

	Fiscal Quarter Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Net sales	$253,750	$231,296	$405,633	$284,821
Gross profit	120,175	114,475	193,219	128,408
Income (loss) from operations	9,420	5,516	50,340	12,299
Net income (loss)	5,395	(3,251)	33,958	4,887
Income (loss) per common share:
Basic	$0.19	$(0.12)	$1.24	$0.18
Diluted	$0.18	$(0.12)	$1.19	$0.17

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 18.	Segment Data And Related Information

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

At June 30, 2012, the Company’s operations are organized into the following two operating segments, which also comprise the Company’s reportable segments:

•

North America - The North America segment sells the Company’s portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company’s global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons, which are owned and operated by an unrelated third party that licenses the Elizabeth Arden and Red Door trademarks from the Company for use in its salons.

•

International - The International segment sells the Company’s portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 120 countries outside of North America to perfumeries, boutiques, department stores, travel retail outlets and distributors.

In light of the repositioning of the Elizabeth Arden brand and the target for completing the initial roll-out of the repositioning by early October 2012, commencing with the first quarter of fiscal 2013, the Company will disclose financial information relating to the following categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances, in addition to its current segment reporting.

The Chief Executive evaluates segment profit based upon operating income, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in Note 1- “General Information and Summary of Significant Accounting Policies.” The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company’s operating segments is produced for the Chief Executive or included herein.

Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) costs related to the Initiative, which was substantially completed in fiscal 2011, (iii) restructuring costs for corporate operations, and (iv) acquisition-related costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for the fiscal years ending June 30, 2012, 2011 and 2010.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(Amounts in thousands)	Year Ended June 30,
	2012		2011		2010

Segment Net Sales:
North America	$778,407		$756,731		$719,330
International	459,866		418,769		384,447

Total	$1,238,273		$1,175,500		$1,103,777

Segment Profit:
North America	$128,692		$104,013		$92,741
International	13,316		6,420		551

Total	$142,008		$110,433		$93,292

Reconciliation:
Segment Profit	$142,008		$110,433		$93,292
Less:
Depreciation and Amortization	34,054		29,835		28,459
Interest Expense	21,759		21,481		21,885
Consolidation and Elimination Adjustments	5,575		1,854		13,509	(3)
Unallocated Corporate Expenses	7,108	(1)	7,637	(2)	6,613	(4)

Income Before Income Taxes	$73,512		$49,626		$22,826

(1)	Amounts shown for the year ended June 30, 2012 include $4.5 million of inventory–related costs primarily for New Wave and Give Back Brands inventory purchased by us prior to the acquisitions, and $0.8 million in transaction costs associated with such acquisitions, $0.4 million for product discontinuation charges, and $1.4 million of license termination costs.
(2)	Amounts shown for the year ended June 30, 2011 include (i) $6.5 million of debt extinguishment charges, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, (iii) $0.3 million of restructuring expenses related to the Initiative, and (iv) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.
(3)	Amounts for the year ended June 30, 2010, include $5.5 million related to a lower than normal price charged to the North America segment with respect to certain sales of inventory by that segment that were undertaken at the direction of corporate, rather than segment, management.
(4)	Amounts for the year ended June 30, 2010, include (i) $3.9 million of expenses related to the implementation of an Oracle accounting and order processing system, (ii) $1.9 million of restructuring expenses related to the Initiative, (iii) $0.7 million of restructuring expenses not related to the Initiative, and (iv) $0.1 million of debt extinguishment costs.

During the year ended June 30, 2012, the Company sold its products in approximately 120 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland, and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See Item 1A - “Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 16.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company’s consolidated net sales by principal geographic areas and principal classes of products are summarized as follows:

	Year Ended June 30,
(Amounts in thousands)	2012	2011	2010
Net sales:
United States	$718,880	$701,642	$670,321
United Kingdom	71,749	69,922	70,257
Foreign (other than United Kingdom)	447,644	403,936	363,199

Total	$1,238,273	$1,175,500	$1,103,777

Classes of similar products (net sales):
Fragrance	$941,869	$900,289	$854,000
Skin care	226,408	207,125	182,996
Cosmetics	69,996	68,086	66,781

Total	$1,238,273	$1,175,500	$1,103,777

Information concerning consolidated long-lived assets for the U.S. and foreign operations is as follows:

	June 30,
(Amounts in thousands)	2012	2011
Long-lived assets
United States(1)	$385,551	$253,867
Foreign(2)	39,443	34,707

Total	$424,994	$288,574

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Second Lien Term Loan

In connection with the 2012 Acquisitions and to take advantage of favorable interest rates and provide us with additional financial flexibility, on June 12, 2012, we entered into a second lien credit agreement with JP Morgan Chase Bank, N.A. providing us with the ability to borrow up to $30 million on or prior to July 2, 2012.

On July 2, 2012, we borrowed $30 million under the second lien term loan and used the proceeds to repay amounts under the credit facility. The second lien term loan is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories, and the interest on borrowings charged under this second lien term loan is either LIBOR plus an applicable margin of 3.75% or the base rate specified in the second lien term loan (which is comparable to prime rates) plus a margin of 2.75%. The second lien term loan matures on July 2, 2014, but we have the option to prepay all or a portion of the term loan anytime on or after February 1, 2013, provided the borrowing availability under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. JP Morgan Chase Bank, N.A. is the administrative agent and a lender under our credit facility.

Extension of Common Stock Repurchase Program

On August 7, 2012, our board of directors approved an extension of our common stock repurchase program through November 30, 2014. Our common stock repurchase program was set to expire on November 30, 2012. Under the common stock repurchase program, we may, from time to time, purchase shares of our common stock, $.01 par value per share in the open market or in privately negotiated transactions based on such factors as we deem appropriate, including any limitations under our debt agreements. As of June 30, 2012, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Supplemental Code of Ethics for the Directors and Executive and Finance Officers that applies to our directors, our chief executive officer, our chief financial officer, and our other executive officers and finance officers. The full text of this Code of Ethics, as approved by our board of directors, is published on our website, at www.elizabetharden.com, under the section “Corporate-Investor Relations - Corporate Governance - Code of Ethics.” We intend to disclose future amendments to and waivers of the provisions of this Code of Ethics on our website.

The other information required by this item will be contained in the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended June 30, 2012 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements -

		The consolidated financial statements, Report of Management and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 43 and included on pages 44 through 51.

	2.	Financial Statement Schedules -

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated October 27, 2009 (Commission File No. 1-6370)).

4.1	Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.1	Third Amended and Restated Credit Agreement, dated as of January 21, 2011, among Elizabeth Arden, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.2	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated January 23, 2001 (Commission File No. 1-6370)).

10.3*	First Amendment to Third Amended and Restated Credit Agreement dated as of June 12, 2012, among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto.

10.4*	Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A.

10.5	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.6*	Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership.

10.7+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

Exhibit Number	Description

10.8+	2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.9+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.10+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.11+	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10.12+	Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.13+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.14+	Form of Incentive Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.15+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.16+	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.17+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.19+	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.20+	Elizabeth Arden, Inc. Severance Policy, as amended and restated on May 4, 2010 (incorporated herein by reference to Exhibit 10.31 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-6370)).

10.21+	Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.22+	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

Exhibit Number	Description

10.23+	Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.24+	Form of Restricted Stock Agreement for service-based stock awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-6370)).

10.25+	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

12.1*	Ratio of earnings to fixed charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included as part of signature page).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) audited consolidated balance sheets as of June 30, 2012 and June 30, 2011, (ii) audited consolidated statements of income for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, (iii) audited consolidated statements of cash flows for the fiscal years ended June 30, 2012, 2011 and 2010, respectively and (iv) the notes to the audited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of August 2012.

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

Signature	Title	Date

/s/ E. Scott Beattie	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2012
E. Scott Beattie

/s/ Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2012
Stephen J. Smith

/s/ Fred Berens	Director	August 10, 2012
Fred Berens

/s/ Maura J. Clark	Director	August 10, 2012
Maura J. Clark

/s/ Richard C. W. Mauran	Director	August 10, 2012
Richard C.W. Mauran

/s/ William M. Tatham	Director	August 10, 2012
William M. Tatham

/s/ J. W. Nevil Thomas	Director	August 10, 2012
J.W. Nevil Thomas

/s/ A. Salman Amin	Director	August 10, 2012
A. Salman Amin

EXHIBIT INDEX

Exhibit Number	Description

10.3	First Amendment to Third Amended and Restated Credit Agreement, dated as of June 12, 2012, among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto.

10.4	Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A.

10.6	Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document