Form 10-Q
period 2012-09-30
ELIZABETH ARDEN INC
filed 2012-11-09
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2012

Common Stock, $.01 par value per share	29,666,556

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	September 30, 2012	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$35,917	$59,080
Accounts receivable, net	310,098	188,141
Inventories	396,059	291,987
Deferred income taxes	40,783	40,706
Prepaid expenses and other assets	40,306	44,583

Total current assets	823,163	624,497

Property and equipment, net	89,261	89,438
Exclusive brand licenses, trademarks and intangibles, net	309,806	314,502
Goodwill	21,054	21,054
Debt financing costs, net	7,564	7,903
Deferred income taxes	2,195	1,866
Other	12,578	7,494

Total assets	$1,265,621	$1,066,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$214,000	$89,200
Accounts payable - trade	143,369	77,961
Other payables and accrued expenses	125,636	111,518

Total current liabilities	483,005	278,679

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	42,972	56,348

Total long-term liabilities	292,972	306,348

Total liabilities	775,977	585,027

Commitments and contingencies

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,018,754 and 33,788,871 shares issued, respectively	340	338
Additional paid-in capital	342,920	337,740
Retained earnings	219,538	217,354
Treasury stock (4,353,200 shares at cost)	(74,871)	(74,871)
Accumulated other comprehensive income	1,717	1,166

Total shareholders' equity	489,644	481,727

Total liabilities and shareholders' equity	$1,265,621	$1,066,754

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2012	September 30, 2011

Net sales	$344,541	$303,534
Cost of goods sold:
Cost of sales	195,611	159,755
Depreciation related to cost of goods sold	1,531	1,343

Total cost of goods sold	197,142	161,098

Gross profit	147,399	142,436

Operating expenses:
Selling, general and administrative	129,407	118,447
Depreciation and amortization	9,129	6,718

Total operating expenses	138,536	125,165

Income from operations	8,863	17,271

Interest expense, net	6,198	5,262

Income before income taxes	2,665	12,009
Provision for income taxes	481	2,777

Net income	$2,184	$9,232

Net income per common share:
Basic	$0.07	$0.32

Diluted	$0.07	$0.31

Weighted average number of common shares:
Basic	29,417	28,746

Diluted	30,369	29,791

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended

	September 30, 2012	September 30, 2011

Net income	$2,184	$9,232

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	1,222	(6,281)
Net unrealized cash flow hedging (loss) gain (2)	(671)	2,688

Total other comprehensive income (loss), net of tax	551	(3,593)

Comprehensive income	$2,735	$5,639

(1) Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2) Net of tax benefit of $200 for the three months ended September 30, 2012 and tax expense of $900 for the three months ended September 30, 2011.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders' Equity
	Shares	Amount	Capital	Earnings	Shares	Amount	Income

Balance as of July 1, 2012	33,789	$338	$337,740	$217,354	(4,353)	$(74,871)	$1,166	$481,727
Issuance of common stock upon exercise of options	260	2	3,489	--	--	--	--	3,491
Issuance of restricted stock, net of forfeitures	(30)	--	(3,677)	--	--	--	--	(3,677)
Amortization of share-based awards	--	--	1,377	--	--	--	--	1,377
Excess tax benefit from share-based awards	--	--	3,991	--	--	--	--	3,991
Comprehensive Income:
Net Income	--	--	--	2,184	--	--	--	2,184
Foreign currency translation adjustments	--	--	--	--	--	--	1,222	1,222
Net unrealized cash flow hedging loss							(671)	(671)

Total comprehensive income	--	--	--	2,184	--	--	551	2,735

Balance as of September 30, 2012	34,019	$340	$342,920	$219,538	(4,353)	$(74,871)	$1,717	$489,644

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2012	September 30, 2011

Operating Activities:
Net income	$2,184	$9,232
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,660	8,061
Amortization of senior note offering and credit facility costs	340	310
Amortization of share-based awards	1,377	1,220
Deferred income taxes	(2,811)	1,116
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(121,212)	(75,045)
Increase in inventories	(103,693)	(84,002)
Decrease (increase) in prepaid expenses and other assets	4,020	(11,074)
Increase in accounts payable	68,558	54,768
Decrease in other payables, accrued expenses and other liabilities	(982)	(20,281)
Other	298	111

Net cash used in operating activities	(141,261)	(115,584)

Investing Activities:
Additions to property and equipment	(8,866)	(3,934)
Acquisition of businesses, intangibles and other assets	(5,468)	(43,900)

Net cash used in investing activities	(14,334)	(47,834)

Financing Activities:
Proceeds from short-term debt	124,800	137,200
Proceeds from the exercise of stock options	3,491	1,077
Excess tax benefit from share-based awards	4,032	2,427

Net cash provided by financing activities	132,323	140,704

Effect of exchange rate changes on cash and cash equivalents	109	(1,686)
Net decrease in cash and cash equivalents	(23,163)	(24,400)
Cash and cash equivalents at beginning of period	59,080	58,850

Cash and cash equivalents at end of period	$35,917	$34,450

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$560	$454

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the "2012 Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2012 is derived from the financial statements included in the 2012 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME

          The Company's accumulated other comprehensive income shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income were as follows:

(Amounts in thousands)	September 30, 2012	June 30, 2012

Cumulative foreign currency translation adjustments	$2,219	$997
Unrealized hedging (losses) gains, net of taxes (1)	(502)	169

Accumulated other comprehensive income	$1,717	$1,166

(1) Net of tax benefit of $143 as of September 30, 2012 and tax expense of $35 as of June 30, 2012.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2012	September 30, 2011

Basic
Net income	$2,184	$9,232

Weighted average shares outstanding	29,417	28,746

Net income per basic share	$0.07	$0.32

Diluted
Net income	$2,184	$9,232

Weighted average shares outstanding	29,417	28,746

Potential common shares - treasury method	952	1,045

Weighted average shares and potential dilutive shares	30,369	29,791

Net income per diluted share	$0.07	$0.31

The following table shows the number of Common Stock equivalents for the three months ended September 30, 2012 and 2011 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Number of shares	73	145

NOTE 4.    NEW ACCOUNTING STANDARDS

Comprehensive Income

          On July 1, 2012, the Company adopted the updated guidance to Topic 220, Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB"). This update required companies to present comprehensive income in either one or two consecutive financial statements and eliminated the option that permits the presentation of other comprehensive income in the statement of changes in equity. The Company adopted the method of presentation using two consecutive financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment.

          In July 2012, the FASB issued an update to Codification Topic 350, Intangibles, Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value, or impairment, of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is "more likely than not" that the asset is impaired. The changes to Codification Topic 350 will be effective for the Company beginning July 1, 2013 and is not expected to have a material impact on the Company's consolidated financial statements or disclosures. Early adoption is permitted.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2012	June 30, 2012

Raw materials	$59,443	$55,362
Work in progress	23,628	19,650
Finished goods	312,988	216,975

Total	$396,059	$291,987

NOTE 6.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	September 30, 2012	June 30, 2012	June 30, 2012 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	178,589	178,555	13
Exclusive brand trademarks	100,411	100,313	17
Other intangibles (1)	16,000	16,000	20

Exclusive brand licenses, trademarks and intangibles, gross	417,415	417,283

Accumulated amortization:
Exclusive brand licenses and related trademarks	(57,159)	(53,486)
Exclusive brand trademarks	(45,613)	(44,687)
Other intangibles	(4,837)	(4,608)

Exclusive brand licenses, trademarks and intangibles, net	$309,806	$314,502

(1) Primarily consists of customer relationships, customer lists and non-compete agreements.

          At September 30, 2012, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at September 30, 2012 did not change from the prior year end balance as the Company did not record any additions or impairments during the three months ended September 30, 2012.

          Amortization expense was $4.8 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively. At September 30, 2012, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2013	2014	2015	2016	2017

Amortization expense	$14.2	$18.3	$17.8	$17.2	$15.9

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	September 30, 2012	June 30, 2012

Accrued advertising, promotion and royalties	$47,049	$27,774
Accrued employee-related benefits	15,811	28,288
Accrued interest	1,395	5,819
Other accruals	61,381	49,637

Total other payables and accrued expenses	$125,636	$111,518

NOTE 8.    SHORT-TERM DEBT

          The Company has a $300 million revolving bank credit facility ("the Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The credit facility expires in January 2016.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company's average borrowing base capacity during the quarter ended September 30, 2012, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2012.

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

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on an "Applicable Margin" which is determined by reference to a debt service coverage ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the base rate (which is comparable to prime rates). The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.0% higher. The Company is required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the Credit Facility.

          At September 30, 2012, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. For the three months ended September 30, 2012 and 2011, the weighted average annual interest rate on borrowings under the Credit Facility was 2.3% and 2.1%, respectively.

          At September 30, 2012, the Company had $184.0 million in outstanding borrowings and approximately $4.5 million in letters of credit outstanding under the Credit Facility compared with $89.2 million in borrowings and $4.4 million in letters of credit outstanding at June 30, 2012. At September 30, 2012, based on eligible accounts receivable and inventory available as collateral, an additional $111.0 million could be borrowed under the Credit Facility.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          In connection with the 2012 acquisitions of fragrance licenses and certain other assets from New Wave Fragrances LLC and Give Back Brands LLC, and to take advantage of favorable interest rates and provide the Company with additional financial flexibility, on June 12, 2012, the Company entered into a second lien credit agreement with JPMorgan Chase Bank, N.A. providing the Company with the ability to borrow up to $30 million on or prior to July 2, 2012 (the "Second Lien Term Loan"). On July 2, 2012, the Company borrowed $30 million under the Second Lien Term Loan and used the proceeds to repay amounts under the Credit Facility. At September 30, 2012, the Company had $30 million in outstanding borrowings under the Second Lien Term Loan.

          The Second Lien Term Loan is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories, and the interest on borrowings charged under the Second Lien Term Loan is either (i) LIBOR plus an applicable margin of 3.75% or (ii) the base rate specified in the term loan (which is comparable to prime rates) plus a margin of 2.75%. The term loan matures on July 2, 2014, but the Company has the option to prepay all or a portion of the Second Lien Term Loan anytime on or after February 1, 2013, provided the borrowing availability under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Term Loan as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

          In September, 2012, the Company invested $5.5 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment, which is in the form of a secured convertible note bearing interest at 2%, has been accounted for using the cost method and at September 30, 2012, is included in other assets on the unaudited Consolidated Balance Sheet. Under the terms of the agreement with Salon Holdings, the Company will invest an additional $4.2 million by May 1, 2013. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of September 30, 2012, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company's liquidity.

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

          The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax return years remains open for the year ended June 30, 2008 and subsequent fiscal years. The Internal Revenue Service ("IRS") began an examination of the Company's U.S. federal tax returns for the years ended June 30, 2008 ("Fiscal 2008") and June 30, 2009 ("Fiscal 2009") during fiscal year 2011 and, in November 2012, issued a Notice of Proposed Adjustment ("NOPA") for Fiscal 2008 and Fiscal 2009 relating to transfer pricing matters. In the NOPA, the IRS proposes increases to the Company's U.S. taxable income for Fiscal 2008 and Fiscal 2009 totaling approximately $29.1 million of additional taxable income, which could be material to the Company's consolidated statements of operations in the period in which resolved unless resolved favorably to the Company. The Company disagrees with the proposed adjustments and intends to vigorously contest them. If the Company is not able to favorably resolve these proposed adjustments at the IRS examination level, the Company intends to pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome of the examination, including any subsequent protest, appeals or judicial process, will not have a material adverse effect on the Company's financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has $71 million of U.S. federal operating loss carryforwards as of June 30, 2012 which would be utilized to offset any cash flow impact. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits, but it is not possible to determine either the magnitude or range of any increase or decrease at this time.

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

          The Company's long-term debt consists of $250 million aggregate principal amount of its 7 3/8% Senior Notes due 2021 (the "7 3/8% Senior Notes"). At September 30, 2012 and June 30, 2012, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	September 30, 2012	June 30, 2012

7 3/8% Senior Notes due March 2021 (Level 2)	$275,000	$271,875

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012:

(Amounts in thousands)	September 30, 2012		June 30, 2012

	Asset	Liability	Asset	Liability

Level 2	$423	$1,068	$586	$382

Total	$423	$1,068	$586	$382

          See Note 11 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of September 30, 2012, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

          The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of the Company's foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also enters into cash flow hedges for a portion of its forecasted inventory purchases to reduce the exposure of its Canadian and Australian subsidiaries' cost of sales to such fluctuations, as well as cash flow hedges for a portion of its subsidiaries' forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company's derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries' revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2012 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of September 30, 2012, the Company had notional amounts of 17.4 million British pounds and 5.7 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between October 31, 2012 and May 31, 2014.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2012 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of September 30, 2012, the Company had notional amounts under foreign currency contracts of (i) 8.5 million Canadian dollars and 11.7 million Australian dollars used to hedge forecasted cost of sales, and (ii) 26.4 million Swiss francs to hedge forecasted operating costs that expire between October 31, 2012 and May 31, 2014.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three months ended September 30, 2012 and 2011, the Company recorded a loss of $0.5 million and a gain of $1.1 million, respectively in selling, general and administrative expenses related to these contracts. As of September 30, 2012, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three months ended September 30, 2012 or in fiscal 2012 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	September 30, 2012	June 30, 2012

Other assets	$423	$586

Other payables	$1,068	$382

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net (Loss) Gain) Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Currency Contracts - Sales	$(686)	$703
Currency Contracts - Cost of Sales	(476)	2,475
Currency Contracts - Selling, General and Administrative Expenses	339	--

Total (1)	$(823)	$3,178

(1) Net of tax benefit of $0.2 million for the three months ended September 30, 2012 and tax expense of $1.1 million for the three months ended September 30, 2011.

Loss Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Currency Contracts - Sales (1)	$(3)	$(51)
Currency Contracts - Cost of Sales (2)	(96)	(439)
Currency Contracts - Selling, General and Administrative Expenses (3)	(53)	--

Total (4)	$(152)	$(490)

(1) Recorded in net sales on the consolidated statements of income.
(2) Recorded in cost of sales on the consolidated statements of income.
(3) Recorded in selling, general and administrative expenses on consolidated statements of income.
(4) Net of tax benefits of $47 and $186 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 12.    REPURCHASES OF COMMON STOCK

          On November 2, 2010, the Company's board of directors authorized the repurchase of an additional $40 million of Common Stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. On August 7, 2012, the Company's board of directors approved an extension of the stock repurchase program through November 30, 2014.

          As of September 30, 2012, the Company had repurchased 4,029,201 shares of Common Stock on the open market under the stock repurchase program, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the three months ended September 30, 2012, there were no share repurchases under the common stock repurchase program.

NOTE 13.    SEGMENT DATA AND RELATED INFORMATION

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

—

North America - The North America segment sells the Company's portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company's direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company's global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third party, in which the Company has a minority investment, that licenses the Elizabeth Arden and Red Door trademarks from the Company for use in its salons and spas.

—

International - The International segment sells the Company's portfolio of owned and licensed brands, including the Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2012 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies."

          The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

          Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) acquisition-related costs including transition costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by operating segment for the three months ended September 30, 2012 and 2011

(Amounts in thousands)	Three Months Ended

	September 30, 2012		September 30, 2011

Segment Net Sales:
North America	$231,557		$192,966
International	112,984		110,568

Total	$344,541		$303,534

Segment Profit (Loss):
North America	$36,808		$30,350
International	(5,238)		(4,296)

Total	$31,570		$26,054

Reconciliation:
Segment Profit	$31,570		$26,054
Less:
Depreciation and Amortization	10,660		8,061
Interest Expense, net	6,198		5,262
Consolidation and Elimination Adjustments	453		722
Unallocated Corporate Expenses	11,594	(1)	--

Income Before Income Taxes	$2,665		$12,009

(1)   Amounts for the three months ended September 30, 2012, include $11.3 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. In addition, included in selling, general and administrative expenses are $0.3 million in transition expenses associated with such acquisitions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

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

          In May 2012, we acquired the global licenses and certain related assets, including inventory, for the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC. Prior to the acquisition, we had been acting as a distributor of the Ed Hardy, True Religion and BCBGMAXAZRIA fragrances to certain mid-tier and mass retailers in the North America. In June 2012, we also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands LLC. Both of these transactions were accounted for as business combinations.

          For ease of reference in this Form 10-Q, the acquisitions from New Wave LLC and Give Back Brands LLC are referred to herein on a collective basis as the 2012 acquisitions.

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

          We recently commenced the roll-out of a comprehensive brand repositioning for the Elizabeth Arden brand, which is designed to honor the heritage of the brand while modernizing the brand's presentation and increasing its relevance among target consumers. The brand repositioning includes improved product formulation, package redesign and counter redesign as well as SKU rationalization. The initial roll-out will be to a limited number of retail doors. We began shipping the new product assortment to retailers in June 2012 and expect to replace most of the high-priority retail counters with the new counters in October 2012. The new counter design is intended to bring key aspects of the Elizabeth Arden and Red Door Spa brand equities to the retail environment to create a more uniform, modern and engaging shopping experience. The roll-out will continue throughout fiscal year 2013 and beyond. Based on the results of the initial roll-out and plans for a more broad-based global roll-out, we may incur costs, expenses and capital expenditures in future periods that could be material to those periods. The specific facts and circumstances of the global roll-out will impact the timing and amount of any such costs, expenses and capital expenditures. We currently expect to incur pre-tax non-recurring charges in fiscal 2013 of approximately $8 million associated with the Elizabeth Arden brand repositioning resulting from product assortment changes.

          In September, 2012, we invested $5.5 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. The investment, which is in the form of a secured convertible note bearing interest at 2%, has been accounted for using the cost method and at September 30, 2012, is included in other assets on our unaudited consolidated balance sheet. Under the terms of the agreement with Salon Holdings, we will invest an additional $4.2 million by May 1, 2013.

          We continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency, and (iii) leveraging our overhead structure by increasing sales of our International segment. Moving into fiscal 2013, we expect our gross margins to improve an additional 85 to 110 basis points over our fiscal 2012 gross margins. We also expect that our gross margin in fiscal 2013 will be impacted by approximately 130 basis points for costs associated with the Elizabeth Arden brand repositioning and the 2012 acquisitions, which represents a year over year anticipated net impact on our gross margin of 90 basis points related to these costs.

          We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2012 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2012, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2012 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax (loss) income from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three months ended September 30, 2012 and 2011.

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Net sales	$(3)	$(56)
Cost of sales	(138)	(619)
Selling, general and administrative	(554)	1,088

Total pre-tax (loss) income	$(695)	$413

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2012 and 2011. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended

	September 30, 2012				September 30, 2011

Net sales	$344,541		100.	%	$303,534	100.0%
Cost of sales	195,611		56.8		159,755	52.6
Depreciation related to cost of goods sold	1,531		0.4		1,343	0.5
Gross profit	147,399	(1)	42.8		142,436	46.9
Selling, general and administrative expenses	129,407		37.6		118,447	39.0
Depreciation and amortization	9,129		2.6		6,718	2.2
Income from operations	8,863	(1)	2.6		17,271	5.7
Interest expense, net	6,198		1.8		5,262	1.7
Income before income taxes	2,665		0.8		12,009	4.0
Provision for income taxes	481		0.2		2,777	0.9
Net income	2,184		0.6		9,232	3.1

Other data
EBITDA and EBITDA margin (2)	$19,523		5.7%		$25,332	8.3%

(1)   For the three months ended September 30, 2012, gross profit and income from operations include $11.3 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, and $3.4 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.3 million in transition costs associated with the 2012 acquisitions and $0.1 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(2)   For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011. EBITDA margin represents EBITDA divided by net sales.

          Our operations are organized into the following two operating segments, which also comprise our reportable segments:

—

North America - Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company's direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third party, in which we have a minority investment, that licenses the Elizabeth Arden and Red Door trademarks from us for use in its salons and spas.

—

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

          Segment profit excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations and (iii) acquisition-related costs including transition costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the three months ended September 30, 2012 and 2011 and reflects the basis of presentation described in Note 13 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended

	September 30, 2012		September 30, 2011

Segment Net Sales:
North America	$231,557		$192,966
International	112,984		110,568

Total	$344,541		$303,534

Segment Profit (Loss):
North America	$36,808		$30,350
International	(5,238)		(4,296)
Less:
Depreciation and Amortization	10,660		8,061
Interest Expense, net	6,198		5,262
Consolidation and Elimination Adjustments	453		722
Unallocated Corporate Expenses	11,594	(1)	--

Income Before Income Taxes	$2,665		$12,009

(1)   Amounts for the three months ended September 30, 2012, include $11.3 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies, and other transition costs. In addition, included in selling, general and administrative expenses are $0.3 million in transition expenses associated with such acquisitions.

          In light of the repositioning of the Elizabeth Arden brand commencing in fiscal 2013, we are providing the following additional financial information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

(Amounts in thousands)	Three Months Ended

	September 30, 2012		September 30, 2011

Net Sales:
Elizabeth Arden Brand	$108,480	(1)	$114,298
Celebrity, Lifestyle, Designer and Other Fragrances	236,061		189,236

Total	$344,541		$303,534

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.

          Net Sales.    Net sales increased by 13.5%, or $41.0 million, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Excluding the unfavorable impact of foreign currency, net sales increased by 16.1%, or $48.9 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales increased by 20.0%, or $38.6 million. The impact of foreign currency was not material. Net sales of licensed and non-Elizabeth Arden branded products increased by $43.0 million and include sales of brands we acquired from New Wave Fragrances LLC and Give Back Brands LLC in the fourth quarter of the prior fiscal year, which we had distributed prior to the acquisitions. The increase in net sales of licensed and non-Elizabeth Arden branded products includes higher net sales of $21.4 million of the acquired brands. Additionally, net sales of licensed and non-Elizabeth Arden branded products increased $13.5 million due to the launches of Justin Bieber's Girlfriend, Pink Friday Nicki Minaj and Ed Hardy Skull & Roses fragrances, and $18.1 million from higher sales of the Taylor Swift, Viva La Juicy and Curve fragrances. Partially offsetting these increases were lower sales of John Varvatos and Mariah Carey fragrances, as well as lower sales of other Juicy Couture fragrances, primarily Peace, Love & Juicy Couture. Net sales for Elizabeth Arden branded products decreased by $3.3 million, due to lower sales of skin care products primarily due to our continued wind down of retailer inventory in advance of the broader roll-out of the repositioning of the Elizabeth Arden brand. Net sales of distributed brands were $1.2 million lower than the prior year period.

International

          Net sales increased by 2.2%, or $2.4 million. Excluding the unfavorable impact of foreign currency, net sales increased by 8.9%, or $9.8 million. Net sales of licensed and non-Elizabeth Arden branded products increased by $4.9 million primarily due to higher sales of Justin Bieber, Taylor Swift and John Varvatos fragrances in Europe and distributor markets. Partially offsetting these increases were lower sales of Britney Spears fragrances. Net sales for Elizabeth Arden branded products decreased by $2.6 million, due to lower sales of skin care and color cosmetic products primarily due to our continued wind down of retailer inventory in advance of the broader roll-out of the repositioning of the Elizabeth Arden brand, partially offset by higher fragrance sales. Our international results were led by higher net sales of $3.1 million in Europe and $2.2 million in distributor markets.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales decreased by 5.1%, or $5.8 million, due to lower sales for skin care and color cosmetic products, partially offset by higher fragrance sales. Excluding the unfavorable impact of foreign currency, net sales decreased by 0.9%, or $1.0 million. Net sales for skin care products and color cosmetic products decreased by 9.7%, or $5.2 million and 15.5%, or $2.7 million, respectively, primarily due to our continued wind down of retailer inventory in advance of the broader roll-out of the repositioning of the Elizabeth Arden brand. Net sales of fragrances increased 4.8%, or $2.1 million, led by higher sales of Red Door fragrances.

Celebrity, Lifestyle, Designer and Other Fragrances

          Net sales increased by 24.7%, or $46.8 million. Excluding the unfavorable impact of foreign currency, net sales increased by 26.4%, or $49.9 million. The increase in net sales includes higher net sales of $26.7 million of brands acquired as part of the 2012 acquisitions. Additionally, net sales increased (i) $16.1 million due to the launches of Justin Bieber's Girlfriend, Pink Friday Nicki Minaj and Ed Hardy Skull & Roses fragrances, (ii) $19.8 million from the sale of the Taylor Swift fragrances and Viva La Juicy, and (iii) $3.0 million from higher net sales of Curve fragrances. Partially offsetting these increases were lower sales of $9.8 million for other Juicy Couture fragrances, primarily Peace, Love & Juicy Couture, Britney Spears and Mariah Carey fragrances.

          Gross Margin.   For the three months ended September 30, 2012 and 2011, gross margins were 42.8% and 46.9%, respectively. Gross margin in the current year period was negatively impacted by $14.7 million, or 430 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning.

          SG&A.   Selling, general and administrative expenses increased 9.3%, or $11.0 million, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The increase was due to higher marketing and sales expenses of $14.8 million, partially offset by lower general and administrative expenses of $3.8 million. The increase in marketing and sales expenses was primarily due to higher advertising, media and sales promotion expenses due to higher spend in support of the recently acquired brands and current fiscal year fragrance launches, higher marketing expenses related to the Elizabeth Arden brand repositioning, and higher royalty expenses due to increased sales of licensed brands. The decrease in general and administrative expenses was principally due to the impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $0.1 million compared to losses of $2.0 million in the prior year period, and lower payroll-related costs of $1.1 million. The three months ended September 30, 2012 also included $0.3 million of transition costs for the 2012 acquisitions and $0.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the three months ended September 30, 2012 and 2011, total share-based compensation costs charged against income for all stock plans was $1.4 million and $1.2 million, respectively.

Segment Profit (Loss).

North America

          Segment profit increased 21.3%, or $6.5 million, as compared to the prior year. The increase in segment profit was due to higher sales and gross profit, partially offset by higher selling, general and administrative expenses.

International

Segment loss increased by $0.9 million as compared to the prior year. The increase in segment loss was primarily due to the Elizabeth Arden brand repositioning costs.

          Depreciation and Amortization Expense.    Depreciation and amortization expense increased by 35.9% or $2.4 million, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to higher amortization expense related to the 2012 acquisitions.

          Interest Expense, Net.    Interest expense, net of interest income, was $0.9 million higher for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The increase was due to higher average borrowings under our revolving bank credit facility during the current year period driven by the 2012 acquisitions and interest on our second lien credit agreement which we initially borrowed against on July 2, 2012.

          Provision for Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the three months ended September 30, 2012 and 2011:

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Domestic pre-tax (loss) income	$(6,146)	$3,382
Foreign pre-tax income	8,811	8,627

Total income before income taxes	$2,665	12,009

Effective tax rate	18.1%	$23.1%

          For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances change during the fiscal year, which could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction, the effective tax rate is adjusted in the period in which such changes become known. Additionally, discrete items which could impact the effective tax rate are reported in the interim period incurred.

          The effective tax rate in the current year period was lower as compared to the prior year period due to a shift in the ratio of earnings contributions between jurisdictions. In addition, the current year period included a tax benefit of $0.1 million primarily related to the final settlement of a foreign tax audit. The effective tax rate for the full fiscal year ended June 30, 2012 was 21.9%.

          A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our reported effective tax rate for the year ending June 30, 2013 to be approximately 23%.

          Net Income.    Net income for the three months ended September 30, 2012, was $2.2 million, compared to $9.2 million for the three months ended September 30, 2011. The decrease in the net income was primarily due to the lower gross margin and higher selling, general and administrative expenses, partially offset by higher net sales and lower effective tax rate in the current year period.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $19.5 million for the three months ended September 30, 2012, includes (i) $11.3 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, (ii) $0.3 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, and (iii) $3.5 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand repositioning. EBITDA for the three months ended September 30, 2011 was $25.3 million. The decrease in EBITDA in the current year of approximately $5.8 million was primarily the result of the lower gross margin and higher selling, general and administrative expenses as discussed above.

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

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Net income	$2,184	$9,232
Plus:
Provision for income taxes	481	2,777
Interest expense, net	6,198	5,262
Depreciation in cost of sales	1,531	1,343
Depreciation and amortization	9,129	6,718

EBITDA	$19,523	$25,332

          The following is a reconciliation of net cash flow used in operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Net cash used in operating activities	$(141,261)	$(115,584)
Changes in assets and liabilities, net of acquisitions	153,011	135,523
Interest expense, net	6,198	5,262
Amortization of senior note offering and credit facility costs	(340)	(310)
Provision for income taxes	481	2,777
Deferred income taxes	2,811	(1,116)
Amortization of share-based awards	(1,377)	(1,220)

EBITDA	$19,523	$25,332

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the three months ended September 30, 2012 and 2011:

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Net cash used in operating activities	$(141,261)	$(115,584)
Net cash used in investing activities	153,011	135,523
Net cash provided by financing activities	6,198	5,262
Net decrease in cash and cash equivalents	(340)	(310)

Operating Activities

          Cash used by our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash used by operating activities for the three months ended September 30, 2012 and 2011:

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Net income	$2,184	$9,232
Net adjustments to reconcile net income to net cash used in operating activities	9,566	10,707
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(153,011)	(135,523)

Net cash used by operating activities	$(141,261)	$(115,584)

          For the three months ended September 30, 2012, net cash used in operating activities was $141.3 million, as compared to $115.6 million for the three months ended September 30, 2011. Net income and net adjustments to reconcile net income to cash used in operating activities, decreased by $7.0 million and $1.1 million, respectively, as compared to the prior year. Working capital changes utilized cash of $153.0 million in the current year period as compared to $135.5 million in the prior year. The increase in cash utilized by working capital changes primarily related to (i) a larger increase in accounts receivable due to the increase in and timing of sales in the current year period, and (ii) higher inventory purchases in the current year primarily due to the brand repositioning for Elizabeth Arden and the requirements for brands acquired in the 2012 acquisitions. These increases in cash utilized by working capital changes were partially offset by higher accounts payable, primarily due to inventory purchases and a smaller decrease in other payables and accrued expenses due to the timing of payments and accruals in the prior year.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the three months ended September 30, 2012 and 2011:

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Additions to property and equipment	$(8,866)	$(3,934)
Acquisition of businesses, intangibles and other assets	(5,468)	(43,900)

Net cash used by investing activities	$(14,334)	$(47,834)

          For the three months ended September 30, 2012, net cash used in investing activities of $14.3 million was composed of (i) $8.9 million of capital expenditures, and (ii) $5.5 million associated with a minority investment in Elizabeth Arden Salon Holdings, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas. For the three months ended September 30, 2011, net cash used in investing activities of $47.8 million was composed of (i) $3.9 million of capital expenditures, and (ii) $43.9 million related to the acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands and the amendment to the license agreement with Liz Claiborne. The increase in capital expenditures for the three months ended September 30, 2012 is primarily due to expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning and tools and dies for new fragrance launches.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the three months ended September 30, 2012 and 2011:

(Amounts in thousands)	Three Months Ended

	September 30, 2012	September 30, 2011

Proceeds from short-term debt	$124,800	$137,200
Proceeds from the exercise of stock options	3,491	1,077
All other financing activities	4,032	2,427

Net cash provided by financing activities	$132,323	$140,704

          For the three months ended September 30, 2012, net cash provided by financing activities was $132.3 million, as compared to $140.7 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, borrowings under our credit facility increased by $94.8 million from a balance of $89.2 million at June 30, 2012. Additionally, during the three months ended September 30, 2012, we borrowed $30 million under our second lien term loan. (See "Future Liquidity and Capital Needs" below for further information.) During the three months ended September 30, 2011, borrowings under our credit facility increased by $137.2 million from a zero balance at June 30, 2011. Proceeds from the exercise of stock options were $3.5 million in the current year period as compared to $1.1 million in the prior year period.

          Interest paid during the three months ended September 30, 2012, included $9.2 million of interest payments on the 7 3/8% senior notes due 2021, $0.8 million of interest paid on the borrowings under our credit facility and $0.3 million of interest paid on our second lien term loan. Interest paid during the three months ended September 30, 2011, included $12.0 million of interest payments on the 7 3/8% senior notes and $0.5 million of interest paid on the borrowings under our credit facility.

          At September 30, 2012, we had approximately $35.9 million of cash, of which $26.9 million was held outside of the United States, primarily in Switzerland, South Africa and Australia. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          We have a $300 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. See Note 8 to the Unaudited Notes to Consolidated Financial Statements. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility was amended in June 2012 to allow for the contingent consideration that may become payable with respect to the acquisition of certain assets of Give Back Brands LLC and to allow for the term loan further discussed below. The credit facility expires in January 2016.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended September 30, 2012 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2012. We were in compliance with all applicable covenants under the credit facility for the quarter ended September 30, 2012.

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

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an "Applicable Margin" which is determined by reference to a debt service coverage ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate (which is comparable to prime rates). The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the credit facility. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility are not impacted by credit rating agency actions.

          At September 30, 2012, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. The commitment fee on the unused portion of the credit facility at September 30, 2012 was 0.50%. For the three months ended September 30, 2012 and 2011, the weighted average annual interest rate on borrowings under the credit facility was 2.3% and 2.1%, respectively.

          At September 30, 2012, we had $184.0 million in borrowings and $4.5 million in letters of credit outstanding under the credit facility. At September 30, 2012, based on eligible accounts receivable and inventory available as collateral, an additional $111.0 million could be borrowed under our credit facility. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          In connection with the 2012 acquisition of licenses and certain other assets from New Wave Fragrances LLC and Give Back Brands LLC, and to take advantage of favorable interest rates and provide us with additional financial flexibility, on June 12, 2012, we entered into a second lien credit agreement with JPMorgan Chase Bank, N.A. providing us with the ability to borrow up to $30 million on or prior to July 2, 2012. On July 2, 2012 we borrowed $30 million under this term loan and used the proceeds to repay amounts under our credit facility. The term loan is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories, and the interest on borrowings charged under the term loan is either LIBOR plus an applicable margin of (i) 3.75% or (ii) the base rate specified in the term loan (which is comparable to prime rates) plus a margin of 2.75%. The term loan matures on July 2, 2014, but we have the option to prepay all or a portion of the term loan anytime on or after February 1, 2013, provided our borrowing availability under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. At September 30, 2012, we had $30 million in outstanding borrowings under the second lien term loan.

          At September 30, 2012, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the term loan to the extent of the collateral securing the credit facility and term loan. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

         Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements. A deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility or term loan that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under either borrowing facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

          As of September 30, 2012, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share and at a cost of approximately $67.0 million , including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. There were no share repurchases during the three months ended September 30, 2012 under the common stock repurchase program.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012:
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

*

delays in shipments, inventory shortages and higher supply chain costs due to the loss of or disruption in our distribution facilities or at key third party manufacturing or fulfillment facilities that manufacture or provide logistic services for our products;

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

*	our ability to effectively implement, manage and maintain our global information systems and maintain the security of our confidential data and our employees' and customers' personal information;
*	our reliance on certain third parties for certain outsourced business services, including information technology operations, logistics management and employee benefit plan administration;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2012, we had $184.0 million in borrowings outstanding under our revolving credit facility and $30 million outstanding under our second lien credit agreement. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien term loan are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien credit agreement during the three months ended September 30, 2012, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2012 would have increased or decreased by approximately $0.7 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 120 countries around the world. During the three months ended September 30, 2012, we derived approximately 38% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

          As of September 30, 2012, we had notional amounts of 17.4 million British pounds and 5.7 million Euros under open foreign currency contracts that expire between October 31, 2012 and May 31, 2014 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2012, we had notional amounts under foreign currency contracts of (i) 8.5 million Canadian dollars and 11.7 million Australian dollars used to hedge forecasted cost of sales, and (ii) 26.4 million Swiss francs to hedge forecasted operating costs that expire between October 31, 2012 and May 31, 2014. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three months ended September 30, 2012 from settled contracts was approximately $0.2 million. At September 30, 2012, the unrealized loss, net of taxes, associated with these open contracts of approximately $0.5 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 11 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of September 30, 2012, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended September 30, 2012, was $0.4 million, from the settlement of these contracts.

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

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended September 30, 2012.

Issuer Purchases of Equity Securities

	(a)		(b)		(c)	(d)

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2012 through July 31, 2012	--		$	N/A	--	$53,002,474

August 1, 2012 through August 31, 2012	49,048	(3)		$45.95	--	$53,002,474

September 1, 2012 through September 30, 2012	--		$	N/A	--	$53,002,474

Totals	49,048			$45.95	--	$53,002,474

(1)   On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. On August 7, 2012, the Company's board of directors approved an extension of the stock repurchase program through November 30, 2014. No shares were repurchased under the stock repurchase program during the three months ended September 30, 2012.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

(3)   Reflects shares withheld upon the vesting of certain service-based restricted stock granted in August 2009 and 2010 to satisfy minimum statutory tax withholding obligations resulting from such vesting.

ITEM 5.    OTHER INFORMATION

          At the August 6, 2012 meeting of the compensation committee of our board of directors, the compensation committee approved a change in the long-term incentive award mix for our chief executive officer, replacing the performance-based cash award portion of his long-term incentive award mix for the fiscal year ending June 30, 2013 with performance-based restricted stock units. The performance-based restricted stock units granted to our chief executive officer in August 2012 have the same performance targets and vesting schedule as the performance-based cash awards granted in August 2012 to the Company's other executive officers.

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

10.3

First Amendment to Third Amended and Restated Credit Agreement dated as of June 12, 2012, among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto (incorporated by reference to Exhibit 10.3 filed as part of the Company's Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.4

Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company's Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.5

Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.6

Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company's Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

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

10.22 +

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

10.24 +

Form of Restricted Stock Agreement for service-based stock awards under the Company's 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-6370)).

Exhibit Number	Description

10.25 +

Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

10.26 +*	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan.

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of September 30, 2012 and June 30, 2012, (ii) unaudited condensed consolidated statements of income for the three months ended September 30, 2012 and 2011, respectively, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended September 30, 2012 and 2011, respectively, (iv) unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2012 and 2011, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: November 9, 2012	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.26	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document