Form 10-Q
period 2012-12-31
ELIZABETH ARDEN INC
filed 2013-02-01
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 29, 2013
Common Stock, $.01 par value per share	29,781,719

ELIZABETH ARDEN, INC.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except shares and par value)

	As of
	December 31, 2012	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$46,003	$59,080
Accounts receivable, net	288,479	188,141
Inventories	322,835	291,987
Deferred income taxes	31,163	40,706
Prepaid expenses and other assets	38,000	44,583

Total current assets	726,480	624,497

Property and equipment, net	91,769	89,438
Exclusive brand licenses, trademarks and intangibles, net	305,598	314,502
Goodwill	21,054	21,054
Debt financing costs, net	7,221	7,903
Deferred income taxes	2,058	1,866
Other	14,503	7,494

Total assets	$1,168,683	$1,066,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$103,500	$89,200
Accounts payable - trade	92,568	77,961
Other payables and accrued expenses	137,990	111,518

Total current liabilities	334,058	278,679

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	45,686	56,348

Total long-term liabilities	295,686	306,348

Total liabilities	629,744	585,027

Commitments and contingencies (see Note 9)

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,134,569 and 33,788,871 shares issued, respectively	341	338
Additional paid-in capital	346,869	337,740
Retained earnings	264,347	217,354
Treasury stock (4,353,200 shares at cost)	(74,871)	(74,871)
Accumulated other comprehensive income	2,253	1,166

Total shareholders’ equity	538,939	481,727

Total liabilities and shareholders’ equity	$1,168,683	$1,066,754

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net sales	$467,919	$429,926	$812,460	$733,460
Cost of goods sold:
Cost of sales	229,966	211,012	425,577	370,767
Depreciation related to cost of goods sold	1,487	1,601	3,018	2,944

Total cost of goods sold	231,453	212,613	428,595	373,711

Gross profit	236,466	217,313	383,865	359,749

Operating expenses:
Selling, general and administrative	163,253	148,451	292,660	266,898
Depreciation and amortization	9,372	7,070	18,501	13,788

Total operating expenses	172,625	155,521	311,161	280,686

Income from operations	63,841	61,792	72,704	79,063

Interest expense, net	6,424	5,786	12,622	11,048

Income before income taxes	57,417	56,006	60,082	68,015
Provision for income taxes	12,608	13,635	13,089	16,412

Net income	$44,809	$42,371	$46,993	$51,603

Net income per common share:
Basic	$1.51	$1.46	$1.59	$1.78

Diluted	$1.47	$1.42	$1.54	$1.73

Weighted average number of common shares:
Basic	29,680	28,980	29,617	28,925

Diluted	30,492	29,917	30,498	29,913

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income	$44,809	$42,371	$46,993	$51,603

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(153)	644	1,069	(5,637)
Net unrealized cash flow hedging gain (loss) (2)	689	(656)	18	2,032

Total other comprehensive income (loss), net of tax	536	(12)	1,087	(3,605)

Comprehensive income	$45,345	$42,359	$48,080	$47,998

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S subsidiaries.
(2)	Net of tax expense of $121 for the three months ended December 31, 2012 and net of tax benefit of $212 for the three months ended December 31, 2011. Net of tax benefit of $58 for the six months ended December 31, 2012 and net of tax expense of $686 for the six months ended December 31, 2011.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of July 1, 2012	33,789	$338	$337,740	$217,354	(4,353)	$(74,871)	$1,166	$481,727
Issuance of common stock upon exercise of options, net of tax withholdings of $1,444	339	3	3,067	—	—	—	—	3,070
Issuance of common stock for employee stock purchase plan	37	—	1,057	—	—	—	—	1,057
Issuance of restricted stock, net of forfeitures and tax withholdings of $2,748	(30)	—	(2,748)	—	—	—	—	(2,748)
Amortization of share-based awards	—	—	2,848	—	—	—	—	2,848
Excess tax benefit from share-based awards	—	—	4,905	—	—	—	—	4,905
Comprehensive Income:
Net Income	—	—	—	46,993	—	—	—	46,993
Foreign currency translation adjustments	—	—	—	—	—	—	1,069	1,069
Net unrealized cash flow hedging gain							18	18

Balance as of December 31, 2012	34,135	$341	$346,869	$264,347	(4,353)	$(74,871)	$2,253	$538,939

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	December 31, 2012	December 31, 2011
Operating Activities:
Net income	$46,993	$51,603
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,519	16,732
Amortization of senior note offering and credit facility costs	682	621
Amortization of share-based awards	2,848	2,500
Deferred income taxes	9,376	13,711
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(99,551)	(53,873)
Increase in inventories	(30,530)	(19,990)
Decrease (increase) in prepaid expenses and other assets	6,481	(5,607)
Increase in accounts payable	19,664	52,653
Increase (decrease) in other payables, accrued expenses and other liabilities	11,418	(8,804)
Other	212	(377)

Net cash (used in) provided by operating activities	(10,888)	49,169

Investing Activities:
Additions to property and equipment	(19,004)	(9,090)
Acquisition of intangibles and other assets	(8,068)	(43,900)

Net cash used in investing activities	(27,072)	(52,990)

Financing Activities:
Proceeds from short-term debt	14,300	—
Proceeds from the exercise of stock options	4,514	4,062
Proceeds from the issuance of common stock under the employee stock purchase plan	1,057	958
Excess tax benefit from share-based awards	4,945	4,144

Net cash provided by financing activities	24,816	9,164

Effect of exchange rate changes on cash and cash equivalents	67	(1,853)
Net (decrease) increase in cash and cash equivalents	(13,077)	3,490
Cash and cash equivalents at beginning of period	59,080	58,850

Cash and cash equivalents at end of period	$46,003	$62,340

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$241	$333

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	BUSINESS AND BASIS OF PRESENTATION

Elizabeth Arden, Inc. (the “Company” or “our”) is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 120 countries internationally.

The unaudited consolidated financial statements include the accounts of the Company’s wholly-owned domestic and international subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”), filed with the Commission.

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

The Company’s accumulated other comprehensive income shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company’s foreign currency contracts.

The components of accumulated other comprehensive income were as follows:

(Amounts in thousands)	December 31, 2012	June 30, 2012
Cumulative foreign currency translation adjustments	$2,066	$997
Unrealized hedging gains, net of taxes (1)	187	169

Accumulated other comprehensive income	$2,253	$1,166

(1)	Net of tax benefit of $22 as of December 31, 2012 and tax expense of $35 as of June 30, 2012.

NOTE 3.	INCOME PER SHARE

Basic net income per share is computed by dividing the net income by the weighted average number of shares of the Company’s outstanding common stock, $.01 par value per share (“Common Stock”). The calculation of net income per diluted share is similar to basic net income per share except that the denominator includes potentially dilutive Common Stock equivalents, such as stock options and non-vested restricted stock or restricted stock units.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the computation of net income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Basic
Net income	$44,809	$42,371	$46,993	$51,603

Weighted average shares outstanding	29,680	28,980	29,617	28,925

Net income per basic share	$1.51	$1.46	$1.59	$1.78

Diluted
Net income	$44,809	$42,371	$46,993	$51,603

Weighted average shares outstanding	29,680	28,980	29,617	28,925

Potential common shares - treasury method	812	937	881	988

Weighted average shares and potential dilutive common shares	30,492	29,917	30,498	29,913

Net income per diluted share	$1.47	$1.42	$1.54	$1.73

The following table shows the number of Common Stock equivalents subject to option awards that were outstanding for the three and six months ended December 31, 2012 and 2011 that were not included in the diluted net income per share calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Number of shares	17	—	90	24

NOTE 4.	NEW ACCOUNTING STANDARDS AND NEW TAX LEGISLATION

Comprehensive Income

On July 1, 2012, the Company adopted the updated guidance to Topic 220, Comprehensive Income, issued by the Financial Accounting Standards Board (“FASB”). This update required companies to present comprehensive income in either one or two consecutive financial statements and eliminated the option that permits the presentation of other comprehensive income in the consolidated statement of shareholders’ equity. The Company adopted the method of presentation using two consecutive financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment.

In July 2012, the FASB issued an update to Codification Topic 350, Intangibles — Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is “more likely than not” that the asset is impaired. The changes to Codification Topic 350 will be effective for the Company beginning July 1, 2013, with early adoption permitted. The Company anticipates that it will adopt the updated guidance in Topic 350 for its annual impairment test to be performed during the fourth quarter of the current fiscal year and adoption of the updated guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

American Taxpayer Relief Act of 2012

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and is now scheduled to expire on December 31, 2013. The Company will be required to record the impact of the extension of the research and development tax credit in the fiscal quarter beginning January 1, 2013. The impact of the extension of such tax credit is expected to result in a net tax benefit of approximately $0.5 million for the fiscal year ending June 30, 2013, of which $0.2 million will be recorded as a discrete item in the third quarter of fiscal 2013.

NOTE 5.	INVENTORIES

The components of inventory were as follows:

(Amounts in thousands)	December 31, 2012	June 30, 2012
Raw materials	$63,801	$55,362
Work in progress	22,160	19,650
Finished goods	236,874	216,975

Total	$322,835	$291,987

NOTE 6.	EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

The following summarizes the cost basis amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	December 31, 2012	June 30, 2012	June 30, 2012 Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	179,240	178,555	13
Exclusive brand trademarks	100,700	100,313	17
Other intangibles (1)	16,000	16,000	20

Exclusive brand licenses, trademarks and intangibles, gross	418,355	417,283

Accumulated amortization:
Exclusive brand licenses and related trademarks	(61,165)	(53,486)
Exclusive brand trademarks	(46,533)	(44,687)
Other intangibles	(5,059)	(4,608)

Exclusive brand licenses, trademarks and intangibles, net	$305,598	$314,502

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

At December 31, 2012, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at December 31, 2012 did not change from the prior fiscal year end balance as the Company did not record any additions or impairments during the six months ended December 31, 2012.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $5.1 million and $2.5 million for the three months ended December 31, 2012 and 2011, respectively, and $10.0 million and $4.9 million for the six months ended December 31, 2012 and 2011, respectively. At December 31, 2012, the Company estimated annual amortization expense for the Company’s intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2013	2014	2015	2016	2017
Amortization expense	$9.1	$18.3	$17.8	$17.2	$15.9

NOTE 7.	OTHER PAYABLES AND ACCRUED EXPENSES

A summary of the Company’s other payables and accrued expenses is as follows:

(Amounts in thousands)	December 31, 2012	June 30, 2012
Accrued advertising, promotion and royalties	$61,824	$27,774
Accrued employee-related benefits	16,179	28,288
Accrued interest	5,950	5,819
Other accruals	54,037	49,637

Total other payables and accrued expenses	$137,990	$111,518

NOTE 8.	SHORT-TERM DEBT

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

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company’s average borrowing base capacity during the quarter ended December 31, 2012, did not fall below the applicable threshold noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2012.

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

Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on an “Applicable Margin” which is determined by reference to a debt service coverage ratio. At the Company’s option, the Applicable Margin may be applied to either the London InterBank Offered Rate (“LIBOR”) or the base rate (which is comparable to prime rates). The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company’s borrowing base is in effect, is 1.0% higher. The Company is required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the Credit Facility.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. The commitment fee on the unused portion of the Credit Facility at December 31, 2012 was 0.50%. For the six months ended December 31, 2012 and 2011, the weighted average annual interest rate on borrowings under the Credit Facility was 2.0% and 2.4%, respectively.

At December 31, 2012, the Company had $73.5 million in outstanding borrowings and approximately $3.4 million in letters of credit outstanding under the Credit Facility compared with $89.2 million in borrowings and $4.4 million in letters of credit outstanding at June 30, 2012. At December 31, 2012, based on eligible accounts receivable and inventory available as collateral, an additional $186.1 million could be borrowed under the Credit Facility.

In connection with the 2012 acquisitions of fragrance licenses and certain other assets from New Wave Fragrances LLC and Give Back Brands LLC, on June 12, 2012, the Company entered into a second lien credit agreement with JPMorgan Chase Bank, N.A. providing the Company with the ability to borrow up to $30 million on or prior to July 2, 2012 (the “Second Lien Term Loan”). On July 2, 2012, the Company borrowed $30 million under the Second Lien Term Loan and used the proceeds to repay amounts under the Credit Facility. At December 31, 2012, the Company had $30 million in outstanding borrowings under the Second Lien Term Loan.

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

In September, 2012, the Company invested $5.5 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons (“Salon Holdings”). In November 2012, the Company invested an additional $2.1 million. The investment, which is in the form of a secured convertible note bearing interest at 2%, has been accounted for using the cost method and at December 31, 2012, is included in other assets on the unaudited Consolidated Balance Sheet. Under the terms of the agreement with Salon Holdings, the Company is scheduled to invest an additional $2.1 million by May 1, 2013. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of December 31, 2012, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company’s liquidity.

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

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company’s U.S. federal tax return years remains open for the year ended June 30, 2008 and subsequent fiscal years. The Internal Revenue Service (“IRS”) began an examination of the Company’s U.S. federal tax returns for the years ended June 30, 2008 (“Fiscal 2008”) and June 30, 2009 (“Fiscal 2009”) during fiscal year 2011 and, in November 2012 issued a Notice of Proposed Adjustment (“NOPA”) for Fiscal 2008 and Fiscal 2009 relating to transfer pricing matters.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the NOPA, the IRS proposes increases to the Company’s U.S. taxable income for Fiscal 2008 and Fiscal 2009 totaling approximately $29.1 million of additional taxable income, which could be material to the Company’s consolidated statements of operations in the period in which resolved unless resolved favorably to the Company. The Company disagrees with the proposed adjustments and intends to vigorously contest them. If the Company is not able to favorably resolve these proposed adjustments at the IRS examination level, the Company intends to pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome of the examination, including any subsequent protest, appeals or judicial process, will not have a material adverse effect on the Company’s financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has $71 million of U.S. federal operating loss carryforwards as of June 30, 2012 which would be utilized to offset any cash flow impact. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits, but it is not possible to determine either the magnitude or range of any increase or decrease at this time.

In connection with the acquisition of global licenses and certain assets from Give Back Brands LLC in June 2012, the Company agreed to pay Give Back Brands LLC up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over a three-year period from July 1, 2012 through June 30, 2015. As part of the accounting for the acquisition, the Company had established a liability for the potential payment of $28 million based upon the probability of achieving the specified sales targets. Based on results for the six months ended December 31, 2012, conditions for payment of the first $5 million installment have been satisfied, subject to any set-offs or claims the Company may have under the asset and purchase agreement, and such installment is payable during the third quarter of fiscal 2013.

In connection with the acquisition of global licenses and certain assets from New Wave Fragrances, LLC in May 2012, $2 million of the purchase price was retained by the Company and is payable in the third quarter of fiscal 2013, subject to the settlement of certain post-closing adjustments.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 — Unobservable inputs based on the Company’s own assumptions

The Company’s long-term debt consists of $250 million aggregate principal amount of its 7 3/8% Senior Notes due 2021 (the “7 3/8% Senior Notes”). At December 31, 2012 and June 30, 2012, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	December 31, 2012	June 30, 2012
7 3/8% Senior Notes due March 2021 (Level 2)	$278,425	$271,875

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012:

(Amounts in thousands)	December 31, 2012		June 30, 2012
	Asset	Liability	Asset	Liability
Level 2	$775	$610	$586	$382

Total	$775	$610	$586	$382

See Note 11 for a discussion of the Company’s foreign currency contracts.

Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of December 31, 2012, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company’s risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of the Company’s foreign subsidiaries’ revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also enters into cash flow hedges for a portion of its forecasted inventory purchases to reduce the exposure of its Canadian and Australian subsidiaries’ cost of sales to such fluctuations, as well as cash flow hedges for a portion of its subsidiaries’ forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company’s derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows.

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries’ revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders’ equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2012 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of December 31, 2012, the Company had notional amounts of 11.5 million British pounds and 4.4 million Euros under foreign currency contracts used to hedge forecasted revenues, all of which expire between January 31, 2013 and May 31, 2014.

Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company’s Canadian and Australian subsidiaries or operating costs of the Company’s Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders’ equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2012 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of December 31, 2012, the Company had notional amounts under foreign currency contracts of (i) 4.7 million Canadian dollars and 6.6 million Australian dollars used to hedge forecasted cost of sales, and (ii) 20.6 million Swiss francs to hedge forecasted operating costs, all of which expire between January 31, 2013 and May 31, 2014.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company’s foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and six months ended December 31, 2012, the Company recorded a loss of $0.2 million and a gain of $0.7 million, respectively in selling, general and administrative expenses related to these contracts. For the three and six months ended December 31, 2011, the Company recorded a loss of $0.5 million and a gain of $0.6 million, respectively in selling, general and administrative expenses related to these contracts. As of December 31, 2012, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and six months ended December 31, 2012 or in fiscal 2012 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges
Balance Sheet Location	December 31, 2012	June 30, 2012
Other assets	$775	$586

Other payables	$610	$382

(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Currency Contracts - Sales (1)	$(170)	$112	$(173)	$61
Currency Contracts - Cost of Sales (2)	(149)	(125)	(245)	(564)
Currency Contracts - Selling, General and Administrative Expenses (3)	23	—	(30)	—

Total (4)	$(296)	$(13)	$(448)	$(503)

(1)	Recorded in net sales on the consolidated statements of income.
(2)	Recorded in cost of sales on the consolidated statements of income.
(3)	Recorded in selling, general and administrative expenses on the consolidated statements of income.
(4)	Net of tax benefit of $79 and $42 for the three months ended December 31, 2012 and 2011, respectively. Net of tax benefit of $127 and $226 for the six months ended December 31, 2012 and 2011, respectively.

Net Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Currency Contracts - Sales	$254	$(200)	$(426)	$503
Currency Contracts - Cost of Sales	309	(367)	25	2,108
Currency Contracts - Selling, general and administrative expenses	422	(76)	867	(76)

Total (1)	$985	$(643)	$466	$2,535

(1)	Net of tax expense of $200 for the three months ended December 31, 2012 and net of tax benefit of $170 for the three months ended December 31, 2011. Net of tax expense of $69 and $914 for the six months ended December 31, 2012 and 2011, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	REPURCHASES OF COMMON STOCK

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

As of December 31, 2012, the Company had repurchased 4,029,201 shares of Common Stock on the open market under the stock repurchase program, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. For the six months ended December 31, 2012, there were no share repurchases under the common stock repurchase program.

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

The Company’s operations are organized into the following two operating segments, which also comprise the Company’s reportable segments:

•

North America — The North America segment sells the Company’s portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company’s global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third party in which the Company has a minority investment that licenses the Elizabeth Arden and Red Door trademarks from the Company for use in its salons and spas.

•

International — The International segment sells the Company’s portfolio of owned and licensed brands, including the Elizabeth Arden products, in approximately 120 countries outside of North America to perfumeries, boutiques, department stores, travel retail outlets and distributors.

The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company’s 2012 Annual Report under Note 1 — “General Information and Summary of Significant Accounting Policies.”

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for the three and six months ended December 31, 2012 and 2011:

(Amounts in thousands)	Three Months Ended			Six Months Ended
	December 31, 2012		December 31, 2011	December 31, 2012		December 31, 2011
Segment Net Sales:
North America	$311,077		$287,095	$542,634		$480,061
International	156,842		142,831	269,826		253,399

Total	$467,919		$429,926	$812,460		$733,460

Segment Profit:
North America	$53,542		$53,965	$90,350		$84,315
International	23,508		18,203	18,270		13,907

Total	$77,050		$72,168	$108,620		$98,222

Reconciliation:
Segment Profit	$77,050		$72,168	$108,620		$98,222
Less:
Depreciation and Amortization	10,859		8,671	21,519		16,732
Interest Expense, net	6,424		5,786	12,622		11,048

Consolidation and Elimination Adjustments	415		1,705	868		2,427
Unallocated Corporate Expenses	1,935	(1)	—	13,529	(2)	—

Income Before Income Taxes	$57,417		$56,006	$60,082		$68,015

(1)	Amounts for the three months ended December 31, 2012, include $1.9 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs.
(2)	Amounts for the six months ended December 31, 2012, include $13.2 million of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. An additional $0.3 million in transition expenses associated with such acquisitions were recorded in selling, general and administrative expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2012. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

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

In May 2012, we acquired the global licenses and certain related assets, including inventory, for the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC. Prior to the acquisition, we had been acting as a distributor of the Ed Hardy, True Religion and BCBGMAXAZRIA fragrances to certain mid-tier and mass retailers in the North America. In June 2012, we also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands LLC. Both of these transactions were accounted for as business combinations. We currently expect to incur pre-tax transition and other expenses related to the New Wave LLC and Give Back Brands LLC acquisitions in fiscal 2013 of approximately $14 million ($6.4 million will not require the use of cash in the current fiscal year), of which $13.5 million has been incurred through the six months ended December 31, 2012. These expenses primarily result from inventory purchased by us at a higher cost prior to the acquisitions, and other non-recurring expenses.

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

We recently commenced the roll-out of a comprehensive brand repositioning for the Elizabeth Arden brand, which is designed to honor the heritage of the brand while modernizing the brand’s presentation and increasing its relevance among target consumers. The brand repositioning includes a revised product assortment, improved product formulations, package redesign, counter redesign, new advertising and marketing vehicles, and enhanced beauty advisor support. The initial roll-out was limited to a number of flagship retail doors. We began shipping the new product assortment to retailers in June 2012 and replaced most of such flagship retail counters with the new counters during the second quarter of fiscal 2013. During the remainder of fiscal 2013, we plan to substantially complete the process of introducing our new product assortment to our prestige retail customers, and to also extend elements of the new advertising, marketing and beauty advisor programs to the next tier of approximately 200 retail doors globally. We expect to extend elements of the new advertising, marketing and beauty advisor programs to additional retail doors beyond fiscal 2013. Based on the results of the initial roll-out and plans for a more broad-based global roll-out, we may incur costs, expenses and capital expenditures in future periods that could be material to those periods. The specific facts and circumstances of the global roll-out will impact the timing and amount of any such costs, expenses and capital expenditures. We currently expect to incur pre-tax non-recurring charges in fiscal 2013 of approximately $11 million associated with the Elizabeth Arden brand repositioning resulting from product assortment changes, of which $7.4 million has been incurred through the six months ended December 31, 2012.

In September, 2012, we invested $5.5 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. In November 2012, we invested an additional $2.1 million. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. The investment, which is in the form of a secured convertible note bearing interest at 2%, has been accounted for using the cost method and at December 31, 2012, is included in other assets on our unaudited consolidated balance sheet. Under the terms of the agreement with Salon Holdings, we are scheduled to invest an additional $2.1 million by May 1, 2013.

We continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency, and (iii) leveraging our overhead structure by increasing sales of our International segment. For fiscal 2013, we expect our gross margins to be approximately 35 to 60 basis points below our fiscal 2012 gross margins including an estimated negative impact of 180 basis points for costs associated with the Elizabeth Arden brand repositioning and the 2012 acquisitions. This 180 basis point gross margin impact represents a year over year increase of 140 basis points relating to these costs.

We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2012 and in the section of this quarterly report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results.”

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

Foreign Currency Contracts

We operate in several foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of our foreign subsidiaries’ revenues to fluctuations in currency rates using foreign currency contracts. We also enter into cash flow hedges for a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries’ cost of sales to such fluctuations, as well as cash flow hedges for a portion of our subsidiaries’ forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. We do not enter into derivative financial contracts for speculative or trading purposes.

Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2012 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds and Canadian dollars to reduce exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the foreign currency contracts are recognized in selling, general and administrative expense in the period in which the contracts expire.

The table below summarizes the effect of the pre-tax (loss) gain from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three and six months ended December 31, 2012 and 2011.

(Amounts in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net Sales	$(187)	$123	$(190)	$67
Cost of Sales	(213)	(179)	(351)	(798)
Selling, general and administrative	(188)	(505)	(742)	583

Total pre-tax loss	$(588)	(561)	$(1,283)	$(148)

American Taxpayer Relief Act of 2012

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and is now scheduled to expire on December 31, 2013. We will be required to record the impact of the extension of the research and development tax credit in the fiscal quarter beginning January 1, 2013. The impact of the extension of such tax credit is expected to result in a net tax benefit of approximately $0.5 million for the fiscal year ending June 30, 2013, of which $0.2 million will be recorded as a discrete item in the third quarter of fiscal 2013.

Results of Operations

The following discussion compares the historical results of operations for the three and six months ended December 31, 2012 and 2011. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended				Six Months Ended
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Net sales	$467,919	100.0%	$429,926	100.0%	$812,460	100.0%	$733,460	100.0%
Cost of sales	229,966	49.2	211,012	49.1	425,577	52.4	370,767	50.6
Depreciation in cost of sales	1,487	0.3	1,601	0.4	3,018	0.4	2,944	0.4
Gross profit (1)	236,466	50.5	217,313	50.5	383,865	47.2	359,749	49.0
Selling, general and administrative expenses	163,253	34.9	148,451	34.5	292,660	36.0	266,898	36.4
Depreciation and amortization	9,372	2.0	7,070	1.6	18,501	2.3	13,788	1.8
Income from operations (1)	63,841	13.6	61,792	14.4	72,704	8.9	79,063	10.8
Interest expense, net	6,424	1.4	5,786	1.4	12,622	1.5	11,048	1.5
Income before income taxes	57,417	12.3	56,006	13.0	60,082	7.4	68,015	9.3
Provision for income taxes	12,608	2.7	13,635	3.1	13,089	1.6	16,412	2.3
Net income	44,809	9.6	42,371	9.9	46,993	5.8	51,603	7.0

Other data
EBITDA and EBITDA margin (2)	$74,700	16.0%	$70,463	16.4%	$94,223	11.6%	$95,795	13.1%

(1)	For the three months ended December 31, 2012, gross profit includes $1.9 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, and $3.6 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.3 million of non-recurring product changeover expenses, related to the repositioning of the Elizabeth Arden brand that were recorded in selling, general and administrative expenses. For the six months ended December 31, 2012, gross profit includes $13.2 million of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, and $7.0 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.3 million in transition costs associated with the 2012 acquisitions and $0.4 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand that were recorded in selling, general and administrative expenses.
(2)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see “EBITDA” under Results of Operations — Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011 and under Six Months Ended December 31, 2012 compared to Six Months Ended December 31, 2011. EBITDA margin represents EBITDA divided by net sales.

Our operations are organized into the following two operating segments, which also comprise our reportable segments:

•

North America — Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third party in which we have a minority investment that licenses the Elizabeth Arden and Red Door trademarks from us for use in its salons and spas.

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

The following table is a comparative summary of our net sales and segment profit by operating segment for the three and six months ended December 31, 2012 and 2011 and reflects the basis of presentation described in Note 13 — “Segment Data and Related Information” to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	December 31, 2012		December 31, 2011	December 31, 2012		December 31, 2011
Segment Net Sales:
North America	$311,077		$287,095	$542,634		$480,061
International	156,842		142,831	269,826		253,399

Total	$467,919		$429,926	$812,460		$733,460

Segment Profit:
North America	$53,542		$53,965	$90,350		$84,315
International	23,508		18,203	18,270		13,907
Less:
Depreciation and Amortization	10,859		8,671	21,519		16,732
Interest Expense, net	6,424		5,786	12,622		11,048
Consolidation and Elimination Adjustments	415		1,705	868		2,427
Unallocated Corporate Expenses (1)	1,935	(1)	—	13,529	(2)	—

Income Before Income Taxes	$57,417		$56,006	$60,082		$68,015

(1)	Amounts for the three months ended December 31, 2012, include $1.9 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs.
(2)	Amounts for the six months ended December 31, 2012, include $13.2 million of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. In addition, included in selling, general and administrative expenses are $0.3 million in transition expenses associated with such acquisitions.

In light of the repositioning of the Elizabeth Arden brand commencing in fiscal 2013, we are providing the following additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

(Amounts in thousands)	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net Sales:
Elizabeth Arden Brand	$147,957	$143,568	$256,436	$257,866
Celebrity, Lifestyle, Designer and Other Fragrances	319,962	286,358	556,024	475,594

Total	$467,919	$429,926	$812,460	$733,460

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Net Sales. Net sales increased by 8.8%, or $38.0 million, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. Excluding the unfavorable impact of foreign currency, net sales increased by 9.1%, or $39.2 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

Segment Net Sales:

North America

Net sales increased by 8.4%, or $24.0 million. The impact of foreign currency was not material. Net sales of licensed and non-Elizabeth Arden branded products increased by $33.7 million. The increase includes higher net sales of (i) $20.6 million of the brands acquired in the 2012 acquisitions, (ii) $16.2 million due to the launches of Justin Bieber’s Girlfriend, Pink Friday Nicki Minaj and Ed Hardy Skull & Roses fragrances, and (iii) $15.8 million from higher sales of the Juicy Couture and Taylor Swift fragrances. Partially offsetting these increases were lower sales of various other owned and licensed brands, including $8.7 million of lower sales of Mariah Carey, Britney Spears and Curve fragrances. Net sales for Elizabeth Arden branded products decreased by $3.4 million, primarily due to lower net sales of skin care products. Net sales of distributed brands were $6.4 million lower than the prior year period.

International

Net sales increased by 9.8%, or $14.0 million. Excluding the unfavorable impact of foreign currency, net sales increased by 10.9%, or $15.6 million. Net sales for Elizabeth Arden branded products increased by $7.8 million, due to higher sales of skin care and fragrance products. Net sales of licensed and non-Elizabeth Arden branded products increased an aggregate of $6.5 million primarily due to higher sales of Justin Bieber and Taylor Swift fragrances, partially offset by lower sales of $9.1 million of Britney Spears, Mariah Carey and Juicy Couture fragrances. Our international results were led by higher net sales of $8.1 million in Europe and $3.3 million in the Asia Pacific region.

Product Category Net Sales:

Elizabeth Arden Brand

Net sales increased by 3.1%, or $4.4 million, due to higher sales of skin care products and fragrance products. Excluding the unfavorable impact of foreign currency, net sales increased by 3.8%, or $5.4 million. Net sales for skin care products increased by 4.3%, or $2.8 million primarily due to higher sales of Prevage and Visible Difference. Net sales of fragrances increased 2.1%, or $1.3 million, primarily due to higher sales of Red Door fragrances.

Celebrity, Lifestyle, Designer and Other Fragrances

Net sales increased by 11.7%, or $33.6 million. The impact of foreign currency was not material. The increase in net sales includes higher net sales of (i) $26.9 million of brands acquired as part of the 2012 acquisitions, (ii) $23.0 million due to the launches of Justin Bieber’s Girlfriend, Pink Friday Nicki Minaj and Ed Hardy Skull & Roses fragrances, and (iii) $14.1 million from increased sales of Juicy Couture and Taylor Swift fragrances. Partially offsetting these increases were lower sales of various other owned and licensed brands, including $13.6 million of lower sales of Mariah Carey, Britney Spear and Curve fragrances.

Gross Margin. For both the three months ended December 31, 2012 and 2011, gross margins were 50.5%. Gross margin in the current year period was negatively impacted by $5.5 million, or 120 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. Gross margin benefited in the current year period from a higher proportion of basic sales of licensed products, which reflect higher gross margins as compared to distributed brands.

SG&A. Selling, general and administrative expenses increased 10.0%, or $14.8 million, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The increase was due to higher marketing and sales expenses of $21.0 million, partially offset by lower general and administrative expenses of $6.2 million. The increase in marketing and sales expenses was primarily due to higher advertising and sales promotion expenses primarily in support of the recently acquired brands and current fiscal year fragrance launches, higher marketing expenses related to the Elizabeth Arden brand repositioning, and higher royalty expenses due to increased sales of licensed brands. The decrease in general and administrative expenses was principally due to lower payroll and incentive compensation related costs of $3.5 million and the impact of foreign currency translation of our affiliates’ balance sheets as the current year included gains of $0.2 million compared to losses of $2.3 million in the prior year period. Selling, general and administrative expenses for the three months ended December 31, 2012 also included $0.3 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the three months ended December 31, 2012 and 2011, total share-based compensation costs charged against income for all stock plans was $1.4 million and $1.3 million, respectively.

Segment Profit

North America

Segment profit decreased slightly by 0.8% or $0.4 million. The decrease in segment profit was due to higher selling, general and administrative expenses, mostly offset by higher gross profit, as further discussed above.

International

Segment profit increased 29.1% or $5.3 million. The increase in segment profit was due to higher gross profit and lower selling, general and administrative expenses due to currency impacts, as further discussed above.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by 32.6% or $2.3 million, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily due to higher amortization expense related to the 2012 acquisitions.

Interest Expense. Interest expense, net of interest income, increased 11.0%, or $0.6 million, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The increase was due to higher average borrowings under our revolving bank credit facility during the current year period due to the 2012 acquisitions and interest under our second lien credit agreement, which we initially borrowed against on July 2, 2012.

Provision for Income Taxes. The pre-tax income from our domestic and international operations consisted of the following for the three months ended December 31, 2012 and 2011:

(Amounts in thousands)	Three Months Ended
	December 31, 2012	December 31, 2011
Domestic pre-tax income	$30,260	$30,821
Foreign pre-tax income	27,157	25,185

Total income before income taxes	$57,417	$56,006

Effective tax rate	22.0%	24.3%

For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances change during the fiscal year that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred.

The effective tax rate in the current year period was lower as compared to the prior year period due to a shift in the ratio of earnings contributions between jurisdictions. The effective tax rate for the full fiscal year ended June 30, 2012 was 21.9%.

A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our reported effective tax rate for the year ending June 30, 2013 to be approximately 22.5%.

Net Income. Net income for the three months ended December 31, 2012, was $44.8 million compared to $42.4 million for the three months ended December 31, 2011. The increase in net income was primarily due to higher gross profit and a lower effective tax rate in the current year period, partially offset by higher selling, general and administrative expenses.

EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $74.7 million for the three months ended December 31, 2012, includes (i) $1.9 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, and (ii) $3.9 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand repositioning. EBITDA for the three months ended December 31, 2011 was $70.5 million. The increase in EBITDA in the current year of approximately $4.2 million was primarily the result of higher gross profit, partially offset by the higher selling, general and administrative expenses, as discussed above.

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

The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended
	December 31, 2012	December 31, 2011
Net income	$44,809	$42,371
Plus:
Provision for income taxes	12,608	13,635
Interest expense, net	6,424	5,786
Depreciation in cost of sales	1,487	1,601
Depreciation and amortization	9,372	7,070

EBITDA	$74,700	$70,463

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Net Sales. Net sales increased by 10.8%, or $79.0 million, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011. Excluding the unfavorable impact of foreign currency, net sales increased by 12.0%, or $88.1 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

Segment Net Sales:

North America

Net sales increased by 13.0%, or $62.6 million. The impact of foreign currency was not material. Net sales of licensed and non-Elizabeth Arden branded products increased by $76.7 million. The increase includes higher net sales of (i) $43.2 million of the brands acquired in the 2012 acquisitions, (ii) $29.7 million due to the launches of Justin Bieber’s Girlfriend, Pink Friday Nicki Minaj and Ed Hardy Skull & Roses fragrances, and (iii) $29.7 million from higher sales of the Juicy Couture and Taylor Swift fragrances. Partially offsetting these increases were lower sales of various other owned and licensed brands, including $9.5 million of lower sales of Mariah Carey, John Varvatos and Britney Spears fragrances. Net sales for Elizabeth Arden branded products decreased by $6.6 million, primarily due to lower sales of skin care and fragrance products. Net sales of distributed brands were $7.5 million lower than the prior year period.

International

Net sales increased by 6.5%, or $16.4 million. Excluding the unfavorable impact of foreign currency, net sales increased by 10.0%, or $25.5 million. Net sales of licensed and non-Elizabeth Arden branded products increased by and aggregate of $11.4 million primarily due to higher sales of Justin Bieber and Taylor Swift fragrances, partially offset by lower sales of $14.2 million of Britney Spears, Juicy Couture and Mariah Carey fragrances. Net sales for Elizabeth Arden branded products increased by $5.2 million, primarily due to higher sales of fragrance products. Our international results were led by higher net sales of $11.1 million in Europe and $4.4 million in distributor markets.

Product Category Net Sales:

Elizabeth Arden Brand

Net sales decreased by 0.6% or $1.4 million, due to lower sales for skin care and color cosmetic products, partially offset by higher fragrance sales. Excluding the unfavorable impact of foreign currency, net sales increased by 1.7% or $4.4 million. Net sales for skin care products and color cosmetic products decreased by 2.1%, or $2.4 million, and 6.3%, or $2.3 million, respectively, due to our wind down of retailer inventory in the early part of the current fiscal year in advance of the roll-out of the repositioning of the Elizabeth Arden brand. Net sales of fragrances increased 3.2%, or $3.3 million, led by higher sales of Red Door fragrances.

Celebrity, Lifestyle, Designer and Other Fragrances

Net sales increased by 16.9% or $80.4 million. Excluding the unfavorable impact of foreign currency, net sales increased by 17.6% or $83.7 million. The increase in net sales includes higher net sales of (i) $53.6 million of brands acquired as part of the 2012 acquisitions, (ii) $39.1 million due to the launches of Justin Bieber’s Girlfriend, Pink Friday Nicki Minaj and Ed Hardy Skull & Roses fragrances, and (iii) $30.5 million from increased sales of Taylor Swift and Juicy Couture fragrances. Partially offsetting these increases were lower sales of various other owned and licensed brands, including $15.9 million of lower sales of Britney Spears and Mariah Carey fragrances.

Gross Margin. For the six months ended December 31, 2012 and 2011 gross margins were 47.2% and 49.0%, respectively. Gross margin in the current year period was negatively impacted by $20.2 million, or 250 basis points, of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. Gross margin benefited in the current year period from a higher proportion of basic sales of licensed products which reflect higher gross margins as compared to distributed brands.

SG&A. Selling, general and administrative expenses increased 9.7%, or $25.8 million, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011. The increase was due to higher marketing and sales expenses of $35.8 million, partially offset by lower general and administrative expenses of $10.0 million. The increase in marketing and sales expenses was primarily due to higher advertising, media and sales promotion expenses due to higher spend in support of the recently acquired brands and current fiscal year fragrance launches, higher marketing expenses related to the Elizabeth Arden brand repositioning, and higher royalty expenses due to increased sales of licensed brands. The decrease in general and administrative expenses was principally due to lower payroll and incentive compensation related costs of $5.1 million and the impact of foreign currency translation of our affiliates’ balance sheets as the current year included gains of $0.1 million compared to losses of $4.3 million in the prior year period. The six months ended December 31, 2012 also included $0.3 million of transition costs for the 2012 acquisitions and $0.4 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the six months ended December 31, 2012 and 2011, total share-based compensation costs charged against income for all stock plans was $2.8 million and $2.5 million, respectively.

Segment Profit

North America

Segment profit increased 7.2% or $6.0 million. The increase in segment profit was due to higher gross profit, partially offset by higher selling, general and administrative expenses, as further discussed above.

International

Segment profit increased by 31.4% or $4.4 million. The increase in segment profit was due to lower selling, general and administrative expenses due to currency impacts, as further discussed above.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by 34.2% or $4.7 million, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, primarily due to higher amortization expense related to the 2012 acquisitions.

Interest Expense. Interest expense, net of interest income, increased 14.2%, or $1.6 million, for the six months ended December 31, 2012, compared to the six months ended December 31, 2011. The increase was due to higher average borrowings under our revolving bank credit facility during the current year period due to the 2012 acquisitions and interest under our second lien credit agreement which we initially borrowed against on July 2, 2012.

Provision for Income Taxes. The pre-tax income from our domestic and international operations consisted of the following for the six months ended December 31, 2012 and 2011.

(Amounts in thousands)	Six Months Ended
	December 31, 2012	December 31, 2011
Domestic pre-tax income	$24,114	$34,203
Foreign pre-tax income	35,968	33,812

Total income before income taxes	$60,082	$68,015

Effective tax rate	21.8%	24.1%

For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances change during the fiscal year that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction, the effective tax rate is adjusted in the period in which such changes become known. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred.

The effective tax rate in the current year period was lower as compared to the prior year period due to a shift in the ratio of earnings contributions between jurisdictions. The effective tax rate for the full fiscal year ended June 30, 2012 was 21.9%.

A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our reported effective tax rate for the year ending June 30, 2013 to be approximately 22.5%.

Net Income. Net income for the six months ended December 31, 2012, was $47.0 million compared to $51.6 million for the six months ended December 31, 2011. The decrease in the net income was primarily due to higher selling, general and administrative expenses, partially offset by higher gross profit and the lower effective tax rate in the current year period.

EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $94.2 million for the six months ended December 31, 2012, includes (i) $13.2 million of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, (ii) $0.3 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, and (iii) $7.4 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand. EBITDA for the six months ended December 31, 2011 was $95.8 million. The decrease in EBITDA in the current year of approximately $1.6 million was primarily the result of higher selling, general and administrative expenses, mostly offset by higher gross profit, as discussed above.

The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended
	December 31, 2012	December 31, 2011
Net income	$46,993	$51,603
Plus:
Provision for income taxes	13,089	16,412
Interest expense, net	12,622	11,048
Depreciation in cost of sales	3,018	2,944
Depreciation and amortization	18,501	13,788

EBITDA	$94,223	$95,795

The following is a reconciliation of net cash flow (used in) provided by operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended
	December 31, 2012	December 31, 2011
Net cash (used in) provided by operating activities	$(10,888)	$49,169
Changes in assets and liabilities, net of acquisitions	92,306	35,998
Interest expense, net	12,622	11,048
Amortization of senior note offering and credit facility costs	(682)	(621)
Provision for income taxes	13,089	16,412
Deferred income taxes	(9,376)	(13,711)
Amortization of share-based awards	(2,848)	(2,500)

EBITDA	$94,223	$95,795

Liquidity and Capital Resources

The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the six months ended December 31, 2012 and 2011:

(Amounts in thousands)	Six Months Ended
	December 31, 2012	December 31, 2011
Net cash (used in) provided by operating activities	$(10,888)	$49,169
Net cash used in investing activities	(27,072)	(52,990)
Net cash provided by financing activities	24,816	9,164
Net (decrease) increase in cash and cash equivalents	(13,077)	3,490

Operating Activities

Cash (used in) provided by our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash (used in) provided by operating activities for the six months ended December 31, 2012 and 2011:

(Amounts in thousands)	Six Months Ended
	December 31, 2012	December 31, 2011
Net income	$46,993	$51,603
Net adjustments to reconcile net income to net cash (used in) provided by operating activities	34,425	33,564
Net change in assets and liabilities, net of acquisitions (“working capital changes”)	(92,306)	(35,998)

Net cash (used in) provided by operating activities	$(10,888)	$49,169

For the six months ended December 31, 2012, net cash used by operating activities was $10.9 million, as compared to net cash provided by operating activities of $49.2 million for the six months ended December 31, 2011. Net income decreased by $4.6 million and net adjustments to reconcile net income to cash used in operating activities increased by $0.9 million, as compared to the prior year. Working capital changes utilized cash of $92.3 million in the current year period as compared to $36.0 million in the prior year. The increase in cash utilized by working capital changes primarily related to (i) a larger increase in accounts receivable due to the increase in and timing of sales in the current year period, (ii) a smaller increase in accounts payable primarily due to the timing of payments in the prior year, and (iii) higher inventory purchases in the current year primarily due to the brand repositioning for Elizabeth Arden and the requirements for brands acquired in the 2012 acquisitions. These increases in cash utilized by working capital changes were partially offset by higher accruals in the current year period for advertising and promotion activities and royalties.

Investing Activities

The following chart illustrates our net cash used in investing activities for the six months ended December 31, 2012 and 2011:

(Amounts in thousands)	Six Months Ended
	December 31, 2012	December 31, 2011
Additions to property and equipment	$(19,004)	$(9,090)
Acquisition of intangible and other assets	(8,068)	(43,900)

Net cash used in investing activities	$(27,072)	$(52,990)

For the six months ended December 31, 2012, net cash used in investing activities of $27.1 million was composed of (i) $19.0 million of capital expenditures, (ii) $7.6 million associated with a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas, and (iii) $0.5 million for the acquisition of a license for a cosmetic formula. For the six months ended December 31, 2011, net cash used in investing activities of $53.0 million was composed of (i) $9.1 million of capital expenditures, and (ii) $43.9 million related to the August 2011 acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands and the amendment to the license agreement with Liz Claiborne. The increase in capital expenditures for the six months ended December 31, 2012 is primarily due to expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning and tools and dies for new fragrance launches.

Financing Activities

The following chart illustrates our net cash provided by financing activities for the six months ended December 31, 2012 and 2011:

(Amounts in thousands)	Six Months Ended
	December 31, 2012	December 31, 2011
Proceeds from short-term debt	$14,300	$—
Proceeds from the exercise of stock options	4,514	4,062
All other financing activities	6,002	5,102

Net cash provided by financing activities	$24,816	$9,164

For the six months ended December 31, 2012, net cash provided by financing activities was $24.8 million, as compared to $9.2 million for the six months ended December 31, 2011. During the six months ended December 31, 2012, borrowings under our credit facility increased by $14.3 million from a balance of $89.2 million at June 30, 2012. Additionally, during the six months ended December 31, 2012, we borrowed $30 million under our second lien term loan and all of such proceeds were used to reduce outstanding borrowings under our credit facility.( See “Future Liquidity and Capital Needs” below for further information.) During the six months ended December 31, 2011, borrowings under our credit facility remained unchanged from a zero balance at June 30, 2011. Proceeds from the exercise of stock options were $4.5 million in the current year period as compared to $4.1 million in the prior year period.

Interest paid during the six months ended December 31, 2012, included $9.2 million of interest payments on the 7 3/8% senior notes due 2021, $2.1 million of interest paid on the borrowings under our credit facility and $0.6 million of interest paid on our second lien term loan. Interest paid during the six months ended December 31, 2011, included $12.0 million of interest payments on the 7 3/8% senior notes due 2021 and $1.5 million of interest paid on the borrowings under our credit facility.

At December 31, 2012, we had approximately $46.0 million of cash, of which $34.7 million was held outside of the United States, primarily in Switzerland, South Africa and Australia. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended December 31, 2012 did not fall below the applicable threshold noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2012. We were in compliance with all applicable covenants under the credit facility for the quarter ended December 31, 2012.

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

Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an “Applicable Margin” which is determined by reference to a debt service coverage ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate (which is comparable to prime rates). The Applicable Margin charged on LIBOR loans ranges from 1.75% to 2.50% and ranges from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the credit facility. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility and second lien term note are not impacted by credit rating agency actions.

At December 31, 2012, the Applicable Margin under our revolving credit facility was 1.75% for LIBOR loans and 0.25% for base rate loans. The commitment fee on the unused portion of the credit facility at December 31, 2012 was 0.50%. For the six months ended December 31, 2012 and 2011, the weighted average annual interest rate on borrowings under the credit facility was 2.0% and 2.4%, respectively.

At December 31, 2012, we had $73.5 million in borrowings and $3.4 million in letters of credit outstanding under the credit facility. At December 31, 2012, based on eligible accounts receivable and inventory available as collateral, an additional $186.1 million could be borrowed under our credit facility. The borrowing availability under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

In connection with the 2012 acquisition of licenses and certain other assets from New Wave Fragrances LLC and Give Back Brands LLC, on June 12, 2012, we entered into a second lien credit agreement with JPMorgan Chase Bank, N.A. providing us with the ability to borrow up to $30 million on or prior to July 2, 2012. On July 2, 2012 we borrowed $30 million under this term loan and used the proceeds to repay amounts under our credit facility. The term loan is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories, and the interest on borrowings charged under the term loan is either (i) LIBOR plus an applicable margin of 3.75% or (ii) the base rate specified in the term loan (which is comparable to prime rates) plus a margin of 2.75%. The term loan matures on July 2, 2014, but we have the option to prepay all or a portion of the term loan anytime on or after February 1, 2013, provided our borrowing availability under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. At December 31, 2012, we had $30 million in outstanding borrowings under the second lien term loan.

At December 31, 2012, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien term loan to the extent of the collateral securing the credit facility and term loan. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility and the second lien term loan will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements. A deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility or term loan that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under either borrowing facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

As of December 31, 2012, we had repurchased 4,029,201 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $16.63 per share and at a cost of approximately $67.0 million, including sales commissions, leaving approximately $53.0 million available for additional repurchases under the program. There were no share repurchases during the six months ended December 31, 2012 under the common stock repurchase program.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012:

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

•

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations and working capital requirements, and restrictive covenants in our revolving credit facility, second lien term loan and the indenture for our 7 3/8% senior notes;

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

Interest Rate Risk

As of December 31, 2012, we had $73.5 million in borrowings outstanding under our revolving credit facility and $30 million outstanding under our second lien credit agreement. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien term loan are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien credit agreement during the six months ended December 31, 2012, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the six months ended December 31, 2012 would have increased or decreased by approximately $1.7 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 120 countries around the world. During both the three and six months ended December 31, 2012, we derived approximately 38% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

As of December 31, 2012, we had notional amounts of 11.5 million British pounds and 4.4 million Euros under open foreign currency contracts, all of which expire between January 31, 2013 and May 31, 2014 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2012, we had notional amounts under foreign currency contracts of (i) 4.7 million Canadian dollars and 6.6 million Australian dollars used to hedge forecasted cost of sales, and (ii) 20.6 million Swiss francs to hedge forecasted operating costs, all of which expire between January 31, 2013 and May 31, 2014. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2012 from settled contracts was approximately $0.2 million and $0.4 million, respectively. At December 31, 2012, the unrealized gain, net of taxes, associated with these open contracts of approximately $0.2 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 11 to the Notes to Unaudited Consolidated Financial Statements.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. As of December 31, 2012, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended December 31, 2012 was $0.2 million, and the realized loss, net of taxes, recognized during the six months ended December 31, 2012 was $0.6 million, from the settlement of these contracts.

We do not utilize foreign currency contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating currency exchange rates.

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

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated October 27, 2009 (Commission File No. 1-6370)).

4.1	Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.1	Third Amended and Restated Credit Agreement, dated as of January 21, 2011, among Elizabeth Arden, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.2	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated January 23, 2001 (Commission File No. 1-6370)).

10.3	First Amendment to Third Amended and Restated Credit Agreement dated as of June 12, 2012, among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto (incorporated by reference to Exhibit 10.3 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.4	Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.5	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.6	Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.7+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.8+	2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.9+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.10+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

Exhibit Number	Description

10.11+	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10.12+	Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.13 +	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.14 +	Form of Incentive Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.15 +	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.16 +	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.17 +	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18 +	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.19 +	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.20 +	Elizabeth Arden, Inc. Severance Policy, as amended and restated on May 4, 2010 (incorporated herein by reference to Exhibit 10.31 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-6370)).

10.21 +	Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.22 +	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.23+	Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.24 +	Form of Restricted Stock Agreement for service-based stock awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-6370)).

10.25 +	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

10.26 +	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-6370)).

Exhibit Number	Description

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited consolidated balance sheets as of December 31, 2012 and June 30, 2012, (ii) unaudited consolidated statements of income for each the three and six months ended December 31, 2012 and 2011, (iii) unaudited consolidated statements of comprehensive income for each of the three and six months ended December 31, 2012 and 2011, (iv) unaudited consolidated statements of cash flows for the six months ended December 31, 2012 and 2011, respectively, and (v) the notes to the unaudited consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELIZABETH ARDEN, INC.

Date: February 1, 2013	/s/ E. Scott Beattie
E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2013	/s/ Stephen J. Smith
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