Form 10-Q
period 2013-03-31
ELIZABETH ARDEN INC
filed 2013-05-03
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	[ X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2013

Common Stock, $.01 par value per share	29,477,523

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	March 31, 2013	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$31,442	$59,080
Accounts receivable, net	230,757	188,141
Inventories	326,430	291,987
Deferred income taxes	31,853	40,706
Prepaid expenses and other assets	42,279	44,583

Total current assets	662,761	624,497

Property and equipment, net	96,166	89,438
Exclusive brand licenses, trademarks and intangibles, net	301,061	314,502
Goodwill	21,054	21,054
Debt financing costs, net	6,879	7,903
Deferred income taxes	2,206	1,866
Other	14,208	7,494

Total assets	$1,104,335	$1,066,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$116,250	$89,200
Accounts payable - trade	81,099	77,961
Other payables and accrued expenses	85,962	111,518

Total current liabilities	283,311	278,679

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	45,612	56,348

Total long-term liabilities	295,612	306,348

Total liabilities	578,923	585,027

Commitments and contingencies (see Note 9)

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,154,728 and 33,788,871 shares issued, respectively	341	338
Additional paid-in capital	348,604	337,740
Retained earnings	263,074	217,354
Treasury stock (4,676,082 and 4,353,200 shares at cost, respectively)	(87,386)	(74,871)
Accumulated other comprehensive income	779	1,166

Total shareholders' equity	525,412	481,727

Total liabilities and shareholders' equity	$1,104,335	$1,066,754

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net sales	$264,484	$239,279	$1,076,944	$972,739
Cost of goods sold:
Cost of sales	136,643	118,781	562,220	489,548
Depreciation related to cost of goods sold	1,656	906	4,674	3,850

Total cost of goods sold	138,299	119,687	566,894	493,398

Gross profit	126,185	119,592	510,050	479,341

Operating expenses:
Selling, general and administrative	111,597	104,582	404,257	371,480
Depreciation and amortization	10,254	7,645	28,755	21,433

Total operating expenses	121,851	112,227	433,012	392,913

Income from operations	4,334	7,365	77,038	86,428

Interest expense, net	5,893	5,291	18,515	16,339

(Loss) income before income taxes	(1,559)	2,074	58,523	70,089
(Benefit from) provision for income taxes	(286)	(117)	12,803	16,295

Net (loss) income	$(1,273)	$2,191	$45,720	$53,794

Net (loss) income per common share:
Basic	$(0.04)	$0.08	$1.54	$1.85

Diluted	$(0.04)	$0.07	$1.50	$1.79

Weighted average number of common shares:
Basic	29,607	29,116	29,658	29,017

Diluted	29,607	30,069	30,498	29,997

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net (loss) income	$(1,273)	$2,191	$45,720	$53,794

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(2,226)	2,101	(1,157)	(3,536)
Net unrealized cash flow hedging gain (loss) (2)	752	(488)	770	1,544

Total other comprehensive (loss) income, net of tax	(1,474)	1,613	(387)	(1,992)

Comprehensive (loss) income	$(2,747)	$3,804	$45,333	$51,802

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2)

Net of tax expense of $77 for the three months ended March 31, 2013 and net of tax benefit of $101 for the three months ended March 31, 2012. Net of tax expense of $19 and $585 for the nine months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders' Equity
	Shares	Amount	Capital	Earnings	Shares	Amount	Income

Balance as of July 1, 2012	33,789	$338	$337,740	$217,354	(4,353)	$(74,871)	$1,166	$481,727
Issuance of common stock upon exercise of options, net of tax withholdings of $1,444	359	3	3,246	--	--	--	--	3,249
Issuance of common stock for employee stock purchase plan	37	--	1,057	--	--	--	--	1,057
Restricted stock, forfeitures and tax withholdings	(30)	--	(2,748)	--	--	--	--	(2,748)
Amortization of share-based awards	--	--	4,247	--	--	--	--	4,247
Repurchase of common stock	--	--	--	--	(323)	(12,515)	--	(12,515)
Excess tax benefit from share-based awards	--	--	5,062	--	--	--	--	5,062
Net Income	--	--	--	45,720	--	--	--	45,720
Foreign currency translation adjustments	--	--	--	--	--	--	(1,157)	(1,157)
Net unrealized cash flow hedging gain	--	--	--	--	--	--	770	770

Balance as of March 31, 2013	34,155	$341	$348,604	$263,074	(4,676)	$(87,386)	$779	$525,412

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2013	March 31, 2012

Operating Activities:
Net income	$45,720	$53,794
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,429	25,283
Amortization of senior note offering and credit facility costs	1,024	931
Amortization of share-based awards	4,247	3,758
Deferred income taxes	6,371	11,883
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(42,867)	(8,915)
Increase in inventories	(34,763)	(27,323)
Decrease (increase) in prepaid expenses and other assets	2,936	(1,944)
Increase in accounts payable	8,200	19,023
Decrease in other payables, accrued expenses and other liabilities	(33,263)	(26,075)
Other	118	(84)

Net cash (used in) provided by operating activities	(8,848)	50,331

Investing Activities:
Additions to property and equipment	(30,388)	(16,785)
Acquisition of intangibles and other assets	(8,068)	(43,900)

Net cash used in investing activities	(38,456)	(60,685)

Financing Activities:
Proceeds from short-term debt	27,050	--
Repurchase of common stock	(12,515)	--
Proceeds from the exercise of stock options	4,693	5,258
Proceeds from the issuance of common stock under the employee stock purchase plan	1,057	958
Payments of contingent consideration related to acquisition	(4,960)	--
Excess tax benefit from share-based awards	5,085	4,703

Net cash provided by financing activities	20,410	10,919

Effect of exchange rate changes on cash and cash equivalents	(744)	(1,208)

Net decrease in cash and cash equivalents	(27,638)	(643)
Cash and cash equivalents at beginning of period	59,080	58,850

Cash and cash equivalents at end of period	$31,442	$58,207

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$353	$384

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

NOTE 2.    ACCUMULATED OTHER COMPREHENSIVE INCOME

          The Company's accumulated other comprehensive income shown on the accompanying consolidated balance sheets consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains, net of taxes, related to the Company's foreign currency contracts.

          The components of accumulated other comprehensive income were as follows:

(Amounts in thousands	March 31, 2013	June 30, 2012

Cumulative foreign currency translation adjustments	$(160)	$997
Net unrealized hedging gains, net of taxes (1)	939	169

Accumulated other comprehensive income	$779	$1,166

(1)	Net of tax expense of $55 and $35 as of March 31, 2013 and June 30, 2012, respectively.

NOTE 3.    (LOSS) INCOME PER SHARE

          Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net (loss) income per diluted share is similar to basic net (loss) income per share except that the denominator includes potentially dilutive Common Stock equivalents, such as stock options and non-vested restricted stock or restricted stock units. For the three months ended March 31, 2013, diluted loss per share equals basic loss per share as the assumed exercise of stock options, non-vested restricted stock and restricted stock units, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net (loss) income per share:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Basic
Net (loss) income	$(1,273)	$2,191	$45,720	$53,794

Weighted average shares outstanding	29,607	29,116	29,658	29,017

Net (loss) income per basic share	$(0.04)	$0.08	$1.54	$1.85

Diluted
Net (loss) income	$(1,273)	$2,191	$45,720	$53,794

Weighted average shares outstanding	29,607	29,116	29,658	29,017

Potential common shares - treasury method	--	953	840	980

Weighted average shares and potential dilutive common shares	29,607	30,069	30,498	29,997

Net (loss) income per diluted share	$(0.04)	$0.07	$1.50	$1.79

         The following table shows the number of Common Stock equivalents subject to option awards that were outstanding for the three and nine months ended March 31, 2013 and 2012 that were not included in the diluted net (loss) income per share calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Number of shares	830	--	90	--

NOTE 4.    NEW ACCOUNTING STANDARDS AND NEW TAX LEGISLATION

Comprehensive Income

          On July 1, 2012, the Company adopted the updated guidance to Topic 220, Comprehensive Income, issued by the Financial Accounting Standards Board ("FASB"). This update required companies to present comprehensive income in either one or two consecutive financial statements and eliminated the option that permits the presentation of other comprehensive income in the consolidated statement of shareholders' equity. The Company adopted the method of presentation using two consecutive financial statements.

          In January 2013, the FASB issued another update to the guidance in Topic 220. This update does not change the requirements for reporting net income or other comprehensive income in financial statements, but rather improves the transparency of reporting reclassifications out of accumulated other comprehensive income. The new guidance is effective for the Company beginning July 1, 2013, and adoption is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

Testing Indefinite-Lived Intangible Assets for Impairment.

          In July 2012, the FASB issued an update to Codification Topic 350, Intangibles- Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows a company the option to first assess qualitative factors to determine whether it is necessary to perform

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is "more likely than not" that the asset is impaired. The changes to Codification Topic 350 will be effective for the Company beginning July 1, 2013, with early adoption permitted. The Company has the option to adopt the updated guidance in Topic 350 for its annual impairment test to be performed during the fourth quarter of the current fiscal year and adoption of the updated guidance is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

American Taxpayer Relief Act of 2012

          On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and is now scheduled to expire on December 31, 2013. The Company recorded the impact of the extension of the research and development tax credit in the fiscal quarter beginning January 1, 2013. The impact of the extension of such tax credit is expected to result in a net tax benefit of approximately $0.5 million for the fiscal year ending June 30, 2013, of which $0.2 million was recorded as a discrete item in the third quarter of fiscal 2013.

NOTE 5.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2013	June 30, 2012

Raw materials	$67,811	$55,362
Work in progress	18,306	19,650
Finished goods	240,313	216,975

Total	$326,430	$291,987

NOTE 6.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	March 31, 2013	June 30, 2012	June 30, 2012 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	179,408	178,555	13
Exclusive brand trademarks	100,804	100,313	17
Other intangibles (1)	16,000	16,000	20

Exclusive brand licenses, trademarks and intangibles, gross	418,627	417,283

Accumulated amortization:
Exclusive brand licenses and related trademarks	(64,832)	(53,486)
Exclusive brand trademarks	(47,455)	(44,687)
Other intangibles	(5,279)	(4,608)

Exclusive brand licenses, trademarks and intangibles, net	$301,061	$314,502

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

          At March 31, 2013, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at March 31, 2013 did not change from the prior fiscal year end balance as the Company did not record any additions or impairments during the nine months ended March 31, 2013.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Amortization expense was $4.8 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively, and $14.8 million and $7.4 million for the nine months ended March 31, 2013 and 2012, respectively. At March 31, 2013, the Company estimated annual amortization expense for the Company's intangible assets for each of the next five fiscal years to be as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2013	2014	2015	2016	2017

Amortization expense	$4.7	$19.1	$18.5	$17.8	$16.4

NOTE 7.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	March 31, 2013	June 30, 2012

Accrued advertising, promotion and royalties	$32,895	$27,774
Accrued employee-related benefits	14,138	28,288
Accrued value added taxes	6,217	5,017
Accrued interest	1,497	5,819
Other accruals	31,215	44,620

Total other payables and accrued expenses	$85,962	$111,518

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company's average borrowing base capacity during the quarter ended March 31, 2013, did not fall below the applicable threshold noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2013.

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

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on an "Applicable Margin" which is determined by reference to a debt service coverage ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate ("LIBOR") or the base rate (which is comparable to prime rates). The Applicable Margin ranges from 1.75% to 2.50% for LIBOR loans, and from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.0% higher. The Company is required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the Credit Facility.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          At March 31, 2013, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. The commitment fee on the unused portion of the Credit Facility at March 31, 2012 was 0.50%. For both the nine months ended March 31, 2013 and 2012, the weighted average annual interest rate on borrowings under the Credit Facility was 2.1%.

          In connection with the 2012 acquisitions of fragrance licenses and certain other assets from New Wave Fragrances LLC and Give Back Brands LLC, on June 12, 2012, the Company entered into a second lien credit agreement with JPMorgan Chase Bank, N.A. providing the Company with the ability to borrow up to $30 million on or prior to July 2, 2012 (the "Second Lien Facility"). On July 2, 2012, the Company borrowed $30 million under the Second Lien Facility and used the proceeds to repay amounts under the Credit Facility. The Second Lien Facility is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories and the interest on borrowings charged under the Second Lien Facility was either (i) LIBOR plus an applicable margin of 3.75% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 2.75%. The Company had the option to prepay all or a portion of the Second Lien Facility anytime after February 1, 2013, provided the borrowing availability under the Credit Facility was in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. The Second Lien Facility matures on July 2, 2014.

          On February 11, 2013, the Company prepaid all of the amounts outstanding under the Second Lien Facility and amended the Second Lien Facility to allow for borrowings of up to $30 million on a revolving basis until its maturity. The amendment also reduced the interest on borrowings on the Second Lien Facility to (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the Second Lien Facility ranges from 0.25% to 0.375%. To the extent the Company borrows amounts under the Second Lien Facility, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months. At March 31, 2013, the Company had no outstanding borrowings under the Second Lien Facility.

          At March 31, 2013, the Company had $116.3 million in outstanding borrowings and approximately $3.3 million in letters of credit outstanding under the Credit Facility compared with $89.2 million in borrowings and $4.4 million in letters of credit outstanding at June 30, 2012. At March 31, 2013, based on eligible accounts receivable and inventory available as collateral, an additional $77.3 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

          In September, 2012, the Company invested $5.5 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). In November 2012, the Company invested an additional $2.1 million. The investment, which is in the form of a secured convertible note bearing interest at 2%, has been accounted for using the cost method and at March 31, 2013, is included in other assets on the unaudited Consolidated Balance Sheet.  Under the terms of the agreement with Salon Holdings, the Company expects to invest an additional $2.1 million in fiscal 2014. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of March 31, 2013, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company's liquidity.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax return years remains open for the year ended June 30, 2008 and subsequent fiscal years. The Internal Revenue Service ("IRS") began an examination of the Company's U.S. federal tax returns for the years ended June 30, 2008 ("Fiscal 2008") and June 30, 2009 ("Fiscal 2009") during fiscal year 2011 and, in November 2012 issued a Notice of Proposed Adjustment ("NOPA") for Fiscal 2008 and Fiscal 2009 relating to transfer pricing matters. In the NOPA, the IRS proposes increases to the Company's U.S. taxable income for Fiscal 2008 and Fiscal 2009 totaling approximately $29.1 million of additional taxable income, which could be material to the Company's consolidated statements of operations in the period in which resolved unless resolved favorably to the Company. The Company disagrees with the proposed adjustments and intends to vigorously contest them and pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome of any protest, appeals or judicial process, will not have a material adverse effect on the Company's financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has $71 million of U.S. federal operating loss carryforwards as of June 30, 2012 which would be utilized to offset any cash flow impact. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits, but it is not possible to determine either the magnitude or range of any increase or decrease at this time.

          In connection with the acquisition of global licenses and certain assets from Give Back Brands LLC in June 2012, the Company agreed to pay Give Back Brands LLC up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over a three-year period from July 1, 2012 through June 30, 2015. As part of the accounting for the acquisition, the Company had established a liability for the potential payment of $28 million based upon the probability of achieving the specified sales targets. Based on results for the six months ended December 31, 2012, conditions for payment of the first $5 million installment were satisfied, and such installment was paid during the third quarter of fiscal 2013.

          In connection with the acquisition of global licenses and certain assets from New Wave Fragrances, LLC in May 2012, $2 million of the purchase price was retained by the Company and was scheduled to be paid in the third quarter of fiscal 2013, subject to the settlement of certain post-closing adjustments. The full $2 million of the purchase price retained by the Company was offset by post-closing adjustments. Accordingly, no payment was made to New Wave Fragrances, LLC in the third quarter of fiscal 2013.

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

          The Company's long-term debt consists of $250 million aggregate principal amount of its 7 3/8% Senior Notes due 2021 (the "7 3/8% Senior Notes"). At March 31, 2013 and June 30, 2012, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	March 31, 2013	June 30, 2012

7 3/8% Senior Notes due March 2021 (Level 2)	$278,750	$271,875

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012:

(Amounts in thousands)	March 31, 2013		June 30, 2012

	Asset	Liability	Asset	Liability

Level 2	$1,200	$207	$586	$382

Total	$1,200	$207	$586	$382

          See Note 11 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of March 31, 2013, the Company did not have any non-financial assets and liabilities measured at fair value.

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted subsidiaries' revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2013 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of March 31, 2013, the Company had notional amounts of 8.3 million British pounds and 12.5 million Euros under foreign currency contracts used to hedge forecasted revenues, all of which expire between April 30, 2013 and May 31, 2014.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2013 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of March 31, 2013, the Company had notional amounts under foreign currency contracts of (i) 1.1 million Canadian dollars and 1.0 million Australian dollars used to hedge forecasted cost of sales, and (ii) 14.7 million Swiss francs used to hedge forecasted operating costs, all of which expire between April 30, 2013 and May 31, 2014.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and nine months ended March 31, 2013, the Company recorded gains of $0.7 million and $20,000, respectively in selling, general and administrative expenses related to these contracts. For the three and nine months ended March 31, 2012, the Company recorded losses of $0.6 million and a gain of $11,000, respectively, in selling, general and administrative expenses related to these contracts. As of March 31, 2013, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and nine months ended March 31, 2013 or in fiscal 2012 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	March 31, 2013	June 30, 2012

Other assets	$1,200	$586

Other payables	$207	$382

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Currency Contracts - Sales (1)	$28	$102	$(145)	$163
Currency Contracts - Cost of Sales (2)	(25)	(241)	(270)	(805)
Currency Contracts - Selling, General and Administrative Expenses (3)	45	12	15	12

Total (4)	$48	$(127)	$(400)	$(630)

(1)	Recorded in net sales on the consolidated statements of income.

(2)	Recorded in cost of sales on the consolidated statements of income.

(3)	Recorded in selling, general and administrative expenses on the consolidated statements of income.

(4)	Net of tax benefit of $5 and $89 for the three months ended March 31, 2013 and 2012, respectively. Net of tax benefit of $132 and $316 for the nine months ended March 31, 2013 and 2012, respectively.

Net Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)
(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Currency Contracts-Sales	$1,323	$(879)	$897	$(376)
Currency Contracts - Cost of Sales	28	54	53	2,162
Currency Contracts - Selling, General and Administrative Expenses	(647)	464	220	388

Total (1)	$704	$(361)	$1,170	$2,174

(1)

Net of tax expense of $82 for the three months ended March 31, 2013 and net of tax benefit of $12 for the three months ended March 31, 2012. Net of tax expense of $151 and $901 for the nine months ended March 31, 2013 and 2012, respectively.

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

          During the three months ended March 31, 2013, the Company purchased 322,882 shares of Common Stock on the open market under the stock repurchase program at an average price of $38.76 per share and at a cost of $12.5 million, including sales commissions. As of March 31, 2013, the Company had repurchased 4,352,083 shares of Common Stock on the open market under the stock repurchase program, at an average price of $18.27 per share and at a cost of approximately $79.5 million, including sales commissions, leaving approximately $40.5 million available for additional repurchases under the program. The acquisition of these shares by the Company was accounted for under the treasury method.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment (loss) profit by operating segment for the three and nine months ended March 31, 2013 and 2012:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013		March 31, 2012

Segment Net Sales:
North America	$158,746	$145,154	$701,380		$625,215
International	105,738	94,125	375,564		347,524

Total	$264,484	$239,279	$1,076,944		$972,739

Segment Profit (Loss):
North America	$20,998	$20,818	$111,348		$105,133
International	(4,200)	(4,932)	14,070		8,975

Total	$16,798	$15,886	$125,418		$114,108

Reconciliation:
Segment Profit	$16,798	$15,886	$125,418		$114,108
Less:
Depreciation and Amortization	11,910	8,551	33,429		25,283
Interest Expense, net	5,893	5,291	18,515		16,339
Consolidation and Elimination Adjustments	(142)	(30)	726		2,397
Unallocated Corporate Expenses	696 (1)	--	14,225	(2)	--

(Loss) Income Before Income Taxes	$(1,559)	$2,074	$58,523		$70,089

(1)

Amounts for the three months ended March 31, 2013, include $0.6 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. An additional $0.1 million in transition expenses associated with such acquisitions were recorded in selling, general and administrative expenses.

(2)

Amounts for the nine months ended March 31, 2013, include $13.8 million of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. An additional $0.4 million in transition expenses associated with such acquisitions were recorded in selling, general and administrative expenses.

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

          In May 2012, we acquired the global licenses and certain related assets, including inventory, for the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC. Prior to the acquisition, we had been acting as a distributor of the Ed Hardy and True Religion fragrances to certain mid-tier and mass retailers in the North America. In June 2012, we also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands LLC. Both of these transactions were accounted for as business combinations. Through the nine months ended March 31, 2013, we have incurred pre-tax transition and other expenses related to the New Wave LLC and Give Back Brands LLC acquisitions in fiscal 2013 of approximately $14.2 million ($6.4 million of which did not require the use of cash in the current fiscal year), and no additional such expenses are expected to be recorded during the remainder of fiscal 2013. These expenses primarily result from inventory purchased by us at a higher cost prior to the acquisitions, and other non-recurring expenses.

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

         We are in the process of a comprehensive brand repositioning for the Elizabeth Arden brand, which is designed to honor the heritage of the brand while modernizing the brand's presentation and increasing its relevance among target consumers. The brand repositioning includes a revised product assortment, improved product formulations, package redesign, counter redesign, new advertising and marketing vehicles, and enhanced beauty advisor support. The initial roll-out was limited to a number of flagship retail doors. We began shipping the new product assortment to retailers in June 2012 and replaced most of such flagship retail counters with the new counters during the second quarter of fiscal 2013. During the remainder of fiscal 2013, we plan to substantially complete the process of introducing our new product assortment to our prestige retail customers, and to also extend elements of the new advertising, marketing and beauty advisor programs to the next tier of approximately 200 retail doors globally. We expect to extend elements of the new advertising, marketing and beauty advisor programs to additional retail doors beyond fiscal 2013. Based on the results of the initial roll-out and plans for a more broad-based global roll-out, we may incur costs, expenses and capital expenditures in future periods that could be material to those periods. The specific facts and circumstances of the global roll- out will impact the timing and amount of any such costs, expenses and capital expenditures. Through the nine months ended March 31, 2013, we have incurred pre-tax non-recurring charges of $10.2 million associated with the Elizabeth Arden brand repositioning resulting from product assortment changes, and we currently expect to incur an additional $1.5 million of such costs in the fourth quarter of fiscal 2013.

          In September, 2012, we invested $5.5 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. In November 2012, we invested an additional $2.1 million. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. The investment, which is in the form of a secured convertible note bearing interest at 2%, has been accounted for using the cost method and at March 31, 2013, is included in other assets on our unaudited consolidated balance sheet. Under the terms of the agreement with Salon Holdings, we expect to invest an additional $2.1 million in fiscal 2014.

          We continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency, and (iii) leveraging our overhead structure by increasing sales of our International segment. For fiscal 2013, we expect our gross margins to be approximately 130 to 170 basis points below our fiscal 2012 gross margins, including an estimated negative impact of 190 basis points for costs associated with the Elizabeth Arden brand repositioning and the 2012 acquisitions. This 190 basis point gross margin impact represents a year over year increase of 150 basis points relating to these costs.

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

Foreign Currency Contracts

          We operate in several foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of our foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency contracts. We also enter into cash flow hedges for a portion of our forecasted inventory purchases to reduce the exposure of our Canadian and Australian subsidiaries' cost of sales to such fluctuations, as well as cash flow hedges for a portion of our subsidiaries' forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. We do not enter into derivative financial contracts for speculative or trading purposes.

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2013 or in fiscal 2012 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The table below summarizes the effect of the pre-tax gain (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three and nine months ended March 31, 2013 and 2012.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net Sales	$30	$113	$(160)	$180
Cost of Sales	(37)	(342)	(388)	(1,140)
Selling, general and administrative	778	(580)	36	3

Total pre-tax gain (loss)	$771	$(809)	$(512)	$(957)

American Taxpayer Relief Act of 2012

          On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and is now scheduled to expire on December 31, 2013. We were required to record the impact of the extension of the research and development tax credit in the fiscal quarter beginning January 1, 2013. The impact of the extension of such tax credit is expected to result in a net tax benefit of approximately $0.5 million for the fiscal year ending June 30, 2013, of which $0.2 million was recorded as a discrete item in the third quarter of fiscal 2013.

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2013 and 2012. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended

	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012

Net sales	$264,484	100.0%	$239,279	100.0%	$1,076,944	100.0%	$972,739	100.0%
Cost of sales	136,643	51.7	118,781	49.6	562,220	52.2	489,548	50.3
Depreciation in cost of sales	1,656	0.6	906	0.4	4,674	0.4	3,850	0.4
Gross profit (1)	126,185	47.7	119,592	50.0	510,050	47.4	479,341	49.3
Selling, general and administrative expenses	111,597	42.2	104,582	43.7	404,257	37.6	371,480	38.2
Depreciation and amortization	10,254	3.9	7,645	3.2	28,755	2.7	21,433	2.2
Income from operations (1)	4,334	1.6	7,365	3.1	77,038	7.1	86,428	8.9
Interest expense, net	5,893	2.2	5,291	2.2	18,515	1.7	16,339	1.7
(Loss) income before income taxes	(1,559)	(0.6)	2,074	0.9	58,523	5.4	70,089	7.2
(Benefit from) provision for income taxes	(286)	--	(117)	--	12,803	1.2	16,295	1.7
Net (loss) income	(1,273)	(0.5)	2,191	0.9	45,720	4.2	53,794	5.5

Other data
EBITDA and EBITDA margin (2)	$16,244	6.1%	$15,916	6.7%	$110,467	10.3%	$111,711	11.5%

(1)

For the three months ended March 31, 2013, gross profit includes $0.6 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, and $2.8 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.1 million in transition costs associated with the 2012 acquisitions and $0.1 million of non-recurring product changeover expenses, related to the repositioning of the Elizabeth Arden brand that were recorded in selling, general and administrative expenses. For the nine months ended March 31, 2013, gross profit includes $13.8 million of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, and $9.7 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.4 million in transition costs associated with the 2012 acquisitions and $0.5 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand that were recorded in selling, general and administrative expenses.

(2)

For a definition of EBITDA and a reconciliation of net income (loss) to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 and under Nine Months Ended March 31, 2013 compared to Nine Months Ended March 31, 2012. EBITDA margin represents EBITDA divided by net sales.

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

          The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the three and nine months ended March 31, 2013 and 2012 and reflects the basis of presentation described in Note 13 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013		March 31, 2012

Segment Net Sales:
North America	$158,746	$145,154	$701,380		$625,215
International	105,738	94,125	375,564		347,524

Total	$264,484	$239,279	$1,076,944		$972,739

Segment Profit (Loss):
North America	$20,998	$20,818	$111,348		$105,133
International	(4,200)	(4,932)	14,070		8,975
Less:
Depreciation and Amortization	11,910	8,551	33,429		25,283
Interest Expense, net	5,893	5,291	18,515		16,339
Consolidation and Elimination Adjustments	(142)	(30)	726		2,397
Unallocated Corporate Expenses (1)	696 (1)	--	14,225	(2)	--

Income Before Income Taxes	$(1,559)	$2,074	$58,523		$70,089

(1)

Amounts for the three months ended March 31, 2013, include $0.6 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. An additional $0.1 million in transition expenses associated with such acquisitions were recorded in selling, general and administrative expenses.

(2)

Amounts for the nine months ended March 31, 2013, include $13.8 million of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. In addition, included in selling, general and administrative expenses are $0.4 million in transition expenses associated with such acquisitions.

          In light of the repositioning of the Elizabeth Arden brand commencing in fiscal 2013, we are providing the following additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net Sales:
Elizabeth Arden Brand	$106,239	$106,082	$362,675	$363,948
Celebrity, Lifestyle, Designer and Other Fragrances	158,245	133,197	714,269	608,791

Total	$264,484	$239,279	$1,076,944	$972,739

      Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

          Net Sales.    Net sales increased by 10.5%, or $25.2 million, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Excluding the unfavorable impact of foreign currency, net sales increased by 11.2%, or $26.9 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales increased by 9.4%, or $13.6 million. The impact of foreign currency was not material. Net sales of licensed and non-Elizabeth Arden branded products increased by $16.6 million. The increase includes higher net sales of $10.8 million of the brands acquired in the 2012 acquisitions and $9.8 million due to the launches of Pink Friday Nicki Minaj, Justin Bieber's Girlfriend and Ed Hardy Skull & Roses fragrances. Partially offsetting these increases were lower sales of Britney Spears fragrances. Net sales for Elizabeth Arden branded products increased by $1.0 million, due to higher net sales of color cosmetic products. Net sales of distributed brands were $4.1 million lower than the prior year period.

International

          Net sales increased by 12.3%, or $11.6 million. Excluding the unfavorable impact of foreign currency, net sales increased by 13.9%, or $13.0 million. Net sales of licensed and non-Elizabeth Arden branded products increased an aggregate of $13.3 million primarily due to higher sales of Britney Spears, Justin Bieber and Nicki Minaj fragrances. Net sales for Elizabeth Arden branded products decreased by $0.9 million, due to lower sales of fragrance products, partially offset by higher sales of color cosmetic and skin care products. Our international results were led by higher net sales of $6.8 million in Europe and $3.9 million in distributor markets.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales were relatively flat as higher sales of color cosmetic products were primarily offset by lower sales of fragrances. Excluding the unfavorable impact of foreign currency, net sales increased by 0.7%, or $0.7 million. Net sales for color cosmetic products increased by 17.3%, or $2.7 million and net sales of fragrances decreased 5.1%, or $2.1 million.

Celebrity, Lifestyle, Designer and Other Fragrances

          Net sales increased by 18.8%, or $25.0 million. Excluding the unfavorable impact of foreign currency, net sales increased by 19.6%, or $26.1 million. The increase includes higher net sales of (i) $14.7 million due to the launches of Pink Friday Nicki Minaj, Justin Bieber's Girlfriend and Ed Hardy Skull & Roses fragrances, (ii) $13.7 million of brands acquired as part of the 2012 acquisitions, and (iii) $5.5 million from increased sales of John Varvatos, Taylor Swift and Juicy Couture fragrances. Partially offsetting these increases were $4.2 million of lower sales of distributed brands as well as lower sales of various other owned and licensed brands, including $2.9 million of lower sales of Britney Spears and Curve fragrances.

          Gross Margin.    For the three months ended March 31, 2013 and 2012 gross margins were 47.7% and 50.0%, respectively. Gross margin in the current year period was negatively impacted by $3.4 million, or 130 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. Gross margin also was negatively impacted in the current year period by higher discounts and allowances and higher freight costs.

          SG&A.   Selling, general and administrative expenses increased 6.7%, or $7.0 million, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase was due to higher marketing and sales expenses of $12.2 million, partially offset by lower general and administrative expenses of $5.2 million. The increase in marketing and sales expenses was primarily due to higher advertising expenses primarily in support of the recently acquired brands and current fiscal year fragrance launches, higher marketing expenses related to the Elizabeth Arden brand repositioning, and higher royalty expenses due to increased sales of licensed brands. The decrease in general and administrative expenses was principally due to lower incentive compensation related costs of $7.8 million. The impact of foreign currency translation of our affiliates' balance sheets for the three months ended March 31, 2013 were losses of $0.8 million compared to gains of $0.2 million in the prior year period. Selling, general and administrative expenses for the three months ended March 31, 2013 also included $0.1 million of transition costs for the 2012 acquisitions and $0.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the three months ended March 31, 2013 and 2012, total share-based compensation costs charged against income for all stock plans was $1.4 million and $1.3 million, respectively.

Segment Profit

North America

          Segment profit increased slightly by 0.8% or $0.2 million. The increase in segment profit was due to higher gross profit, mostly offset by higher selling, general and administrative expenses, as further discussed above.

International

          Segment loss decreased by 14.8% or $0.7 million. The decrease in segment loss was due to higher gross profit, partially offset by higher selling, general and administrative expenses, as further discussed above.

          Depreciation and Amortization Expense.    Depreciation and amortization expense increased by 34.1% or $2.6 million, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to higher amortization expense related to the 2012 acquisitions and higher depreciation expense for in-store counters and displays primarily related to the Elizabeth Arden brand repositioning.

          Interest Expense.    Interest expense, net of interest income, increased 11.4%, or $0.6 million, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase was due to higher average borrowings under our revolving bank credit facility during the current year period due to the 2012 acquisitions.

          Provision for Income Taxes.   The pre-tax (loss) income from our domestic and international operations consisted of the following for the three months ended March 31, 2013 and 2012:

(Amounts in thousands)	Three Months Ended

	March 31, 2013	March 31, 2012

Domestic pre-tax loss	$(4,827)	$(4,695)
Foreign pre-tax income	3,268	6,769

Total (loss) income before income taxes	$(1,559)	$2,074

Effective tax rate	18.3%	5.6%

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

          The effective tax rate in the current year period was higher as compared to the prior year period due to a decrease in foreign operating income and a shift in the ratio of earnings contributions between foreign jurisdictions. In addition, during the third quarter of fiscal 2013, we recorded a discrete tax benefit of $0.2 million as a result of the American Taxpayer Relief Act of 2012, which was essentially offset by other discrete tax adjustments resulting from changes in estimates. The effective tax rate for the full fiscal year ended June 30, 2012 was 21.9%.

          A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our reported effective tax rate for the year ending June 30, 2013 to be approximately 23.0%.

          Net (Loss) Income.    Net loss for the three months ended March 31, 2013, was $1.3 million compared to net income of $2.2 million for the three months ended March 31, 2012. The decrease in net income was primarily due to higher selling, general and administrative expenses and depreciation and amortization expense in the current year period.

- 24

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $16.2 million for the three months ended March 31, 2013, includes (i) $0.6 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, (ii) $0.1 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, and (iii) $2.9 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand repositioning. EBITDA for the three months ended March 31, 2012 was $15.9 million. The increase in EBITDA in the current year of approximately $0.3 million was primarily the result of higher gross profit, mostly offset by the higher selling, general and administrative expenses, as discussed above.

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

          The following is a reconciliation of net (loss) income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2013	March 31, 2012

Net (loss) income	$(1,273)	$2,191
Plus:
Benefit from income taxes	(286)	(117)
Interest expense, net	5,893	5,291
Depreciation in cost of sales	1,656	906
Depreciation and amortization	10,254	7,645

EBITDA	$16,244	$15,916

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

          Net Sales.    Net sales increased by 10.7%, or $104.2 million, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012. Excluding the unfavorable impact of foreign currency, net sales increased by 11.8%, or $114.9 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales increased by 12.2%, or $76.2 million. The impact of foreign currency was not material. Net sales of licensed and non-Elizabeth Arden branded products increased by $93.4 million. The increase includes higher net sales of (i) $54.0 million of the brands acquired in the 2012 acquisitions, (ii) $39.5 million due to the launches of Pink Friday Nicki Minaj, Justin Bieber's Girlfriend and Ed Hardy Skull & Roses fragrances, and (iii) $32.7 million from higher sales of the Juicy Couture and Taylor Swift fragrances. Partially offsetting these increases were lower sales of various other owned and licensed brands, including $12.5 million of lower sales of Britney Spears and Mariah Carey fragrances. Net sales for Elizabeth Arden branded products decreased by $5.6 million, primarily due to lower sales of skin care products. Net sales of distributed brands were $11.6 million lower than the prior year period.

International

          Net sales increased by 8.1%, or $28.0 million. Excluding the unfavorable impact of foreign currency, net sales increased by 11.1%, or $38.5 million. Net sales of licensed and non-Elizabeth Arden branded products increased an aggregate of $24.7 million primarily due to higher sales of Justin Bieber, Taylor Swift and John Varvatos fragrances, partially offset by lower sales of $9.7 million of Juicy Couture, Britney Spears and Mariah Carey fragrances. Net sales for Elizabeth Arden branded products increased by $4.3 million due to higher sales of skin care and fragrance products. Our international results were led by higher net sales of $17.9 million in Europe and $8.3 million in distributor markets.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales decreased by 0.3% or $1.3 million, due to lower sales of skin care products, partially offset by higher fragrance sales. Excluding the unfavorable impact of foreign currency, net sales increased by 1.4% or $5.1 million. Net sales for skin care products decreased by 1.7%, or $2.9 million due primarily to our wind down of retailer inventory in the early part of the current fiscal year in advance of the roll-out of the repositioning of the Elizabeth Arden brand. Net sales of fragrances increased 0.9%, or $1.3 million, led by higher sales of Red Door fragrances.

Celebrity, Lifestyle, Designer and Other Fragrances

          Net sales increased by 17.3% or $105.5 million. Excluding the unfavorable impact of foreign currency, net sales increased by 18.0% or $109.8 million. The increase includes higher net sales of (i) $67.2 million of brands acquired as part of the 2012 acquisitions, (ii) $53.8 million due to the launches of Justin Bieber's Girlfriend, Pink Friday Nicki Minaj and Ed Hardy Skull & Roses fragrances, and (iii) $34.0 million from increased sales of Taylor Swift and Juicy Couture fragrances. Partially offsetting these increases were lower sales of various other owned and licensed brands, including $16.4 million of lower sales of Britney Spears and Mariah Carey fragrances, as well as $11.9 million of lower sales of distributed brands.

          Gross Margin.    For the nine months ended March 31, 2013 and 2012 gross margins were 47.4% and 49.3%, respectively. Gross margin in the current year period was negatively impacted by $23.5 million, or 210 basis points, of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. Gross margin benefited in the current year period from a higher proportion of basic sales of licensed products, which reflect higher gross margins as compared to distributed brands.

          SG&A.    Selling, general and administrative expenses increased 8.8%, or $32.8 million, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012. The increase was due to higher marketing and sales expenses of $47.9 million, partially offset by lower general and administrative expenses of $15.1 million. The increase in marketing and sales expenses was primarily due to higher advertising, media and sales promotion expenses due to higher spend in support of the recently acquired brands and current fiscal year fragrance launches, higher marketing expenses related to the Elizabeth Arden brand repositioning, and higher royalty expenses due to increased sales of licensed brands. The decrease in general and administrative expenses was principally due to lower incentive compensation related costs of $11.6 million and the impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $0.7 million compared to losses of $4.0 million in the prior year period. The nine months ended March 31, 2013 also included $0.4 million of transition costs for the 2012 acquisitions and $0.5 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the nine months ended March 31, 2013 and 2012, total share-based compensation costs charged against income for all stock plans was $4.2 million and $3.8 million, respectively.

Segment Profit

North America

       Segment profit increased 5.9% or $6.2 million. The increase in segment profit was due to higher gross profit, partially offset by higher selling, general and administrative expenses, as further discussed above.

International

      Segment profit increased by 56.8% or $5.1 million. The increase in segment profit was due to higher gross profit, partially offset by higher selling, general and administrative expenses, as further discussed above.

          Depreciation and Amortization Expense.    Depreciation and amortization expense increased by 34.2% or $7.3 million, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, primarily due to higher amortization expense related to the 2012 acquisitions and higher depreciation expense for in-store counters and displays primarily related to the Elizabeth Arden brand repositioning.

          Interest Expense.    Interest expense, net of interest income, increased 13.3%, or $2.2 million, for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012. The increase was due to higher average borrowings under our revolving bank credit facility during the current year period due to the 2012 acquisitions and interest under our second lien credit agreement which we initially borrowed against on July 2, 2012.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the nine months ended March 31, 2013 and 2012:

(Amounts in thousands)	Nine Months Ended

	March 31, 2013	March 31, 2012

Domestic pre-tax income	$19,287	$29,509
Foreign pre-tax income	39,236	40,580

Total income before income taxes	$58,523	$70,089

Effective tax rate	21.9%	23.2%

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

         The effective tax rate in the current year period was lower as compared to the prior year period due to a decrease in domestic operating income and a shift in the ratio of earnings contributions between foreign jurisdictions. The results for the nine months ended March 31, 2013 include a discrete tax benefit of $0.2 million as a result of the American Taxpayer Relief Act of 2012, which was essentially offset by other discrete tax adjustments resulting from changes in estimates. The effective tax rate for the full fiscal year ended June 30, 2012 was 21.9%.

          A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our reported effective tax rate for the year ending June 30, 2013 to be approximately 23.0%.

          Net Income.    Net income for the nine months ended March 31, 2013, was $45.7 million compared to $53.8 million for the nine months ended March 31, 2012. The decrease in the net income was primarily due to higher selling, general and administrative expenses and higher depreciation and amortization expense, partially offset by higher gross profit and the lower effective tax rate in the current year period.

          EBITDA.    EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $110.5 million for the nine months ended March 31, 2013, includes (i) $13.8 million of inventory-related costs ($6.4 million of which did not require the use of cash in the current period) recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, (ii) $0.4 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, and (iii) $10.2 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand. EBITDA for the nine months ended March 31, 2012 was $111.7 million. The decrease in EBITDA in the current year of approximately $1.2 million was primarily the result of higher selling, general and administrative expenses, mostly offset by higher gross profit, as discussed above.

          The following is a reconciliation of net income, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2013	March 31, 2012

Net income	$45,720	$53,794
Plus:
Provision for income taxes	12,803	16,295
Interest expense, net	18,515	16,339
Depreciation in cost of sales	4,674	3,850
Depreciation and amortization	28,755	21,433

EBITDA	$110,467	$111,711

          The following is a reconciliation of net cash flow (used in) provided by operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2013	March 31, 2012

Net cash (used in) provided by operating activities	$(8,848)	$50,331
Changes in assets and liabilities, net of acquisitions	99,639	45,318
Interest expense, net	18,515	16,339
Amortization of senior note offering and credit facility costs	(1,024)	(931)
Provision for income taxes	12,803	16,295
Deferred income taxes	(6,371)	(11,883)
Amortization of share-based awards	(4,247)	(3,758)

EBITDA	$110,467	$111,711

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the nine months ended March 31, 2013 and 2012:

(Amounts in thousands)	Nine Months Ended

	March 31, 2013	March 31, 2012

Net cash (used in) provided by operating activities	$(8,848)	$50,331
Net cash used in investing activities	(38,456)	(60,685)
Net cash provided by financing activities	20,410	10,919
Net decrease in cash and cash equivalents	(27,638)	(643)

Operating Activities

          Cash (used in) provided by our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash (used in) provided by operating activities for the nine months ended March 31, 2013 and 2012:

(Amounts in thousands)	Nine Months Ended

	March 31, 2013	March 31, 2012

Net income	$45,720	$53,794
Net adjustments to reconcile net income to net cash provided by operating activities	45,071	41,855
Net change in assets and liabilities, net of acquisition ("working capital changes")	(99,639)	(45,318)

Net cash (used in) provided by operating activities	$(8,848)	$50,331

          For the nine months ended March 31, 2013, net cash used by operating activities was $8.8 million, as compared to net cash provided by operating activities of $50.3 million for the nine months ended March 31, 2012. Net income decreased by $8.1 million and net adjustments to reconcile net income to cash used in operating activities increased by $3.2 million, as compared to the prior year. Working capital changes utilized cash of $99.6 million in the current year period as compared to $45.3 million in the prior year. The increase in cash utilized by working capital changes primarily related to (i) a larger increase in accounts receivable due to the increase in and timing of sales in the current year period, (ii) a larger aggregate decrease in accounts payable and other accrued liabilities primarily due to the timing of payments, and (iii) higher inventory purchases in the current year primarily due to the brand repositioning for Elizabeth Arden and the requirements for brands acquired in the 2012 acquisitions.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the nine months ended March 31, 2013 and 2012:

(Amounts in thousands)	Nine Months Ended

	March 31, 2013	March 31, 2012

Additions to property and equipment	$(30,388)	$(16,785)
Acquisition of intangible and other assets	(8,068)	(43,900)

Net cash used in investing activities	$(38,456)	$(60,685)

          For the nine months ended March 31, 2013, net cash used in investing activities of $38.5 million was composed of (i) $30.4 million of capital expenditures, (ii) $7.6 million associated with a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas, and (iii) $0.5 million for the acquisition of a license for a cosmetic formula. For the nine months ended March 31, 2012, net cash used in investing activities of $60.7 million was composed of (i) $16.8 million of capital expenditures, and (ii) $43.9 million related to the August 2011 acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands and the amendment to the license agreement with Liz Claiborne.  The increase in capital expenditures for the nine months ended March 31, 2013 is primarily due to expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning and tools and molds for new fragrance launches.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the nine months ended March 31, 2013 and 2012:

(Amounts in thousands)	Nine Months Ended

	March 31, 2013	March 31, 2012

Proceeds from short-term debt	$27,050	$--
Repurchase of common stock	(12,515)	--
Proceeds from the exercise of stock options	4,693	5,258
Payments of contingent consideration related to acquisition	(4,960)	--
All other financing activities	6,142	5,661

Net cash provided by financing activities	$20,410	$10,919

          For the nine months ended March 31, 2013, net cash provided by financing activities was $20.4 million, as compared to $10.9 million for the nine months ended March 31, 2012. During the nine months ended March 31, 2013, borrowings under our credit facility increased by $27.1 million from a balance of $89.2 million at June 30, 2012. During the nine months ended March 31, 2012, borrowings under our credit facility remained unchanged from a zero balance at June 30, 2011. For the nine months ended March 31, 2013, repurchases of common stock totaled $12.5 million and payments of contingent consideration related to the fiscal 2012 acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $5.0 million. Proceeds from the exercise of stock options were $4.7 million in the current year period as compared to $5.3 million in the prior year period.

          Interest paid during the nine months ended March 31, 2013, included $18.4 million of interest payments on the 7 3/8% senior notes due 2021, $2.7 million of interest paid on the borrowings under our credit facility and $0.7 million of interest paid on our second lien term loan. Interest paid during the nine months ended March 31, 2012, included $21.2 million of interest payments on the 7 3/8% senior notes due 2021 and $1.7 million of interest paid on the borrowings under our credit facility.

          At March 31, 2013, we had approximately $31.4 million of cash, of which $22.5 million was held outside of the United States, primarily in South Africa and Switzerland. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          We have a $300 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. See Note 8 to the Unaudited Notes to Consolidated Financial Statements. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility was amended in June 2012 to allow for the contingent consideration that may become payable with respect to the acquisition of certain assets of Give Back Brands LLC and to allow for the second lien facility further discussed below. The credit facility expires in January 2016.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended March 31, 2013 did not fall below the applicable threshold noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2013. We were in compliance with all applicable covenants under the credit facility for the quarter ended March 31, 2013.

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

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an "Applicable Margin" which is determined by reference to a debt service coverage ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate (which is comparable to prime rates). The Applicable Margin ranges from 1.75% to 2.50% for LIBOR loans and from 0.25% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee ranging from 0.375% to 0.50% based on the quarterly average unused portion of the credit facility. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility and second lien facility are not impacted by credit rating agency actions.

- 30

-

          At March 31, 2013, the Applicable Margin under our revolving credit facility was 1.75% for LIBOR loans and 0.25% for base rate loans. The commitment fee on the unused portion of the credit facility at March 31, 2013 was 0.50%. For both the nine months ended March 31, 2013 and 2012, the weighted average annual interest rate on borrowings under the credit facility was 2.1%.

          In connection with the 2012 acquisitions of fragrance licenses and certain other assets from New Wave Fragrances LLC and Give Back Brands LLC, on June 12, 2012, the Company entered into a second lien facility agreement with JPMorgan Chase Bank, N.A. providing us with the ability to borrow up to $30 million on or prior to July 2, 2012. On July 2, 2012, we borrowed $30 million under this facility agreement and used the proceeds to repay amounts under our credit facility. The second lien facility is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories and the interest on borrowings charged under the second lien facility was either (i) LIBOR plus an applicable margin of 3.75% or (ii) the base rate specified in the second lien facility (which is comparable to prime rates) plus a margin of 2.75%. We had the option to prepay all or a portion of the second lien facility anytime after February 1, 2013, provided the borrowing base capacity under the credit facility was in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. The second lien facility matures on July 2, 2014.

          On February 11, 2013 we prepaid all of the amounts outstanding under the second lien facility and amended the second lien facility to allow for borrowings of up to $30 million on a revolving basis until its maturity. The amendment also reduced the interest on borrowings on the second lien facility to (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the second lien facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the second lien facility ranges from 0.25% to 0.375%. To the extent we borrow amounts under the second lien facility, we have the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. At March 31, 2013, we had no outstanding borrowings under the second lien facility.

          At March 31, 2013, we had $116.3 million in borrowings and $3.3 million in letters of credit outstanding under the credit facility. At March 31, 2013, based on eligible accounts receivable and inventory available as collateral, an additional $77.3 million in the aggregate could be borrowed under our credit facility and our second lien facility. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At March 31, 2013, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and the second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

          Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility and the second lien facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements. A deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the credit facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility or the second lien facility that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under either borrowing facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

          During the three months ended March 31, 2013, we purchased 322,882 shares of common stock on the open market under the stock repurchase program at an average price of $38.76 per share and at a cost of $12.5 million, including sales commissions. As of March 31, 2013, we had repurchased 4,352,083 shares of common stock on the open market under the stock repurchase program, at an average price of $18.27 per share and at a cost of approximately $79.5 million, including sales commissions, leaving approximately $40.5 million available for additional repurchases under the program. The acquisition of these shares by us was accounted for under the treasury method.

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

*

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations and working capital requirements, and restrictive covenants in our revolving credit facility, second lien facility and the indenture for our 7 3/8% senior notes;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2013, we had $116.3 million in borrowings outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien term facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the nine months ended March 31, 2013, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the nine months ended March 31, 2013 would have increased or decreased by approximately $2.2 million. See Note 8 to the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Risk

          We sell our products in approximately 120 countries around the world. During the three and nine months ended March 31, 2013, we derived approximately 46% and 40%, respectively of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S.

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

          As of March 31, 2013, we had notional amounts of 8.3 million British pounds and 12.5 million Euros under open foreign currency contracts, all of which expire between April 30, 2013 and May 31, 2014 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2013, we had notional amounts under foreign currency contracts of (i) 1.1 million Canadian dollars and 1.0 million Australian dollars used to hedge forecasted cost of sales, and (ii) 14.7 million Swiss francs used to hedge forecasted operating costs, all of which expire between April 30, 2013 and May 31, 2014. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized gain, net of taxes, recognized during the three months ended March 31, 2013 from settled contracts was $48,000 and the realized loss, net of taxes recognized during the nine months ended March 31, 2013 from settled contracts was approximately $0.4 million. At March 31, 2013, the unrealized gain, net of taxes, associated with these open contracts of approximately $0.9 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 11 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of March 31, 2013, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three and nine months ended March 31, 2013 were $0.6 million and $23,000, respectively, from the settlement of these contracts.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended March 31, 2013.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2013 through January 31, 2013	--	$ N/A	--	$53,002,474

February 1, 2013 through February 28, 2013	227,000	$38.84	227,000	$44,185,531

March 1, 2013 through March 31, 2013	95,882	$38.57	95,882	$40,487,332

Totals	322,882	$18.27	322,882	$40,487,332

(1)

On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. On August 7, 2012, our board of directors approved an extension of the stock repurchase program through November 30, 2014. All shares purchased during the quarter ended March 31, 2013 were purchased on the open market.

(2)		Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

ITEM 5.    OTHER INFORMATION

          On March 11, 2013, the compensation committee of our board of directors authorized the payment of certain compensation and benefits to Ms. Kathleen Widmer, our Executive Vice President and Chief Marketing Officer, as a retention incentive. The authorized compensation and benefits consist of (i) payment of a lump sum cash retention award of approximately $636,000, which award is subject to repayment in full (a) should Ms. Widmer no longer be employed by us prior to June 30, 2018 (other than after a change of control of our company), or (b) should she fail to comply with certain non-competition and non-solicitation obligations prior to June 30, 2018; (ii) payment of a monthly housing allowance of $5,000 per month, retroactive to July 1, 2012 and continuing through June 30, 2017; and (iii) reimbursement of certain relocation expenses and related taxes, including moving and temporary housing expenses, associated with Ms. Widmer's relocation to a home closer to our New York office.

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

10.5 *	First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A.

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

10.8+

2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.9+

2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.10+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.11+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.12+

2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

Exhibit Number	Description

10.13+

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

10.21 +

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

10.23 +

Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.24 +

Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.25 +

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

10.27 +

Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-6370)).

10.28 +*	Letter Agreement between Elizabeth Arden, Inc. and Kathleen Widmer, dated March 19, 2013, regarding 2013 retention payment.

Exhibit Number	Description

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited consolidated balance sheets as of March 31, 2013 and June 30, 2012, (ii) unaudited consolidated statements of operations for each the three and nine months ended March 31, 2013 and 2012, (iii) unaudited consolidated statements of comprehensive (loss) income for each of the three and nine months ended March 31, 2013 and 2012, (iv) unaudited consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012, respectively, and (v) the notes to the unaudited consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: May 3, 2013	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2013	/s/ Stephen J. Smith

Stephen J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.5	First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A.

10.28	Letter Agreement between Elizabeth Arden, Inc. and Kathleen Widmer, dated March 19, 2013, regarding 2013 retention payment.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document