Form 10-K
period 2013-06-30
ELIZABETH ARDEN INC
filed 2013-08-12
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $990 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $45.01 per share on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of August 7, 2013, the registrant had 29,652,628 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2013 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the Registrant’s fiscal year ended June 30, 2013, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ELIZABETH ARDEN, INC.

PART I

ITEM 1.	BUSINESS

General

Elizabeth Arden, Inc. is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand	The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Elizabeth Arden branded lipstick, foundation and other color cosmetics products, and the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Alfred Sung, BCBGMAXAZRIA, Ed Hardy, Geoffrey Beene, Halston, John Varvatos, Lucky, Rocawear and True Religion

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

•

International retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Loblaws, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in department stores and our fragrances in department stores and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 120 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques, as well as through our Elizabeth Arden branded retail outlet stores and our website.

At June 30, 2013, our operations were organized into the following two operating segments, which also comprise our reportable segments:

•

North America - Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and our global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third party licensee in which we have a minority investment.

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

Our net sales to customers in the United States and in foreign countries (in U.S. dollars) and net sales as a percentage of consolidated net sales for the years ended June 30, 2013, 2012 and 2011, are listed in the following chart:

	Year Ended June 30,
	2013		2012		2011
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$787.3	59%	$718.9	58%	$701.6	60%
Foreign	557.2	41%	519.4	42%	473.9	40%

Total	$1,344.5	100%	$1,238.3	100%	$1,175.5	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2013, 2012 and 2011, are listed in the following chart:

	Year Ended June 30,
(Amounts in millions)	2013	2012	2011
United Kingdom	$74.3	$71.7	$69.9
Canada	55.2	45.1	40.0
Australia	44.6	40.2	40.0
South Africa	24.0	25.5	24.5
Spain	20.9	17.7	19.3
China	18.6	14.6	17.7

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

Information relating to corporate governance at Elizabeth Arden, Inc., including our Corporate Governance Guidelines and Principles, Code of Ethics for Directors and Executive and Finance Officers, Code of Business Conduct and charters for our Lead Independent Director, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, is available on our website under the section “ Corporate-Investor Relations - Corporate Governance.” We will provide the foregoing information without charge upon written request to Secretary, Elizabeth Arden, Inc., 2400 S.W. 145th Avenue, Miramar, FL 33027.

Business Strategy

Our business strategy is currently focused on two important initiatives: the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market, as well as growing markets such as Brazil and Russia. We also intend to continue to increase net sales, operating margins and earnings by continuing to expand the prestige fragrance category at mass retail customers in North America and continuing to improve working capital efficiency and return on invested capital. We believe that our focus on organic growth opportunities for our existing brands, new licensing opportunities and acquisitions, and new product innovation will assist us in achieving these goals.

We are in the process of a comprehensive brand repositioning for the Elizabeth Arden brand, which is designed to honor the heritage of the brand while modernizing the brand’s presentation and increasing its relevance among target consumers. The brand repositioning includes a revised product assortment, improved product formulations, package redesign, counter redesign, new advertising and marketing vehicles, and enhanced beauty advisor support. The initial roll-out was limited to a number of flagship retail doors. During fiscal 2013, we introduced our new product assortment to our prestige retail customers and replaced most of such flagship retail counters with new counters. We also extended elements of the new advertising, marketing and beauty advisor programs beyond our global flagship retail doors to the next tier of approximately 200 retail doors globally. To date, we have incurred pre-tax costs and expenses of $23.1 million in connection with the brand repositioning. In fiscal 2014, we expect to incur $11 million to $16 million in additional costs in connection with the continued roll-out of the Elizabeth Arden brand repositioning and to exit unprofitable retail doors in certain markets. The specific facts and circumstances of the continued roll-out of the repositioning will impact the timing and amount of any such costs and expenses as well as capital expenditures.

During fiscal 2013, we also continued to implement our key initiative to expand our market share for fragrances in Western Europe and increased our focus on expanding market share in Eastern European markets. We believe the European fragrance market offers opportunities for us to expand the sales of our fragrance portfolio. We also believe many of our fragrance brands, including our Elizabeth Arden fragrances and the Juicy Couture, Britney Spears, John Varvatos, Justin Bieber and Nicki Minaj fragrance brands, resonate well with retailers and consumers in those markets. In fiscal 2014, we will continue to work towards developing strong partnerships with leading retailers, travel retail customers and distributor markets to further expand our market share in the European fragrance market as well as in the large fragrance markets of Brazil and Russia. In fiscal 2013, we opened an affiliate office in Brazil and began selling certain of our fragrance products in that market.

We continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency and, (iii) leveraging our overhead structure by increasing sales of our International segment.

In fiscal 2013, our gross margins were 240 basis points below our fiscal 2012 gross margins, including the negative impact of 270 basis points for costs associated with the Elizabeth Arden brand repositioning and the 2012 acquisitions of the licenses for Justin Bieber, Nicki Minaj, Ed Hardy, BCBGMAXAZRIA and True Religion fragrance brands. This 270 basis point gross margin impact in the year ended June 30, 2013 represented an increase of 230 basis points over the 40 basis point impact of these costs in the year ended June 30, 2012. As we complete the integration of the 2012 fragrance brand acquisitions and implement the key drivers of success from the repositioning for the Elizabeth Arden brand across a larger segment of the business, we expect to begin to see systematic improvement in our gross margin during the second half of fiscal 2014.

Recent License Agreements and Acquisitions

In the fourth quarter of fiscal 2012, we acquired (i) the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC, and (ii) the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including existing inventory of the Justin Bieber fragrances, from Give Back Brands LLC. Prior to the acquisition from New Wave Fragrances, we had been acting as a distributor of the Ed Hardy and True Religion fragrances to certain mid-tier and mass retailers in North America. Originally introduced in 2008 and inspired by the tattoo art of Don Ed Hardy, the Ed Hardy fragrance portfolio includes the Ed Hardy Love & Luck, Ed Hardy Hearts & Daggers and Ed Hardy Born Wild men’s and women’s fragrances, as well as the Ed Hardy Skull and Roses men’s and women’s fragrances that we launched in the fall of 2012. The True Religion fragrance launched in U.S. department stores in October 2008 and includes the brands Drifter and Hippie Chic, and we followed the 2011 launch of BCBGMAXAZRIA’s women’s fragrance with the launch of BCBGMAXAZRIA Bon Chic in U.S. department stores in the fall of 2012.

In addition to expanding the international distribution of Someday, the first fragrance from internationally acclaimed recording artist Justin Bieber, we globally launched the second fragrance in this brand franchise, Justin Bieber’s Girlfriend, commencing in U.S. department stores in the summer of 2012. We also globally launched the first fragrance from Nicki Minaj, Pink Friday Nicki Minaj commencing in U.S. department stores in the fall of 2012.

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

Products

Our net sales of products and net sales of products as a percentage of consolidated net sales for the years ended June 30, 2013, 2012 and 2011, are listed in the following chart:

	Year Ended June 30,
	2013		2012		2011
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$1,052.9	78%	$941.9	76%	$900.3	76%
Skin Care	226.0	17%	226.4	18%	207.1	18%
Cosmetics	65.6	5%	70.0	6%	68.1	6%

Total	$1,344.5	100%	$1,238.3	100%	$1,175.5	100%

Fragrance. We offer a wide variety of fragrance products for both men and women, including perfume, colognes, eau de toilettes, eau de parfums, body sprays and gift sets. Our fragrances are classified into the Elizabeth Arden branded fragrances, celebrity branded fragrances, designer branded fragrances, and lifestyle fragrances. Each fragrance is sold in a variety of sizes and packaging assortments. In addition, we sell bath and body products that are based on the particular fragrance to complement the fragrance lines, such as soaps, deodorants, body lotions, gels, creams, body and hair mists, and dusting powders. We sell fragrance products worldwide, primarily to department stores, mass retailers, perfumeries, boutiques, distributors and travel retail outlets. We tailor the size and packaging of the fragrance to suit the particular target customer.

Skin Care. Our skin care lines are sold under the Elizabeth Arden name and include products such as moisturizers, creams, lotions and cleansers. Our core Elizabeth Arden branded products include the Visible Difference, Ceramide, Prevage, and Eight Hour Cream lines. In connection with our Elizabeth Arden brand repositioning, we have introduced a complete line of essential skin care products under the Visible Difference brand, which serves as our entry price point line for the Elizabeth Arden skin care products. Our Ceramide skin care line targets women who are 40 and over. Prevage is our premium cosmeceutical skin care line. Our Eight Hour Cream franchise has a strong international following. We sell skin care products worldwide, primarily in department and specialty stores, perfumeries and travel retail outlets.

Cosmetics. We offer a variety of cosmetics under the Elizabeth Arden name, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. The largest component of our cosmetics business is foundations, which we market in conjunction with our skin care products. As part of the Elizabeth Arden brand repositioning, our entire line of cosmetics has been repackaged to emphasize the modernization and luxury of the brand. We sell our cosmetics internationally and in the United States, primarily in department and specialty stores, perfumeries and travel retail outlets.

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

We are the exclusive worldwide trademark licensee for a number of fragrance brands including:

•	the Britney Spears fragrances curious Britney Spears, Fantasy Britney Spears, midnight fantasy Britney Spears, Britney Spears believe, radiance Britney Spears and cosmic radiance Britney Spears;

•	the Elizabeth Taylor fragrances White Diamond, Elizabeth Taylor’s Passion and Violet Eyes Elizabeth Taylor;

•	the Mariah Carey fragrances M by Mariah Carey, Forever Mariah Carey, Lollipop Bling, Lollipop Splash and Mariah Carey Dreams;

•	the Juicy Couture fragrances Juicy Couture, Viva la Juicy, Couture Couture, and Peace, Love & Juicy Couture;

•	the Lucky fragrances;

•	the Usher fragrances He, She, UR for Men, UR for Women and Usher VIP;

•	the Giorgio fragrances Giorgio Beverly Hills and Giorgio Red;

•	the Taylor Swift fragrances Wonderstruck, Wonderstruck Enchanted and Taylor by Taylor Swift;

•	the Justin Bieber fragrances Someday, Justin Bieber’s Girlfriend and Justin Bieber The Key;

•	the Nicki Minaj fragrance Pink Friday Nicki Minaj;

•	the Ed Hardy fragrances Ed Hardy, Ed Hardy Hearts & Daggers, Ed Hardy Love & Luck and Ed Hardy Skull & Roses;

•	the John Varvatos fragrances John Varvatos, John Varvatos Vintage, John Varvatos Artisan and John Varvatos Star USA; and

•	the designer fragrance brands of Alfred Sung, BCBGMAXAZRIA, Geoffrey Beene and True Religion.

The Elizabeth Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Britney Spears license terminates in December 2014 and is renewable at our option for another five-year term if certain sales targets are achieved. The license agreement with Liz Claiborne Inc. and its affiliates relating to the Liz Claiborne and Juicy Couture fragrances terminates in December 2017 and is renewable by us for two additional five-year terms, provided specified conditions, including certain sales targets, are met. Our other license agreements have terms with expirations ranging from 2013 to 2031, and, typically, have renewal terms dependent on sales targets being achieved. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements.

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

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including department stores such as Macy’s, Dillard’s, Saks, Belk, Bloomingdales and Nordstrom; specialty stores such as Ulta and Sephora; and mass retailers such as Wal-Mart, Target, Kohl’s, Walgreens, CVS and Marmaxx; and to international retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Loblaws, Myer and Douglas, and various travel retail outlets such as Nuance, Heinemann and World Duty Free. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in North America primarily in department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 120 other countries worldwide primarily through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through local distributors or sales representatives under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in a number of outlet stores throughout the United States in which we also sell several of our other products. Our owned products are also marketed and sold through our e-commerce site at www.elizabetharden.com. In addition, our Elizabeth Arden products are sold in Red Door beauty salons, which are owned and operated by Elizabeth Arden Salon Holdings, LLC, an entity in which we have a minority interest and whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. In addition to the sales price of our products sold to the operator of these salons, we receive a royalty based on the net sales from each of the salons for the use of the “Elizabeth Arden” and “Red Door” trademarks.

In fiscal 2013, we invested a total of $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. We also entered into a lease for additional space at our New York offices and plan to open and operate, along with Elizabeth Arden Salon Holdings, a new Elizabeth Arden Red Door Spa with the intention of testing a new retail salon concept for the Elizabeth Arden Red Door Spas.

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

Our ten largest customers accounted for approximately 38% of net sales for the year ended June 30, 2013. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart (including Sam’s Club), which accounted for approximately 11% of our consolidated net sales and approximately 18% of our North America segment net sales. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Marketing

Our marketing approach is focused on generating strong demand across our key brands. We emphasize competitive positioning for each brand and ensure that our brand positioning is carried through all consumer touch points. We employ traditional consumer reach vehicles, such as television and magazine print advertising, and are increasingly leveraging new media, such as social networking and mobile and digital applications, so that we are able to engage with our consumers through their preferred technologies. As part of the Elizabeth Arden brand repositioning, our communications have been designed to reflect a consistent, equity-building, modern point of view to drive new relevance among women.

We have developed global growth strategies for our key brands that we believe are designed to deliver sales, margin, and market share improvements. Our Elizabeth Arden brand repositioning efforts are focused on modernizing the brand, focusing on skin care and the growth of the global skin care market, including incorporating technologies into our skin care products, and leveraging our unique Red Door Spa heritage to generate both organic and innovation-driven growth. We believe that our repackaged and reformulated Elizabeth Arden brand products, including our new line of Visible Difference skin care essentials, will help us to achieve organic growth of the brand. We also understand that innovation is critical in the beauty category, and we intend to focus our innovation resources on what we view as the most significant opportunities for growth, while also emphasizing profitability.

The structure of our marketing function is intended to meet the changing needs of the global beauty marketplace. We maintain a global marketing group in New York, which is accountable for global strategic planning and the development needs of most of our brands. We also maintain regional marketing teams responsible for translating and customizing global marketing strategies to the needs of the many local markets around the world in which we sell our products. We believe this organizational structure supports our growth strategies and is consistent with best practices in the industry. We also work with the Red Door Spa organization to co-leverage its unique association with the Elizabeth Arden brand.

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

During fiscal 2013, we introduced several new Elizabeth Arden products including the new Visible Difference entry-level skin care regimen, Prevage Anti-aging + Intensive Repair Daily Serum, Prevage Clinical Lash + Brow Enhancing Serum, several new Ceramide skin care products, and a new Red Door fragrance, Red Door Aura. We also debuted new products for several of our fragrance brands, including Pink Friday Nicki Minaj, Wonderstruck Enchanted, our second fragrance for Taylor Swift, Justin Beiber’s Girlfriend and Ed Hardy’s Skull & Roses. In fiscal 2014, we plan to launch several new products across the Elizabeth Arden skin care, color and fragrance categories including Prevage Anti-aging Intensive Eye Serum and Prevage Anti-aging Treatment Boosting Cleanser, a Ceramide Boosting 5-Minute Facial and a new Ceramide line, Flawless Future, Beautiful Color Lipstick, Flawless Finish Liquid Mineral Foundation and a new fragrance, UNTOLD. We also plan to launch several fragrances including Justin Bieber The Key, Taylor by Taylor Swift, our second fragrance for Nicki Minaj, BCBGMAXAZRIA Bon Genre and a new Britney Spears Fantasy fragrance.

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2013, approximately 60% of our net sales were made during the first half of our fiscal year. Due to product innovations and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Manufacturing, Supply Chain and Logistics

We use third-party suppliers and contract manufacturers in the United States and Europe to obtain substantially all of our raw materials, components and packaging products and to manufacture substantially all of our finished products for our owned and licensed brands. We also use third parties in the United States to manufacture our fragrance, skin and cosmetic products. Cosmetic Essence LLC (CEI), an unrelated third party, has been our leading manufacturer in the United States through plants located in New Jersey and Roanoke, Virginia. Additionally, third parties in Europe also manufacture certain of our fragrance and cosmetic products, and we also have a small manufacturing facility in South Africa primarily to manufacture local requirements of our fragrance products.

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

As is customary in our industry, historically we have not had long-term or exclusive agreements with contract manufacturers of our owned and licensed brands, with fragrance oil or blend manufacturers or with suppliers of our distributed brands and have generally made purchases through purchase orders. We do, however, enter into supply agreements for finished goods with the most significant “turnkey” manufacturers of our owned and licensed brands. We believe that we have good relationships with manufacturers of our owned and licensed brands and that there are alternative sources should one or more of these manufacturers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Sales of fragrance brands that we distribute on a non-exclusive basis accounted for approximately 9% of our net sales for fiscal 2013. The loss of, or a significant adverse change in our relationship with, any of our key manufacturers for our owned and licensed brands, such as CEI, or suppliers of our distributed fragrance brands, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory. We also lease 274,000 square feet in a warehouse facility in Salem, Virginia, primarily dedicated to third-party assembly of our promotional gift sets. Our fulfillment operations for Europe are conducted under a logistics services agreement by CEPL, an unrelated third party, at CEPL’s facility in Beville, France. We recently renewed the CEPL agreement which now extends to June 2016. While we insure our inventory and the Roanoke facility, the loss of any of these facilities or the inventory stored in those facilities, would require us to find replacement facilities or inventory and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

We are commencing the last phase of implementation of our Oracle global enterprise system, which includes an upgrade to certain of our information systems relating to our global supply chain and logistics functions. This project is planned to be completed in spring 2015 and is expected to create efficiencies in our global logistics and supply chain operations.

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

Employees

As of August 12, 2013, we had approximately 2,440 full-time employees and approximately 550 part-time employees in the United States and 19 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of August 12, 2013 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	54	Chairman, President and Chief Executive Officer
Stephen J. Smith	53	Executive Vice President and Chief Financial Officer
Joel B. Ronkin	45	Executive Vice President, General Manager - North America
Pierre Pirard	45	Executive Vice President - Product Innovation and Global Supply Chain
Kathy Widmer	51	Executive Vice President and Chief Marketing Officer
Oscar E. Marina	54	Executive Vice President, General Counsel and Secretary
L. Hoy Heise	67	Executive Vice President and Chief Information Officer
Dirk Trappmann	52	Executive Vice President, General Manager - International

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

Kathy Widmer has served as our Executive Vice President and Chief Marketing Officer since November 2009. Prior to joining us, Ms. Widmer was with Johnson & Johnson for 21 years where she held numerous positions, including, most recently, serving as Vice President, Marketing, McNeil Consumer Healthcare from May 2008 until November 2009. Prior to May 2008, Ms. Widmer served as Franchise Director and Product Director for various Johnson and Johnson consumer products, including Tylenol, Motrin, Reach Oral Care, and Pepcid from August 1996 until April 2008. Ms. Widmer serves on the board of directors of Texas Roadhouse, Inc., a Kentucky-based steak restaurant chain.

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

Dirk Trappmann has served as our Executive Vice President, General Manager- International since October 2010. Prior to joining us, Mr. Trappmann was with La Prairie Group, where he held the position of President and Chief Executive Officer for over five years. Before his position at La Prairie Group, Mr. Trappmann spent thirteen years with Beiersdorf AG in numerous management positions, including Managing Director Thailand/Indochina and International Marketing Director. Mr. Trappmann currently serves on the board of directors of Cosmetics Europe, the European cosmetic trade association. On August 8, 2013, the Company announced that Mr. Trappmann is leaving the Company.

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

Factors that adversely impact our customers’ businesses may also have an adverse effect on our business, prospects, results of operations, financial condition or cash flows. These factors may include:

•	any reduction in consumer traffic and demand as a result of economic downturns like domestic and international recessions;

•	any credit risks associated with the financial condition of our customers;

•	the effect of consolidation or weakness in the retail industry, including the closure of customer doors and the uncertainty resulting therefrom; and

•

inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space commitment to fragrances and cosmetics and retailer practices used to control inventory shrinkage.

Fluctuations in foreign exchange rates could adversely affect our results of operations and cash flows.

We sell our products in approximately 120 countries around the world. During each of the years ended June 30, 2013 and 2012, we derived approximately 41% and 42%, respectively of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

We do not have contracts with customers or with suppliers of our distributed brands, so if we cannot maintain and develop relationships with such customers and suppliers our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 38% of our net sales in the year ended June 30, 2013. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2013 was Wal-Mart (including Sam’s Club), who accounted for approximately 11% of our consolidated net sales and approximately 18% of our North America segment net sales. In addition, our suppliers of distributed brands, which represented approximately 9% of our net sales for fiscal 2013, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and component suppliers to manufacture substantially all of our owned and licensed products. Over the past few years, we have reduced the number of third-party manufacturers and component and materials suppliers that we use, and have implemented a “turnkey” manufacturing process for substantially all of our products in which we now rely on our third-party manufacturers for certain supply chain functions that we previously handled ourselves, such as component and materials planning, purchasing and warehousing. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if we experience any supply chain disruptions caused by this “turnkey” manufacturing process or other supply chain projects, or if our manufacturers or component suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of the finished products or the raw materials or components used to make such products.

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

The manufacturing, distribution, formulation, packaging and advertising of our products and those we distribute for others are subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by state, federal and international governments and governmental authorities are increasing. Compliance with these regulations is difficult and expensive and may require reformulation, repackaging, relabeling or discontinuation of certain of our products. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operation, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to products or ingredients, product liability, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, anti-corruption laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

Adverse U.S. or international economic conditions could negatively impact our business, prospects, results of operations, financial condition or cash flows.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse U.S. or international economic conditions, such as the current economic environment in Europe, or periods of inflation or high energy prices can contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses risks to our business. A decrease in consumer spending and/or in retailer and consumer confidence and demand for our products could significantly negatively impact our net sales and profitability, including our operating margins and return on invested capital. Such economic conditions could cause some of our customers or suppliers to experience cash flow and/or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. Adverse economic conditions could also adversely affect our access to the capital necessary for our business and our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity as set forth in our credit facility. If the recent adverse U.S. and international economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

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

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty industry is based on brand strength, pricing and assortment of products, in-store presence and visibility, innovation, perceived value, product availability and order fulfillment, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile commerce initiatives and other activities. The trend toward consolidation in the retail trade has resulted in us becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength. This trend has also resulted in an increased risk related to the concentration of our customers. We compete primarily with global prestige beauty companies and multinational consumer product companies, some of whom have greater resources than we have and brands with greater name recognition and consumer loyalty than our brands. Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to anticipate and respond in a timely and cost-effective manner to market trends through product innovations, product line extensions and marketing and promotional activities. As product life cycles shorten, we must continually work to develop, produce, and market new products and maintain and enhance the recognition of our brands. Net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. This issue is further compounded by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information and opinions are shared. Constant product innovation also can place a strain on our financial and personnel resources. We may incur expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations. These competitive factors, as well as new product risks, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our business strategy depends upon our ability to increase sales of the Elizabeth Arden brand and our prestige fragrance portfolio, as well as our ability to acquire or license additional brands or secure additional distribution arrangements and obtain the required financing for these agreements and arrangements.

Our business strategy contemplates the continued growth of our portfolio of owned, licensed and distributed brands. In addition, efforts to increase sales of the Elizabeth Arden brand and our prestige fragrance portfolio, such as our global repositioning of the Elizabeth Arden brand, may require investments that may result in material short-term expenditures without any current revenue, and we may not ultimately achieve our net sales or earnings estimates associated with such efforts. Our future expansion through acquisitions, new product licenses or new product distribution arrangements, if any, will depend upon our ability to identify suitable brands to acquire, license or distribute and our ability to obtain the required financing for these acquisitions, licenses or distribution arrangements, and thus depends on the capital resources and working capital available to us. We may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements, or the associated working capital requirements, on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

The success of our business depends, in part, on the demand for celebrity and designer fragrance products.

We have license agreements to manufacture, market and distribute a number of celebrity and designer fragrance products, including those of Elizabeth Taylor, Britney Spears, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj, Juicy Couture, John Varvatos, Ed Hardy, BCBGMAXAZRIA and True Religion. In fiscal 2013, we derived approximately 47% of our net sales from celebrity and designer fragrance brands. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity or designer and the celebrity’s or designer’s reputation. To the extent that the celebrity/designer fragrance category or a particular celebrity or designer ceases to be appealing to consumers or a celebrity’s or designer’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially. In addition, under certain circumstances, lower net sales may shorten the duration of the applicable license agreement.

We may not be able to successfully and cost-effectively integrate acquired businesses or new brands.

Acquisitions entail numerous integration risks and impose costs on us that could materially and adversely affect our business, prospects, results of operations, financial condition or cash flows, including:

•	difficulties in assimilating acquired operations, products or brands, including disruptions to our operations or the unavailability of key employees from acquired businesses;

•	diversion of management’s attention from the day-to-day management of our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	incurrence or assumption of additional debt and liabilities, as well as the potential for increased claims and litigation; and

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets.

Our business could be adversely affected if we are unable to successfully protect our intellectual property rights.

The market for our products depends to a significant extent upon the value associated with the trademarks and patents that we own or license. We own, or have licenses or other rights to use, the material available trademarks and patents used in connection with the ingredients, packaging, marketing and distribution of our major owned and licensed products both in the U.S. and in certain other countries where such products are principally sold.

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

We operate on a global basis, with sales in approximately 120 countries. Approximately 41% of our fiscal 2013 net sales were generated outside of the United States. Our international operations could be adversely affected by:

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

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. From time to time, tax proposals are introduced or considered by the United States Congress or the legislative bodies in foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our other tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. In connection with an examination of our U.S. federal tax returns for the years ended June 30, 2008 and June 30, 2009, the Internal Revenue Service (the IRS) proposed adjustments that would increase our U.S. taxable income by $29.1 million in the aggregate for both of those years. We disagree with the proposed adjustments and intend to vigorously contest them and pursue all available remedies. However, there can be no assurance that we will prevail in the IRS appeals process or accurately predict the outcomes of other tax audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense. As a result, the ultimate resolution of these tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

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

At June 30, 2013, we had total debt of approximately $338 million which includes $250 million in aggregate principal amount outstanding of our 7 3/8% senior notes and $88 million outstanding under our revolving bank credit facility, both of which have requirements that may limit our operating and financial flexibility. Our indebtedness could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

Specifically, our revolving credit facility, second lien facility and our indenture for our 7 3/8% senior notes limit or otherwise affect our ability to, among other things:

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

A default under our revolving credit facility or second lien facility could also result in a default under our indenture for our 7 3/8% senior notes. Upon the occurrence of an event of default under our indenture, all amounts outstanding under our other indebtedness may be declared to be immediately due and payable. If we were unable to repay amounts due on our revolving credit facility or second lien facility, the lenders would have the right to proceed against the collateral granted to them to secure that debt.

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

We have information systems that support our business processes, including supply chain, marketing, sales, order processing, distribution, finance and intracompany communications throughout the world. We are commencing an upgrade to certain of our information systems relating to our supply chain and logistics functions, which will require a substantial investment and dedication of management resources. In addition, all of our global information systems are susceptible to outages due to fire, floods, tornadoes, hurricanes, power loss, telecommunications failures, security breaches and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, “hacking” and similar disruptions from unauthorized tampering. Our business, prospects, results of operations, financial condition or cash flows may be adversely affected by the occurrence of these or other events that could disrupt or damage our information systems, any failure to properly maintain or upgrade our information systems, and/or any failure to implement our supply chain and logistics information system upgrade on a timely and cost-effective basis.

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

Our success depends, in part, on our ability to successfully manage our inventories.

The competitive nature of the beauty industry and rapidly changing consumer preferences require constant product innovation and have led to the shortening of product life cycles. As a result, we monitor our inventories based on forecasted demand, the estimated market value and shelf life of our inventory and our historic experience. If we misjudge consumer preferences or demands or future sales do not reach forecasted levels, however, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, results of operations, financial condition, or cash flows could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

United States. Our corporate headquarters are located in Miramar, Florida, where we lease approximately 32,000 square feet of general office space under a lease that expires in June 2016. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2023. We also lease (i) a 76,000-square foot warehouse in Roanoke to coordinate returns processing that is leased through December 2015, and (ii) a 274,000-square foot warehouse in Salem, Virginia primarily dedicated to third party assembly that is leased through March 2016. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease approximately 50,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2021. We lease approximately 63,000 square feet of general office space primarily for our marketing operations in New York City under leases that expire in December 2015 and October 2017, and we entered into an additional lease at that location for approximately 10,000 square feet that will be used for a new Elizabeth Arden Red Door Spa and Elizabeth Arden retail store. We also lease small offices in Bentonville, Arkansas and Minneapolis, Minnesota, and have retail outlet stores that are located in Florida, New York, Texas, Georgia, Virginia, Nevada and Arizona for which we lease approximately 1,000 to 2,000 square feet, depending on the location.

International. Our international operations are headquartered in offices in Geneva, Switzerland that are leased through 2017. We also lease offices in Australia, Brazil, Canada, China, Denmark, France, Germany, Italy, Russia New Zealand, Puerto Rico, Singapore, South Africa, South Korea, Spain, Taiwan, and the United Kingdom. We own a small manufacturing and distribution facility in South Africa primarily to manufacture and distribute local requirements of our fragrance products.

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

The IRS began an examination of the Company’s U.S. federal tax returns for the years ended June 30, 2008 (Fiscal 2008) and June 30, 2009 (Fiscal 2009) during fiscal year 2011 and, in May 2013 issued an IRS Letter 950, known as a 30-day Letter for Fiscal 2008 and Fiscal 2009 relating to transfer pricing matters. In the 30-day Letter, the IRS proposed adjustments that would increase the Company’s U.S. taxable income for Fiscal 2008 and Fiscal 2009 by approximately $29.1 million, which could be material to the Company’s consolidated statements of operations in the period in which resolved unless resolved favorably by the Company. The Company disagrees with the proposed adjustments, has filed a protest commencing the appeals process and intends to vigorously contest them and pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome at IRS appeals or any judicial process, if necessary, will not have a material adverse effect on the Company’s financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has $105 million of U.S. federal operating loss carryforwards as of June 30, 2013, of which $60 million would be available to offset any cash flow impact.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2011 through June 30, 2013.

Quarter Ended	High	Low
6/30/13	$49.47	$38.65
3/31/13	$49.57	$35.10
12/31/12	$49.75	$42.80
9/30/12	$47.82	$36.33
6/30/12	$40.19	$32.73
3/31/12	$39.96	$30.96
12/31/11	$37.94	$28.03
9/30/11	$34.62	$25.86

Holders. As of August 8, 2013, there were 344 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends. We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our revolving credit facility, our second lien facility and the indenture relating to our 7 3/8% senior notes due 2021 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and satisfying a fixed charge coverage ratio after the payment of the dividends. See Notes 8 and 9 to the Notes to Consolidated Financial Statements.

Performance Graph. The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the five fiscal years from July 1, 2008 through June 30, 2013.

We have elected to modify our peer group to include two new beauty products companies (L’Oréal Paris and Shiseido Company Limited) and remove International Flavors and Fragrances, Inc. and Physicians Formula Holdings, Inc. Physicians Formula Holdings is no longer publicly traded, and we believe that L’Oréal Paris is more comparable to our business than International Flavors and Fragrances in terms of channels of distribution and products sold. We believe that our newly-selected peer group is a good representation of beauty companies with similar market capitalizations, channels of distribution and/or products as our company. The publicly traded companies in our new peer group are The Estee Lauder Companies Inc., Inter Parfums, Inc., L’Oréal Paris, Revlon, Inc., and Shiseido Company Limited. The publicly traded companies in our old peer group were The Estee Lauder Companies Inc., International Flavors and Fragrances, Inc., Inter Parfums, Inc., Physicians Formula Holdings, Inc., and Revlon, Inc. The graph and table assume that $100 was invested on June 30, 2008 in each of the Russell 2000 Index, each of the new and old peer groups, and our common stock, and that all dividends were reinvested.

	Fiscal Year Ended June 30,
	2009	2010	2011	2012	2013
Elizabeth Arden, Inc.	57.51	95.65	191.24	255.67	296.71
Russell 2000	74.99	91.10	125.18	122.58	152.25
New Peer Group	70.32	91.26	127.27	117.38	168.79
Old Peer Group	75.23	120.19	212.29	207.27	269.54

Issuer Purchases of Equity Securities. This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended June 30, 2013.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2013 through April 30, 2013	1,123	$38.93	1,123	$40,443,610
May 1, 2013 through May 31, 2013	8,889	$38.93	8,889	$40,097,568
June 1, 2013 through June 30, 2013	—	$ N/A	—	$40,097,568

Totals	10,012	$38.93	10,012	$40,097,568

(1)	On November 2, 2010, our board of directors authorized the repurchase of an additional $40 million of our common stock under the terms of an existing $80 million common stock repurchase program and extended the term of the stock repurchase program from November 30, 2010 to November 30, 2012. On August 7, 2012, our board of directors approved an extension of the stock repurchase program through November 30, 2014. All shares purchased during the quarter ended June 30, 2013 were purchased on the open market.
(2)	Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

[Remainder of page intentionally left blank.]

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Year Ended June 30,
(Amounts in thousands, except per share data)	2013		2012		2011		2010		2009
Selected Statement of Operations Data
Net sales	$1,344,523		$1,238,273		$1,175,500		$1,103,777		$1,070,225
Gross profit	628,793	(1)	609,031	(3)	556,277		495,974		433,155	(9)
Income from operations	71,960	(1)	95,271	(3)	77,575	(5)	44,793	(7)	10,335	(9)
Debt extinguishment charges	—		—		6,468		82		—
Net income (loss)	40,711		57,419		40,989		19,533		(6,163)

Selected Per Share Data

Earnings (loss) per common share
Basic	$1.37	(2)	$1.97	(4)	$1.47	(6)	$0.70	(8)	$(0.22	)(10)
Diluted	$1.33	(2)	$1.91	(4)	$1.41	(6)	$0.68	(8)	$(0.22	)(10)
Weighted average number of common shares
Basic	29,672		29,115		27,843		28,017		27,971
Diluted	30,539		30,111		29,008		28,789		27,971

Other Data
EBITDA(11)	$117,929		$129,325		$100,942		$73,170		$36,493
Net cash provided by operating activities	62,091		58,524		97,746		113,959		36,986
Net cash used in investing activities	(48,591)		(153,224)		(39,472)		(35,721)		(31,663)
Net cash (used in) provided by financing activities	(9,214)		96,760		(28,519)		(74,337)		(7,529)

	Year Ended June 30,
	2013		2012		2011		2010		2009
Selected Balance Sheet Data
Cash	$61,674		$59,080		$58,850		$26,881		$23,102
Inventories	310,934		291,987		246,514		271,058		318,535
Working capital	364,320		345,818		388,897		306,524		286,611
Total assets	1,103,732		1,066,754		854,837		843,471		884,075
Short-term debt	88,000		89,200		—		59,000		115,000
Long-term debt, including current period	250,000		250,000		250,000		218,699		223,911
Shareholders’ equity	515,282		481,727		417,765		352,617		336,778

(1)	For the year ended June 30, 2013, gross profit and income from operations includes $13.8 million of inventory–related costs ($6.4 million of which did not require the use of cash in fiscal 2013) primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies (the 2012 acquisitions) and other transition costs, and $22.6 million of non-recurring product changeover costs and product discontinuation charges related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes (i) $0.4 million in transition costs associated with the 2012 acquisitions, (ii) $0.5 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand, and (iii) $1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.
(2)	For the year ended June 30, 2013, acquisition related costs and expenses, product changeover costs and expenses, product discontinuation charges and other non-recurring expenses reduced both basic and fully diluted earnings per share by $0.83 and $0.81, respectively.
(3)	For the year ended June 30, 2012, gross profit and income from operations includes (i) $4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions, and (ii) $0.4 million for product discontinuation charges. In addition, income from operations includes (i) $1.4 million in license termination costs, and (ii) $0.8 million in transaction costs associated with the 2012 acquisitions.
(4)	For the year ended June 30, 2012, inventory-related costs, product discontinuation charges, license termination costs and transaction costs for the 2012 acquisitions reduced both basic and fully diluted earnings per share by $0.17 and $0.16, respectively.
(5)	For the year ended June 30, 2011, income from operations includes (i) $0.3 million of restructuring expenses related to our Global Efficiency Re-engineering initiative (the Initiative), and (ii) $0.3 million of expenses related to implementation of our Oracle accounting and order processing systems.
(6)	For the year ended June 30, 2011, debt extinguishment charges, restructuring expenses related to the Initiative and Oracle accounting and order processing systems implementation costs reduced both basic and fully diluted earnings per share by $0.15.

(7)	For the year ended June 30, 2010, income from operations includes (i) $3.9 million of expenses related to implementation of our Oracle accounting and order processing systems, (ii) $1.9 million of restructuring expenses related to the Initiative, and (iii) $1.5 million of restructuring expenses that are not related to the Initiative.
(8)	For the year ended June 30, 2010, Oracle accounting and order processing systems implementation costs, restructuring expenses and debt extinguishment charges reduced basic and fully diluted earnings per share by $0.20 and $0.19, respectively.
(9)	For the year ended June 30, 2009, gross profit and income from operations includes costs related to the global licensing agreement with Liz Claiborne of $18.9 million (which did not require the use of cash in fiscal 2009) for the Liz Claiborne inventory we purchased at a higher cost prior to the effective date of the license agreement and $4.4 million ($1.0 million in gross profit) of Liz Claiborne transition expenses. In addition, income from operations includes (i) $3.4 million of expenses related to implementation of our Oracle accounting and order processing systems, (ii) $3.5 million of restructuring expenses related to the Initiative, and (iii) $1.1 million of restructuring expenses that are not related to the Initiative.
(10)	For the year ended June 30, 2009, Liz Claiborne related expenses, Oracle accounting and order processing systems implementation costs and restructuring expenses reduced basic and fully diluted earnings per share by $0.70 and $0.69, respectively.
(11)	EBITDA is defined as net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance or to net cash provided by operating, investing and financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	it does not reflect any cash income taxes that we may be required to pay; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net income (loss) as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2013		2012		2011		2010		2009
Net income (loss)	$40,711		$57,419		$40,989		$19,533		$(6,163)
Provision for (benefit from) income taxes	6,940		16,093		8,637		3,293		(8,316)
Interest expense	24,309		21,759		21,481		21,885		24,814
Depreciation related to cost of goods sold	6,386		5,257		5,089		5,040		4,416
Depreciation and amortization	39,583		28,797		24,746		23,419		21,742

EBITDA	$117,929	(a)	$129,325	(b)	$100,942	(c)	$73,170	(d)	$36,493 (e)

(a)	Includes (i) $13.8 million of inventory–related costs ($6.4 million of which did not require the use of cash in fiscal 2013) recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisition of licenses and certain other assets from those companies and other transition costs, (ii) $0.4 million in transition expenses recorded in selling, general and administrative expenses associated with the 2012 acquisitions, (iii) $23.1 million of non-recurring product changeover costs, product discontinuation charges, and expenses related to the Elizabeth Arden brand repositioning, and (iv) $1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.
(b)	Includes $4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions and $0.8 million in transaction costs associated with the 2012 acquisitions, $0.4 million for product discontinuation charges, and $1.4 million in license termination costs.
(c)	Includes $6.5 million of debt extinguishment charges, $0.3 million of restructuring charges related to the Initiative and $0.3 million related to the implementation of our Oracle accounting and order processing systems.
(d)	Includes $3.9 million related to the implementation of our Oracle accounting and order processing systems, $3.4 million of restructuring charges and $0.1 million of debt extinguishment charges.
(e)	Includes $23.3 million of inventory we purchased at a higher cost prior to the effective date of the license agreement and transition costs related to the global licensing agreement with Liz Claiborne ($18.9 million of which did not require the use of cash in fiscal 2009), $4.6 million of restructuring charges and $3.4 million related to the implementation of our Oracle accounting and order processing systems.

The following is a reconciliation of net cash flow provided by operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011	2010	2009
Net cash provided by operating activities	$62,091	$58,524	$97,746	$113,959	$36,986
Changes in assets and liabilities, net of acquisitions	30,508	48,016	(12,101)	(61,651)	(24,249)
Interest expense, net	24,309	21,759	21,481	21,885	24,814
Amortization of senior note offering and credit facility costs	(1,367)	(1,247)	(1,330)	(1,459)	(1,437)
Provision for (benefit from) income taxes	6,940	16,093	8,637	3,293	(8,316)
Deferred income taxes	1,055	(8,763)	(2,119)	1,996	11,515
Amortization of share-based awards	(5,607)	(5,057)	(4,904)	(4,771)	(2,820)
Debt extinguishment charges	—	—	(6,468)	(82)	—

EBITDA	$117,929	$129,325	$100,942	$73,170	$36,493

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand	The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Elizabeth Arden branded lipstick, foundation and other color cosmetics products, and the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj and Usher

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Alfred Sung, BCBGMAXAZRIA, Ed Hardy, Geoffrey Beene, Halston, John Varvatos, Lucky, Rocawear and True Religion

In addition to our owned and licensed fragrance brands, we distribute approximately 250 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements. In August 2011, we amended our long-term license agreement with Liz Claiborne, Inc. and certain of its affiliates and acquired all of the U.S. and international trademarks for the Curve fragrance brands as well as trademarks for certain other smaller fragrance brands. The amendment established a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduced the future minimum guaranteed royalties for the term of the license, and required a pre-payment of royalties for the remainder of calendar 2011. We paid Liz Claiborne, Inc. and its affiliates $58.4 million in cash in connection with this transaction. We capitalized $43.9 million of the $58.4 million cash paid as exclusive brand trademarks and the balance was recorded as a prepaid asset associated with the settlement of royalties for the remainder of calendar year 2011 and the buy-down of future royalties for 2012 and beyond.

In May 2012, we acquired the global licenses and certain related assets, including inventory, for the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC. Prior to the acquisition, we had been acting as a distributor of the Ed Hardy and True Religion fragrances to certain mid-tier and mass retailers in the North America. The total cost of the acquisition was $60.1 million, including amounts paid for inventory of $19.8 million, of which $58.1 million was paid in cash and $2 million was retained by us and was scheduled to be paid in the third quarter of fiscal 2013, subject to the settlement of certain post-closing adjustments. The full $2 million of the purchase price that we retained was offset by post-closing adjustments and was not paid to New Wave Fragrances, LLC. This transaction was accounted for as a business combination. See Note 11 to the Notes to Consolidated Financial Statements for further information on the acquisition and allocation of the purchase price.

In June 2012, we also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands LLC. In connection with the acquisition, we paid Give Back Brands LLC $26.5 million, including $3.6 million for inventory. In addition, we have issued to Give Back Brands LLC a subordinated note in the principal amount of $28 million, payable upon the achievement of specified net sales targets for the acquired brands over the three-year period from July 1, 2012 through June 30, 2015. Based on results for the six months ended December 31, 2012, conditions for payment of the first $5 million installment were satisfied, and such installment was paid during the third quarter of fiscal 2013. In addition, based on the results for fiscal 2013, conditions for payment of the second $5 million installment have been satisfied and such installment is payable during the first quarter of fiscal 2014. This transaction was accounted for as a business combination. See Note 11 to the Notes to Consolidated Financial Statements for further information on the acquisition and allocation of the purchase price.

For ease of reference in this Form 10-K, the acquisitions from New Wave Fragrances LLC and Give Back Brands LLC are referred to herein on a collective basis as the 2012 acquisitions.

In fiscal 2013, we invested a total of $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2013, is included in other assets on our consolidated balance sheet. We expect to invest an additional $2.1 million in fiscal 2014.

Our business strategy is currently focused on two important initiatives: the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market, as well as growing markets such as Brazil and Russia. We also intend to continue to increase net sales, operating margins and earnings by continuing to expand the prestige fragrance category at mass retail customers in North America and continuing to improve working capital efficiency and return on invested capital. We believe that our focus on organic growth opportunities for our existing brands, new licensing opportunities and acquisitions, and new product innovation will assist us in achieving these goals.

We are in the process of a comprehensive brand repositioning for the Elizabeth Arden brand, which is designed to honor the heritage of the brand while modernizing the brand’s presentation and increasing its relevance among target consumers. The brand repositioning includes a revised product assortment, improved product formulations, package redesign, counter redesign, new advertising and marketing vehicles, and enhanced beauty advisor support. The initial roll-out was limited to a number of flagship retail doors. During fiscal 2013, we introduced our new product assortment to our prestige retail customers and replaced most of such flagship retail counters with new counters. We also extended elements of the new advertising, marketing and beauty advisor programs beyond our global flagship retail doors to the next tier of approximately 200 retail doors globally. To date, we have incurred pre-tax costs and expenses of $23.1 million in connection with the brand repositioning. In fiscal 2014, we expect to incur $11 million to $16 million in additional costs and expenses in connection with the continued roll-out of the Elizabeth Arden brand repositioning and to exit unprofitable retail doors in certain markets. The specific facts and circumstances of the continued roll- out of the repositioning will impact the timing and amount of any such costs and expenses as well as capital expenditures.

In fiscal 2013, we recorded pre-tax costs and expenses of $23.1 million in connection with the brand repositioning, including $13.1 million for non-recurring product changeover costs and expenses and $10.0 million for product discontinuation charges. The non-recurring product changeover costs and expenses related to the shipping of new product assortment to retailers to replace the older products. The product discontinuation charges resulted from our strategic decision, based on our current evaluation of market demand and the status of the Elizabeth Arden brand repositioning, not to incur the additional costs associated with using existing raw materials and other components related to our older Elizabeth Arden skin care and color cosmetic products to manufacture additional finished goods inventory of such products. This strategic decision was made in order to accelerate the execution of the Elizabeth Arden brand repositioning, which should enable systematic improvement in our gross margins in future periods.

In fiscal 2014, we expect to incur approximately $5 million in restructuring related costs. These one-time restructuring costs include amounts for sales positions as well as other staff positions across various business units that are being eliminated to drive expense savings and additional operating efficiencies. We are also implementing the last phase of an Oracle global enterprise system, which includes an upgrade to certain of our information systems relating to our global supply chain and logistics functions. This is intended to further increase business efficiencies throughout our Company to improve our cash flow, operating margins and profitability.

During fiscal 2013, we introduced several new Elizabeth Arden products including the new Visible Difference entry-level skin care regimen, Prevage Anti-aging + Intensive Repair Daily Serum, Prevage Clinical Lash + Brow Enhancing Serum, several new Ceramide skin care products, and a new Red Door fragrance, Red Door Aura. We also launched new products for several of our fragrance brands, including Pink Friday Nicki Minaj, Wonderstruck Enchanted, our second fragrance for Taylor Swift, Justin Beiber’s Girlfriend and Ed Hardy’s Skull & Roses.

In fiscal 2014, we plan to launch several new products across the Elizabeth Arden skin care, color and fragrance categories including Prevage Anti-aging Intensive Eye Serum and Prevage Anti-aging Treatment Booster Cleanser, a Ceramide Boosting 5- Minute Facial and a new Ceramide line, Flawless Future, Beautiful Color Lipstick, Flawless Finish Liquid Mineral Foundation and a new fragrance, UNTOLD. We also plan to launch several fragrances including Justin Bieber The Key, Taylor by Taylor Swift, our second fragrance for Nicki Minaj, BCBGMAXAZRIA Bon Genre and a new Britney Spears Fantasy fragrance.

In fiscal 2013, our gross margins were 240 basis points below our fiscal 2012 gross margins, including the negative impact of 270 basis points for costs associated with the Elizabeth Arden brand repositioning and the 2012 acquisitions of the licenses for Justin Bieber, Nicki Minaj, Ed Hardy, BCBGMAXAZRIA and True Religion fragrance brands. This 270 basis point gross margin impact in the year ended June 30, 2013 represented an increase of 230 basis points over the 40 basis point impact of these costs in the year ended June 30, 2012. As we complete the integration of the 2012 acquisitions and implement the key drivers of our success from the repositioning for the Elizabeth Arden brand across a larger segment of the business, we expect to begin to see systematic improvement in our gross margin during the second half of fiscal 2014. We continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency and, (iii) leveraging our overhead structure by increasing sales of our International segment.

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

During the quarter ended June 30, 2012, we adopted the updated guidance to Topic 350, Intangibles-Goodwill and Other, issued by Financial Accounting Standards Board (“FASB”) in September 2011, which simplifies how an entity assesses goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment assessment. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Should a goodwill impairment assessment be necessary, there is a two step process for assessing impairment of goodwill. The first step used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. See Note 1 to the Notes to Consolidated Financial Statements.

In July 2012, the FASB issued another update to Codification Topic 350, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is “more likely than not” that the asset is impaired. The changes to Codification Topic 350 will be effective for us beginning July 1, 2013, with early adoption permitted. We did not adopt the updated guidance in Topic 350 for our annual impairment test of indefinite-lived intangible assets other than goodwill performed during the quarter ended June 30, 2013. Adoption of the updated guidance is not expected to have a material impact on our consolidated financial statements or disclosures.

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

During the quarter ended June 30, 2013, we completed our annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these trademarks, we considered the income approach. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. A hypothetical 10% decrease to the fair value of our Elizabeth Arden trademarks or a hypothetical 1% increase in the discount rate used to estimate fair value would not result in an impairment of our Elizabeth Arden trademarks. During the quarter ended June 30, 2013, we also completed our annual impairment assessment of goodwill using the qualitative assessment under the updated guidance to Topic 350. The analysis indicated that no impairment adjustment was required. A hypothetical 10% decrease in the fair value of our North America reporting unit would not result in an impairment of our goodwill.

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

Long-Lived Assets. We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. An impairment loss is recognized to the extent the carrying amount of the asset exceeds its estimated fair value. Because the fair value is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. The same circumstances that could affect the estimated useful life of a long-lived asset, as discussed above, could cause us to change our estimate of the fair value of that asset, which could result in additional charges to net income. We did not record any adjustments to our long-lived assets in fiscal 2013, 2012 or 2011. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Allowances for Sales Returns and Markdowns. As is customary in the prestige beauty business, we grant certain of our customers (primarily North American department stores and specialty beauty stores), subject to our authorization and approval, the right to either return product for credit against amounts previously billed or to receive a markdown allowance. Upon sale to such customers, we record a provision for product returns and markdowns estimated based on our level of sales, historical and projected experience with product returns and markdowns in each of our business segments and with respect to each of our product types, current economic trends and changes in customer demand and customer mix. We make detailed estimates at the segment, product and customer level, which are then aggregated to arrive at a consolidated provision for product returns and markdowns and are reviewed periodically as facts and circumstances warrant. Such provisions and markdown allowances are recorded as a reduction of net sales. Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales is made to department stores and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. As a percentage of gross sales, our returns and markdowns were 8.6%, 7.3% and 8.3% for the fiscal years ending June 30, 2013, 2012 and 2011, respectively. A hypothetical 5% change in the value of our allowance for sales returns and markdowns as of June 30, 2013 would result in a $1.2 million change to net income.

Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. It is reasonably likely that actual experience will differ from our estimates, which may result in an increase or decrease in the allowance for doubtful accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made. A hypothetical 5% change in the value of our allowance for doubtful accounts receivable as of June 30, 2013 would result in a $0.1 million change to net income.

Provisions for Inventory Obsolescence. We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change. If, for example, demand for our products declines, or if we decide to discontinue certain products, we may need to increase our provision for inventory obsolescence which would result in additional charges to net income. A hypothetical 5% change in the value of our provision for inventory obsolescence as of June 30, 2013 would result in a $1.4 million change to net income.

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

Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the fiscal years ended June 30, 2013, 2012 or 2011 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or operating costs resulting from hedge ineffectiveness.

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

The table below summarizes the effect of the pre-tax (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the years ended June 30, 2013, 2012 and 2011.

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Net Sales	$22	$391	$(975)
Cost of Sales	(447)	(1,284)	(2,199)
Selling, general and administrative expenses	230	451	(3,209)

Total pre-tax (loss)	$(195)	$(442)	$(6,383)

RESULTS OF OPERATIONS

The following table compares our historical results of operations, including as a percentage of net sales, on a consolidated basis, for the years ended June 30, 2013, 2012 and 2011. (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Year Ended June 30,
	2013		2012		2011
Net sales	$1,344,523	100.0%	$1,238,273	100.0%	$1,175,500	100.0%
Cost of sales	709,344	52.8	623,985	50.4	614,134	52.3
Depreciation related to cost of goods sold	6,386	0.4	5,257	0.4	5,089	0.4
Gross profit	628,793	46.8	609,031	49.2	556,277	47.3
Selling, general and administrative expenses	517,250	38.5	484,963	39.2	453,956	38.6
Depreciation and amortization	39,583	3.0	28,797	2.3	24,746	2.1
Income from operations	71,960	5.3	95,271	7.7	77,575	6.6
Interest expense	24,309	1.8	21,759	1.8	21,481	1.8
Debt extinguishment charges	—	—	—	—	6,468	0.6

Income before income taxes	47,651	3.5	73,512	5.9	49,626	4.2
Provision for income taxes	6,940	0.5	16,093	1.3	8,637	0.7
Net income	40,711	3.0	57,419	4.6	40,989	3.5

	Year Ended June 30,
	2013		2012		2011
Other data:
EBITDA and EBITDA margin(1)	$117,929	8.8%	$129,325	10.4%	$100,942	8.6%

(1)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 11 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

At June 30, 2013, our operations were organized into the following two operating segments, which also comprise our reportable segments:

•

North America - Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and our global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third party licensee in which we have a minority investment.

•

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, (iii) costs related to our Global Efficiency Re-engineering Initiative (which we refer to as the “Initiative”), which was substantially completed in fiscal 2011, and (iv) acquisition-related costs including transition costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

The following table is a comparative summary of our net sales and segment profit by operating segment for the years ended June 30, 2013, 2012 and 2011, and reflects the basis of presentation described in Note 1 - “General Information & Summary of Significant Accounting Policies” and Note 18 - “Segment Data and Related Information” to the Notes to Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Year Ended June 30,
	2013		2012		2011
Segment Net Sales:
North America	$857,531		$778,407		$756,731
International	486,992		459,866		418,769

Total	$1,344,523		$1,238,273		$1,175,500

Segment Profit:
North America	$128,198		$128,692		$104,013
International	6,425		13,316		6,420
Less:
Depreciation and Amortization	45,969		34,054		29,835
Interest expense, net	24,309		21,759		21,481
Consolidation and Elimination Adjustments	912		5,575		1,854
Unallocated Corporate Expenses	15,782	(1)	7,108	(2)	7,637	(3)

Income Before Income Taxes	$47,651		$73,512		$49,626

(1)	Amounts for the year ended June 30, 2013, include (i) $13.8 million of inventory–related costs ($6.4 million of which did not require the use of cash in fiscal 2013) recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs, (ii) $0.4 million in transition expenses associated with such acquisitions, and (iii) $1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.
(2)	Amounts shown for the year ended June 30, 2012 include (i) $4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisitions from those companies, (ii) $0.8 million in transaction costs associated with such acquisitions, (iii) $0.4 million for product discontinuation charges, and (iv) $1.4 million of license termination costs.
(3)	Amounts shown for the year ended June 30, 2011 include (i) $6.5 million of debt extinguishment charges, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, (iii) $0.3 million of restructuring expenses related to the Initiative, and (iv) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

(Amounts in thousands)	Year Ended June 30,
	2013	2012	2011
Net Sales:
Elizabeth Arden Brand	$478,020	$484,645	$454,922
Celebrity, Lifestyle, Designer and Other Fragrances	866,503	753,628	720,578

Total	$1,344,523	$1,238,273	$1,175,500

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

Net Sales. Net sales increased by 8.6% or $106.3 million for the year ended June 30, 2013, compared to the year ended June 30, 2012. Excluding the unfavorable impact of foreign currency, net sales increased by 9.5%, or $118.0 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

Segment Net Sales:

North America

Net sales increased by 10.2% or $79.1 million. The impact of foreign currency translation was not material. Net sales of licensed and non-Elizabeth Arden branded, owned products increased by $99.9 million. The increase includes higher net sales of (i) $54.1 million of the brands acquired in the 2012 acquisitions, (ii) $44.5 million due to the launches of Pink Friday Nicki Minaj, Justin Bieber’s Girlfriend and Ed Hardy Skull & Roses fragrances, and (iii) $40.4 million from higher sales of the Juicy Couture and Taylor Swift fragrances. Partially offsetting these increases were lower sales of various other owned and licensed brands, including $16.3 million of lower sales of Britney Spears, Mariah Carey and Curve fragrances. Net sales for Elizabeth Arden branded products decreased by $2.6 million, due to lower sales of skin care products and fragrances. Net sales of distributed brands were $18.2 million lower than the prior year period.

International

Net sales increased by 5.9% or $27.1 million. Excluding the unfavorable impact of foreign currency, net sales increased by 8.4%, or $38.4 million. Net sales of licensed and non-Elizabeth Arden branded, owned products increased an aggregate of $31.7 million primarily due to higher sales of the brands acquired in the 2012 acquisitions (including the launches of Justin Bieber’s Girlfriend and Pink Friday Nicki Minaj) and Taylor Swift and John Varvatos fragrances, partially offset by lower sales of $9.2 million of Juicy Couture, Giorgio and Mariah Carey fragrances. Net sales for Elizabeth Arden branded products decreased by $4.0 million due to lower sales of color cosmetic products. Our international results were led by higher net sales of $14.1 million in distributor markets and $7.0 million in Europe.

Product Category Net Sales:

Elizabeth Arden Brand

Net sales decreased by 1.4% or $6.6 million, primarily due to lower sales for color cosmetic products and fragrances. Excluding the unfavorable impact of foreign currency, net sales increased by $0.3 million. Net sales for color cosmetic products decreased by 6.3%, or $4.4 million and net sales of fragrances decreased 1.0%, or $1.8 million as lower net sales of Elizabeth Arden 5th Avenue fragrances and Elizabeth Arden Pretty were partially offset by higher sales of Red Door fragrances.

Celebrity, Lifestyle, Designer and Other Fragrances

Net sales increased by 15.0% or $112.9 million. Excluding the unfavorable impact of foreign currency, net sales increased by 15.6% or $117.6 million. The increase includes higher net sales of (i) $69.4 million of brands acquired as part of the 2012 acquisitions, (ii) $62.5 million due to the launches of Justin Bieber’s Girlfriend, Pink Friday Nicki Minaj and Ed Hardy Skull & Roses fragrances, and (iii) $42.5 million from increased sales of Taylor Swift and Juicy Couture fragrances. Partially offsetting these increases were lower sales of various other owned and licensed brands, including $17.9 million of lower sales of Britney Spears, Mariah Carey and Curve fragrances as well as $18.7 million of lower sales of distributed brands.

Gross Margin. For the years ended June 30, 2013 and 2012, gross margins were 46.8% and 49.2%, respectively. Gross margin in the current year period was negatively impacted by $36.4 million, or 270 basis points, of inventory-related costs ($6.4 million of which did not require the use of cash in fiscal 2013) associated with the 2012 acquisitions and product changeover costs and product discontinuation charges associated with the Elizabeth Arden brand repositioning. Of the $36.4 million, $22.6 million relates to the brand repositioning, including $12.6 million for non-recurring product changeover costs and $10.0 million for product discontinuation charges. The non-recurring product changeover costs and expenses related to the shipping of new product assortment to retailers to replace the older products. The product discontinuation charges resulted from our strategic decision, based on our current evaluation of market demand and the status of the Elizabeth Arden brand repositioning, not to incur the additional costs associated with using existing raw materials and other components related to our older Elizabeth Arden skin care and color cosmetic products to manufacture additional finished goods inventory of such products. This strategic decision was made in order to accelerate the execution of the Elizabeth Arden brand repositioning, which should enable systematic improvement in our gross margins in future periods. Gross margin in the prior year period included $4.9 million, or 40 basis points of inventory related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions. Gross margin was also negatively impacted in the current year period by higher sales discounts and allowances and higher freight costs.

SG&A. Selling, general and administrative expenses increased 6.7%, or $32.3 million, for the year ended June 30, 2013, compared to the year ended June 30, 2012. The increase was due to higher marketing and sales expenses of $54.5 million, partially offset by lower general and administrative expenses of $22.2 million. The increase in marketing and sales expenses was primarily due to higher advertising, media and sales promotion expenses due to higher spend in support of the recently acquired brands and 2013 fiscal year fragrance launches, higher marketing expenses related to the Elizabeth Arden brand repositioning, and higher royalty expenses due to increased sales of licensed brands. The decrease in general and administrative expenses was principally due to lower incentive compensation related costs of $15.8 million and the impact of foreign currency translation of our affiliates’ balance sheets as the current year included losses of $1.5 million compared to losses of $4.2 million in the prior year period. The year ended June 30, 2013 also included $0.4 million of transition costs for the 2012 acquisitions, $0.5 million of product changeover expenses related to the Elizabeth Arden brand repositioning and $1.5 million in expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies. For the year ended June 30, 2012, general and administrative expenses also included a total of $2.2 million of license termination costs and transaction costs for the 2012 acquisitions.

Segment Profit

North America

Segment profit decreased slightly by 0.4% or $0.5 million. The decrease in segment profit was due to higher selling, general and administrative expenses as further discussed above.

International

Segment profit decreased by 51.7% or $6.9 million. The decrease in segment profit was due to higher selling, general and administrative expenses partially as further discussed above.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by 37.5% or $10.8 million, for the year ended June 30, 2013, compared to the year ended June 30, 2012, primarily due to higher amortization expense related to the 2012 acquisitions and higher depreciation expense for in-store counters and displays primarily related to the Elizabeth Arden brand repositioning.

Interest Expense. Interest expense, net of interest income, increased 11.7%, or $2.6 million, for the year ended June 30, 2013, compared to the year ended June 30, 2012. The increase was due to higher average borrowings under our revolving bank credit facility during the current year period due to the 2012 acquisitions and interest under our second lien credit agreement which we initially borrowed against on July 2, 2012.

Provision for Income Taxes. The pre-tax (loss) income from our domestic and international operations consisted of the following for the years ended June 30, 2013 and 2012:

(Amounts in thousands)	Year Ended
	June 30, 2013	June 30, 2012
Domestic pre-tax (loss) income	$(17,164)	$16,964
Foreign pre-tax income	64,815	56,548

Total income before income taxes	$47,651	$73,512

Effective tax rate	14.6%	21.9%

The effective tax rate in the current year period was lower as compared to the prior year period due to the domestic operating loss in the current year compared to operating income in the prior year as well as shifts in the ratio of earnings contributions between foreign jurisdictions. The current year period included out-of-period adjustments to correct an error related to deferred taxes that increased income tax expense by $0.9 million. The impact of the out-of-period adjustment in the current year, as well as other discrete tax adjustments in both the current year and prior year were not material to the effective tax rate. See Note 12 to the Notes to Consolidated Financial Statements.

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

Net Income. Net income for the year ended June 30, 2013, was $40.7 million compared to $57.4 million for the year ended June 30, 2012. The decrease in the net income was primarily due to higher selling, general and administrative expenses and higher depreciation and amortization expense, partially offset by higher gross profit and the lower effective tax rate in the current year period.

EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $117.9 million for the year ended June 30, 2013 and includes $38.8 million of costs comprised of (i) $13.8 million of inventory–related costs ($6.4 million of which did not require the use of cash in fiscal 2013) recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisition of licenses and certain other assets from those companies and other transition costs, (ii) $0.4 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, (iii) $23.1 million of non-recurring product changeover costs, product discontinuation charges and expenses related to the Elizabeth Arden brand repositioning, and (iv) $1.5 million in expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies. EBITDA for the year ended June 30, 2012 was $129.3 million and included $7.1 million of costs comprised of (i) $4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the asset acquisitions from those companies, (ii) $0.8 million in transaction costs associated with such acquisitions, (iii) $0.4 million for product discontinuation charges, and (iv) $1.4 million of license termination costs. The decrease in EBITDA in the current year of approximately $11.4 million compared to the prior year was primarily the result of higher selling, general and administrative expenses as discussed above. For a discussion of EBITDA and a reconciliation of net income to EBITDA for the years ended June 30, 2013 and 2012, see Note 11 under Item 6, “Selected Financial Data.”

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Net Sales. Net sales increased by 5.3% or $62.8 million for the year ended June 30, 2012, compared to the year ended June 30, 2011. The impact of foreign currency translation was not material. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

Segment Net Sales:

North America

Net sales increased by 2.9% or $21.7 million. The impact of foreign currency translation was not material. Net sales of Elizabeth Arden branded products were flat. Net sales of licensed and other owned fragrance brands decreased by $5.3 million due to lower sales of Juicy Couture, Mariah Carey, Usher and Britney Spears fragrances. Partially offsetting these decreases were higher sales from the launch of the Taylor Swift fragrance Wonderstruck as well as higher sales of Curve and the John Varvatos fragrance Star USA. Net sales of distributed brands sold under licenses acquired in the 2012 acquisitions and net sales of other distributed brands increased by $16.7 million and $10.2 million, respectively, as compared to the prior year. Higher sales to department store customers led our North America results.

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

Product Category Net Sales:

Elizabeth Arden Brand

Net sales increased by 6.5% or $29.7 million, primarily due to higher sales for skin care products and fragrances. The impact of foreign currency was not material. Net sales for skin care products increased by 9.3%, or $19.3 million, led by higher sales of Ceramides, Visible Difference and Eight Hour. Net sales of fragrances increased 4.7%, or $8.5 million, led by higher sales of Green Tea and Red Door fragrances.

Celebrity, Lifestyle, Designer and Other Fragrances

Net sales increased by 4.6% or $33.1 million. The impact of foreign currency was not material. Net sales increased by $55.7 million primarily due to the launches of the Taylor Swift fragrance Wonderstruck and the John Varvatos fragrance Star USA, as well as higher sales of Viva La Juicy and Curve fragrances. Partially offsetting these increases were $40.4 million of lower sales of Mariah Carey, Britney Spears and Usher fragrances, as well as lower sales of other Juicy Couture fragrances due in part to the prior year launch of Peace, Love & Juicy Couture. Net sales of distributed brands sold under licenses acquired in the 2012 acquisitions and net sales of other distributed brands increased by $17.0 million and $10.7 million, respectively, as compared to the prior year.

Gross Margin. For the years ended June 30, 2012 and June 30, 2011, gross margins were 49.2% and 47.3%, respectively. Gross margin in the current year period benefited from a higher proportion of sales of Elizabeth Arden products, primarily skin care products which have higher gross margins, as well as improved operating efficiencies, including lower freight and distribution costs. Partially offsetting these benefits were $4.9 million, or 40 basis points, of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions.

SG&A. Selling, general and administrative expenses increased 6.8%, or $31.0 million, for the year ended June 30, 2012, compared to the year ended June 30, 2011. The increase was due to higher marketing and sales expenses of $24.4 million and higher general and administrative expenses of $6.6 million. The increase in marketing and sales expenses was primarily due to higher advertising, sales promotion, and direct selling and development expenses of $24.3 million. The increase in general and administrative expenses was principally due to (i) higher payroll related costs, net of lower incentive compensation, of $2.2 million, and (ii) the unfavorable impact of foreign currency translation of certain of our affiliates’ balance sheets as the current year included losses of $4.2 million compared to losses of $0.9 million in the prior year. For the year ended June 30, 2012, general and administrative expenses also included a total of $2.2 million of license termination costs and transaction costs for the 2012 acquisitions. For the year ended June 30, 2011, total one-time costs relating to restructuring and our Global Efficiency Re-engineering Initiative totaled $1.4 million.

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

The increase in the effective tax rate in the current year period as compared to the prior year period was mainly due to (i) higher earnings contributions from our domestic operations in the current year as compared to the prior year, and (ii) a shift in the ratio of earnings contributions between foreign jurisdictions that have different tax rates. Our domestic operations are tax-effected at a higher rate than our foreign operations. The impact of discrete tax adjustments in the current year were not material to the effective tax rate. The prior year effective tax rate included a net tax benefit of $1.4 million, of which (i) $0.9 million related to the closure of foreign tax audits and was recorded in the fourth quarter, (ii) $0.3 million related to the reversal of valuation allowances associated with net operating losses previously recorded by certain international subsidiaries that became realizable, and (iii) $0.2 million related to tax benefits due to changes in estimates for certain entities. Also included in the prior year effective tax rates was a tax benefit of $0.6 million related to research and development and foreign tax credits. See Note 12 to the Notes to Consolidated Financial Statements.

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

EBITDA. EBITDA (net income plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $129.3 million for the year ended June 30, 2012, includes $7.1 million of costs comprised of (i) $4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions from those companies, (ii) $0.8 million in transaction costs associated with such acquisitions, (iii) $0.4 million for product discontinuation charges, and (iv) $1.4 million of license termination costs. EBITDA for the year ended June 30, 2011, was $100.9 million and included $6.5 million in debt extinguishment charges and restructuring and Initiative-related one-time costs of $0.6 million. The increase in EBITDA for the year ended June 30, 2012 of approximately $28.4 million compared to the prior year was primarily the result of higher income from operations as discussed above. For a discussion of EBITDA and a reconciliation of net income to EBITDA for the years ended June 30, 2012 and June 30, 2011, see Note 11 under Item 6, “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2013, approximately 60% of our net sales were made during the first half of our fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Net cash provided by operating activities	$62,091	$58,524	$97,746
Net cash used in investing activities	(48,591)	(153,224)	(39,472)
Net cash (used in) provided by financing activities	(9,214)	96,760	(28,519)
Net increase in cash and cash equivalents	2,594	230	31,969

Operating Activities

Cash provided by our operating activities is driven by net income adjusted for non-cash expenses and debt extinguishment charges, and changes in working capital. The following chart illustrates our net cash provided by operating activities during the years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Net income	$40,711	$57,419	$40,989
Net adjustments to reconcile net income to net cash provided by operating activities	51,888	49,121	44,656
Net change in assets and liabilities, net of acquisitions (“working capital changes”)	(30,508)	(48,016)	12,101

Net cash provided by operations	$62,091	$58,524	$97,746

For the year ended June 30, 2013, net cash provided by operating activities was $62.1 million, as compared to $58.5 million for the year ended June 30, 2012. Net income decreased by $16.7 million and net adjustments to reconcile net income to cash used in operating activities increased by $2.8 million, as compared to the prior year. Working capital changes utilized cash of $30.5 million in the current year as compared to $48.0 million in the prior year. The decrease in cash utilized by working capital changes primarily related to a decrease in prepaid and other assets as the prior year was impacted by royalty prepayments and other payments to licensors and suppliers in connection with the 2012 acquisitions and the amended license agreement with Liz Claiborne, as well as a larger aggregate increase in accounts payable and other accrued liabilities primarily due to the timing of payments.

For the year ended June 30, 2012, net cash provided by operating activities was $58.5 million, as compared to $97.7 million for the year ended June 30, 2011. Net income increased by $16.4 million and net adjustments to reconcile net income to cash used in operating activities increased by $4.5 million, as compared to the prior year. Working capital changes utilized cash of $48.0 million in the current year period as compared to providing cash of $12.1 million in the prior year. The increase in cash utilized by working capital changes primarily related to (i) a larger increase in accounts receivable due to the increase in and timing of sales in the fourth quarter, (ii) higher inventory purchases in the current year primarily due to the brand repositioning for Elizabeth Arden, (iii) royalty prepayments and other payments to licensors and suppliers in connection with the 2012 acquisitions and the amended license agreement with Liz Claiborne, and (iv) higher cash payments and lower accruals in the current year as compared to prior year incentive compensation payments and accruals. These increases were partially offset by higher accounts payable, primarily due to the timing of payments to vendors and inventory purchases.

Investing Activities

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Additions to property and equipment	$(40,523)	$(24,088)	$(25,608)
Acquisition of businesses, intangible and other assets	(8,068)	(129,136)	(13,864)

Net cash used in investing activities	$(48,591)	$(153,224)	$(39,472)

For the year ended June 30, 2013, net cash used in investing activities of $48.6 million was composed of (i) $40.5 million of capital expenditures, (ii) $7.6 million associated with a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas, and (iii) $0.5 million for the acquisition of a license for a cosmetic formula.

For the year ended June 30, 2012, net cash used in investing activities of $153.2 million was composed of $24.1 million of capital expenditures and $129.1 million related to the acquisition of businesses, intangibles and other assets. The cash used for acquisition of businesses, intangibles and other assets was primarily composed of (i) $43.9 million for the acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands from the amendment of the license agreement with Liz Claiborne, (ii) $58.1 million for the acquisition of intangible assets, inventory and other assets from New Wave LLC and (iii) $26.5 for the acquisition of intangible assets, inventory and other assets from Give Back Brands LLC. During the year ended June 30, 2012, we also paid an aggregate of $0.6 million for the license agreements for a cosmetic formula and patent.

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

We currently expect to incur approximately $50 million in capital expenditures in the year ending June 30, 2014, primarily for (i) in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) computer hardware and software, including amounts related to the last phase of our Oracle global enterprise system, which includes an upgrade to certain of our information systems for our global supply chain and logistics functions, (iii) tools and dies for new fragrance launches, and (iv) leasehold improvements, including amounts for the new Elizabeth Arden Spa and Elizabeth Arden retail store in New York City.

Financing Activities

The following chart illustrates our net cash (used in) provided by financing activities during the years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
(Payments on) proceeds from short-term debt	$(1,200)	$89,200	$(59,000)
Proceeds from long-term debt	—	—	243,996
Repurchase of senior subordinated notes	—	—	(223,332)
Repurchase of common stock	(12,905)	—	(13,758)
Proceeds from the exercise of stock options	7,589	5,570	20,432
Payments of contingent consideration related to acquisition	(4,960)	—	—
All other financing activities	2,262	1,990	3,143

Net cash (used in) provided by financing activities	$(9,214)	$96,760	$(28,519)

For the year ended June 30, 2013, net cash used in financing activities was $9.2 million, as compared to net cash provided by financing activities of $96.8 million for the year ended June 30, 2012. For the year ended June 30, 2013, borrowings under our credit facility decreased by $1.2 million from a balance of $89.2 million at June 30, 2012. Repurchases of common stock totaled $12.9 million and payments of contingent consideration related to the fiscal 2012 acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $5.0 million. There were no repurchases of common stock during the fiscal year ended June 30, 2012. Proceeds from the exercise of stock options were $7.6 million for the fiscal year ended June 30, 2013 period compared to $5.6 million for the prior year.

On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Concurrently with the offering of the 7 3/8% senior notes, the Company commenced a cash tender offer and consent solicitation for all of its $220 million of outstanding 7 3/4% senior subordinated notes due January 2014. All of the outstanding 7 3/4% senior subordinated notes were either purchased or redeemed during the third quarter of fiscal 2011.

For the year ended June 30, 2012, net cash provided by financing activities was $96.8 million, as compared to net cash used in financing activities of $28.5 million for the year ended June 30, 2011. For the year ended June 30, 2012, borrowings under our credit facility increased by $89.2 million primarily to fund the 2012 acquisitions. There were no borrowings outstanding under our credit facility at June 30, 2011. Proceeds from the exercise of stock options were $5.6 million for the year ended June 30, 2012 compared to $20.4 million for the prior year ended June 30, 2011. There were no repurchases of common stock during the fiscal year ended June 30, 2012, and repurchases of common stock in the prior fiscal year were $13.8 million. The repurchases of common stock for the year ended June 30, 2011, included approximately $1.2 million for the settlement of shares that were repurchased at the end of fiscal 2010 under our repurchase program and approximately $3.4 million for shares withheld by us upon the March 2011 vesting of certain market-based restricted stock granted in 2005 to satisfy minimum statutory tax withholding obligations resulting from such vesting.

Interest paid during the year ended June 30, 2013, included $18.4 million of interest payments on the 7 3/8% senior notes due 2021, $3.6 million of interest paid on the borrowings under our credit facility and $0.7 million of interest paid on our second lien term loan. Interest paid during the year ended June 30, 2012, included $21.3 million of interest payments on the 7 3/8% senior notes due to the timing of interest payments following the issuance of such notes in January 2011 and $2.2 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2011, included $16.0 million of interest payments on the 7 3/4% senior subordinated notes and $2.3 million of interest paid on the borrowings under our credit facility.

At June 30, 2013, we had approximately $61.7 million of cash, of which $55.1 million was held outside of the United States primarily in Switzerland, South Africa and Australia. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

Debt and Contractual Financial Obligations and Commitments. At June 30, 2013, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including current portion	$250,000	$—	$—	$—	$250,000
Interest payments on long-term debt(1)	142,893	18,438	36,876	36,876	50,703
Operating lease obligations	94,942	17,989	31,575	19,508	25,870
Capital lease obligations	73	18	37	18	—
Purchase obligations(2)	431,566	326,543	72,396	23,603	9,024
Other long-term obligations(3)	27,925	5,000	22,925	—	—

Total	$947,399	$367,988	$163,809	$80,005	$335,597

(1)	Consists of interest at the rate of 7 3/8% per annum on the $250 million aggregate principal amount of 7 3/8% senior notes. See Note 9 to the Notes to Consolidated Financial Statements.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Includes: (i) the contingent consideration which may become payable to Give Back Brands LLC if certain sales targets are met, but (ii) excludes $10.0 million of unrecognized tax benefits that, if not realized, would result in cash payments. We cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due. See Notes 11 and 12 to the Notes to Consolidated Financial Statements.

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

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for each of the quarters during fiscal 2013 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2013. We were in compliance with all applicable covenants under the credit facility for the quarter and year ended June 30, 2013.

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

At June 30, 2013, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. The commitment fee on the unused portion of the credit facility at June 30, 2013 was 0.50%. For the years ended June 30, 2013 and 2012, the weighted average annual interest rate on borrowings under our credit facility was 2.1% and 2.2%, respectively.

In connection with the 2012 acquisitions of fragrance licenses and certain other assets from New Wave Fragrances LLC and Give Back Brands LLC, on June 12, 2012, the Company entered into a second lien facility agreement with JPMorgan Chase Bank, N.A. providing us the ability to borrow up to $30 million on or prior to July 2, 2012. On July 2, 2012, we borrowed $30 million under this facility agreement and used the proceeds to repay amounts under our credit facility. The second lien facility is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories and the interest on borrowings charged under the second lien facility was either (i) LIBOR plus an applicable margin of 3.75% or (ii) the base rate specified in the second lien facility (which is comparable to prime rates) plus a margin of 2.75%. We had the option to prepay all or a portion of the second lien facility anytime after February 1, 2013, provided the borrowing base capacity under the credit facility was in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. The second lien facility matures on July 2, 2014.

On February 11, 2013, we prepaid all of the amounts outstanding under the second lien facility and amended the second lien facility to allow for borrowings of up to $30 million on a revolving basis until its maturity. The amendment also reduced the interest on borrowings on the second lien facility to (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the second lien facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the second lien facility ranges from 0.25% to 0.375%. To the extent we borrow amounts under the second lien facility, we have the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. At June 30, 2013, we had no outstanding borrowings under the second lien facility.

At June 30, 2013, we had $88.0 million in borrowings and $2.6 million in letters of credit outstanding under the credit facility. At June 30, 2013, based on eligible accounts receivable and inventory available as collateral, an additional $81.4 million in the aggregate could be borrowed under our credit facility and our second lien facility. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

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

For the fiscal year ended June 30, 2013, we purchased 332,894 shares of common stock on the open market under the stock repurchase program at an average price of $38.77 per share and at a cost of $12.9 million, including sales commissions. As of June 30, 2013, we had repurchased 4,362,095 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.32 per share and at a cost of approximately $79.9 million, including sales commissions, leaving approximately $40.1 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method. See Note 13 to Notes to Consolidated Financial Statements.

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future operating or financial performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially from our forward-looking statements is set forth below, and most of these factors are discussed in greater detail under Item 1A - “Risk Factors” of this Annual Report on Form 10-K:

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

•

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact retailer and/or consumer confidence and demand, such as domestic or international recessions or economic uncertainty;

•	our ability to protect our intellectual property rights;

•	the success, or changes in the timing or scope, of our new product launches, advertising and merchandising programs;

•	our ability to successfully manage our inventories;

•	the quality, safety and efficacy of our products;

•	the impact of competitive products and pricing;

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

•

our ability to effectively implement, manage and maintain our global information systems and maintain the security of our confidential data and our employees’ and customers’ personal information, including our ability to successfully and cost-effectively implement the last phase of our Oracle global enterprise system;

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

Interest Rate Risk

As of June 30, 2013, we had $88.0 million in borrowings and $2.6 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien term facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the year ended June 30, 2013, and assuming there had been a two percentage point (200 basis points) change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2013 would have increased or decreased by approximately $2.7 million. See Note 8 to the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 120 countries around the world. During the fiscal year ended June 30, 2013, we derived approximately 41% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

As of June 30, 2013, our subsidiaries outside the United States held 40% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency of our subsidiaries into the U.S. dollar at current exchange rates is included in accumulated other comprehensive (loss) income in our consolidated balance sheets.

As of June 30, 2013, we had notional amounts of 5.0 million British pounds and 7.5 million Euros under open foreign currency contracts that expire between July 31, 2013 and May 31, 2014 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2013, we had notional amounts of 9.9 million Swiss francs under foreign currency contracts that expire between July 31, 2013 and May 31, 2014 used to hedge forecasted operating costs.

We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the year ended June 30, 2013 from settled contracts was approximately $0.3 million. At June 30, 2013, the unrealized gain, net of taxes, associated with these open contracts of approximately $0.6 million is included in accumulated other comprehensive (loss) income in our consolidated balance sheet. See Note 16 to the Notes to Consolidated Financial Statements.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. As of June 30, 2013, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the year ended June 30, 2013, was $0.2 million.

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

Report of Management

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2013 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of the other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2013.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting for the year ended June 30, 2013, and has expressed an unqualified opinion in their report, which is included herein.

/s/ E. Scott Beattie	/s/ Stephen J. Smith
E. Scott Beattie Chairman, President and Chief Executive Officer	Stephen J. Smith Executive Vice President and Chief Financial Officer

August 12, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elizabeth Arden, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

August 12, 2013

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except shares and par value)

	As of
	June 30, 2013	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$61,674	$59,080
Accounts receivable, net	211,763	188,141
Inventories	310,934	291,987
Deferred income taxes	35,850	40,706
Prepaid expenses and other assets	37,458	44,583

Total current assets	657,679	624,497

Property and equipment, net	106,588	89,438
Exclusive brand licenses, trademarks and intangibles, net	296,416	314,502
Goodwill	21,054	21,054
Debt financing costs, net	6,536	7,903
Deferred income taxes	1,442	1,866
Other	14,017	7,494

Total assets	$1,103,732	$1,066,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$88,000	$89,200
Accounts payable - trade	115,180	77,961
Other payables and accrued expenses	90,179	111,518

Total current liabilities	293,359	278,679

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	45,091	56,348

Total long-term liabilities	295,091	306,348

Total liabilities	588,450	585,027

Commitments and contingencies (see Note 10)

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,338,422 and 33,788,871 shares issued, respectively	343	338
Additional paid-in capital	349,060	337,740
Retained earnings	258,065	217,354
Treasury stock (4,686,094 and 4,353,200 shares at cost, respectively)	(87,776)	(74,871)
Accumulated other comprehensive (loss) income	(4,410)	1,166

Total shareholders’ equity	515,282	481,727

Total liabilities and shareholders’ equity	$1,103,732	$1,066,754

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended June 30,
	2013	2012	2011
Net sales	$1,344,523	$1,238,273	$1,175,500
Cost of goods sold:
Cost of sales	709,344	623,985	614,134
Depreciation related to cost of goods sold	6,386	5,257	5,089

Total cost of goods sold	715,730	629,242	619,223

Gross profit	628,793	609,031	556,277

Operating expenses
Selling, general and administrative	517,250	484,963	453,956
Depreciation and amortization	39,583	28,797	24,746

Total operating expenses	556,833	513,760	478,702

Income from operations	71,960	95,271	77,575
Other expense
Interest expense	24,309	21,759	21,481
Debt extinguishment charges	—	—	6,468

Other expense, net	24,309	21,759	27,949

Income before income taxes	47,651	73,512	49,626
Provision for income taxes	6,940	16,093	8,637

Net income	$40,711	$57,419	$40,989

Net income per common share:
Basic	$1.37	$1.97	$1.47

Diluted	$1.33	$1.91	$1.41

Weighted average number of common shares:
Basic	29,672	29,115	27,843

Diluted	30,539	30,111	29,008

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended June 30,
	2013	2012	2011
Net income	$40,711	$57,419	$40,989

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments(1)	(6,004)	(5,551)	8,388
Net unrealized cash flow hedging gains (losses)(2)	428	1,576	(1,765)

Total other comprehensive (loss) income, net of tax	(5,576)	(3,975)	6,623

Comprehensive income	$35,135	$53,444	$47,612

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S subsidiaries.
(2)	Net of tax expense of $26 and $606 for the year ended June 30, 2013 and 2012, respectively, and net of tax benefit of $572 for the year ended June 30, 2011.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance as of July 1, 2010	31,897	$319	$297,137	$118,946	(3,633)	$(62,303)	$(1,482)	$352,617
Issuance of common stock upon exercise of options	1,354	13	20,419	—	—	—	—	20,432
Issuance of common stock for employee stock purchase plan	107	1	1,753	—	—	—	—	1,754
Restricted stock, forfeitures and tax withholdings	95	1	—	—	—	—	—	1
Amortization of share-based awards	—	—	4,904	—	—	—	—	4,904
Repurchase of common stock	—	—	–	—	(720)	(12,568)	—	(12,568)
Excess tax benefit from share-based awards	—	—	3,008	—	—	—	—	3,008
Other	—	—	5	—	—	—	—	5
Net Income	—	—	—	40,989	—	—	—	40,989
Foreign currency translation adjustments	—	—	—	—	—	—	8,388	8,388
Net unrealized cash flow hedging loss	—	—	—	—	—	—	(1,765)	(1,765)

Balance as of June 30, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance as of July 1, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765
Issuance of common stock upon exercise of options	439	5	5,565	—	—	—	—	5,570
Restricted stock, forfeitures and tax withholdings	(177)	(2)	(2,098)	—	—	—	—	(2,100)
Issuance of common stock for employee stock purchase plan	74	1	1,989					1,990
Amortization of share-based awards	—	—	5,057	—	—	—	—	5,057
Excess tax benefit from share-based awards	—	—	(39)	—	—	—	—	(39)
Other	—	—	40	—	—	—	—	40
Net Income	—	—	—	57,419	—	—	—	57,419
Foreign currency translation adjustments	—	—	—	—	—	—	(5,551)	(5,551)
Net unrealized cash flow hedging gain	—	—	—	—	—	—	1,576	1,576

Balance as of June 30, 2012	33,789	$338	$337,740	$217,354	(4,353)	$(74,871)	$1,166	$481,727

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance as of July 1, 2012	33,789	$338	$337,740	$217,354	(4,353)	$(74,871)	$1,166	$481,727
Issuance of common stock upon exercise of options, net of tax withholdings of $1,444	512	5	6,140	—	—	—	—	6,145
Restricted stock, forfeitures and tax withholdings	(30)	—	(2,748)	—	—	—	—	(2,748)
Issuance of common stock for employee stock purchase plan	67	—	2,267					2,267
Amortization of share-based awards	—	—	5,607	—	—	—	—	5,607
Repurchase of common stock	—	—	–	—	(333)	(12,905)	—	(12,905)
Excess tax benefit from share-based awards	—	—	(22)	—	—	—	—	(22)
Other	—	—	76	—	—	—	—	76
Net Income	—	—	—	40,711	—	—	—	40,711
Foreign currency translation adjustments	—	—	—	—	—	—	(6,004)	(6,004)
Net unrealized cash flow hedging gain	—	—	—	—	—	—	428	428

Balance as of June 30, 2013	34,338	$343	$349,060	$258,065	(4,686)	$(87,776)	$(4,410)	$515,282

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended June 30,
	2013	2012	2011
Operating activities:

Net income	$40,711	$57,419	$40,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,969	34,054	29,835
Amortization of senior note offering, credit facility and swap termination costs	1,367	1,247	1,330
Amortization of share-based awards	5,607	5,057	4,904
Debt extinguishment charges	—	—	6,468
Deferred income taxes	(1,055)	8,763	2,119
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(25,112)	(25,177)	8,255
(Increase) decrease in inventories	(21,597)	(23,836)	27,625
Decrease (increase) in prepaid expenses and other assets	7,053	(5,404)	13,596
Increase (decrease) in accounts payable	39,390	17,899	(52,637)
(Decrease) increase in other payables and accrued expenses	(29,612)	(11,093)	14,118
Other	(630)	(405)	1,144

Net cash provided by operating activities	62,091	58,524	97,746

Investing activities:
Additions to property and equipment	(40,523)	(24,088)	(25,608)
Acquisition of businesses, intangibles and other assets	(8,068)	(129,136)	(13,864)

Net cash used in investing activities	(48,591)	(153,224)	(39,472)

Financing activities:
(Payments on) proceeds from short-term debt	(1,200)	89,200	(59,000)
Proceeds from long-term debt	—	—	243,996
Repurchase of senior subordinated notes	—	—	(223,332)
Repurchase of common stock	(12,905)	—	(13,758)
Proceeds from the exercise of stock options	7,589	5,570	20,432
Proceeds from the issuance of common stock under the employee stock purchase plan	2,267	1,990	1,754
Payments of contingent consideration related to acquisition	(4,960)	—	—
Payments under capital lease obligations	(5)	—	—
Financing fees paid	—	—	(2,345)
Excess tax benefit from share-based awards	—	—	3,734

Net cash (used in) provided by financing activities	(9,214)	96,760	(28,519)

Effects of exchange rate changes on cash and cash equivalents	(1,692)	(1,830)	2,214
Net increase in cash and cash equivalents	2,594	230	31,969
Cash and cash equivalents at beginning of year	59,080	58,850	26,881

Cash and cash equivalents at end of year	$61,674	$59,080	$58,850

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$22,724	$23,425	$18,333

Income taxes paid during the year	$10,233	$8,760	$6,157

Supplemental Disclosure of Non-Cash Flow Information:
Additions to property and equipment (not included above)	$8,340	$5,371	$1,332

Acquisition of intangibles and other assets (not included above)	$—	$29,125	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	General Information and Summary of Significant Accounting Policies

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

Acquisitions. In May 2012, the Company acquired the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC (“New Wave”). In June 2012, the Company also acquired the global licenses and certain assets, including inventory, related to the Justin Bieber and Nicki Minaj fragrance brands from Give Back Brands LLC (“Give Back Brands”). See Note 11. For ease of reference in these Notes to Consolidated Financial Statements, the asset acquisitions from New Wave and Give Back Brands are referred to herein, on a collective basis, as the “2012 Acquisitions”.

Investments. In fiscal 2013, the Company invested a total of $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2013, is included in other assets on the Company’s consolidated balance sheet.

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

Revenue Recognition. Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectability of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances, which are granted to certain of the Company’s customers and are subject to the Company’s authorization and approval. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2013, 2012 and 2011, one customer accounted for an aggregate of 11%, 13% and 14%, respectively, of the Company’s net sales.

Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as their functional currency are translated at year-end rates of exchange, while sales and expenses are translated at weighted average rates of exchange. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other accumulated comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in net unrealized losses of $6.0 million and $5.6 million for the years ended June 30, 2013 and 2012, respectively, and net unrealized gains of $8.4 million for the year ended June 30, 2011. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries’ statements of operations. Such net losses totaled $1.5 million, $4.2 million and $0.9 million, in the years ended June 30, 2013, 2012 and 2011, respectively.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Exclusive Brand Licenses, Trademarks, and Intangibles. The Company’s definite lived intangible assets are being amortized using the straight-line method over their estimated useful lives. Intangible assets that have indefinite useful lives are not being amortized. See Note 7.

Indefinite-Lived and Long-Lived Assets. Goodwill and intangible assets with indefinite lives are not amortized, but rather assessed for impairment at least annually. An annual impairment assessment is performed during the Company’s fourth fiscal quarter or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangible assets may not fully be recoverable. The Company adopted the updated guidance to Topic 350, Intangibles- Goodwill and Other, issued by the Financial Accounting Standards Board (“FASB”) in September 2011, for its annual goodwill impairment assessment that was performed during fiscal year 2012. The updated guidance simplifies how an entity assesses goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment assessment. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Should a goodwill impairment assessment be necessary, there is a two step process for assessing impairment of goodwill. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value.

Long-lived assets are reviewed for impairment upon the occurrence of specific triggering events. The impairment assessment is based on a comparison of the carrying value of such assets against the undiscounted future cash flows expected to be generated by such assets. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. There were no triggering events identified, and therefore no such adjustments were recorded for the years ended June 30, 2013, 2012 or 2011. See Note 7.

Leases. The Company leases distribution equipment, office and computer equipment, and vehicles. The Company also has operating leases for office and retail space. The Company reviews all of its leases to determine whether they qualify as operating or capital leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

Debt Issuance Costs. Debt issuance costs and transaction fees, which are associated with the issuance of senior notes, the revolving credit facility and second lien facility (see Note 8), are being amortized and charged to interest expense over the term of the related notes or the term of the applicable credit facility. In any period in which the senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed. In addition, termination costs related to interest rate swaps are amortized to interest expense over the remaining life of the related notes. See Note 9.

Cost of Sales. Included in cost of sales are the cost of products sold, the cost of gift with purchase items provided to customers, royalty costs related to patented technology or formulations, warehousing, distribution and supply chain costs. The major components of warehousing, distribution and supply chain costs include salary and related benefit costs for employees in the warehousing, distribution and supply chain functions and facility related costs in these areas.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Selling, General and Administrative Costs. Included in selling, general and administrative expenses are advertising, creative development and promotion costs not paid directly to the Company’s customers, royalty costs related to trademarks, salary and related benefit costs of the Company’s employees in the finance, human resources, information technology, legal, sales and marketing functions, facility related costs of the Company’s administrative functions, and costs paid to consultants and third party providers for related services.

Advertising and Promotional Costs. Advertising and promotional costs paid directly to customers for goods and services provided (primarily co-op advertising and certain direct selling costs) are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs include promotions, direct selling, co-op advertising and media placement. Advertising and promotional costs for the years ended June 30, 2013, 2012 and 2011 were as follows:

	Year Ended June 30,
(Amounts in millions)	2013	2012	2011
Advertising and promotional costs	$414.1	$353.1	$332.8

Income Taxes. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities and certain other adjustments. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or, that future deductibility is uncertain. The Company has not provided for taxes on undistributed earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required.

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

Hedge Contracts. The Company has designated each foreign currency contract entered into as of June 30, 2013, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive income on the consolidated balance sheet. Gains and losses will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately.

Other Payables and Accrued Expenses. A summary of the Company’s other payables and accrued expenses as of June 30, 2013 and 2012, is as follows:

(Amounts in thousands)	June 30, 2013	June 30, 2012
Accrued employee-related benefits	$12,605	$28,288
Accrued advertising, promotion and royalties	26,668	27,774
Accrued value added taxes	6,395	5,017
Accrued interest	6,200	5,819
Other accruals	38,311	44,620

Total other payables and accrued expenses	$90,179	$111,518

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive income (loss) items. The Company’s accumulated other comprehensive (loss) income shown on the consolidated balance sheets at June 30, 2013 and June 30, 2012, consists of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company’s foreign currency contracts, respectively.

The components of accumulated other comprehensive (loss) income as of June 30, 2013, 2012 and 2011, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Cumulative foreign currency translation adjustments	$(5,007)	$997	$6,548
Unrealized hedging gain (loss), net of taxes	597	169	(1,407)

Accumulated other comprehensive (loss) income	$(4,410)	$1,166	$5,141

Fair Value of Financial Instruments. The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. On January 1, 2012, the Company adopted the new FASB and the International Accounting Standards Board (“IASB”) guidance on fair value measurement and disclosure requirements. This update supersedes most of the guidance in Topic 820, Fair Value Measurements and Disclosures and many of the changes are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards. The changes to Topic 820 did not have a material impact on the Company’s consolidated financial statements or disclosures. The fair value of the Company’s senior notes and all other financial instruments was not materially different than their carrying value as of June 30, 2013, and June 30, 2012. See Note 15.

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

Out-Of Period Adjustments. During the year ended June 30, 2013, the Company recorded out-of-period adjustments to correct an error related to deferred taxes. Income tax expense increased and net income decreased by $0.9 million. The company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

Reclassifications. To conform to the presentation for the fiscal year ended June 30, 2013, certain reclassifications were made to the prior year’s consolidated financial statements and accompanying footnotes.

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

	Year Ended June 30,
(Amounts in thousands, except per share data)	2013	2012	2011
Basic
Net income	$40,711	$57,419	$40,989

Weighted average shares outstanding	29,672	29,115	27,843

Net income per basic share	$1.37	$1.97	$1.47

Diluted
Net income	$40,711	$57,419	$40,989

Weighted average basic shares outstanding	29,672	29,115	27,843
Potential common shares - treasury method	867	996	1,165

Weighted average shares and potential diluted shares	30,539	30,111	29,008

Net income per diluted share	$1.33	$1.91	$1.41

The following table shows the number of shares of Common Stock subject to options and restricted stock and restricted stock unit awards that were outstanding for the years ended June 30, 2013, 2012 and 2011, which were not included in the net income per diluted share calculation because to do so would have been anti-dilutive:

	Year Ended June 30,
	2013	2012	2011
Number of shares	90,100	—	30,000

NOTE 3.	New Accounting Standards

Comprehensive Income

In January 2013, the Financial Accounting Standards Board issued an update to the guidance in Topic 220, Comprehensive Income. This update does not change the requirements for reporting net income or other comprehensive income in financial statements, but rather improves the transparency of reporting reclassifications out of accumulated other comprehensive income. The new guidance is effective for the Company beginning July 1, 2013, and adoption is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.	Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from uncollectible accounts receivable and estimated sales returns in the ordinary course of business:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Allowance for Bad Debt:
Beginning balance	$5,883	$6,961	$6,127
Provision	462	418	2,303
Write-offs, net of recoveries	(2,864)	(1,496)	(1,469)

Ending balance	$3,481	$5,883	$6,961

Allowance for Sales Returns:
Beginning balance	$16,548	$16,101	$19,568
Provision(1)	72,939	57,121	57,398
Actual returns(1)	(69,954)	(56,674)	(60,865)

Ending balance	$19,533	$16,548	$16,101

(1)	The increase in fiscal 2013 compared to fiscal 2012 was primarily due to the Elizabeth Arden brand repositioning and higher sales, primarily to North America department stores and specialty beauty store customers that have return rights, as a result of the brands acquired under the 2012 Acquisitions.

NOTE 5.	Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2013	2012
Raw and packaging materials	$66,295	$55,362
Work in progress	26,902	19,650
Finished goods	217,737	216,975

Totals	$310,934	$291,987

NOTE 6.	Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated
(Amounts in thousands)	2013	2012	Life
Land	$64	$64	—
Building and building improvements	744	907	40
Leasehold improvements	19,561	17,036	2 - 10
Machinery, equipment, furniture and fixtures and vehicles	18,444	17,819	5 - 14
Computer equipment and software	62,163	59,036	3 - 10
Counters and trade fixtures	58,983	72,311	3 - 5
Tools and molds	25,458	23,982	1 - 3

	185,417	191,155
Less accumulated depreciation	(91,535)	(112,243)

	93,882	78,912
Projects in progress	12,706	10,526

Property and equipment, net	$106,588	$89,438

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2013, property and equipment under capital leases was approximately $73, net of accumulated depreciation, and consists of computer equipment and software. Total depreciation expense, including depreciation recorded in cost of goods sold, for the years ended June 30, 2013, 2012 and 2011, was as follows:

	Year Ended June 30,
(Amounts in millions)	2013	2012	2011
Depreciation expense	$26.3	$23.6	$20.9

NOTE 7.	Exclusive Brand Licenses, Trademarks and Intangibles, Net and Goodwill

The following summarizes the cost basis, amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2013	Weighted Average Estimated Life	June 30, 2012	Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	Indefinite	$122,415	Indefinite
Exclusive brand licenses and related trademarks	179,506	13	178,555	13
Exclusive brand trademarks and patents	100,902	17	100,313	17
Other intangibles(1)	16,000	20	16,000	20

Exclusive brand licenses, trademarks and intangibles, gross	418,823		417,283
Accumulated amortization:
Exclusive brand licenses and related trademarks	(68,508)		(53,486)
Exclusive brand trademarks and patents	(48,398)		(44,687)
Other intangibles	(5,501)		(4,608)

Exclusive brand licenses, trademarks and intangibles, net	$296,416		$314,502

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

At June 30, 2013, the Company had goodwill of $21.1 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at June 30, 2013 did not change from the prior year end balance as the Company did not record any additions or impairments during fiscal 2013.

Goodwill and intangible assets with indefinite lives, such as the Company’s Elizabeth Arden trademarks, are not amortized, but rather assessed for impairment at least annually. An annual impairment assessment is performed during the fourth quarter of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangibles may not fully be recoverable. During fiscal year 2012, the Company adopted the updated guidance to Topic 350, Intangibles- Goodwill and Other, issued by the Financial Accounting Standards Board (“FASB”) in September 2011, for its annual impairment assessment of goodwill. During the quarter ended June 30, 2013, the Company completed the Company’s annual impairment assessment of goodwill using the qualitative assessment under Topic 350 and the analysis indicated that no impairment adjustment was required. Similarly, no such adjustments for impairment of goodwill were recorded for the fiscal years ended June 30, 2012 or 2011.

In July 2012, the FASB issued another update to Codification Topic 350, Intangibles- Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is “more likely than not” that the asset is impaired. The changes to Codification Topic 350 will be effective for the Company beginning July 1, 2013, with early adoption permitted. The Company did not adopt the updated guidance in Topic 350 for its annual impairment test performed for indefinite-lived intangible assets other than goodwill during the quarter ended June 30, 2013, although adoption of the updated guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2013, the Company completed its annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these assets, the Company considered the income approach for the Elizabeth Arden trademarks. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. Similarly, no such adjustments for impairment of intangible assets were recorded for the fiscal years ended June 30, 2012 or 2011.

Due to the ongoing uncertainty in capital market conditions, the Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets.

Amortization expense for the years ended June 30, 2013, 2012 and 2011, was $19.6 million, $10.4 million and $8.9 million, respectively. At June 30, 2013, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	2014	2015	2016	2017	2018
Amortization expense	$19.1	$18.5	$17.8	$16.4	$16.3

NOTE 8.	Short-Term Debt

The Company has a $300 million revolving bank credit facility (“the Credit Facility”) with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions. In connection with an amendment of the Credit Facility in January 2011, the Company recorded a $0.1 million debt extinguishment charge in fiscal 2011 and incurred and capitalized approximately $2.3 million of bank related costs in debt financing costs, net, on the consolidated balance sheet, which are being amortized over the life of the Credit Facility. The Credit Facility was further amended in June 2012 to allow for the contingent consideration that may become payable with respect to the acquisition of certain assets of Give Back Brands and to allow for the second lien term facility further described below. See Note 11 for discussion of the 2012 Acquisitions. The Credit Facility expires in January 2016.

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

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company’s average borrowing base capacity for each of the quarters during fiscal 2013 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2013.

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

At June 30, 2013, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for prime rate loans. For the fiscal years ended June 30, 2013 and 2012, the weighted average annual interest rate on borrowings under the Credit Facility was 2.1% and 2.2%, respectively.

In connection with the 2012 acquisitions of fragrance licenses and certain other assets from New Wave Fragrances LLC and Give Back Brands LLC, on June 12, 2012, the Company entered into a second lien credit agreement with JPMorgan Chase Bank, N.A. providing the Company the ability to borrow up to $30 million on or prior to July 2, 2012 (the “Second Lien Facility”). On July 2, 2012, the Company borrowed $30 million under the Second Lien Facility and used the proceeds to repay amounts under the Credit Facility. The Second Lien Facility is collateralized by a second priority lien on all of the Company’s U.S. accounts receivable and inventories and the interest on borrowings charged under the Second Lien Facility was either (i) LIBOR plus an applicable margin of 3.75% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 2.75%. The Company had the option to prepay all or a portion of the Second Lien Facility anytime after February 1, 2013, provided the borrowing availability under the Credit Facility was in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment. The Second Lien Facility matures on July 2, 2014.

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

At June 30, 2013, the Company had $88.0 million in borrowings and $2.6 million in letters of credit outstanding under the Credit Facility, compared with $89.2 million in borrowings and $4.4 million in letters of credit outstanding under the Credit Facility at June 30, 2012. At June 30, 2013, the Company had no outstanding borrowings under the Second Lien Facility. At June 30, 2013, based on eligible accounts receivable and inventory available as collateral, an additional $81.4 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.	Long-Term Debt

The Company’s long-term debt consisted of the following:

(Amounts in thousands)	June 30, 2013	June 30, 2012
7 3/8% Senior Notes due March 2021	$250,000	$250,000

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The scheduled maturities and redemptions of long-term debt at June 30, 2013 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2014 through 2020	$—
2021	250,000
After 2021	—

Total	$250,000

NOTE 10.	Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miramar, Florida, Stamford, Connecticut, Bentonville, Arkansas, Minneapolis, Minnesota and New York, New York in the United States, and in Australia, Brazil, Canada, China, Denmark, France, Germany, Italy, New Zealand, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom. The Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2013, the Company has both operating and capital leases. The Company has leased distribution and return processing facilities in Roanoke, Virginia and a leased warehouse facility in Salem, Virginia. The Company’s rent expense for operating leases for the years ended June 30, 2013, 2012 and 2011, was as follows:

	Year Ended June 30,
(Amounts in millions)	2013	2012	2011
Rent expense	$22.6	$22.3	$20.6

The Company’s aggregate minimum lease payments under its operating and capital leases and other long-term liabilities (other than long-term debt) at June 30, 2013, were as follows:

(Amounts in thousands)	Operating Leases	Capital Leases	Other Long-term Obligations(1)	Total
2014	$17,989	$18	$5,000	$23,007
2015	17,141	18	12,463	29,622
2016	14,434	18	10,462	24,914
2017	11,188	19	—	11,207
2018	8,320	—	—	8,320
and thereafter	25,870	—	—	25,870

Total	$94,942	$73	$27,925	$122,940

(1)	Includes: (i) the contingent consideration which may become payable to Give Back Brands if certain sales targets are met (see Note 11), but (ii) excludes $10.0 million of unrecognized tax benefits that, if not realized, would result in cash payments. The Company cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In connection with the acquisition of global licenses and certain assets from Give Back Brands LLC in June 2012, the Company agreed to pay Give Back Brands LLC up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over a three-year period from July 1, 2012 through June 30, 2015. As part of the accounting for the acquisition, the Company established a liability for the potential payment of $28 million based upon the probability of achieving the specified sales targets. See Note 11.

During fiscal 2013, the Company invested $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons (“Salon Holdings”). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2013, is included in other assets on the consolidated balance sheet. The Company expects to invest an additional $2.1 million in fiscal 2014. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of June 30, 2013, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company’s liquidity.

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

In May 2012, the Company acquired the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave. Prior to the acquisition, the Company had been acting as a distributor of the Ed Hardy and True Religion fragrances to certain mid-tier and mass retailers in North America. The total cost of the acquisition was $60.1 million, including $19.8 million for the purchase of inventory, of which $58.1 million was paid in cash and $2 million was retained by the Company and was scheduled to be paid in the third quarter of fiscal 2013, subject to the settlement of certain post-closing adjustments. The full $2 million of the purchase price retained by the Company was offset by post-closing adjustments and was not paid to New Wave in the third quarter of fiscal 2013. This transaction was accounted for as a business combination.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The table below summarizes the allocation of the purchase price to the assets acquired:

(Amounts in thousands)
Assets Acquired/Liabilities Assumed	Amount
Intangible assets(1)	$40,000
Inventory	19,847
Other assets	263

Total consideration allocated(2)	$60,110

(1)	The intangible assets represent the exclusive brand licenses for the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands and are being amortized over a useful life of approximately 11 years, 6 years and 9 1/2 years, respectively.
(2)	Amount includes $2 million of cash that was scheduled to be paid in fiscal 2013 that was offset by certain post-closing adjustments.

In June 2012, the Company also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands. In connection with the acquisition, the Company paid Give Back Brands $26.5 million in cash, including $3.6 million for inventory. In addition, the Company agreed to pay Give Back Brands up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over the three-year period from July 1, 2012 through June 30, 2015. Based on results for the six months ended December 31, 2012, conditions for payment of the first $5 million installment were satisfied, and such installment was paid during the third quarter of fiscal 2013. In addition, based on the results for fiscal 2013, conditions for payment of the second $5 million installment have been satisfied and such installment is payable during the first quarter of fiscal 2014. This transaction was accounted for as a business combination.

The table below summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

(Amounts in thousands)
Assets Acquired/Liabilities Assumed	Amount
Intangible assets(1)	$54,992
Inventory	3,647
Other assets	3,473
Current liabilities	(13,422)
Long-term liabilities	(22,165)

Total consideration allocated	$26,525

(1)	The intangible assets primarily represent the exclusive brand licenses for the Justin Bieber and Nicki Minaj fragrance brands and are being amortized over a useful life of approximately 8 1/2 years and 9 1/3 years, respectively.

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

During the year ended June 30, 2012, the Company also paid an aggregate of $0.6 million for license agreements for a cosmetic formula and patent. Upon the achievement of certain sales targets, the Company was also required to pay an additional $0.5 million and upon such payment would acquire the formula under one of the agreements. During the year ended June 30, 2013, the Company paid the additional $0.5 million and acquired the formula.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12.	Income Taxes

Income before income taxes consisted of the following for the fiscal years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Domestic (loss) income	$(17,164)	$16,964	$5,887
Foreign income	64,815	56,548	43,739

Total income before income taxes	$47,651	$73,512	$49,626

The components of the provision for income taxes for the fiscal years ended June 30, 2013, 2012 and 2011, are as follows:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Current income taxes
Federal	$—	$—	$(493)
State	116	148	557
Foreign	7,879	7,182	6,454

Total current provision	$7,995	$7,330	$6,518

Deferred income taxes
Federal	$(980)	$7,591	$2,200
State	(471)	815	1,025
Foreign	396	357	(1,106)

Total deferred provision	$(1,055)	$8,763	$2,119

Total	$6,940	$16,093	$8,637

The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Year Ended June 30,
	2013		2012		2011
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rates	$16,678	35.0%	$25,729	35.0%	$17,369	35.0%
State taxes, net of federal benefits	(559)	(1.2)	526	0.7	714	1.5
Tax on foreign earnings at different rates from statutory rates	(8,792)	(18.4)	(9,590)	(13.0)	(8,664)	(17.5)
Research and development and foreign tax credits	(1,050)	(2.2)	(579)	(0.8)	(1,291)	(2.6)
Change in U.S. and foreign valuation allowance	31	0.1	10	—	(292)	(0.6)
Other	632	1.3	(3)	—	801	1.6

Total	$6,940	14.6%	$16,093	21.9%	$8,637	17.4%

The total income tax provision for the year ended June 30, 2013 in the above table includes out-of-period adjustments of $0.9 million, included in Other, to correct an error related to deferred taxes. Income tax expense increased and net income decreased by $0.9 million. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and is now scheduled to expire on December 31, 2013. The impact of the extension of such tax credit resulted in a net tax benefit of approximately $0.5 million for the fiscal year ending June 30, 2013, of which $0.2 million was recorded as a discrete item.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2013	2012
Deferred tax assets
Accrued expenses	$13,319	$16,734
Accounts receivable	—	652
Stock-based compensation	4,177	4,873
Net operating loss carryforwards	33,276	25,115
Inventory	7,963	6,860
Contingent liabilities	8,866	10,850
Research and development tax incentives, foreign tax credits, alternative minimum tax and other tax credits	12,027	10,581
Other	6,913	5,447

Gross deferred tax assets	$86,541	$81,112

Accounts receivable	$(805)	$—
Property, plant and equipment	(6,029)	(6,847)
Intangible assets	(49,403)	(50,081)
Other	(4,781)	(3,962)

Gross deferred tax liabilities	(61,018)	(60,890)

Valuation allowances	(356)	(325)

Total net deferred tax assets	$25,167	$19,897

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	As of June 30,
(Amounts in thousands)	2013	2012
Current net deferred tax assets	$31,085	$37,669
Non-current net deferred tax liabilities	(5,918)	(17,772)

Total net deferred tax assets	$25,167	$19,897

At June 30, 2013, the Company’s consolidated balance sheet includes deferred tax assets of $32.6 million from net operating losses, comprised of $24.0 million and $7.8 million of U.S. federal and state net operating losses, respectively, and $0.8 million of foreign net operating losses. The need for a valuation allowance against domestic deferred tax assets was considered. The Company is in a domestic cumulative taxable loss position for the three-year period ended June 30, 2013, which is considered significant evidence indicating that the Company may not be able to realize some portion or all of these deferred taxes in the future. However, the Company believes, based on the weight of all available evidence, that it is more likely than not that it will generate sufficient domestic taxable income to realize the domestic net operating loss carryforwards before they expire. This conclusion considers available evidence, both positive and negative, including the Company’s past operating results and forecast of future taxable income. In determining future taxable income, assumptions utilized include the anticipated amount of pre-tax domestic operating income and enacted tax rates. The Company concluded that the positive evidence supporting the realizability of the domestic deferred tax assets was sufficient, without having to assume the use of potentially available feasible and prudent tax planning strategies. The assumptions utilized in forecasting pre-tax income are based on historical data and expected business cycles. The most recent domestic losses were generated in fiscal years 2008, 2009, and 2013. The losses in fiscal years 2008 and 2009 were mainly attributable to expenses

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

associated with the original Liz Claiborne license agreement and charges related to the Company’s Global Efficiency Re-engineering initiative (“Initiative”), and are not considered to be reflective of the core historical earnings of the business. In fiscal 2009, the retail and consumer markets were severely impacted by one of the worst holiday seasons in recent history. The markets have begun to recover, and the Company believes this positive recovery trend will continue and that it will generate pre-tax profits as markets improve. For the year ended June 30, 2013, domestic pre-tax book loss was $17 million, which included $29.3 million of inventory-related costs associated with the 2012 Acquisitions and non-recurring product changeover costs and product discontinuation charges related to the repositioning of the Elizabeth Arden brand. Additionally, the Company has a strong domestic earnings history, including domestic pre-tax book income in fiscal years 2005 through 2007 and 2010 through 2012 ranging from $7.6 million to $28.8 million and $0.2 million to $21.9 million, respectively. These earnings were based on a consistent business model of selling fragrance, skin care and cosmetic products with strong brand recognition. The Company also anticipates that improved pre-tax operating income will continue to result from improved gross margins due to its ongoing strategic and operating initiatives.

At June 30, 2013, the Company had U. S. federal operating loss carryforwards of $105.0 million that will begin to expire on June 30, 2024. The Company had state and local net operating loss carryforwards of $125.9 million that will expire as follows: approximately $2.4 million at June 30, 2014, $18.5 million during the period from 2015 to 2019, and $104.8 million in 2020 and thereafter. An equivalent amount of federal and state taxable income would need to be generated in order to fully realize the U. S. federal and state net deferred tax assets before their expiration. In contrast to the U.S. Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount or have suspended the utilization of net operating losses for a specific period of time. As a result, in these states the Company’s net operating loss carryforwards are significantly higher than the federal net operating loss carryforward. To the extent that the Company does not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. The state and local net operating loss carryforwards have an effective tax rate of approximately 5.0%. The Company believes that, based on its projections of future taxable income in its domestic jurisdictions, it will realize these net operating losses before they expire.

At June 30, 2013, the Company had foreign net operating loss carryforwards of approximately $3.8 million that will begin to expire in fiscal year 2014. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of foreign taxable income would need to be generated in order to fully realize the foreign net operating loss carryforwards. However, due to the uncertainty of achieving sufficient profits to utilize foreign net operating loss carryforwards in certain jurisdictions, and the near-term expiration of certain foreign net operating loss carryforwards, as of June 30, 2013, the Company has recorded a valuation allowance of approximately $0.4 million related to these foreign net operating loss carryforwards.

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

The Company has not provided for taxes on approximately $334 million of undistributed earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets relating to tax benefits of employee stock option awards have been reduced to reflect stock option exercises during the year ended June 30, 2013. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, windfall gross tax benefits of $29.2 million are not reflected in deferred tax assets. The deferred tax assets will be recognized with an offset to additional paid-in capital as the windfall reduces current taxes payable.

At June 30, 2013, the total amount of gross unrecognized tax benefits was $11.8 million. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. Other than with respect to the Internal Revenue Service (“IRS”) audit for fiscal years ending June 30, 2008 (“Fiscal 2008”) and June 30, 2009 (“Fiscal 2009”), the Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2013, 2012 and 2011 was as follows:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011

Beginning balance	$7,335	$4,837	$5,817
Additions based on tax positions related to the current year	3,518	2,428	92
Additions for tax positions of prior years	949	70	27
Reductions for tax positions of prior years	—	—	(138)
Reductions due to closure of foreign tax audits	—	—	(932)

Gross balance	11,802	7,335	4,866
Interest and penalties	—	—	(29)

Ending balance	$11,802	$7,335	$4,837

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company’s U.S. federal tax returns remains open for the year ended June 30, 2008 and subsequent fiscal years. The IRS began an examination of the Company’s U.S. federal tax returns for Fiscal 2008 and Fiscal 2009 during fiscal year 2011 and, in May 2013 issued an IRS Letter 950 (“30-day Letter”) for Fiscal 2008 and Fiscal 2009 relating to transfer pricing matters. In the 30-day Letter, the IRS proposed adjustments that would increase the Company’s U.S. taxable income for Fiscal 2008 and Fiscal 2009 by approximately $29.1 million, which could be material to the Company’s consolidated statements of operations in the period in which resolved unless resolved favorably by the Company. The Company disagrees with the proposed adjustments and has filed a protest commencing the appeals process and intends to vigorously contest them and pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome at IRS appeals or any judicial process, if necessary, will not have a material adverse effect on the Company’s financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has $105 million of U.S. federal operating loss carryforwards as of June 30, 2013, of which $60 million would be available to offset any cash flow impact. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits, but it is not possible to determine either the magnitude or range of any increase or decrease at this time. The year ended June 30, 2004 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2008 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

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

For the fiscal year ended June 30, 2013, the Company purchased 332,894 shares of Common Stock on the open market under the stock repurchase program at an average price of $38.77 per share and at a cost of $12.9 million, including sales commissions. As of June 30, 2013, the Company had repurchased 4,362,095 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.32 per share and at a cost of approximately $79.9 million, including sales commissions, leaving approximately $40.1 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

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

At June 30, 2013, the Company had three active stock incentive plans, one for the benefit of non-employee directors of the Company’s Board of Directors (the “Board”), the 2004 Non-employee Director Stock Option Plan (the “2004 Director Plan”), and two for the benefit of eligible employees and independent contractors (the 2004 Stock Incentive Plan and the 2010 Stock Award and Incentive Plan). In addition, as of June 30, 2013, stock options granted under the Company’s 1995 Stock Option Plan and 2000 Stock Incentive Plan were still outstanding and restricted stock granted under the 2000 Stock Incentive Plan was still outstanding. The 1995 Stock Option Plan and the 2000 Stock Incentive Plan have expired by their terms and no further awards will be granted under the 1995 Stock Option Plan or the 2000 Stock Incentive Plan. The 2004 Director Plan replaced the 1995 Non-Employee Director Plan, and no further grants of stock options will occur under the 1995 Non-Employee Director Plan. All six plans were adopted by the Board and approved by the Company’s shareholders.

The 2004 Stock Incentive Plan (the “2004 Incentive Plan”) authorizes the Company to grant awards with respect to a total of 2,700,000 shares of Common Stock. The stock options awarded under the 2004 Incentive Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants cannot be lower than the closing price of the Common Stock on the date of grant. At June 30, 2013, 8,203 shares of Common Stock remained available for grant under the 2004 Incentive Plan.

The 2004 Director Plan authorizes the Company to grant non-qualified stock options for up to 350,000 shares of Common Stock to non-employee directors of the Company. Each year on the date of the annual meeting of the shareholders and provided that a sufficient number of shares remain available under the 2004 Director Plan, there will automatically be granted to each eligible director an option to purchase shares of Common Stock in such amount as the Board determines based on a competitive review of comparable companies. Each option granted under the 2004 Director Plan on an annual shareholders meeting date will become exercisable three years from the date of grant if such person has continued to serve as a director until that date, unless exercisability of the option is accelerated due to death, disability or retirement in good standing at or after age 70. No option may be exercisable after the expiration of ten years from the date of grant. The exercise price will equal the closing price of the Common Stock on the date of grant. At June 30, 2013, 86,000 shares of Common Stock remained available for grant under the 2004 Director Plan.

The 2010 Stock Award and Incentive Plan (the “2010 Plan”) authorizes the Company to grant awards with respect to a total of 1,100,000 shares of Common Stock of which a maximum of 550,000 shares may be awarded as full value awards. A full value award is any award other than a stock option or stock appreciation right, which is settled by the issuance of shares. The stock options awarded under the 2010 Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants cannot be lower than the closing price of the Common Stock on the date of grant. At June 30, 2013, 866,201 shares of Common Stock remained available for grant under the 2010 Plan, of which 438,534 shares can be issued as full value shares.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For the years ended June 30, 2013, 2012 and 2011, total share-based compensation expense charged against income for all stock plans was as follows:

	Year Ended June 30,
(Amounts in millions)	2013	2012	2011
Stock options	$1.7	$1.5	$1.8
Employee stock purchase plan	0.8	0.8	0.6
Restricted stock/restricted stock units	3.1	2.8	2.5

Total share-based compensation expense	$5.6	$5.1	$4.9

Tax benefit related to compensation cost	$0.9	$1.1	$0.9

As of June 30, 2013, there were approximately $5.9 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s share-based compensation plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

Stock Options

On August 5, 2013, the compensation committee of the Board approved the grant to certain employees of stock options to purchase shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2014, 2015 and 2016, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The stock option grants are expected to be effective on August 12, 2013, the second business day after the Company’s financial results for the fiscal year ending June 30, 2013 are scheduled to be publicly announced (the “2013 Equity Grant Date”), and will have a total aggregate compensation amount of approximately $1.4 million. The closing price of the common stock on the effective date of grant will be used to establish (i) the exercise price, and (ii) the total number of stock options to be granted based on the Black-Scholes option model. The options expire ten years from the date of grant.

Year Ended June 30, 2013. On August 13, 2012, the Board granted to employees stock options for 72,700 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2013, 2014 and 2015, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $45.95 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $20.42 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

On November 7, 2012, the date of the Company’s 2012 annual shareholders meeting, the Company granted stock options for an aggregate of 17,400 shares of Common Stock to six non-employee directors under the Company’s 2004 Director Plan. All of the stock options granted on November 7, 2012, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $46.61 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant date fair value of options granted was $20.66 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

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

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	1,936,023	$18.67	2,314,949	$17.14	3,469,284	$16.36
New grants	90,100	46.08	119,500	32.06	211,300	17.00
Exercised	(581,686)	16.07	(484,426)	14.80	(1,353,435)	15.09
Canceled/Expired	(5,034)	23.19	(14,000)	14.35	(12,200)	22.12

Ending outstanding options	1,439,403	$21.41	1,936,023	$18.67	2,314,949	$17.14

Exercisable at end of period	1,169,828	$19.00	1,536,448		1,747,007

Weighted average fair value per share of options granted during the year		$20.47		$14.60		$7.58

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.33 – $17.00	449,268	5.5	$13.83	394,798	5.2	$13.50
$17.01 – $22.00	440,700	3.9	$19.71	401,100	3.5	$19.61
$22.01 – Over	549,435	5.4	$28.99	373,930	3.8	$24.14

	1,439,403	4.9	$21.41	1,169,828	4.2	$19.00

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options is as follows:

	Year Ended June 30,
(Amounts in millions)	2013	2012	2011
Stock options outstanding and exercisable at end of period	$30.5	$31.3	$19.1
Stock options exercised during fiscal year (based on average price during the period)	$17.5	$9.9	$12.0

The weighted-average grant-date fair value of options granted during the years ended June 30, 2013, 2012 and 2011, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2013	2012	2011
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	58.0%	58.0%	56.0%
Risk-free interest rate	0.70-0.80%	1.29-1.91%	1.68-2.22%
Expected life of options in years	4	4	4

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

On August 9, 2011, the Board approved the Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) because the shares of Common Stock available under the 2002 ESPP were soon to be exhausted. The 2011 ESPP authorizes the issuance of up to 1,000,000 shares of Common Stock under terms and conditions that are, in all material respects, the same as those in the 2002 ESPP. The 2011 ESPP was approved by the Company’s shareholders at the Company’s 2011 annual shareholders meeting in November 2011, and became effective on December 1, 2011. On May 30, 2013 and November 30, 2012 purchases of Common Stock occurred under this plan for 30,240 shares and 36,483 shares, respectively. The next purchase under the 2011 ESPP will be consummated on November 29, 2013. At June 30, 2013, 898,053 shares of Common Stock remained available for purchase under the 2011 ESPP.

Restricted Stock/Restricted Stock Units

On August 5, 2013, the compensation committee of the Board approved the grant to certain employees of service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2014, 2015 and 2016 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. These restricted stock unit grants will have a total aggregate compensation amount of approximately $3.2 million. Also, on August 5, 2013, the compensation committee of the Board approved the additional grant to certain employees of a special retention award of service-based restricted stock units. This special award of service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2016, 2017 and 2018 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. These special restricted stock unit grants will have a total aggregate compensation amount of approximately $3.5 million. All of these grants of restricted stock units are expected to be effective on the 2013 Equity Grant Date and the number of restricted stock units granted will be based on the closing price of the Company’s common stock on the effective date of grant. All of these restricted stock unit grants are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the applicable vesting period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On August 5, 2013, the compensation committee of the Board also approved the grant of performance-based restricted stock units to the chief executive officer having a compensation value of approximately $1.0 million, effective on the 2013 Equity Grant Date. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting will be determined based on the Company’s achievement of specified earnings per share and revenue targets for the fiscal year ending June 30, 2014. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2014, June 30, 2015 and June 30, 2016 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The closing price of the common stock on the 2013 Equity Grant Date will be used to establish the specific number of performance-based restricted stock units that will be granted to the chief executive officer.

Year Ended June 30, 2013. On August 13, 2012, the Board granted to employees 72,700 service-based restricted stock units. The service-based restricted stock units vest in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2013, 2014 and 2015 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was $45.95 per share, equal to the closing price of the Company’s common stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

On August 13, 2012, the Board also granted 19,000 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting will be determined based on the Company’s achievement of specified earnings per share and revenue targets for the fiscal year ending June 30, 2013. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2013, June 30, 2014 and June 30, 2015 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. Based on the earnings per share and revenue amounts for the fiscal year ended June 30, 2013, 6,111 shares were determined to be eligible for vesting. The fair value of the performance-based restricted stock units granted was $45.95 per share, equal to the closing price of the Company’s common stock on the date of grant. The performance-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2012. On August 15, 2011, the Board granted to employees 98,300 service-based restricted stock units. The service-based restricted stock units vest in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2012, 2013 and 2014 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was $31.78 per share, equal to the closing price of the Company’s common stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2011. On November 2, 2010, 26,500 shares of service-based restricted stock were granted to employees of the Company. The grant of service-based restricted stock was originally approved on August 9, 2010 by the compensation committee of the Board, subject to shareholder approval of the 2010 Plan at the November 1, 2010 annual shareholders meeting and filing of a registration statement on Form S-8 relating to the Plan. The service-based restricted stock vests in equal thirds on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2011, 2012 and 2013 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock granted was $21.07 per share, equal to the closing price of the Company’s Common Stock on the date of grant. The service-based restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the vesting period.

On August 16, 2010, the Board granted to employees 146,400 shares of service-based restricted stock. The service-based restricted stock vests in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2011, 2012 and 2013 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock granted was $16.15 per share, equal to the closing price of the Company’s Common Stock on the date of grant. The service-based restricted stock is recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the Company’s restricted stock and restricted stock unit activity for the year ended June 30, 2013, is presented below:

Restricted Stock	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2012	202	$13.66
Granted	—	$—
Vested	(144)	$12.36
Forfeited/Cancelled	(3)	$16.91

Non-vested at June 30, 2013	55	$16.90

Restricted Stock Units	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2012	98	$31.78
Granted	92	$45.95
Vested	(33)	$31.78
Forfeited/Cancelled	(2)	$31.78

Non-vested at June 30, 2013	155	$40.17

NOTE 15.	Fair Value Measurements

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -	Unobservable inputs based on the Company’s own assumptions

At June 30, 2013 and 2012, the estimated fair value of the Company’s 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	June 30, 2013	June 30, 2012
7 3/8% Senior Notes due March 2021 (Level 2)	$271,250	$271,875

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2013 and 2012:

(Amounts in thousands)	June 30, 2013		June 30, 2012
	Asset	Liability	Asset	Liability
Level 2	658	—	586	382

Total	$658	$—	$586	$382

See Note 16 for a discussion of the Company’s foreign currency contracts.

Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of June 30, 2013, the Company did not have any non-financial assets and liabilities measured at fair value.

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

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders’ equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2013, 2012, or 2011 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of June 30, 2013, the Company had notional amounts of 5.0 million British pounds and 7.5 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between July 31, 2013 and May 31, 2014.

Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company’s Canadian and Australian subsidiaries or operating costs of the Company’s Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders’ equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2013, 2012 or 2011 relating to foreign currency contracts used to hedge forecasted cost of sales or operating costs resulting from hedge ineffectiveness. As of June 30, 2013, the Company had notional amounts under foreign currency contracts of 9.9 million Swiss francs to hedge forecasted operating costs that expire between July 31, 2013 and May 31, 2014.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company’s foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the year ended June 30, 2013, the Company recorded a credit of $0.3 million in selling, general and administrative expenses related to these contracts. For the years ended June 30, 2012 and 2011, the Company recorded a credit of $0.4 million and a charge of $3.2 million, respectively, in selling, general and administrative expenses related to these contracts. As of June 30, 2013, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2013, 2012 and 2011 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges
Balance Sheet Location	June 30, 2013	June 30, 2012

Other assets	$658	$586

Other payables	$—	$382

(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Currency Contracts - Sales(1)	$20	$355	$(894)
Currency Contracts - Cost of Sales(2)	(310)	(908)	(1,544)
Currency Contracts - Selling, General and Administrative Expenses(3)	(20)	17	—

Total(4)	$(310)	$(536)	$(2,438)

(1)	Recorded in net sales on the consolidated statements of income.
(2)	Recorded in cost of sales on the consolidated statements of income.
(3)	Recorded in selling, general and administrative expenses on the consolidated statements of income.
(4)	Net of tax benefit of $137, $339 and $736 for the years ended June 30, 2013, 2012 and 2011, respectively.

Net Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Currency Contracts - Sales	$241	$(62)	$413
Currency Contracts - Cost of Sales	215	2,336	260
Currency Contracts - Selling, General and Administrative Expenses and Administrative Expenses	282	(162)	—

Total(1)	$738	$2,112	$673

(1)	Net of tax expense of $163, $945 and $164 for the years ended June 30, 2013, 2012 and 2011, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 17.	Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Net sales	$267,579	$264,484	$467,919	$344,541
Gross profit(1)	118,743	126,185	236,466	147,399
(Loss) income from operations(1)	(5,078)	4,334	63,841	8,863
Net (loss) income(2)	(5,009)	(1,273)	44,809	2,184
(Loss) income per common share:
Basic(1)	$(0.17)	$(0.04)	$1.51	$0.07
Diluted(1)	$(0.17)	$(0.04)	$1.47	$0.07

(1)	For the year ended June 30, 2013, gross profit includes $13.8 million of inventory–related costs ($6.4 million of which did not require the use of cash in fiscal 2013) primarily for inventory purchased by the Company from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, and $22.6 million of non-recurring product changeover costs and product discontinuation charges related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes (i) $0.4 million in transition costs associated with the 2012 Acquisitions, (ii) $0.5 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand, and (iii) $1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from the Company to pay Company freight invoices and breaching its obligation to remit those funds to the freight companies. For the year ended June 30, 2013, acquisition related costs and expenses, product changeover costs and expenses, product discontinuation charges and other non-recurring expenses reduced both basic and fully diluted earnings per share by $0.83 and $0.81, respectively. The breakout of acquisition related costs and expenses, product changeover costs and expenses, product discontinuation charges and other non-recurring expenses by fiscal quarter is as follows:

	Fiscal Quarter Ended
(Amounts in millions)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Inventory–related costs - 2012 Acquisitions	$—	$0.6	$1.9	$11.3
Product changeover costs and expenses, and product discontinuation charges related to Elizabeth Arden brand repositioning	12.9	2.8	3.9	3.5
Transition costs - 2012 Acquisitions	—	0.1	—	0.3
Other non-recurring expenses	1.5	—	—	—

Total	$14.4	$3.5	$5.8	$15.1

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)	For the quarter ended June 30, 2013, net income includes an out-of-period adjustments of $0.9 million to correct an error related to deferred taxes. Income tax expense increased and net income decreased by $0.9 million. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

	Fiscal Quarter Ended
	June 30, 2012		March 31, 2012	December 31, 2011	September 30, 2011
Net sales	$265,534		$239,279	$429,926	$303,534
Gross profit	129,690	(1)	119,592	217,313	142,436
Income from operations	8,843	(1)	7,365	61,792	17,271
Net income	3,625		2,191	42,371	9,232
Income per common share:
Basic	$0.12	(1)	$0.08	$1.46	$0.32
Diluted	$0.12	(1)	$0.07	$1.42	$0.31

(1)	For the fourth quarter of the year ended June 30, 2012, gross profit includes (i) $4.5 million of inventory–related costs primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands, LLC prior to the asset acquisitions from those companies, and (ii) $0.4 million for product discontinuation charges. In addition, income from operations includes (i) $1.4 million in license termination costs, and (ii) $0.8 million in transaction costs associated with the 2012 Acquisitions. For the year ended June 30, 2012, inventory-related costs and transaction costs for the 2012 Acquisitions, as well as product discontinuation charges and license termination costs reduced both basic and fully diluted earnings per share $0.17 and $0.16, respectively.

NOTE 18.	Segment Data And Related Information

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

At June 30, 2013, the Company’s operations are organized into the following two operating segments, which also comprise the Company’s reportable segments:

•

North America - The North America segment sells the Company’s portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company’s global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third party licensee in which the Company has a minority investment.

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

Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, (iii) costs related to the Global Efficiency Re-Engineering initiative (the “Initiative”), which was substantially completed in fiscal 2011, and (iv) acquisition-related costs including transition costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

The following table is a comparative summary of the Company’s net sales and segment profit by operating segment for the fiscal years ending June 30, 2013, 2012 and 2011.

(Amounts in thousands)	Year Ended June 30,
	2013		2012		2011

Segment Net Sales:
North America	$857,531		$778,407		$756,731
International	486,992		459,866		418,769

Total	$1,344,523		$1,238,273		$1,175,500

Segment Profit:
North America	$128,198		$128,692		$104,013
International	6,425		13,316		6,420

Total	$134,623		$142,008		$110,433

Reconciliation:
Segment Profit	$134,623		$142,008		$110,433
Less:
Depreciation and Amortization	45,969		34,054		29,835
Interest Expense	24,309		21,759		21,481
Consolidation and Elimination Adjustments	912		5,575		1,854
Unallocated Corporate Expenses	15,782	(1)	7,108	(2)	7,637	(3)

Income Before Income Taxes	$47,651		$73,512		$49,626

(1)	Amounts for the year ended June 30, 2013, include (i) $13.8 million of inventory–related costs ($6.4 million of which did not require the use of cash in fiscal 2013) recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs, (ii) $0.4 million in transition expenses associated with such acquisitions, and (iii) $1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from the Company to pay Company freight invoices and breaching its obligation to remit those funds to the freight companies.
(2)	Amounts shown for the year ended June 30, 2012 include (i) $4.5 million of inventory–related costs primarily for New Wave and Give Back Brands inventory purchased by the Company prior to the acquisitions, (ii) $0.8 million in transaction costs associated with such acquisitions, (iii) $0.4 million for product discontinuation charges, and (iv) $1.4 million of license termination costs.
(3)	Amounts shown for the year ended June 30, 2011 include (i) $6.5 million of debt extinguishment charges, (ii) $0.5 million of restructuring expenses for corporate operations, not related to the Initiative, (iii) $0.3 million of restructuring expenses related to the Initiative, and (iv) $0.3 million of expenses related to the implementation of an Oracle accounting and order processing system.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the year ended June 30, 2013, the Company sold its products in approximately 120 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland, and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See Item 1A - “Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 16.

The Company’s consolidated net sales by principal geographic areas and principal classes of products are summarized as follows:

	Year Ended June 30,
(Amounts in thousands)	2013	2012	2011
Net sales:
United States	$787,305	$718,880	$701,642
United Kingdom	74,250	71,749	69,922
Foreign (other than United Kingdom)	482,968	447,644	403,936

Total	$1,344,523	$1,238,273	$1,175,500

Classes of similar products (net sales):
Fragrance	$1,052,906	$941,869	$900,289
Skin care	226,027	226,408	207,125
Cosmetics	65,590	69,996	68,086

Total	$1,344,523	$1,238,273	$1,175,500

Information concerning consolidated long-lived assets for the U.S. and foreign operations is as follows:

	June 30,
(Amounts in thousands)	2013	2012
Long-lived assets
United States(1)	$375,388	$385,551
Foreign(2)	48,670	39,443

Total	$424,058	$424,994

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We have adopted a Supplemental Code of Ethics for the Directors and Executive and Finance Officers that applies to our directors, our chief executive officer, our chief financial officer, and our other executive officers and finance officers. The full text of this Code of Ethics, as approved by our board of directors, is published on our website, at www.elizabetharden.com, under the section “Corporate - Investor Relations - Corporate Governance - Code of Ethics.” We intend to disclose future amendments to and waivers of the provisions of this Code of Ethics on our website.

The other information required by this item will be contained in the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended June 30, 2013 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

		The consolidated financial statements, Report of Management and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 46 and included on pages 47 through 55.

	2.	Financial Statement Schedules -

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated October 27, 2009 (Commission File No. 1-6370)).

4.1	Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.1	Third Amended and Restated Credit Agreement, dated as of January 21, 2011, among Elizabeth Arden, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.2	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated January 23, 2001 (Commission File No. 1-6370)).

10.3	First Amendment to Third Amended and Restated Credit Agreement dated as of June 12, 2012, among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto (incorporated by reference to Exhibit 10.3 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.4	Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.5	First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.6	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.7+	Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

Exhibit Number	Description

10.8+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.9+	2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.10+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.11+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.12+	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10.13+	Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.14+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.8 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.15+	Form of Incentive Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.16+	Form of Nonqualified Stock Option Agreement for stock option awards under the Company’s 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.17+	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.19+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.20+	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.21+	Elizabeth Arden, Inc. Severance Policy, as amended and restated on May 4, 2010 (incorporated herein by reference to Exhibit 10.31 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 1-6370)).

10.22+	Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.23+	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.24+	Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

Exhibit Number	Description

10.25+	Form of Restricted Stock Agreement for service-based stock awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-6370)).

10.26+	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

10.27+	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-6370)).

10.28+	Letter Agreement between Elizabeth Arden, Inc. and Kathleen Widmer, dated March 19, 2013, regarding 2013 retention payment (incorporated herein by reference to Exhibit 10.28 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

12.1*	Ratio of earnings to fixed charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included as part of signature page).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) audited consolidated balance sheets as of June 30, 2013 and June 30, 2012, (ii) audited consolidated statements of income for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, (iii) audited consolidated statements of comprehensive income for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, (iv) audited consolidated statements of cash flows for the fiscal years ended June 30, 2013, 2012 and 2011, respectively and (v) the notes to the audited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of August 2013.

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

Signature	Title	Date

/s/ E. Scott Beattie	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2013
E. Scott Beattie

/s/ Stephen J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2013
Stephen J. Smith

/s/ Fred Berens	Director	August 12, 2013
Fred Berens

/s/ Maura J. Clark	Director	August 12, 2013
Maura J. Clark

/s/ Richard C. W. Mauran	Director	August 12, 2013
Richard C.W. Mauran

/s/ William M. Tatham	Director	August 12, 2013
William M. Tatham

/s/ J. W. Nevil Thomas	Director	August 12, 2013
J.W. Nevil Thomas

/s/ A. Salman Amin	Director	August 12, 2013
A. Salman Amin

EXHIBIT INDEX

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document