Form 10-Q
period 2013-09-30
ELIZABETH ARDEN INC
filed 2013-11-01
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2013

Common Stock, $.01 par value per share	29,574,072

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	September 30, 2013	June 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$45,152	$61,674
Accounts receivable, net	337,530	211,763
Inventories	401,860	310,934
Deferred income taxes	35,895	35,850
Prepaid expenses and other assets	38,121	37,458

Total current assets	858,558	657,679

Property and equipment, net	106,815	106,588
Exclusive brand licenses, trademarks and intangibles, net	294,541	296,416
Goodwill	31,607	21,054
Debt financing costs, net	6,193	6,536
Deferred income taxes	4,490	1,442
Other	16,940	14,017

Total assets	$1,319,144	$1,103,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$234,200	$88,000
Accounts payable - trade	157,845	115,180
Other payables and accrued expenses	121,464	90,179

Total current liabilities	513,509	293,359

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	35,501	45,091

Total long-term liabilities	285,501	295,091

Total liabilities	799,010	588,450

Redeemable noncontrolling interest (See Note 5)	6,912	--

Commitments and contingencies (See Note 10)

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,405,674 and 34,338,422 shares issued, respectively	344	343
Additional paid-in capital	349,530	349,060
Retained earnings	259,762	258,065
Treasury stock (4,831,602 and 4,686,094 shares at cost, respectively)	(92,830)	(87,776)
Accumulated other comprehensive loss	(3,584)	(4,410)

Total shareholders' equity	513,222	515,282

Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,319,144	$1,103,732

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2013	September 30, 2012

Net sales	$343,609	$344,541
Cost of goods sold:
Cost of sales	193,674	195,611
Depreciation related to cost of goods sold	1,830	1,531

Total cost of goods sold	195,504	197,142

Gross profit	148,105	147,399

Operating expenses:
Selling, general and administrative	129,372	129,407
Depreciation and amortization	10,699	9,129

Total operating expenses	140,071	138,536

Income from operations	8,034	8,863

Interest expense, net	6,032	6,198

Income before income taxes	2,002	2,665
Provision for income taxes	414	481

Net income	1,588	2,184
Net loss attributable to noncontrolling interests (See Note 5)	(109)	--

Net income attributable to Elizabeth Arden shareholders	$1,697	$2,184

Net income per common share attributable to Elizabeth Arden shareholders:
Basic	$0.06	$0.07

Diluted	$0.06	$0.07

Weighted average number of common shares:
Basic	29,679	29,417

Diluted	30,288	30,369

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended

	September 30, 2013	September 30, 2012

Net income	$1,588	$2,184

Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	2,193	1,222
Net unrealized cash flow hedging loss (2)	(1,367)	(671)

Total other comprehensive income, net of tax	826	551

Comprehensive income	2,414	2,735
Net loss attributable to noncontrolling interests	(109)	--

Comprehensive income attributable to Elizabeth Arden shareholders	$2,523	$2,735

(1) Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.
(2) Net of tax benefits of $189 and $178 for the three months ended September 30, 2013 and September 30, 2012, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance as of July 1, 2013	34,338	$343	$349,060	$258,065	(4,686)	$(87,776)	$(4,410)	$515,282

Issuance of common stock upon exercise of options, net of tax withholdings of $965	44	1	(631)	--	--	--	--	(630)

Issuance of restricted stock, net of forfeitures and tax withholdings	24	--	(1,198)	--	--	--	--	(1,198)

Amortization of share-based awards	--	--	1,606	--	--	--	--	1,606

Repurchase of common stock	--	--	--	--	(146)	(5,054)	--	(5,054)

Excess tax benefit from share-based awards	--	--	693	--	--	--	--	693

Net income attributable to Elizabeth Arden shareholders	--	--	--	1,697	--	--	--	1,697

Foreign currency translation adjustments	--	--	--	--	--	--	2,193	2,193

Net unrealized cash flow hedging loss	--	--	--	--	--	--	(1,367)	(1,367)

Balance as of September 30, 2013	34,406	$344	$349,530	$259,762	(4,832)	$(92,830)	$(3,584)	$513,222

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2013	September 30, 2012

Operating Activities:
Net income	$1,588	$2,184
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,529	10,660
Amortization of senior note offering and credit facility costs	343	340
Amortization of share-based awards	1,606	1,377
Deferred income taxes	(1,935)	(2,811)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(122,809)	(121,212)
Increase in inventories	(87,604)	(103,693)
(Increase) decrease in prepaid expenses and other assets	(1,072)	4,020
Increase in accounts payable	44,022	68,558
Increase (decrease) in other payables, accrued expenses and other liabilities	22,647	(982)
Other	30	298

Net cash used in operating activities	(130,655)	(141,261)

Investing Activities:
Additions to property and equipment	(13,884)	(8,866)
Acquisition of businesses, intangibles and other assets	(3,000)	(5,468)
Cash received from consolidation of variable interest entity	574	--

Net cash used in investing activities	(16,310)	(14,334)

Financing Activities:
Proceeds from short-term debt	144,000	124,800
Proceeds from the exercise of stock options	334	3,491
Repurchase of common stock	(5,054)	--
Payments of contingent consideration related to acquisition	(4,914)	--
Payments to noncontrolling interests	(4,979)	--
Excess tax benefit from share-based awards	851	4,032
Payments under capital lease obligations	(5)	--

Net cash provided by financing activities	130,233	132,323

Effect of exchange rate changes on cash and cash equivalents	210	109
Net decrease in cash and cash equivalents	(16,522)	(23,163)
Cash and cash equivalents at beginning of period	61,674	59,080

Cash and cash equivalents at end of period	$45,152	$35,917

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$810	$560

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries, as well as a variable interest entity ("VIE") of which the Company is the primary beneficiary in accordance with consolidation accounting guidance. See Note 5 for information on the consolidated VIE. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the "2013 Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2013, is derived from the financial statements included in the 2013 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

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

          The components of accumulated other comprehensive loss were as follows:

(Amounts in thousands)	September 30, 2013	June 30, 2013

Cumulative foreign currency translation adjustments	$(2,814)	$(5,007)
Unrealized hedging (losses) gains, net of taxes (1)	(770)	597

Accumulated other comprehensive loss	$(3,584)	$(4,410)

(1) Net of tax benefit of $128 as of September 30, 2013 and tax expense of $61 as of June 30, 2013.

NOTE 3.    NET INCOME PER SHARE ATTRIBUTABLE TO ELIZABETH ARDEN SHAREHOLDERS

          Basic net income per share attributable to Elizabeth Arden shareholders is computed by dividing the net income attributable to Elizabeth Arden shareholders by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net income per diluted share attributable to Elizabeth Arden shareholders is similar to basic net income per share attributable to Elizabeth Arden shareholders except that the denominator includes potentially dilutive Common Stock equivalents, such as stock options and non-vested restricted stock or restricted stock units.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net income per share attributable to Elizabeth Arden shareholders:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2013	September 30, 2012

Basic
Net income attributable to Elizabeth Arden shareholders	$1,697	$2,184

Weighted average shares outstanding	29,679	29,417

Net income per basic share attributable to Elizabeth Arden shareholders	$0.06	$0.07

Diluted
Net income attributable to Elizabeth Arden shareholders	$1,697	$2,184

Weighted average shares outstanding	29,679	29,417

Potential common shares - treasury method	609	952

Weighted average shares and potential dilutive shares	30,288	30,369

Net income per diluted share attributable to Elizabeth Arden shareholders	$0.06	$0.07

          The following table shows the number of Common Stock equivalents for the three months ended September 30, 2013 and 2012 that were not included in the net income per diluted share attributable to Elizabeth Arden shareholders calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Number of shares	81	73

NOTE 4.    RESTRUCTURING EXPENSES

          In August 2013, the Company announced it expected to incur approximately $5 million in restructuring expenses and related transition costs in fiscal 2014. These restructuring expenses and related transition costs reflect amounts incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies. During the three months ended September 30, 2013, the Company incurred restructuring expenses of $1.8 million.

          Aggregate amounts paid during the three months ended September 30, 2013 for restructuring expenses were $0.9 million. All of the restructuring expenses are included in selling, general and administrative expenses in the Company's consolidated statements of income and, as described in Note 15, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At September 30, 2013, the Company had a restructuring liability of $0.9 million which is expected to be paid over the remainder of fiscal 2014.

NOTE 5.    INVESTMENTS AND NONCONTROLLING INTERESTS

          On July 2, 2013, the Company, through a subsidiary (the "EA USC Subsidiary"), invested $6.0 million in US Cosmeceutechs, LLC ("USC"), a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, is convertible into 50% of the fully diluted equity interest of USC at any time at the option of the EA USC Subsidiary and also converts automatically upon the satisfaction of certain conditions.  As of September 30, 2013, the note had not been converted.

Under the terms of the operating agreement of USC, the EA USC Subsidiary has control of the board of managers of USC and the power to direct activities that could have a substantial impact on the economic performance of USC, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to USC. Based on the

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

investment in USC and EA USC Subsidiary's controlling rights under the operating agreement, the Company has determined that USC is a VIE, of which the Company is the primary beneficiary, requiring consolidation of USC's financial statements in accordance with Topic 810, Consolidation.

          On July 11, 2013, the EA USC Subsidiary purchased a 30% equity interest in USC from the sole equity member (the "Member") for $3.6 million under the terms of a put-call agreement with the USC Member. Under the terms of the put-call agreement, the EA USC Subsidiary has an option to purchase the Member's remaining 20% equity interest in USC at specified prices under certain circumstances based on USC's performance, and similarly the Member has the ability to put its interest in USC to the Company at specified prices under certain circumstances based on USC's performance. Based on the terms of the put-call agreement, it is likely that the EA USC Subsidiary would exercise its call option prior to the Member exercising his put option. In accordance with Topic 480, Distinguishing Liabilities from Equity, the Company is required to classify the noncontrolling interest in USC as a "redeemable noncontrolling interest" in the mezzanine section of the Company's consolidated balance sheet.

          As a result of the agreements with USC and the Member and the requirement to consolidate the financial statements of USC, the Company recorded the following amounts on its consolidated balance sheet on the July 2, 2013 closing date:

(Amounts in thousands)	Amount

Inventory	$2,541
Other assets	1,577
Intangible assets (1)	2,873
Goodwill	10,553
Current liabilities	(3,698)
Long-term liabilities	(1,846)
Redeemable noncontrolling interest liability	(12,000)

(1) The intangible assets relate to trademarks and other intangibles and are being amortized over an average useful life of approximately 15 years and 10 years, respectively.

          The fair value of USC on the closing date was $12 million. With the exception of the intangible assets and goodwill, the values assigned to the assets and liabilities above were based on their carrying values on the date of investment, which approximated their fair value. In determining the value of the intangible assets and goodwill, the Company considered, among other factors, the intention for future use of any existing intellectual property and any intellectual property currently being developed, as well as the value of the current workforce and its potential to develop future intellectual property to be used in the business. As of the date of investment, there were no significant research and development activities for new intellectual property in progress for use outside of the current portfolio of products. It is expected that certain technology and formulas used in current USC products will be integrated into certain select Elizabeth Arden skin care products in the future. As a result, based on the Company's valuation, the primary value was determined to be related to the current workforce and its potential to develop new intellectual property in the future, which is represented in the goodwill amount above. The goodwill recorded relates to the Company's North America segment and is not deductible for tax purposes. The fair values of the intangible assets and goodwill were calculated primarily using (i) an income approach, and (ii) discount rates which reflect the risk associated with receiving future cash flows.

          The following provides an analysis of the change in the redeemable noncontrolling interest liability for the period ended September 30, 2013:

(Amounts in thousands)	Amount

Beginning as of June 30, 2013	$--
Amount recorded on closing date	12,000
Payment to Member for 30% equity interest	(3,600)
Payments to noncontrolling interests	(1,379)
Net loss attributable to noncontrolling interests	(109)

Balance at September 30, 2013	$6,912

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          On July 12, 2013, the Company invested $3 million for a 20% equity interest in a company that is developing a beauty device (the "Device Company"). Under the terms of the equity interest purchase agreement, the Company has an obligation to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, the Company entered into a license with the Device Company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, the Company also has an option to purchase the remaining 60% equity interest in the Device Company at a specified price under certain circumstances based on the sales performance of the device. The investment has been accounted for using the equity method and at September 30, 2013, is included in other assets on the consolidated balance sheet.

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2013	June 30, 2013

Raw materials	$60,602	$66,295
Work in progress	27,349	26,902
Finished goods	313,909	217,737

Total	$401,860	$310,934

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	September 30, 2013	June 30, 2013	June 30, 2013 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	179,549	179,506	13
Exclusive brand trademarks	101,425	100,902	17
Other intangibles (1)	18,580	16,000	20

Exclusive brand licenses, trademarks and intangibles, gross	421,969	418,823

Accumulated amortization:
Exclusive brand licenses and related trademarks	(72,192)	(68,508)
Exclusive brand trademarks	(49,471)	(48,398)
Other intangibles	(5,765)	(5,501)

Exclusive brand licenses, trademarks and intangibles, net	$294,541	$296,416

(1) Primarily consists of customer relationships, customer lists, non-compete agreements and product formulas.

          At September 30, 2013, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at September 30, 2013, increased by $10.5 million as a result of the investment in USC. See Note 5. The Company did not record any impairments during the three months ended September 30, 2013, as there were no events that triggered an impairment analysis.

          Amortization expense was $4.9 million and $4.8 million for the three months ended September 30, 2013 and 2012, respectively. At September 30, 2013, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2014	2015	2016	2017	2018

Amortization expense	$14.4	$18.7	$18.0	$16.6	$16.5

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	September 30, 2013	June 30, 2013

Accrued advertising, promotion and royalties	$36,696	$12,605
Accrued employee-related benefits	16,972	26,668
Accrued value added taxes	12,561	6,395
Accrued interest	1,700	6,200
Other accruals	53,535	38,311

Total other payables and accrued expenses	$121,464	$90,179

NOTE 9.    SHORT-TERM DEBT

          The Company has a $300 million revolving bank credit facility ("the Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The Credit Facility was amended in June 2012 to allow for the contingent consideration that may become payable with respect to the acquisition of certain assets of Give Back Brands, LLC and to allow for the second lien facility further described below. The credit facility expires in January 2016.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company's average borrowing base capacity for the quarter ended September 30, 2013, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2013.

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

        At September 30, 2013, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. For the three months ended September 30, 2013 and 2012, the weighted average annual interest rate on borrowings under the Credit Facility was 2.1% and 2.3%, respectively.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Company has a second lien credit agreement (the "Second Lien Facility") with JPMorgan Chase Bank, N.A. providing the Company the ability to borrow up to $30 million on a revolving basis. The Second Lien Facility matures on July 2, 2014. The Second Lien Facility is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories and the interest on borrowings charged under the Second Lien Facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the Second Lien Facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the Second Lien Facility. To the extent the Company borrows amounts under the Second Lien Facility, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

          At September 30, 2013, the Company had $234.2 million in outstanding borrowings and approximately $3.2 million in letters of credit outstanding under the Credit Facility compared with $88.0 million in borrowings and $2.6 million in letters of credit outstanding at June 30, 2013. At both September 30, 2013 and June 30, 2013, the Company had no outstanding borrowings under the Second Lien Facility. At September 30, 2013, based on eligible accounts receivable and inventory available as collateral, an additional $76.8 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

          In connection with the acquisition of global licenses and certain assets from Give Back Brands LLC in June 2012, the Company agreed to pay Give Back Brands LLC up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over a three-year period from July 1, 2012 through June 30, 2015. As part of the accounting for the acquisition, the Company established a liability for the potential payment of $28 million based upon the probability of achieving the specified sales targets. Based on results for fiscal 2013, conditions for the payment of the first and second $5 million installments were satisfied, and such installments were paid during the third quarter of fiscal 2013 and first quarter of fiscal 2014, respectively.

          During fiscal 2013, the Company invested $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at September 30, 2013, is included in other assets on the consolidated balance sheet. The Company expects to invest an additional $2.1 million in fiscal 2014. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of September 30, 2013, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company's liquidity.

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

          The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax returns remains open for the year ended June 30, 2008 and subsequent fiscal years. The Internal Revenue Service ("IRS") began an examination of the Company's U.S. federal tax returns for fiscal 2008 and fiscal 2009 during fiscal year 2011 and, in May 2013 issued an IRS Letter 950 ("30-day Letter") for fiscal 2008 and fiscal 2009 relating to transfer pricing

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

matters. In the 30-day Letter, the IRS proposed adjustments that would increase the Company's U.S. taxable income for fiscal 2008 and fiscal 2009 by approximately $29.1 million, which could be material to the Company's consolidated statements of operations in the period in which resolved unless resolved favorably by the Company. The Company disagrees with the proposed adjustments and has filed a protest commencing the appeals process and intends to vigorously contest them and pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome at IRS appeals or any judicial process, if necessary, will not have a material adverse effect on the Company's financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has $105 million of U.S. federal operating loss carryforwards as of June 30, 2013, of which $60 million would be available to offset any cash flow impact. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits, but it is not possible to determine either the magnitude or range of any increase or decrease at this time. During the first quarter of fiscal 2014, the Company received notice from the IRS that in October 2013 they will begin an examination of the Company's U.S. federal tax returns for fiscal 2010, fiscal 2011 and fiscal 2012. The year ended June 30, 2004 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2008 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

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

          The Company's long-term debt consists of $250 million aggregate principal amount of its 7 3/8% Senior Notes due 2021 (the "7 3/8% Senior Notes"). At September 30, 2013 and June 30, 2013, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	September 30, 2013	June 30, 2013

7 3/8% Senior Notes due March 2021 (Level 2)	$270,000	$271,250

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013:

(Amounts in thousands)	September 30, 2013		June 30, 2013

	Asset	Liability	Asset	Liability

Level 2	$523	$1,421	$658	$--

Total	$523	$1,421	$658	$--

          See Note 12 for a discussion of the Company's foreign currency contracts.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of September 30, 2013, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 12.    DERIVATIVE FINANCIAL INSTRUMENTS

          The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of the Company's foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also enters into cash flow hedges for a portion of its forecasted inventory purchases to reduce the exposure of its foreign subsidiaries' cost of sales to such fluctuations, as well as cash flow hedges for a portion of its subsidiaries' forecasted operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company's derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows.

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2013 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of September 30, 2013, the Company had notional amounts of 20.3 million British pounds and 19.3 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between October 31, 2013 and May 31, 2015.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries, generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2013 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of September 30, 2013, the Company had notional amounts under foreign currency contracts of (i) 4.6 million Canadian dollars and 12.1 million Australian dollars used to hedge forecasted cost of sales, and (ii) 9.6 million Swiss francs to hedge forecasted operating costs that expire between October 31, 2013 and May 31, 2014.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of these forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three months ended September 30, 2013 and 2012, the Company recorded losses of $0.7 and $0.5 million, respectively in selling, general and administrative expenses related to these contracts. As of September 30, 2013, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three months ended September 30, 2013 or in fiscal 2013 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	September 30, 2013	June 30, 2013

Other assets	$523	$658

Other payables	$1,421	$--

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Currency Contracts - Sales (1)	$56	$(3)
Currency Contracts - Cost of Sales (2)	7	(96)
Currency Contracts - Selling, General and Administrative Expenses (3)	37	(53)

Total (4)	$100	$(152)

(1) Recorded in net sales on the consolidated statements of income.
(2) Recorded in cost of sales on the consolidated statements of income.
(3) Recorded in selling, general and administrative expenses on consolidated statements of income.
(4) Net of tax expense of $13 for the three months ended September 30, 2013 and tax benefit of $47 for the three months ended September 30, 2012.

Net Loss Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Currency Contracts - Sales	$(1,685)	$(680)
Currency Contracts - Cost of Sales	(101)	(283)
Currency Contracts - Selling, General and Administrative Expenses	319	444

Total (1)	$(1,467)	$(519)

(1) Net of tax benefits of $202 and $131 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 13.    REPURCHASES OF COMMON STOCK

          The Company has an existing stock repurchase program pursuant to which the Company's board of directors has authorized the repurchase of $120 million of Common Stock and that is currently scheduled to expire on November 30, 2014.

          During the three months ended September 30, 2013, the Company purchased 145,508 shares of common stock on the open market under the stock repurchase program at an average price of $34.74 per share and at a cost of $5.1 million, including sales commissions. As of September 30, 2013, the Company has repurchased 4,507,603 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.85 per share and at a cost of approximately $85.0 million, including sales commissions, leaving approximately $35.0 million available for additional repurchases under the program. The acquisition of these shares by the Company was accounted for under the treasury method.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    NEW ACCOUNTING STANDARDS AND NEW TAX LEGISLATION

          In July 2013, the Financial Accounting Standards Board ("FASB") issued an update to Topic 740, Income Taxes. This update requires companies to present an unrecognized tax benefit ("UTB") as a reduction to a deferred tax asset for a net operating loss carryforward , a similar tax loss, or a tax credit carryforward in the applicable jurisdiction, to the extent such tax attributes are available to offset the additional tax liability that would result if the UTB were disallowed on the balance sheet date. Whether the settlement by use of carryforwards is available under the law would depend on facts and circumstances available on the balance sheet date. The new guidance is effective for the Company beginning July 1, 2014, and adoption is not expected to have a material impact on the Company's consolidated financial statements.

          In September 2013, the IRS released final tangible property regulations ("repair regulations") under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The final regulations replace temporary regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014, with early adoption permitted to tax years beginning January 1, 2012. The final regulations are effective for the Company for its tax year beginning July 1, 2014, and the Company is currently evaluating the impact of the final repair regulations on its consolidated financial statements.

NOTE 15.    SEGMENT DATA AND RELATED INFORMATION

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

          At September 30, 2013, the Company's operations were organized into the following two operating segments, which also comprise its reportable segments:

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

—    International - The International segment sells a portfolio of owned and licensed brands, including Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2013 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies."

          The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

          Segment profit excludes depreciation and amortization, interest expense, debt extinguishment charges, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) acquisition-related costs, including transition costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by operating segment for the three months ended September 30, 2013 and 2012

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Segment Net Sales:
North America	$224,659	$231,557
International	118,950	112,984

Total	$343,609	$344,541

Segment Profit (Loss):
North America	$28,887	$36,808
International	(7,942)	(5,238)

Total	$20,945	$31,570

Reconciliation:
Segment Profit	$20,945	$31,570
Less:
Depreciation and Amortization	12,529	10,660
Interest Expense, net	6,032	6,198
Consolidation and Elimination Adjustments	(1,993)	453
Unallocated Corporate Expenses	2,375 (1)	11,594	(2)

Income Before Income Taxes	$2,002	$2,665

(1)   Amounts for the three months ended September 30, 2013, include $1.8 million of restructuring expenses and $0.6 million of related transition costs incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies.

(2)   Amounts for the three months ended September 30, 2012, include $11.6 million of inventory-related costs primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition expenses.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

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

          Our business strategy is currently focused on two important initiatives: the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market, as well as growing markets such as Brazil and Russia. We also intend to increase net sales, operating margins and earnings by continuing to expand the prestige fragrance category at mass retail customers in North America and continuing to improve working capital efficiency and return on invested capital. We believe that our focus on organic growth opportunities for our existing brands, new licensing opportunities and acquisitions, and new product innovation will assist us in achieving these goals.

          The global repositioning for the Elizabeth Arden brand is designed to honor the heritage of the brand while modernizing the brand's presentation and increasing its relevance among target consumers. This comprehensive brand repositioning includes a revised product assortment, improved product formulations, package redesign, counter redesign, new advertising and marketing vehicles, and enhanced beauty advisor support. The initial roll-out was limited to a number of flagship retail doors. During fiscal 2013, we introduced our new product assortment to our prestige retail customers and replaced most of such flagship retail counters with new counters. We also extended elements of the new advertising, marketing and beauty advisor programs beyond our global flagship retail doors to the next tier of approximately 200 retail doors globally. In fiscal 2013, we incurred pre-tax costs and expenses of $23.1 million in connection with the brand repositioning. During fiscal 2014, we expect to incur $11 million to $16 million in additional pre-tax costs and expenses in connection with the continued roll-out of the Elizabeth Arden brand repositioning and to exit unprofitable retail doors in certain markets, of which $4.2 million has been incurred through the three months ended September 30, 2013. The specific facts and circumstances of the continued roll- out of the repositioning will impact the timing and amount of any such costs and expenses as well as capital expenditures.

          In fiscal 2014, we also expect to incur approximately $5 million in restructuring expenses and related transition costs, of which $1.8 million in restructuring costs and $0.6 million of related transition costs, have been incurred through the three months ended September 30, 2013. These restructuring expenses and related transition costs include amounts incurred with respect to sales positions as well as other staff positions across various business units that are being eliminated to drive expense savings and additional operating efficiencies. We are also implementing the last phase of an Oracle global enterprise system, which includes an upgrade to certain of our information systems relating to our global supply chain and logistics functions. This is intended to further increase business efficiencies throughout our Company to improve our cash flow, operating margins and profitability.

          In fiscal 2012, we acquired (i) the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC, and (ii) the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including existing inventory of the Justin Bieber fragrances, from Give Back Brands LLC. For ease of reference in this Form 10-Q, the acquisitions from New Wave Fragrances LLC and Give Back Brands LLC are referred to herein on a collective basis as the 2012 acquisitions.

          In fiscal 2013, we invested a total of $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at September 30, 2013, is included in other assets on our consolidated balance sheet. We expect to invest an additional $2.1 million in fiscal 2014.

          On July 2, 2013, we invested, through a subsidiary, $6.0 million in US Cosmeceutechs, LLC, a skin-care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, is convertible into 50% of the fully diluted equity interest of US Cosmeceutechs, LLC at any time at the option of our subsidiary and also converts automatically upon the satisfaction of certain conditions. Based on our investment in US Cosmeceutechs, LLC and our subsidiary's controlling rights under the operating agreement, we have determined that US Cosmeceutechs, LLC is a variable interest entity, or VIE, of which we are the primary beneficiary, requiring our consolidation of US Cosmeceutechs, LLC financial statements in accordance with Topic 810, Consolidation. See Note 5 to the Notes to Unaudited Consolidated Financial Statements.

On July 11, 2013, our subsidiary purchased a 30% equity interest in US Cosmeceutechs, LLC from the sole equity member for $3.6 million under the terms of a put-call agreement with such member. Under the terms of the put-call agreement, our subsidiary has an option to purchase the member's remaining 20% equity interest in US Cosmeceutechs, LLC at specified prices under certain circumstances based on the performance of US Cosmeceutechs, LLC, and similarly the member has the ability to put its interest in US Cosmeceutechs, LLC to us at specified prices under certain circumstances based on the performance of US Cosmeceutechs, LLC. Based on the terms of the put-call agreement, it is likely that our subsidiary would exercise its call option prior to the member exercising his put option. In accordance with Topic 480, Distinguishing Liabilities from Equity, we are required to classify the noncontrolling interest in USC as a "redeemable noncontrolling interest" in the mezzanine section of our consolidated balance sheet.

Also in July 2013, we invested $3 million for a 20% equity interest in a developer of beauty devices. Under the terms of the agreement, we also have a commitment to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, we entered into a license with the device company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, we also have an option to purchase the remaining 60% equity interest in the device company at a specified price under certain circumstances based on the sales performance of the device. See Note 5 to the Notes to Unaudited Consolidated Financial Statements.

          We continue to focus on (i) expanding gross margins through increased focus on product mix, improved pricing and reduced sales dilution, (ii) improving our sales and operations planning processes and our supply chain and logistics efficiency, and (iii) leveraging our overhead structure by increasing sales of our International segment. With the completion of the integration of the 2012 acquisitions and ongoing implementation of the key drivers of our success from the repositioning for the Elizabeth Arden brand across a larger segment of the business, we expect to begin to see systematic improvement in our gross margin during the second half of fiscal 2014.

          We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2013 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

Seasonality

          Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2013, approximately 60% of our net sales were made during the first half of our fiscal year. We also experience seasonality in our working capital, with peak inventory levels normally from July to October and peak receivable balances normally from September to December. Our short-term borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of December, January and February of each year, cash is normally generated as customer payments on holiday season orders are received.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2013, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2013 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax loss from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three months ended September 30, 2013 and 2012.

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Net sales	$62	$(3)
Cost of sales	9	(138)
Selling, general and administrative	(664)	(554)

Total pre-tax loss	$(593)	$(695)

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2013 and 2012. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended

	September 30, 2013			September 30, 2012

Net sales	$343,609		100.0%	$344,541		100.0%
Cost of sales	193,674		56.4	195,611		56.8
Depreciation related to cost of goods sold	1,830		0.5	1,531		0.4
Gross profit	148,105	(1)	43.1	147,399	(2)	42.8
Selling, general and administrative expenses	129,372		37.7	129,407		37.6
Depreciation and amortization	10,699		3.1	9,129		2.6
Income from operations	8,034	(1)	2.3	8,863	(2)	2.6
Interest expense, net	6,032		1.7	6,198		1.8
Income before income taxes	2,002		0.6	2,665		0.8
Provision for income taxes	414		0.1	481		0.2
Net income	1,588		0.5	2,184		0.6
Net loss attributable to noncontrolling interest(3)	(109)		--	--		--
Net income attributable to Elizabeth Arden shareholders	1,697		0.5	2,184		0.6
Other data
EBITDA and EBITDA margin(4)	$20,563		6.0%	$19,523		5.7%

(1)   For the three months ended September 30, 2013, gross profit and income from operations includes $3.8 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $1.8 million of restructuring expenses and $0.6 million of related transition costs primarily incurred with respect to sales positions and other staff positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies, and $0.4 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(2)   For the three months ended September 30, 2012, gross profit and income from operations includes $11.3 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, and $3.4 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.3 million in transition costs associated with the 2012 acquisitions, and $0.1 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(3) See Note 5 to Notes to Unaudited Consolidated Financial Statements.

(4)   For a definition of EBITDA and a reconciliation of net income attributable to Elizabeth Arden shareholders to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. EBITDA margin represents EBITDA divided by net sales.

          At September 30, 2013, our operations were organized into the following two operating segments, which also comprise our reportable segments:

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

          Segment profit excludes depreciation and amortization, interest expense, consolidation and elimination adjustments and unallocated corporate expenses, which are shown in the table reconciling segment profit to consolidated income before income taxes. Included in unallocated corporate expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations and (iii) acquisition-related costs, including transition costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the three months ended September 30, 2013 and 2012 and reflects the basis of presentation described in Note 15 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Segment Net Sales:
North America	$224,659	$231,557
International	118,950	112,984

Total	343,609	344,541

Segment Profit (Loss):
North America	28,887	36,808
International	(7,942)	(5,238)
Less:
Depreciation and Amortization	12,529	10,660
Interest Expense, Net	6,032	6,198
Consolidation and Elimination Adjustments	(1,993)	453
Unallocated Corporate Expenses	2,375 (1)	11,594	(2)

Income Before Income Taxes	$2,002	$2,665

(1)   Amounts for the three months ended September 30, 2013, include $1.8 million of restructuring expenses and $0.6 million of related transition costs incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies.

(2)   Amounts for the three months ended September 30, 2012, include $11.6 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies, and other transition expenses.

          The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Net Sales:
Elizabeth Arden Brand	$120,524	$108,480
Celebrity, Lifestyle, Designer and Other Fragrances	223,085	236,061

Total	$343,609	$344,541

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012.

          Net Sales.    Net sales decreased by 0.3%, or $0.9 million, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Excluding the unfavorable impact of foreign currency, net sales increased by 0.6%, or $2.2 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales decreased by 3.0%, or $6.9 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 2.6%, or $5.9 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $30.7 million due to lower net sales for a number of brands including Taylor Swift, Ed Hardy, Britney Spears, Elizabeth Taylor, Curve and True Religion. Partially offsetting these decreases were higher sales of Nicki Minaj fragrances due to the launch of Nicki Minaj Minajesty. Net sales of Elizabeth Arden branded products increased by $4.5 million, reflecting higher sales in all product categories. Net sales of distributed brands were $19.3 million higher than the prior year period, primarily due to sales of the One Direction Our Moment fragrance in department stores.

International

          Net sales increased by 5.3%, or $6.0 million. Excluding the unfavorable impact of foreign currency, net sales increased by 7.2%, or $8.1 million. Net sales of Elizabeth Arden branded products increased by $7.5 million, due to higher sales of skin care and fragrance products. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased an aggregate of $1.5 million due to lower net sales for primarily Juicy Couture and Giorgio fragrances. Partially offsetting these decreases were higher sales of Justin Bieber fragrances due to the launch of Justin Bieber The Key, and Nicki Minaj fragrances. Our international results were led by higher net sales of $5.1 million in Europe and $3.2 million in the Asia Pacific region.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales increased by 11.1%, or $12.0 million, due to higher sales in all product categories. Excluding the unfavorable impact of foreign currency, net sales increased by 12.3%, or $13.4 million. Net sales of skin care products increased by 10.4%, or $5.0 million, due to higher sales of Prevage, as well as strong overall skincare sales in China, and net sales of color cosmetic products increased by 11.9%, or $1.7 million, driven by the launch of the Beautiful Color Lipstick and Lip Liner group of products. Net sales of fragrances increased 11.6%, or $5.3 million, primarily due to the current year launch of UNTOLD.

Celebrity, Lifestyle, Designer and Other Fragrances

           Net sales decreased by 5.5% or $13.0 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 4.7% or $11.2 million. The decrease includes lower net sales for a number of brands including Taylor Swift, Ed Hardy, Britney Spears, Elizabeth Taylor, Curve and True Religion. Partially offsetting these decreases were higher sales of Nicki Minaj and Justin Bieber fragrances primarily due to the launches of Nicki Minaj Minajesty and Justin Bieber The Key, respectively. Sales of distributed brands were $19.3 million higher than the prior year period primarily due to sales of the One Direction Our Moment fragrance in North American department stores.

          Gross Margin.   For the three months ended September 30, 2013 and 2012, gross margins were 43.1% and 42.8%, respectively. Gross margin in the current year period was negatively impacted by $3.8 million, or 110 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning. Gross margin in the prior year period was negatively impacted by $14.7 million, or 430 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. Excluding the impact in both periods of the product changeover costs and inventory-related costs associated with the 2012 acquisitions, the current year gross margin was lower as a result of (i) lower sales of higher margin fragrances due to a higher volume of launch activity in the prior year period, and (ii) a higher proportion of sales in the current year of distributed brands, which have lower gross margins.

          SG&A.   Selling, general and administrative expenses were relatively flat for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Lower marketing and sales expenses of $4.1 million, were offset by higher general and administrative expenses of the same magnitude. The decrease in marketing and sales expenses was primarily due to (i) $1.7 million of lower marketing and sales overheads expenses in part due to the restructuring of certain sales positions, (ii) $1.7 million of lower royalty expense primarily due to lower net sales of licensed products in the current year period, (iii) higher media and advertising spend in support of fragrance launches in the prior year, and (iv) the timing of spend in the current year, as compared to the prior year. The increase in general and administrative expenses was principally due to (i) higher incentive compensation and payroll costs of approximately $2.1 million, and (ii) $1.8 million of restructuring expenses and $0.6 million of related transition costs recorded in the current year, partially offset by (iii) the impact of foreign currency translation of our affiliates' balance sheets as the current year included gains of $0.7 million compared to losses of $0.1 million in the prior year period. The three months ended September 30, 2013, also included $0.4 million product changeover expenses related to the Elizabeth Arden brand repositioning, while the three months ended September 30, 2012 included $0.3 million of transition costs for the 2012 acquisitions and $0.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the three months ended September 30, 2013 and 2012, total share-based compensation costs charged against income for all stock plans was $1.6 million and $1.4 million, respectively.

Segment Profit (Loss).

North America

          Segment profit decreased 21.5%, or $7.9 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses.

International

Segment loss increased by $2.7 million as compared to the prior year. The increase in segment loss was primarily due to lower gross profit and higher selling, general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense increased by 17.2% or $1.6 million, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to higher depreciation expense for computer hardware and software, in-store counters and displays primarily related to the Elizabeth Arden brand repositioning and molds, tools and dies.

          Interest Expense, Net.    Interest expense, net of interest income, was $0.2 million lower for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease was primarily due to lower average borrowings under our second lien credit facility.

          Provision for Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the three months ended September 30, 2013 and 2012:

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Domestic pre-tax (loss)	$(9,494)	$(6,146)
Foreign pre-tax income	11,496	8,811

Total income before income taxes	$2,002	$2,665

Effective tax rate	20.7%	18.1%

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

          The effective tax rate in the current year period was higher as compared to the prior year period due to a shift in the ratio of earnings contributions between jurisdictions. The effective tax rate for the full fiscal year ended June 30, 2013 was 14.6%.

          A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our reported effective tax rate for the year ending June 30, 2014 to be approximately 24%.

          Net Income Attributable to Elizabeth Arden Shareholders.    Net income attributable to Elizabeth Arden shareholders for the three months ended September 30, 2013, was $1.7 million, compared to $2.2 million for the three months ended September 30, 2012. The decrease in the net income attributable to Elizabeth Arden shareholders was primarily due to higher depreciation and amortization expense and a higher effective tax rate in the current year period.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest) of $20.6 million for the three months ended September 30, 2013, represents an increase of $1.1 million compared to the prior year due to the higher gross profit in the current period. EBITDA for the three months ended September 30, 2013, includes (i) $4.2 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand, and (ii) $1.8 million of restructuring expenses and $0.6 million of related transition costs, EBITDA for the three months ended September 30, 2012 was $19.5 million and includes (i) $11.3 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies and other transition costs, (ii) $0.3 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, and (iii) $3.5 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand repositioning.

          EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Elizabeth Arden shareholders (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance, or to net cash provided by operating, investing or financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

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

          The following is a reconciliation of net income attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Net income attributable to Elizabeth Arden shareholders	$1,697	$2,184
Plus:
Provision for income taxes	414	481
Interest expense, net	6,032	6,198
Depreciation in cost of sales	1,830	1,531
Depreciation and amortization	10,699	9,129
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(109)	--

EBITDA	$20,563	$19,523

          The following is a reconciliation of net cash flow used in operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Net cash used in operating activities	$(130,655)	$(141,261)
Changes in assets and liabilities, net of acquisitions	144,786	153,011
Interest expense, net	6,032	6,198
Amortization of senior note offering and credit facility costs	(343)	(340)
Provision for income taxes	414	481
Deferred income taxes	1,935	2,811
Amortization of share-based awards	(1,606)	(1,377)

EBITDA	$20,563	$19,523

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the three months ended September 30, 2013 and 2012:

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Net cash used in operating activities	$(130,655)	$(141,261)
Net cash used in investing activities	(16,310)	(14,334)
Net cash provided by financing activities	130,233	132,323
Net decrease in cash and cash equivalents	(16,522)	(23,163)

Operating Activities

          Cash used by our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash used by operating activities for the three months ended September 30, 2013 and 2012:

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Net income	$1,588	$2,184
Net adjustments to reconcile net income to net cash used in operating activities	12,543	9,566
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(144,786)	(153,011)

Net cash used by operating activities	$(130,655)	$(141,261)

          For the three months ended September 30, 2013, net cash used in operating activities was $130.7 million, as compared to $141.3 million for the three months ended September 30, 2012. Net income decreased by $0.5 million, and net adjustments to reconcile net income to cash used in operating activities increased by $3.0 million as compared to the prior year. Working capital changes utilized cash of $144.8 million in the current year period as compared to $153.0 million in the prior year. Cash utilized by working capital changes in the current period decreased primarily due to higher inventory purchases in the prior year period due to the 2012 acquisitions.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the three months ended September 30, 2013 and 2012:

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Additions to property and equipment	$(13,884)	$(8,866)
Acquisition of businesses, intangibles and other assets	(3,000)	(5,468)
Cash received from consolidation of variable interest entity	574	--

Net cash used by investing activities	$(16,310)	$(14,334)

          For the three months ended September 30, 2013, net cash used in investing activities of $16.3 million was composed of (i) $13.9 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that is developing a beauty device, and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. For the three months ended September 30, 2012, net cash used in investing activities of $14.3 million was composed of (i) $8.9 million of capital expenditures, and (ii) $5.5 million associated with a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas. The increase in capital expenditures for the three months ended September 30, 2013 is primarily due to (i) expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) leasehold improvements associated with the opening of the Elizabeth Arden Red Door Spa at our New York office location and (iii) computer hardware and software related to the last phase our Oracle global enterprise system.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the three months ended September 30, 2013 and 2012:

(Amounts in thousands)	Three Months Ended

	September 30, 2013	September 30, 2012

Proceeds from short-term debt	$144,000	$124,800
Proceeds from the exercise of stock options	334	3,491
Repurchase of common stock	(5,054)	--
Payments to noncontrolling interests	(4,979)	--
Payments of contingent consideration related to acquisition	(4,914)	--
All other financing activities	846	4,032

Net cash provided by financing activities	$130,233	$132,323

          For the three months ended September 30, 2013, net cash provided by financing activities was $130.2 million, as compared to $132.3 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, borrowings under our credit facility increased by $146.2 million from a balance of $88.0 million at June 30, 2013, and $2.2 million of short term debt was repaid by US Cosmeceutechs, LLC following our investment. During the three months ended September 30, 2012, borrowings under our credit facility increased by $94.8 million from a balance of $89.2 million at June 30, 2012. Additionally, during the three months ended September 30, 2012, we borrowed $30 million under our second lien facility. (See "Future Liquidity and Capital Needs" below for further information on our credit facility and second lien facility). In addition, during the current year period, (i) repurchases of common stock totaled $5.1 million, (ii) payments of contingent consideration related to the acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $4.9 million, and (iii) payments related to the noncontrolling interests in US Cosmeceutechs, LLC totaled $5.0 million. Proceeds from the exercise of stock options were $0.3 million in the current year period as compared to $3.5 million in the prior year period.

          Interest paid during the three months ended September 30, 2013, included $9.2 million of interest payments on the 7 3/8% senior notes due 2021 and $1.0 million of interest paid on the borrowings under our credit facility. Interest paid during the three months ended September 30, 2012, included $9.2 million of interest payments on the 7 3/8% senior notes due 2021, $0.8 million of interest paid on the borrowings under our credit facility and $0.3 million of interest paid on our second lien facility.

          At September 30, 2013, we had approximately $45.2 million of cash, of which $23.5 million was held outside of the United States, primarily in Switzerland and South Africa. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          We have a $300 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. See Note 9 to the Unaudited Notes to Consolidated Financial Statements. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility expires in January 2016.

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

           The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended September 30, 2013 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2013. We were in compliance with all applicable covenants under the credit facility for the quarter ended September 30, 2013.

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

          At September 30, 2013, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. The commitment fee on the unused portion of the credit facility at September 30, 2013 was 0.50%. For the three months ended September 30, 2013 and 2012, the weighted average annual interest rate on borrowings under the credit facility was 2.1% and 2.3%, respectively.

          We have a second lien facility agreement with JPMorgan Chase Bank, N.A. providing us the ability to borrow up to $30 million on a revolving basis. The second lien facility matures on July 2, 2014. The second lien facility is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories and the interest on borrowings charged under the second lien facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the second lien facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the second lien facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the second lien facility. To the extent we borrow amounts under the second lien facility, we have the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

          At September 30, 2013, we had $234.2 million in borrowings and $3.2 million in letters of credit outstanding under the credit facility and no borrowings under our second lien facility. At September 30, 2013, based on eligible accounts receivable and inventory available as collateral, an additional $76.8 million in the aggregate could be borrowed under our credit facility and our second lien facility. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At September 30, 2013, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

         Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility and second lien facility will be sufficient to cover debt service, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements. A deterioration in the economic and retail environment, however, could cause us to fail to satisfy the financial maintenance covenant under our credit facility that applies only in the event we do not have the requisite average borrowing base capacity as set forth under the credit facility. In such an event, we would not be allowed to borrow under the credit facility or second lien facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility or second lien facility that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under either borrowing facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

          Repurchases of Common Stock.    We have an existing stock repurchase program pursuant to which our board of directors has authorized the repurchase of $120 million of common stock and that is currently scheduled to expire on November 30, 2014.

          During the three months ended September 30, 2013, we purchased 145,508 shares of common stock on the open market under the stock repurchase program at an average price of $34.74 per share and at a cost of $5.1 million, including sales commissions. As of September 30, 2013, we had repurchased 4,507,603 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.85 per share and at a cost of approximately $85.0 million, including sales commissions, leaving approximately $35.0 million available for additional repurchases under the program. The acquisition of these shares by us was accounted for under the treasury method.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013:

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

*	our ability to protect our intellectual property rights;
*	the success, or changes in the timing or scope, of our new product launches, advertising and merchandising programs;
*	our ability to successfully manage our inventories;
*	the quality, safety and efficacy of our products;
*	the impact of competitive products and pricing;
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

*

our ability to effectively implement, manage and maintain our global information systems and maintain the security of our confidential data and our employees' and customers' personal information, including our ability to successfully and cost-effectively implement the last phase of our Oracle global enterprise system;

*	our reliance on certain third parties for certain outsourced business services, including information technology operations, logistics management and employee benefit plan administration;
*

the potential for significant impairment charges relating to our trademarks, goodwill, investments in other entities or other intangible assets that could result from a number of factors, including such entities' business performance or downward pressure on our stock price; and

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2013, we had $234.2 million in borrowings and $3.2 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the three months ended September 30, 2013, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2013 would have increased or decreased by approximately $0.8 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          As of September 30, 2013, we had notional amounts of 20.3 million British pounds and 19.3 million Euros under open foreign currency contracts that expire between October 31, 2013 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2013, we had notional amounts under foreign currency contracts of (i) 4.6 million Canadian dollars and 12.1 million Australian dollars used to hedge forecasted cost of sales, and (ii) 9.6 million Swiss francs to hedge forecasted operating costs that expire between October 31, 2013 and May 31, 2014. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized gain, net of taxes, recognized during the three months ended September 30, 2013 from settled contracts was approximately $0.1 million. At September 30, 2013, the unrealized loss, net of taxes, associated with these open contracts of approximately $0.8 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 12 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of September 30, 2013, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended September 30, 2013, from the settlement of these contracts was $0.6 million.

          We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

          E. Scott Beattie, our Chairman, President and Chief Executive Officer, and Marcey Becker, our Senior Vice President-Finance and Corporate Development, who is currently acting as our principal financial officer, have evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are functioning effectively.

          There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended September 30, 2013.

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2013 through July 31, 2013	--		$ N/A	--	$40,097,568

August 1, 2013 through August 31, 2013	71,711	(3)	$34.67	55,364	$38,178,018

September 1, 2013 through September 30, 2013	--		$34.78	90,144	$35,042,844

Totals	71,711		$34.74	145,508	$35,042,844

(1)   We have an existing stock repurchase program pursuant to which our board of directors has authorized the repurchase of $120 million of Common Stock and that is currently scheduled to expire on November 30, 2014. The stock repurchase program was first announced on November 3, 2005, the increase of the program to $120 million was announced on November 4, 2010, and the extension of the program to November 30, 2014 was announced on August 8, 2012. All shares purchased during the quarter ended September 30, 2013 as part of a publically announced plan were purchased on the open market.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

(3)   Includes 16,347 shares withheld upon the vesting of certain service-based restricted stock granted in August 2010 to satisfy minimum statutory tax withholding obligations resulting from such vesting.

ITEM 5.    OTHER INFORMATION

          At the August 5, 2013, meeting of the compensation committee of our board of directors, the compensation committee approved the grant of special retention awards to certain key members of senior management, effective as of August 12, 2013. These special retention awards included a grant to Mr. Joel Ronkin, our Executive Vice President - North America, of 28,600 service-based restricted stock units that will vest in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017 and June 30, 2018, as applicable, provided that Mr. Ronkin is still employed by us at that time. One share of our common stock, par value $0.01 per share, is issuable with respect to each restricted stock unit that vests.

          On August 14, 2013, we entered into a termination agreement with Mr. Dirk Trappmann, our Executive Vice President, General Manager -- International. Under the terms of the agreement, Mr. Trappmann's employment with us will end on November 30, 2013, and he will be entitled to continue to receive his current salary and employee benefits and perquisites, plus payment for any accrued but unused vacation, through that date. In addition, Mr. Trappmann is entitled to (i) a lump sum cash payment corresponding to one year of Mr. Trappmann's current base annual salary of 495,000 Swiss francs, less applicable withholdings, (ii) a lump sum cash payment of 25,200 Swiss francs, which equals 12 months of health insurance allowance and 12 months of car allowance, less applicable withholdings, (iii) payment by us of approximately 15,000 Swiss francs corresponding to 50% of school tuition for his child for the 2013/2014 academic year, and (iv) outplacement services at our expense, up to a maximum of 20,000 Swiss francs, should Mr. Trappmann desire to utilize such services. The agreement also includes confidentiality and non-solicitation provisions in our favor and a mutual general release of claims relating to our employment of Mr. Trappmann.

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

10.3*

Letter Agreement dated September 18, 2013, amending that certain Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent.

10.4

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

10.6

First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.7

Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

Exhibit Number	Description

10.8+

Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company's Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.9+

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

10.11+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.12+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.13+

2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10.14 +

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

10.24+

Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

Exhibit Number	Description

10.25 +

Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.26 +

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

10.28 +

Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-6370)).

10.29 +

Letter Agreement between Elizabeth Arden, Inc. and Kathleen Widmer, dated March 19, 2013, regarding 2013 retention payment (incorporated herein by reference to Exhibit 10.28 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.30 + *	Termination Agreement between Elizabeth Arden International S.a.r.l and Dirk Trappmann dated August 14, 2013.

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Principal Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Principal Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013, (ii) unaudited condensed consolidated statements of income for the three months ended September 30, 2013 and 2012, respectively, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended September 30, 2013 and 2012, respectively, (iv) unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2013 and 2012, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: November 1, 2013	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2013	/s/ David B. Rattner

David B. Rattner
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.3

Letter Agreement dated September 18, 2013, amending that certain Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent.

10.30	Termination Agreement between Elizabeth Arden International S.a.r.l and Dirk Trappmann dated August 14, 2013.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document