Form 10-Q
period 2013-12-31
ELIZABETH ARDEN INC
filed 2014-02-06
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 3, 2014

Common Stock, $.01 par value per share	29,693,457

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	December 31, 2013	June 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$43,894	$61,674
Accounts receivable, net	275,349	211,763
Inventories	344,888	310,934
Deferred income taxes	29,231	35,850
Prepaid expenses and other assets	43,633	37,458

Total current assets	736,995	657,679

Property and equipment, net	110,785	106,588
Exclusive brand licenses, trademarks and intangibles, net	289,809	296,416
Goodwill	31,607	21,054
Debt financing costs, net	5,851	6,536
Deferred income taxes	4,973	1,442
Other	16,645	14,017

Total assets	$1,196,665	$1,103,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$97,950	$88,000
Accounts payable - trade	145,192	115,180
Other payables and accrued expenses	116,992	90,179

Total current liabilities	360,134	293,359

Long-term Liabilities
Long-term debt	250,000	250,000
Deferred income taxes and other liabilities	31,877	45,091

Total long-term liabilities	281,877	295,091

Total liabilities	642,011	588,450

Redeemable noncontrolling interest (See Note 5)	6,615	--

Commitments and contingencies (See Note 10)

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,533,840 and 34,338,422 shares issued, respectively	345	343
Additional paid-in capital	352,358	349,060
Retained earnings	294,715	258,065
Treasury stock (4,841,308 and 4,686,094 shares at cost, respectively)	(93,169)	(87,776)
Accumulated other comprehensive loss	(6,210)	(4,410)

Total shareholders' equity	548,039	515,282

Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,196,665	$1,103,732

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net sales	$418,137	$467,919	$761,746	$812,460
Cost of goods sold:
Cost of sales	225,236	229,966	418,910	425,577
Depreciation related to cost of goods sold	1,987	1,487	3,817	3,018

Total cost of goods sold	227,223	231,453	422,727	428,595

Gross profit	190,914	236,466	339,019	383,865

Operating expenses:
Selling, general and administrative	129,003	163,253	258,375	292,660
Depreciation and amortization	11,137	9,372	21,836	18,501

Total operating expenses	140,140	172,625	280,211	311,161

Income from operations	50,774	63,841	58,808	72,704

Interest expense, net	5,734	6,424	11,766	12,622

Income before income taxes	45,040	57,417	47,042	60,082
Provision for income taxes	10,384	12,608	10,798	13,089

Net income	34,656	44,809	36,244	46,993
Net loss attributable to noncontrolling interests (See Note 5)	(297)	--	(406)	--

Net income attributable to Elizabeth Arden shareholders	$34,953	$44,809	$36,650	$46,993

Net income per common share attributable to Elizabeth Arden shareholders:
Basic	$1.18	$1.51	$1.24	$1.59

Diluted	$1.16	$1.47	$1.21	$1.54

Weighted average number of common shares:
Basic	29,649	29,680	29,648	29,617

Diluted	30,129	30,492	30,182	30,498

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Six Months Ended

	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net income	$34,656	$44,809	$36,244	$46,993

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(2,086)	(153)	107	1,069
Net unrealized cash flow hedging (loss) gain (2)	(540)	689	(1,907)	18

Total other comprehensive (loss) income, net of tax	(2,626)	536	(1,800)	1,087

Comprehensive income	32,030	45,345	34,444	48,080
Net loss attributable to noncontrolling interests	(297)	--	(406)	--

Comprehensive income attributable to Elizabeth Arden shareholders	$32,327	$45,345	$34,850	$48,080

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2)

Net of tax expense of $125 and $121 for the three months ended December 31, 2013 and 2012, respectively. Net of tax benefit of $64 and $58 for the six months ended December 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance as of July 1, 2013	34,338	$343	$349,060	$258,065	(4,686)	$(87,776)	$(4,410)	$515,282
Issuance of common stock upon exercise of options, net of tax withholdings of $1,428	139	2	328	--	--	--	--	330
Issuance of common stock for employee stock purchase plan	33	--	1,101					1,101
Issuance of restricted stock, net of forfeitures and tax withholdings	24	--	(1,197)	--	--	--	--	(1,197)
Amortization of share-based awards	--	--	3,225	--	--	--	--	3,225
Repurchase of common stock	--	--	--	--	(155)	(5,393)	--	(5,393)
Excess tax benefit from share-based awards	--	--	(159)	--	--	--	--	(159)
Net income attributable to Elizabeth Arden shareholders	--	--	--	36,650	--	--	--	36,650
Foreign currency translation adjustments	--	--	--	--	--	--	107	107
Net unrealized cash flow hedging loss	--	--	--	--	--	--	(1,907)	(1,907)

Balance as of December 31, 2013	34,534	$345	$352,358	$294,715	(4,841)	$(93,169)	$(6,210)	$548,039

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended

	December 31, 2013	December 31, 2012

Operating Activities:
Net income	$36,244	$46,993
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,653	21,519
Amortization of senior note offering and credit facility costs	685	682
Amortization of share-based awards	3,225	2,848
Deferred income taxes	6,258	9,376
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(61,606)	(99,551)
Increase in inventories	(32,074)	(30,530)
(Increase) decrease in prepaid expenses and other assets	(6,400)	6,481
Increase in accounts payable	30,810	19,664
Increase in other payables, accrued expenses and other liabilities	12,206	11,418
Other	232	212

Net cash provided by (used in) operating activities	15,233	(10,888)

Investing Activities:
Additions to property and equipment	(25,822)	(19,004)
Acquisition of businesses, intangibles and other assets	(3,000)	(8,068)
Cash received from consolidation of variable interest entity	574	--

Net cash used in investing activities	(28,248)	(27,072)

Financing Activities:
Proceeds from short-term debt	7,750	14,300
Proceeds from the exercise of stock options	1,758	4,514
Repurchase of common stock	(5,393)	--
Proceeds from the issuance of common stock under the employee stock purchase plan	1,101	1,057
Payments of contingent consideration related to acquisition	(4,914)	--
Payments to noncontrolling interests	(4,979)	--
Excess tax benefit from share-based awards	--	4,945
Payments under capital lease obligations	(35)	--

Net cash (used in) provided by financing activities	(4,712)	24,816

Effect of exchange rate changes on cash and cash equivalents	(53)	67
Net decrease in cash and cash equivalents	(17,780)	(13,077)
Cash and cash equivalents at beginning of period	61,674	59,080

Cash and cash equivalents at end of period	$43,894	$46,003

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$2,338	$241

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

          The components of accumulated other comprehensive loss were as follows:

(Amounts in thousands)	December 31, 2013	June 30, 2013

Cumulative foreign currency translation adjustments	$(4,900)	$(5,007)
Unrealized hedging (losses) gains, net of taxes (1)	(1,310)	597

Accumulated other comprehensive loss	$(6,210)	$(4,410)

(1) Net of tax benefit of $3 as of December 31, 2013 and tax expense of $61 as of June 30, 2013.

NOTE 3.    NET INCOME PER SHARE ATTRIBUTABLE TO ELIZABETH ARDEN SHAREHOLDERS

          Basic net income per share attributable to Elizabeth Arden shareholders is computed by dividing the net income attributable to Elizabeth Arden shareholders by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net income per diluted share attributable to Elizabeth Arden shareholders is similar to net income per basic share attributable to Elizabeth Arden shareholders except that the denominator includes potentially dilutive common shares, such as stock options and non-vested restricted stock or restricted stock units.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net income per share attributable to Elizabeth Arden shareholders:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Basic
Net income attributable to Elizabeth Arden shareholders	$34,953	$44,809	$36,650	$46,993

Weighted average shares outstanding	29,649	29,680	29,648	29,617

Net income per basic share attributable to Elizabeth Arden shareholders	$1.18	$1.51	$1.24	$1.59

Diluted
Net income attributable to Elizabeth Arden shareholders	$34,953	$44,809	$36,650	$46,993

Weighted average shares outstanding	29,649	29,680	29,648	29,617

Potential common shares - treasury method	480	812	534	881

Weighted average shares and potential dilutive common shares	30,129	30,492	30,182	30,498

Net income per diluted share attributable to Elizabeth Arden shareholders	$1.16	$1.47	$1.21	$1.54

          The following table shows the number of potential common shares for the three and six months ended December 31, 2013 and 2012 that were not included in the net income per diluted share attributable to Elizabeth Arden shareholders calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Number of shares	104	17	81	90

NOTE 4.    RESTRUCTURING EXPENSES

          In August 2013, the Company announced it expected to incur approximately $5 million in restructuring expenses and related transition costs and expenses in fiscal 2014. These restructuring expenses and related transition costs and expenses reflect amounts incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies. During the three and six months ended December 31, 2013, the Company incurred restructuring expenses of $0.4 million and $2.2 million, respectively.

          Aggregate amounts paid during the three and six months ended December 31, 2013 for restructuring expenses were $0.5 million and $1.4 million, respectively. All of the restructuring expenses are included in selling, general and administrative expenses in the Company's consolidated statements of income and, as described in Note 16, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At December 31, 2013, the Company had a restructuring liability of $0.8 million that is expected to be paid over the remainder of fiscal 2014.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INVESTMENTS AND NONCONTROLLING INTERESTS

          On July 2, 2013, the Company, through a subsidiary (the "EA USC Subsidiary"), invested $6.0 million in US Cosmeceutechs, LLC ("USC"), a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, is convertible into 50% of the fully diluted equity interest of USC at any time at the option of the EA USC Subsidiary, and also converts automatically upon the satisfaction of certain conditions. As of December 31, 2013, the note had not been converted.

          Under the terms of the operating agreement of USC, the EA USC Subsidiary has control of the board of managers of USC and the power to direct activities that could have a substantial impact on the economic performance of USC, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to USC. Based on the investment in USC and EA USC Subsidiary's controlling rights under the operating agreement, the Company has determined that USC is a VIE, of which the Company is the primary beneficiary, requiring consolidation of USC's financial statements in accordance with Topic 810, Consolidation.

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

          As a result of the agreements with USC and the Member and the requirement to consolidate the financial statements of USC, the Company recorded the following amounts on its consolidated balance sheet on the July 2, 2013 closing date:

(Amounts in thousands)	Amount

Inventory	$2,541
Other assets	1,577
Intangible assets (1)	2,873
Goodwill	10,553
Current liabilities	(3,698)
Long-term liabilities	(1,846)
Redeemable noncontrolling interest	(12,000)

(1)	The intangible assets relate to trademarks and other intangibles and are being amortized over an average useful life of approximately 15 years and 10 years, respectively.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following provides an analysis of the change in the redeemable noncontrolling interest liability for the six months ended December 31, 2013:

(Amounts in thousands)	Amount

Beginning as of June 30, 2013	$--
Amount recorded on closing date	12,000
Payment to Member for 30% equity interest	(3,600)
Payments to noncontrolling interests	(1,379)
Net loss attributable to noncontrolling interests	(406)

Balance at December 31, 2013	$6,615

          On July 12, 2013, the Company invested $3 million for a 20% equity interest in a company that is developing a beauty device (the "Device Company"). Under the terms of the equity interest purchase agreement, the Company has an obligation to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, the Company entered into a license with the Device Company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, the Company also has an option to purchase the remaining 60% equity interest in the Device Company at a specified price under certain circumstances based on the sales performance of the device. The investment has been accounted for using the equity method and at December 31, 2013, is included in other assets on the consolidated balance sheet.

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	December 31, 2013	June 30, 2013

Raw materials	$55,570	$66,295
Work in progress	21,164	26,902
Finished goods	268,154	217,737

Total	$344,888	$310,934

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	December 31, 2013	June 30, 2013	June 30, 2013 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	179,558	179,506	13
Exclusive brand trademarks	101,604	100,902	17
Other intangibles (1)	18,580	16,000	20

Exclusive brand licenses, trademarks and intangibles, gross	422,157	418,823

Accumulated amortization:
Exclusive brand licenses and related trademarks	(75,876)	(68,508)
Exclusive brand trademarks	(50,420)	(48,398)
Other intangibles	(6,052)	(5,501)

Exclusive brand licenses, trademarks and intangibles, net	$289,809	$296,416

(1) Primarily consists of customer relationships, customer lists, non-compete agreements and product formulas.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          At December 31, 2013, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at December 31, 2013, increased by $10.5 million from the June 30, 2013 balance as a result of the investment in USC. See Note 5. The Company did not record any impairments during the six months ended December 31, 2013, as there were no events that triggered an impairment analysis.

          Amortization expense was $4.9 million and $5.1 million for the three months ended December 31, 2013 and 2012, respectively, and $9.8 million and $10.0 million for the six months ended December 31, 2013 and 2012, respectively. At December 31, 2013, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2014	2015	2016	2017	2018

Amortization expense	$9.5	$18.7	$18.0	$16.6	$16.5

NOTE 8.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	December 31, 2013	June 30, 2013

Accrued advertising, promotion and royalties	$46,935	$26,668
Accrued employee-related benefits	11,575	12,605
Accrued value added taxes	7,685	6,395
Accrued interest	5,770	6,200
Other accruals	45,027	38,311

Total other payables and accrued expenses	$116,992	$90,179

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company's average borrowing base capacity for the quarter ended December 31, 2013, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2013.

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

        At December 31, 2013, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. For the six months ended December 21, 2013 and 2012, the weighted average annual interest rate on borrowings under the Credit Facility was 2.1% and 2.0%, respectively.

          The Company has a second lien credit agreement (the "Second Lien Facility") with JPMorgan Chase Bank, N.A. providing the Company the ability to borrow up to $30 million on a revolving basis. The Second Lien Facility matures on July 2, 2014. The Second Lien Facility is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories, and the interest on borrowings charged under the Second Lien Facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the Second Lien Facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the Second Lien Facility. To the extent the Company borrows amounts under the Second Lien Facility, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

          At December 31, 2013, the Company had $98.0 million in outstanding borrowings and approximately $3.2 million in letters of credit outstanding under the Credit Facility compared with $88.0 million in borrowings and $2.6 million in letters of credit outstanding at June 30, 2013. At both December 31, 2013 and June 30, 2013, the Company had no outstanding borrowings under the Second Lien Facility. At December 31, 2013, based on eligible accounts receivable and inventory available as collateral, an additional $153.7 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 10.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	December 31, 2013	June 30, 2013

7 3/8% Senior Notes due March 2021	$250,000	$250,000

          On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% Senior Notes due March 2021 (the "7 3/8% Senior Notes"). Interest on the 7 3/8% Senior Notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% Senior Notes rank pari passu in right of payment to indebtedness under the Credit Facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Credit Facility and the Second Lien Facility to the extent of the collateral securing the Credit Facility and the Second Lien Facility. The indenture applicable to the 7 3/8% Senior Notes (the "Indenture") generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its Common Stock or redeem subordinated indebtedness. The Indenture generally limits the Company's ability to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the Indenture). The 7 3/8% Senior Notes initially will not be guaranteed by any of the Company's subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related costs in debt financing costs, net, on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          On January 30, 2014, the Company consummated the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), of an additional $100 million aggregate principal amount of 7 3/8% Senior Notes (the "Additional 7 3/8% Senior Notes") issued under a supplement to the Indenture. The original 7 3/8% Senior Notes issued on January 21, 2011 and the Additional 7 3/8% Senior Notes issued on January 30, 2014 will be treated as a single series under the Indenture. The Additional 7 3/8% Senior Notes will have the same terms as the original 7 3/8% Senior Notes and will be subject to a registration rights agreement requiring the Company to file one or more registration statements as part of offers to exchange the Additional 7 3/8% Senior Notes for registered notes having identical terms in all material respects. In connection with the offering of the Additional 7 3/8% Senior Notes, the Credit Facility and the Second Lien Facility were each amended to permit the issuance of additional 7 3/8% Senior Notes under the Indenture.

          The Additional 7 3/8% Senior Notes were sold at 106.75% of their principal amount, and the premium received will be amortized over the remaining life of the 7 3/8% Senior Notes. The net proceeds were used to repay a portion of the Company's outstanding indebtedness under the Credit Facility. In addition, as part of the issuance of the Additional 7 3/8% Senior Notes, the Company expects to incur and capitalize approximately $2 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the remaining life of the 7 3/8% Senior Notes.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

          In connection with the acquisition of global licenses and certain assets from Give Back Brands LLC in June 2012, the Company agreed to pay Give Back Brands LLC up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over a three-year period from July 1, 2012 through June 30, 2015. As part of the accounting for the acquisition, the Company established a liability for the potential payment of $28 million based upon the probability of achieving the specified sales targets. Based on results for fiscal 2013, conditions for the payment of the first and second $5 million installments were satisfied, and such installments were paid during the third quarter of fiscal 2013 and first quarter of fiscal 2014, respectively. During the second quarter of fiscal 2014, the Company evaluated the probability of achieving the specified sales targets for fiscal 2014 and 2015 based upon updated forecasts, incorporating information from the 2013 holiday season. The Company no longer believes that it is probable that performance targets for the fiscal years 2014 and 2015 will be met, and as a result the Company completely reversed the remaining balance of the contingent liability for potential payments to Give Back Brands LLC. The reversal of the liability resulted in a credit being recorded to selling, general and administrative expenses of $17.2 million in the second quarter of fiscal 2014.

          During fiscal 2013, the Company invested $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at December 31, 2013, is included in other assets on the consolidated balance sheet. The Company expects to invest an additional $2.1 million in fiscal 2014. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of December 31, 2013, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company's liquidity.

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

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax returns remains open for the year ended June 30, 2008 and subsequent fiscal years. The Internal Revenue Service ("IRS") began an examination of the Company's U.S. federal tax returns for fiscal 2008 and fiscal 2009 during fiscal

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

year 2011 and, in May 2013 issued an IRS Letter 950 ("30-day Letter") for fiscal 2008 and fiscal 2009 relating to transfer pricing matters. In the 30-day Letter, the IRS proposed adjustments that would increase the Company's U.S. taxable income for fiscal 2008 and fiscal 2009 by approximately $29.1 million, which could be material to the Company's consolidated statements of operations in the period in which resolved unless resolved favorably by the Company. The Company disagrees with the proposed adjustments and has pursued the appeals process and intends to vigorously contest the proposed adjustments and pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome at IRS appeals or any judicial process, if necessary, will not have a material adverse effect on the Company's financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has $105 million of U.S. federal operating loss carryforwards as of June 30, 2013, of which $60 million would be available to offset any cash flow impact. It is reasonably possible that over the next twelve- month period the Company may experience an increase or decrease in its unrecognized tax benefits, but it is not possible to determine either the magnitude or range of any increase or decrease at this time. During the second quarter of fiscal 2014, the IRS began an examination of the Company's U.S. federal tax returns for fiscal 2010, fiscal 2011 and fiscal 2012. The year ended June 30, 2004 and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2008 and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

NOTE 12.    FAIR VALUE MEASUREMENTS

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

          At December 31, 2013 the Company's long-term debt consisted of $250 million aggregate principal amount of its 7 3/8% Senior Notes due 2021. See Note 10. At December 31, 2013 and June 30, 2013, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	December 31, 2013	June 30, 2013

7 3/8% Senior Notes due March 2021 (Level 2)	$271,250	$271,250

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013:

(Amounts in thousands)	December 31, 2013		June 30, 2013

	Asset	Liability	Asset	Liability

Level 2	$884	$2,197	$658	$--

Total	$884	$2,197	$658	$--

          See Note 13 for a discussion of the Company's foreign currency contracts.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of December 31, 2013, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 13.    DERIVATIVE FINANCIAL INSTRUMENTS

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2013 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of December 31, 2013, the Company had notional amounts of 26.5 million British pounds and 22.8 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between January 31, 2014 and May 31, 2015.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries, generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2013 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of December 31, 2013, the Company had notional amounts under foreign currency contracts of (i) 2.9 million Canadian dollars and 11.8 million Australian dollars used to hedge forecasted cost of sales, and (ii) 6.0 million Swiss francs to hedge forecasted operating costs that expire between January 31, 2014 and May 31, 2015.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of these forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. Amounts recorded for the three months ended December 31, 2013 were not material. For the six months ended December 31, 2013, the Company recorded losses of $0.7 in selling, general and administrative expenses related to these contracts. For the three and six months ended December 31, 2012, the Company recorded a loss of $0.2 million and a gain of $0.7 million, respectively in selling, general and administrative expenses related to these contracts. As of December 31, 2013, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and six months ended December 31, 2013 or in fiscal 2013 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	December 31, 2013	June 30, 2013

Other assets	$884	$658

Other payables	$2,197	$--

Loss Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)
(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Currency Contracts - Net Sales (1)	$(418)	$(170)	$(362)	$(173)
Currency Contracts - Cost of Sales (2)	(39)	(149)	(32)	(245)
Currency Contracts - Selling, General and Administrative Expenses (3)	145	23	182	(30)

Total (4)	$(312)	$(296)	$(212)	$(448)

(1)				Recorded in net sales on the consolidated statements of income.
(2)				Recorded in cost of sales on the consolidated statements of income.
(3)				Recorded in selling, general and administrative expenses on the consolidated statements of income.
(4)

Net of tax benefit of $56 and $79 for the three months ended December 31, 2013 and 2012, respectively. Net of tax benefit of $43 and $127 for the six months ended December 31, 2013 and 2012, respectively.

Net (Loss) Gain Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)
(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Currency Contracts - Net Sales	$(424)	$254	$(2,109)	$(426)
Currency Contracts - Cost of Sales	390	309	289	25
Currency Contracts - Selling, general and administrative expenses	(194)	422	125	867

Total (1)	$(228)	$985	$(1,695)	$466

(1)

Net of tax expense of $181 and $200 for the three months ended December 31, 2013 and 2012, respectively. Net of tax benefit of $21 for the six months ended December 31, 2013, and net of tax expense of $69 for the six months ended December 31, 2012.

NOTE 14.    REPURCHASES OF COMMON STOCK

          The Company has an existing stock repurchase program pursuant to which the Company's board of directors has authorized the repurchase of $120 million of Common Stock and that is currently scheduled to expire on November 30, 2014.

          As of December 31, 2013, the Company had repurchased 4,517,309 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. For the six months ended December 31, 2013, the Company repurchased 155,214 shares of Common Stock on the open market under the stock repurchase program at an average price of $34.75 per share and at a cost of $5.4 million, including sales commissions. The acquisition of these shares by the Company was accounted for under the treasury method.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    NEW ACCOUNTING STANDARDS AND NEW TAX LEGISLATION

          In July 2013, the Financial Accounting Standards Board ("FASB") issued an update to Topic 740, Income Taxes. This update requires companies to present an unrecognized tax benefit ("UTB") as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in the applicable jurisdiction, to the extent such tax attributes are available to offset the additional tax liability that would result if the UTB were disallowed on the balance sheet date. Whether the settlement by use of carryforwards is available under the law would depend on facts and circumstances available on the balance sheet date. The new guidance is effective for the Company beginning July 1, 2014, and adoption is not expected to have a material impact on the Company's consolidated financial statements.

          In September 2013, the IRS released final tangible property regulations ("repair regulations") under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The final regulations replace temporary regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. The final regulations are effective for the Company for its tax year beginning July 1, 2014, and the Company is currently evaluating the impact of the final repair regulations on its consolidated financial statements.

NOTE 16.    SEGMENT DATA AND RELATED INFORMATION

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

          At December 31, 2013, the Company's operations were organized into the following two operating segments, which also comprise its reportable segments:

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a comparative summary of the Company's net sales and segment profit by operating segment for the three and six months ended December 31, 2013 and 2012:

(Amounts in thousands)	Three Months Ended				Six Months Ended

	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012

Segment Net Sales:
North America	$269,647		$311,077		$494,306		$542,634
International	148,490		156,842		267,440		269,826

Total	$418,137		$467,919		$761,746		$812,460

Segment Profit:
North America	$33,960		$53,542		$62,847		$90,350
International	14,822		23,508		6,880		18,270

Total	$48,782		$77,050		$69,727		$108,620

Reconciliation:
Segment Profit	$48,782		$77,050		$69,727		$108,620
Less:
Depreciation and Amortization	13,124		10,859		25,653		21,519
Interest Expense, net	5,734		6,424		11,766		12,622
Consolidation and Elimination Adjustments	630		415		(1,363)		868
Unallocated Corporate Expenses	(15,746)	(1)	1,935	(2)	(13,371)	(1)	13,529	(2)

Income Before Income Taxes	$45,040		$57,417		$47,042		$60,082

(1)

Amounts for the three months ended December 31, 2013, include a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on the Company's determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, and $0.4 million of restructuring expenses and $1.0 million of related transition costs incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies. Amounts for the six months ended December 31, 2013, include a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on the Company's determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, and $2.2 million of restructuring expenses and $1.6 million of related transition costs incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies.

(2)

Amounts for the three months ended December 31, 2012, include $1.9 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. Amounts for the six months ended December 31, 2012, include $13.5 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs and expenses.

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

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj, Usher and Jennifer Aniston

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, John Varvatos, Alfred Sung, BCBGMAXAZRIA, Ed Hardy, Geoffrey Beene, Halston, Lucky, Rocawear and True Religion

          In addition to our owned and licensed fragrance brands, we distribute approximately 250 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

          Our business strategy during fiscal 2014 has been to focus on two important initiatives: the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market as well as growing markets such as Brazil, Russia and the Middle East. We believe that improving the capabilities and operating efficiencies of our business are important to the success of each of these initiatives and that better leveraging of our overall overhead structure will also help to improve operating margins and earnings. We are currently engaging in a fundamental reexamination of how we commercially execute our business, particularly internationally, with a renewed focus on priority markets and brands, and strengthening our travel retail and distributor relationships, as well as identifying low-return businesses that we should consider exiting. This reexamination of our business may result in decisions that impact net sales, operating margins and earnings in future periods, and the specific facts and circumstances surrounding such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

          We also continue to focus on increasing operating margins and earnings by improving product mix and pricing, improving our supply chain and logistics efficiency, and reducing sales dilution. We believe that improved commercial execution of our international business, improved performance of the prestige fragrance category at mass retail customers, organic growth of our existing brands as well as new licensing opportunities and acquisitions, and continued new product innovation will assist us in achieving these goals.

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

          In fiscal 2013, we incurred pre-tax costs and expenses of $23.1 million in connection with the brand repositioning. During fiscal 2014, we expect to incur approximately $16 million in additional pre-tax costs and expenses in connection with the continued roll-out of the Elizabeth Arden brand repositioning and to exit unprofitable retail doors in certain markets, of which $13.5 million has been incurred through the six months ended December 31, 2013. The specific facts and circumstances of the continued roll-out of the repositioning will impact the timing and amount of any such costs and expenses as well as capital expenditures.

          In fiscal 2014, we also expect to incur approximately $5 million in restructuring expenses and related transition costs, of which $2.2 million in restructuring costs and $1.6 million of related transition costs and expenses, have been incurred through the six months ended December 31, 2013. These restructuring expenses and related transition costs and expenses include amounts incurred with respect to sales positions as well as other staff positions across various business units that are being eliminated to drive expense savings and additional operating efficiencies. We are also implementing the last phase of an Oracle global enterprise system, which includes an upgrade to certain of our information systems relating to our global supply chain and logistics functions. This is intended to further increase business efficiencies throughout our Company to improve our cash flow, operating margins and profitability.

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

          In fiscal 2013, we invested a total of $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at December 31, 2013, is included in other assets on our consolidated balance sheet. We expect to invest an additional $2.1 million in fiscal 2014.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2013 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax loss from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three and six months ended December 31, 2013 and 2012.

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net Sales	$(462)	$(187)	$(400)	$(190)
Cost of Sales	(65)	(213)	(56)	(351)
Selling, general and administrative	173	(188)	(491)	(742)

Total pre-tax loss	$(354)	$(588)	$(947)	$(1,283)

Results of Operations

          The following discussion compares the historical results of operations for the three and six months ended December 31, 2013 and 2012. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended				Six Months Ended

	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012

Net sales	$418,137	100.0%	$467,919	100.0%	$761,746	100.0%	$812,460	100.0%
Cost of sales	225,236	53.8	229,966	49.2	418,910	55.0	425,577	52.4
Depreciation in cost of sales	1,987	0.5	1,487	0.3	3,817	0.5	3,018	0.4
Gross profit (1)(2)	190,914	45.7	236,466	50.5	339,019	44.5	383,865	47.2
Selling, general and administrative expenses	129,003	30.9	163,253	34.9	258,375	33.9	292,660	36.0
Depreciation and amortization	11,137	2.7	9,372	2.0	21,836	2.9	18,501	2.3
Income from operations (1)(2)	50,774	12.1	63,841	13.6	58,808	7.7	72,704	8.9
Interest expense, net	5,734	1.4	6,424	1.4	11,766	1.5	12,622	1.5
Income before income taxes	45,040	10.8	57,417	12.3	47,042	6.2	60,082	7.4
Provision for income taxes	10,384	2.5	12,608	2.7	10,798	1.4	13,089	1.6
Net income	34,656	8.3	44,809	9.6	36,244	4.8	46,993	5.8
Net loss attributable to noncontrolling interests (3)	(297)	(0.1)	--	--	(406)	--	--	--
Net income attributable to Elizabeth Arden shareholders	34,953	8.4	44,809	9.6	36,650	4.8	46,993	5.8

Other data
EBITDA and EBITDA margin (4)	$63,898	15.3%	$74,700	16.0%	$84,461	11.1%	$94,223	11.6%

(1)

For the three months ended December 31, 2013, gross profit and income from operations includes $8.6 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand and $0.5 million of transition costs incurred related to the restructuring discussed in the following sentence. In addition, income from operations includes (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, (ii) $0.4 million of restructuring expenses and $0.5 million of related transition expenses primarily incurred with respect to sales positions and other staff positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies, and (iii) $0.7 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand. For the six months ended December 31, 2013, gross profit and income from operations includes $12.4 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand and $0.5 million of transition costs incurred related to the restructuring discussed above. In addition, income from operations includes (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC discussed above, (ii) $2.2 million of restructuring expenses and $1.1 million of related transition expenses related to the restructuring discussed above, and (iii) $1.1 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(2)

For the three months ended December 31, 2012, gross profit and income from operations includes $1.9 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions and other transition costs, and $3.6 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.3 million of non-recurring product changeover expenses, related to the repositioning of the Elizabeth Arden brand. For the six months ended December 31, 2012, gross profit and income from operations includes $13.2 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions and other transition costs, and $7.0 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.3 million in transition costs associated with the 2012 acquisitions and $0.4 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(3)	See Note 5 to Notes to Unaudited Consolidated Financial Statements.

(4)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012 and under Six Months Ended December 31, 2013 compared to Six Months Ended December 31, 2012. EBITDA margin represents EBITDA divided by net sales.

          At December 31, 2013, our operations were organized into the following two operating segments, which also comprise our reportable segments:

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

          The following table is a comparative summary of our net sales and segment profit by operating segment for the three and six months ended December 31, 2013 and 2012 and reflects the basis of presentation described in Note 16 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended				Six Months Ended

	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012

Segment Net Sales:
North America	$269,647		$311,077		$494,306		$542,634
International	148,490		156,842		267,440		269,826

Total	$418,137		$467,919		$761,746		$812,460

Segment Profit:
North America	$33,960		$53,542		$62,847		$90,350
International	14,822		23,508		6,880		18,270
Less:
Depreciation and Amortization	13,124		10,859		25,653		21,519
Interest Expense, net	5,734		6,424		11,766		12,622
Consolidation and Elimination Adjustments	630		415		(1,363)		868
Unallocated Corporate Expenses (1)	(15,746	)(1)	1,935	(2)	(13,371	)(1)	13,529	(2)

Income Before Income Taxes	$45,040		$57,417		$47,042		$60,082

(1)

Amounts for the three months ended December 31, 2013, include a credit of $17.2 million for the for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, and $0.4 million of restructuring expenses and $1.0 million of related transition costs incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies. Amounts for the six months ended December 31, 2013, include a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, and $2.2 million of restructuring expenses and $1.6 million of related transition costs incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies.

(2)

Amounts for the three months ended December 31, 2012, include $1.9 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. Amounts for the six months ended December 31, 2012, include $13.5 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions and other transition costs and expenses.

          The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net Sales:
Elizabeth Arden Brand	$142,158	$147,957	$262,682	$256,436
Celebrity, Lifestyle, Designer and Other Fragrances	275,979	319,962	499,064	556,024

Total	$418,137	$467,919	$761,746	$812,460

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012.

          Net Sales.    Net sales decreased by 10.6%, or $49.8 million, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. Excluding the unfavorable impact of foreign currency, net sales decreased by 10.1%, or $47.4 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales decreased by 13.3%, or $41.4 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 13.1%, or $40.7 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $46.6 million due to lower net sales for a number of brands including Juicy Couture, Justin Bieber, Curve, Ed Hardy, Taylor Swift and Elizabeth Taylor. Net sales of Elizabeth Arden branded products decreased by $6.0 million, reflecting lower sales for fragrances and color cosmetic products. Net sales of distributed brands were $11.1 million higher than the prior year period, primarily due to sales of the One Direction Our Moment fragrance in the prestige channel. Our North America net sales results for the quarter ended December 31, 2013 were impacted by weaker than anticipated replenishment orders and holiday retail sales at a number of our non-prestige retail accounts as well as a higher volume of fragrance launch activity in the prior year.

International

          Net sales decreased by 5.3%, or $8.4 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 4.3%, or $6.7 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $8.0 million primarily due to lower net sales of Britney Spears, Juicy Couture, Ed Hardy and Justin Bieber fragrances. Partially offsetting these decreases were higher sales of Nicki Minaj fragrances. Net sales of Elizabeth Arden branded products were relatively flat as higher sales of color cosmetic products were offset by slightly lower skin care and fragrance sales. Our International results were impacted by lower net sales of $12.4 million in Europe, partially offset by higher net sales of $5.9 million in the Asia Pacific region driven by the Greater China market.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales decreased by 3.9% or $5.8 million, primarily due to lower sales of fragrances. Excluding the unfavorable impact of foreign currency, net sales decreased by 3.6% or $5.3 million. Net sales of fragrances decreased by 9.8%, or $5.9 million primarily due to lower sales of Red Door fragrances, partially offset by net sales resulting from the current year launch of UNTOLD, and net sales of color cosmetic products decreased by 7.0% or $1.4 million. Net sales of skin care products increased 2.2%, or $1.5 million.

Celebrity, Lifestyle, Designer and Other Fragrances

          Net sales decreased by 13.7% or $44.0 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 13.2% or $42.1 million. The decrease includes lower net sales for a number of brands including Juicy Couture, Justin Bieber, Ed Hardy, Taylor Swift, Curve, Elizabeth Taylor and Britney Spears. Sales of distributed brands were $11.1 million higher than the prior year period primarily due to sales of the One Direction Our Moment fragrance in the prestige channel in North America.

          Gross Margin.   For the three months ended December 31, 2013 and 2012, gross margins were 45.7% and 50.5%, respectively. Gross margin in the current year period was negatively impacted by $9.1 million, or 210 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to restructuring activities. Gross margin in the prior year period was negatively impacted by $5.5 million, or 120 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. The current year gross margin was lower as a result of (i) higher returns and discounts and allowances in the current year, (ii) lower sales of higher margin fragrances due to a higher volume of launch activity in the prior year period, and (iii) a higher proportion of sales in the current year of distributed brands, which have lower gross margins.

          SG&A.   Selling, general and administrative expenses decreased by 21.0%, or $34.3 million, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. The decrease was due to lower marketing and sales expenses of $12.8 million and lower general and administrative expenses of $21.4 million. The decrease in marketing and sales expenses was primarily due to higher media and advertising spend in the prior year in support of fragrance launches, higher marketing expenses in the prior year related to the Elizabeth Arden repositioning and lower royalty expense in the current year period primarily due to lower net sales of licensed products. The decrease in general and administrative expenses was principally due to (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, and (ii) lower incentive compensation costs of approximately $5.8 million, partially offset by (iii) $0.4 million of restructuring expenses and $0.5 million of related transition expenses recorded in the current year. The three months ended December 31, 2013, also included $0.7 million of product changeover expenses related to the Elizabeth Arden brand repositioning as compared to $0.3 million in the prior year period. For the three months ended December 31, 2013 and 2012, total share-based compensation costs charged against income for all stock plans was $1.6 million and $1.4 million, respectively.

Segment Profit.

North America

          Segment profit decreased 36.6%, or $19.6 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses.

International

          Segment profit decreased 36.9%, or $8.7 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense increased by 18.8% or $1.8 million, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, primarily due to higher depreciation expense for computer hardware and software, and in-store counters and displays primarily related to the Elizabeth Arden brand repositioning.

          Interest Expense, Net.    Interest expense, net of interest income, was $0.7 million lower for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. The decrease was primarily due to lower average borrowings under our second lien credit facility and the reversal of interest accreted on the potential earnout payments to Give Back Brands LLC.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the three months ended December 31, 2013 and 2012:

(Amounts in thousands)	Three Months Ended

	December 31, 2013	December 31, 2012

Domestic pre-tax income	$25,480	$30,260
Foreign pre-tax income	19,560	27,157

Total income before income taxes	$45,040	$57,417

Effective tax rate	23.1%	22.0%

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

          A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our reported effective tax rate for the year ending June 30, 2014 to be approximately 29%.

          Net Income Attributable to Elizabeth Arden Shareholders.    Net income attributable to Elizabeth Arden shareholders for the three months ended December 31, 2013, was $35.0 million, compared to $44.8 million for the three months ended December 31, 2012. The decrease in net income attributable to Elizabeth Arden shareholders was primarily due to lower net sales and gross profit, higher depreciation and amortization expense and a higher effective tax rate in the current year period, partially offset by lower selling, general and administrative expenses.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest) of $63.9 million for the three months ended December 31, 2013, represents a decrease of $10.8 million compared to the prior year due to the lower gross profit in the current period. EBITDA for the three months ended December 31, 2013, includes (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, (ii) $9.3 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand, and (ii) $0.4 million of restructuring expenses and $1.0 million of related transition costs and expenses. EBITDA for the three months ended December 31, 2012 was $74.7 million and includes (i) $1.9 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions and other transition costs, and (ii) $3.9 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand repositioning.

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

          The following is a reconciliation of net income attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2013	December 31, 2012

Net income attributable to Elizabeth Arden shareholders	$34,953	$44,809
Plus:
Provision for income taxes	10,384	12,608
Interest expense, net	5,734	6,424
Depreciation in cost of sales	1,987	1,487
Depreciation and amortization	11,137	9,372
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(297)	--

EBITDA	$63,898	$74,700

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012.

          Net Sales.    Net sales decreased by 6.2%, or $50.7 million, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. Excluding the unfavorable impact of foreign currency, net sales decreased by 5.6%, or $45.1 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales decreased by 8.9%, or $48.3 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 8.6%, or $46.6 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $77.3 million due to lower net sales for a number of brands including Taylor Swift, Ed Hardy, Juicy Couture, Curve, Justin Bieber, Elizabeth Taylor and Britney Spears. Net sales of Elizabeth Arden branded products decreased by $1.4 million, reflecting lower sales for fragrances partially offset by higher sales of skin care products. Net sales of distributed brands were $30.4 million higher than the prior year period, primarily due to sales of the One Direction Our Moment fragrance in the prestige channel. Our North America net sales results for the six months ended December 31, 2013 were impacted by weaker than anticipated replenishment orders and holiday retail sales at a number of our non-prestige retail accounts as well as a higher volume of fragrance launch activity in the prior year.

International

          Net sales decreased by 0.9%, or $2.4 million. Excluding the unfavorable impact of foreign currency, net sales increased by 0.5%, or $1.4 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $9.5 million primarily due to lower net sales for primarily Juicy Couture, Britney Spears, Giorgio, Ed Hardy and Taylor Swift fragrances. Partially offsetting these decreases were higher sales of Nicki Minaj fragrances and Justin Bieber fragrances due to the launch of Justin Bieber The Key. Net sales of Elizabeth Arden branded products increased by $7.7 million, due to higher sales of fragrance and skin care products. Our International results were impacted by lower net sales of $7.4 million in Europe and $4.1 in our travel retail and distributor markets, partially offset by higher net sales of $9.1 million in the Asia Pacific region driven by the Greater China market.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales increased by 2.4% or $6.2 million, due to higher sales of skin care products. Excluding the unfavorable impact of foreign currency, net sales increased by 3.1% or $8.1 million. Net sales of both color cosmetic products and fragrances were relatively flat.

Celebrity, Lifestyle, Designer and Other Fragrances

          Net sales decreased by 10.2% or $57.0 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 9.6% or $53.2 million. The decrease includes lower net sales for a number of brands including Taylor Swift, Juicy Couture, Ed Hardy, Curve, Elizabeth Taylor, Britney Spears and Justin Bieber, which were slightly offset by higher net sales of Nicki Minaj fragrances due to the launch of Nicki Minaj Minajesty. Sales of distributed brands were $30.4 million higher than the prior year period primarily due to sales of the One Direction Our Moment fragrance in the prestige channel in North America.

          Gross Margin.   For the six months ended December 31, 2013 and 2012, gross margins were 44.5% and 47.2%, respectively. Gross margin in the current year period was negatively impacted by $12.9 million, or 170 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to restructuring activities. Gross margin in the prior year period was negatively impacted by $20.2 million, or 250 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. The current year gross margin was lower as a result of (i) higher returns and discounts and allowances in the current year, (ii) lower sales of higher margin fragrances due to a higher volume of launch activity in the prior year period, and (iii) a higher proportion of sales in the current year of distributed brands, which have lower gross margins.

          SG&A.   Selling, general and administrative expenses decreased by 11.7%, or $34.3 million, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. The decrease was due to lower marketing and sales expenses of $16.9 million and lower higher general and administrative expenses of $17.4 million. The decrease in marketing and sales expenses was primarily due to higher media and advertising spend in the prior year in support of fragrance launches, higher marketing expenses in the prior year related to the Elizabeth Arden repositioning and lower royalty expense in the current year period due to lower net sales of licensed products. The decrease in general and administrative expenses was principally due to (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, (ii) lower incentive compensation costs of approximately $4.7 million, partially offset by (iii) $2.2 million of restructuring expenses and $1.1 million of related transition expenses recorded in the current year. The six months ended December 31, 2013, also included $1.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning. The six months ended December 31, 2012 included $0.3 million of transition costs for the 2012 acquisitions and $0.4 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the six months ended December 31, 2013 and 2012, total share-based compensation costs charged against income for all stock plans was $3.2 million and $2.8 million, respectively.

Segment Profit.

North America

           Segment profit decreased 30.4%, or $27.5 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses.

International

           Segment profit decreased 62.3%, or $11.4 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense increased by 18.0%, or $3.3 million, for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, primarily due to higher depreciation expense for computer hardware and software and in-store counters and displays primarily related to the Elizabeth Arden brand repositioning.

          Interest Expense, Net.    Interest expense, net of interest income, was $0.9 million lower for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. The decrease was primarily due to lower average borrowings under our second lien credit facility and the reversal of interest accreted on the potential earnouts payable to Give Back Brands LLC.

          Provision for Income Taxes.    The pre-tax income from our domestic and international operations consisted of the following for the six months ended December 31, 2013 and 2012:

(Amounts in thousands)	Six Months Ended

	December 31, 2013	December 31, 2012

Domestic pre-tax income	$15,986	$24,114
Foreign pre-tax income	31,056	35,968

Total income before income taxes	$47,042	$60,082

Effective tax rate	23.0%	21.8%

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

          A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate. We currently expect our reported effective tax rate for the year ending June 30, 2014 to be approximately 29%.

          Net Income Attributable to Elizabeth Arden Shareholders.    Net income attributable to Elizabeth Arden shareholders for the six months ended December 31, 2013, was $36.7 million, compared to $47.0 million for the six months ended December 31, 2012. The decrease in net income attributable to Elizabeth Arden shareholders was primarily due to lower net sales and gross profit, higher depreciation and amortization expense and a higher effective tax rate in the current year period, partially offset by lower selling, general and administrative expenses.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest) of $84.5 million for the six months ended December 31, 2013, represents a decrease of $9.7 million compared to the prior year due to the lower gross profit in the current period. EBITDA for the six months ended December 31, 2013, includes (i) a credit of $17.2 for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, (ii) $13.5 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand, and (iii) $2.2 million of restructuring expenses and $1.6 million of related transition costs and expenses. EBITDA for the six months ended December 31, 2012, was $94.2 million and includes $13.2 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions of and other transition costs, (ii) $0.3 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, and (iii) $7.4 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand repositioning.

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

          The following is a reconciliation of net income attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2013	December 31, 2012

Net income attributable to Elizabeth Arden shareholders	$36,650	$46,993
Plus:
Provision for income taxes	10,798	13,089
Interest expense, net	11,766	12,622
Depreciation in cost of sales	3,817	3,018
Depreciation and amortization	21,836	18,501
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(406)	--

EBITDA	$84,461	$94,223

          The following is a reconciliation of net cash flow used in operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2013	December 31, 2012

Net cash provided by (used in) operating activities	$15,233	$(10,888)
Changes in assets and liabilities, net of acquisitions	56,832	92,306
Interest expense, net	11,766	12,622
Amortization of senior note offering and credit facility costs	(685)	(682)
Provision for income taxes	10,798	13,089
Deferred income taxes	(6,258)	(9,376)
Amortization of share-based awards	(3,225)	(2,848)

EBITDA	$84,461	$94,223

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the six months ended December 31, 2013 and 2012:

(Amounts in thousands)	Six Months Ended

	December 31, 2013	December 31, 2012

Net cash provided by (used in) operating activities	$15,233	$(10,888)
Net cash used in investing activities	(28,248)	(27,072)
Net cash (used in) provided by financing activities	(4,712)	24,816
Net decrease in cash and cash equivalents	(17,780)	(13,077)

Operating Activities

          Cash provided by (used in) our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash provided by (used in) operating activities for the six months ended December 31, 2013 and 2012:

(Amounts in thousands)	Six Months Ended

	December 31, 2013	December 31, 2012

Net income	$36,244	$46,993
Net adjustments to reconcile net income to net cash (used in) provided by operating activities	35,821	34,425
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(56,832)	(92,306)

Net cash provided by (used in) operating activities	$15,233	$(10,888)

          For the six months ended December 31, 2013, net cash provided by operating activities was $15.2 million, as compared to net cash used in operating activities of $10.9 million for the six months ended December 31, 2012. Net income decreased by $10.7 million, and net adjustments to reconcile net income to cash used in operating activities increased by $1.4 million as compared to the prior year. Working capital changes utilized cash of $57.3 million in the current year period as compared to $92.3 million in the prior year. Cash utilized by working capital changes in the current period decreased primarily due to lower accounts receivable balances as a result of lower sales in the current year and higher accounts payable, primarily due to timing of payments to vendors.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the six months ended December 31, 2013 and 2012:

(Amounts in thousands)	Six Months Ended

	December 31, 2013	December 31, 2012

Additions to property and equipment	$(25,822)	$(19,004)
Acquisition of businesses, intangibles and other assets	(3,000)	(8,068)
Cash received from consolidation of variable interest entity	574	--

Net cash used in investing activities	$(28,248)	$(27,072)

          For the six months ended December 31, 2013, net cash used in investing activities of $28.2 million was composed of (i) $25.8 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that is developing a beauty device, and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. For the six months ended December 31, 2012, net cash used in investing activities of $27.1 million was composed of (i) $19.0 million of capital expenditures, (ii) $7.6 million associated with a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas, and (iii) $0.5 million for the acquisition of a cosmetic formula. The increase in capital expenditures for the six months ended December 31, 2013 is primarily due to (i) expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) leasehold improvements associated with the opening of the Elizabeth Arden Red Door Spa at our New York office location and (iii) computer hardware and software related to the last phase our Oracle global enterprise system.

Financing Activities

          The following chart illustrates our net cash (used in) provided by financing activities for the six months ended December 31, 2013 and 2012:

(Amounts in thousands)	Six Months Ended

	December 31, 2013	December 31, 2012

Proceeds from short-term debt	$7,750	$14,300
Proceeds from the exercise of stock options	1,758	4,514
Repurchase of common stock	(5,393)	--
Payments to noncontrolling interests	(4,979)	--
Payments of contingent consideration related to acquisition	(4,914)	--
All other financing activities	1,066	6,002

Net cash (used in) provided by financing activities	$(4,712)	$24,816

          For the six months ended December 31, 2013, net cash used in financing activities was $4.7 million, as compared to cash provided by financing activities of $24.8 million for the six months ended December 31, 2012. During the six months ended December 31, 2013, borrowings under our credit facility increased by $10.0 million from a balance of $88.0 million at June 30, 2013, and $2.2 million of short term debt was repaid by US Cosmeceutechs, LLC following our investment. During the six months ended December 31, 2012, borrowings under our credit facility increased by $14.3 million from a balance of $89.2 million at June 30, 2012. Additionally, during the six months ended December 31, 2012, we borrowed $30 million under our second lien term loan and all of such proceeds were used to reduce outstanding borrowings under our credit facility. (See "Future Liquidity and Capital Needs" below for further information on our credit facility and second lien facility). In addition, during the current year period, (i) repurchases of common stock totaled $5.4 million, (ii) payments of contingent consideration related to the acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $4.9 million, and (iii) payments related to the noncontrolling interests in US Cosmeceutechs, LLC totaled $5.0 million. Proceeds from the exercise of stock options were $1.8 million in the current year period as compared to $4.5 million in the prior year period.

          Interest paid during the six months ended December 31, 2013, included $9.2 million of interest payments on the 7 3/8% senior notes due 2021, $2.2 million of interest paid on the borrowings under our credit facility and $0.1 million of interest paid on our second lien term loan. Interest paid during the six months ended December 31, 2012, included $9.2 million of interest payments on the 7 3/8% senior notes due 2021, $2.1 million of interest paid on the borrowings under our credit facility and $0.6 million of interest paid on our second lien term loan.

          At December 31, 2013, we had approximately $43.9 million of cash, of which $34.5 million was held outside of the United States, primarily in South Africa, the United Kingdom, Canada, Australia and Switzerland. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended December 31, 2013 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2013. We were in compliance with all applicable covenants under the credit facility for the quarter ended December 31, 2013.

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

          At December 31, 2013, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. The commitment fee on the unused portion of the credit facility at December 31, 2013 was 0.50%. For the six months ended December 31, 2013 and 2012, the weighted average annual interest rate on borrowings under the credit facility was 2.1% and 2.0%, respectively.

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

          At December 31, 2013, we had $98 million in borrowings and $3.2 million in letters of credit outstanding under the credit facility and no borrowings under our second lien facility. At December 31, 2013, based on eligible accounts receivable and inventory available as collateral, an additional $153.7 million in the aggregate could be borrowed under our credit facility and our second lien facility. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          On January 27, 2014, we announced that we intend to seek amendments to our credit facility to extend the maturity of the credit facility through the date which is five years from the closing date of such amendment, amend certain covenants to facilitate the incurrence of additional permitted indebtedness, decrease the interest rate on outstanding borrowings and decrease the unused commitment fees. We also intend to seek an amendment to our second lien facility to increase the available borrowings thereunder from $30 million to $40 million and extend its maturity through the date which is three years from the closing date of such amendment. The proposed amendments would require the consent of the requisite lenders thereunder. There is no assurance that we will receive such consents, or as to the timing thereof, or that the proposed amendments will not be modified in connection with seeking such consents.

          At December 31, 2013, we had outstanding $250 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

          On January 30, 2014, we consummated the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of an additional $100 million aggregate principal amount of 7 3/8% senior notes issued under a supplement to the indenture. The original 7 3/8% senior notes issued on January 21, 2011 and the additional 7 3/8% senior notes issued on January 30, 2014 will be treated as a single series under the indenture. The additional 7 3/8% senior notes will have the same terms as the original 7 3/8% senior notes and will be subject to a registration rights agreement requiring us to file one or more registration statements as part of offers to exchange the additional 7 3/8% senior notes for registered notes having identical terms in all material respects. In connection with the offering of the additional 7 3/8% senior notes, the credit facility and the second lien facility were each amended to permit the issuance of additional 7 3/8% senior notes under the indenture.

          The additional 7 3/8% senior notes were sold at 106.75% of their principal amount, and the premium received will be amortized over the remaining life of the 7 3/8% senior notes. The net proceeds were used to repay a portion of our outstanding indebtedness under the credit facility. In addition, as part of the issuance of the additional 7 3/8% senior notes, we expect to incur and capitalize approximately $2 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the remaining life of the 7 3/8% senior notes.

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

          As of December 31, 2013, we had repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. For the six months ended December 31, 2013, we repurchased 155,214 shares of common stock on the open market under the stock repurchase program at an average price of $34.75 per share and at a cost of $5.4 million, including sales commissions. The acquisition of these shares by us was accounted for under the treasury method.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013:

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

*	our reliance on license agreements with third parties for the rights to sell most of our prestige fragrance brands;
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

*	our reliance on third parties for certain outsourced business services, including information technology operations, logistics management and employee benefit plan administration;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of December 31, 2013, we had $98 million in borrowings and $3.2 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the six months ended December 31, 2013, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the six months ended December 31, 2013 would have increased or decreased by approximately $1.8 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          As of December 31, 2013, we had notional amounts of 26.5 million British pounds and 22.8 million Euros under open foreign currency contracts that expire between January 31, 2014 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2013, we had notional amounts under foreign currency contracts of (i) 2.9 million Canadian dollars and 11.8 million Australian dollars used to hedge forecasted cost of sales, and (ii) 6.0 million Swiss francs to hedge forecasted operating costs that expire between January 31, 2014 and May 31, 2015. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2013 from settled contracts was approximately $0.3 million and $0.2 million, respectively. At December 31, 2013, the unrealized loss, net of taxes, associated with these open contracts of approximately $1.3 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 13 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of December 31, 2013, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three and six months ended December 31, 2013, from the settlement of these contracts was $0.1 million and $0.7 million, respectively.

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

[Remainder of page intentionally left blank.]

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          This table provides information with respect to our purchases of shares of our common stock, $.01 par value per share, during the three months ended December 31, 2013.

Issuer Purchases of Equity Securities

	(a)	(b)		(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2013 through October 31, 2013	--	$	N/A	--	$35,042,844

November 1, 2013 through November 30, 2013	--	$	N/A	--	$35,042,844

December 1, 2013 through December 31, 2013	9,706		$34.91	9,706	$34,704,038

Totals	9,706		$34.91	9,706	$34,704,038

(1)   We have an existing stock repurchase program pursuant to which our board of directors has authorized the repurchase of $120 million of Common Stock and that is currently scheduled to expire on November 30, 2014. The stock repurchase program was first announced on November 3, 2005, the increase of the program to $120 million was announced on November 4, 2010, and the extension of the program to November 30, 2014 was announced on August 8, 2012. All shares purchased during the quarter ended December 31, 2013 as part of a publically announced plan were purchased on the open market.

(2) Amounts reflect the remaining dollar value of shares that may be purchased under the stock repurchase program described above.

ITEM 5.    OTHER INFORMATION

          On February 3, 2014, our board of directors amended our existing Severance Policy, which was originally adopted in 2002, to bring the Severance Policy more in line with current general market and peer practices.  The amendments consisted of modifications to the calculation of benefits payable upon a termination following a change of control, providing that outstanding long-term cash and performance-based cash awards will be treated similarly to outstanding equity awards upon the occurrence of a change of control, and adopting a "modified cut-back" provision that could potentially reduce severance payments made upon termination following a change of control if such severance payments would result in an excise tax under certain circumstances pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended.  The above description of the amended Severance Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Policy, as amended, which is filed as Exhibit 10.24 of this Form 10-Q and is incorporated by reference herein.

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

4.2

First Supplemental Indenture, dated as of January 30, 2014, to the Indenture dated January 21, 2011, respecting Elizabeth Arden, Inc.'s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated January 30, 2014) (Commission File No. 1-6370)).

4.3

Registration Rights Agreement, dated as of January 30, 2014, to the Indenture dated January 21, 2011, respecting the Company's 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and by and among JPMorgan Securities LLC, as representative of the initial purchasers (incorporated herein by reference to Exhibit 4.2 filed as part of the Company's Form 8-K dated January 30, 2014) (Commission File No. 1-6370)).

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

10.3

Letter Agreement dated September 18, 2013, amending that certain Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 10.3 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2013 (Commission File No. 1-6370)).

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

10.5*

Second Amendment to Third Amended and Restated Credit Agreement dated as of January 16, 2014 among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto.

10.6

Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company's Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.7

First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.8*	Second Amendment to Credit Agreement (Second Lien) dated as of January 16, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A.

Exhibit Number	Description

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

10.11+

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

10.13+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.14+	1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.4 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.15+

2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10.16+

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

10.19 +

Form of Nonqualified Stock +Option Agreement for stock option awards under the Company's 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 filed as a part of the Company's Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

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

10.24 +*	Elizabeth Arden, Inc. Severance Policy, as amended and restated on February 3, 2014.

10.25 +

Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

Exhibit Number	Description

10.26+

Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.27 +

Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.28 +

Form of Restricted Stock Agreement for service-based stock awards under the Company's 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-6370)).

10.29 +

Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

10.30 +

Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-6370)).

10.31 +

Letter Agreement between Elizabeth Arden, Inc. and Kathleen Widmer, dated March 19, 2013, regarding 2013 retention payment (incorporated herein by reference to Exhibit 10.28 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.32 +

Termination Agreement between Elizabeth Arden International S.a.r.l and Dirk Trappmann dated August 14, 2013 (incorporated herein by reference to Exhibit 10.30 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2013 (Commission File No. 1-6370)).

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Principal Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Principal Financial Officer.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of December 31, 2013 and June 30, 2013, (ii) unaudited condensed consolidated statements of income for the three months and six months ended December 31, 2013 and 2012, respectively, (iii) unaudited condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2013 and 2012, respectively, (iv) unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2013 and 2012, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: February 6, 2014	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2014	/s/ David B. Rattner

David B. Rattner
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.5

Second Amendment to Third Amended and Restated Credit Agreement dated as of January 16, 2014 among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto.

10.8	Second Amendment to Credit Agreement (Second Lien) dated as of January 16, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A.

10.24	Elizabeth Arden, Inc. Severance Policy, as amended and restated on February 3, 2014.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document