Form 10-Q
period 2014-03-31
ELIZABETH ARDEN INC
filed 2014-05-12
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2014

Common Stock, $.01 par value per share	29,707,157

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	March 31, 2014	June 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$54,096	$61,674
Accounts receivable, net	207,990	211,763
Inventories	362,802	310,934
Deferred income taxes	34,151	35,850
Prepaid expenses and other assets	39,895	37,458

Total current assets	698,934	657,679

Property and equipment, net	112,445	106,588
Exclusive brand licenses, trademarks and intangibles, net	285,276	296,416
Goodwill	31,607	21,054
Debt financing costs, net	7,657	6,536
Deferred income taxes	5,631	1,442
Other	16,404	14,017

Total assets	$1,157,954	$1,103,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$65,113	$88,000
Accounts payable - trade	89,628	115,180
Other payables and accrued expenses	88,757	90,179

Total current liabilities	243,498	293,359

Long-term Liabilities
Long-term debt	356,623	250,000
Deferred income taxes and other liabilities	28,043	45,091

Total long-term liabilities	384,666	295,091

Total liabilities	628,164	588,450

Redeemable noncontrolling interest (See Note 5)	6,124	--

Commitments and contingencies (See Note 11)

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,543,465 and 34,338,422 shares issued, respectively	345	343
Additional paid-in capital	353,840	349,060
Retained earnings	268,272	258,065
Treasury stock (4,841,308 and 4,686,094 shares at cost, respectively)	(93,169)	(87,776)
Accumulated other comprehensive loss	(5,622)	(4,410)

Total shareholders' equity	523,666	515,282

Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,157,954	$1,103,732

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net sales	$210,841	$264,484	$972,587	$1,076,944
Cost of goods sold:
Cost of sales	119,205	136,643	538,115	562,220
Depreciation related to cost of goods sold	1,967	1,656	5,784	4,674

Total cost of goods sold	121,172	138,299	543,899	566,894

Gross profit	89,669	126,185	428,688	510,050

Operating expenses:
Selling, general and administrative	107,338	111,597	365,713	404,257
Depreciation and amortization	11,286	10,254	33,122	28,755

Total operating expenses	118,624	121,851	398,835	433,012

(Loss) income from operations	(28,955)	4,334	29,853	77,038

Interest expense, net	6,605	5,893	18,371	18,515

(Loss) income before income taxes	(35,560)	(1,559)	11,482	58,523
(Benefit from) provision for income taxes	(8,626)	(286)	2,172	12,803

Net (loss) income	(26,934)	(1,273)	9,310	45,720
Net loss attributable to noncontrolling interests (See Note 5)	(491)	--	(897)	--

Net (loss) income attributable to Elizabeth Arden shareholders	$(26,443)	$(1,273)	$10,207	$45,720

Net (loss) income per common share attributable to Elizabeth Arden shareholders:
Basic	$(0.89)	$(0.04)	$0.34	$1.54

Diluted	$(0.89)	$(0.04)	$0.34	$1.50

Weighted average number of common shares:
Basic	29,697	29,607	29,664	29,658

Diluted	29,697	29,607	30,173	30,498

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net (loss) income	$(26,934)	$(1,273)	$9,310	$45,720

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	959	(2,226)	1,066	(1,157)
Net unrealized cash flow hedging (loss) gain (2)	(371)	752	(2,278)	770

Total other comprehensive income (loss), net of tax	588	(1,474)	(1,212)	(387)

Comprehensive (loss) income	(26,346)	(2,747)	8,098	45,333
Net loss attributable to noncontrolling interests	(491)	--	(897)	--

Comprehensive (loss) income attributable to Elizabeth Arden shareholders	(25,855)	(2,747)	8,995	45,333

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2)

Net of tax benefit of $187 for the three months ended March 31, 2014 and net of tax expense of $77 for the three months ended March 31, 2013. Net of tax benefit of $251 for the nine months ended March 31, 2014 and net of tax expense of $19 for the nine months ended March 31, 2013.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance as of July 1, 2013	34,338	$343	$349,060	$258,065	(4,686)	$(87,776)	$(4,410)	$515,282
Issuance of common stock upon exercise of options, net of tax withholdings of $1,428	149	2	538	--	--	--	--	540
Issuance of common stock for employee stock purchase plan	33	--	1,101					1,101
Issuance of restricted stock, net of forfeitures and tax withholdings	24	--	(1,197)	--	--	--	--	(1,197)
Amortization of share-based awards	--	--	4,551	--	--	--	--	4,551
Repurchase of common stock	--	--	--	--	(155)	(5,393)	--	(5,393)
Excess tax benefit from share-based awards	--	--	(213)	--	--	--	--	(213)
Net income attributable to Elizabeth Arden shareholders	--	--	--	10,207	--	--	--	10,207
Foreign currency translation adjustments	--	--	--	--	--	--	1,066	1,066
Net unrealized cash flow hedging loss	--	--	--	--	--	--	(2,278)	(2,278)

Balance as of March 31, 2014	34,544	$345	$353,840	$268,272	(4,841)	$(93,169)	$(5,622)	$523,666

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2014	March 31, 2013

Operating Activities:
Net income	$9,310	$45,720
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38,906	33,429
Amortization of senior note offering and credit facility costs	1,079	1,024
Amortization of senior note premium	(127)	--
Amortization of share-based awards	4,551	4,247
Deferred income taxes	(4,727)	6,371
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	5,497	(42,867)
Increase in inventories	(49,332)	(34,763)
(Increase) decrease in prepaid expenses and other assets	(2,870)	2,936
(Decrease) increase in accounts payable	(24,206)	8,200
Decrease in other payables, accrued expenses and other liabilities	(14,085)	(33,263)
Other	942	118

Net cash used in operating activities	(35,062)	(8,848)

Investing Activities:
Additions to property and equipment	(37,028)	(30,388)
Acquisition of businesses, intangibles and other assets	(3,000)	(8,068)
Cash received from consolidation of variable interest entity	574	--

Net cash used in investing activities	(39,454)	(38,456)

Financing Activities:
(Payments on) proceeds from short-term debt	(25,087)	27,050
Proceeds from long-term debt	106,750	--
Proceeds from the exercise of stock options	1,968	4,693
Repurchase of common stock	(5,393)	(12,515)
Proceeds from the issuance of common stock under the employee stock purchase plan	1,101	1,057
Payments of contingent consideration related to acquisition	(4,914)	(4,960)
Payments to noncontrolling interests	(4,979)	--
Financing fees paid	(2,200)	--
Excess tax benefit from share-based awards	--	5,085
Payments under capital lease obligations	(64)	--

Net cash provided by (used in) financing activities	67,182	20,410

Effect of exchange rate changes on cash and cash equivalents	(244)	(744)
Net decrease in cash and cash equivalents	(7,578)	(27,638)
Cash and cash equivalents at beginning of period	61,674	59,080

Cash and cash equivalents at end of period	$54,096	$31,442

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$1,384	$353

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

          During the three and nine months ended March 31, 2014, the Company recorded two out-of-period adjustments to correct errors for deferred taxes and taxes recoverable in one of our foreign affiliates related to prior interim periods commencing with the interim period ended March 31, 2013, and the annual period for the twelve months ended June 30, 2013. For the three months ended March 31, 2014, loss before income taxes increased by $1.7 million, benefit from income taxes increased by $1.1 million, and net loss attributable to Elizabeth Arden shareholders increased by $0.6 million. For the nine months ended March 31, 2014, income before income taxes decreased by $0.5 million, income tax expense decreased by $0.8 million, and net income attributable to Elizabeth Arden shareholders increased by $0.3 million. The Company evaluated these errors and concluded that such out of period adjustments were not material to the current or prior period consolidated financial statements.

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

          The components of accumulated other comprehensive loss were as follows:

(Amounts in thousands)	March 31, 2014	June 30, 2013

Cumulative foreign currency translation adjustments	$(3,941)	$(5,007)
Unrealized hedging (losses) gains, net of taxes (1)	(1,681)	597

Accumulated other comprehensive loss	$(5,622)	$(4,410)

(1) Net of tax benefit of $190 as of March 31, 2014 and tax expense of $61 as of June 30, 2013.

NOTE 3.    NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ELIZABETH ARDEN SHAREHOLDERS

          Net (loss) income per basic share attributable to Elizabeth Arden shareholders is computed by dividing the net (loss) income attributable to Elizabeth Arden shareholders by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net (loss) income per diluted share attributable to Elizabeth Arden shareholders is similar to net (loss) income per basic share attributable to Elizabeth Arden shareholders except that the denominator includes potentially dilutive common shares, such as stock options and non-vested restricted stock or restricted stock units. For both the

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

three months ended March 31, 2014 and 2013, diluted loss per share equals basic loss per share as the assumed exercise of stock options, non-vested restricted stock and restricted stock units, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

          The following table represents the computation of net (loss) income per share attributable to Elizabeth Arden shareholders:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Basic
Net (loss) income attributable to Elizabeth Arden shareholders	$(26,443)	$(1,273)	$10,207	$45,720

Weighted average shares outstanding	29,697	29,607	29,664	29,658

Net (loss) income per basic share attributable to Elizabeth Arden shareholders	$(0.89)	$(0.04)	$0.34	$1.54

Diluted
Net (loss) income attributable to Elizabeth Arden shareholders	$(26,443)	$(1,273)	$10,207	$45,720

Weighted average shares outstanding	29,697	29,607	29,664	29,658

Potential common shares - treasury method	--	--	509	840

Weighted average shares and potential dilutive common shares	29,697	29,607	30,173	30,498

Net (loss) income per diluted share attributable to Elizabeth Arden shareholders	$(0.89)	$(0.04)	$0.34	$1.50

          The following table shows the number of potential common shares for the three and nine months ended March 31, 2014 and 2013 that were not included in the net income per diluted share attributable to Elizabeth Arden shareholders calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Number of shares	665	830	104	90

NOTE 4.    RESTRUCTURING EXPENSES

          In August 2013, the Company announced it expected to incur approximately $5 million in restructuring expenses and related transition costs and expenses in fiscal 2014. The Company now estimates it will incur approximately $6 million in such expenses and costs for fiscal 2014. These restructuring expenses and related transition costs and expenses reflect amounts incurred with respect to sales and other positions across various business units that are being eliminated to derive expense savings and additional operating efficiencies. During the three and nine months ended March 31, 2014, the Company incurred restructuring expenses of $0.5 million and $2.7 million, respectively.

          Aggregate amounts paid during the three and nine months ended March 31, 2014, for restructuring expenses were $1.2 million and $2.6 million, respectively. All of the restructuring expenses are included in selling, general and administrative expenses in the Company's consolidated statements of income and, as described in Note 16, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses. At March 31, 2014, the Company had a restructuring liability of $0.1 million that is expected to be paid over the remainder of fiscal 2014.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INVESTMENTS AND NONCONTROLLING INTERESTS

          On July 2, 2013, the Company, through a subsidiary (the "EA USC Subsidiary"), invested $6.0 million in US Cosmeceutechs, LLC ("USC"), a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, is convertible into 50% of the fully diluted equity interest of USC at any time at the option of the EA USC Subsidiary, and also converts automatically upon the satisfaction of certain conditions. As of March 31, 2014, the note had not been converted.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following provides an analysis of the change in the redeemable noncontrolling interest liability for the nine months ended March 31, 2014:

(Amounts in thousands)	Amount

Beginning as of June 30, 2013	$--
Amount recorded on closing date	12,000
Payment to Member for 30% equity interest	(3,600)
Payments to noncontrolling interests	(1,379)
Net loss attributable to noncontrolling interests	(897)

Balance at March 31, 2014	$(6,124)

          On July 12, 2013, the Company invested $3 million for a 20% equity interest in a company that is developing a beauty device (the "Device Company"). Under the terms of the equity interest purchase agreement, the Company has an obligation to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, the Company entered into a license with the Device Company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, the Company also has an option to purchase the remaining 60% equity interest in the Device Company at a specified price under certain circumstances based on the sales performance of the device. The investment has been accounted for using the equity method and at March 31, 2014, is included in other assets on the consolidated balance sheet.

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2014	June 30, 2013

Raw materials	$55,183	$66,295
Work in progress	17,221	26,902
Finished goods	290,398	217,737

Total	$362,802	$310,934

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	March 31, 2014	June 30, 2013	June 30, 2013 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	179,674	179,506	13
Exclusive brand trademarks	101,797	100,902	17
Other intangibles (1)	18,580	16,000	20

Exclusive brand licenses, trademarks and intangibles, gross	422,466	418,823

Accumulated amortization:
Exclusive brand licenses and related trademarks	(79,558)	(68,508)
Exclusive brand trademarks	(51,295)	(48,398)
Other intangibles	(6,337)	(5,501)

Exclusive brand licenses, trademarks and intangibles, net	$285,276	$296,416

(1) Primarily consists of customer relationships, customer lists, non-compete agreements and product formulas.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          At March 31, 2014, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at March 31, 2014, increased by $10.5 million from the June 30, 2013 balance as a result of the investment in USC. See Note 5. The Company did not record any impairments during the nine months ended March 31, 2014, as there were no events that triggered an impairment analysis.

          Amortization expense was $4.8 million for both the three months ended March 31, 2014 and 2013, and $14.6 million and $14.8 million for the nine months ended March 31, 2014 and 2013, respectively. At March 31, 2014, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2014	2015	2016	2017	2018

Amortization expense	$4.7	$18.7	$18.0	$16.6	$16.5

NOTE 8.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	March 31, 2014	June 30, 2013

Accrued advertising, promotion and royalties	$30,698	$26,668
Accrued employee-related benefits	12,661	12,605
Accrued value added taxes	5,632	6,395
Accrued interest	1,487	6,200
Freight	5,456	5,093
Other accruals	32,823	33,218

Total other payables and accrued expenses	$88,757	$90,179

NOTE 9.    SHORT-TERM DEBT

          The Company has a $300 million revolving bank credit facility ("the Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The Credit Facility was amended in June 2012 to allow for the contingent consideration that could have become payable with respect to the acquisition of certain assets of Give Back Brands, LLC and to allow for the second lien facility further described below. During the second quarter of fiscal 2014, the Company reversed the remaining balance of the contingent consideration for potential payments to Give Back Brands, LLC. See Note 11. The Credit Facility expires in January 2016.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company's average borrowing base capacity for the quarter ended March 31, 2014, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2014.

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

        At March 31, 2014, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. For the nine months ended March 31, 2014 and 2013, the weighted average annual interest rate on borrowings under the Credit Facility was 2.0% and 2.1%, respectively.

        The Company has a second lien credit agreement (the "Second Lien Facility") with JPMorgan Chase Bank, N.A. providing the Company the ability to borrow up to $30 million on a revolving basis. The Second Lien Facility was scheduled to mature on July 2, 2014, however on March 28, 2014, the Company entered into an amendment extending the maturity date until January 21, 2016. The Second Lien Facility is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories, and the interest on borrowings charged under the Second Lien Facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the Second Lien Facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the Second Lien Facility. To the extent the Company borrows amounts under the Second Lien Facility, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

          At March 31, 2014, the Company had $62.7 million in outstanding borrowings and approximately $3.3 million in letters of credit outstanding under the Credit Facility, compared with $88.0 million in borrowings and $2.6 million in letters of credit outstanding at June 30, 2013. At both March 31, 2014 and June 30, 2013, the Company had no outstanding borrowings under the Second Lien Facility. At March 31, 2014, based on eligible accounts receivable and inventory available as collateral, an additional $125.2 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility. In addition, at March 31, 2014, the Company also had $2.4 million in outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc ("HSBC"). In periods when there are outstanding borrowings, the Company classifies the Credit Facility, Second Lien Facility and the agreement with HSBC as short-term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 10.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2014	June 30, 2013

7 3/8% Senior Notes due March 2021	$350,000	$250,000
Unamortized premium on long-term debt	6,623	--

Total long-term debt	$356,623	$250,000

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Credit Facility and the Second Lien Facility to the extent of the collateral securing the Credit Facility and the Second Lien Facility. The indenture applicable to the 7 3/8% Senior Notes (the "Indenture") generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its Common Stock or redeem subordinated indebtedness. The Indenture generally limits the Company's ability to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the Indenture). The 7 3/8% Senior Notes are not currently guaranteed by any of the Company's subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

          On January 30, 2014, the Company consummated the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), of an additional $100 million aggregate principal amount of 7 3/8% Senior Notes (the "Additional 7 3/8% Senior Notes") issued under a supplement to the Indenture. The original 7 3/8% Senior Notes issued on January 21, 2011 and the Additional 7 3/8% Senior Notes issued on January 30, 2014 are treated as a single series under the Indenture. The Additional 7 3/8% Senior Notes have the same terms as the original 7 3/8% Senior Notes. In connection with the offering of the Additional 7 3/8% Senior Notes, the Credit Facility and the Second Lien Facility were each amended to permit the issuance of additional 7 3/8% Senior Notes under the Indenture.

          The Additional 7 3/8% Senior Notes were sold at 106.75% of their principal amount, and the premium received will be amortized over the remaining life of the 7 3/8% Senior Notes. In addition, as part of the issuance of the Additional 7 3/8% Senior Notes, the Company incurred and capitalized approximately $2.2 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the remaining life of the 7 3/8% Senior Notes. In March 2014, the Additional 7 3/8% Senior Notes were exchanged for an equivalent principal amount of such notes containing identical terms to the Additional 7 3/8% Senior Notes but that have been registered under the Securities Act.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

          In connection with the acquisition of global licenses and certain assets from Give Back Brands, LLC in June 2012, the Company agreed to pay Give Back Brands, LLC up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over a three-year period from July 1, 2012 through June 30, 2015. As part of the accounting for the acquisition, the Company established a liability for the potential payment of $28 million based upon the probability of achieving the specified sales targets. Based on results for fiscal 2013, conditions for the payment of the first and second $5 million installments were satisfied, and such installments were paid during the third quarter of fiscal 2013 and first quarter of fiscal 2014, respectively. During the second quarter of fiscal 2014, the Company evaluated the probability of achieving the specified sales targets for fiscal 2014 and 2015 based upon updated forecasts, incorporating information from the 2013 holiday season. The Company no longer believes that it is probable that performance targets for fiscal years 2014 and 2015 will be met, and as a result the Company completely reversed the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC. The reversal of the liability resulted in a credit being recorded to selling, general and administrative expenses of $17.2 million in the second quarter of fiscal 2014.

          During fiscal 2013, the Company invested $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at March 31, 2014, is included in other assets on the consolidated balance sheet. The Company invested an additional $2.1 million in April 2014. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of March 31, 2014, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company's liquidity.

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

          The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax returns remains open for the year ended June 30, 2010 and subsequent fiscal years. The Internal Revenue Service ("IRS") began an examination of the Company's U.S. federal tax returns for fiscal 2008 and fiscal 2009 during fiscal year 2011 and, in May 2013 issued an IRS Letter 950 ("30-day Letter") for fiscal 2008 and fiscal 2009 relating to transfer pricing matters. In the 30-day Letter, the IRS proposed adjustments that would have increased the Company's U.S. taxable income for fiscal 2008 and fiscal 2009 by approximately $29.1 million. The Company disagreed with the proposed adjustments and pursued the appeals process to vigorously contest the proposed adjustments. During the third quarter of fiscal 2014, the Company reached an agreement with the IRS whereby taxable income for fiscal 2008 and fiscal 2009 was increased by approximately $4.1 million, which resulted in an income tax expense of approximately $1.5 million for the three and nine months ended March 31, 2014. The settlement did not impact the Company's cash flows as the adjustment was offset by the utilization of operating loss carryforwards for U.S. federal and state purposes.

          During the second quarter of fiscal 2014, the IRS began an examination of the Company's U.S. federal tax returns for fiscal 2010, fiscal 2011 and fiscal 2012. The year ended June 30, 2004, and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2008, and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

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

          At March 31, 2014, the Company's long-term debt consisted of $350 million aggregate principal amount of its 7 3/8% Senior Notes due 2021, as compared to $250 million aggregate principal of its 7 3/8% Senior Notes due 2021 at June 30, 2013. See Note 10. At March 31, 2014 and June 30, 2013, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	March 31, 2014	June 30, 2013

7 3/8% Senior Notes due March 2021 (Level 2)	$376,460	$271,250

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013:

(Amounts in thousands)	March 31, 2014		June 30, 2013

	Asset	Liability	Asset	Liability

Level 2	$299	$2,169	$658	$--

Total	$299	$2,169	$658	$--

          See Note 13 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of March 31, 2014, the Company did not have any non-financial assets and liabilities measured at fair value.

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2014 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of March 31, 2014, the Company had notional amounts of 23.4 million British pounds and 24.6 million Euros under foreign currency contracts used to hedge forecasted revenues that expire between April 30, 2014 and May 31, 2015.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries, generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2014 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of March 31, 2014, the Company had notional amounts under foreign currency contracts of (i) 1.0 million Canadian dollars and 11.0 million Australian dollars used to hedge forecasted cost of sales, and (ii) 2.4 million Swiss francs to hedge forecasted operating costs that expire between April 30, 2014 and May 31, 2015.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the month in which they are entered into. Changes to fair value of these forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and nine months ended March 31, 2014, the Company recorded losses of $0.6 million and $1.3 million, respectively in selling, general and administrative expenses related to these contracts. For the three months ended March 31, 2013, the Company recorded gains of $0.7 million in selling, general and administrative expenses related to these contracts, while amounts for the nine months ended March 31, 2013 were not material. As of March 31, 2014, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and nine months ended March 31, 2014 or in fiscal 2013 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	March 31, 2014	June 30, 2013

Other assets	$299	$658

Other payables	$2,169	$--

(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Currency Contracts - Net Sales (1)	$(352)	$28	$(714)	$(145)
Currency Contracts - Cost of Sales (2)	96	(25)	64	(270)
Currency Contracts - Selling, General and Administrative Expenses (3)	186	45	368	15

Total (4)	$(70)	$48	$(282)	$(400)

(1)				Recorded in net sales on the consolidated statements of operations.
(2)				Recorded in cost of sales on the consolidated statements of operations.
(3)				Recorded in selling, general and administrative expenses on the consolidated statements of operations.
(4)

Net of tax expense of $29 for the three months ended March 31, 2014 and net of tax benefit of $5 for the three months ended March 31, 2013. Net of tax benefit of $14 and $132 for the nine months ended March 31, 2014 and 2013, respectively.

Net (Loss) Gain Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Currency Contracts - Net Sales	$455	$1,323	$(1,654)	$897
Currency Contracts - Cost of Sales	(359)	28	(70)	53
Currency Contracts - Selling, general and administrative expenses	(397)	(647)	(272)	220

Total (1)	$(301)	$704	$(1,996)	$1,170

(1)

Net of tax benefit of $216 for the three months ended March 31, 2014 and net of tax expense of $82 for the three months ended March 31, 2013. Net of tax benefit of $237 for the nine months ended March 31, 2014, and net of tax expense of $151 for the nine months ended March 31, 2013.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    REPURCHASES OF COMMON STOCK

          The Company has an existing stock repurchase program pursuant to which the Company's board of directors has authorized the repurchase of $120 million of Common Stock, and that is currently scheduled to expire on November 30, 2014.

          As of March 31, 2014, the Company had repurchased 4,517,309 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. For the nine months ended March 31, 2014, the Company repurchased 155,214 shares of Common Stock on the open market under the stock repurchase program at an average price of $34.75 per share and at a cost of $5.4 million, including sales commissions. There were no repurchases of Common Stock during the three months ended March 31, 2014. The acquisition of these shares by the Company was accounted for under the treasury method.

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

          In September 2013, the IRS released final tangible property regulations ("repair regulations") under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The repair regulations provide guidance on the timing of deduction for tangible property and repairs. The final regulations replace temporary regulations that were issued in March 2011 and are effective for the Company for its tax year beginning July 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. The Company is currently evaluating the impact of the final repair regulations on its consolidated financial statements.

In April 2014, the FASB issued an update to Topic 205, Presentation of Financial Statements and Topic 360, Property, Plant, and Equipment. The update changes the criteria for reporting discontinued operations, as only disposals representing a strategic shift in operations would be presented as discontinued operations. Those strategic shifts should have a major effect on a company' operations and financial results. The update also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance for reporting discontinued operations along with expanded disclosures is effective for the Company beginning July 1, 2015.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          At March 31, 2014, the Company's operations were organized into the following two operating segments, which also comprise its reportable segments:

—    North America - The North America segment sells the Company's portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company's direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company's global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third party licensee, in which the Company has a minority investment.

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

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by operating segment for the three and nine months ended March 31, 2014 and 2013:

[Remainder of Page Intentionally Left Blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Three Months Ended			Nine Months Ended

	March 31, 2014		March 31, 2013	March 31, 2014		March 31, 2013

Segment Net Sales:
North America	$121,877		$158,746	$616,183		$701,380
International	88,964		105,738	356,404		375,564

Total	$210,841		$264,484	$972,587		$1,076,944

Segment Profit (Loss):
North America	$3,394		$20,998	$66,241		$111,348
International	(17,437)		(4,200)	(10,557)		14,070

Total	$(14,043)		$16,798	$55,684		$125,418

Reconciliation:
Segment (Loss) Profit	$(14,043)		$16,798	$55,684		$125,418
Less:
Depreciation and Amortization	13,253		11,910	38,906		33,429
Interest Expense, net	6,605		5,893	18,371		18,515
Consolidation and Elimination Adjustments	125		(142)	(1,238)		726
Unallocated Corporate Expenses	1,534	(1)	696 (2)	(11,837)	(1)	14,225	(2)

(Loss) Income Before Income Taxes	$(35,560)		$(1,559)	$11,482		$58,523

(1)

Amounts for the three months ended March 31, 2014, include $0.5 million of restructuring expenses and $1.0 million of related transition costs incurred with respect to sales and other positions across various business units that have been eliminated to derive expense savings and additional operating efficiencies. Amounts for the nine months ended March 31, 2014, include a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on the Company's determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, and $2.7 million of restructuring expenses and $2.6 million of related transition costs incurred with respect to sales and other positions across various business units that have been eliminated to derive expense savings and additional operating efficiencies.

(2)

Amounts for the three months ended March 31, 2013, include $0.7 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. Amounts for the nine months ended March 31, 2013, include $14.2 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs and expenses.

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

Overview

          We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand

The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Elizabeth Arden Rx, Elizabeth Arden branded lipstick, foundation and other color cosmetics products, and the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

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

          We are currently engaging in a fundamental reexamination of how we commercially execute our business, particularly internationally, with a renewed focus on priority markets and brands and identifying low-return businesses that we should consider exiting. In conjunction with these efforts, we are evaluating a shift in the focus of our international business to rely more heavily on distributors and regional joint ventures intended to allow us to leverage established commercial infrastructures with strong retail market share and expertise. As part of this process, we are proactively implementing a broad restructuring and cost savings program focused on reducing our overhead structure and improving gross margins. We are currently targeting annual savings in the range of $40 million to $50 million upon full implementation of this program. This reexamination of our business may result in decisions that impact net sales, operating margins and earnings in future periods, and the specific facts and circumstances surrounding such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

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

          In fiscal 2013, we incurred pre-tax costs and expenses of $23.1 million in connection with the brand repositioning. During fiscal 2014, we expect to incur approximately $16 million in additional pre-tax costs and expenses in connection with the continued roll-out of the Elizabeth Arden brand repositioning and to exit unprofitable retail doors in certain markets, of which $15.3 million has been incurred through the nine months ended March 31, 2014. The specific facts and circumstances of the continued roll-out of the repositioning will impact the timing and amount of any such costs and expenses as well as capital expenditures.

          In fiscal 2014, we also expect to incur approximately $6 million in restructuring expenses and related transition costs, of which $2.7 million in restructuring costs and $2.6 million of related transition costs and expenses, have been incurred through the nine months ended March 31, 2014. These restructuring expenses and related transition costs and expenses include amounts incurred with respect to sales positions as well as other staff positions across various business units that are being eliminated to drive expense savings and additional operating efficiencies. We are also implementing the last phase of an Oracle global enterprise system, which includes an upgrade to certain of our information systems relating to our global supply chain and logistics functions. This is intended to further increase business efficiencies throughout our Company to improve our cash flow, operating margins and profitability.

          In fiscal 2012, we acquired (i) the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC, and (ii) the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including existing inventory of the Justin Bieber fragrances, from Give Back Brands, LLC. For ease of reference in this Form 10-Q, the acquisitions from New Wave Fragrances, LLC and Give Back Brands, LLC are referred to herein on a collective basis as the 2012 acquisitions.

          In fiscal 2013, we invested a total of $7.6 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at March 31, 2014, is included in other assets on our consolidated balance sheet. We invested an additional $2.1 million in April 2014.

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

Seasonality

          Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2013, approximately 60% of our net sales were made during the first half of our fiscal year. We also experience seasonality in our working capital, with peak inventory levels normally from July to October and peak receivable balances normally from September to March. Our short-term borrowings are also seasonal and are normally highest in the months of September, October and November. During the months of March, January and February of each year, cash is normally generated as customer payments on holiday season orders are received.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2014 or in fiscal 2013 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax (loss) gain from our settled foreign currency contracts on the specified line items in our consolidated statements of income for the three and nine months ended March 31, 2014 and 2013.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net Sales	$(387)	$30	$(787)	$(160)
Cost of Sales	142	(37)	86	(388)
Selling, general and administrative	(381)	778	(872)	36

Total pre-tax (loss) gain	$(626)	$771	$(1,573)	$(512)

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2014 and 2013. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):
	Three Months Ended				Nine Months Ended

	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013

Net sales	$210,841	100.0%	$264,484	100.0%	$972,587	100.0%	$1,076,944	100.0%
Cost of sales	119,205	56.6	136,643	51.7	538,115	55.3	562,220	52.2
Depreciation in cost of sales	1,967	0.9	1,656	0.6	5,784	0.6	4,674	0.4
Gross profit (1)(2)	89,669	42.5	126,185	47.7	428,688	44.1	510,050	47.4
Selling, general and administrative expenses	107,338	50.9	111,597	42.2	365,713	37.6	404,257	37.6
Depreciation and amortization	11,286	5.3	10,254	3.9	33,122	3.4	28,755	2.7
(Loss) income from operations (1)(2)	(28,955)	(13.7)	4,334	1.6	29,853	3.1	77,038	7.1
Interest expense, net	6,605	3.1	5,893	2.2	18,371	1.9	18,515	1.7
(Loss) income before income taxes	(35,560)	(16.8)	(1,559)	(0.6)	11,482	1.2	58,523	5.4
Provision for (benefit from) income taxes	(8,626)	(4.1)	(286)	--	2,172	0.3	12,803	1.2
Net (loss) income	(26,934)	(12.7)	(1,273)	(0.5)	9,310	0.9	45,720	4.2
Net loss attributable to noncontrolling interests (3)	(491)	(0.2)	--	--	(897)	(0.1)	--	--
Net (loss) income attributable to Elizabeth Arden shareholders	(26,443)	(12.5)	(1,273)	(0.5)	10,207	1.0	45,720	4.2

Other data
EBITDA and EBITDA margin (4)	$(15,702)	(7.4)%	$16,244	6.1%	$68,759	7.1%	$110,467	10.3%

(1)

For the three months ended March 31, 2014, gross profit and loss from operations includes $1.8 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand and $0.9 million of transition costs incurred related to the restructuring discussed in the following sentence. In addition, loss from operations includes $0.5 million of restructuring expenses and $0.1 million of related transition expenses primarily incurred with respect to sales positions and other staff positions across various business units that have been eliminated to derive expense savings and additional operating efficiencies. For the nine months ended March 31, 2014, gross profit and income from operations includes $14.2 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand and $1.4 million of transition costs incurred related to the restructuring discussed above. In addition, income from operations includes (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it is not probable that the performance targets for fiscal years 2014 and 2015 will be met, (ii) $2.7 million of restructuring expenses and $1.2 million of related transition expenses related to the restructuring discussed above, and (iii) $1.1 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(2)

For the three months ended March 31, 2013, gross profit and income from operations includes $0.6 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the 2012 acquisitions and other transition costs, and $2.8 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.1 million in transition costs associated with the 2012 acquisitions and $0.1 million of non-recurring product changeover expenses, related to the repositioning of the Elizabeth Arden brand. For the nine months ended March 31, 2013, gross profit and income from operations includes $13.8 million of inventory-related costs primarily for inventory purchased by us from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the 2012 acquisitions and other transition costs, and $9.7 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand. In addition, income from operations includes $0.4 million in transition costs associated with the 2012 acquisitions and $0.5 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(3)	See Note 5 to Notes to Unaudited Consolidated Financial Statements.

(4)

For a definition of EBITDA and a reconciliation of net income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 and under Nine Months Ended March 31, 2014 compared to Nine Months Ended March 31, 2013. EBITDA margin represents EBITDA divided by net sales.

          At March 31, 2014, our operations were organized into the following two operating segments, which also comprise our reportable segments:

—

North America - Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to department stores, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and our global e-commerce business. This segment also sells the Elizabeth Arden products through the Red Door beauty salons and spas, which are owned and operated by a third-party licensee in which we have a minority investment.

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

          The following table is a comparative summary of our net sales and segment profit by operating segment for the three and nine months ended March 31, 2014 and 2013 and reflects the basis of presentation described in Note 16 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014		March 31, 2013

Segment Net Sales:
North America	$121,877	$158,746	$616,183		$701,380
International	88,964	105,738	356,404		375,564

Total	$210,841	$264,484	$972,587		$1,076,944

Segment Profit (Loss):
North America	$3,394	$20,998	$66,241		$111,348
International	(17,437)	(4,200)	(10,557)		14,070
Less:
Depreciation and Amortization	13,253	11,910	38,906		33,429
Interest Expense, net	6,605	5,893	18,371		18,515
Consolidation and Elimination Adjustments	125	(142)	(1,238)		726
Unallocated Corporate Expenses (1)	1,534 (1)	696 (2)	(11,837	)(1)	14,225	(2)

(Loss) Income Before Income Taxes	$(35,560)	$(1,559)	$11,482		$58,523

(1)

Amounts for the three months ended March 31, 2014, include $0.5 million of restructuring expenses and $1.0 million of related transition costs incurred with respect to sales and other positions across various business units that have been eliminated to derive expense savings and additional operating efficiencies. Amounts for the nine months ended March 31, 2014, include a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, and $2.7 million of restructuring expenses and $2.6 million of related transition costs incurred with respect to sales and other positions across various business units that have been eliminated to derive expense savings and additional operating efficiencies.

(2)

Amounts for the three months ended March 31, 2013, include $0.7 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs. Amounts for the nine months ended March 31, 2013, include $14.2 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by the Company from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the 2012 acquisitions and other transition costs and expenses.

          The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net Sales:
Elizabeth Arden Brand	$85,857	$106,239	$348,539	$362,675
Celebrity, Lifestyle, Designer and Other Fragrances	124,984	158,245	624,048	714,269

Total	$210,841	$264,484	$972,587	$1,076,944

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

          Net Sales.    Net sales decreased by 20.3%, or $53.6 million, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Excluding the unfavorable impact of foreign currency, net sales decreased by 19.4%, or $51.4 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales decreased by 23.2%, or $36.9 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 22.8%, or $36.2 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $29.4 million due to lower net sales for a number of brands including Juicy Couture, Justin Bieber, Nicki Minaj, Taylor Swift and Mariah Carey. Net sales of Elizabeth Arden branded products decreased by $9.1 million, reflecting lower sales of primarily fragrance and color cosmetic products. Net sales of distributed brands were $1.7 million higher than the prior year period, primarily due to sales of the One Direction Our Moment fragrance in the prestige channel. Our North America net sales results for the three months ended March 31, 2014 were primarily impacted by weaker than anticipated replenishment orders at a number of our non-prestige retail accounts and a higher volume of fragrance launch activity in the prior year.

International

          Net sales decreased by 15.9%, or $16.8 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 14.4%, or $15.2 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $5.5 million due to lower net sales for a number of brands, including primarily Justin Bieber, Taylor Swift and Mariah Carey fragrances. Partially offsetting these decreases were higher sales of John Varvatos and Giorgio fragrances. Net sales of Elizabeth Arden branded products decreased by $11.2 million, reflecting lower sales for all product categories. Our International results for the current period were impacted by our efforts to maintain product pricing in an environment of highly promotional and discounted activity, as well as weaker replenishment orders and high retail inventory levels and product availability in a number of markets. Net sales were $12.0 million lower in Europe and $2.4 million lower in the Asia Pacific region.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales decreased by 19.2%, or $20.4 million, reflecting lower sales for all product categories. Excluding the unfavorable impact of foreign currency, net sales decreased by 18.5%, or $19.7 million. Net sales of fragrances decreased by 24.1%, or $9.3 million, primarily due to lower sales of 5th Avenue and Red Door fragrances, partially offset by net sales resulting from the current year launch of UNTOLD. Net sales of skin care products decreased 12.5%, or $6.2 million and net sales of color cosmetic products decreased by 27.0%, or $4.9 million.

Celebrity, Lifestyle, Designer and Other Fragrances

          Net sales decreased by 21.0%, or $33.2 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 20.0% or $31.7 million. The decrease includes lower net sales for a number of brands, including Justin Bieber, Juicy Couture, Taylor Swift, Nicki Minaj and Mariah Carey. Sales of distributed brands were $1.8 million higher than the prior year period primarily due to sales of the One Direction Our Moment fragrance in the prestige channel in North America.

          Gross Margin.   For the three months ended March 31, 2014 and 2013, gross margins were 42.5% and 47.7%, respectively. Gross margin in the current year period was negatively impacted by $2.7 million, or 130 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to restructuring activities. Gross margin in the prior year period was negatively impacted by $3.4 million, or 130 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. The current year gross margin was also lower as a result of (i) higher returns and discounts and allowances in the current year, (ii) lower sales of higher margin fragrances due to a higher volume of launch activity in the prior year period, and (iii) a higher proportion of sales in the current year of distributed brands, which have lower gross margins.

          SG&A.   Selling, general and administrative expenses decreased by 3.8%, or $4.3 million, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease was due to lower marketing and sales expenses of $7.3 million, partially offset by higher general and administrative expenses of $3.0 million. The decrease in marketing and sales expenses was primarily due to higher media and advertising spend in the prior year in support of fragrance launches, higher marketing expenses in the prior year related to the Elizabeth Arden repositioning and lower royalty expense in the current year period primarily due to lower net sales of licensed products. The increase in general and administrative expenses was principally due to lower incentive compensation costs in the prior year period due to a reversal of incentive compensation accruals based on forecasts for full fiscal 2013, $0.5 million of restructuring expenses and $0.1 million of related transition expenses recorded in the current year period. The three months ended March 31, 2013, included $0.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning and $0.1 million of transition costs for the 2012 acquisitions. For the three months ended March 31, 2014 and 2013, total share-based compensation costs charged against income for all stock plans was $1.3 million and $1.4 million, respectively.

Segment Profit (Loss).

North America

Segment profit decreased 83.8%, or $17.6 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit.

International

          Segment loss increased 315.2%, or $13.2 million, as compared to the prior year. The decrease in segment results was due to lower sales and gross profit. Segment results in the current year also included an out-of-period cost of $1.7 million to correct an error related to taxes recoverable in one of our foreign affiliates.

          Depreciation and Amortization Expense.    Depreciation and amortization expense increased by 10.1% or $1.0 million, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to higher depreciation expense for in-store counters and displays related to the Elizabeth Arden brand repositioning and computer hardware and software.

          Interest Expense, Net.    Interest expense, net of interest income, was $0.7 million higher for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase was due to the issuance of an additional $100 million aggregate principal amount of 7 3/8% senior notes in January 2014, partially offset by lower average borrowings under both our credit facility and our second lien credit facility.

          Provision for (Benefit from) Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the three months ended March 31, 2014 and 2013:

(Amounts in thousands)	Three Months Ended

	March 31, 2014	March 31, 2013

Domestic pre-tax loss	$(23,440)	$(4,827)
Foreign pre-tax (loss) income	(12,120)	3,268

Total loss before income taxes	$(35,560)	$(1,559)

Tax rate	24.3%	18.3%

          In general, we record income tax expense for interim periods based on our best estimate as to the full fiscal year's effective tax rate. For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction change during the year, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred. However, we have determined that a calculation of an annual effective tax rate for fiscal 2014 based on current estimates of full year earnings would not represent a reliable estimate of our tax rate for our U.S. operations due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted fourth quarter pre-tax earnings. Accordingly, for the current period we have elected to use the discrete method that determines tax expense based upon actual results as if the interim period were an annual period. The discrete method was used to determine our U.S. income tax rate for the current quarter, and with the exception of certain foreign jurisdictions with losses for which no benefit is recognized, we continued to use the annual effective rate method to determine our foreign tax rates for the current quarter.

         The tax rate in the current year period was higher as compared to the prior year period due to a shift in the ratio of earnings contributions between jurisdictions. Additionally, the current year tax rate included a net tax benefit of approximately $0.5 million recorded on a discrete basis, of which (i) a tax expense of approximately $1.5 million related to the settlement of the IRS examination of our U.S. federal tax returns for fiscal 2008 and fiscal 2009 (see Note 11 -- "Commitments and Contingencies" to the Notes to Unaudited Consolidated Financial Statements), (ii) a net tax benefit of $1.6 million for adjustments to tax positions in prior years related to gross unrecognized tax benefits, (iii) a tax benefit of $0.6 million for an out-of-period adjustment to correct an error related to deferred taxes, and (iv) a tax expense of $0.2 million primarily related to changes in estimates for certain entities.

          We recently announced that we are currently engaging in a fundamental reexamination of how we commercially execute our business. This reexamination of our business may result in decisions that impact earnings and the expected earnings contribution by tax jurisdiction in future periods. Although we have not finalized any decisions, the specific facts and circumstances surrounding such future decisions will impact the timing and amount of any costs or expenses that may be incurred and as a result could have an impact on our earnings and the effective tax rate for the fiscal year ending June 30, 2014, as well as our earnings projections for subsequent fiscal years. In connection with this ongoing reexamination, we will closely assess the potential for realization of our net deferred tax assets in future periods. Changes in future earnings projections resulting from decisions made as a result of this reexamination, among other factors, may cause us to record a valuation allowance against some or all of our net deferred tax assets, which may materially impact our income tax expense and results of operations in the period we determine that these factors have changed.

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

          Net Loss Attributable to Elizabeth Arden Shareholders.    Net loss attributable to Elizabeth Arden shareholders for the three months ended March 31, 2014, was $26.4 million, compared to $1.3 million for the three months ended March 31, 2013. The increase in net loss attributable to Elizabeth Arden shareholders was primarily due to lower net sales and gross profit, partially offset by lower selling, general and administrative expenses and a higher tax rate in the current year period.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest) of $(15.7) million for the three months ended March 31, 2014, represents a decrease of $31.9 million compared to the prior year amount of $16.2 million due to the lower gross profit in the current period. EBITDA for the three months ended March 31, 2014, includes (i) $1.8 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand, and (ii) $0.5 million of restructuring expenses and $1.0 million of related transition costs and expenses. EBITDA for the three months ended March 31, 2013, included (i) $0.6 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the 2012 acquisitions and other transition costs, (ii) $0.1 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, and (iii) $2.9 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand repositioning.

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

The following is a reconciliation of net loss attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2014	March 31, 2013

Net loss attributable to Elizabeth Arden shareholders	$(26,443)	$(1,273)
Plus:
Benefit from income taxes	(8,626)	(286)
Interest expense, net	6,605	5,893
Depreciation in cost of sales	1,967	1,656
Depreciation and amortization	11,286	10,254
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(491)	--

EBITDA	$(15,702)	$16,244

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013.

          Net Sales.    Net sales decreased by 9.7%, or $104.4 million, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. Excluding the unfavorable impact of foreign currency, net sales decreased by 9.0%, or $96.5 million. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales decreased by 12.1%, or $85.2 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 11.8%, or $82.7 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $106.8 million due to lower net sales for a number of brands, including Taylor Swift, Juicy Couture, Ed Hardy, Justin Bieber, Curve, Elizabeth Taylor and Mariah Carey. Net sales of Elizabeth Arden branded products decreased by $10.6 million, reflecting lower sales for fragrances and color cosmetic products, partially offset by higher sales of skin care products. Net sales of distributed brands were $32.2 million higher than the prior year period, primarily due to sales of the One Direction Our Moment fragrance in the prestige channel. Our North America net sales results for the nine months ended March 31, 2014 were primarily impacted by an increased level of highly promotional and discounted activity, (ii) weaker than anticipated replenishment orders at a number of our non-prestige retail accounts, and (iii) a higher volume of fragrance launch activity in the prior year.

International

          Net sales decreased by 5.1%, or $19.2 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 3.7%, or $13.8 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $15.0 million primarily due to lower net sales for primarily Juicy Couture, Britney Spears, Taylor Swift and Ed Hardy fragrances. Partially offsetting these decreases were higher sales of Nicki Minaj and John Varvatos fragrances. Net sales of Elizabeth Arden branded products decreased by $3.5 million, due to lower sales of skin care and color cosmetic products. Our International results for the current period were impacted by our efforts to maintain product pricing in an environment of highly promotional and discounted activity, as well as weaker replenishment orders and high retail inventory levels and product availability in a number of markets. Net sales were $19.4 million lower in Europe and $6.4 lower in our travel retail and distributor markets, partially offset by higher net sales of $6.7 million in the Asia Pacific region driven by the Greater China market.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales decreased by 3.9%, or $14.1 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 3.2% or $11.6 million. Net sales of fragrances decreased by 6.9%, or $10.0 million primarily due to lower sales of Red Door and 5th Avenue fragrances, partially offset by net sales resulting from the current year launch of UNTOLD. Net sales of color cosmetic products decreased by 8.6%, or $4.5 million, while net sales of skin care products were relatively flat.

Celebrity, Lifestyle, Designer and Other Fragrances

          Net sales decreased by 12.6%, or $90.2 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 11.9% or $84.5 million. The decrease includes lower net sales for a number of brands, including Taylor Swift, Juicy Couture, Ed Hardy, Justin Bieber, Elizabeth Taylor, Curve, Britney Spears and Mariah Carey fragrances. Sales of distributed brands were $32.2 million higher than the prior year period primarily due to sales of the One Direction Our Moment fragrance in the prestige channel in North America.

          Gross Margin.   For the nine months ended March 31, 2014 and 2013, gross margins were 44.1% and 47.4%, respectively. Gross margin in the current year period was negatively impacted by $15.6 million, or 160 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to restructuring activities. Gross margin in the prior year period was negatively impacted by $23.5 million, or 210 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs associated with the Elizabeth Arden brand repositioning. The current year gross margin was also lower as a result of (i) higher returns and discounts and allowances in the current year, (ii) lower sales of higher margin fragrances due to a higher volume of launch activity in the prior year period, and (iii) a higher proportion of sales in the current year of distributed brands, which have lower gross margins.

          SG&A.   Selling, general and administrative expenses decreased by 9.5%, or $38.5 million, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. The decrease was due to lower marketing and sales expenses of $24.2 million and lower general and administrative expenses of $14.3 million. The decrease in marketing and sales expenses was primarily due to higher media and advertising spend in the prior year in support of fragrance launches, higher marketing expenses in the prior year related to the Elizabeth Arden repositioning and lower royalty expense in the current year period due to lower net sales of licensed products. The decrease in general and administrative expenses was principally due to (i) a credit of $17.2 million for the complete reversal during the second quarter of fiscal 2014 of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, partially offset by (ii) $2.7 million of restructuring expenses and $1.2 million of related transition expenses recorded in the current year. The nine months ended March 31, 2014, also included $1.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning. The nine months ended March 31, 2013 included $0.4 million of transition costs for the 2012 acquisitions and $0.5 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the nine months ended March 31, 2014 and 2013, total share-based compensation costs charged against income for all stock plans was $4.5 million and $4.2 million, respectively.

Segment Profit (Loss).

North America

           Segment profit decreased 40.5%, or $45.1 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses.

International

           Segment loss was $10.6 million in the current year as compared to a profit of $14.1 million in the prior year. The decrease in segment results of 175.0%, or $24.6 million, was due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses. Segment results in the current year also included an out-of-period cost of $0.5 million to correct an error related to taxes recoverable in one of our foreign affiliates.

          Depreciation and Amortization Expense.    Depreciation and amortization expense increased by 15.2%, or $4.4 million, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, primarily due to higher depreciation expense for in-store counters and displays related to the Elizabeth Arden brand repositioning and computer hardware and software.

          Interest Expense, Net.    Interest expense, net of interest income, was $0.1 million lower for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. The decrease was primarily due to lower average borrowings under our second lien credit facility and the reversal of interest accreted on the potential earnouts payable to Give Back Brands, LLC, partially offset by the issuance of an additional $100 million aggregate principal amount of 7 3/8% senior notes in January 2014.

          Provision for Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the nine months ended March 31, 2014 and 2013:

(Amounts in thousands)	Nine Months Ended

	March 31, 2014	March 31, 2013

Domestic pre-tax (loss) income	$(7,454)	$19,287
Foreign pre-tax income	18,936	39,236

Total income before income taxes	$11,482	$58,523

Tax rate	18.9%	21.9%

          In general, we record income tax expense for interim periods based on our best estimate as to the full fiscal year's effective tax rate. For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction change during the year, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred. However, we have determined that a calculation of an annual effective tax rate for fiscal 2014 based on current estimates of full year earnings would not represent a reliable estimate of our tax rate for our U.S. operations due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted fourth quarter pre-tax earnings. Accordingly, for the current period we have elected to use the discrete method that determines tax expense based upon actual results as if the interim period were an annual period. The discrete method was used to determine our U.S. income tax rate for the current quarter, and with the exception of certain foreign jurisdictions with losses for which no benefit is recognized, we continued to use the annual effective rate method to determine our foreign tax rates for the current quarter.

          We recently announced that we are currently engaging in a fundamental reexamination of how we commercially execute our business. This reexamination of our business may result in decisions that impact earnings and the expected earnings contribution by tax jurisdiction in future periods. Although we have not finalized any decisions, the specific facts and circumstances surrounding such future decisions will impact the timing and amount of any costs or expenses that may be incurred and as a result could have an impact on our earnings and the effective tax rate for the fiscal year ending June 30, 2014, as well as our earnings projections for subsequent fiscal years. In connection with this ongoing reexamination, we will closely assess the potential for realization of our net deferred tax assets in future periods. Changes in future earnings projections resulting from decisions made as a result of this reexamination, among other factors, may cause us to record a valuation allowance against some or all of our net deferred tax assets, which may materially impact our income tax expense and results of operations in the period we determine that these factors have changed.

          The tax rate in the current year period was lower as compared to the prior year period due to a shift in the ratio of earnings contributions between jurisdictions. Additionally, the current year tax rate included a net tax benefit of approximately $0.5 million recorded on a discrete basis, of which (i) a tax expense of approximately $1.5 million related to the settlement of the IRS examination of our U.S. federal tax returns for fiscal 2008 and fiscal 2009 (see Note 11 -- "Commitments and Contingencies" to the Notes to Unaudited Consolidated Financial Statements), (ii) a net tax benefit of $1.6 million for adjustments to tax positions in prior years related to gross unrecognized tax benefits, (iii) a tax benefit of $0.6 million for an out-of-period adjustment to correct an error related to deferred taxes, and (iv) a tax expense of $0.2 million primarily related to changes in estimates for certain entities.

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

          Net Income Attributable to Elizabeth Arden Shareholders.    Net income attributable to Elizabeth Arden shareholders for the nine months ended March 31, 2014, was $10.2 million, compared to $45.7 million for the nine months ended March 31, 2013. The decrease in net income attributable to Elizabeth Arden shareholders was primarily due to lower net sales and gross profit and higher depreciation and amortization expense, partially offset by lower selling, general and administrative expenses and a lower tax rate in the current year period.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest) of $68.8 million for the nine months ended March 31, 2014, represents a decrease of $41.7 million compared to the prior year due to the lower gross profit in the current period. EBITDA for the nine months ended March 31, 2014, includes (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination that it is not probable that the performance targets for the fiscal years 2014 and 2015 will be met, (ii) $15.3 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand, and (iii) $2.7 million of restructuring expenses and $2.6 million of related transition costs and expenses. EBITDA for the nine months ended March 31, 2013, was $110.5 million and included (i) $13.8 million of inventory-related costs recorded in cost of sales primarily for inventory purchased by us from New Wave Fragrances, LLC and Give Back Brands, LLC prior to the 2012 acquisitions of and other transition costs, (ii) $0.4 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, and (iii) $10.2 million of non-recurring product changeover costs and expenses related to the Elizabeth Arden brand repositioning.

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

          The following is a reconciliation of net income attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2014	March 31, 2013

Net income attributable to Elizabeth Arden shareholders	$10,207	$45,720
Plus:
Provision for income taxes	2,172	12,803
Interest expense, net	18,371	18,515
Depreciation in cost of sales	5,784	4,674
Depreciation and amortization	33,122	28,755
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(897)	--

EBITDA	$68,759	$110,467

          The following is a reconciliation of net cash flow used in operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2014	March 31, 2013

Net cash used in operating activities	$(35,062)	$(8,848)
Changes in assets and liabilities, net of acquisitions	84,054	99,639
Interest expense, net	18,371	18,515
Amortization of senior note offering and credit facility costs	(1,079)	(1,024)
Amortization of senior note premium	127	--
Provision for income taxes	2,172	12,803
Deferred income taxes	4,727	(6,371)
Amortization of share-based awards	(4,551)	(4,247)

EBITDA	$68,759	$110,467

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the nine months ended March 31, 2014 and 2013:

(Amounts in thousands)	Nine Months Ended

	March 31, 2014	March 31, 2013

Net cash used in operating activities	$(35,062)	$(8,848)
Net cash used in investing activities	(39,454)	(38,456)
Net cash provided by financing activities	67,182	20,410
Net decrease in cash and cash equivalents	(7,578)	(27,638)

Operating Activities

          Cash used in our operating activities is driven by net income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash used in operating activities for the nine months ended March 31, 2014 and 2013:

(Amounts in thousands)	Nine Months Ended

	March 31, 2014	March 31, 2013

Net income	$9,310	$45,720
Net adjustments to reconcile net income to net cash used in operating activities	39,682	45,071
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(84,054)	(99,639)

Net cash used in operating activities	$(35,062)	$(8,848)

          For the nine months ended March 31, 2014, net cash used in operating activities was $35.1 million, as compared to $8.8 million for the nine months ended March 31, 2013. Net income decreased by $36.4 million, and net adjustments to reconcile net income to cash used in operating activities decreased by $5.4 million as compared to the prior year. Working capital changes utilized cash of $84.1 million in the current year period as compared to $99.6 million in the prior year. Cash utilized by working capital changes in the current period decreased primarily due to lower accounts receivable balances as a result of lower sales in the current year, partially offset by higher inventory balances as well as a larger aggregate decrease in accounts payable and accrued liabilities in the current year due to timing of payments.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the nine months ended March 31, 2014 and 2013:

(Amounts in thousands)	Nine Months Ended

	March 31, 2014	March 31, 2013

Additions to property and equipment	$(37,028)	$(30,388)
Acquisition of businesses, intangibles and other assets	(3,000)	(8,068)
Cash received from consolidation of variable interest entity	574	--

Net cash used in investing activities	$(39,454)	$(38,456)

          For the nine months ended March 31, 2014, net cash used in investing activities of $39.5 million was composed of (i) $37.0 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that is developing a beauty device, and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. For the nine months ended March 31, 2013, net cash used in investing activities of $38.5 million was composed of (i) $30.4 million of capital expenditures, (ii) $7.6 million associated with a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas, and

(iii) $0.5 million for the acquisition of a cosmetic formula. The increase in capital expenditures for the nine months ended March 31, 2014 is primarily due to (i) expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) computer hardware and software related to the last phase our Oracle global enterprise system, and (iii) leasehold improvements associated with the opening of the Elizabeth Arden Red Door Spa at our New York office location.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the nine months ended March 31, 2014 and 2013:

(Amounts in thousands)	Nine Months Ended

	March 31, 2014	March 31, 2013

(Payments on) proceeds from short-term debt	$(25,087)	$27,050
Proceeds from long-term debt	106,750	--
Proceeds from the exercise of stock options	1,968	4,693
Repurchase of common stock	(5,393)	(12,515)
Payments to noncontrolling interests	(4,979)	--
Payments of contingent consideration related to acquisition	(4,914)	(4,960)
Financing fees paid	(2,200)	--
All other financing activities	1,037	6,142

Net cash provided by financing activities	$67,182	$20,410

          For the nine months ended March 31, 2014, net cash provided by financing activities was $67.2 million, as compared to $20.4 million for the nine months ended March 31, 2013. During the nine months ended March 31, 2014, borrowings under our credit facility decreased by $25.3 million from a balance of $88.0 million at June 30, 2013, and $2.2 million of short term debt was repaid by US Cosmeceutechs, LLC following our investment. Additionally, for the nine months ended March 31, 2014, short-term debt included $2.4 million in outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc. During the nine months ended March 31, 2013, borrowings under our credit facility increased by $27.1 million from a balance of $89.2 million at June 30, 2012.

          On January 30, 2014, we consummated the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of an additional $100 million aggregate principal amount of 7 3/8% senior notes. The original 7 3/8% senior notes issued on January 21, 2011 and the additional 7 3/8% Senior Notes issued on January 30, 2014 are treated as a single series under the same indenture. The additional 7 3/8% senior notes have the same terms as the original 7 3/8% senior notes. In connection with the offering of the additional 7 3/8% senior notes, the credit facility and the second lien facility were each amended to permit the issuance of additional 7 3/8% senior notes under the indenture. The additional 7 3/8% senior notes were sold at 106.75% of their principal amount, and the premium received will be amortized over the remaining life of the 7 3/8% senior notes. We incurred approximately $2.2 million of debt financing costs in connection with the offering. In March 2014, the additional 7 3/8% senior notes were exchanged for an equivalent principal amount of such notes containing identical terms to the additional 7 3/8% senior notes but that have been registered under the Securities Act.

         In addition, during the nine months ended March 31, 2014, repurchases of common stock totaled $5.4 million as compared to $12.5 million in the prior year period, and payments of contingent consideration related to the acquisition of global licenses and certain other assets of Give Back Brands, LLC totaled $4.9 million compared to $5.0 million in the prior year period. Payments related to the noncontrolling interests in US Cosmeceutechs, LLC totaled $5.0 million during the nine months ended March 31, 2014, while proceeds from the exercise of stock options were $2.0 million in the current year period as compared to $4.7 million in the prior year period.

          Interest paid during the nine months ended March 31, 2014, included $19.4 million of interest payments on the 7 3/8% senior notes due 2021, $2.8 million of interest paid on the borrowings under our credit facility and $0.1 million of interest paid on our second lien term facility. Interest paid during the nine months ended March 31, 2013, included $18.4 million of interest payments on the 7 3/8% senior notes due 2021, $2.7 million of interest paid on the borrowings under our credit facility and $0.7 million of interest paid on our second lien term loan.

          At March 31, 2014, we had approximately $54.1 million of cash, of which $46.6 million was held outside of the United States, primarily in Switzerland, South Africa, Canada, the United Kingdom and Australia. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

        Future Liquidity and Capital Needs.    Our principal future uses of funds are for working capital requirements, including brand and product development and marketing expenses, new product launches, additional brand acquisitions or product licensing and distribution arrangements, capital expenditures and debt service. In addition, we may use funds to repurchase material amounts of our common stock and senior notes through open market purchases, privately negotiated transactions or otherwise, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We have historically financed our working capital needs primarily through internally generated funds, our credit facilities and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended March 31, 2014 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2014. We were in compliance with all applicable covenants under the credit facility for the quarter ended March 31, 2014.

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

          At March 31, 2014, the Applicable Margin was 1.75% for LIBOR loans and 0.25% for base rate loans. The commitment fee on the unused portion of the credit facility at March 31, 2014 was 0.50%. For the nine months ended March 31, 2014 and 2013, the weighted average annual interest rate on borrowings under the credit facility was 2.0% and 2.1%, respectively.

          We have a second lien facility agreement with JPMorgan Chase Bank, N.A. providing us the ability to borrow up to $30 million on a revolving basis. The second lien facility was scheduled to mature on July 2, 2014, however on March 28, 2014, we entered into an amendment extending the maturity date until January 21, 2016. The second lien facility is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories and the interest on borrowings charged under the second lien facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the second lien facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the second lien facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the second lien facility. To the extent we borrow amounts under the second lien facility, we have the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

          At March 31, 2014, we had $62.7 million in borrowings and $3.3 million in letters of credit outstanding under the credit facility and no borrowings under our second lien facility. At March 31, 2014, based on eligible accounts receivable and inventory available as collateral, an additional $125.2 million in the aggregate could be borrowed under our credit facility and our second lien facility. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          On January 27, 2014, we announced that we intend to seek amendments to our credit facility to extend the maturity of the credit facility through the date which is five years from the closing date of such amendment, amend certain covenants to facilitate the incurrence of additional permitted indebtedness, decrease the interest rate on outstanding borrowings and decrease the unused commitment fees. We also intend to seek an amendment to our second lien facility to increase the available borrowings thereunder from $30 million to $40 million and further extend its maturity to be consistent with any extension of the credit facility. It is now expected that we will seek such amendments in fiscal 2015. The proposed amendments would require the consent of the requisite lenders thereunder. There is no assurance that we will receive such consents, or as to the timing thereof, or that the proposed amendments will not be modified in connection with seeking such consents.

          At March 31, 2014, we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes are not currently guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

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

          As of March 31, 2014, we had repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. For the nine months ended March 31, 2014, we repurchased 155,214 shares of common stock on the open market under the stock repurchase program at an average price of $34.75 per share and at a cost of $5.4 million, including sales commissions. There were no repurchases of common stock during the three months ended March 31, 2014. The acquisition of these shares by us was accounted for under the treasury method.

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

*	the success of our global Elizabeth Arden brand repositioning efforts;
*	decisions or actions resulting from our current reexamination of our business, including the timing and amount of any costs, expenses or charges that may be incurred as a result;
*

the impact of tax audits, including the ultimate outcome of the pending Internal Revenue Service examination of our U.S. federal tax returns for the fiscal years ended June 30, 2010, 2011 and 2012, changes in tax laws or tax rates, and our ability to utilize our deferred tax assets and/or the establishment of valuation allowances related thereto;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2014, we had $62.7 million in borrowings and $3.3 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the nine months ended March 31, 2014, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the nine months ended March 31, 2014 would have increased or decreased by approximately $2.1 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          As of March 31, 2014, we had notional amounts of 23.4 million British pounds and 24.6 million Euros under open foreign currency contracts that expire between April 30, 2014 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2014, we had notional amounts under foreign currency contracts of (i) 1.0 million Canadian dollars and 11.0 million Australian dollars used to hedge forecasted cost of sales, and (ii) 2.4 million Swiss francs to hedge forecasted operating costs that expire between April 30, 2014 and May 31, 2015. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three and nine months ended March 31, 2014 from settled contracts was approximately $0.1 million and $0.3 million, respectively. At March 31, 2014, the unrealized loss, net of taxes, associated with these open contracts of approximately $1.7 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 13 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of March 31, 2014, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three and nine months ended March 31, 2014, from the settlement of these contracts was $0.4 million and $1.1 million, respectively.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          We are a party to a number of legal actions, proceedings, audits, tax audits claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding or claim contains an element of uncertainty and may materially affect our cash flows and results of operations in a particular quarter or years, based on current facts and circumstances our management believes that the outcome of such actions, proceedings, audits, tax audits, claims and disputes will not have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

          The Internal Revenue Service ("IRS") began an examination of our U.S. federal tax returns for fiscal 2008 and fiscal 2009 during fiscal 2011 and, in May 2013 issued an IRS Letter 950 ("30-day Letter") for fiscal 2008 and fiscal 2009 relating to transfer pricing matters. In the 30-day Letter, the IRS proposed adjustments that would have increased our U.S. taxable income for fiscal 2008 and fiscal 2009 by approximately $29.1 million. We disagreed with the proposed adjustments and pursued the appeals process to vigorously contest the proposed adjustments. During the third quarter of fiscal 2014, we reached an agreement with the IRS whereby taxable income for fiscal 2008 and fiscal 2009 was increased by approximately $4.1 million which resulted in an income tax expense of approximately $1.5 million for the three and nine months ended March 31, 2014. The settlement did not have an impact on our cash flows as the adjustment was offset by the utilization of operating loss carryforwards for U.S. federal and state purposes.

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 5.    OTHER INFORMATION

          We have a second lien credit facility agreement with JPMorgan Chase Bank, N.A. providing us the ability to borrow up to $30 million on a revolving basis. On March 28, 2014, the second lien credit facility was amended to extend its maturity date from July 2, 2014 to January 21, 2016, which is the same as the maturity date of our $300 million revolving credit facility.

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

10.5

Second Amendment to Third Amended and Restated Credit Agreement dated as of January 16, 2014 among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

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

10.8

Second Amendment to Credit Agreement (Second Lien) dated as of January 16, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

Exhibit Number	Description

10.9 *	Third Amendment to Credit Agreement (Second Lien) dated as of March 28, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A.

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

10.25 +

Elizabeth Arden, Inc. Severance Policy, as amended and restated on February 3, 2014 (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

Exhibit Number	Description

10.26 +

Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company's 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.27 +

Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.28 +

Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.29 +

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

10.31 +

Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-6370)).

10.33 +

Letter Agreement between Elizabeth Arden, Inc. and Kathleen Widmer, dated March 19, 2013, regarding 2013 retention payment (incorporated herein by reference to Exhibit 10.28 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.34 +

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
**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013, (ii) unaudited condensed consolidated statements of operations for the three months and nine months ended March 31, 2014 and 2013, respectively, (iii) unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended March 31, 2014 and 2013, respectively, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2014 and 2013, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: May 12, 2014	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	/s/ Rod R. Little

Rod R. Little
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.9	Third Amendment to Credit Agreement (Second Lien) dated as of March 28, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document