Form 10-K
period 2014-06-30
ELIZABETH ARDEN INC
filed 2014-08-25
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $780 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $35.45 per share on December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of August 21, 2014, the registrant had 29,811,655 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2014 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the Registrant’s fiscal year ended June 30, 2014, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ELIZABETH ARDEN, INC.

PART I

ITEM 1.	BUSINESS

General

Elizabeth Arden, Inc. is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand	The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Elizabeth Arden Rx and Elizabeth Arden Pro, Elizabeth Arden branded lipstick, foundation and other color cosmetics products, and the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj, and Jennifer Aniston

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Alfred Sung, BCBGMAXAZRIA, Ed Hardy, Geoffrey Beene, Halston, John Varvatos, Lucky, Rocawear and Wildfox Couture

In addition to our owned and licensed fragrance brands, we distribute approximately 280 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

We sell our prestige beauty products to retailers and other outlets in the United States and internationally, including;

•	U.S. prestige retailers and specialty stores such as Macy’s, Dillard’s, Ulta, Belk, Sephora, Bloomingdales and Nordstrom;

•	U.S. mass retailers, including mid-tier and chain drug retailers, such as Wal-Mart, Target, Kohl’s, Walgreens, CVS, and Marmaxx; and

•

International retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige retailers, and our fragrances in prestige and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 120 countries worldwide through perfumeries, boutiques, department stores and travel retail outlets, such as duty free shops and airport boutiques, as well as through our Elizabeth Arden branded retail outlet stores and our website.

At June 30, 2014, our operations were organized into the following two operating segments, which also comprise our reportable segments:

•

North America – Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and our global e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas, which are owned and operated by a third-party licensee in which we have a minority investment.

•

International – Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

Financial information relating to our reportable segments is included in Note 20 to the Notes to Consolidated Financial Statements.

Our net sales to customers in the United States and in foreign countries (in U.S. dollars) and net sales as a percentage of consolidated net sales for the years ended June 30, 2014, 2013 and 2012, are listed in the following chart:

	Year Ended June 30,
	2014		2013		2012
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$662.5	57%	$787.3	59%	$718.9	58%
Foreign	501.8	43%	557.2	41%	519.4	42%

Total	$1,164.3	100%	$1,344.5	100%	$1,238.3	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2014, 2013 and 2012, are listed in the following chart:

	Year Ended June 30,
(Amounts in millions)	2014	2013	2012
United Kingdom	$66.2	$74.3	$71.7
Canada	44.8	55.2	45.1
Australia	34.4	44.6	40.2
China	33.4	18.6	14.6
Spain	24.2	20.9	17.7
South Africa	21.6	24.0	25.5

The financial results of our international operations are subject to volatility due to fluctuations in foreign currency exchange rates, inflation, disruptions in travel and changes in political and economic conditions in the countries in which we operate. The value of our international assets is also affected by fluctuations in foreign currency exchange rates. For information on the breakdown of our long-lived assets in the United States and internationally, and risks associated with our international operations, see Note 20 to the Notes to Consolidated Financial Statements.

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

Business Strategy

Our business strategy during the fiscal year ended June 30, 2014 was to focus on two important initiatives: the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market as well as growing markets such as Brazil and the Middle East. We believe that improving the commercial execution capabilities of our business is important to the success of each of these initiatives and that better leveraging of our overall overhead structure and improving operating efficiencies and distribution quality will also help to expand gross margins, operating margins and earnings.

For fiscal 2015, we will continue to prioritize these initiatives, with a renewed focus on priority markets, channels and brands. In North America, we intend to target brand investment, accelerate the pace of our product innovation, and seek new brand opportunities to drive long-term growth in fragrance sales in the U.S. market.

Internationally, in addition to continuing our efforts to expand growth of our prestige fragrance portfolio, we plan to capitalize on the global repositioning of the Elizabeth Arden brand to expand our market share in priority markets. In particular, we believe the largest opportunity to grow the Elizabeth Arden brand is in the Asian markets, including China where the Elizabeth Arden brand is well recognized, but currently has low market penetration. In conjunction with these efforts, we are also evaluating a shift in the focus of our international business to potentially rely more heavily on regional joint ventures in certain markets, as opposed to distributors, particularly as we enter new markets. This should allow us to cost-effectively leverage established commercial infrastructures with strong retail market share and expertise to help us grow both the Elizabeth Arden brand and our prestige fragrance portfolio internationally.

In addition, we continue to engage in a fundamental reexamination of how we commercially execute our business. As part of this process, during the fourth quarter of fiscal 2014, our board of directors approved a broad restructuring and cost savings program that is intended to reduce the size and cost of our overhead structure and exit low-return businesses, customers and brands and to improve gross margins and profitability in fiscal 2015 and in the long term (the “2014 Performance Improvement Plan”). The 2014 Performance Improvement Plan includes the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, the elimination of approximately 175 employee positions globally, and the closing of our affiliate in Puerto Rico.

We currently estimate that the 2014 Performance Improvement Plan will result in pre-tax charges beginning in the fourth fiscal quarter of 2014 and through fiscal 2015 of $65 million to $72 million, of which an estimated $32 million to $36 million is comprised of cash expenditures. During the fourth quarter of fiscal 2014, we incurred approximately $55.9 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. We anticipate annualized savings resulting from the 2014 Performance Improvement Plan activities of approximately $27 million to $35 million.

The 2014 Performance Improvement Plan is only part of our ongoing broad restructuring and cost savings program, and we are continuing to target annual savings in the range of $40 million to $50 million upon full implementation of our cost-reduction efforts. These efforts are expected to result in additional decisions that are likely to impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred. For further discussion of the 2014 Performance Improvement Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Investment by Rhône Capital L.L.C. Affiliates

On August 19, 2014, we entered into a securities purchase agreement with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holding L.P. (referred to here as Purchasers), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the securities purchase agreement, for aggregate cash consideration of $50 million, we issued to the Purchasers an aggregate of 50,000 shares of our newly designated Series A Serial Preferred Stock, par value $0.01 per share, with detachable warrants to purchase up to 2,452,267 shares of our common stock at an exercise price of $20.39 per share. See Note 21 to the Notes to Consolidated Financial Statements.

Products

Our net sales of products and net sales of products as a percentage of consolidated net sales for the years ended June 30, 2014, 2013 and 2012, are listed in the following chart:

	Year Ended June 30,
	2014		2013		2012
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$901.6	77%	$1,052.9	78%	$941.9	76%
Skin Care	203.8	18%	226.0	17%	226.4	18%
Cosmetics	58.9	5%	65.6	5%	70.0	6%

Total	$1,164.3	100%	$1,344.5	100%	$1,238.3	100%

Fragrance. We offer a wide variety of fragrance products for both men and women, including perfume, colognes, eau de toilettes, eau de parfums, and gift sets. Our fragrances are classified into the Elizabeth Arden branded fragrances, celebrity branded fragrances, designer branded fragrances, and lifestyle fragrances. Each fragrance is sold in a variety of sizes and packaging assortments. In addition, we sell bath and body products that are based on the particular fragrance to complement the fragrance lines, such as soaps, deodorants, body lotions, gels, creams, body and hair mists, and dusting powders. We sell fragrance products worldwide, primarily to prestige retailers, mass retailers, perfumeries, boutiques, distributors and travel retail outlets. We tailor the size and packaging of the fragrance to suit the particular target customer.

Skin Care. Our skin care lines are sold under the Elizabeth Arden name and include products such as serums, moisturizers, and cleansers. Our core Elizabeth Arden branded products include the Visible Difference, Ceramide, Prevage, and Eight Hour Cream lines. In connection with our Elizabeth Arden brand repositioning, we streamlined our portfolio and updated the look of the products. The Visible Difference brand is a line of essential skincare items which serve as an entry price point to Elizabeth Arden skin care products. With the introduction of Flawless Future Powered by Ceramide, our Ceramide skin care line now targets women who are 30 and over. Prevage is our premium cosmeceutical skin care line that targets skin aging caused by environmental exposure. Our iconic Eight Hour Cream franchise continues to have a loyal following particularly in international markets. We recently also introduced a professional skincare line, Elizabeth Arden Rx, offered by medical professionals, and will be introducing a salon/spa line, Elizabeth Arden Pro, to be offered by professional estheticians. We sell skin care products worldwide, primarily in department and specialty stores, perfumeries and travel retail outlets.

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

Trademarks, Licenses, Patents and Other Intellectual Properties

We own or have rights to use the trademarks and other intellectual properties necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door, Elizabeth Arden 5th Avenue, Visible Difference, and Prevage among others. These trademarks are registered or have pending applications in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We are the exclusive worldwide trademark licensee for a number of fragrance brands including:

•	the Juicy Couture fragrances Juicy Couture, Viva la Juicy, Couture Couture, Peace, Love & Juicy Couture and Couture La La;

•	the Britney Spears fragrances curious Britney Spears, fantasy Britney Spears, midnight fantasy Britney Spears, Britney Spears believe, radiance Britney Spears and cosmic radiance Britney Spears;

•	the Elizabeth Taylor fragrances White Diamonds, Elizabeth Taylor’s Passion, Violet Eyes Elizabeth Taylor, and White Diamonds Lustre;

•	the Mariah Carey fragrances M by Mariah Carey, Forever Mariah Carey, Lollipop Bling, Lollipop Splash and Mariah Carey Dreams;

•	the Lucky fragrances;

•	the Giorgio fragrances Giorgio Beverly Hills and Giorgio Red;

•	the Taylor Swift fragrances Wonderstruck, Wonderstruck Enchanted and Taylor by Taylor Swift;

•	the Justin Bieber fragrances Someday, Justin Bieber’s Girlfriend and Justin Bieber The Key;

•	the Nicki Minaj fragrance Pink Friday Nicki Minaj and Minajesty;

•	the Ed Hardy fragrances Ed Hardy, Ed Hardy Hearts & Daggers, Ed Hardy Love & Luck and Ed Hardy Skull & Roses;

•	the John Varvatos fragrances John Varvatos, John Varvatos Vintage, John Varvatos Artisan and John Varvatos Star USA; and

•	the designer fragrance brands of Alfred Sung, BCBGMAXAZRIA, Halston, Geoffrey Beene and Wildfox Couture.

The Elizabeth Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Britney Spears license terminates in December 2014 and is renewable at our option for another five-year term if certain sales targets are achieved. We have met the requirements to renew the Britney Spears license and expect to renew the license through 2019. The license agreement with Liz Claiborne Inc. and its affiliates relating to the Liz Claiborne and Juicy Couture fragrances terminates in December 2017 and is renewable by us for two additional five-year terms, provided specified conditions, including certain sales targets, are met. Our other license agreements have terms with expirations ranging from 2015 to 2031, and, typically, have renewal terms dependent on sales targets being achieved. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements.

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

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including prestige retailers such as Macy’s, Dillard’s, Saks, Belk, Bloomingdale’s and Nordstrom; specialty stores such as Ulta and Sephora; and mass retailers such as Wal-Mart, Target, Kohl’s, Walgreens, CVS and Marmaxx; and to international retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Loblaws, Myer and Douglas, and various travel retail outlets such as Nuance, Heinemann and World Duty Free. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in North America primarily in department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 120 other countries worldwide primarily through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through local distributors or sales representatives under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

We also sell our Elizabeth Arden products in a number of outlet stores throughout the United States in which we also sell several of our other products. Our owned products are also marketed and sold through our e-commerce site at www.elizabetharden.com. In addition, our Elizabeth Arden products are sold in the Red Door Spa beauty salons, which are owned and operated by Elizabeth Arden Salon Holdings, LLC, an entity in which we have a minority interest and whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. In addition to the sales price of our products sold to the operator of these salons, we receive a royalty based on the net sales from each of the salons for the use of the “Elizabeth Arden” and “Red Door” trademarks.

During fiscal 2013 and 2014, we invested a total of $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. In the fall of 2013, we, along with Elizabeth Arden Salon Holdings, opened a new Elizabeth Arden Red Door Spa in New York that represents a new and modern retail salon concept for the Elizabeth Arden Red Door Spas.

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

Our ten largest customers accounted for approximately 40% of net sales for the year ended June 30, 2014. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart (including Sam’s Club), which accounted for approximately 12% of our consolidated net sales and approximately 19% of our North America segment net sales. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Marketing

Our marketing approach is focused on generating strong retailer and consumer demand across our key brands. We emphasize a competitive marketing mix for each brand and ensure that our brand positioning is carried through all consumer touch points. We employ traditional consumer reach vehicles, such as television and magazine print advertising, and are increasingly leveraging new media, such as social networking and mobile and digital applications, so that we are able to engage with our consumers through their preferred technologies. As part of the Elizabeth Arden brand repositioning, our communications have been designed to reflect a consistent, equity-building, modern point of view to drive new relevance among women.

We have developed global growth strategies for our key brands that we believe are designed to deliver sales, margin, and market share improvements. Our Elizabeth Arden brand repositioning efforts are focused on modernizing the brand, focusing on skin care and the growth of the global skin care market, including incorporating technologies into our skin care products, and leveraging our unique Red Door Spa heritage to generate both organic and innovation-driven growth. We believe that our repackaged and reformulated Elizabeth Arden brand products will help us to achieve organic growth of the brand. We also understand that innovation is critical in the beauty category, and we intend to focus our innovation resources on what we view as the most significant opportunities for growth, while also emphasizing profitability.

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

During fiscal 2014, we introduced several new Elizabeth Arden products including Prevage Anti-aging Intensive Eye Serum and Prevage Anti-aging Treatment Boosting Cleanser, a Ceramide Boosting 5-Minute Facial and a new Ceramide-based foundation line called Flawless Future, as well as Beautiful Color Lipstick, Flawless Finish Liquid Mineral Foundation and a new fragrance, UNTOLD. In addition, we introduced a professional skincare line, Elizabeth Arden Rx, offered by medical professionals. We also debuted new products for several of our fragrance brands, including Juicy Couture Viva la Juicy Noir, BCBGMAXAZRIA Bon Genre, John Varvatos Artisan Acqua, Justin Bieber The Key, Taylor by Taylor Swift, Minajesty Nicki Minaj, and a new fantasy Britney Spears fragrance, Stage Edition, celebrating Britney’s Las Vegas show. In fiscal 2015, we plan to launch several new products across the Elizabeth Arden skin care, color and fragrance categories including Prevage Neck and Décolleté Firm and Repair Cream, Flawless Future Powered by Ceramide, Flawless Finish Perfectly Satin Foundation, and new Elizabeth Arden Green Tea and UNTOLD fragrances. In addition, we will be introducing a salon/spa line, Elizabeth Arden Pro, to be offered by professional estheticians. We also plan to launch several new fragrances under our existing licenses including a new Britney Spears fantasy fragrance, new Ed Hardy, Juicy Couture and John Varvatos fragrances, and a new fragrance under our recently signed license agreement with Wildfox Couture.

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2014, approximately 65% of our net sales were made during the first half of our fiscal year. Due to product innovations and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Manufacturing, Supply Chain and Logistics

We use third-party suppliers and contract manufacturers in the United States and Europe to obtain substantially all of our raw materials, components and packaging products and to manufacture substantially all of our finished products for our owned and licensed brands. We also use third parties in the United States to manufacture our fragrance, skin and cosmetic products. Cosmetic Essence LLC (CEI), an unrelated third party, is our primary manufacturer in the United States through plants located in New Jersey and Roanoke, Virginia. Additionally, third parties in Europe also manufacture certain of our fragrance and cosmetic products.

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

As is customary in our industry, historically we have not had long-term or exclusive agreements with contract manufacturers of our owned and licensed brands, with component manufacturers, raw material fragrance oil or blend suppliers, or suppliers of our distributed brands, and have generally made purchases through purchase orders. We do, however, enter into supply agreements for finished goods with the most significant “turnkey” manufacturers of our owned and licensed brands. We believe that we have good relationships with manufacturers of our owned and licensed brands and other suppliers and that there are alternative sources should one or more of these manufacturers or suppliers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Sales of fragrance brands that we distribute on a non-exclusive basis accounted for approximately 13% of our net sales for fiscal 2014. The loss of, or a significant adverse change in our relationship with, any of our key manufacturers for our owned and licensed brands, such as CEI, or suppliers of components, fragrance oil or blends or our distributed fragrance brands, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory, and we also lease 274,000 square feet in a warehouse facility in Salem, Virginia. Our fulfillment operations for Europe are conducted under a logistics services agreement with ID Logistics, an unrelated third party, at ID Logistics’ facility in Beville, France. The ID Logistics agreement extends to June 2016. While we insure our inventory and the Roanoke facility, the loss of any of these facilities or the inventory stored in those facilities, would require us to find replacement facilities or inventory and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

During fiscal 2014, we started the last phase of implementation of our Oracle global enterprise system, which includes an upgrade to certain of our information systems relating to our global supply chain and logistics functions. This project is planned to be completed in spring 2015 and is expected to create efficiencies in our global logistics and supply chain operations.

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

Employees

As of August 21, 2014, we had approximately 2,195 full-time employees and approximately 595 part-time employees in the United States and 19 foreign countries. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of August 21, 2014 and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	55	Chairman, President and Chief Executive Officer
Rod R. Little	45	Executive Vice President and Chief Financial Officer
Joel B. Ronkin	46	Executive Vice President, General Manager - North America
Pierre Pirard	46	Executive Vice President - Product Innovation and Global Supply Chain
Kathy Widmer	52	Executive Vice President and Chief Marketing Officer
Oscar E. Marina	55	Executive Vice President, General Counsel and Secretary
Eric Lauzat	62	Executive Vice President, General Manager - International

Each of our executive officers holds office for such term as may be determined by our board of directors subject to earlier retirement, removal or resignation. Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of our Board of Directors since April 2000, as our Chief Executive Officer since March 1998, and as one of our directors since January 1995. Mr. Beattie also has served as our President since August 2006, a position he also held from April 1997 to March 2003. In addition, Mr. Beattie served as our Chief Operating Officer from April 1997 to March 1998, and as Vice Chairman of the Board of Directors from November 1995 to April 1997. Mr. Beattie is also Chairman of the board of directors of the Personal Care Products Council, the U.S. trade association for the global cosmetic and personal care products industry, a member of the advisory board of the Ivey School of Business, and a member of the executive committee and chairperson of the audit and finance committee of the board of directors of PENCIL, a not-for-profit organization that benefits New York City public schools.

Rod R. Little has served as our Executive Vice President and Chief Financial Officer since April 2014. Prior to joining us, Mr. Little spent seventeen years with Procter & Gamble where he held numerous positions of increasing responsibility in Procter & Gamble’s divisional and corporate finance organization, ultimately serving as the chief finance officer of their global salon professional division from 2009 until 2014. Mr. Little served for five years in the United States Air Force prior to joining Procter & Gamble in 1997.

Joel B. Ronkin has served as our Executive Vice President, General Manager - North America since July 2010, as our Executive Vice President, General Manager - North America Fragrances from July 2006 to July 2010, as our Executive Vice President and Chief Administrative Officer from April 2004 to June 2006, as our Senior Vice President and Chief Administrative Officer from February 2001 through March 2004, and as our Vice President, Associate General Counsel and Assistant Secretary from March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 to June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

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

Kathy Widmer has served as our Executive Vice President and Chief Marketing Officer since November 2009. Prior to joining us, Ms. Widmer was with Johnson & Johnson for 21 years where she held numerous positions, including, most recently, serving as Vice President, Marketing, McNeil Consumer Healthcare from May 2008 until November 2009. Prior to May 2008, Ms. Widmer served as Franchise Director and Product Director for various Johnson & Johnson consumer products, including Tylenol, Motrin, Reach Oral Care, and Pepcid from August 1996 until April 2008. Ms. Widmer serves on the board of directors of Texas Roadhouse, Inc., a Kentucky-based steak restaurant chain. On June 23, 2014, Ms. Widmer resigned effective August 28, 2014.

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

Eric Lauzat has served as our Executive Vice President, General Manager- International since October 2013. Prior to joining us, Mr. Lauzat was with the L’Oréal Group for over thirty years where he held numerous international commercial positions, including as head of Latin America, Middle East and Africa for L’Oréal Luxe from 2008 until 2012, and as president of Lancôme USA from 2005 until 2008.

ITEM 1A.	RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition and cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, targets, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Investors should not place undue reliance on any such forward-looking statements.

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

Factors that adversely impact our customers’ businesses may also have an adverse effect on our business, prospects, results of operations, financial condition or cash flows. These factors may include:

•	any reduction in consumer traffic and demand at our customers as a result of economic downturns like domestic and international recessions or changes in consumer preferences;

•	any credit risks associated with the financial condition of our customers;

•	the effect of consolidation or weakness in the retail industry or at certain retail customers, including the closure of customer doors and the resulting uncertainty; and

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

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 40% of our net sales in the year ended June 30, 2014. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2014 was Wal-Mart (including Sam’s Club), who accounted for approximately 12% of our consolidated net sales and approximately 19% of our North America segment net sales. In addition, our suppliers of distributed brands, which represented approximately 13% of our net sales for fiscal 2014, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, including reduced sales to key customers, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

The failure to realize the anticipated benefits of our 2014 Performance Improvement Plan could have a material adverse effect on us.

On June 23, 2014, we announced the 2014 Performance Improvement Plan, a broad restructuring and cost savings program that is intended to reduce the size and cost of the our overhead structure and exit low-return businesses, customers and brands to improve gross margins and profitability in the long term. The 2014 Performance Improvement Plan includes the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, the elimination of approximately 175 employee positions globally and the closing of our affiliate in Puerto Rico. Although we believe that the 2014 Performance Improvement Plan will result in cost savings and thus facilitate long-term growth in profitability, we may not realize, in full or in part, the anticipated benefits of this Plan. The failure to realize such anticipated benefits, which could result from our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and other factors described herein, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Fluctuations in foreign exchange rates could adversely affect our results of operations and cash flows.

We sell our products in approximately 120 countries around the world. During each of the years ended June 30, 2014 and 2013, we derived approximately 43% and 41%, respectively of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

We rely on third-party manufacturers and component suppliers for substantially all of our owned and licensed products.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and component suppliers to source and manufacture substantially all of our owned and licensed products. Over the past few years, we have reduced the number of third-party manufacturers and component and materials suppliers that we use, and have implemented a “turnkey” manufacturing process for substantially all of our products in which we now rely on our third-party manufacturers for certain supply chain functions that we previously handled ourselves, such as component and raw materials planning, purchasing and warehousing. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if we experience any supply chain disruptions caused by this “turnkey” manufacturing process or other supply chain projects, or if our manufacturers or raw material suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of the finished products or the raw materials or components used to make such products.

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

The manufacturing, distribution, formulation, packaging and advertising of our products and those we distribute for others are subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by state, federal and international governments and governmental authorities are increasing. Compliance with these regulations is difficult and expensive and may require reformulation, repackaging, relabeling or discontinuation of certain of our products. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operation, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to products or ingredients product liability, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, anti-corruption laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

Adverse U.S. or international economic conditions could negatively impact our business, prospects, results of operations, financial condition or cash flows.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse U.S. or international economic conditions, such as the current economic environment in Europe, or periods of inflation or high energy prices can contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses risks to our business. A decrease in consumer spending and/or in retailer and consumer confidence and demand for our products could significantly negatively impact our net sales and profitability, including our operating margins and return on invested capital. Such economic conditions could cause some of our customers or suppliers to experience cash flow and/or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. Adverse economic conditions could also adversely affect our access to the capital necessary for our business and our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity as set forth in our credit facility. If adverse U.S. and international economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

We may be adversely affected by domestic and international events that impact consumer confidence and demand.

Sudden disruptions in business conditions due to events such as terrorist attacks, diseases, severe weather or natural disasters may have a short-term, or sometimes long-term, adverse impact on consumer confidence and spending. In addition, any reductions in travel or increases in restrictions on travelers’ ability to transport our products on airplanes due to general economic downturns, diseases, increased security levels, acts of war or terrorism could result in a material decline in the net sales and profitability of our travel retail business.

The beauty industry is highly competitive and if we cannot effectively compete, our business and results of operations will suffer.

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty industry is based on brand strength, pricing and assortment of products, in-store presence and visibility, innovation, perceived value, product availability and order fulfillment, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile commerce initiatives and other activities. The trend toward consolidation in the retail trade has resulted in risks related to increased customer concentration, including becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength. We compete primarily with global prestige beauty companies and multinational consumer product companies, some of whom have greater resources than we have and brands with greater name recognition and consumer loyalty than our brands. Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to anticipate and respond in a timely and cost-effective manner to market trends through product innovations, product line extensions and marketing and promotional activities. As product life cycles shorten, we must continually work to develop, produce, and market new products and maintain and enhance the recognition of our brands. Net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. This issue is further compounded by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information and opinions are shared. Constant product innovation also can place a strain on our financial and personnel resources. We may incur expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations. These competitive factors, as well as new product risks, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.

The success of our global business strategy depends upon our ability to increase sales of the Elizabeth Arden brand and our prestige fragrance portfolio, as well as our ability to acquire or license additional brands or secure additional distribution arrangements and obtain the required financing for these agreements and arrangements.

Our business strategy contemplates the continued growth of our portfolio of owned, licensed and distributed brands, including expanding our geographic presence to take advantage of opportunities in developed and emerging markets. Efforts to increase sales of the Elizabeth Arden brand and our prestige fragrance portfolio and expand our geographic market presence, such as our global repositioning of the Elizabeth Arden brand, depend upon a number of factors, including our ability to:

•	develop our brand portfolio through branding, innovation and execution;

•	Identify and develop new and existing brands with the potential to become successful global brands;

•	innovate and develop new products that are appealing to the consumer;

•	acquire or license additional brands or secure additional distribution arrangements and obtain the required financing for these agreements and arrangements;

•	expand our geographic presence to take advantage of opportunities in developed and emerging markets;

•	continue to expand our distribution channels within existing geographies to increase market presence, brand recognition and sales;

•	expand our market presence through alternative distribution channels;

•	expand margins through sales growth, the development of higher margin products and supply chain integration and efficiency initiatives;

•	effectively manage capital investments and working capital to improve the generation of cash flow; and

•	execute any acquisitions quickly and efficiently and integrate businesses successfully.

There can be no assurance that we can successfully achieve any or all of the above objectives in the manner or time period that we expect. Further, achieving these objectives will require investments, which may result in material short-term costs without generating any current net revenues and, we may not ultimately achieve our net sales or earnings estimates associated with such efforts. Our future expansion through acquisitions, new product licenses or new product distribution arrangements, if any, will depend upon our ability to identify suitable brands to acquire, license or distribute and our ability to obtain the required financing for these acquisitions, licenses or distribution arrangements, and thus depends on the capital resources and working capital available to us. We may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements, or the associated working capital requirements, on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business. In addition, we may decide to divest or discontinue certain brands or streamline operations and incur other costs or special charges in doing so. We cannot give any assurance that we will realize, in full or in part, the anticipated benefits we expect our business strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

The success of our business depends, in part, on the demand for celebrity and designer fragrance products.

We have license agreements to manufacture, market and distribute a number of celebrity and designer fragrance products, including those of Elizabeth Taylor, Britney Spears, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj, Juicy Couture, John Varvatos, Ed Hardy, Lucky, Giorgio Beverly Hills, Halston, Geoffrey Beene and BCBGMAXAZRIA. In fiscal 2014, we derived approximately 42% of our net sales from celebrity and designer fragrance brands. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity or designer and the celebrity’s or designer’s reputation. To the extent that the celebrity/designer fragrance category or a particular celebrity or designer ceases to be appealing to consumers or a celebrity’s or designer’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially. In addition, under certain circumstances, lower net sales may shorten the duration of the applicable license agreement.

We may not be able to successfully and cost-effectively integrate acquired businesses or new brands.

Acquisitions entail numerous integration risks and impose costs on us that could materially and adversely affect our business, prospects, results of operations, financial condition or cash flows, including:

•	difficulties in assimilating acquired operations, products or brands, including disruptions to our operations or the unavailability of key employees from acquired businesses;

•	diversion of management’s attention from the day-to-day management of our core business;

•	an inability to achieve net sales or earnings assumptions associated with such acquired businesses or brands;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering distribution channels, categories or markets in which we have limited or no prior experience;

•	incurrence or assumption of additional debt and liabilities, as well as the potential for increased claims and litigation; and

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets.

Our failure to achieve intended benefits from any future acquisitions could cause a material adverse effect on our results, business or financial condition.

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

If our intangible assets, such as trademarks, patents, exclusive brand licenses and goodwill, become impaired, we may be required to record a significant non-cash charge to earnings which would negatively impact our results of operations.

Exclusive brand licenses, trademarks and intangibles comprise a material portion of our total consolidated assets. Acquisitions of brands typically result in an increase in other intangibles on our balance sheet. Under accounting principles generally accepted in the United States, we review our intangible assets, including our trademarks, patents, licenses and goodwill, for impairment annually, or more frequently if events or changes in circumstances indicate the carrying value of our intangible assets may not be fully recoverable. The carrying value of our intangible assets may not be recoverable due to factors such as a decline in our stock price and market capitalization, reduced estimates of future cash flows, including those associated with the specific brands to which intangibles relate, or slower growth rates in our industry. Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, a significant sustained decline in our stock price and market capitalization may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. Any such impairment charge could materially reduce our results of operations.

We are subject to risks related to our international operations.

We operate on a global basis, with sales in approximately 120 countries. Approximately 43% of our fiscal 2014 net sales were generated outside of the United States. Our international operations could be adversely affected by:

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

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction. As a result of a number of factors, including the adoption of the 2014 Performance Improvement Plan, our fiscal 2014 financial results and our resulting three year cumulative loss position in the United States, we recorded a valuation allowance against our United States deferred tax assets of $89.5 million as a non-cash charge against income tax expense. Although we may be able to utilize some of these deferred tax assets in the future if we have income of the appropriate character prior to their expiration, there is no assurance that we will be able to do so. The valuation allowance will result in our inability to record tax benefits on future losses in our United States operations unless sufficient income is generated by such operations to support the realization of the deferred tax assets.

From time to time, tax proposals are introduced or considered by the United States Congress or the legislative bodies in foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our other tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions such as the current Internal Revenue Service examination of our U.S. federal tax returns for the years ended June 30, 2010, 2011 and 2012. In connection with these audits, tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. As a result, the ultimate resolution of these tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

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

At June 30, 2014, we had total debt of approximately $437 million which includes (i) $350 million in aggregate principal amount outstanding of our 7 3/8% senior notes, (ii) approximately $6 million in unamortized premium on our 7 3/8% senior notes, (iii) $78 million outstanding under our revolving bank credit facility, and (iv) approximately $2 million in outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc. We also have a second lien credit facility that allows us to borrow up to $30 million on a revolving basis. There were no amounts outstanding under the second lien credit facility at June 30, 2014. The 7 3/8% senior notes, the revolving bank credit facility and the second lien facility have requirements that may limit our operating and financial flexibility. Our indebtedness could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

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

We have information systems that support our business processes, including supply chain, marketing, sales, order processing, distribution, finance and intracompany communications throughout the world. We are in the process of upgrading certain of our information systems relating to our supply chain and logistics functions, which will require a substantial investment and dedication of management resources. In addition, all of our global information systems are susceptible to outages due to fire, floods, tornadoes, hurricanes, severe weather, power loss, telecommunications failures, security breaches and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, “hacking” and similar disruptions from unauthorized tampering. Our business, prospects, results of operations, financial condition or cash flows may be adversely affected by the occurrence of these or other events that could disrupt or damage our information systems, any failure to properly maintain or upgrade our information systems, and/or any failure to implement our supply chain and logistics information system upgrade on a timely and cost-effective basis.

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

The trading price of our equity and debt securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance, as well as other factors.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in ourbest interests and those of our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections. Accordingly, from time to time we provide guidance as to a number of assumptions, including our expectations with respect to net sales and earnings per share for future periods. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.

In all of our public statements when we make, or update, a forward-looking statement about our net sales and/or earnings expectations or expectations regarding restructuring or other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect. Such a list is included, among other places, in our earnings press release and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Form 10-Q). These and other factors may make it difficult for us and for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

Outside analysts and investors have the right to make their own predictions of our financial results for any future period. Outside analysts, however, have access to no more material information about our results or plans than any other public investor, and we do not endorse their predictions as to our future performance. Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations. If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected. Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk. The market price of our common stock could also fluctuate significantly in response to various other factors, many of which are beyond our control, including:

•	volatility in the financial markets;

•	announcements or significant developments with respect to beauty products or the beauty industry in general;

•	general economic and political conditions;

•	governmental policies and regulations;

•	financial analyst and rating agency actions; and

•	rumors, speculation or third party statements about us, including any potential strategic alternatives to enhance shareholder value or maximize the value of our brand portfolio.

Joint ventures or strategic alliances in geographic markets in which we have limited or no prior experience may expose us to additional risks.

We review, and from time to time may establish, joint ventures and strategic alliances that we believe would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. These business relationships may require us to rely on the local expertise of our partners with respect to market development, sales, local regulatory compliance and other matters. Further, there may be challenges with ensuring that such joint ventures and strategic alliances implement the appropriate internal controls to ensure compliance with the various laws and regulations applicable to us as a U.S. public company. Accordingly, in addition to commercial and operational risk, these joint ventures and strategic alliances may entail risks such as reputational risk and regulatory compliance risk. In addition, there can be no assurance that we will be able to identify suitable alliance or joint venture candidates, that we will be able to consummate any such alliances or joint ventures on favorable terms, or that we will realize the anticipated benefits of entering into any such alliances or joint ventures.

A downgrade in our credit ratings may adversely affect our access to liquidity and our working capital.

Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Our long-term credit ratings are B1 (On Watch Possible Downgrade) with Moody’s and BB (Outlook of Stable) with S&P, each of which is below investment grade. Moody’s lowered our long-term credit rating to B1 from Ba3 following the announcement of our financial results for the fiscal year ended June 30, 2014. Future rating agency reviews could result in a change in outlook or further downgrade. A negative change in outlook or downgrade of our credit ratings, and/or the circumstances giving rise to such actions, could impact the cost of new financing and adversely affect the market price of some or all of our outstanding debt securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

United States. Our corporate headquarters are located in Miramar, Florida, where we lease approximately 32,000 square feet of general office space under a lease that expires in June 2016. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2023. We also lease a 274,000-square foot warehouse in Salem, Virginia that is leased through March 2016. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease approximately 50,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2021. We lease approximately 63,000 square feet of general office space primarily for our marketing operations in New York City under leases that expire in December 2015 and October 2017, and we have an additional lease at that location for approximately 10,000 square feet that is used for our Elizabeth Arden Red Door Spa and Elizabeth Arden retail store. We also lease small offices in Bentonville, Arkansas and Minneapolis, Minnesota, and have retail outlet stores that are located in Florida, New York, Texas, Georgia, Virginia, Nevada, Arizona, Pennsylvania and Massachusetts for which we lease approximately 1,000 to 2,000 square feet, depending on the location.

International. Our international operations are headquartered in offices in Geneva, Switzerland that are leased through 2017. We also lease offices in Australia, Brazil, Canada, China, Denmark, France, Germany, Italy, New Zealand, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Taiwan, and the United Kingdom. We own a small manufacturing and distribution facility in South Africa primarily to manufacture and distribute local requirements of our fragrance products.

We believe that additional or alternative office, warehouse and retail space suitable for our needs is reasonably available in the markets in which we operate.

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

Market Information. Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2012 through June 30, 2014.

Quarter Ended	High	Low
6/30/14	$37.69	$21.29
3/31/14	$35.75	$23.45
12/31/13	$40.40	$34.50
9/30/13	$47.99	$30.37
6/30/13	$49.47	$38.65
3/31/13	$49.57	$35.10
12/31/13	$49.75	$42.80
9/30/13	$47.82	$36.33

Holders. As of August 21, 2014, there were 325 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends. We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Our revolving credit facility, our second lien facility and the indenture relating to our 7 3/8% senior notes due 2021 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and satisfying a fixed charge coverage ratio after the payment of the dividends. In addition, no cash dividend may be declared or paid on our common stock or other classes of stock over which our recently issued preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. See Notes 8, 9 and 21 to the Notes to Consolidated Financial Statements.

Performance Graph. The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the five fiscal years from July 1, 2009 through June 30, 2014.

We elected to modify our peer group to include Coty, Inc., which recently became publicly traded and which we believe is comparable to our business in terms of channels of distribution and products sold, and to remove L’Oréal Paris, due to its market capitalization. We believe that our newly-selected peer group is a good representation of beauty companies with similar market capitalizations, channels of distribution and/or products as our company. The publicly traded companies in our new peer group are Coty, Inc, The Estee Lauder Companies Inc., Inter Parfums, Inc., Revlon, Inc., and Shiseido Company Limited. The publicly traded companies in our old peer group were The Estee Lauder Companies Inc., Inter Parfums, Inc., L’Oréal Paris, Revlon, Inc. and Shiseido Company Limited. The graph and table assume that $100 was invested on June 30, 2009 in each of the Russell 2000 Index, each of the new and old peer groups, and our common stock, and that all dividends were reinvested.

	For the Fiscal Year Ended June 30, 2014
	2011	2012	2013	2013	2014
Elizabeth Arden, Inc.	166.32	332.53	444.56	515.93	245.36
Russell 2000	121.48	166.93	163.46	203.03	251.02
Old Peer Group	129.78	180.98	166.91	240.01	257.54
New Peer Group	151.62	201.03	191.50	223.92	260.51

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Year Ended June 30,
(Amounts in thousands, except per share data)	2014		2013		2012		2011		2010
Selected Statement of Operations Data
Net sales	$1,164,304	(1)	$1,344,523		$1,238,273		$1,175,500		$1,103,777
Gross profit	469,656	(1)(2)	628,793	(5)	609,031	(7)	556,277		495,974	(11)
(Loss) income from operations	(64,539	)(1)(2)	71,960	(5)	95,271	(7)	77,575	(9)	44,793	(11)
Debt extinguishment charges	—		—		—		6,468		82
Net (loss) income attributable to Elizabeth Arden shareholders	(145,728	)(3)	40,711		57,419		40,989		19,533

Selected Per Share Data

(Loss) earnings per common share
Basic	$(4.90	)(4)	$1.37	(6)	$1.97	(8)	$1.47	(10)	$0.70	(12)
Diluted	$(4.90	)(4)	$1.33	(6)	$1.91	(8)	$1.41	(10)	$0.68	(12)
Weighted average number of common shares
Basic	29,720		29,672		29,115		27,843		28,017
Diluted	29,720		30,539		30,111		29,008		28,789

Other Data
EBITDA(13)	$(12,405)		$117,929		$129,325		$100,942		$73,170
Net cash (used in) provided by operating activities	(38,045)		62,091		58,524		97,746		113,959
Net cash used in investing activities	(51,082)		(48,591)		(153,224)		(39,472)		(35,721)
Net cash provided by (used in) financing activities	83,637		(9,214)		96,760		(28,519)		(74,337)

	Year Ended June 30,
	2014		2013		2012		2011		2010
Selected Balance Sheet Data
Cash	$56,308		$61,674		$59,080		$58,850		$26,881
Inventories	338,826		310,934		291,987		246,514		271,058
Working capital	333,727		364,320		345,818		388,897		306,524
Total assets	1,061,653		1,103,732		1,066,754		854,837		843,471
Short-term debt	80,418		88,000		89,200		—		59,000
Long-term debt, including current period	356,432		250,000		250,000		250,000		218,699
Redeemable noncontrolling interest	5,553		—		—		—		—
Shareholders’ equity	370,989		515,282		481,727		417,765		352,617

(1)	For the year ended June 30, 2014, net sales includes $9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(2)	In addition to the returns and markdowns described above in Note 1, gross profit and loss from operations include the following:

•	$14.0 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand;

•

$30.2 million of inventory write-downs under our 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products; and

•	$1.8 million of transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013 (the Fall 2013 Staff Reduction).

In addition to the items above, loss from operations includes:

•

$16.2 million in expenses under our 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets for fiscal years 2014 and 2015 would be met;

•	$2.8 million of severance and other employee-related expenses and $1.4 million of related transition expenses incurred with respect to the Fall 2013 Staff Reduction; and

•	$1.1 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(3)	Net loss includes the items discussed above in Notes 1 and 2, as well as a valuation allowance of $89.5 million against our U.S. deferred tax assets recorded as a non-cash charge to income tax expense. See Note 13 to the Notes to Consolidated Financial Statements.
(4)	For the year ended June 30, 2014, costs and expenses related to the 2014 Performance Improvement Plan, product changeover costs and expenses, other non-recurring expenses and the valuation allowance against our U.S. deferred tax assets increased both basic and fully diluted loss per share by $4.35.
(5)	For the year ended June 30, 2013, gross profit and income from operations includes the following:

•

$13.8 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and certain other assets from those companies (the 2012 acquisitions) and other transition costs; and

•	$22.6 million of non-recurring product changeover costs and product discontinuation charges related to the repositioning of the Elizabeth Arden brand.

In addition to the above items, income from operations also includes:

•	$0.4 million in transition costs associated with the 2012 acquisitions;

•	$0.5 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand; and

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.

(6)	For the year ended June 30, 2013, acquisition related costs and expenses, product changeover costs and expenses, product discontinuation charges and other non-recurring expenses reduced both basic and fully diluted earnings per share by $0.83 and $0.81, respectively.
(7)	For the year ended June 30, 2012, gross profit and income from operations includes:

•	$4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions; and

•	$0.4 million for product discontinuation charges.

In addition to the above items, income from operations also includes:

•	$1.4 million in license termination costs; and

•	$0.8 million in transaction costs associated with the 2012 acquisitions.

(8)	For the year ended June 30, 2012, inventory-related costs, product discontinuation charges, license termination costs and transaction costs for the 2012 acquisitions reduced both basic and fully diluted earnings per share by $0.17 and $0.16, respectively.
(9)	For the year ended June 30, 2011, income from operations includes:

•	$0.3 million of restructuring expenses related to our Global Efficiency Re-engineering initiative (the Initiative); and

•	$0.3 million of expenses related to implementation of our Oracle accounting and order processing systems.

(10)	For the year ended June 30, 2011, debt extinguishment charges, restructuring expenses related to the Initiative and Oracle accounting and order processing systems implementation costs reduced both basic and fully diluted earnings per share by $0.15.
(11)	For the year ended June 30, 2010, income from operations includes:

•	$3.9 million of expenses related to implementation of our Oracle accounting and order processing systems; and

•	$1.9 million of restructuring expenses related to the Initiative; and

•	$1.5 million of restructuring expenses that are not related to the Initiative.

(12)	For the year ended June 30, 2010, Oracle accounting and order processing systems implementation costs, restructuring expenses and debt extinguishment charges reduced basic and fully diluted earnings per share by $0.20 and $0.19, respectively.
(13)

EBITDA is defined as net income attributable to Elizabeth Arden shareholders plus the provision for income taxes (or net loss attributable to Elizabeth Arden shareholders, less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Elizabeth Arden shareholders (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance, or to net cash provided by operating, investing or financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

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

The following is a reconciliation of net (loss) income as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2014		2013		2012		2011		2010
Net (loss) income attributable to Elizabeth Arden shareholders	$(145,728)		$40,711		$57,419		$40,989		$19,533
Provision for income taxes	56,832		6,940		16,093		8,637		3,293
Interest expense, net	25,825		24,309		21,759		21,481		21,885
Depreciation related to cost of goods sold	7,742		6,386		5,257		5,089		5,040
Depreciation and amortization	44,392		39,583		28,797		24,746		23,419
Net loss applicable to noncontrolling interest (See Note 12 to Notes to Consolidated Financial Statements)	(1,468)		—		—		—		—

EBITDA	$(12,405	)(a)	$117,929	(b)	$129,325	(c)	$100,942	(d)	$73,170	(e)

(a)	For the year ended June 30, 2014, EBITDA includes:

•

$9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements;

•	$15.1 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand;

•

$30.2 million of inventory write-downs under our 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products;

•

$16.2 million in expenses under our 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•	$2.8 million of severance and other employee-related expenses and $3.2 million of related transition costs and expenses incurred with respect to Fall 2013 Staff Reduction; and

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets for fiscal years 2014 and 2015 would be met.

(b)	For the year ended June 30, 2013, EBITDA includes:

•

$13.8 million of inventory–related costs ($6.4 million of which did not require the use of cash in fiscal 2013) recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions of licenses and certain other assets from those companies and other transition costs,

•	$0.4 million in transition expenses recorded in selling, general and administrative expenses associated with the 2012 acquisition;

•	$23.1 million of non-recurring product changeover costs, product discontinuation charges, and expenses related to the Elizabeth Arden brand repositioning; and

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.

(c)	For the year ended June 30, 2012, EBITDA includes:

•	$4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions;

•	$0.8 million in transaction costs associated with the 2012 acquisitions;

•	$0.4 million for product discontinuation charges; and

•	$1.4 million in license termination costs.

(d)	For the year ended June 30, 2011, EBITDA includes:

•	$6.5 million of debt extinguishment charges; and

•	$0.3 million of restructuring charges related to the Initiative; and

•	$0.3 million related to the implementation of our Oracle accounting and order processing systems.

(e)	For the year ended June 30, 2010, EBITDA includes:

•	$3.9 million related to the implementation of our Oracle accounting and order processing systems;

•	$3.4 million of restructuring charges; and

•	$0.1 million of debt extinguishment charges.

The following is a reconciliation of net cash flow (used in) provided by operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012	2011	2010
Net cash (used in) provided by operating activities	$(38,045)	$62,091	$58,524	$97,746	$113,959
Changes in assets and liabilities, net of acquisitions	10,542	30,508	48,016	(12,101)	(61,651)
Interest expense, net	25,825	24,309	21,759	21,481	21,885
Amortization of senior note offering and credit facility costs	(1,499)	(1,367)	(1,247)	(1,330)	(1,459)
Amortization of senior note premium	318	—	—	—	—
Provision for income taxes	56,832	6,940	16,093	8,637	3,293
Deferred income taxes	(54,105)	1,055	(8,763)	(2,119)	1,996
Amortization of share-based awards	(5,783)	(5,607)	(5,057)	(4,904)	(4,771)
Asset impairments	(6,490)	—	—	—	—
Debt extinguishment charges	—	—	—	(6,468)	(82)

EBITDA	$(12,405)	$117,929	$129,325	$100,942	$73,170

(Remainder of page intentionally left blank)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand	The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Elizabeth Arden Rx and Elizabeth Arden Pro, Elizabeth Arden branded lipstick, foundation and other color cosmetics products, and the Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj, and Jennifer Aniston

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, Alfred Sung, BCBGMAXAZRIA, Ed Hardy, Geoffrey Beene, Halston, John Varvatos, Lucky, Rocawear and Wildfox Couture

In addition to our owned and licensed fragrance brands, we distribute approximately 280 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

Our business strategy during the fiscal year ended June 30, 2014 was to focus on two important initiatives: the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market as well as growing markets such as Brazil and the Middle East. We believe that improving the commercial execution capabilities of our business is important to the success of each of these initiatives and that better leveraging of our overall overhead structure and improving operating efficiencies and distribution quality will also help to expand gross margins, operating margins and earnings.

For fiscal 2015, we will continue to prioritize these initiatives, with a renewed focus on priority markets, channels and brands. In North America, we intend to target brand investment, accelerate the pace of our product innovation, and seek new brand opportunities to drive long-term growth in fragrance sales in the U.S. market.

Internationally, in addition to continuing our efforts to expand growth of our prestige fragrance portfolio, we plan to capitalize on the global repositioning of the Elizabeth Arden brand to expand our market share in priority markets. In particular, we believe the largest opportunity to grow the Elizabeth Arden brand is in the Asian markets, including China where the Elizabeth Arden brand is well recognized, but currently has low market penetration. In conjunction with these efforts, we are also evaluating a shift in the focus of our international business to potentially rely more heavily on regional joint ventures in certain markets, as opposed to distributors, particularly as we enter new markets. This should allow us to cost-effectively leverage established commercial infrastructures with strong retail market share and expertise to help us grow both the Elizabeth Arden brand and our prestige fragrance portfolio internationally.

In addition, we continue to engage in a fundamental reexamination of how we commercially execute our business. As part of this process, during the fourth quarter of fiscal 2014, our board of directors approved a broad restructuring and cost savings program that is intended to reduce the size and cost of our overhead structure and exit low-return businesses, customers and brands and to improve gross margins and profitability in fiscal 2015 and in the long term (the “2014 Performance Improvement Plan”). The 2014 Performance Improvement Plan includes the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, the elimination of approximately 175 employee positions globally and the closing of our affiliate in Puerto Rico.

We currently estimate that the 2014 Performance Improvement Plan will result in pre-tax charges beginning in the fourth fiscal quarter of 2014 and through fiscal 2015 of $65 million to $72 million, of which an estimated $32 million to $36 million is comprised of cash expenditures. We anticipate annualized savings resulting from the 2014 Performance Improvement Plan activities of approximately $27 million to $35 million. The estimated pre-tax charges consist of:

(i) approximately $17 million to $20 million of exit and contract termination costs related to the closing of our Puerto Rico affiliate, the exiting of unprofitable doors and changes in customer, distribution and supply chain relationships;

(ii) approximately $11 million to $12 million for employee severance and other related one-time costs (including those related to the closing of our Puerto Rico affiliate);

(iii) approximately $37 million to $40 million related to asset impairments, including approximately $17 million to $18 million associated with intangible asset and inventory impairments and exit costs caused by the expiration, non-renewal or wind-down of fragrance license agreements, and $20 million to $22 million associated with discontinuations of certain products, including $7.5 million related to certain Elizabeth Arden branded skincare and color products developed prior to the Elizabeth Arden brand repositioning.

During the fourth quarter of fiscal 2014, we incurred approximately $55.9 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. The 2014 Performance Improvement Plan is only part of our ongoing broad restructuring and cost savings program, and we are continuing to target annual savings in the range of $40 million to $50 million upon full implementation of our cost-reduction efforts. These efforts are expected to result in additional decisions that are likely to impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

In addition, over the last two fiscal years, we have incurred pre-tax costs and expenses totaling $38.2 million in connection with the Elizabeth Arden brand repositioning, including $28.2 million for non-recurring product changeover costs and expenses and $10 million for product discontinuation charges. Of this total amount, $15.1 million of non-recurring product changeover costs and expenses were recorded in fiscal 2014. The non-recurring product changeover costs and expenses related to the shipping of new product assortment to retailers to replace the older products. The product discontinuation charges recorded in fiscal 2013, resulted from our strategic decision, based on our evaluation of market demand and the status of the Elizabeth Arden brand repositioning, not to incur the additional costs associated with using existing raw materials and other components related to our older Elizabeth Arden skin care and color cosmetic products to manufacture additional finished goods inventory of such products. These strategic decisions were made in order to accelerate the execution of the Elizabeth Arden brand repositioning, which should enable systematic improvement in our gross margins in future periods.

In fiscal 2014, we also incurred approximately $2.8 million in severance and other employee-related expenses and $3.2 million in related transition costs and expenses in conjunction with our Fall 2013 Staff Reduction. The $2.8 million in severance and other employee-related expenses incurred in conjunction with our Fall 2013 Staff Reduction is in addition to the $6.0 million of severance and other employee-related expenses incurred under the 2014 Performance Improvement Plan. See Note 3 to the Notes to Consolidated Financial Statements.

We manage our business by evaluating net sales, gross margins, EBITDA (as defined in Note 13 under Item 6 “Selected Financial Data”), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A “Risk Factors” and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Information and Factors That May Affect Future Results.”

Recent Investment by Rhône Capital L.L.C. Affiliates

On August 19, 2014, we entered into a securities purchase agreement with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holding L.P. (referred to here as Purchasers), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the securities purchase agreement, for aggregate cash consideration of $50 million, we issued to the Purchasers an aggregate of 50,000 shares of our newly designated Series A Serial Preferred Stock, par value $0.01 per share, with detachable warrants to purchase up to 2,452,267 shares of our common stock at an exercise price of $20.39 per share. See Note 21 to the Notes to Consolidated Financial Statements.

Recent Acquisitions and Licenses

In August 2011, we amended our long-term license agreement with Liz Claiborne, Inc. (now known as Kate Spade & Company) and certain of its affiliates and acquired all of the U.S. and international trademarks for the Curve fragrance brands as well as trademarks for certain other smaller fragrance brands. The amendment established a lower effective royalty rate for the remaining licensed fragrance brands, including Juicy Couture and Lucky Brand fragrances, reduced the future minimum guaranteed royalties for the term of the license, and required a pre-payment of royalties for the remainder of calendar 2011. We paid Liz Claiborne, Inc. and its affiliates $58.4 million in cash in connection with this transaction. We capitalized $43.9 million of the $58.4 million cash paid as exclusive brand trademarks and the balance was recorded as a prepaid asset associated with the settlement of royalties for the remainder of calendar year 2011 and the buy-down of future royalties for 2012 and beyond.

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

In June 2012, we also acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands LLC. In connection with the acquisition, we paid Give Back Brands LLC $26.5 million, including $3.6 million for inventory. In addition, we issued to Give Back Brands LLC a subordinated note in the principal amount of $28 million, payable upon the achievement of specified net sales targets for the acquired brands over the three-year period from July 1, 2012 through June 30, 2015. This transaction was accounted for as a business combination. Based on results for fiscal 2013, conditions for the payment of the first and second $5 million installments were satisfied, and such installments were paid during the third quarter of fiscal 2013 and first quarter of fiscal 2014, respectively. During the second quarter of fiscal 2014, we evaluated the probability of achieving the specified sales targets for fiscal 2014 and 2015 based upon updated forecasts, incorporating information from the 2013 holiday season. In the second quarter of fiscal 2014, we determined that it was probable that performance targets for the fiscal years 2014 and 2015 would not be met, and as a result we completely reversed the remaining balance of the contingent liability for potential payments to Give Back Brands LLC. The reversal of the liability resulted in a credit being recorded to selling, general and administrative expenses of $17.2 million in the second quarter of fiscal 2014. See Note 11 to the Notes to Consolidated Financial Statements for further information on the acquisition and allocation of the purchase price.

For ease of reference in this Form 10-K, the acquisitions from New Wave Fragrances LLC and Give Back Brands LLC are referred to herein on a collective basis as the 2012 acquisitions.

Recent Investments

In fiscal 2013 and 2014, we invested a total of $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment was made with the intent of accelerating the growth of the spa business in parallel with the growth of the Elizabeth Arden brand and the Elizabeth Arden brand repositioning. The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2014, is included in other assets on our consolidated balance sheet.

In fiscal 2014, we invested, through a subsidiary, $6.0 million in US Cosmeceutechs, LLC, a skin-care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, is convertible into 50% of the fully diluted equity interest of US Cosmeceutechs, LLC at any time at the option of our subsidiary and also converts automatically upon the satisfaction of certain conditions. Based on our investment in US Cosmeceutechs, LLC and our subsidiary’s controlling rights under the operating agreement, we have determined that US Cosmeceutechs, LLC is a variable interest entity, or VIE, of which we are the primary beneficiary, requiring our consolidation of US Cosmeceutechs, LLC financial statements in accordance with Topic 810, Consolidation. See Note 12 to the Notes to Consolidated Financial Statements.

Subsequently in fiscal 2014, our subsidiary purchased a 30% equity interest in US Cosmeceutechs, LLC from its sole equity member for $3.6 million under the terms of a put-call agreement with such member. Under the terms of the put-call agreement, our subsidiary has an option to purchase the member’s remaining 20% equity interest in US Cosmeceutechs, LLC at specified prices under certain circumstances based on the performance of US Cosmeceutechs, LLC, and similarly the member has the ability to put its interest in US Cosmeceutechs, LLC to us at specified prices under certain circumstances based on the performance of US Cosmeceutechs, LLC. Based on the terms of the put-call agreement, it is likely that our subsidiary would exercise its call option prior to the member exercising his put option. In accordance with Topic 480, Distinguishing Liabilities from Equity, we are required to classify the noncontrolling interest in USC as a “redeemable noncontrolling interest” in the mezzanine section of our consolidated balance sheet.

Also in fiscal 2014, we invested $3 million for a 20% equity interest in a developer of beauty devices. Under the terms of the agreement, we also have a commitment to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, we entered into a license with the device company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, we also have an option to purchase the remaining 60% equity interest in the device company at a specified price under certain circumstances based on the sales performance of the device. See Note 12 to the Notes to Consolidated Financial Statements.

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

We follow the guidance in Topic 350, Intangibles-Goodwill and Other, which simplifies how an entity assesses goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment assessment. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Should a goodwill impairment assessment be necessary, there is a two step process for assessing impairment of goodwill. The first step used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. See Note 1 to the Notes to Consolidated Financial Statements.

We also follow the guidance in Topic 350 for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. Companies are given the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is not required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is “more likely than not” that the asset is impaired.

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

During the quarter ended June 30, 2014, we completed our annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these trademarks, we considered the income approach. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. A hypothetical 10% decrease to the fair value of our Elizabeth Arden trademarks or a hypothetical 1% increase in the discount rate used to estimate fair value would not result in an impairment of our Elizabeth Arden trademarks. During the quarter ended June 30, 2014, we also completed our annual impairment assessment of goodwill using the guidance in Topic 350. The analysis indicated that no impairment adjustment was required. A hypothetical 10% decrease in the fair value of our North America reporting unit would not result in an impairment of our goodwill.

During the fourth quarter of fiscal 2014, we decided (i) not to renew the True Religion license agreement which expired on June 30, 2014, and (ii) not to renew the BCBGMAXAZRIA license agreement once it expires in January 2017. At the time of the acquisition of the licenses from New Wave Fragrances, LLC in May 2012, we assumed we would exercise the renewal options for both licenses and estimated the useful lives to be approximately six years for the True Religion license and 9.5 years for the BCBGMAXAZRIA license. The decision not to exercise the renewal options for both licenses triggered an impairment analysis for each license. As a result, we recorded an impairment charge of $5.8 million during the fourth quarter of fiscal 2014, to reduce the carrying values for both the True Religion and BCBGMAXAZRIA licenses. See Note 7 to the Notes to Consolidated Financial Statements.

As a result of the decline in net sales in fiscal 2014 as compared to fiscal 2013, we also reviewed our other significant license agreements for potential impairment. The assessments of these licenses indicated that no impairment adjustment was required as the estimated undiscounted cash flows from these licenses exceeded the recorded carrying values of the assets. We did determine that although the Justin Bieber and Nicki Minaj licenses were not impaired, a continued decline in the performance of these brands in future periods could result in an impairment charge. At June 30, 2014, the estimated undiscounted cash flows of the Justin Bieber and Nicki Minaj licenses were 32% and 20%, respectively, above their aggregate carrying value of $42.7 million. A hypothetical 10% decrease in the estimated net sales for both the Justin Bieber and Nicki Minaj licenses would not result in an impairment for either license.

Determining future undiscounted cash flows is judgmental in nature and requires the use of significant estimates and assumptions, including net sales projections, operating margins, and future market conditions, among others. We believe our assumptions are reasonable; however, there can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. We will continue to monitor and evaluate the expected future cash flows of our reporting units and the long-term trends of our market capitalization for the purposes of assessing the carrying value of our goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. If market and economic conditions deteriorate, this could increase the likelihood of future material non-cash impairment charges to our results of operations related to our goodwill, indefinite-lived Elizabeth Arden trademarks, or other trademarks and intangible assets.

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

Long-Lived Assets. We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. An impairment loss is recognized to the extent the carrying amount of the asset exceeds its estimated fair value. Because the fair value is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. The same circumstances that could affect the estimated useful life of a long-lived asset, as discussed above, could cause us to change our estimate of the fair value of that asset, which could result in additional charges to net income. We did not record any adjustments to our long-lived assets in fiscal 2014, 2013 or 2012. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Allowances for Sales Returns and Markdowns. As is customary in the prestige beauty business, we grant certain of our customers (primarily North American prestige retailers and specialty beauty stores), subject to our authorization and approval, the right to either return product for credit against amounts previously billed or to receive a markdown allowance. Upon sale to such customers, we record a provision for product returns and markdowns estimated based on our level of sales, historical and projected experience with product returns and markdowns in each of our business segments and with respect to each of our product types, current economic trends and changes in customer demand and customer mix. We make detailed estimates at the segment, product and customer level, which are then aggregated to arrive at a consolidated provision for product returns and markdowns and are reviewed periodically as facts and circumstances warrant. Such provisions and markdown allowances are recorded as a reduction of net sales.

Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales is made to prestige retailers and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. As a percentage of gross sales, our returns and markdowns were 11.1%, 8.6% and 7.3% for the fiscal years ending June 30, 2014, 2013 and 2012, respectively. A hypothetical 5% change in the value of our allowance for sales returns and markdowns as of June 30, 2014 would result in a $1.2 million change to net income.

Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. It is reasonably likely that actual experience will differ from our estimates, which may result in an increase or decrease in the allowance for doubtful accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made. A hypothetical 5% change in the value of our allowance for doubtful accounts receivable as of June 30, 2014 would result in a $0.1 million change to net income.

Provisions for Inventory Obsolescence. We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change. If, for example, demand for our products declines, or if we decide to discontinue certain products, we may need to increase our provision for inventory obsolescence which would result in additional charges to net income. A hypothetical 5% change in the value of our provision for inventory obsolescence as of June 30, 2014 would result in a $1.1 million change to net income.

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

Income Taxes and Valuation Reserves. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider the weight of the available positive and negative evidence, which includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Significant weight is given to positive and negative evidence that is objectively verifiable. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset would likely be charged or credited to net income in the period in which such determination was made.

Based on the weight of the evidence, in particular the authorization of the 2014 Performance Improvement Plan and fiscal 2014 financial results causing us to be in a three-year cumulative U.S. loss position, our management concluded that a non-cash charge of $89.5 million should be recorded as a valuation allowance with respect to our U.S. deferred tax assets. See Note 13 to the Notes to Consolidated Financial Statements.

We recognize in our consolidated financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. While we believe that our assessments of whether our tax positions are more likely than not to be sustained are reasonable, each assessment is subjective and requires the use of significant judgments. As a result, one or more of such assessments may prove ultimately to be incorrect, which could result in a change to net income. See Note 13 to the Notes to Consolidated Financial Statements.

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

Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the fiscal years ended June 30, 2014, 2013 or 2012 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or operating costs resulting from hedge ineffectiveness.

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

The table below summarizes the effect of the pre-tax (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the years ended June 30, 2014, 2013 and 2012.

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Net Sales	$(1,446)	$22	$391
Cost of Sales	116	(447)	(1,284)
Selling, general and administrative expenses	(1,304)	230	451

Total pre-tax (loss)	$(2,634)	$(195)	$(442)

RESULTS OF OPERATIONS

The following table compares our historical results of operations, including as a percentage of net sales, on a consolidated basis, for the years ended June 30, 2014, 2013 and 2012. (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Year Ended June 30,
	2014		2013		2012
Net sales	$1,164,304	100.0%	$1,344,523	100.0%	$1,238,273	100.0%
Cost of sales	686,906	59.0	709,344	52.8	623,985	50.4
Depreciation related to cost of goods sold	7,742	0.7	6,386	0.4	5,257	0.4
Gross profit	469,656	40.3	628,793	46.8	609,031	49.2
Selling, general and administrative expenses	489,803	42.0	517,250	38.5	484,963	39.2
Depreciation and amortization	44,392	3.8	39,583	3.0	28,797	2.3
(Loss) income from operations	(64,539)	(5.5)	71,960	5.3	95,271	7.7
Interest expense	25,825	2.2	24,309	1.8	21,759	1.8
(Loss) income before income taxes	(90,364)	(7.7)	47,651	3.5	73,512	5.9
Provision for income taxes	56,832	4.9	6,940	0.5	16,093	1.3
Net (loss) income	(147,196)	(12.6)	40,711	3.0	57,419	4.6
Net loss attributable to noncontrolling interests(1)	(1,468)	(0.1)	—	—	—	—
Net (loss) income attributable to Elizabeth Arden shareholders	(145,728)	(12.5)	40,711	3.0	57,419	4.6

(1)	See Note 12 to Notes to Consolidated Financial Statements.

	Year Ended June 30,
	2014		2013		2012
Other data:
EBITDA and EBITDA margin(1)	$(12,405)	(1.1)%	$117,929	8.8%	$129,325	10.4%

(1)	For a definition of EBITDA and a reconciliation of net income to EBITDA, see Note 13 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

At June 30, 2014, our operations were organized into the following two operating segments, which also comprise our reportable segments:

•

North America - Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and our global e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas, which are owned and operated by a third-party licensee in which we have a minority investment.

•

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

Segment net sales and profit (loss) exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, (iii) costs and expenses related to the 2014

Performance Improvement Plan, including returns and markdowns, and (iv) acquisition-related costs, including transition costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the fiscal years ended June 30, 2014, 2013 and 2012, and reflects the basis of presentation described in Note 1 - “General Information & Summary of Significant Accounting Policies” and Note 20 - “Segment Data and Related Information” to the Notes to Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Year Ended June 30,
	2014	2013		2012
Segment Net Sales:
North America	$731,164	$857,531		$778,407
International	442,604	486,992		459,866

Total	$1,173,768	$1,344,523		$1,238,273

Reconciliation:
Segment Net Sales	$1,173,768	$1,344,523		$1,238,273
Less:
Unallocated sales returns and markdowns	9,464 (1)	—		—

Net Sales	$1,164,304	$1,344,523		$1,238,273

Segment Profit (Loss):
North America	$66,126	$128,198		$128,692
International	(34,972)	6,425		13,316
Less:
Depreciation and Amortization	52,134	45,969		34,054
Interest expense, net	25,825	24,309		21,759
Consolidation and Elimination Adjustments	(1,127)	912		5,575
Unallocated Corporate Costs and Expenses	44,686 (2)	15,782	(3)	7,108	(4)

(Loss) income Before Income Taxes	$(90,364)	$47,651		$73,512

(1)	Amounts represent $9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(2)	In addition to the returns and markdowns described above in Note 1, amounts for the year ended June 30, 2014, include:

•

$30.2 million of inventory write-downs under our 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products;

•

$16.2 million in expenses under our 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•	$2.8 million of severance and other employee-related expenses and $3.2 million of related transition costs and expenses incurred with respect to Fall 2013 Staff Reduction; and

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets for fiscal years 2014 and 2015 would be met.

(3)	Amounts for the year ended June 30, 2013, include:

•

$14.2 million of inventory–related costs recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisition of licenses and other assets from those companies, and other transition costs and expenses; and

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.

(4)	Amounts for the year ended June 30, 2012, include:

•

$5.3 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the acquisitions from those companies, and other transaction costs associated with such acquisitions; and

•	$0.4 million for product discontinuation charges; and

•	$1.4 million of license termination costs.

The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

(Amounts in thousands)	Year Ended June 30,
	2014	2013	2012
Net Sales:
Elizabeth Arden Brand	$428,565	$478,020	$484,645
Celebrity, Lifestyle, Designer and Other Fragrances	735,739	866,503	753,628

Total	$1,164,304	$1,344,523	$1,238,273

Year Ended June 30, 2014 Compared to Year Ended June 30, 2013

Net Sales. Net sales decreased by 13.4% or $180.2 million for the year ended June 30, 2014, compared to the year ended June 30, 2013. Excluding the unfavorable impact of foreign currency, net sales decreased by 12.8%, or $172.6 million. Net sales include $9.5 million of returns and markdowns recorded as a result of our 2014 Performance Improvement Plan. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

Segment Net Sales:

North America

Net sales decreased by 14.7%, or $126.4 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 14.4%, or $123.6 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $135.9 million due to lower net sales for all significant brands other than John Varvatos, including Taylor Swift, Justin Bieber, Ed Hardy, Juicy Couture, Curve and Elizabeth Taylor. Net sales of Elizabeth Arden branded products decreased by $21.9 million, reflecting lower sales for all product categories. Net sales of distributed brands were $31.4 million higher than the prior year period, primarily due to sales of the One Direction Our Moment fragrance in the prestige channel. Our North America net sales results for the year ended June 30, 2014 were primarily impacted by (i) weaker than anticipated replenishment orders at a number of our non-prestige retail accounts, especially with respect to celebrity fragrances, (ii) efforts to tighten distribution and improve product pricing, (iii) an increased level of highly promotional and discounted activity, and (iv) a higher volume of fragrance launch activity in the prior year.

International

Net sales decreased by 9.1%, or $44.4 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 8.1%, or $39.4 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $22.9 million primarily due to lower net sales for all significant brands other than John Varvatos and Nicki Minaj, including Juicy Couture, Britney Spears, Ed Hardy, Taylor Swift, Giorgio and Justin Bieber fragrances. Net sales of Elizabeth Arden branded products decreased by $21.5 million, primarily due to lower sales of skin-care products and fragrances. Our International results for the current period were impacted by our efforts to maintain product pricing in an environment of highly promotional and discounted activity, as well as weaker replenishment orders and high retail inventory levels and product availability in a number of markets. Net sales were $34.5 million lower in Europe and $7.2 million lower in our travel retail and distributor markets.

Product Category Net Sales:

Elizabeth Arden Brand

Net sales decreased by 10.3%, or $49.5 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 10.1% or $48.3 million. Net sales of skin care products decreased 9.8%, or $22.2 million led by lower sales of Ceramides, and net sales of color cosmetic products decreased 10.3% or $6.7 million. Net sales of fragrances decreased by 11.0%, or $20.5 million, primarily due to lower sales of Red Door, Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea fragrances, partially offset by net sales resulting from the current year launch of UNTOLD.

Celebrity, Lifestyle, Designer and Other Fragrances

Net sales decreased by 15.1%, or $130.8 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 14.3% or $124.3 million. The decrease includes lower net sales for all significant brands other than John Varvatos, including Taylor Swift, Juicy Couture, Justin Bieber, Ed Hardy, Britney Spears, Elizabeth Taylor and Curve fragrances. Sales of distributed brands were $31.3 million higher than the prior year period primarily due to sales of the One Direction Our Moment fragrance in the prestige channel in North America.

Gross Margin. For the years ended June 30, 2014 and 2013, gross margins were 40.3% and 46.8%, respectively. Gross margin in the current year period was negatively impacted by $55.5 million, or 440 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan, product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to the Fall 2013 Staff Reduction. Gross margin in the prior year period was negatively impacted by $36.4 million, or 270 basis points, of inventory-related costs associated with the 2012 acquisitions and product changeover costs and product discontinuation charges associated with the Elizabeth Arden brand repositioning. In addition, the current year gross margin was also lower as a result of (i) higher returns and discounts and allowances in the current year, (ii) lower sales of higher margin fragrances due to a higher volume of launch activity in the prior year period, and (iii) a higher proportion of sales in the current year of distributed brands, which have lower gross margins.

SG&A. Selling, general and administrative expenses decreased by 5.3%, or $27.4 million for the year ended June 30, 2014, compared to the year ended June 30, 2013. The decrease was due to lower marketing and sales expenses of $36.9 million, partially offset by higher general and administrative expenses of $9.5 million. The decrease in marketing and sales expenses was primarily due to higher media and advertising spend in the prior year in support of fragrance launches, higher marketing expenses in the prior year related to the Elizabeth Arden repositioning and lower royalty expense in the current year period due to lower net sales of licensed products. The increase in general and administrative expenses was principally due to (i) $16.2 million in expenses under our 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs, (ii) $9.0 million in higher incentive compensation costs for non-executives, (iii) $2.8 million of severance and other employee-related expenses and $1.4 million of related transition expenses incurred with respect to Fall 2013 Staff Reduction, partially offset by (iv) a credit of $17.2 million for the complete reversal during the second quarter of fiscal 2014 of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination that it is was not probable that the performance targets for the fiscal years 2014 and 2015 would be met. The year ended June 30, 2014, also included $1.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning. The year ended June 30, 2013 also included $0.4 million of transition costs for the 2012 acquisitions, $0.5 million of product changeover expenses related to the Elizabeth Arden brand repositioning and $1.5 million in expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.

Segment Profit

North America

Segment profit decreased by 48.4% or $62.1 million. The decrease in segment profit was due to the lower sales and gross profit, partially offset by lower selling, general and administrative expenses as further discussed above.

International

Segment loss was $35.0 million in the current year compared to a profit of $6.4 million in the prior year. The decrease in segment results was due to the lower sales and gross profit, partially offset by lower selling, general and administrative expenses as further discussed above.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by 17.8% or $12.1 million, for the year ended June 30, 2014, compared to the year ended June 30, 2013, primarily due to higher depreciation expense for in-store counters, displays and molds, tools and dies related to the Elizabeth Arden brand repositioning as well as higher depreciation for leasehold improvements.

Interest Expense. Interest expense, net of interest income, increased 6.2%, or $1.5 million, for the year ended June 30, 2014, compared to the year ended June 30, 2013. The increase was due to the issuance of an additional $100 million aggregate principal amount of 7 3/8% senior notes due in 2021, partially offset by lower average borrowings under our second lien credit facility and the reversal of interest accreted on the potential earnout payments to Give Back Brands, LLC.

Provision for Income Taxes. The pre-tax (loss) income from our domestic and international operations consisted of the following for the years ended June 30, 2014 and 2013:

(Amounts in thousands)	Year Ended
	June 30, 2014	June 30, 2013
Domestic pre-tax loss	$(86,014)	$(17,164)
Foreign pre-tax (loss) income	(4,350)	64,815

Total income before income taxes	$(90,364)	$47,651

Effective tax rate	(62.9)%	14.6%

In the fourth quarter of 2014, we recorded a valuation allowance of $89.5 million against our U.S. deferred tax assets as a non-cash charge to income tax expense. A valuation allowance reduces deferred tax assets to the amount expected to be realized. Recording the valuation allowance does not restrict our ability to utilize U.S. net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of such net operating losses. In reaching our conclusion, we considered a number of items, including the impact that our recently announced 2014 Performance Improvement Plan had on our fiscal 2014 results, and is anticipated to have in fiscal 2015, which caused us to be in a three-year cumulative loss position in the U.S. See Note 13 to the Notes to Consolidated Financial Statements.

The valuation allowance for our net deferred tax assets will not impact our cash flow for a number of years; however, it did have a direct negative impact on net income and shareholders’ equity for the quarter and fiscal year ended June 30, 2014. In addition, it will result in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. A return to sustained profitability in the U.S. is an example of objective positive evidence, which could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowance in the future.

In addition to the valuation allowance recorded, the current year tax rate included a net tax benefit of approximately $0.6 million recorded on a discrete basis, of which (i) a tax expense of approximately $1.5 million related to the settlement of the IRS examination of our U.S. federal tax returns for fiscal 2008 and fiscal 2009, (ii) a net tax benefit of $1.6 million resulted from adjustments to tax positions in prior years related to gross unrecognized tax benefits, (iii) a tax benefit of $0.6 million resulted from an out-of-period adjustment to correct an error related to deferred taxes, and (iv) a tax expense of $0.1 million primarily related to changes in estimates for certain entities. The prior year period included out-of-period adjustments to correct an error related to deferred taxes that increased income tax expense by $0.9 million. The impacts of the out-of-period adjustment in the prior year, as well as other discrete tax adjustments in the prior year were not material to the effective tax rate. See Note 13 to the Notes to Consolidated Financial Statements.

A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income or loss that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate.

Net (Loss) Income Attributable to Elizabeth Arden Shareholders. Net loss attributable to Elizabeth Arden shareholders for the year ended June 30, 2014, was $145.8 million compared to net income attributable to Elizabeth Arden shareholders of $40.7 million for the year ended June 30, 2013. The decrease in the current year was primarily due to lower net sales and gross profit, the $55.9 million of charges incurred in connection with the 2014 Performance Improvement Plan, and the $89.5 million valuation allowance recorded as part of our tax provision.

EBITDA. EBITDA (net income attributable to Elizabeth Arden shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $(12.4) million for the year ended June 30, 2014, represents a decrease of $130.3 million compared to the prior year amount of $117.9 due to the lower gross profit and charges incurred in connection with the 2014 Performance Improvement Plan in the current year period. EBITDA for the year ended June 30, 2014 includes:

•	$15.1 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand;

•

$9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements;

•

$30.2 million of inventory write-downs under our 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products;

•

$16.2 million in expenses under our 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•	$2.8 million of severance and other employee-related expenses and $1.4 million of related transition expenses incurred with respect to Fall 2013 Staff Reduction; and

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential earnout payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets for fiscal years 2014 and 2015 would be met.

EBITDA for the year ended June 30, 2013 included:

•

$13.8 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisition of licenses and certain other assets from those companies and other transition costs;

•	$0.4 million in transition expenses associated with such acquisitions;

•	$23.1 million of non-recurring product changeover costs, product discontinuation charges and expenses related to the Elizabeth Arden brand repositioning; and

•

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

Gross Margin. For the years ended June 30, 2013 and 2012, gross margins were 46.8% and 49.2%, respectively. Gross margin in the current year period was negatively impacted by $36.4 million, or 270 basis points, of inventory-related costs ($6.4 million of which did not require the use of cash in fiscal 2013) associated with the 2012 acquisitions and product changeover costs and product discontinuation charges associated with the Elizabeth Arden brand repositioning. Of the $36.4 million, $22.6 million relates to the brand repositioning, including $12.6 million for non-recurring product changeover costs and $10.0 million for product discontinuation charges. The non-recurring product changeover costs and expenses related to the shipping of new product assortment to retailers to replace the older products. The product discontinuation charges resulted from our strategic decision, based on our evaluation of market demand and the status of the Elizabeth Arden brand repositioning, not to incur the additional costs associated with using existing raw materials and other components related to our older Elizabeth Arden skin care and color cosmetic products to manufacture additional finished goods inventory of such products. This strategic decision was made in order to accelerate the execution of the Elizabeth Arden brand repositioning, which should enable systematic improvement in our gross margins in future periods. Gross margin in the prior year period included $4.9 million, or 40 basis points of inventory related costs primarily for inventory purchased by us from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions. Gross margin was also negatively impacted in the current year period by higher sales discounts and allowances and higher freight costs.

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

The effective tax rate in the current year period was lower as compared to the prior year period due to the domestic operating loss in the current year compared to operating income in the prior year as well as shifts in the ratio of earnings contributions between foreign jurisdictions. The current year period included out-of-period adjustments to correct an error related to deferred taxes that increased income tax expense by $0.9 million. The impact of the out-of-period adjustment in the current year, as well as other discrete tax adjustments in both the current year and prior year were not material to the effective tax rate. See Note 13 to the Notes to Consolidated Financial Statements.

A substantial portion of our consolidated taxable income is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income. As a result, any material shift in the relative proportion of our consolidated taxable income or loss that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate.

Net Income Attributable to Elizabeth Arden Shareholders. Net income attributable to Elizabeth Arden shareholders for the year ended June 30, 2013, was $40.7 million compared to $57.4 million for the year ended June 30, 2012. The decrease in the net income attributable to Elizabeth Arden shareholders was primarily due to higher selling, general and administrative expenses and higher depreciation and amortization expense, partially offset by higher gross profit and the lower effective tax rate in the current year period.

EBITDA. EBITDA (net income attributable to Elizabeth Arden shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense) of $117.9 million for the year ended June 30, 2013 and includes $38.8 million of costs comprised of (i) $13.8 million of inventory–related costs recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisition of licenses and certain other assets from those companies and other transition costs, (ii) $0.4 million in transition expenses recorded in selling, general and administrative expenses associated with such acquisitions, (iii) $23.1 million of non-recurring product changeover costs, product discontinuation charges and expenses related to the Elizabeth Arden brand repositioning, and (iv) $1.5 million in expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies. EBITDA for the year ended June 30, 2012 was $129.3 million and included $7.1 million of costs comprised of (i) $4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the asset acquisitions from those companies, (ii) $0.8 million in transaction costs associated with such acquisitions, (iii) $0.4 million for product discontinuation charges, and (iv) $1.4 million of license termination costs. The decrease in EBITDA in the current year of approximately $11.4 million compared to the prior year was primarily the result of higher selling, general and administrative expenses as discussed above. For a discussion of EBITDA and a reconciliation of net income to EBITDA for the years ended June 30, 2013 and 2012, see Note 13 under Item 6, “Selected Financial Data.”

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2014, approximately 65% of our net sales were made during the first half of our fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Net cash (used in) provided by operating activities	$(38,045)	$62,091	$58,524
Net cash used in investing activities	(51,082)	(48,591)	(153,224)
Net cash provided by (used in) financing activities	83,637	(9,214)	96,760
Net (decrease) increase in cash and cash equivalents	(5,366)	2,594	230

Operating Activities

Cash (used in) provided by our operating activities is driven by net (loss) income adjusted for non-cash expenses and debt extinguishment charges, and changes in working capital. The following chart illustrates our net cash (used in) provided by operating activities during the years ended June 30, 2014, 2013 and 2012:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Net (loss) income	$(147,196)	$40,711	$57,419
Net adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	119,693	51,888	49,121
Net change in assets and liabilities, net of acquisitions (“working capital changes”)	(10,542)	(30,508)	(48,016)

Net cash (used in) provided by operations	$(38,045)	$62,091	$58,524

For the year ended June 30, 2014, net cash used in operating activities was $38.0 million, as compared to net cash provided by operating activities of $62.1 million for the year ended June 30, 2013. Net income decreased by $187.9 million and net adjustments to reconcile net (loss) income to cash used in operating activities increased by $67.8 million, as compared to the prior year. Working capital changes utilized cash of $10.5 million in the current year as compared to $30.5 million in the prior year. Cash utilized by working capital changes in the current period decreased primarily due to lower accounts receivable balances as a result of lower sales in the current year, partially offset by a larger aggregate decrease in accounts payable and other accrued liabilities in the current year due to a reduction in inventory purchases and the timing of payments.

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

Investing Activities

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2014, 2013 and 2012:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Additions to property and equipment	$(46,556)	$(40,523)	$(24,088)
Acquisition of businesses, intangible and other assets	(5,100)	(8,068)	(129,136)
Cash received from consolidation of variable interest entity	574	—	—

Net cash used in investing activities	$(51,082)	$(48,591)	$(153,224)

For the year ended June 30, 2014, net cash used in investing activities of $51.1 million was composed of (i) $46.6 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that is developing a beauty device and $2.1 million associated with a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas, and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. The increase in capital expenditures for the year ended June 30, 2014 is primarily due to (i) expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) computer hardware and software related to the last phase our Oracle global enterprise system, (iii) leasehold improvements associated with the opening of the Elizabeth Arden Red Door Spa at our New York office location, and (iv) tools and dies for fragrance launches.

For the year ended June 30, 2013, net cash used in investing activities of $48.6 million was composed of (i) $40.5 million of capital expenditures, (ii) $7.6 million associated with the minority investment in Elizabeth Arden Salon Holdings, LLC, and (iii) $0.5 million for the acquisition of a license for a cosmetic formula.

For the year ended June 30, 2012, net cash used in investing activities of $153.2 million was composed of $24.1 million of capital expenditures and $129.1 million related to the acquisition of businesses, intangibles and other assets. The cash used for acquisition of businesses, intangibles and other assets was primarily composed of (i) $43.9 million for the acquisition of trademarks for the Curve fragrance brands and certain other smaller fragrance brands from the amendment of the license agreement with Liz Claiborne, (ii) $58.1 million for the acquisition of intangible assets, inventory and other assets from New Wave LLC and (iii) $26.5 million for the acquisition of intangible assets, inventory and other assets from Give Back Brands LLC. During the year ended June 30, 2012, we also paid an aggregate of $0.6 million for the license agreements for a cosmetic formula and patent.

We currently expect to incur approximately $30 million to $35 million in capital expenditures in the year ending June 30, 2015, primarily for computer hardware and software, including amounts related to the last phase of our Oracle global enterprise system, which includes an upgrade to certain of our information systems for our global supply chain and logistics functions, as well as for in-store counters and displays.

Financing Activities

The following chart illustrates our net cash provided by (used in) financing activities during the years ended June 30, 2014, 2013 and 2012:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
(Payments on) proceeds from short-term debt	$(9,782)	$(1,200)	$89,200
Proceeds from long-term debt	106,750	—	—
Repurchase of common stock	(5,393)	(12,905)	—
Proceeds from the exercise of stock options	2,085	7,589	5,570
Payments to noncontrolling interests	(4,979)	—	—
Payments of contingent consideration related to acquisition	(4,914)	(4,960)	—
All other financing activities	(130)	2,262	1,990

Net cash provided by (used in) financing activities	$83,637	$(9,214)	$96,760

For the year ended June 30, 2014, net cash provided by financing activities was $83.6 million, as compared to net cash used in financing activities of $9.2 million for the year ended June 30, 2013 primarily due to the January 2014 issuance of an additional $100 million in aggregate principal amounts of our 7 3/8% senior notes, as discussed below. For the year ended June 30, 2014, borrowings under our credit facility decreased by $10.0 million from a balance of $88.0 million at June 30, 2013, and $2.2 million of short term debt was repaid by US Cosmeceutechs, LLC following our investment. Additionally, at June 30, 2014, short-term debt included $2.4 million in outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc. In addition, for the year ended June 30, 2014, (i) repurchases of common stock totaled $5.4 million, (ii) payments of contingent consideration related to the acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $4.9 million, (iii) payments related to the noncontrolling interests in US Cosmeceutechs, LLC totaled $5.0 million, and (iv) proceeds from the exercise of stock options were $2.1 million.

On January 30, 2014, we issued an additional $100 million aggregate principal amount of our 7 3/8% senior notes due March 2021. The original 7 3/8% senior notes issued on January 21, 2011, and the additional 7 3/8% senior notes issued on January 30, 2014, have the same terms and are treated as a single series under the same indenture. The additional 7 3/8% senior notes were sold at 106.75% of their principal amount, and the premium received will be amortized over the remaining life of the 7 3/8% senior notes. We incurred approximately $2.2 million of debt financing costs in connection with the offering.

For the year ended June 30, 2013, net cash used in financing activities was $9.2 million, as compared to net cash provided by financing activities of $96.8 million for the year ended June 30, 2012. During fiscal 2012, we issued $250 million aggregate principal amount of our 7 3/8% senior notes. For the year ended June 30, 2013, borrowings under our credit facility decreased by $1.2 million from a balance of $89.2 million at June 30, 2012. Repurchases of common stock totaled $12.9 million and payments of contingent consideration related to the fiscal 2012 acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $5.0 million. There were no repurchases of common stock during the fiscal year ended June 30, 2012. Proceeds from the exercise of stock options were $7.6 million for the fiscal year ended June 30, 2013 compared to $5.6 million for the prior fiscal year.

Interest paid during the year ended June 30, 2014, included $19.4 million of interest payments on the 7 3/8% senior notes, $3.6 million of interest paid on the borrowings under our credit facility and $0.1 million of interest paid on our second lien credit facility. Interest paid during the year ended June 30, 2013, included $18.4 million of interest payments on the 7 3/8% senior notes 21, $3.6 million of interest paid on the borrowings under our credit facility and $0.7 million of interest paid on our second lien credit facility. Interest paid during the year ended June 30, 2012, included $21.3 million of interest payments on the 7 3/8% senior notes due to the timing of interest payments following the issuance of such notes in January 2011 and $2.2 million of interest paid on the borrowings under our credit facility.

At June 30, 2014, we had approximately $56.3 million of cash, of which $49.9 million was held outside of the United States primarily in Switzerland, South Africa, and Brazil. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

Debt and Contractual Financial Obligations and Commitments. At June 30, 2014, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including current portion	$350,000	$—	$—	$—	$350,000
Interest payments on long-term debt(1)	174,237	25,813	51,626	51,626	45,172
Operating lease obligations	84,426	19,547	29,763	16,404	18,712
Capital lease obligations	55	18	37	—	—
Purchase obligations(2)	272,805	196,872	62,689	12,579	665
Other long-term obligations(3)	8,510	624	7,886	—	—

Total	$890,033	$242,874	$152,001	$80,609	$414,549

(1)	Consists of interest at the rate of 7 3/8% per annum on the $350 million aggregate principal amount of 7 3/8% senior notes. See Note 9 to the Notes to Consolidated Financial Statements.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Excludes $13.2 million of gross unrecognized tax benefits recorded net of certain tax attributes in non-current deferred tax assets that, if not realized, would ultimately result in cash payments. We cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due. See Note 13 to the Notes to Consolidated Financial Statements.

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

We have a $300 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. See Note 8 to the Notes to Consolidated Financial Statements. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility matures in January 2016.

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

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for each of the quarters during fiscal 2014 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2014. We were in compliance with all applicable covenants under the credit facility for the quarter and year ended June 30, 2014.

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

At June 30, 2014, the Applicable Margin was 2.25% for LIBOR loans and 0.75% for prime rate loans. The commitment fee on the unused portion of the credit facility at June 30, 2014 was 0.50%. For both the years ended June 30, 2014 and 2013, the weighted average annual interest rate on borrowings under our credit facility was 2.1%.

We also have a second lien facility agreement with JPMorgan Chase Bank, N.A. providing us the ability to borrow up to $30 million on a revolving basis. The second lien facility also matures in January 2016. The second lien facility is collateralized by a second priority lien on all of our U.S. accounts receivable and inventories, and the interest on borrowings charged under the second lien facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the second lien facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the second lien facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the second lien facility. To the extent we borrow amounts under the second lien facility, we have the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

At June 30, 2014, we had $78.0 million in borrowings and $3.3 million in letters of credit outstanding under the credit facility and no borrowings under our second lien facility. At June 30, 2014, based on eligible accounts receivable and inventory available as collateral, an additional $91.9 million in the aggregate could be borrowed under our credit facility and our second lien facility. In addition, we also had $2.4 million in outstanding borrowings under a credit facility between a foreign subsidiary and HSBC Bank plc. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

At June 30, 2014, we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

Dividends on the preferred stock issued on August 19, 2014 are due on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2014. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of our common stock for which the outstanding warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. Pursuant to a shareholders agreement entered into concurrently with the securities purchase agreement, each quarter we will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under our indenture for the 7 3/8% senior notes, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the board of directors, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on our common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. See Note 21 to the Notes to Consolidated Financial Statements.

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

As noted above, our credit facility has only one financial covenant, a debt service coverage ratio that applies only if we do not have the requisite average borrowing base capacity as set forth under the credit facility. Based upon our internal projections, we do not anticipate that our borrowing base capacity will fall below the requisite average borrowing base capacity during the next twelve months. A deterioration in the economic and retail environment or continued challenges in our operating performance, however, could cause us to default under our credit facility if we do not have the requisite average borrowing base capacity and also fail to meet the financial maintenance covenant set forth in the credit facility. In such an event, we would not be allowed to borrow under the credit facility or second lien facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility or second lien facility that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under either borrowing facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

Repurchases of Common Stock. We have an existing stock repurchase program pursuant to which our board of directors has authorized the repurchase of $120 million of common stock and that is scheduled to expire on November 30, 2014. On August 5, 2014, our board of directors extended the stock repurchase program through November 30, 2016.

For the fiscal year ended June 30, 2014, we repurchased 155,214 shares of common stock on the open market under the stock repurchase program at an average price of $34.75 per share and at a cost of $5.4 million, including sales commissions. As of June 30, 2014, we had repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method. See Note 14 to Notes to Consolidated Financial Statements.

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

•	our ability to implement our 2014 Performance Improvement Plan, our ability to realize the anticipated benefits of our 2014 Performance Improvement Plan and/or changes in the timing of such benefits;

•

whether we will incur higher than anticipated costs, expenses or charges related to the implementation of our 2014 Performance Improvement Plan or any additional restructuring or cost savings activities, and/or changes in the expected timing of such costs, expenses or charges;

•

decisions or actions resulting from our continued reexamination of our business, including implementing any additional restructuring activities, and the timing and amount of any costs, expenses or charges that may be incurred as a result or the benefits anticipated to result from any such decisions or actions;

•	our ability to realize anticipated benefits from the strategic investment made by affiliates of Rhône Capital L.L.C. in our Company;

•

factors affecting our relationships with our customers or our customers’ businesses, including the absence of contracts with customers, our customers’ financial condition, reduction in consumer traffic or demand, and changes in the retail, fragrance and cosmetic industries, such as the consolidation of retailers and the associated closing of retail doors as well as retailer inventory control practices, including, but not limited to, levels of inventory carried at point of sale and practices used to control inventory shrinkage;

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

•

our reliance on third-party manufacturers for substantially all of our owned and licensed products and our absence of contracts with suppliers of distributed brands, raw materials and components for manufacturing of owned and licensed brands;

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

•

our ability to (i) implement our growth strategy and acquire or license additional brands or secure additional distribution arrangements, (ii) successfully and cost-effectively integrate acquired businesses or new brands, (iii) successfully expand our geographic presence and distribution channels, and (iv) finance our growth strategy and our working capital requirements;

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

•	the success of our global Elizabeth Arden brand repositioning efforts and global business strategy;

•

the impact of tax audits, including the ultimate outcome of the pending Internal Revenue Service examination of our U.S. federal tax returns for the fiscal years ended June 30, 2010, 2011 and 2012, changes in tax laws or tax rates, and our ability to utilize our deferred tax assets, and/or the establishment of valuation allowances related thereto;

•

our ability to effectively implement, manage and maintain our global information systems and maintain the security of our confidential data and our employees’ and customers’ personal information, including our ability to successfully and cost-effectively implement the last phase of our Oracle global enterprise system;

•	our reliance on third parties for certain outsourced business services, including information technology operations, logistics management and employee benefit plan administration;

•

the potential for significant impairment charges relating to our trademarks, goodwill, investments in other entities or other intangible assets that could result from a number of factors, including such entities’ business performance or downward pressure on our stock price; and

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

Interest Rate Risk

As of June 30, 2014, we had $78.0 million in borrowings and $3.3 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien term facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the year ended June 30, 2014, and assuming there had been a two percentage point (200 basis points) change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2014 would have increased or decreased by approximately $2.5 million. See Note 8 to the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 120 countries around the world. During the fiscal year ended June 30, 2014, we derived approximately 43% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

As of June 30, 2014, our subsidiaries outside the United States held 35% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency of our subsidiaries into the U.S. dollar at current exchange rates is included in accumulated other comprehensive (loss) income in our consolidated balance sheets.

As of June 30, 2014, we had notional amounts of 20.0 million British pounds and 19.3 million Euros under open foreign currency contracts that expire between July 31, 2014 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2014, we had notional amounts of 12.3 million Canadian dollars and 12.0 million Australian dollars open under foreign currency contracts that expire between July 31, 2014 and May 31, 2015 used to hedge forecasted cost of sales.

We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the year ended June 30, 2014 from settled contracts was approximately $0.7 million. At June 30, 2014, the unrealized loss, net of taxes, associated with these open contracts of approximately $2.2 million is included in accumulated other comprehensive (loss) income in our consolidated balance sheet. See Note 17 to the Notes to Consolidated Financial Statements.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. As of June 30, 2014, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the year ended June 30, 2014, was $1.6 million.

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

Report of Management

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2014 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of the other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2014.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting for the year ended June 30, 2014, and has expressed an unqualified opinion in their report, which is included herein.

/s/ E. Scott Beattie	/s/ Rod R. Little
E. Scott Beattie Chairman, President and Chief Executive Officer	Rod R. Little Executive Vice President and Chief Financial Officer

August 25, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elizabeth Arden, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

August 25, 2014

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except shares and par value)

	As of
	June 30, 2014	June 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$56,308	$61,674
Accounts receivable, net	160,806	211,763
Inventories	338,826	310,934
Deferred income taxes	3,742	35,850
Prepaid expenses and other assets	48,076	37,458

Total current assets	607,758	657,679

Property and equipment, net	116,806	106,588
Exclusive brand licenses, trademarks and intangibles, net	275,004	296,416
Goodwill	31,607	21,054
Debt financing costs, net	7,225	6,536
Deferred income taxes	5,213	1,442
Other	18,040	14,017

Total assets	$1,061,653	$1,103,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$80,418	$88,000
Accounts payable - trade	81,660	115,180
Other payables and accrued expenses	111,953	90,179

Total current liabilities	274,031	293,359

Long-term Liabilities
Long-term debt	356,432	250,000
Deferred income taxes and other liabilities	54,648	45,091

Total long-term liabilities	411,080	295,091

Total liabilities	685,111	588,450

Redeemable noncontrolling interest (see Note 12)	5,553	—

Commitments and contingencies (see Note 10)

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,599,106 and 34,338,422 shares issued, respectively	346	343
Additional paid-in capital	356,260	349,060
Retained earnings	112,337	258,065
Treasury stock (4,841,308 and 4,686,094 shares at cost, respectively)	(93,169)	(87,776)
Accumulated other comprehensive (loss) income	(4,785)	(4,410)

Total shareholders’ equity	370,989	515,282

Total liabilities and shareholders’ equity	$1,061,653	$1,103,732

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended June 30,
	2014	2013	2012
Net sales	$1,164,304	$1,344,523	$1,238,273
Cost of goods sold:
Cost of sales	686,906	709,344	623,985
Depreciation related to cost of goods sold	7,742	6,386	5,257

Total cost of goods sold	694,648	715,730	629,242

Gross profit	469,656	628,793	609,031

Operating expenses
Selling, general and administrative	489,803	517,250	484,963
Depreciation and amortization	44,392	39,583	28,797

Total operating expenses	534,195	556,833	513,760

(Loss) income from operations	(64,539)	71,960	95,271

Interest expense	25,825	24,309	21,759

(Loss) income before income taxes	(90,364)	47,651	73,512
Provision for income taxes	56,832	6,940	16,093

Net (loss) income	(147,196)	40,711	57,419
Net loss attributable to noncontrolling interests (See Note 12)	(1,468)	—	—

Net (loss) income attributable to Elizabeth Arden shareholders	$(145,728)	$40,711	$57,419

Net (loss) income per common share attributable to Elizabeth Arden shareholders:
Basic	$(4.90)	$1.37	$1.97

Diluted	$(4.90)	$1.33	$1.91

Weighted average number of common shares:
Basic	29,720	29,672	29,115

Diluted	29,720	30,539	30,111

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	Year Ended June 30,
	2014	2013	2012
Net (loss) income	$(147,196)	$40,711	$57,419

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments(1)	2,385	(6,004)	(5,551)
Net unrealized cash flow hedging (losses) gains(2)	(2,760)	428	1,576

Total other comprehensive (loss) income, net of tax	(375)	(5,576)	(3,975)

Comprehensive (loss) income	(147,571)	35,135	53,444
Net loss attributable to noncontrolling interests	(1,468)	—	—

Comprehensive (loss) income attributable to Elizabeth Arden shareholders	$(146,103)	$35,135	$53,444

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S subsidiaries.
(2)	Net of tax benefit of $420 for the year ended June 30, 2014, and net of tax expense of $26 and $606 for the years ended June 30, 2013 and 2012, respectively.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance as of July 1, 2011	33,453	$334	$327,226	$159,935	(4,353)	$(74,871)	$5,141	$417,765
Issuance of common stock upon exercise of options	439	5	5,565	—	—	—	—	5,570
Issuance of restricted stock, net of forfeitures and tax withholdings	(177)	(2)	(2,098)	—	—	—	—	(2,100)
Issuance of common stock for employee stock purchase plan	74	1	1,989	—	—	—	—	1,990
Amortization of share-based awards	—	—	5,057	—	—	—	—	5,057
Excess tax benefit from share-based awards	—	—	(39)	—	—	—	—	(39)
Other	—	—	40	—	—	—	—	40
Net income attributable to Elizabeth Arden shareholders	—	—	—	57,419	—	—	—	57,419
Foreign currency translation adjustments	—	—	—	—	—	—	(5,551)	(5,551)
Net unrealized cash flow hedging gain	—	—	—	—	—	—	1,576	1,576

Balance as of June 30, 2012	33,789	$338	$337,740	$217,354	(4,353)	$(74,871)	$1,166	$481,727

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance as of July 1, 2012	33,789	$338	$337,740	$217,354	(4,353)	$(74,871)	$1,166	$481,727
Issuance of common stock upon exercise of options, net of tax withholdings of $1,444	512	5	6,140	—	—	—	—	6,145
Issuance of restricted stock, net of forfeitures and tax withholdings	(30)	—	(2,748)	—	—	—	—	(2,748)
Issuance of common stock for employee stock purchase plan	67	—	2,267	—	—	—	—	2,267
Amortization of share-based awards	—	—	5,607	—	—	—	—	5,607
Repurchase of common stock	—	—	—	—	(333)	(12,905)	—	(12,905)
Excess tax benefit from share-based awards	—	—	(22)	—	—	—	—	(22)
Other	—	—	76	—	—	—	—	76
Net income attributable to Elizabeth Arden shareholders	—	—	—	40,711	—	—	—	40,711
Foreign currency translation adjustments	—	—	—	—	—	—	(6,004)	(6,004)
Net unrealized cash flow hedging gain	—	—	—	—	—	—	428	428

Balance as of June 30, 2013	34,338	$343	$349,060	$258,065	(4,686)	$(87,776)	$(4,410)	$515,282

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance as of July 1, 2013	34,338	$343	$349,060	$258,065	(4,686)	$(87,776)	$(4,410)	$515,282
Issuance of common stock upon exercise of options, net of tax withholdings of $1,428	159	2	655	—	—	—	—	657
Issuance of restricted stock, net of forfeitures and tax withholdings	24	—	(1,197)	—	—	—	—	(1,197)
Issuance of common stock for employee stock purchase plan	78	1	2,135	—	—	—	—	2,136
Amortization of share-based awards	—	—	5,783	—	—	—	—	5,783
Repurchase of common stock	—	—	—	—	(155)	(5,393)	—	(5,393)
Excess tax benefit from share-based awards	—	—	(192)	—	—	—	—	(192)
Other	—	—	16	—	—	—	—	16
Net loss attributable to Elizabeth Arden shareholders	—	—	—	(145,728)	—	—	—	(145,728)
Foreign currency translation adjustments	—	—	—	—	—	—	2,385	2,385
Net unrealized cash flow hedging loss	—	—	—	—	—	—	(2,760)	(2,760)

Balance as of June 30, 2014	34,599	$346	$356,260	$112,337	(4,841)	$(93,169)	$(4,785)	$370,989

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended June 30,
	2014	2013	2012
Operating activities:

Net (loss) income	$(147,196)	$40,711	$57,419
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	52,134	45,969	34,054
Asset impairments	6,490	—	—
Amortization of senior note offering and credit facility costs	1,499	1,367	1,247
Amortization of senior note premium	(318)	—	—
Amortization of share-based awards	5,783	5,607	5,057
Deferred income taxes	54,105	(1,055)	8,763
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	53,082	(25,112)	(25,177)
Increase in inventories	(24,748)	(21,597)	(23,836)
(Increase) decrease in prepaid expenses and other assets	(10,916)	7,053	(5,404)
(Decrease) increase in accounts payable	(33,384)	39,390	17,899
Increase (decrease) in other payables and accrued expenses	4,352	(29,612)	(11,093)
Other	1,072	(630)	(405)

Net cash (used in) provided by operating activities	(38,045)	62,091	58,524

Investing activities:
Additions to property and equipment	(46,556)	(40,523)	(24,088)
Acquisition of businesses, intangibles and other assets	(5,100)	(8,068)	(129,136)
Cash received from consolidation of variable interest entity	574	—	—

Net cash used in investing activities	(51,082)	(48,591)	(153,224)

Financing activities:
(Payments on) proceeds from short-term debt	(9,782)	(1,200)	89,200
Proceeds from long-term debt	106,750	—	—
Repurchase of common stock	(5,393)	(12,905)	—
Proceeds from the exercise of stock options	2,085	7,589	5,570
Proceeds from the issuance of common stock under the employee stock purchase plan	2,136	2,267	1,990
Payments of contingent consideration related to acquisition	(4,914)	(4,960)	—
Payments to noncontrolling interests	(4,979)	—	—
Financing fees paid	(2,173)	—	—
Payments under capital lease obligations	(93)	(5)	—

Net cash provided by (used in) financing activities	83,637	(9,214)	96,760

Effects of exchange rate changes on cash and cash equivalents	124	(1,692)	(1,830)
Net (decrease) increase in cash and cash equivalents	(5,366)	2,594	230
Cash and cash equivalents at beginning of year	61,674	59,080	58,850

Cash and cash equivalents at end of year	$56,308	$61,674	$59,080

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year, net of amounts capitalized	$23,100	$22,724	$23,425

Income taxes paid during the year	$8,762	$10,233	$8,760

Supplemental Disclosure of Non-Cash Flow Information:
Additions to property and equipment (not included above)	$5,315	$8,340	$5,371

Acquisition of intangibles and other assets (not included above)	$—	$—	$29,125

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	General Information and Summary of Significant Accounting Policies

Organization and Business Activity. Elizabeth Arden, Inc. (the “Company” or “our”) is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 120 countries internationally.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company’s wholly-owned domestic and international subsidiaries as well as a variable interest entity (“VIE”) of which the Company is the primary beneficiary in accordance with consolidation accounting guidance. See Note 12 for information on the consolidated VIE. All significant intercompany accounts and transactions have been eliminated in consolidation.

Acquisitions. In May 2012, the Company acquired the global licenses and certain assets, including inventory, related to the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands from New Wave Fragrances, LLC (“New Wave”). In June 2012, the Company also acquired the global licenses and certain assets, including inventory, related to the Justin Bieber and Nicki Minaj fragrance brands from Give Back Brands LLC (“Give Back Brands”). See Note 11. For ease of reference in these Notes to Consolidated Financial Statements, the asset acquisitions from New Wave and Give Back Brands are referred to herein, on a collective basis, as the “2012 Acquisitions.”

Investments. In fiscal 2013 and 2014, the Company invested a total of $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2014, is included in other assets on the Company’s consolidated balance sheet. See Note 12 for additional information on this investment.

In fiscal 2014, the Company through a subsidiary invested $6.0 million in US Cosmeceutechs, LLC (“USC”), a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, is convertible into 50% of the fully diluted equity interest of USC at any time at the option of our subsidiary and also converts automatically upon the satisfaction of certain conditions. Based on the Company’s investment in USC and the Company’s subsidiary’s controlling rights under the operating agreement, the Company has determined that USC is a variable interest entity, or VIE, of which the Company is the primary beneficiary, requiring consolidation of USC financial statements in accordance with Topic 810, Consolidation. See Note 12 for additional information on this investment and the consolidated VIE.

In fiscal 2014, the Company invested $3 million for a 20% equity interest in a company that is developing a beauty device (the “Device Company”). The investment has been accounted for using the equity method and at June 30, 2014, is included in other assets on the consolidated balance sheet. See Note 12 for additional information on this equity investment.

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

Revenue Recognition. Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectability of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances, which are granted to certain of the Company’s customers and are subject to the Company’s authorization and approval. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2014, 2013 and 2012, one customer accounted for an aggregate of 12%, 11% and 13%, respectively, of the Company’s net sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as their functional currency are translated at year-end rates of exchange, while sales and expenses are translated at weighted average rates of exchange. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other accumulated comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in net unrealized gains of $2.4 million for the year ended June 30, 2014, and net unrealized losses of $6.0 million and $5.6 million for the years ended June 30, 2013 and 2012, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries’ statements of operations. Such net losses totaled $0.8 million, $1.5 million and $4.2 million, in the years ended June 30, 2014, 2013 and 2012, respectively.

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

Indefinite-Lived and Long-Lived Assets. Goodwill and intangible assets with indefinite lives are not amortized, but rather assessed for impairment at least annually. An annual impairment assessment is performed during the Company’s fourth fiscal quarter or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangible assets may not fully be recoverable. The Company follows the guidance in Topic 350, Intangibles-Goodwill and Other, which simplifies how an entity assesses goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment assessment. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Should a goodwill impairment assessment be necessary, there is a two step process for assessing impairment of goodwill. The first step used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment by comparing the estimated fair value of the goodwill and intangible assets to their respective carrying values. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value.

Long-lived assets are reviewed for impairment upon the occurrence of specific triggering events. The impairment assessment is based on a comparison of the carrying value of such assets against the undiscounted future cash flows expected to be generated by such assets. If an impairment is identified, the carrying value of the asset is adjusted to estimated fair value. During the fourth quarter of fiscal 2014, the Company decided (i) not to renew the True Religion license agreement which expired on June 30, 2014, and (ii) not to renew the BCBGMAXAZRIA license agreement once it expires in January 2017. At the time of the acquisition of the licenses from New Wave Fragrances LLC in May 2012, the Company assumed it would exercise its renewal options for both licenses and estimated the useful lives to be approximately six years for the True Religion license and 9.5 years for the BCBGMAXAZRIA license. The decision not to exercise the renewal options for both licenses triggered an impairment analysis for each license. As a result, the Company recorded an impairment charge of approximately $5.8 million during the fourth quarter of fiscal 2014, to reduce the carrying values for both the True Religion and BCBGMAXAZRIA licenses.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As a result of the decline in net sales in fiscal 2014 as compared to fiscal 2013, the Company also reviewed its other significant license agreements for potential impairment. The assessments of these licenses indicated that no impairment adjustment was required as the estimated undiscounted cash flows from these licenses exceeded the recorded carrying values of the assets. The Company did determine that although the Justin Bieber and Nicki Minaj licenses were not impaired, a continued decline in the performance of these brands in future periods could result in an impairment charge. At June 30, 2014, the estimated undiscounted cash flows of the Justin Bieber and Nicki Minaj licenses were 32% and 20%, respectively, above their aggregate carrying value of $42.7 million.

The Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long-term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. There were no triggering events identified, and therefore no such adjustments were recorded for the years ended June 30, 2013 or 2012. See Note 7.

Leases. The Company leases distribution equipment, office and computer equipment, and vehicles. The Company also has operating leases for office and retail space, as well as capital leases for computer equipment and software. The Company reviews all of its leases to determine whether they qualify as operating or capital leases. Leasehold improvements are capitalized and amortized over the lesser of the useful life of the asset or current lease term. The Company accounts for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

Debt Issuance Costs and Debt Premium. Debt issuance costs, transaction fees and debt premium, which are associated with the issuance of the senior notes, the revolving credit facility and the second lien facility (see Note 8), are being amortized and charged to interest expense, or in the case of debt premium recorded as interest income, over the term of the related notes or the term of the applicable credit facility. In any period in which the senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed and the unamortized debt premium relating to the notes being redeemed is recorded as a reduction in interest expense. In addition, termination costs related to interest rate swaps are amortized to interest expense over the remaining life of the related notes. See Note 9.

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

Advertising and Promotional Costs. Advertising and promotional costs that are paid directly to customers for goods and services provided (primarily co-op advertising and certain direct selling costs) are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs that are not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs include promotions, direct selling, co-op advertising and media placement. Advertising and promotional costs for the years ended June 30, 2014, 2013 and 2012 were as follows:

	Year Ended June 30,
(Amounts in millions)	2014	2013	2012
Advertising and promotional costs	$367.8	$414.1	$353.1

Income Taxes. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities and certain other adjustments. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or, that future deductibility is uncertain. During the fourth quarter of fiscal 2014, the Company’s board of directors approved a broad restructuring and cost savings program

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

that is intended to reduce the size and cost of the Company’s overhead structure and exit low-return businesses, customers and brands to improve gross margins and profitability in fiscal 2015 and the long term (the “2014 Performance Improvement Plan”). Based on a number of items including the impact that the 2014 Performance Improvement Plan had on our fiscal 2014 results, and is anticipated to have in fiscal 2015, which caused the Company to be in a three-year cumulative U.S. loss position, Company management concluded that a non-cash charge of $89.5 million was required relating to a valuation allowance with respect to the Company’s U.S. deferred tax assets. See Notes 3 and 13.

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

Hedge Contracts. The Company has designated each foreign currency contract entered into as of June 30, 2014, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive (loss) income on the consolidated balance sheet. Gains and losses will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately.

Other Payables and Accrued Expenses. A summary of the Company’s other payables and accrued expenses as of June 30, 2014 and 2013, is as follows:

(Amounts in thousands)	June 30, 2014	June 30, 2013
Accrued employee-related benefits	$21,325	$12,605
Accrued advertising, promotion and royalties	29,613	26,668
Accrued value added taxes	5,077	6,395
Accrued interest	7,939	6,200
Freight	4,005	5,093
Other accruals	43,994	33,218

Total other payables and accrued expenses	$111,953	$90,179

Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive (loss) income items. The Company’s accumulated other comprehensive (loss) income shown on the consolidated balance sheets at June 30, 2014 and June 30, 2013, consists of foreign currency translation adjustments, which are not adjusted for income taxes as such amounts relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company’s foreign currency contracts, respectively.

The components of accumulated other comprehensive (loss) income as of June 30, 2014, 2013 and 2012, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Cumulative foreign currency translation adjustments	$(2,622)	$(5,007)	$997
Unrealized hedging (loss) gain, net of taxes	(2,163)	597	169

Accumulated other comprehensive (loss) income	$(4,785)	$(4,410)	$1,166

Fair Value of Financial Instruments. The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. The Company follows the guidance under Topic 820, Fair Value Measurements and Disclosures. The fair value of the Company’s senior notes and all other financial instruments was not materially different than their carrying value as of June 30, 2014, and June 30, 2013. See Note 16.

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

Out-Of-Period Adjustments. During the year ended June 30, 2014, the Company recorded two out-of-period adjustments to correct errors for deferred taxes and taxes recoverable in one of our foreign affiliates. For the year ended June 30, 2014, income before income taxes decreased by $0.5 million, income tax expense decreased by $0.8 million, and net income attributable to Elizabeth Arden shareholders increased by $0.3 million. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

During the year ended June 30, 2013, the Company recorded out-of-period adjustments to correct an error related to deferred taxes. Income tax expense increased and net income decreased by $0.9 million. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

NOTE 2.	Net Income Per Share attributable to Elizabeth Arden shareholders

Basic net (loss) income per share attributable to Elizabeth Arden shareholders is computed by dividing the net (loss) income attributable to Elizabeth Arden shareholders by the weighted average shares of the Company’s outstanding Common Stock. The calculation of net (loss) income attributable to Elizabeth Arden shareholders per diluted share is similar to basic net (loss) income per share attributable to Elizabeth Arden shareholders except that the denominator includes potentially dilutive Common Stock, such as stock options and non-vested restricted stock and restricted stock units. For the year ended June 30, 2014, diluted net loss per share equals basic net loss per share as the assumed exercise of stock options, non-vested restricted stock and restricted stock units, and the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

The following table represents the computation of net (loss) income per share attributable to Elizabeth Arden shareholders:

	Year Ended June 30,
(Amounts in thousands, except per share data)	2014	2013	2012
Basic
Net (loss) income attributable to Elizabeth Arden shareholders	$(145,728)	$40,711	$57,419

Weighted average shares outstanding	29,720	29,672	29,115

Net (loss) income per basic share attributable to Elizabeth Arden shareholders	$(4.90)	$1.37	$1.97

Diluted
Net (loss) income attributable to Elizabeth Arden shareholders	$(145,728)	$40,711	$57,419

Weighted average basic shares outstanding	29,720	29,672	29,115
Potential common shares - treasury method	—	867	996

Weighted average shares and potential diluted shares	29,720	30,539	30,111

Net (loss) income per diluted share attributable to Elizabeth Arden shareholders	$(4.90)	$1.33	$1.91

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table shows the number of shares of Common Stock subject to options and restricted stock and restricted stock unit awards that were outstanding for the years ended June 30, 2014, 2013 and 2012, which were not included in the net income per diluted share attributable to Elizabeth Arden shareholders calculation because to do so would have been anti-dilutive:

	Year Ended June 30,
	2014	2013	2012
Number of shares	623,805	90,100	—

NOTE 3.	2014 Performance Improvement Plan and Other Restructuring

The 2014 Performance Improvement Plan, approved by the Board of Directors on June 23, 2014, includes the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, the elimination of approximately 175 employee positions globally and the closing of the Company’s Puerto Rico affiliate. The Company currently estimates that the 2014 Performance Improvement Plan will result in pre-tax charges beginning in the fourth fiscal quarter of 2014 and through fiscal 2015 of $65 million to $72 million.

The estimated pre-tax charges for the 2014 Performance Improvement Plan consist of:

(i) approximately $17 million to $20 million of exit and contract termination costs related to the closing of the Company’s Puerto Rico affiliate, the exiting of unprofitable doors and changes in customer, distribution and supply chain relationships;

(ii) approximately $11 million to $12 million for employee severance and other related one-time costs (including those related to the closing of the Company’s Puerto Rico affiliate); and

(iii) approximately $37 million to $40 million related to asset impairments, including approximately $17 million to $18 million associated with intangible asset and inventory impairments and exit costs caused by the expiration, non-renewal or wind-down of fragrance license agreements, and $20 million to $22 million associated with discontinuations of certain products, including $7.5 million related to certain Elizabeth Arden branded skincare and color products developed prior to the Elizabeth Arden brand repositioning.

During the fourth quarter of fiscal 2014, the Company incurred approximately $55.9 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. The pre-tax charges for the year ended June 30, 2014 consisted of the following:

(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total
Returns and markdowns(1)	$9,464	$—	$—	$9,464
Inventory write-downs(2)	—	30,185	—	30,185
Asset impairments and related charges(3)	—	—	9,674	9,674
Severance and other employee-related costs(4)	—	—	6,038	6,038
Other(5)	—	—	531	531

Total	$9,464	$30,185	$16,243	$55,892

(1)	Related to the closing of the Company’s Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(2)	Related to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products.
(3)	Related primarily to the non-renewal and expiration of fragrance license agreements.
(4)	Severance and other employee-related costs associated with reduction in global headcount positions.
(5)	Consists primarily of vendor contract termination costs and transition expenses.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2014, the related liability balance and activity for costs associated with the 2014 Performance Improvement Plan are as follows:

(Amounts in thousands)	Severance and Other Employee- Related Costs	Other	Total
Accruals(1)	$6,038	$531	$6,569
Cash payments	(611)	—	(611)

Liability balance at June 30, 2014(2)	$5,427	$531	$5,958

(1)	Included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
(2)	The Company expects to pay the balance of these liabilities during fiscal 2015.

In August 2013, the Company separately announced that it expected to incur approximately $5 million in severance and other employee-related expenses, and related transition costs and expenses in fiscal 2014 due to the Company’s decision to eliminate certain sales and other positions across various business units that were being eliminated to derive expense savings and additional operating efficiencies (the “Fall 2013 Staff Reduction”). In the third quarter of fiscal 2014, the Company increased its estimate of the expenses to be incurred in connection with the Fall 2013 Staff Reduction from $5 million to $6 million. During the fiscal year ended June 30, 2014, the Company incurred a total of $6.0 million of severance and other employee-related expenses, and related transition costs in connection with the Fall 2013 Staff Reduction, of which $2.8 million was recorded in selling, general, and administrative expenses, and $3.2 million was recorded in cost of goods sold. All restructuring expenses related to the Fall 2013 Staff Reduction have been paid as of June 30, 2014. The Company does not expect to incur any additional restructuring expenses related to the Fall 2013 Staff Reduction.

All of the expenses discussed above, as described in Note 20, have not been attributed to any of the Company’s reportable segments and are included in unallocated corporate expenses.

NOTE 4.	Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from uncollectible accounts receivable and estimated sales returns in the ordinary course of business:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Allowance for Bad Debt:
Beginning balance	$3,481	$5,883	$6,961
Provision (Recovery)	(191)	462	418
Write-offs, net of recoveries	(142)	(2,864)	(1,496)

Ending balance	$3,148	$3,481	$5,883

Allowance for Sales Returns:
Beginning balance	$19,533	$16,548	$16,101
Provision(1)	91,826	72,939	57,121
Actual returns(1)	(84,793)	(69,954)	(56,674)

Ending balance	$26,566	$19,533	$16,548

(1)	The increase in fiscal 2014 compared to fiscal 2013 was primarily due to the Elizabeth Arden brand repositioning and the 2014 Performance Improvement Plan. The increase in fiscal 2013 compared to fiscal 2012 was primarily due to the Elizabeth Arden brand repositioning and higher sales, primarily to North America prestige retailers and specialty beauty store customers that have return rights, as a result of the brands acquired under the 2012 Acquisitions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5.	Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2014	2013
Raw and packaging materials	$51,406	$66,295
Work in progress	22,262	26,902
Finished goods	265,158	217,737

Totals	$338,826	$310,934

NOTE 6.	Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated
(Amounts in thousands)	2014	2013	Life
Land	$64	$64	—
Building and building improvements	700	744	40
Leasehold improvements	27,761	19,561	2 - 10
Machinery, equipment, furniture and fixtures and vehicles	16,675	18,444	5 - 14
Computer equipment and software	59,097	62,163	3 - 10
Counters and trade fixtures	67,506	58,983	3 - 5
Tools and molds	29,822	25,458	1 - 3

	201,625	185,417
Less accumulated depreciation	(102,570)	(91,535)

	99,055	93,882
Projects in progress	17,751	12,706

Property and equipment, net	$116,806	$106,588

At June 30, 2014, the gross value of property and equipment under capital leases was approximately $561 or $405, net of accumulated depreciation, and consists of computer equipment and software. Total depreciation expense, including depreciation recorded in cost of goods sold, for the years ended June 30, 2014, 2013 and 2012, was as follows:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Depreciation expense	$32,605	$26,342	$23,610

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7.	Exclusive Brand Licenses, Trademarks and Intangibles, Net and Goodwill

The following summarizes the cost basis, amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2014	Weighted Average Estimated Life	June 30, 2013	Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	Indefinite	$122,415	Indefinite
Exclusive brand licenses and related trademarks	162,771	14	179,506	13
Exclusive brand trademarks and patents	102,064	16	100,902	17
Other intangibles(1)	18,580	18	16,000	20

Exclusive brand licenses, trademarks and intangibles, gross	405,830		418,823
Accumulated amortization:
Exclusive brand licenses and related trademarks	(72,018)		(68,508)
Exclusive brand trademarks and patents	(52,185)		(48,398)
Other intangibles	(6,623)		(5,501)

Exclusive brand licenses, trademarks and intangibles, net	$275,004		$296,416

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

At June 30, 2014, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The amount of goodwill recorded on the consolidated balance sheet at June 30, 2014, increased by $10.5 million from the June 30, 2013 balance as a result of the investment in USC. See Note 12.

Goodwill and intangible assets with indefinite lives, such as the Company’s Elizabeth Arden trademarks, are not amortized, but rather assessed for impairment at least annually. An annual impairment assessment is performed during the fourth quarter of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangibles may not fully be recoverable. The Company follows the guidance in Topic 350, Intangibles-Goodwill and Other, which simplifies how an entity assesses goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment assessment. During the quarter ended June 30, 2014, the Company completed the Company’s annual impairment assessment of goodwill using the guidance under Topic 350 and the analysis indicated that no impairment adjustment was required. Similarly, no such adjustments for impairment of goodwill were recorded for the fiscal years ended June 30, 2013 or 2012.

The Company also follows the guidance in Topic 350 for testing impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. Companies are given the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is not required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on such qualitative assessment, that it is “more likely than not” that the asset is impaired.

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2014, the Company completed its annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these assets, the Company considered the income approach for the Elizabeth Arden trademarks. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. Similarly, no such adjustments for impairment of the Elizabeth Arden trademarks were recorded for the fiscal years ended June 30, 2013 or 2012.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the fourth quarter of fiscal 2014, the Company decided (i) not to renew its True Religion license agreement which expired on June 30, 2014, and (ii) that it will not renew its BCBGMAXAZRIA license agreement once it expires in January 2017. At the time of the acquisition of the licenses from New Wave Fragrances LLC in May 2012, the Company assumed it would exercise its renewal options for both licenses and estimated the useful lives to be approximately six years for the True Religion license and 9.5 years for the BCBGMAXAZRIA license. The decision not to exercise the renewal options for both licenses triggered an impairment analysis for each license. As a result, the Company recorded an impairment charge of approximately $5.8 million during the fourth quarter of fiscal 2014, to reduce the carrying values for both the True Religion and BCBGMAXAZRIA licenses. There were no triggering events identified, and therefore no such adjustments were recorded for the years ended June 30, 2013 or 2012. See Note 11 for discussion of the 2012 Acquisitions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As a result of the decline in net sales in fiscal 2014 as compared to fiscal 2013, the Company also reviewed its other significant license agreements for potential impairment. The analysis and assessments of these licenses indicated that no impairment adjustment was required as the estimated undiscounted cash flows from these licenses exceeded the recorded carrying values of the assets. The Company did determine that although the Justin Bieber and Nicki Minaj licenses were not impaired, a continued decline in the performance of these brands in future periods could result in an impairment charge. At June 30, 2014, the estimated undiscounted cash flows of the Justin Bieber and Nicki Minaj licenses were 32% and 20%, respectively, above their aggregate carrying value of $42.7 million.

The Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets.

Amortization expense for the years ended June 30, 2014, 2013 and 2012, was $19.5 million, $19.6 million and $10.4 million, respectively. At June 30, 2014, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	2015	2016	2017	2018	2019
Amortization expense	$18.2	$17.6	$16.3	$15.8	$15.5

NOTE 8.	Short-Term Debt

The Company has a $300 million revolving bank credit facility (“the Credit Facility”) with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions. The Credit Facility matures in January 2016.

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

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company’s average borrowing base capacity for each of the quarters during fiscal 2014 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2014.

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

At June 30, 2014, the Applicable Margin was 2.25% for LIBOR loans and 0.75% for base rate loans. The commitment fee on the unused portion of the Credit Facility at June 30, 2014 was 0.50%. For both the fiscal years ended June 30, 2014 and 2013, the weighted average annual interest rate on borrowings under the Credit Facility was 2.1%.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company also has a second lien credit agreement (the “Second Lien Facility”) with JPMorgan Chase Bank, N.A. providing the Company the ability to borrow up to $30 million on a revolving basis. The Second Lien Facility was scheduled to mature on July 2, 2014, however on March 28, 2014, the Company entered into an amendment extending the maturity date until January 2016. The Second Lien Facility is collateralized by a second priority lien on all of the Company’s U.S. accounts receivable and inventories, and the interest on borrowings charged under the Second Lien Facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the Second Lien Facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the Second Lien Facility. To the extent the Company borrows amounts under the Second Lien Facility, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

At June 30, 2014, the Company had $78.0 million in borrowings and $3.3 million in letters of credit outstanding under the Credit Facility, compared with $88.0 million in borrowings and $2.6 million in letters of credit outstanding under the Credit Facility at June 30, 2013. At June 30, 2014 and 2013, the Company had no outstanding borrowings under the Second Lien Facility. At June 30, 2014, based on eligible accounts receivable and inventory available as collateral, an additional $91.9 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility. In addition, at June 30, 2014, the Company also had $2.4 million in outstanding borrowings under a credit facility between a foreign subsidiary and HSBC Bank plc. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.	Long-Term Debt

The Company’s long-term debt consisted of the following:

(Amounts in thousands)	June 30, 2014	June 30, 2013
7 3/8% Senior Notes due March 2021	$350,000	$250,000
Unamortized premium on long-term debt	6,432	—

Total long-term debt	$356,432	$250,000

On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% Senior Notes due March 2021 (the “7 3/8% Senior Notes”). Interest on the 7 3/8% Senior Notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% Senior Notes rank pari passu in right of payment to indebtedness under the Credit Facility and any other senior debt, and will rank senior to any future subordinated indebtedness provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Credit Facility and the Second Lien Facility to the extent of the collateral securing the Credit Facility and the Second Lien Facility. The indenture applicable to the 7 3/8% Senior Notes (the “Indenture”) generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its Common Stock or redeem subordinated indebtedness. The Indenture generally limits the Company’s ability to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the Indenture). The 7 3/8% Senior Notes are not currently guaranteed by any of the Company’s subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

On January 30, 2014, the Company consummated the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), of an additional $100 million aggregate principal amount of 7 3/8% Senior Notes (the “Additional 7 3/8% Senior Notes”) issued under a supplement to the Indenture. The original 7 3/8% Senior Notes issued on January 21, 2011 and the Additional 7 3/8% Senior Notes issued on January 30, 2014 are treated as a single series under the Indenture. The Additional 7 3/8% Senior Notes have the same terms as the original 7 3/8% Senior Notes. In connection with the offering of the Additional 7 3/8% Senior Notes, the Credit Facility and the Second Lien Facility were each amended to permit the issuance of additional 7 3/8% Senior Notes under the Indenture.

The Additional 7 3/8% Senior Notes were sold at 106.75% of their principal amount, and the premium received will be amortized over the remaining life of the 7 3/8% Senior Notes. In addition, as part of the issuance of the Additional 7 3/8% Senior Notes, the Company incurred and capitalized approximately $2.2 million of related debt financing costs on the consolidated balance

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

sheet, which will be amortized over the remaining life of the 7 3/8% Senior Notes. In March 2014, the Additional 7 3/8% Senior Notes were exchanged for an equivalent principal amount of such notes containing identical terms to the Additional 7 3/8% Senior Notes but that have been registered under the Securities Act.

The scheduled maturities and redemptions of long-term debt at June 30, 2014 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2015 through 2020	$—
2021	350,000
After 2021	—

Total	$350,000

NOTE 10.	Commitments and Contingencies

The Company has lease agreements for all of the real property it uses, and owns a small manufacturing facility in South Africa. The Company’s leased office facilities are located in Miramar, Florida, Stamford, Connecticut, Bentonville, Arkansas, Minneapolis, Minnesota and New York, New York in the United States, and in Australia, Brazil, Canada, China, Denmark, France, Germany, Italy, New Zealand, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom. The Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2014, the Company has both operating and capital leases. The Company has leased distribution and return processing facilities in Roanoke, Virginia and a leased warehouse facility in Salem, Virginia. The Company also leases small offices in Bentonville, Arkansas and Minneapolis, Minnesota, and has retail outlet stores that are located in Florida, New York, Texas, Georgia, Virginia, Nevada, Arizona, Pennsylvania and Massachusetts, and the retail location in New York City that is used for the Elizabeth Arden Red Door Spa and Elizabeth Arden retail store. The Company’s rent expense for operating leases for the years ended June 30, 2014, 2013 and 2012, was as follows:

	Year Ended June 30,
(Amounts in millions)	2014	2013	2012
Rent expense	$24.9	$22.6	$22.3

At June 30, 2014, the Company’s long-term debt and financial obligations and commitments by due dates were as follows:

(Amounts in thousands)	Long-term Debt, including Current Portion	Interest Payments on Long- term Debt(1)	Operating Leases	Capital Leases	Purchase Obligations(2)	Other Long-term Obligations(3)	Total
2015	$—	$25,813	$19,547	$18	$196,872	$624	$242,874
2016	—	25,813	16,479	18	36,987	4,099	83,396
2017	—	25,813	13,284	19	25,702	3,787	68,605
2018	—	25,813	9,616	—	11,076	—	46,505
2019	—	25,813	6,788	—	1,503	—	34,104
and thereafter	350,000	45,172	18,712	—	665	—	414,549

Total	$350,000	$174,237	$84,426	$55	$272,805	$8,510	$890,033

(1)	Consists of interest at the rate of 7 3/8% per annum on the $350 million aggregate principal amount of 7 3/8% senior notes.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Excludes $13.2 million of gross unrecognized tax benefits recorded net of certain tax attributes in non-current deferred tax assets that, if not realized, would ultimately result in cash payments. The Company cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due.

In connection with the acquisition of global licenses and certain assets from Give Back Brands LLC in June 2012, the Company agreed to pay Give Back Brands LLC up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over a three-year period from July 1, 2012 through June 30, 2015. As part of the accounting for the

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

acquisition, the Company established a liability for the potential payment of $28 million based upon the probability of achieving the specified sales targets. Based on results for fiscal 2013, conditions for the payment of the first and second $5 million installments were satisfied, and such installments were paid during the third quarter of fiscal 2013 and first quarter of fiscal 2014, respectively. During the second quarter of fiscal 2014, the Company evaluated the probability of achieving the specified sales targets for fiscal 2014 and 2015 based upon updated forecasts, incorporating information from the 2013 holiday season. In the second quarter of fiscal 2014, the Company determined that it was not probable that performance targets for the fiscal years 2014 and 2015 would be met, and as a result the Company completely reversed the remaining balance of the contingent liability for potential payments to Give Back Brands LLC. The reversal of the liability resulted in a credit being recorded to selling, general and administrative expenses of $17.2 million in the second quarter of fiscal 2014. See Note 11.

During fiscal 2013 and 2014, the Company invested $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons (“Salon Holdings”). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2013, is included in other assets on the consolidated balance sheet. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of June 30, 2014, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company’s liquidity.

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

The table below summarizes the allocation of the purchase price to the assets acquired:

(Amounts in thousands)
Assets Acquired/Liabilities Assumed	Amount
Intangible assets(1)	$40,000
Inventory	19,847
Other assets	263

Total consideration allocated(2)	$60,110

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)	The intangible assets represent the exclusive brand licenses for the Ed Hardy, True Religion and BCBGMAXAZRIA fragrance brands. The Ed Hardy license is being amortized over a useful life of approximately 11 years. The True Religion and BCBGMAXAZRIA licenses were initially amortized over useful lives of approximately six and 9.5 years, respectively. The value initially allocated to the True Religion and BCBGMAXAZRIA licenses has since been written down, During the fourth quarter of fiscal 2014 in connection with the Company’s decision not to renew both licenses, the Company recorded an impairment charge of approximately $5.8 million. See Note 7.
(2)	Amount includes $2 million of cash that was scheduled to be paid in fiscal 2013 that was offset by certain post-closing adjustments.

In June 2012, the Company acquired the global licenses and certain assets related to the Justin Bieber and Nicki Minaj fragrance brands, including inventory of the Justin Bieber fragrances, from Give Back Brands. In connection with the acquisition, Company paid Give Back Brands $26.5 million in cash, including $3.6 million for inventory. In addition, the Company agreed to pay Give Back Brands up to an additional $28 million subject to the achievement of specified sales targets for the acquired brands over the three-year period from July 1, 2012 through June 30, 2015. Based on results for fiscal 2013, conditions for the payment of the first and second $5 million installments were satisfied, and such installments were paid during the third quarter of fiscal 2013 and first quarter of fiscal 2014, respectively. During the second quarter of fiscal 2014, the Company evaluated the probability of achieving the specified sales targets for fiscal 2014 and 2015 based upon updated forecasts, incorporating information from the 2013 holiday season. The Company determined that it was not probable that performance targets for the fiscal years 2014 and 2015 would be met, and as a result the Company completely reversed the remaining balance of the contingent liability for potential payments to Give Back Brands LLC. The reversal of the liability resulted in a credit being recorded to selling, general and administrative expenses of $17.2 million in the second quarter of fiscal 2014.

The acquisition from Give Back Brands was accounted for as a business combination. The table below summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

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

In fiscal 2012, the Company also paid an aggregate of $0.6 million for license agreements for a cosmetic formula and patent, and in fiscal 2013, the Company paid an additional $0.5 million to acquire the formula.

NOTE 12.	Investments and Noncontrolling Interests

In fiscal 2014, the Company, through a subsidiary (the “EA USC Subsidiary”), invested $6.0 million in USC, a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, is convertible into 50% of the fully diluted equity interest of USC at any time at the option of the EA USC Subsidiary, and also converts automatically upon the satisfaction of certain conditions. As of June 30, 2014, the note had not been converted.

Under the terms of the operating agreement of USC, the EA USC Subsidiary has control of the board of managers of USC and the power to direct activities that could have a substantial impact on the economic performance of USC, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to USC. Based on the investment in USC and EA USC Subsidiary’s controlling rights under the operating agreement, the Company has determined that USC is a VIE, of which the Company is the primary beneficiary, requiring consolidation of USC’s financial statements in accordance with Topic 810, Consolidation.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Also in fiscal 2014, subsequent to the $6.0 million investment, the EA USC Subsidiary purchased a 30% equity interest in USC from its sole equity member (the “Member”) for $3.6 million under the terms of a put-call agreement with the USC Member. Under the terms of the put-call agreement, the EA USC Subsidiary has an option to purchase the Member’s remaining 20% equity interest in USC at specified prices under certain circumstances based on USC’s performance, and similarly the Member has the ability to put its interest in USC to the Company at specified prices under certain circumstances based on USC’s performance. In accordance with Topic 480, Distinguishing Liabilities from Equity, the Company is required to classify the noncontrolling interest in USC as a “redeemable noncontrolling interest” in the mezzanine section of the Company’s consolidated balance sheet.

As a result of the agreements with USC and the Member and the requirement to consolidate the financial statements of USC, the Company recorded the following amounts on its consolidated balance sheet on the July 2, 2013 closing date:

(Amounts in thousands)	Amount
Inventory	$2,541
Other assets	1,577
Intangible assets(1)	2,873
Goodwill	10,553
Current liabilities	(3,698)
Long-term liabilities	(1,846)
Redeemable noncontrolling interest	(12,000)

(1)	The intangible assets relate to trademarks and other intangibles and are being amortized over an average useful life of approximately 15 years and 10 years, respectively.

The fair value of USC on the closing date was $12 million. With the exception of the intangible assets and goodwill, the values assigned to the assets and liabilities above were based on their carrying values on the date of investment, which approximated their fair value. In determining the value of the intangible assets and goodwill, the Company considered, among other factors, the intention for future use of any existing intellectual property and any intellectual property currently being developed, as well as the value of the current workforce and its potential to develop future intellectual property to be used in the business. As of the date of investment, there were no significant research and development activities for new intellectual property in progress for use outside of the current portfolio of products. It is expected that certain technology and formulas used in current USC products will be integrated into certain select Elizabeth Arden skin care products in the future. As a result, based on the Company’s valuation, the primary value was determined to be related to the current workforce and its potential to develop new intellectual property in the future, which is represented in the goodwill amount above. The goodwill recorded relates to the Company’s North America segment and is not deductible for tax purposes. The fair values of the intangible assets and goodwill were calculated primarily using (i) an income approach, and (ii) discount rates which reflect the risk associated with receiving future cash flows.

The following provides an analysis of the change in the redeemable noncontrolling interest liability for the year ended June 30, 2014:

(Amounts in thousands)	Amount
Beginning as of June 30, 2013	$—
Amount recorded on closing date	12,000
Payment to Member for 30% equity interest	(3,600)
Payments to noncontrolling interests	(1,379)
Net loss attributable to noncontrolling interests	(1,468)

Balance at June 30, 2014	$5,553

Also in fiscal 2014, the Company invested $3 million for a 20% equity interest in a company that is developing a beauty device (the “Device Company”). Under the terms of the equity interest purchase agreement, the Company has an obligation to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, the Company entered into a license with the Device Company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, the Company also has an option to purchase the remaining 60% equity interest in the Device Company at a specified price under certain circumstances based on the sales performance of the device. The investment has been accounted for using the equity method and at June 30, 2014, is included in other assets on the consolidated balance sheet.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13.	Income Taxes

(Loss) income before income taxes consisted of the following for the fiscal years ended June 30, 2014, 2013 and 2012:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Domestic (loss) income	$(86,014)	$(17,164)	$16,964
Foreign (loss) income	(4,350)	64,815	56,548

Total (loss) income before income taxes	$(90,364)	$47,651	$73,512

The components of the provision for income taxes for the fiscal years ended June 30, 2014, 2013 and 2012, are as follows:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Current income taxes
Federal	$—	$—	$—
State	210	116	148
Foreign	2,517	7,879	7,182

Total current provision	$2,727	$7,995	$7,330

Deferred income taxes
Federal	$54,085	$(980)	$7,591
State	4,395	(471)	815
Foreign	(4,375)	396	357

Total deferred provision	$54,105	$(1,055)	$8,763

Total	$56,832	$6,940	$16,093

The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Year Ended June 30,
	2014		2013		2012
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rates	$(31,627)	35.0%	$16,678	35.0%	$25,729	35.0%
State taxes, net of federal benefits	(4,065)	4.5	(559)	(1.2)	526	0.7
Tax on foreign earnings at different rates from statutory rates	1,337	(1.5)	(8,792)	(18.4)	(9,590)	(13.0)
Research and development and foreign tax credits	(1,472)	1.6	(1,050)	(2.2)	(579)	(0.8)
Change in U.S. and foreign valuation allowance	90,160	(99.8)	31	0.1	10	—
Other	2,499	(2.7)	632	1.3	(3)	—

Total	$56,832	(62.9)%	$6,940	14.6%	$16,093	21.9%

The total income tax provisions for the years ended June 30, 2014 and 2013 in the above table include out-of-period adjustments of $0.8 million and $0.9 million, respectively, to correct errors related to deferred taxes. For the year ended June 30, 2014, income before income taxes decreased by $0.5 million, income tax expense decreased by $0.8 million, and net income attributable to Elizabeth Arden shareholders increased by $0.3 million as a result of the out-of-period adjustments. For the year ended June 30, 2013, income tax expense increased and net income attributable to Elizabeth Arden shareholders decreased by $0.9 million as a result of the out-of-period adjustments. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

In January 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012. The impact of the extension of such tax credit resulted in a net tax benefit of approximately $0.5 million for the fiscal year ending June 30, 2013, of which $0.2 million was recorded as a discrete item.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2014	2013
Deferred tax assets
Accrued expenses	$16,024	$13,319
Stock-based compensation	3,716	4,177
Net operating loss carryforwards	50,798	33,276
Inventory	7,757	7,963
Research and development expenditures	7,009	—
Contingent liabilities	—	8,866
Research and development tax incentives, foreign tax credits, alternative minimum tax and other tax credits	13,640	12,027
Other	3,682	6,913

Gross deferred tax assets	$102,626	$86,541

Accounts receivable	$(597)	$(805)
Property, plant and equipment	(4,052)	(6,029)
Intangible assets	(45,959)	(49,403)
Other	(48)	(4,781)

Gross deferred tax liabilities	(50,656)	(61,018)

Valuation allowances	(90,549)	(356)

Total net deferred tax (liabilities) assets	$(38,579)	$25,167

The following table represents the classification of the Company’s net deferred tax assets and liabilities:

	As of June 30,
(Amounts in thousands)	2014	2013
Current net deferred tax (liabilities) assets	$(2,077)	$31,085
Non-current net deferred tax liabilities	(36,502)	(5,918)

Total net deferred tax (liabilities) assets	$(38,579)	$25,167

The accounting guidance for income taxes requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not (more than 50 percent likely) to be realized, Company management assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Significant weight is given to positive and negative evidence that is objectively verifiable.

The Company had a U.S. cumulative taxable loss for the three-year period ended June 30, 2014, which is significant negative evidence in considering whether deferred tax assets are realizable and thus, the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. In addition to the cumulative three-year taxable loss, the Company considered the weaker than anticipated fiscal 2014 results, along with the impact that the Company’s recently-announced 2014 Performance Improvement Plan had on its fiscal 2014 results, and is anticipated to have on fiscal 2015 earnings. Based on these factors and the weight of positive and negative evidence, in the fourth quarter of 2014, the Company recorded a valuation allowance of $89.5 million against most of its U.S. net deferred tax assets as a non-cash charge to income tax expense. In recording the valuation allowance, deferred tax liabilities associated with indefinite-lived assets generally cannot be and were not used as a source of taxable income and were not used to realize deferred tax assets with a definitive loss carryforward period.

Recording the valuation allowance does not restrict the Company’s ability to utilize the future net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of the Company’s net operating losses. Recording the valuation allowance for the Company’s net deferred tax assets will not impact the Company’s cash flow for a number of years; however, it did have a direct negative impact on net income and shareholders’ equity for the quarter and fiscal year ended June 30, 2014.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the beginning and ending amounts for the deferred tax valuation allowance as of June 30, 2014, 2013 and 2012:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012

Beginning balance	$356	$325	$315
Additions charged (credited) to expense	90,160	31	10
Additions charged (credited) to other accounts	33	—	—
Net deductions	—	—	—

Ending balance	$90,549	$356	$325

At June 30, 2014, the Company’s consolidated balance sheet includes deferred tax assets, before valuation allowance, of $50.8 million from net operating losses, comprised of $37.3 million and $11.4 million of U.S. federal and state net operating losses, respectively, and $2.1 million of foreign net operating losses.

At June 30, 2014, the Company had U. S. federal operating loss carryforwards of $178.3 million that will begin to expire on June 30, 2024. The Company had state and local net operating loss carryforwards of $207.2 million that will begin to expire as follows: approximately $24.1 million at June 30, 2016, $19.9 million during the period from 2017 to 2020, and $163.2 million in 2020 and thereafter. An equivalent amount of federal and state taxable income would need to be generated in order to fully realize the U. S. federal and state net deferred tax assets before their expiration. In contrast to the U.S. Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount or have suspended the utilization of net operating losses for a specific period of time. As a result, in these states the Company’s net operating loss carryforwards are significantly higher than the federal net operating loss carryforward. To the extent that the Company does not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. The state and local net operating loss carryforwards have an effective tax rate of approximately 5.0%.

At June 30, 2014, the Company’s deferred tax assets, before valuation allowance, also included the following U.S. tax attributes with definitive lives as follows: foreign tax credits of $7.4 million that begin to expire in fiscal year 2015, federal research and development tax credits of $3.9 million that begin to expire in fiscal year 2021, state research and development tax credits, net of federal tax benefit, of $1.4 million that begin to expire in fiscal year 2016. In addition, the Company had U.S. deferred tax assets with indefinite lives of $0.4 million related to alternative minimum tax credits, and $0.4 million related to state research and development tax credits as at June 30, 2014.

At June 30, 2014, the Company had foreign net operating loss carryforwards of approximately $9.9 million that will begin to expire in fiscal year 2015. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of foreign taxable income would need to be generated in order to fully realize the foreign net operating loss carryforwards. While most of the foreign net operating loss carryforwards are expected to be realized due to the uncertainty of achieving sufficient profits in certain jurisdictions, and the near-term expiration of certain foreign net operating loss carryforwards, as of June 30, 2014, the Company has recorded a valuation allowance of approximately $1.0 million related to these foreign net operating loss carryforwards.

The Company has not provided for taxes on approximately $327 million of undistributed earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets relating to tax benefits of employee stock option awards have been reduced to reflect stock option exercises during the year ended June 30, 2014. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, windfall gross tax benefits of $32 million are not reflected in deferred tax assets. The deferred tax assets will be recognized with an offset to additional paid-in capital as the windfall reduces current taxes payable.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2014, the total amount of gross unrecognized tax benefits was $13.2 million. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2014, 2013 and 2012 was as follows:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012

Beginning balance	$11,802	$7,335	$4,837
Additions based on tax positions related to the current year	3,003	3,518	2,428
Additions for tax positions of prior years	1,543	949	70
Reductions for tax positions of prior years	(1,585)	—	—
Reductions due to closure of tax audits	(1,543)	—	—

Gross balance	13,220	11,802	7,335
Interest and penalties	—	—	—

Ending balance	$13,220	$11,802	$7,335

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company’s U.S. federal tax returns remains open for the year ended June 30, 2010 and subsequent fiscal years. The Internal Revenue Service (“IRS”) began an examination of the Company’s U.S. federal tax returns for fiscal 2008 and fiscal 2009 during fiscal year 2011 and, in May 2013 issued an IRS Letter 950 (“30-day Letter”) for fiscal 2008 and fiscal 2009 relating to transfer pricing matters. In the 30-day Letter, the IRS proposed adjustments that would have increased the Company’s U.S. taxable income for fiscal 2008 and fiscal 2009 by approximately $29.1 million. The Company disagreed with the proposed adjustments and pursued the appeals process to contest the proposed adjustments. During fiscal 2014, the Company reached an agreement with the IRS whereby taxable income for fiscal 2008 and fiscal 2009 was increased by approximately $4.1 million in the aggregate, which resulted in an income tax expense of approximately $1.5 million for the year ended June 30, 2014. The settlement did not impact the Company’s cash flows as the adjustment was offset by the utilization of operating loss carryforwards for U.S. federal and state purposes.

During the second quarter of fiscal 2014, the IRS began an examination of the Company’s U.S. federal tax returns for the fiscal years ended June 30, 2010, 2011 and 2012. The year ended June 30, 2010, and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2009, and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods.

NOTE 14.	Repurchases of Common Stock

The Company has an existing stock repurchase program pursuant to which the Company’s board of directors has authorized the repurchase of $120 million of Common Stock and that was scheduled to expire on November 30, 2014. On August 5, 2014, the Company’s board of directors extended the stock repurchase program through November 30, 2016.

For the fiscal year ended June 30, 2014, the Company repurchased 155,214 shares of Common Stock on the open market under the stock repurchase program at an average price of $34.75 per share and at a cost of $5.4 million, including sales commissions. As of June 30, 2014, the Company had repurchased 4,517,309 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 15.	Stock Plans

At June 30, 2014, the Company had one active stock incentive plan, for the benefit of eligible employees, directors and independent contractors (the 2010 Stock Award and Incentive Plan). In addition, as of June 30, 2014, stock options granted under the Company’s 2000 Stock Incentive Plan, 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Option Plan (the 2004 Director Plan) were still outstanding, and restricted stock units granted under the 2004 Stock Incentive Plan and the 2010 Stock Award and Incentive Plan were still outstanding. The 2000 Stock Incentive Plan, the 2004 Stock Incentive Plan and the 2004 Director Plan have expired by their terms and no further awards will be granted under any of these three plans. All four plans were adopted by the Board and approved by the Company’s shareholders.

The 2010 Stock Award and Incentive Plan (the “2010 Plan”) authorizes the Company to grant awards with respect to a total of 1,100,000 shares of Common Stock, of which a maximum of 550,000 shares may be awarded as full value awards. A full value award is any award other than a stock option or stock appreciation right, which is settled by the issuance of shares. The stock options awarded under the 2010 Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants cannot be lower than the closing price of the Common Stock on the date of grant. At June 30, 2014, 609,758 shares of Common Stock remained available for grant under the 2010 Plan, of which 228,123 shares can be issued as full value awards. The Board has authorized a 1,250,000 share increase in the number of shares of Common Stock available under the 2010 Plan, of which a maximum of 625,000 may be awarded as full value awards, subject to shareholder approval to be sought at the 2014 annual meeting of shareholders.

The Board has also approved, subject to the shareholder approval to be sought at the 2014 annual meeting of shareholders, the 2014 Non-Employee Director Stock Award Plan pursuant to which 350,000 shares of Common Stock will be available for equity awards to the Company’s non-employee directors. On August 4, 2014, the compensation committee of the Board approved the grant of stock options to the Company’s non-employee directors, subject to shareholder approval of the 2014 Non-Employee Director Stock Award Plan. Consistent with past practice, each non-employee director elected at the 2014 annual meeting of shareholders will receive stock options having a grant date value of $60,000. The closing price of the Common Stock on the date of the 2014 annual meeting (the effective date of grant) will be used to establish (i) the exercise price and (ii) the total number of stock options to be granted based on the Black-Scholes option model. The options will expire ten years from the date of grant.

Employee Stock Purchase Plan. The Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was approved by the Board in August 2011. The 2011 ESPP was approved by the Company’s shareholders at the Company’s 2011 annual shareholders meeting in November 2011, and became effective on December 1, 2011. The 2011 ESPP authorizes the issuance of up to 1,000,000 shares of Common Stock under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. On May 30, 2014 and November 30, 2013, purchases of Common Stock occurred under this plan for 32,774 shares and 45,398 shares, respectively. At June 30, 2014, 819,881 shares of Common Stock remained available for purchase under the 2011 ESPP.

During the fourth quarter of fiscal 2014, the Company indefinitely suspended offerings under the ESPP following the May 30, 2014 purchase.

For the years ended June 30, 2014, 2013 and 2012, total share-based compensation expense charged against income for all stock plans was as follows:

	Year Ended June 30,
(Amounts in millions)	2014	2013	2012
Stock options	$1.6	$1.7	$1.5
Employee stock purchase plan	0.7	0.8	0.8
Restricted stock/restricted stock units	3.5	3.1	2.8

Total share-based compensation expense	$5.8	$5.6	$5.1

Tax benefit related to compensation cost	$2.0	$0.9	$1.1

As of June 30, 2014, there were approximately $8.8 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s share-based compensation plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock Options

On August 21, 2014, the Company granted to employees stock options to purchase 222,400 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2015, 2016 and 2017, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $17.26 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of stock options granted was $6.21 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2014. In August 2013, the Company granted to employees stock options for 95,300 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2014, 2015 and 2016, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $35.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $14.92 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

On November 6, 2013, the date of the Company’s 2013 annual shareholders meeting, the Company granted stock options for an aggregate of 22,200 shares of Common Stock to six non-employee directors under the 2004 Director Plan. All of the stock options granted on November 6, 2013, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $37.44 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant date fair value of options granted was $16.11 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2013. In August 2012, the Company granted to employees stock options for 72,700 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2013, 2014 and 2015, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $45.95 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $20.42 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

On November 7, 2012, the date of the Company’s 2012 annual shareholders meeting, the Company granted stock options for an aggregate of 17,400 shares of Common Stock to six non-employee directors under the 2004 Non-Employee Director Plan. All of the stock options granted on November 7, 2012, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $46.61 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant date fair value of options granted was $20.66 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2012. In August 2011, the Company granted to employees stock options for 95,500 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2012, 2013 and 2014, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $31.78 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $14.51 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

On November 9, 2011, the date of the Company’s 2011 annual shareholders meeting, the Company granted stock options for an aggregate of 24,000 shares of Common Stock to six non-employee directors under the 2004 Director Plan. All of the stock options granted on November 9, 2011, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $33.19 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant date fair value of options granted was $14.93 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	1,439,403	$21.41	1,936,023	$18.67	2,314,949	$17.14
New grants	117,500	35.46	90,100	46.08	119,500	32.06
Exercised	(330,642)	20.27	(581,686)	16.07	(484,426)	14.80
Canceled/Expired	(27,259)	37.93	(5,034)	23.19	(14,000)	14.35

Ending outstanding options	1,199,002	$22.73	1,439,403	$21.41	1,936,023	$18.67

Exercisable at end of period	981,494	$19.43	1,169,828		1,536,448

Weighted average fair value per share of options granted during the year		$15.14		$20.47		$14.60

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.33 – $17.00	358,901	4.8	$13.46	358,901	4.8	$13.46
$17.01 – $22.00	287,200	3.9	$19.14	287,200	3.9	$19.14
$22.01 – Over	552,901	5.4	$30.61	335,393	3.5	$26.05

	1,199,002	4.9	$22.73	981,494	4.1	$19.42

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options is as follows:

	Year Ended June 30,
(Amounts in millions)	2014	2013	2012
Stock options outstanding and exercisable at end of period	$3.5	$30.5	$31.3
Stock options exercised during fiscal year (based on average price during the period)	$5.1	$17.5	$9.9

The weighted-average grant-date fair value of options granted during the years ended June 30, 2014, 2013 and 2012, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2014	2013	2012
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	55.0%	58.0%	58.0%
Risk-free interest rate	0.97-1.32%	0.70-0.80%	1.29-1.91%
Expected life of options in years	4	4	4

Restricted Stock/Restricted Stock Units

On August 21, 2014, the Company granted to employees 169,300 service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2015, 2016 and 2017 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was $17.26 per share, equal to the closing price of the Company’s Common Stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On August 21, 2014, the Company also granted 57,800 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting will be determined based on the Company’s achievement of specified financial targets for the fiscal year ending June 30, 2015. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2015, June 30, 2016 and June 30, 2017 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The fair value of the performance-based restricted stock units granted was $17.26 per share, equal to the closing price of the Company’s common stock on the date of grant.

Year Ended June 30, 2014. In August 2013, the Company granted to employees 91,200 service-based restricted stock units. The service-based restricted stock units vest in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2014, 2015 and 2016 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. Also, in August 2013, the Company granted an additional 98,600 service-based restricted stock units to certain employees as a special retention award. This special award of service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2016, 2017 and 2018 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of all of the service-based restricted stock units granted was $35.00 per share, equal to the closing price of the Company’s common stock on the date of grant. All of these restricted stock unit grants are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the applicable vesting period.

In August 2013, the Company also granted 28,500 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting is determined based on the Company’s achievement of specified earnings per share and revenue targets for the fiscal year ending June 30, 2014. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2014, June 30, 2015 and June 30, 2016 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The fair value of the performance-based restricted stock units granted was $35.00 per share, equal to the closing price of the Company’s common stock on the date of grant. Based on the earnings per share and revenue amounts for the fiscal year ended June 30, 2014, none of these performance-based restricted stock units vested.

Year Ended June 30, 2013. In August 2012, the Company granted to employees 72,700 service-based restricted stock units. The service-based restricted stock units vest in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2013, 2014 and 2015 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was $45.95 per share, equal to the closing price of the Company’s common stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

In August 2012, the Company also granted 19,000 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting was determined based on the Company’s achievement of specified earnings per share and revenue targets for the fiscal year ending June 30, 2013. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2013, June 30, 2014 and June 30, 2015 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The fair value of the performance-based restricted stock units granted was $45.95 per share, equal to the closing price of the Company’s common stock on the date of grant. Based on the earnings per share and revenue amounts for the fiscal year ended June 30, 2013, 6,111 shares were determined to be eligible for vesting. The performance-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2012. In August 2011, the Company granted to employees 98,300 service-based restricted stock units. The service-based restricted stock units vest in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2012, 2013 and 2014 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

units granted was $31.78 per share, equal to the closing price of the Company’s common stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

A summary of the Company’s restricted stock and restricted stock unit activity for the year ended June 30, 2014, is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2013	54,842	$16.90
Granted	—	$—
Vested	(54,842)	$16.90
Forfeited/Cancelled	—	$—

Non-vested at June 30, 2014	—	$—

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2013	154,905	$40.17
Granted	218,300	$35.00
Vested	(57,866)	$38.21
Forfeited/Cancelled	(33,357)	$41.33

Non-vested at June 30, 2014	281,982	$36.43

NOTE 16.	Fair Value Measurements

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -	Unobservable inputs based on the Company’s own assumptions

At June 30, 2014 and 2013, the estimated fair value of the Company’s 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	June 30, 2014	June 30, 2013
7 3/8% Senior Notes due March 2021 (Level 2)	$369,250	$271,250

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2014 and 2013:

(Amounts in thousands)	June 30, 2014		June 30, 2013
	Asset	Liability	Asset	Liability
Level 2	—	2,522	658	—

Total	$—	$2,522	$658	$—

See Note 17 for a discussion of the Company’s foreign currency contracts.

Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of June 30, 2014, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 17.	Derivative Financial Instruments

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

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders’ equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2014, 2013, or 2012 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of June 30, 2014, the Company had notional amounts of 20.0 million British pounds and 19.3 million Euros under foreign currency contracts that expire between July 31, 2014 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates.

Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company’s Canadian and Australian subsidiaries or operating costs of the Company’s Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders’ equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2014, 2013 or 2012 relating to foreign currency contracts used to hedge forecasted cost of sales or operating costs resulting from hedge ineffectiveness. As of June 30, 2014, the Company had notional amounts of 12.3 million Canadian dollars and 12.0 million Australian dollars under foreign currency contracts that expire between July 31, 2014 and May 31, 2015 used to hedge forecasted cost of sales.

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company’s foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the year ended June 30, 2014, the Company recorded a charge of $1.9 million in selling, general and administrative expenses related to these contracts. For the years ended June 30, 2013 and 2012, the Company recorded a credit of $0.3 million and $0.4 million, respectively, in selling, general and administrative expenses related to these contracts. As of June 30, 2014, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2014, 2013 and 2012 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges
Balance Sheet Location	June 30, 2014	June 30, 2013

Other assets	$—	$658

Other payables	$2,522	$—

Loss Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Currency Contracts - Sales(1)	$(1,311)	$20	$355
Currency Contracts - Cost of Sales(2)	88	(310)	(908)
Currency Contracts - Selling, General and Administrative Expenses(3)	513	(20)	17

Total(4)	$(710)	$(310)	$(536)

(1)	Recorded in net sales on the consolidated statements of operations.
(2)	Recorded in cost of sales on the consolidated statements of operations.
(3)	Recorded in selling, general and administrative expenses on the consolidated statements of operations.
(4)	Net of tax benefit of $55, $137 and $339 for the years ended June 30, 2014, 2013 and 2012, respectively.

Net (Loss) Gain Recognized in Other Comprehensive Income on Derivatives, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Currency Contracts - Sales	$(1,011)	$241	$(62)
Currency Contracts - Cost of Sales	(409)	215	2,336
Currency Contracts - Selling, General and Administrative Expenses	(630)	282	(162)

Total(1)	$(2,050)	$738	$2,112

(1)	Net of tax benefit of $365 for the year ended June 30, 2014, and net of tax expense of $163 and $945 for the years ended June 30, 2013 and 2012, respectively.

NOTE 18.	New Accounting Standards and New Tax Legislation

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 740, Income Taxes. This update requires companies to present an unrecognized tax benefit (“UTB”) as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in the applicable jurisdiction, to the extent such tax attributes are available to offset the additional tax liability that would result if the UTB were disallowed on the balance sheet date. Whether the settlement by use of carryforwards is available under the law would depend on facts and circumstances available on the balance sheet date. The new guidance was to be effective for the Company beginning July 1, 2014; however the Company decided to adopt the new guidance during the fourth quarter of fiscal 2014.

In September 2013, the IRS released final tangible property regulations (“repair regulations”) under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The repair regulations provide guidance on the timing of deduction for tangible property and repairs. The final regulations replace temporary regulations that were issued in March 2011 and are effective for the Company for its tax year beginning July 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. The Company evaluated the repair regulations and concluded that its internal capitalization policy is in compliance with the guidance in these new regulations and adoption will have no material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued an update to Topic 205, Presentation of Financial Statements and Topic 360, Property, Plant, and Equipment. The update changes the criteria for reporting discontinued operations, as only disposals representing a strategic shift

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

in operations would be presented as discontinued operations. Those strategic shifts should have a major effect on a company’ operations and financial results. The update also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance for reporting discontinued operations along with expanded disclosures is effective for the Company beginning July 1, 2015.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a converged standard, Topic 606, Revenue From Contracts With Customers. The new standard will require companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The new standard is effective for the Company beginning July 1, 2017, including interim periods within that reporting period. The new standard is required to be applied retrospectively. Early application is not permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In June 2014, the FASB issued an update to Topic 718, Compensation-Stock Compensation. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is intended to resolve the diverse accounting treatment of those awards in practice, and requires that the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for the Company beginning July 1, 2016. The new guidance can be applied either prospectively or retrospectively and early application is permitted. The new guidance has no impact on any awards that have been previously granted.

[Remainder of page intentionally left blank]

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 19.	Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net sales(1)	$191,717	$210,841	$418,137	$343,609
Gross profit(2)	40,968	89,669	190,914	148,105
(Loss) income from operations(2)	(94,392)	(28,955)	50,774	8,034
Net (loss) income attributable to Elizabeth Arden shareholders(3) (4)	(155,935)	(26,443)	34,953	1,697
(Loss) income per common share attributable to Elizabeth Arden shareholders:
Basic(1) (2) (3) (4)	$(5.24)	$(0.89)	$1.18	$0.06
Diluted(1) (2) (3) (4)	$(5.24)	$(0.89)	$1.16	$0.06

(1)	For the year ended June 30, 2014, net sales includes $9.5 million of returns and markdowns under the 2014 Performance Improvement Plan related to the closing of the Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(2)	In addition to the returns and markdowns described above in Note 1, gross profit and loss from operations includes the following:

•	$14.0 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand;

•

$30.2 million of inventory write-downs under the 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products; and

•	$1.8 million of transition costs incurred with respect to the Fall 2013 Staff Reduction.

In addition to the items above, loss from operations includes:

•

$16.2 million in expenses under the 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and other charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on the Company’s determination during the second quarter of fiscal 2014 that it was not probable that the performance targets for fiscal years 2014 and 2015 would be met;

•	$2.8 million of severance and other employee-related expenses and $1.4 million of related transition expenses incurred with respect to the Fall 2013 Staff Reduction; and

•	$1.1 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(3)	Net loss includes the items discussed above in Note 1 as well as a valuation allowance of $89.5 million against our U.S. deferred tax assets recorded as a non-cash charge to income tax expense.
(4)	During the three months ended March 31, 2014, the Company recorded two out-of-period adjustments to correct errors for deferred taxes and taxes recoverable in one of its foreign affiliates related to prior interim periods commencing with the interim period ended March 31, 2013, and the annual period for the twelve months ended June 30, 2013. For the three months ended March 31, 2014, loss before income taxes increased by $1.7 million, benefit from income taxes increased by $1.1 million, and net loss attributable to Elizabeth Arden shareholders increased by $0.6 million. For the year ended June 30, 2014, income before income taxes decreased by $0.5 million, income tax expense decreased by $0.8 million, and net income attributable to Elizabeth Arden shareholders increased by $0.3 million. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The breakout of the 2014 Performance Improvement Plan costs and expenses, product changeover costs and expenses, and other non-recurring expenses by fiscal quarter is as follows:

	Fiscal Quarter Ended
(Amounts in millions)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
2014 Performance Improvement Plan:
Returns and markdowns	$9.5	$—	$—	$—
Inventory write-downs	30.2	—	—	—
Asset impairments and related charges	9.7	—	—	—
Restructuring expenses and contract termination costs	6.5	—	—	—
Product changeover costs and expenses related to Elizabeth Arden brand repositioning	(0.2)	1.8	9.3	4.2
Restructuring and related transition costs and expenses	0.7	1.5	1.4	2.4
Reversal of contingent liability	—	—	(17.2)	—

Total	$56.4	$3.3	$(6.5)	$6.6

	Fiscal Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Net sales	$267,579	$264,484	$467,919	$344,541
Gross profit(1)	118,743	126,185	236,466	147,399
(Loss) income from operations(1)	(5,078)	4,334	63,841	8,863
Net (loss) income attributable to Elizabeth Arden shareholders(2)	(5,009)	(1,273)	44,809	2,184
(Loss) income per common share attributable to Elizabeth Arden shareholders:
Basic(1)	$(0.17)	$(0.04)	$1.51	$0.07
Diluted(1)	$(0.17)	$(0.04)	$1.47	$0.07

(1)	For the year ended June 30, 2013, gross profit and income from operations includes the following:

•	$13.8 million of inventory–related costs primarily for inventory purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the the 2012 acquisitions and other transition costs; and

•	$22.6 million of non-recurring product changeover costs and product discontinuation charges related to the repositioning of the Elizabeth Arden brand.

In addition, income from operations includes:

•	$0.4 million in transition costs associated with the 2012 Acquisitions;

•	$0.5 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand; and

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from the Company to pay Company freight invoices and breaching its obligation to remit those funds to the freight companies.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The breakout of acquisition related costs and expenses, product changeover costs and expenses and product discontinuation charges, and other non-recurring expenses by fiscal quarter is as follows:

	Fiscal Quarter Ended
(Amounts in millions)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Inventory–related costs - 2012 Acquisitions	$—	$0.6	$1.9	$11.3
Product changeover costs and expenses and product discontinuation charges related to Elizabeth Arden brand repositioning	12.9	2.8	3.9	3.5
Transition costs - 2012 Acquisitions	—	0.1	—	0.3
Other non-recurring expenses	1.5	—	—	—

Total	$14.4	$3.5	$5.8	$15.1

(2)	For the quarter ended June 30, 2013, net income includes an out-of-period adjustment of $0.9 million to correct an error related to deferred taxes. Income tax expense increased and net income attributable to Elizabeth Arden shareholders decreased by $0.9 million. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 20.	Segment Data and Related Information

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

At June 30, 2014, the Company’s operations are organized into the following two operating segments, which also comprise the Company’s reportable segments:

•

North America - The North America segment sells the Company’s portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company’s global e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas, which are owned and operated by a third party licensee in which the Company has a minority investment.

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

Segment net sales and profit (loss) exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, (iii) costs and expenses related to the 2014 Performance Improvement Plan, including sales returns and markdowns, and (iv) acquisition-related costs, including transition costs. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table is a comparative summary of the Company’s net sales and segment profit (loss) by operating segment for the fiscal years ending June 30, 2014, 2013 and 2012.

(Amounts in thousands)	Year Ended June 30,
	2014	2013		2012
Segment Net Sales:
North America	$731,164	$857,531		$778,407
International	442,604	486,992		459,866

Total	$1,173,768	$1,344,523		$1,238,273

Reconciliation:
Segment Net Sales	$1,173,768	$1,344,523		$1,238,273
Less:
Unallocated sales returns and markdowns	9,464 (1)	—		—

Net Sales	$1,164,304	$1,344,523		$1,238,273

Segment Profit (Loss):
North America	$66,126	$128,198		$128,692
International	(34,972)	6,425		13,316

Total	$31,154	$134,623		$142,008

Reconciliation:
Segment Profit	$31,154	$134,623		$142,008
Less:
Depreciation and Amortization	52,134	45,969		34,054
Interest Expense	25,825	24,309		21,759
Consolidation and Elimination Adjustments	(1,127)	912		5,575
Unallocated Corporate Costs and Expenses	44,686 (2)	15,782	(3)	7,108	(4)

(Loss) Income Before Income Taxes	$(90,364)	$47,651		$73,512

(1)	Amounts represent $9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of the Company’s Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(2)	In addition to the returns and markdowns described above in Note 1, amounts for the year ended June 30, 2014, include:

•

$30.2 million of inventory write-downs under the 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products;

•

$16.2 million in expenses under the 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•	$2.8 million of severance and other employee-related expenses and $3.2 million of related transition costs and expenses incurred with respect to the Fall 2013 Staff Reduction; and

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on the Company’s determination during the second quarter of fiscal 2014 that it was not probable that the performance targets for fiscal years 2014 and 2015 would be met.

(3)	Amounts for the year ended June 30, 2013, include:

•

$14.2 million of inventory–related costs recorded in cost of sales primarily for inventory purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 Acquisitions, and other transition costs and expenses; and:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from the Company to pay Company freight invoices and breaching its obligation to remit those funds to the freight companies.

(4)	Amounts for the year ended June 30, 2012, include:

•

$5.3 million of inventory–related costs primarily for inventory purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 Acquisitions, and other transaction costs associated with such acquisitions; and

•	$0.4 million for product discontinuation charges; and

•	$1.4 million of license termination costs.

During the year ended June 30, 2014, the Company sold its products in approximately 120 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland, and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See Item 1A – “Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 17.

The Company’s consolidated net sales by principal geographic areas and principal classes of products are summarized as follows:

	Year Ended June 30,
(Amounts in thousands)	2014	2013	2012
Net sales:
United States	$662,533	$787,305	$718,880
United Kingdom	66,155	74,250	71,749
Foreign (other than United Kingdom)	435,616	482,968	447,644

Total	$1,164,304	$1,344,523	$1,238,273

Classes of similar products (net sales):
Fragrance	$901,610	$1,052,906	$941,869
Skin care	203,833	226,027	226,408
Cosmetics	58,861	65,590	69,996

Total	$1,164,304	$1,344,523	$1,238,273

Information concerning consolidated long-lived assets for the U.S. and foreign operations is as follows:

	June 30,
(Amounts in thousands)	2014	2013
Long-lived assets
United States(1)	$372,142	$375,388
Foreign(2)	51,275	48,670

Total	$423,417	$424,058

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

NOTE 21.	Subsequent Event

On August 19, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holding L.P. (each a “Purchaser” and together, the “Purchasers”), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the Securities Purchase Agreement, for aggregate cash consideration of $50 million, the Company issued to the Purchasers an aggregate of 50,000 shares of the Company’s newly designated Series A Serial Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with detachable warrants to purchase up to 2,452,267 shares of the Company’s Common Stock (the “Warrants”). Concurrently with the execution of the Securities Purchase Agreement, the Company also entered into a Shareholders Agreement with the Purchasers (the “Shareholders Agreement”). The issuance and sale of the Preferred Stock and Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

Series A Serial Preferred Stock

Dividends on the Preferred Stock are due on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2014. The Preferred Stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of Common Stock for which the outstanding Warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share (the “Liquidation Preference”). If and to the extent that the Company does not pay the entire dividend to which holders of Series A Serial Preferred Stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on Common Stock or other classes of stock over which the Preferred Stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the Preferred Stock. The Preferred Stock has an aggregate liquidation preference of $50 million, and ranks junior to all of the Company’s liabilities and obligations to creditors with respect to assets available to satisfy claims against the Company and senior to all other classes of stock over which the Preferred Stock has preference, including Common Stock.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Preferred Stock is redeemable at the option of the holder at 100% of the Liquidation Preference plus an amount per share equal to accrued but unpaid dividend on the Preferred Stock up to the date of redemption (in aggregate, the “Liquidation Value”), at any time after August 19, 2022. The Preferred Stock is also redeemable at the option of the Company at the following redemption prices and times:

Percentage of Liquidation Value of each share of Preferred Stock to be redeemed	Timing of Redemption Right
103%	On or after August 19, 2016 but prior to August 19, 2019
102%	On or after August 19, 2019 but prior to August 19, 2020
101%	On or after August 19, 2020 but prior to August 19, 2021
100%	On or after August 19, 2021

In the event of a Change of Control of the Company (as defined in the Company’s articles of amendment designating the rights of the Preferred Stock (the “Articles of Amendment”)) at a price per share of Common Stock below $24.00, the holders of the Preferred Stock will have the right to require the Company to repurchase each share of Preferred Stock held by such holder for cash at the following prices and times (provided that doing so does not cause a default or event of default under the Company’s indenture, credit facilities and certain other debt documents and there are sufficient funds legally available therefor):

Percentage of Liquidation Value of each share of Preferred Stock to be repurchased	Change of Control Date
120%	Prior to August 19, 2015
110%	On or after August 19, 2015 but prior to August 19, 2016
105%	On or after August 19, 2016 but prior to August 19, 2017
101%	On or after August 19, 2017

Except as required by law or otherwise provided in the Articles of Amendment, the holders of shares of Preferred Stock will be entitled to vote together as one class with holders of the Company’s Common Stock on all matters submitted to a vote of the Company’s shareholders. The holders of the Preferred Stock, as a class, shall be entitled to the number of votes equal to the aggregate number of shares of Common Stock for which all then-outstanding Warrants are exercisable. The shares of Common Stock underlying the Warrants issued to the Purchasers represented approximately 7.6% of the Company’s outstanding Common Stock as of August 19, 2014, assuming the exercise of the Warrants.

Warrants

The exercise price for the Warrants is $20.39 per share (the “Warrant Price”), and they mature on August 19, 2024. The Warrant Price may be paid, at the option of the holder, in cash or by surrendering to the Company shares of Preferred Stock having an aggregate Liquidation Value equal to the aggregate exercise price. Alternatively, subject to certain exceptions in the case of a Mandatory Exercise (as defined below), if the market price (as determined pursuant to the Warrant) (the “Market Price”) of the Common Stock is greater than the Warrant Price, the holder may elect to surrender the Warrant and receive shares of Common Stock in respect of the Warrant equal to the value, as determined pursuant to the Warrant, of the Warrant, subject to certain restrictions.

After August 19, 2019, the Company may require the exercise of the Warrants if the volume weighted average sale price for the Common Stock, as determined pursuant to the Warrant, exceeds 150% of the exercise price for ten (10) consecutive trading days (a “Mandatory Exercise”). Payment of the exercise price in the case of a Mandatory Exercise is required to be made first by surrender of shares of Preferred Stock held by the Warrant holder.

The exercise price of the Warrants and the number of shares issuable upon exercise of the Warrants are subject to adjustment, as provided in the Warrants, including if the Company, on or after August 19, 2017, issues or sells Common Stock for a price lower than the Market Price of the Common Stock and the exercise price of the Warrants.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Shareholders Agreement

Under the terms of the Shareholders Agreement, the Purchasers will have the right to jointly designate for election one member to the Company’s Board of Directors for so long as the Purchasers’ Percentage Interest (as defined in the Shareholders Agreement) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%), and the right to designate for election an additional member to the Company’s Board of Directors if the Purchasers have an aggregate Percentage Interest equal to or exceeding 20% of the Company’s outstanding Common Stock.

The Shareholders Agreement also imposes restrictions under certain circumstances on the Company’s ability to, among other things, (i) amend the Company’s articles of incorporation and bylaws, (ii) prior to August 19, 2017, issue or sell any Common Stock at a price per share less than the Warrant Price, and (iii) make certain restricted payments under the Indenture relating to the Company’s Senior Notes. In addition, the Purchasers are entitled to preemptive rights under certain circumstances, as well as customary demand and “piggyback” registration rights relating to the shares of Common Stock underlying the Warrants.

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

The other information required by this item will be contained in our Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended June 30, 2014 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

Financial Statements -

The consolidated financial statements, Report of Management and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 50 and are included beginning on page 51.

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

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of Elizabeth Arden, Inc. Designating Series A Serial Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

3.3	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

4.1	Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

4.2	First Supplemental Indenture, dated as of January 30, 2014, to the Indenture dated January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated January 30, 2014) (Commission File No. 1-6370)).

4.3

Shareholders Agreement dated as of August 19, 2014, by and among Elizabeth Arden, Inc., Nightingale Onshore

Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

4.4

Form of Warrant to purchase Common Stock, issued pursuant to the Securities Purchase Agreement dated as of

August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore

Holdings L.P. (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated August

19, 2014 (Commission File No. 1-6370)).

10.1	Third Amended and Restated Credit Agreement, dated as of January 21, 2011, among Elizabeth Arden, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.2	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated January 23, 2001 (Commission File No. 1-6370)).

10.3	Letter Agreement dated September 18, 2013, amending that certain Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 10.3 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2013 (Commission File No. 1-6370)).

10.4	First Amendment to Third Amended and Restated Credit Agreement dated as of June 12, 2012, among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto (incorporated by reference to Exhibit 10.3 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.5	Second Amendment to Third Amended and Restated Credit Agreement dated as of January 16, 2014 among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

Exhibit Number	Description

10.6	Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.7	First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.8	Second Amendment to Credit Agreement (Second Lien) dated as of January 16, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.9	Third Amendment to Credit Agreement (Second Lien) dated as of March 28, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.9 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-6370)).

10.10	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.11	Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.12+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.13+	2004 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-6370)).

10.14+	2000 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.15+	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10.16+	Form of Stock Option Agreement for stock option awards under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.17+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.19+	Form of Restricted Stock Agreement for the restricted stock awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.20+	Elizabeth Arden, Inc. Severance Policy, as amended and restated on February 3, 2014 (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.21+	Form of Restricted Stock Agreement for service-based restricted stock awards (three-year vesting period) under the Company’s 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-K for the year ended June 30, 2007 (Commission File No. 1-6370)).

10.22+	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

Exhibit Number	Description

10.23+	Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.24+	Form of Restricted Stock Agreement for service-based stock awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2010 (Commission File No. 1-6370)).

10.25+	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

10.26+	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-6370)).

10.27+	Letter Agreement between Elizabeth Arden, Inc. and Kathleen Widmer, dated March 19, 2013, regarding 2013 retention payment (incorporated herein by reference to Exhibit 10.28 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.28+	Termination Agreement between Elizabeth Arden International S.a.r.l and Dirk Trappmann dated August 14, 2013 (incorporated herein by reference to Exhibit 10.30 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2013 (Commission File No. 1-6370)).

10.29

Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

12.1*	Ratio of earnings to fixed charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included as part of signature page).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) audited consolidated balance sheets as of June 30, 2014 and June 30, 2013, (ii) audited consolidated statements of operations for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, (iii) audited consolidated statements of comprehensive (loss) income for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, (iv) audited consolidated statements of cash flows for the fiscal years ended June 30, 2014, 2013 and 2012, respectively and (v) the notes to the audited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of August 2014.

ELIZABETH ARDEN, INC.

By:	/s/ E. Scott Beattie
E. Scott Beattie Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

We, the undersigned directors and officers of Elizabeth Arden, Inc., hereby severally constitute E. Scott Beattie and Rod R. Little, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. Scott Beattie	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2014
E. Scott Beattie

/s/ Rod R. Little	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 25, 2014
Rod R. Little

/s/ Fred Berens	Director	August 25, 2014
Fred Berens

/s/ Maura J. Clark	Director	August 25, 2014
Maura J. Clark

/s/ Richard C. W. Mauran	Director	August 25, 2014
Richard C.W. Mauran

/s/ William M. Tatham	Director	August 25, 2014
William M. Tatham

/s/ J. W. Nevil Thomas	Director	August 25, 2014
J.W. Nevil Thomas

/s/ A. Salman Amin	Director	August 25, 2014
A. Salman Amin

EXHIBIT INDEX

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document