Form 10-Q
period 2014-09-30
ELIZABETH ARDEN INC
filed 2014-10-30
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2014

Common Stock, $.01 par value per share	29,811,655

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	September 30, 2014	June 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$50,828	$56,308
Accounts receivable, net	244,470	160,806
Inventories	359,874	338,826
Deferred income taxes	4,126	3,742
Prepaid expenses and other assets	37,616	48,076

Total current assets	696,914	607,758

Property and equipment, net	113,372	116,806
Exclusive brand licenses, trademarks and intangibles, net	270,941	275,004
Goodwill	31,607	31,607
Debt financing costs, net	6,804	7,225
Deferred income taxes	6,318	5,213
Other	17,654	18,040

Total assets	$1,143,610	$1,061,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$146,747	$80,418
Accounts payable - trade	85,980	81,660
Other payables and accrued expenses	107,653	111,953

Total current liabilities	340,380	274,031

Long-term Liabilities
Long-term debt	356,232	356,432
Deferred income taxes and other liabilities	54,354	54,648

Total long-term liabilities	410,586	411,080

Total liabilities	750,966	685,111

Redeemable noncontrolling interest (See Note 5)	5,398	5,553

Commitments and contingencies (See Note 11)

Redeemable Series A Serial Preferred Stock, $.01 par value, 50,000 shares authorized; 50,000 shares issued and outstanding	50,000	--

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,652,963 and 34,599,106 shares issued, respectively	346	346
Additional paid-in capital	371,272	356,260
Retained earnings	66,541	112,337
Treasury stock (4,841,308 shares at cost)	(93,169)	(93,169)
Accumulated other comprehensive loss	(7,744)	(4,785)

Total shareholders' equity	337,246	370,989

Total liabilities, redeemable noncontrolling interest, redeemable preferred stock and shareholders' equity	$1,143,610	$1,061,653

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2014	September 30, 2013

Net sales	$270,378	$343,609
Cost of goods sold:
Cost of sales	161,326	193,674
Depreciation related to cost of goods sold	1,999	1,830

Total cost of goods sold	163,325	195,504

Gross profit	107,053	148,105

Operating expenses:
Selling, general and administrative	113,865	129,372
Depreciation and amortization	10,713	10,699

Total operating expenses	124,578	140,071

(Loss) income from operations	(17,525)	8,034

Interest expense, net	7,756	6,032

(Loss) income before income taxes	(25,281)	2,002
Provision for income taxes	224	414

Net (loss) income	(25,505)	1,588
Net loss attributable to noncontrolling interests (See Note 5)	(155)	(109)

Net (loss) income attributable to Elizabeth Arden shareholders	(25,350)	1,697
Less: Accretion and dividends on preferred stock (See Note 12)	20,446	--

Net (loss) income attributable to Elizabeth Arden common shareholders	$(45,796)	$1,697

Net (loss) income per common share attributable to Elizabeth Arden common shareholders:
Basic	$(1.54)	$0.06

Diluted	$(1.54)	$0.06

Weighted average number of common shares:
Basic	29,781	29,679

Diluted	29,781	30,288

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended

	September 30, 2014	September 30, 2013

Net (loss) income	$(25,505)	$1,588

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(6,287)	2,193
Net unrealized cash flow hedging gain (loss) (2)	3,328	(1,367)

Total other comprehensive (loss) income, net of tax	(2,959)	826

Comprehensive (loss) income	(28,464)	2,414
Net loss attributable to noncontrolling interests	(155)	(109)

Comprehensive (loss) income attributable to Elizabeth Arden shareholders	$(28,309)	$2,523

(1) Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2) Net of tax expense of $478 for the three months ended September 30, 2014 and net of tax benefit of $189 for the three months ended September 30, 2013.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance as of July 1, 2014	34,599	$346	$356,260	$112,337	(4,841)	$(93,169)	$(4,785)	$370,989

Issuance of restricted stock, net of forfeitures and tax withholdings	54	--	(384)	--	--	--	--	(384)

Amortization of share-based awards	--	--	1,252	--	--	--	--	1,252

Issuance of warrants to purchase common stock	--	--	14,144	--	--	--	--	14,144

Net loss attributable to Elizabeth Arden shareholders	--	--	--	(25,350)	--	--	--	(25,350)

Preferred stock accretion to redemption value	--	--	--	(20,151)	--	--	--	(20,151)

Preferred stock dividends	--	--	--	(295)	--	--	--	(295)

Foreign currency translation adjustments	--	--	--	--	--	--	(6,287)	(6,287)

Net unrealized cash flow hedging gain	--	--	--	--	--	--	3,328	3,328

Balance as of September 30, 2014	34,653	$346	$371,272	$66,541	(4,841)	$(93,169)	$(7,744)	$337,246

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2014	September 30, 2013

Operating Activities:
Net (loss) income	$(25,505)	$1,588
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,712	12,529
Asset impairments	61	--
Amortization of senior note offering and credit facility costs	421	343
Amortization of senior note premium	(200)	--
Amortization of share-based awards	1,252	1,606
Deferred income taxes	(1,052)	(1,935)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(87,642)	(122,809)
Increase in inventories	(23,418)	(87,604)
Decrease (increase) in prepaid expenses and other assets	11,053	(1,072)
Increase in accounts payable	6,182	44,022
(Decrease) increase in other payables, accrued expenses and other liabilities	(1,887)	22,647
Other	148	30

Net cash used in operating activities	(107,875)	(130,655)

Investing Activities:
Additions to property and equipment	(7,305)	(13,884)
Acquisition of businesses, intangibles and other assets	--	(3,000)
Cash received from consolidation of variable interest entity	--	574

Net cash used in investing activities	(7,305)	(16,310)

Financing Activities:
Proceeds from short-term debt	66,329	144,000
Proceeds from the issuance of preferred stock and warrants, net of issuance costs	44,713	--
Proceeds from the exercise of stock options	--	334
Repurchase of common stock	--	(5,054)
Payments of contingent consideration related to acquisition	--	(4,914)
Payments to noncontrolling interests	--	(4,979)
Excess tax benefit from share-based awards	--	851
Payments under capital lease obligations	(30)	(5)

Net cash provided by financing activities	111,012	130,233

Effect of exchange rate changes on cash and cash equivalents	(1,312)	210
Net decrease in cash and cash equivalents	(5,480)	(16,522)
Cash and cash equivalents at beginning of period	56,308	61,674

Cash and cash equivalents at end of period	$50,828	$45,152

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$772	$810

Preferred stock and warrant issuance costs	$720	$--

Accretion on preferred stock (not included above)	$20,151	$--

Dividends on preferred stock not paid for (not included above)	$295	$--

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries, as well as a variable interest entity ("VIE") of which the Company is the primary beneficiary in accordance with consolidation accounting guidance. See Note 5 for information on the consolidated VIE. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the "2014 Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2014, is derived from the financial statements included in the 2014 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

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

          The components of accumulated other comprehensive loss were as follows:

	Three Months Ended

(Amounts in thousands)	September 30, 2014	June 30, 2014

Cumulative foreign currency translation adjustments	$(8,909)	$(2,622)
Unrealized hedging gains (losses), net of taxes (1)	1,165	(2,163)

Accumulated other comprehensive loss	$(7,744)	$(4,785)

(1) Net of tax expense of $120 as of September 30, 2014 and net of tax benefit of $359 as of June 30, 2014.

NOTE 3.    NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ELIZABETH ARDEN COMMON SHAREHOLDERS

          Basic net (loss) income per share attributable to Elizabeth Arden Common Stock shareholders is computed by dividing the net (loss) income attributable to Elizabeth Arden common shareholders by the weighted average shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net (loss) income attributable to Elizabeth Arden common shareholders per diluted share is similar to basic net (loss) income per share attributable to Elizabeth Arden common shareholders except that the denominator includes potentially dilutive Common Stock, such as stock options, non-vested restricted stock and restricted stock units, and warrants. For the three months ended September 30, 2014, diluted net loss per share equals basic net loss per share as the assumed exercise of stock options, non-vested restricted stock units, and warrants would have an anti-dilutive effect.

          The following table represents the computation of net (loss) income per share attributable to Elizabeth Arden common shareholders:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended

(Amounts in thousands, except per share data)	September 30, 2014	September 30, 2013

Basic
Net (loss) income attributable to Elizabeth Arden common shareholders	$(45,796)	$1,697

Weighted average shares outstanding	29,781	29,679

Net (loss) income per basic share attributable to Elizabeth Arden common shareholders	$(1.54)	$0.06

Diluted
Net (loss) income attributable to Elizabeth Arden common shareholders	$(45,796)	$1,697

Weighted average shares outstanding	29,781	29,679

Potential common shares - treasury method	--	609

Weighted average shares and potential dilutive shares	29,781	30,288

Net (loss) income per diluted share attributable to Elizabeth Arden common shareholders	$(1.54)	$0.06

          The following table shows the number of Common Stock equivalents for the three months ended September 30, 2014 and 2013 that were not included in the net (loss) income per diluted share attributable to Elizabeth Arden common shareholders calculation because to do so would have been anti-dilutive:

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Number of shares	3,200	81

NOTE 4.    2014 PERFORMANCE IMPROVEMENT PLAN AND OTHER RESTRUCTURING

          The 2014 Performance Improvement Plan, approved by the Board of Directors on June 23, 2014, includes the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, the elimination of approximately 175 employee positions globally, and the closing of the Company's Puerto Rico affiliate. The Company currently estimates that the 2014 Performance Improvement Plan will result in pre-tax charges beginning in the fourth fiscal quarter of 2014 and through fiscal 2015 of $65 million to $72 million.

The estimated pre-tax charges for the 2014 Performance Improvement Plan consist of:

(i)

approximately $17 million to $20 million of exit and contract termination costs related to the closing of the Company's Puerto Rico affiliate, the exiting of unprofitable doors and changes in customer, distribution and supply chain relationships;

(ii)	approximately $11 million to $12 million for employee severance and other related one-time costs (including those related to the closing of the Company's Puerto Rico affiliate); and

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          During the three months ended September 30, 2014, we incurred approximately $6.1 million of pre-tax charges in connection with the 2014 Performance Improvement Plan and since inception we have incurred approximately $62.0 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. The pre-tax charges for the three months ended September 30, 2014 and since inception consisted of the following:

Three Months Ended September 30, 2014:
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total

Returns and markdowns	$2,679	$--	$--	$2,679
Inventory write-downs	--	38	--	38
Asset impairments and related charges	--	--	61	61
Severance and other employee-related costs	--	--	1,151	1,151
Other	--	--	2,163	2,163

Total	$2,679	$38	$3,375	$6,092

Since Inception:
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total

Returns and markdowns (1)	$12,143	$--	$--	$12,143
Inventory write-downs (2)	--	30,223	--	30,223
Asset impairments and related charges(3)	--	--	9,735	9,735
Severance and other employee-related costs(4)	--	--	7,189	7,189
Other(5)	--	--	2,694	2,694

Total	$12,143	$30,223	$19,618	$61,984

(1)	Related to the closing of the Company's Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.

(2)	Related to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products.

(3)	Related primarily to the non-renewal and expiration of fragrance license agreements.

(4)	Severance and other employee-related costs associated with reduction in global headcount positions.

(5)	Consists primarily of transition expenses and vendor contract termination costs.

          As of September 30, 2014, the related liability balance and activity for costs associated with the 2014 Performance Improvement Plan are as follows:

(Amounts in thousands)	Severance and Other Employee- Related Costs	Other	Total

Accruals(1)	$6,038	$531	$6,569
Cash payments-Fourth Quarter Fiscal 2014	(611)	--	(611)

Liability balance at June 30, 2014	5,427	531	5,958
Accruals(1)	1,151	2,163	3,314
Cash payments-First Quarter Fiscal 2015	(4,643)	(2,694)	(7,337)

Liability balance at September 30, 2014 (2)	$1,935	$--	$1,935

(1)	Included in selling, general and administrative expenses in the Company's consolidated statements of operations.

(2)	The Company expects to pay the balance of these liabilities during fiscal 2015.

          All of the expenses discussed above, as described in Note 17, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    INVESTMENTS AND NONCONTROLLING INTERESTS

          On July 2, 2013, the Company, through a subsidiary (the "EA USC Subsidiary"), invested $6.0 million in US Cosmeceutechs, LLC ("USC"), a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, is convertible into 50% of the fully diluted equity interest of USC at any time at the option of the EA USC Subsidiary and also converts automatically upon the satisfaction of certain conditions.  As of September 30, 2014, the note had not been converted.

          Under the terms of the operating agreement of USC, the EA USC Subsidiary has control of the board of managers of USC and the power to direct activities that could have a substantial impact on the economic performance of USC, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to USC. Based on the investment in USC and the EA USC Subsidiary's controlling rights under the operating agreement, the Company has determined that USC is a VIE, of which the Company is the primary beneficiary, requiring consolidation of USC's financial statements in accordance with Topic 810, Consolidation.

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

          The following provides an analysis of the change in the redeemable noncontrolling interest liability for the three months ended September 30, 2014:

(Amounts in thousands)	Amount

Beginning as of June 30, 2014	$5,553
Net loss attributable to noncontrolling interests	(155)

Balance at September 30, 2014	$5,398

          On July 12, 2013, the Company invested $3 million for a 20% equity interest in a company that is developing a beauty device (the "Device Company"). Under the terms of the equity interest purchase agreement, the Company has an obligation to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, the Company entered into a license with the Device Company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, the Company also has an option to purchase the remaining 60% equity interest in the Device Company at a specified price under certain circumstances based on the sales performance of the device. The investment has been accounted for using the equity method and at September 30, 2014, is included in other assets on the consolidated balance sheet.

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2014	June 30, 2014

Raw materials	$46,447	$51,406
Work in progress	18,894	22,262
Finished goods	294,533	265,158

Total	$359,874	$338,826

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	September 30, 2014	June 30, 2014	June 30, 2014 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	162,835	162,771	14
Exclusive brand trademarks	102,451	102,064	16
Other intangibles (1)	18,580	18,580	18

Exclusive brand licenses, trademarks and intangibles, gross	406,281	405,830

Accumulated amortization:
Exclusive brand licenses and related trademarks	(75,376)	(72,018)
Exclusive brand trademarks	(53,054)	(52,185)
Other intangibles	(6,910)	(6,623)

Exclusive brand licenses, trademarks and intangibles, net	$270,941	$275,004

(1) Primarily consists of customer relationships, customer lists, non-compete agreements and product formulas.

          At September 30, 2014, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The Company did not record any impairments during the three months ended September 30, 2014, as there were no events that triggered an impairment analysis.

          Amortization expense was $4.5 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively. At September 30, 2014, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2015	2016	2017	2018	2019

Amortization expense	$13.7	$17.6	$16.3	$15.8	$15.5

NOTE 8.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	September 30, 2014	June 30, 2014

Accrued advertising, promotion and royalties	$38,497	$21,325
Accrued employee-related benefits	16,053	29,613
Accrued value added taxes	4,823	5,077
Accrued interest	1,564	7,939
Freight	5,216	4,005
Other accruals	41,500	43,994

Total other payables and accrued expenses	$107,653	$111,953

NOTE 9.    SHORT-TERM DEBT

          The Company has a $300 million revolving bank credit facility ("the Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The Credit Facility matures in January 2016.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). The Company's average borrowing base capacity for the quarter ended September 30, 2014, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2014.

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

          At September 30, 2014, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for base rate loans. The commitment fee on the unused portion of the Credit Facility at September 30, 2014 was 0.50%. For the three months ended September 30, 2014 and 2013, the weighted average annual interest rate on borrowings under the Credit Facility was 2.7% and 2.1%, respectively.

          The Company also has a second lien credit agreement (the "Second Lien Facility") with JPMorgan Chase Bank, N.A. providing the Company the ability to borrow up to $30 million on a revolving basis. The Second Lien Facility matures in January 2016. The Second Lien Facility is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories, and the interest on borrowings charged under the Second Lien Facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the Second Lien Facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the Second Lien Facility. To the extent the Company borrows amounts under the Second Lien Facility, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

          At September 30, 2014, the Company had $143.0 million in outstanding borrowings and approximately $3.2 million in letters of credit outstanding under the Credit Facility, compared with $78.0 million in borrowings and $3.3 million in letters of credit outstanding at June 30, 2014. At both September 30, 2014 and June 30, 2014, the Company had no outstanding borrowings under the Second Lien Facility. At September 30, 2014, based on eligible accounts receivable and inventory available as collateral, an additional $128.3 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility. In addition, at September 30, 2014, the Company also had $3.7 million in outstanding borrowings under a credit facility between a foreign subsidiary and HSBC Bank plc. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 10.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	September 30, 2014	June 30, 2014

7 3/8% Senior Notes due March 2021	$350,000	$350,000
Unamortized premium on long-term debt	6,232	6,432

Total long-term debt	$356,232	$356,432

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

NOTE 11.    COMMITMENTS AND CONTINGENCIES

          During fiscal 2013 and 2014, the Company invested $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at September 30, 2014, is included in other assets on the consolidated balance sheet. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. Should the minority investor put its interest in Salon Holdings to the Company, it can elect to receive payment in cash, Common Stock or a combination of both. As of September 30, 2014, if the minority investor had put its interest in Salon Holdings to the Company, based on the performance of Salon Holdings over the previous 12 month period, the impact would not have been material to the Company's liquidity.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12.    REDEEMABLE PREFERRED STOCK AND WARRANTS

          On August 19, 2014, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (each a "Purchaser" and together, the "Purchasers"), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the Securities Purchase Agreement, for aggregate cash consideration of $50 million, the Company issued to the Purchasers an aggregate of 50,000 shares of the Company's newly designated Series A Serial Preferred Stock, par value $0.01 per share (the "Preferred Stock"), with detachable warrants to purchase up to 2,452,267 shares of the Company's Common Stock (the "Warrants"). Concurrently with the execution of the Securities Purchase Agreement, the Company also entered into a Shareholders Agreement with the Purchasers (the "Shareholders Agreement"). The issuance and sale of the Preferred Stock and Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

Series A Serial Preferred Stock

          Dividends on the Preferred Stock are due on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2014. The Preferred Stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of Common Stock for which the outstanding Warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share (the "Liquidation Preference"). If and to the extent that the Company does not pay the entire dividend to which holders of the Preferred Stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on Common Stock or other classes of stock over which the Preferred Stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the Preferred Stock. The Preferred Stock has an aggregate liquidation preference of $50 million, and ranks junior to all of the Company's liabilities and obligations to creditors with respect to assets available to satisfy claims against the Company and senior to all other classes of stock over which the Preferred Stock has preference, including the Common Stock. The Preferred Stock will not be convertible into Common Stock at any time.

          Pursuant to the Shareholders Agreement, each quarter the Company will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of Preferred Stock are entitled under the articles of amendment designating the rights of the Preferred Stock (the "Articles of Amendment"), unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under the Company's indenture, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the Board, in which case the Company will declare and pay in cash the maximum amount permitted to be paid in cash.

          The Preferred Stock is redeemable at the option of the holder at 100% of the Liquidation Preference plus an amount per share equal to accrued but unpaid dividends on the Preferred Stock up to the date of redemption, at any time after August 19, 2022. The Preferred Stock is also redeemable at the option of the Company at the following redemption prices and times:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Percentage of Liquidation Preference of each share of Preferred Stock to be Redeemed(*)	Timing of Redemption Right

103%	On or after August 19, 2016 but prior to August 19, 2019
110%	On or after August 19, 2019 but prior to August 19, 2020
105%	On or after August 19, 2020 but prior to August 19, 2021
100%	On or after August 19, 2021

(*)  In each case, plus an amount per share equal to accrued but unpaid dividends on such share of Preferred Stock up to but excluding the earlier of the date of the redemption or the date of constructive redemption.

          In the event of a Change of Control of the Company (as defined in the Company's Articles of Amendment) at a price per share of Common Stock below $24.00, the holders of the Preferred Stock will have the right to require the Company to repurchase each share of Preferred Stock held by such holder for cash at the following prices and times (provided that doing so does not cause a default or event of default under the Company's indenture, credit facilities and certain other debt documents and there are sufficient funds legally available therefor):

Percentage of Liquidation Preference of each share of Preferred Stock to be Repurchased(*)	Change of Control Date

120%	Prior to August 19, 2015
110%	On or after August 19, 2015 but prior to August 19, 2016
105%	On or after August 19, 2016 but prior to August 19, 2017
101%	On or after August 19, 2017

(*)  In each case, plus an amount per share equal to accrued but unpaid dividends on such share of Preferred Stock up to but excluding the earlier of the date of the redemption or the date of constructive redemption.

          So long as the Purchasers beneficially own a majority of the outstanding shares of Preferred Stock, the holders of a majority of such outstanding shares, voting separately as a class, will have the right (the "Designation Rights") to elect the following number of directors to the board of directors of the Company at any meeting of shareholders of the Company (or by written consent) at which directors are to be elected, designated or appointed (the "Board"): (i) if the Percentage Interest (as defined in the Shareholders Agreement) as of the record date for such meeting (or action by written consent) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, one member of the Board; or (ii) if the Percentage Interest as of the record date for such meeting (or action by written consent) is equal to or greater than 20%, two members of the Board. As of October 24, 2014, the Purchasers' Percentage Interest was approximately 20.2%. Effective on October 28, 2014, the Purchasers elected M. Steven Langman and Franz-Ferdinand Buerstedde to serve on the Board.

          Except as required by law or otherwise provided in the Articles of Amendment, the holders of shares of Preferred Stock will be entitled to vote together as one class with holders of the Company's Common Stock on all matters submitted to a vote of the Company's shareholders. Each share of Preferred Stock is entitled to a number of votes (rounded down to the nearest whole number) equal to (i) the aggregate number of shares of Common Stock for which the outstanding Warrants are exercisable (regardless of whether or not such Warrants could legally be exercised at such time and regardless of whether the holder of the Preferred Stock is also the holder of Warrants) divided by (ii) the number of outstanding shares of Preferred Stock, determined as of the record date for the determination of holders of Common Stock entitled to vote on any such matter.

Warrants

          The exercise price for the Warrants is $20.39 per share (the "Warrant Price"), and they mature on August 19, 2024. The Warrant Price may be paid, at the option of the holder, in cash or by surrendering to the Company shares of Preferred Stock having an aggregate liquidation preference plus accrued and unpaid dividends equal to the aggregate exercise price. Alternatively, subject to certain exceptions in the case of a Mandatory Exercise (as defined below), if the market price (as determined pursuant to the Warrant) (the "Market Price") of the Common Stock is greater than the Warrant Price, the holder may elect to surrender the Warrant and receive shares of Common Stock in respect of the Warrant equal to the value, as determined pursuant to the Warrant, of the Warrant, subject to certain restrictions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          After August 19, 2019, the Company may require the exercise of the Warrants if the volume weighted average sale price for the Common Stock, as determined pursuant to the Warrant, exceeds 150% of the exercise price for ten (10) consecutive trading days (a "Mandatory Exercise"). Payment of the exercise price in the case of a Mandatory Exercise is required to be made first by surrender of shares of Preferred Stock held by the Warrant holder.

          The exercise price of the Warrants and the number of shares issuable upon exercise of the Warrants are subject to adjustment, as provided in the Warrants, including if the Company, on or after August 19, 2017, issues or sells Common Stock for a price lower than the Market Price of the Common Stock and the exercise price of the Warrants.

Shareholders Agreement

          Under the terms of the Shareholders Agreement, from and after the date the Purchasers are no longer entitled, in their capacity as holders of Preferred Stock, to elect directors to the Board pursuant to their Designation Rights, the Purchasers will have the right to jointly designate for election one member to the Company's Board for so long as the Purchasers' Percentage Interest (as defined in the Shareholders Agreement) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, and the right to designate for election an additional member to the Company's Board if the Purchasers have an aggregate Percentage Interest equal to or exceeding 20% of the Company's outstanding Common Stock.

          The Shareholders Agreement also imposes restrictions under certain circumstances on the Company's ability to, among other things, (i) amend the Company's articles of incorporation and bylaws, (ii) prior to August 19, 2017, issue or sell any Common Stock at a price per share less than the Warrant Price, and (iii) make certain restricted payments under the Indenture relating to the Company's Senior Notes. In addition, the Purchasers are entitled to preemptive rights under certain circumstances, as well as customary demand and "piggyback" registration rights relating to the shares of Common Stock underlying the Warrants.

Financial Statement Presentation

          Upon issuance, the Preferred Stock has been classified as mezzanine equity on the consolidated balance sheet. Based on its terms, the Preferred Stock is considered contingently redeemable. The accounting guidance under Topic 480, Distinguishing Liabilities from Equity, requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer. The Warrants have been classified as equity on the balance sheet.

          Under Topic 480, if preferred shares are issued in conjunction with other securities, such as warrants, and the other securities meet the requirements for equity classification, the sales proceeds from the issuance should be allocated to each security based on their relative fair values. The fair value of the Preferred Stock was based on the present value of the dividends expected to be paid at the 5% annual rate over the next eight years until August 19, 2022, the first date that the preferred stock may be redeemed at the option of the holder at par, as well as the payment of the redemption amount of $50 million and any unpaid dividends due on August 19, 2022. In determining the fair value of the Warrants, given the possibility that the Warrants may be exercised at the Company's discretion under certain circumstances, after August 19, 2019, as discussed above, the Company utilized a Monte Carlo simulation model using the assumptions below:

Assumptions

Expected dividend yield	0.00%
Expected price volatility	43.20%
Risk-free interest rate	2.40%
Expected term in years	10

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Based on the guidance under Topic 480, the initial value of the Preferred Stock and Warrants recorded on the consolidated balance sheet equaled the sales proceeds received from the issuance of the Preferred Stock, net of any direct issuance costs. The Company incurred approximately $6 million of costs directly associated with this transaction. The net proceeds of approximately $44 million were allocated to the Preferred Stock and Warrants as follows:

(Amounts in thousands)	Allocation of Net Proceeds

Preferred Stock	$29,849
Warrants	14,144

Total	$43,993

          Under current accounting guidance, because the Preferred Stock is not redeemable currently, but because it is probable it will become redeemable, the Preferred Stock should be adjusted to its maximum redemption amount at each balance sheet date. In addition, the Company had the option to choose to either (i) accrete changes in the redemption value of the Preferred Stock over the period from the date of issuance to the earliest redemption date of the security, or (ii) recognize changes in the redemption value of the Preferred Stock immediately and adjusted the carrying value of the Preferred Stock to equal the redemption value at the end of each reporting period (this method would view the end of the reporting period as if it were also the redemption date for the Preferred Stock). The Company selected the second option and recognized the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. In addition, On September 29, 2014, the Board declared a dividend of approximately $295,000 on the Preferred Stock, and 50% of the dividend declared was paid on October 1, 2014.

          The following table sets forth the accretion and dividends on the redeemable Preferred Stock for the three-month period ended September 30, 2014:

(Amounts in thousands)	September 30, 2014

Preferred stock accretion to redemption value	$20,151
Dividends	295

Total	$20,446

NOTE 13.    FAIR VALUE MEASUREMENTS

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

          The Company's long-term debt consists of $350 million aggregate principal amount of its 7 3/8% Senior Notes due 2021 (the "7 3/8% Senior Notes"). At September 30, 2014 and June 30, 2014, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	September 30, 2014	June 30, 2014

7 3/8% Senior Notes due March 2021 (Level 2)	$309,750	$369,250

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014:

(Amounts in thousands)	September 30, 2014		June 30, 2014

	Asset	Liability	Asset	Liability

Level 2	1,465	181	--	2,522

Total	$1,465	$181	$--	$2,522

          See Note 14 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. As of September 30, 2014, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 14.    DERIVATIVE FINANCIAL INSTRUMENTS

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2014 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of September 30, 2014, the Company had notional amounts of 13.2 million British pounds and 14.0 million Euros under foreign currency contracts that expire between October 31, 2014 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2014 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of September 30, 2014, the Company had notional amounts under foreign currency contracts that expire between October 31, 2014 and May 31, 2015 of (i) 7.4 million Canadian dollars and 7.6 million Australian dollars used to hedge forecasted cost of sales, and (ii) 2.4 million Swiss francs used to hedge forecasted operating costs.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three months ended September 30, 2014 and 2013, the Company recorded gains of $1.2 million and losses of $0.7 million, respectively, in selling, general and administrative expenses related to these contracts. As of September 30, 2014, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three months ended September 30, 2014 or in fiscal 2014 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	September 30, 2014	June 30, 2014

Other assets	$1,465	$--

Other payables	$181	$2,522

(Loss) Gain Reclassified from Accumulated Other Comprehensive Income into Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2014	September 30, 2013

Currency Contracts - Sales (1)	$(148)	$56
Currency Contracts - Cost of Sales (2)	(69)	7
Currency Contracts - Selling, General and Administrative Expenses (3)	--	37

Total (4)	$(217)	$100

(1) Recorded in net sales on the consolidated statements of operations.
(2) Recorded in cost of sales on the consolidated statements of operations.
(3) Recorded in selling, general and administrative expenses on consolidated statements of operations.
(4) Net of tax benefit of $20 for the three months ended September 30, 2014 and net of tax expense of $13 for the three months ended September 30, 2013.

Net Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2014	September 30, 2013

Currency Contracts - Sales	$2,894	$(1,685)
Currency Contracts - Cost of Sales	676	(101)
Currency Contracts - Selling, General and Administrative Expenses	(25)	319

Total (1)	$3,545	$(1,467)

(1) Net of tax expense of $498 for the three months ended September 30, 2014 and net of tax benefit of $202 for the three months ended September 30, 2013.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    REPURCHASES OF COMMON STOCK

          The Company has an existing stock repurchase program pursuant to which the Company's Board has authorized the repurchase of $120 million of Common Stock and that was scheduled to expire on November 30, 2014. On August 5, 2014, the Company's Board extended the stock repurchase program through November 30, 2016.

          For the three months ended September 30, 2014, there were no share repurchases under the common stock repurchase program. As of September 30, 2014, the Company had repurchased 4,517,309 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

NOTE 16.    NEW ACCOUNTING STANDARDS

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

          In June 2014, the FASB issued an update to Topic 718, Compensation-Stock Compensation. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. This update is intended to resolve the diverse accounting treatment of those awards in practice, and requires that the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for the Company beginning July 1, 2016. The new guidance can be applied either prospectively or retrospectively and early application is permitted. As of September 30, 2014, the Company had no outstanding awards to which this new guidance would apply.

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

          At September 30, 2014, the Company's operations were organized into the following two operating segments, which also comprise its reportable segments:

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2014 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies."

          The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

          Segment net sales and profit (loss) exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan, including sales returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by operating segment for the three months ended September 30, 2014 and 2013.

(Amounts in thousands)	Three Months Ended

	September 30, 2014		September 30, 2013

Segment Net Sales:
North America	$172,359		$224,659
International	100,698		118,950

Total	$273,057		$343,609

Reconciliation:
Segment Net Sales	$273,057		$343,609
Less:
Unallocated sales returns and markdowns	2,679	(1)	--

Net Sales	$270,378		$343,609

Segment Profit (Loss):
North America	$12,821		$28,887
International	(11,463)		(7,942)

Total	$1,358		$20,945

Reconciliation:
Segment Profit	$1,358		$20,945
Less:
Depreciation and Amortization	12,712		12,529
Interest Expense, net	7,756		6,032
Consolidation and Elimination Adjustments	79		(1,993)
Unallocated Corporate Expenses	6,092	(2)	2,375 (3)

(Loss) Income Before Income Taxes	$(25,281)		$2,002

(1) Amount represents $2.7 million of returns and markdowns under the Company's 2014 Performance Improvement Plan.

(2)   In addition to the returns and markdowns described above in Note 1, amounts for the three months ended September 30, 2014, include $3.4 million in expenses under the 2014 Performance Improvement Plan primarily comprised of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

(3)   Amounts for the three months ended September 30, 2013, include $2.4 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

Overview

          We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand

- The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour
Cream, Elizabeth Arden Rx and Elizabeth Arden Pro
- Elizabeth Arden branded lipstick, foundation and other color cosmetics products
- Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Celebrity Fragrances	The fragrance brands of Britney Spears, Elizabeth Taylor, Mariah Carey, Taylor Swift, Justin Bieber, Nicki Minaj, and Jennifer Aniston

Lifestyle Fragrances	Curve, Giorgio Beverly Hills, PS Fine Cologne and White Shoulders

Designer Fragrances	Juicy Couture, John Varvatos, Alfred Sung, BCBGMAXAZRIA, Ed Hardy, Geoffrey Beene, Halston, Lucky, Rocawear and Wildfox Couture

          In addition to our owned and licensed fragrance brands, we distribute approximately 280 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

          During fiscal 2014, we began a comprehensive review of our entire business model and cost structure, as well as undertaking initiatives to improve the distribution of our brands globally. While we continue to focus on two important initiatives to grow our business -- the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets, especially in the large European fragrance market as well as growing markets such as Brazil and the Middle East -- we understand that we must focus on improving our commercial execution in order to return to consistent and reliable sales and earnings growth. Our key areas of focus in fiscal 2015 for improving performance are (i) improving gross margin through improved product pricing, reduced price discounting and improved basic versus promotional product sales mix, (ii) improving our distribution quality by tightening product distribution to protect pricing and gross margins, (iii) simplifying and streamlining our organization to reduce overhead costs, and (iv) improving the pace and effectiveness of our innovation program, all with renewed emphasis on priority markets, channels and brands

          In North America, we intend to better target brand investment, accelerate the pace of our product innovation, and seek new brand opportunities to drive long-term growth in fragrance sales in the U.S. market. Internationally, in addition to continuing our efforts to expand the growth of our prestige fragrance portfolio, we plan to capitalize on the global repositioning of the Elizabeth Arden brand to expand our market share in priority markets. In conjunction with these efforts, we expect to rely more heavily on regional joint ventures in certain foreign markets, as opposed to distributors, particularly as we enter new markets. This should allow us to cost-effectively leverage established commercial infrastructures with strong retail market share and expertise to help us grow both the Elizabeth Arden brand and our prestige fragrance portfolio internationally.

          As part of the review of our business and cost structure, during the fourth quarter of fiscal 2014, our board of directors approved a broad restructuring and cost savings program that is intended to reduce the size and cost of our overhead structure and exit low-return businesses, customers and brands and to improve gross margins and profitability in fiscal 2015 and in the long term (the "2014 Performance Improvement Plan"). The 2014 Performance Improvement Plan includes the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, the elimination of approximately 175 employee positions globally and the closing of our affiliate in Puerto Rico.

          We currently estimate that the 2014 Performance Improvement Plan will result in pre-tax charges beginning in the fourth fiscal quarter of 2014 and through fiscal 2015 of $65 million to $72 million, of which an estimated $32 million to $36 million is comprised of cash expenditures. We anticipate annualized savings resulting from the 2014 Performance Improvement Plan activities of approximately $27 million to $35 million. See Note 4 of the Notes to Unaudited Consolidated Financial Statements.

          Since inception, we have incurred approximately $62.0 million of pre-tax charges in connection with the 2014 Performance Improvement Plan, including $6.1 million during the three months ended September 30, 2014. The 2014 Performance Improvement Plan is only part of our ongoing broad restructuring and cost savings program, and we are continuing to target annual savings in the range of $40 million to $50 million upon full implementation of our cost-reduction efforts. These efforts are expected to result in additional decisions that are likely to impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

          On August 19, 2014, we entered into a securities purchase agreement with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (which we call the Purchasers), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the securities purchase agreement, for aggregate cash consideration of $50 million, we issued to the Purchasers an aggregate of 50,000 shares of our newly designated Series A Serial Preferred Stock, par value $0.01 per share, with detachable warrants to purchase up to 2,452,267 shares of the Company's common stock at an exercise price of $20.39 per share. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          We have an investment through a subsidiary in US Cosmeceutechs, LLC, a skin-care company that develops and sells skin care products into the professional dermatology and spa channels. Based on our investment in US Cosmeceutechs, LLC and our subsidiary's controlling rights under the operating agreement, we have determined that US Cosmeceutechs, LLC is a variable interest entity, or VIE, of which we are the primary beneficiary, requiring our consolidation of US Cosmeceutechs, LLC financial statements in accordance with Topic 810, Consolidation. In addition, based on the terms of a put-call agreement with the other equity member of US Cosmeceutechs, LLC, we are required to classify the noncontrolling interest in USC as a "redeemable noncontrolling interest" in the mezzanine section of our consolidated balance sheet. See Note 5 to the Notes to Unaudited Consolidated Financial Statements.

          We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item 1A"Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2014 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2014, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2014 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax gain (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three months ended September 30, 2014 and 2013.

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Net sales	$(163)	$62
Cost of sales	(73)	9
Selling, general and administrative	1,225	(664)

Total pre-tax gain (loss)	$989	$(593)

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2014 and 2013. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended

	September 30, 2014			September 30, 2013

Net sales	$270,378	(1)	100.0%	$343,609		100.0%
Cost of sales	161,326		59.7	193,674		56.4
Depreciation related to cost of goods sold	1,999		0.7	1,830		0.5
Gross profit	107,053	(1)	39.6	148,105	(3)	43.1
Selling, general and administrative expenses	113,865		42.1	129,372		37.7
Depreciation and amortization	10,713		4.0	10,699		3.1
(Loss) income from operations	(17,525	)(1) (2)	(6.5)	8,034	(3)	2.3
Interest expense, net	7,756		2.9	6,032		1.7
(Loss) income before income taxes	(25,281)		(9.4)	2,002		0.6
Provision for income taxes	224		--	414		0.1
Net (loss) income (4)	(25,505)		(9.4)	1,588		0.5
Net (loss) attributable to noncontrolling interest(5)	(155)		--	(109)		--
Net (loss) income attributable to Elizabeth Arden shareholders	(25,350)		(9.4)	1,697		0.5
Less: Accretion and dividends on preferred stock	20,446		7.5	--		--
Net (loss) income attributable to Elizabeth Arden common shareholders	(45,796)		(16.9)	1,697		0.5
Other data
EBITDA and EBITDA margin(6)	$(4,813)		(1.8)%	$20,563		6.0%

(1) For the three months ended September 30, 2014, net sales includes $2.7 million of returns and markdowns under our 2014 Performance Improvement Plan.

(2) In addition to the returns and markdowns described above in Note 1, loss from operations includes:

*

$3.4 million in expenses under our 2014 Performance Improvement Plan, primarily comprised of severance and other employee-related expenses, and related transition costs associated with the reduction in global headcount positions.

(3) For the three months ended September 30, 2013, gross profit includes $3.8 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand.

In addition to the item above, income from operations includes:
*

$2.4 million of severance and other employee-related expenses and related transition costs with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013; and

*	$0.4 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand.

(4)   For the three months ended September 30, 2014, the net loss includes items discussed in Notes 1 and 2 above, as well as a valuation allowance of $7.4 million against our U.S. deferred tax assets recorded as a non-cash charge to income tax expense.

(5) See Note 5 to Notes to Unaudited Consolidated Financial Statements.

(6)   For a definition of EBITDA and a reconciliation of net (loss) income attributable to Elizabeth Arden common shareholders to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. EBITDA margin represents EBITDA divided by net sales.

          At September 30, 2014, our operations were organized into the following two operating segments, which also comprise our reportable segments:

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

          Segment net sales and profit (loss) exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan, including returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the three months ended September 30, 2014 and 2013 and reflects the basis of presentation described in Note 17 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended

	September 30, 2014		September 30, 2013

Segment Net Sales:
North America	$172,359		$224,659
International	100,698		118,950

Total	$273,057		$343,609

Reconciliation:
Segment Net Sales	$273,057		$343,609
Less:
Unallocated sales returns and markdowns	2,679	(1)	--

Net Sales	$270,378		$343,609

Segment Profit (Loss):
North America	$12,821		$28,887
International	(11,463)		(7,942)
Less:
Depreciation and Amortization	12,712		12,529
Interest Expense, net	7,756		6,032
Consolidation and Elimination Adjustments	79		(1,993)
Unallocated Corporate Expenses	6,092	(2)	2,375 (3)

(Loss) Income Before Income Taxes	$(25,281)		$2,002

(1) Amount represents $2.7 million of returns and markdowns under our 2014 Performance Improvement Plan.

(2)   In addition to the returns and markdowns described above in Note 1, amounts for the three months ended September 30, 2014, include $3.4 million in expenses under the 2014 Performance Improvement Plan, primarily comprised of severance and other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

(3)   Amounts for the three months ended September 30, 2013, include $2.4 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Celebrity, Lifestyle, Designer and Other Fragrances.

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Net Sales:
Elizabeth Arden Brand	$100,051	$120,524
Celebrity, Lifestyle, Designer and Other Fragrances	170,327	223,085

Total	$270,378	$343,609

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013.

          Net Sales.    Net sales decreased by 21.3%, or $73.2 million, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to our efforts to tighten product distribution and declines in sales of celebrity fragrances. Excluding the favorable impact of foreign currency, net sales decreased by 21.9%, or $75.2 million. Net sales reflect $2.7 million of returns and markdowns recorded as a result of our 2014 Performance Improvement Plan. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales decreased by 23.3%, or $52.3 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 23.1%, or $51.9 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $38.4 million due to lower net sales for most fragrance brands, including Justin Bieber, Nicki Minaj, Taylor Swift, Juicy Couture and Ed Hardy fragrances. Net sales of Elizabeth Arden branded products decreased by $3.8 million, primarily due to lower sales of color cosmetics and fragrances. Net sales of distributed brands were $10.0 million lower than the prior year period, primarily due to the prior year launch of the One Direction Our Moment fragrance in department stores.

International

          Net sales decreased by 15.3%, or $18.3 million primarily due to our efforts to tighten product distribution. Excluding the favorable impact of foreign currency, net sales decreased by 17.4%, or $20.6 million. Net sales of Elizabeth Arden branded products decreased by $14.3 million, due to lower sales of skin care and fragrance products. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased an aggregate of $4.0 million from the prior year period, primarily due to lower net sales of Justin Bieber fragrances. Partially offsetting these decreases were higher sales of John Varvatos and Juicy Couture fragrances. Net sales in the Greater China region and in Europe were $12.6 million and $10.3 million lower, respectively, as compared to the prior year.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales decreased by 17.0%, or $20.5 million, due to lower sales in all product categories. Excluding the favorable impact of foreign currency, net sales decreased by 18.0%, or $21.7 million. Net sales of skin care products decreased by 17.2%, or $9.2 million, due to lower sales of Visible Difference and Prevage, as well as weaker overall skincare sales in China, and net sales of color cosmetic products decreased by 12.8%, or $2.1 million. Net sales of fragrances decreased 18.1%, or $9.2 million, primarily due to lower sales of 5th Avenue and the prior year launch of UNTOLD.

Celebrity, Lifestyle, Designer and Other Fragrances

          Net sales decreased by 23.6% or $52.8 million. Excluding the favorable impact of foreign currency, net sales decreased by 24.0% or $53.5 million. The decrease includes lower net sales for most fragrance brands including Justin Bieber, Nicki Minaj, Taylor Swift, Britney Spears, Ed Hardy and Juicy Couture, though net sales for John Varvatos were modestly higher. Sales of distributed brands were $9.9 million lower primarily due to the prior year launch of the One Direction Our Moment fragrance in North American department stores.

          Gross Margin.   For the three months ended September 30, 2014 and 2013, gross margins were 39.6% and 43.1%, respectively. Gross margin in the current year period was negatively impacted by $2.7 million, or 60 basis points, of returns and markdowns under our 2014 Performance Improvement Plan. In addition, the current year gross margin was negatively impacted by a lower proportion of sales of higher margin products including both Elizabeth Arden branded products and licensed fragrances. We also made a strategic decision during the quarter ended September 30, 2014, to reduce our levels of certain inventories at reduced margins, which caused these lower margin sales to represent a higher proportion of our overall lower net sales in the current period. Returns, sales allowances and distribution costs also had a greater negative proportionate impact on gross margin in the current period due to the overall decline in net sales in the current year. Gross margin in the prior year period was negatively impacted by $3.8 million, or 110 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning.

          SG&A.   Selling, general and administrative expenses decreased by 12.0%, or $15.5 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The decrease was due to lower marketing and sales expenses of $12.3 million as well as lower general and administrative expenses of $3.2 million. The decrease in marketing and sales expenses was primarily due to (i) $8.2 million in lower media, advertising and sales promotion spend reflecting a spend rate consistent with the spend rate in the prior year period, (ii) $3.1 million of lower marketing and sales overheads expenses in part due to the elimination of certain sales and marketing positions, and (iii) $1.4 million of lower royalty expense primarily due to lower net sales of licensed products in the current year period. The decrease in general and administrative expenses was principally due to (i) a credit of $3.5 million for the reimbursement of certain expenses received in connection with the agreement to transfer the Kate Spade license back to the licensor, (ii) lower payroll and related expenses including incentive compensation of $3.3 million, partially offset by (iii) the impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $2.0 million compared to gains of $0.7 million in the prior year period. The three months ended September 30, 2014, also included $3.4 million in expenses under our 2014 Performance Improvement Plan, comprised of $1.1 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $2.2 million of related transition costs, and $0.1 million in asset impairments. The three months ended September 30, 2013, included $1.8 million of severance and other employee-related expenses and $0.6 million of related transition expenses incurred with respect to the elimination of certain sales and staff positions announced in the fall of 2013, as well as $0.4 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the three months ended September 30, 2014 and 2013, total share-based compensation costs charged against income for all stock plans was $1.3 million and $1.6 million, respectively.

Segment Profit (Loss).

North America

          Segment profit decreased 55.6%, or $16.1 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses.

International

          Segment loss increased by 44.3%, or $3.5 million as compared to the prior year. The increase in segment loss was primarily due to lower sales and gross profit, partially offset by lower selling, general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense was relatively flat for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

          Interest Expense, Net.    Interest expense, net of interest income, was $1.7 million higher for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase was primarily due to the issuance in January 2014 of an additional $100 million aggregate principal amount of 7 3/8% senior notes due in 2021, partially offset by lower average borrowings under our revolving credit facility.

          Provision for Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the three months ended September 30, 2014 and 2013:

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Domestic pre-tax (loss)	$(18,160)	$(9,494)
Foreign pre-tax (loss) income	(7,121)	11,496

Total (loss) income before income taxes	$(25,281)	$2,002

Effective tax rate	(0.9)%	20.7%

         Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charges to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we cannot recognize tax benefit on our U.S. pre-tax loss for the three months ended September 30, 2014, and have instead recorded a valuation allowance of $7.4 million for the period. A valuation allowance reduces deferred tax assets to the amount expected to be realized. Recording the valuation allowances does not restrict our ability to utilize U.S. net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of such net operating losses. A return to sustained profitability in the U.S. could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowance in the future.

          In general, we record income tax expense for interim periods based on our best estimate as to the full fiscal year's effective tax rate. For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction change during the year, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred. However, with the exception of U.S. deferred tax liabilities associated with indefinite-lived assets, which cannot be used as a source of taxable income, the U.S and certain foreign jurisdictions were removed from the base calculation of the annual effective tax rate, as we expect these jurisdictions to generate losses for which no benefit will be recognized.

          The effective tax rate in the current year period was lower as compared to the prior year period, primarily due to the impact of the U.S. valuation allowance and a shift in the ratio of earnings contributions between jurisdictions. The effective tax rate for the full fiscal year ended June 30, 2014 was (62.9)%.

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

          Net (Loss) Income Attributable to Elizabeth Arden Common Shareholders.    Net loss attributable to Elizabeth Arden common shareholders for the three months ended September 30, 2014, was $45.8 million, compared to net income of $1.7 million for the three months ended September 30, 2013. The current year amount includes accretion of $20.1 million for the change in redemption value and dividends of $0.3 million related to our issuance of preferred stock in August 2014. We decided to recognize the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. See Note 12 to Notes to Unaudited Consolidated Financial Statements. In addition, the decrease in results compared to the prior year was due to the lower net sales and gross profit and the $7.4 million valuation allowance recorded as part of our tax provision, partially offset by lower selling, general and administrative expenses.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest), plus accretion and dividends on preferred stock for the three months ended September 30, 2014 was $(4.8) million and, represents a decrease of $25.4 million compared to the prior year due to the lower gross profit in the current period. EBITDA for the three months ended September 30, 2014, includes $6.1 million in costs and expenses under our 2014 Performance Improvement Plan, comprised of $2.7 million of returns and markdowns, $1.1 million of severance and other employee-related expenses associated with the reduction in global headcount positions, $2.2 million of transition costs and $0.1 million in asset impairments. EBITDA for the three months ended September 30, 2013 was $20.6 million and includes (i) $4.2 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand, and (ii) $1.8 million of severance and other employee-related expenses and $0.6 million of related transition expenses incurred with respect to the elimination of certain sales and staff positions announced in the fall of 2013.

          EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Elizabeth Arden common shareholders (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance, or to net cash provided by operating, investing or financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, preferred stock accretion or dividends or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures

          In addition, EBITDA has limitations as an analytical tool, including the fact that:

—	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

—

it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt or the dividends or redemption value of our preferred stock;

—	it does not reflect any cash income taxes that we may be required to pay; and

—

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

          The following is a reconciliation of net (loss) income attributable to Elizabeth Arden common shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Net (loss) income attributable to Elizabeth Arden common shareholders	$(45,796)	$1,697
Plus:
Provision for income taxes	224	414
Interest expense, net	7,756	6,032
Depreciation in cost of sales	1,999	1,830
Depreciation and amortization	10,713	10,699
Net (loss) applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(155)	(109
Accretion and dividends on preferred stock (See Note 12 to Notes to Unaudited Consolidated Financial Statements)	20,446	--

EBITDA	$(4,813)	$20,563

          The following is a reconciliation of net cash flow used in operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Net cash used in operating activities	$(107,875)	$(130,655)
Changes in assets and liabilities, net of acquisitions	95,564	144,786
Interest expense, net	7,756	6,032
Amortization of senior note offering and credit facility costs	(421)	(343)
Amortization of senior note premium	200	--
Provision for income taxes	224	414
Deferred income taxes	1,052	1,935
Amortization of share-based awards	(1,252)	(1,606)
Asset impairments	(61)	--

EBITDA	$(4,813)	$20,563

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the three months ended September 30, 2014 and 2013:

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Net cash used in operating activities	$(107,875)	$(130,655)
Net cash used in investing activities	(7,305)	(16,310)
Net cash provided by financing activities	111,012	130,233
Net decrease in cash and cash equivalents	(5,480)	(16,522)

Operating Activities

          Cash used by our operating activities is driven by net (loss) income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash used by operating activities for the three months ended September 30, 2014 and 2013:

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Net (loss) income	$(25,505)	$1,588
Net adjustments to reconcile net (loss) income to net cash used in operating activities	13,194	12,543
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(95,564)	(144,786)

Net cash used by operating activities	$(107,875)	$(130,655)

          For the three months ended September 30, 2014, net cash used in operating activities was $107.9 million, as compared to $130.7 million for the three months ended September 30, 2013. Net loss was $25.5 million for the three months ended September 30, 2014, as compared to net income of $1.6 million for the prior year period, representing a decrease of $27.1 million. Net adjustments to reconcile net (loss) income to cash used in operating activities increased by $0.7 million as compared to the prior year. Working capital changes utilized cash of $95.6 million in the current year period as compared to $144.8 million in the prior year. Cash utilized by working capital changes in the current period decreased primarily due to lower inventory purchases and lower accounts receivable balances in the current year, partially offset by an aggregate decrease in accounts payable and other accrued liabilities in the current year period compared to the prior year, due in part to the current year reduction in inventory purchases.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the three months ended September 30, 2014 and 2013:

	Three Months Ended

(Amounts in thousands)	September 30, 2014	September 30, 2013

Additions to property and equipment	$(7,305)	$(13,884)
Acquisition of businesses, intangibles and other assets	--	(3,000)
Cash received from consolidation of variable interest entity	$--	$574

Net cash used by investing activities	(7,305)	(16,310)

          For the three months ended September 30, 2014, net cash used in investing activities of $7.3 million was entirely related to capital expenditures principally for computer hardware and software related to implementation of the last phase our Oracle global enterprise system and in-store counters and displays. For the three months ended September 30, 2013, net cash used in investing activities of $16.3 million was composed of (i) $13.9 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that is developing a beauty device, and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. The decrease in capital expenditures for the three months ended September 30, 2014 is primarily due to expenditures in the prior year for (i) in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) leasehold improvements associated with the opening of the Elizabeth Arden Red Door Spa at our New York office location, and (iii) computer hardware and software related to the last phase our Oracle global enterprise system.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the three months ended September 30, 2014 and 2013:

(Amounts in thousands)	Three Months Ended

	September 30, 2014	September 30, 2013

Proceeds from short-term debt	$66,329	$144,000
Proceeds from the issuance of preferred stock and convertible warrants, net of issuance costs	44,713	--
Proceeds from the exercise of stock options	--	334
Repurchase of common stock	--	(5,054)
Payments to noncontrolling interests	--	(4,979)
Payments of contingent consideration related to acquisition	--	(4,914)
All other financing activities	(30)	846

Net cash provided by financing activities	$111,012	$130,233

          For the three months ended September 30, 2014, net cash provided by financing activities was $111.0 million, as compared to $130.2 million for the three months ended September 30, 2013. Net cash provided by financing activities for the three months ended includes $44.7 million received in connection with the issuance of our preferred stock and convertible warrants, net of payments of $5.3 million of the approximately $6.0 million in issuance costs incurred as part of the transaction. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          During the three months ended September 30, 2014, borrowings under our credit facility increased by $65.0 million from a balance of $78.0 million at June 30, 2014. During the three months ended September 30, 2013, borrowings under our credit facility increased by $146.2 million from a balance of $88.0 million at June 30, 2013, and $2.2 million of short term debt was repaid by US Cosmeceutechs, LLC following our investment. Additionally, at September 30, 2014, short-term debt included $3.7 million in outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc, an increase of $1.3 million from the June 30, 2014 balance. In addition, during the prior year period, (i) repurchases of common stock totaled $5.1 million, (ii) payments of contingent consideration related to the 2012 acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $4.9 million, and (iii) payments related to the noncontrolling interests in US Cosmeceutechs, LLC totaled $5.0 million. Proceeds from the exercise of stock options were $0.3 million in the prior year period.

          Interest paid during the three months ended September 30, 2014, included $12.9 million of interest payments on the 7 3/8% senior notes due 2021 and $0.9 million of interest paid on the borrowings under our credit facility. Interest paid during the three months ended September 30, 2013, included $9.2 million of interest payments on the 7 3/8% senior notes due 2021 and $1.0 million of interest paid on the borrowings under our credit facility. The higher interest payments on our 7 3/8% senior notes in the current year was due to the issuance in January 2014 of an additional $100 million aggregate principal amount of such senior notes.

          At September 30, 2014, we had approximately $50.8 million of cash, of which $44.1 million was held outside of the United States, primarily in Switzerland, South Africa, Brazil, the Netherlands and the UK. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested in the applicable local subsidiary.

          Future Liquidity and Capital Needs.    Our principal future uses of funds are for working capital requirements, including brand and product development and marketing expenses, new product launches, additional brand acquisitions or product licensing and distribution arrangements, capital expenditures, debt service and preferred stock dividends. In addition, we may use funds to repurchase material amounts of our common stock and senior notes through open market purchases, privately negotiated transactions or otherwise, depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We have historically financed our working capital needs primarily through internally generated funds, our credit facility and external financing. We collect cash from our customers based on our sales to them and their respective payment terms.

          We have a $300 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. See Note 9 to the Notes to Unaudited Consolidated Financial Statements. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to our satisfaction of certain conditions. The credit facility matures in January 2016.

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

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if average borrowing base capacity declines to less than $25 million ($35 million from September 1 through January 31). Our average borrowing base capacity for the quarter ended September 30, 2014, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2014. We were in compliance with all applicable covenants under the credit facility for the quarter ended September 30, 2014.

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

          At September 30, 2014, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for prime rate loans. The commitment fee on the unused portion of the credit facility at September 30, 2014 was 0.50%. For the three months ended September 30, 2014 and 2013, the weighted average annual interest rate on borrowings under the credit facility was 2.7% and 2.1%, respectively.

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

          At September 30, 2014, we had $143.0 million in borrowings and $3.2 million in letters of credit outstanding under the credit facility and no borrowings under our second lien facility. At September 30, 2014, based on eligible accounts receivable and inventory available as collateral, an additional $128.3 million in the aggregate could be borrowed under our credit facility and our second lien facility. In addition, we also had $3.7 million in outstanding borrowings under a credit facility between a foreign subsidiary and HSBC Bank plc. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At September 30, 2014, we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

          On August 19, 2014, we entered into a securities purchase agreement with the Purchasers, Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P., investment funds affiliated with Rhône Capital L.L.C. Pursuant to the securities purchase agreement, for aggregate cash consideration of $50 million, we issued to the Purchasers an aggregate of 50,000 shares of our newly designated preferred stock, with detachable warrants to purchase up to 2,452,267 shares of our common stock at an exercise price of $20.39 per share.

          Dividends on the preferred stock are due on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2014. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the Shares of Common Stock for which the outstanding Warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. Pursuant to a shareholders' agreement entered into concurrently with the securities purchase agreement, each quarter we will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under our indenture for the 7 3/8% senior notes, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the board, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on our common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility and second lien facility will be sufficient to cover debt service, preferred stock dividends, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements.

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

          For the three months ended September 30, 2014, there were no share repurchases under the common stock repurchase program. As of September 30, 2014, we had repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014:
*	our ability to implement our 2014 Performance Improvement Plan, our ability to realize the anticipated benefits of our 2014 Performance Improvement Plan and/or changes in the timing of such benefits;
*

whether we will incur higher than anticipated costs, expenses or charges related to the implementation of our 2014 Performance Improvement Plan or any additional restructuring or cost savings activities, and/or changes in the expected timing of such costs, expenses or charges;

*

decisions or actions resulting from our continued reexamination of our business, including implementing any additional restructuring activities, and the timing and amount of any costs, expenses or charges that may be incurred as a result or the benefits anticipated to result from any such decisions or actions;

*	our ability to realize benefits from the strategic investment made by affiliates of Rhône Capital L.L.C. in our company;
*

factors affecting our relationships with our customers or our customers' businesses, including the absence of contracts with customers, our customers' financial condition, reduction in consumer traffic or demand, and changes in the retail, fragrance and cosmetic industries, such as the consolidation of retailers and the associated closing of retail doors as well as retailer inventory control practices, including, but not limited to, levels of inventory carried at point of sale and practices used to control inventory shrinkage;

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

*

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations, working capital requirements and preferred stock dividend requirements, and restrictive covenants in our revolving credit facility, second lien facility and the indenture for our 7 3/8% senior notes;

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
*

the potential for significant impairment charges relating to our trademarks, goodwill, investments in other entities or other intangible assets that could result from a number of factors, including such entities' or brands' business performance or downward pressure on our stock price; and

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2014, we had $143.0 million in borrowings and $3.2 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the three months ended September 30, 2014, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2014 would have increased or decreased by approximately $0.5 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          As of September 30, 2014, we had notional amounts of 13.2 million British pounds and 14.0 million Euros under open foreign currency contracts that expire between October 31, 2014 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of September 30, 2014, we had notional amounts under foreign currency contracts of (i) 7.4 million Canadian dollars and 7.6 million Australian dollars used to hedge forecasted cost of sales that expire between October 31, 2014 and May 31, 2015, and (ii) 2.4 million Swiss francs to hedge forecasted operating costs that expire between October 31, 2014 and May 31, 2015. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the three months ended September 30, 2014 from settled contracts was approximately $0.2 million. At September 30, 2014, the unrealized gain, net of taxes, associated with these open contracts of approximately $1.2 million is included in accumulated other comprehensive income in our consolidated balance sheet. See Notes 2 and 14 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of September 30, 2014, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three months ended September 30, 2014, from the settlement of these contracts was $1.1 million.

          We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

          E. Scott Beattie, our Chairman, President and Chief Executive Officer, and Rod R. Little, our Executive Vice President and Chief Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are functioning effectively.

          There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[Remainder of Page Intentionally Left Blank]

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 6.    EXHIBITS
Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of Elizabeth Arden, Inc. Designating Series A Serial Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed as part of the Company's Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

3.3	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company's Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

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

4.3

Shareholders Agreement dated as of August 19, 2014, by and among Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.2 filed as part of the Company's Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

4.4

Form of Warrant to purchase Common Stock, issued pursuant to the Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

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

10.9

Third Amendment to Credit Agreement (Second Lien) dated as of March 28, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.9 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-6370)).

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

10.13 +*	2004 Non-Employee Director Stock Option Plan, as amended and restated.

10.14 +

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

10. 17 +

Elizabeth Arden, Inc. Severance Policy, as amended and restated on February 3, 2014 (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.18 +

Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.19 +

Elizabeth Arden Inc. 2010 Stock Award and Incentive Plan (incorporated by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-170287, filed on November 2, 2010 (Commission File No. 1-6370)).

10.20 +

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

10.22

Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

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
**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of September 30, 2014 and June 30, 2014, (ii) unaudited condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively, (iii) unaudited condensed consolidated statements of comprehensive (loss) income for the three months ended September 30, 2014 and 2013, respectively, (iv) unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2014 and 2013, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: October 30, 2014	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer

Date: October 30, 2014	/s/ Rod R. Little

Rod R. Little
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.13	2004 Non-Employee Director Stock Option Plan, as amended and restated.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document