Form 10-Q
period 2014-12-31
ELIZABETH ARDEN INC
filed 2015-02-06
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 3, 2015

Common Stock, $.01 par value per share	29,811,655

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	December 31, 2014	June 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$94,144	$56,308
Accounts receivable, net	188,380	160,806
Inventories	288,320	338,826
Deferred income taxes	2,198	3,742
Prepaid expenses and other assets	38,477	48,076

Total current assets	611,519	607,758

Property and equipment, net	111,357	116,806
Exclusive brand licenses, trademarks and intangibles, net	229,644	275,004
Goodwill	31,607	31,607
Debt financing costs, net	8,103	7,225
Deferred income taxes	5,431	5,213
Other	13,562	18,040

Total assets	$1,011,223	$1,061,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$58,900	$80,418
Accounts payable - trade	84,307	81,660
Other payables and accrued expenses	122,799	111,953

Total current liabilities	266,006	274,031

Long-term Liabilities
Long-term debt	356,033	356,432
Deferred income taxes and other liabilities	55,755	54,648

Total long-term liabilities	411,788	411,080

Total liabilities	677,794	685,111

Redeemable noncontrolling interest (See Note 5)	4,638	5,553

Commitments and contingencies (See Note 11)

Redeemable Series A Serial Preferred Stock, $0.01 par value
50,000 shares authorized: 50,000 shares issued and outstanding	50,000	--

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,652,963 and 34,599,106 shares issued, respectively	346	346
Additional paid-in capital	372,848	356,260
Retained earnings	9,763	112,337
Treasury stock (4,841,308 shares at cost)	(93,169)	(93,169)
Accumulated other comprehensive loss	(10,997)	(4,785)

Total shareholders' equity	278,791	370,989

Total liabilities, redeemable noncontrolling interest, redeemable preferred stock and shareholders' equity	$1,011,223	$1,061,653

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)
	Three Months Ended		Six Months Ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net sales	$333,607	$418,137	$603,985	$761,746
Cost of goods sold:
Cost of sales	188,762	225,236	350,088	418,910
Depreciation related to cost of goods sold	1,960	1,987	3,959	3,817

Total cost of goods sold	190,722	227,223	354,047	422,727

Gross profit	142,885	190,914	249,938	339,019

Operating expenses:
Selling, general and administrative	180,205	129,003	294,070	258,375
Depreciation and amortization	10,795	11,137	21,508	21,836

Total operating expenses	191,000	140,140	315,578	280,211

(Loss) income from operations	(48,115)	50,774	(65,640)	58,808

Other expense
Interest expense, net	7,712	5,734	15,468	11,766
Debt Extinguishment charges	239	--	239	--

Other expense, net	7,951	5,734	15,707	11,766

(Loss) income before income taxes	(56,066)	45,040	(81,347)	47,042
Provision for income taxes	833	10,384	1,057	10,798

Net (loss) income	(56,899)	34,656	(82,404)	36,244
Net loss attributable to noncontrolling interests (See Note 5)	(760)	(297)	(915)	(406)

Net (loss) income attributable to Elizabeth Arden shareholders	(56,139)	34,953	(81,489)	36,650
Less: Accretion and dividends on preferred stock (See Note 12)	639	--	21,085	--

Net (loss) income attributable to Elizabeth Arden common shareholders	$(56,778)	$34,953	$(102,574)	$36,650

Net (loss) income per common share attributable to Elizabeth Arden common shareholders:
Basic	$(1.90)	$1.18	$(3.44)	$1.24

Diluted	$(1.90)	$1.16	$(3.44)	$1.21

Weighted average number of common shares:
Basic	29,812	29,649	29,796	29,648

Diluted	29,812	30,129	29,796	30,182

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands)
	Three Months Ended		Six Months Ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net (loss) income	$(56,899)	$34,656	$(82,404)	$36,244

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(3,230)	(2,086)	(9,517)	107
Net unrealized cash flow hedging (loss) gain (2)	(23)	(540)	3,305	(1,907)

Total other comprehensive loss, net of tax	(3,253)	(2,626)	(6,212)	(1,800)

Comprehensive (loss) income	(60,152)	32,030	(88,616)	34,444
Net loss attributable to noncontrolling interests	(760)	(297)	(915)	(406)

Comprehensive (loss) income attributable to Elizabeth Arden shareholders	$(59,392)	$32,327	$(87,701)	$34,850

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2)

Net of tax expense of $145 and $125 for the three months ended December 31, 2014 and 2013, respectively. Net of tax expense of $623 for the six months ended December 31, 2014, and net of tax benefit of $64 for the six months ended December 31, 2013.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance as of July 1, 2014	34,599	$346	$356,260	$112,337	(4,841)	$(93,169)	$(4,785)	$370,989

Issuance of restricted stock, net of forfeitures and tax withholdings	54	--	(384)	--	--	--	--	(384)

Amortization of share-based awards	--	--	2,674	--	--	--	--	2,674

Issuance of warrants to purchase common stock	--	--	14,144	--	--	--	--	14,144

Excess tax benefit from share-based awards	--	--	154	--	--	--	--	154

Net loss attributable to Elizabeth Arden shareholders	--	--	--	(81,489)	--	--	--	(81,489)

Preferred stock accretion to redemption value	--	--	--	(20,151)	--	--	--	(20,151)

Preferred stock dividends	--	--	--	(934)	--	--	--	(934)

Foreign currency translation adjustments	--	--	--	--	--	--	(9,517)	(9,517)

Net unrealized cash flow hedging gain	--	--	--	--	--	--	3,305	3,305

Balance as of December 31, 2014	34,653	$346	$372,848	$9,763	(4,841)	$(93,169)	$(10,997)	$278,791

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)
	Six Months Ended

	December 31, 2014	December 31, 2013

Operating Activities:
Net (loss) income	$(82,404)	$36,244
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,467	25,653
Asset impairments	42,931	--
Amortization of senior note offering and credit facility costs	842	685
Amortization of senior note premium	(399)	--
Amortization of share-based awards	2,674	3,225
Debt extinguishment charges	239	--
Deferred income taxes	344	6,258
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(32,815)	(61,606)
Decrease (increase) in inventories	46,858	(32,074)
Decrease (increase) in prepaid expenses and other assets	10,431	(6,400)
Increase in accounts payable	5,010	30,810
Increase in other payables, accrued expenses and other liabilities	17,727	12,206
Other	231	232

Net cash provided by operating activities	37,136	15,233

Investing Activities:
Additions to property and equipment	(14,608)	(25,822)
Acquisition of businesses, intangibles and other assets	(2,300)	(3,000)
Cash received from consolidation of variable interest entity	--	574

Net cash used in investing activities	(16,908)	(28,248)

Financing Activities:
(Payments on) proceeds from short-term debt	(21,518)	7,750
Proceeds from the issuance of preferred stock and warrants, net of issuance costs	43,993	--
Proceeds from the exercise of stock options	--	1,758
Financing fees paid	(1,947)	--
Preferred stock dividend	(147)	--
Repurchase of common stock	--	(5,393)
Proceeds from the issuance of common stock under the employee stock purchase plan	--	1,101
Payments of contingent consideration related to acquisition	--	(4,914)
Payments to noncontrolling interests	--	(4,979)
Payments under capital lease obligations	(59)	(35)

Net cash provided by (used in) financing activities	20,322	(4,712)

Effect of exchange rate changes on cash and cash equivalents	(2,714)	(53)
Net increase (decrease) in cash and cash equivalents	37,836	(17,780)
Cash and cash equivalents at beginning of period	56,308	61,674

Cash and cash equivalents at end of period	$94,144	$43,894

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$1,536	$2,338

Accretion on preferred stock (not included above)	$20,151	$--

Dividends on preferred stock not paid for (not included above)	$786	$--

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

          During the second quarter of fiscal 2015, the Company revised its forecast for its Canadian affiliate which is now projected to show a loss for fiscal 2015, in part due to the impact of our 2014 Performance Improvement Plan described in Note 4 and to foreign exchange losses resulting from large fluctuations in currency conversion rates. Based on the projected cumulative taxable loss for the three fiscal years ending June 30, 2015, as well as the Company's consideration of the weight of positive and negative evidence, the Company recorded a total valuation allowance of $2.5 million against its Canadian deferred tax assets as a non-cash charge to income tax expense, of which $2.1 million was recorded on a discrete basis.

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

          The components of accumulated other comprehensive loss were as follows:

(Amounts in thousands)	December 31, 2014	June 30, 2014

Cumulative foreign currency translation adjustments	$(12,139)	$(2,622)
Unrealized hedging gains (losses), net of taxes (1)	1,142	(2,163)

Accumulated other comprehensive loss	$(10,997)	$(4,785)

(1) Net of tax expense of $265 as of December 31, 2014 and net of tax benefit of $359 as of June 30, 2014.

NOTE 3.    NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ELIZABETH ARDEN COMMON SHAREHOLDERS

          Basic net (loss) income per share attributable to Elizabeth Arden Common Stock shareholders is computed by dividing the net (loss) income attributable to Elizabeth Arden common shareholders by the weighted average shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net (loss) income attributable to Elizabeth Arden common shareholders per diluted share is similar to basic net (loss) income per share attributable to Elizabeth Arden common shareholders except that the denominator includes potentially dilutive Common Stock, such as stock options, non-vested restricted stock and restricted stock units, and warrants. For the three and six months ended December 31, 2014, diluted net loss per share equals basic net loss per share as the assumed exercise of stock options, non-vested restricted stock units, and warrants would have an anti-dilutive effect.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net (loss) income per share attributable to Elizabeth Arden common shareholders:

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Basic
Net (loss) income attributable to Elizabeth Arden common shareholders	$(56,778)	$34,953	$(102,574)	$36,650

Weighted average shares outstanding	29,812	29,649	29,796	29,648

Net (loss) income per basic share attributable to Elizabeth Arden common shareholders	$(1.90)	$1.18	$(3.44)	$1.24

Diluted
Net (loss) income attributable to Elizabeth Arden common shareholders	$(56,778)	$34,953	$(102,574)	$36,650

Weighted average shares outstanding	29,812	29,649	29,796	29,648

Potential common shares - treasury method	--	480	--	534

Weighted average shares and potential dilutive common shares	29,812	30,129	29,796	30,182

Net (loss) income per diluted share attributable to Elizabeth Arden common shareholders	$(1.90)	$1.16	$(3.44)	$1.21

          The following table shows the number of l common stock equivalents for the three and six months ended December 31, 2014 and 2013 that were not included in the net (loss) income per diluted share attributable to Elizabeth Arden common shareholders calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Number of shares	3,276	104	3,276	81

NOTE 4.    2014 PERFORMANCE IMPROVEMENT PLAN AND OTHER RESTRUCTURING

           The 2014 Performance Improvement Plan, approved by the Board of Directors on June 23, 2014, includes the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, the elimination of approximately 175 employee positions globally, and the closing of the Company's Puerto Rico affiliate. At June 30, 2014, the Company estimated that the 2014 Performance Improvement Plan would result in pre-tax charges beginning in the fourth fiscal quarter of 2014 and through fiscal 2015 of $65 million to $72 million. As a result of the Company's continuing reexamination of how it commercially executes its business, during the three months ended December 31, 2014, the Company made changes to its distribution strategy in China. Primarily as a result of this decision, in December 2014 the Company increased the range of estimated pre-tax charges to be incurred under the 2014 Performance Improvement Plan through fiscal 2015 and now expects the amounts to be between $92 million and $99 million.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The current estimated pre-tax charges for the 2014 Performance Improvement Plan consist of:

(i)

approximately $35 million to $41 million for changes to the Company's distribution strategy in China, and for exit and contract termination costs related to the closing of the Company's Puerto Rico affiliate, the exiting of unprofitable doors and changes in customer, distribution and supply chain relationships;

(ii)	approximately $12 million for employee severance and other related one-time costs (including those related to the closing of the Company's Puerto Rico affiliate); and

(iii)

approximately $45 million to $46 million related to asset impairments, including approximately $18 million to $19 million associated with intangible asset and inventory impairments and exit costs caused by the expiration, non-renewal or wind-down of fragrance license agreements, and $26million associated with discontinuations of certain products, including $7.1million related to certain Elizabeth Arden branded skincare and color products developed prior to the Elizabeth Arden brand repositioning.

          During the three and six months ended December 31, 2014, we incurred approximately $22.6 million and $28.7 million, respectively, of pre-tax charges in connection with the 2014 Performance Improvement Plan. Since inception we have incurred approximately $84.6 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. The pre-tax charges for the three and six months ended December 31, 2014 and since inception consisted of the following:

Three Months Ended December 31, 2014:
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total

Returns and markdowns	$12,582	$--	$--	$12,582
Inventory write-downs	--	4,542	--	4,542
Asset impairments and related charges	--	--	77	77
Severance and other employee-related costs	--	--	769	769
Other	--	--	4,672	4,672

Total	$12,582	$4,542	$5,518	$22,642

Six Months Ended December 31, 2014:
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total

Returns and markdowns	$15,261	$--	$--	$15,261
Inventory write-downs	--	4,580	--	4,580
Asset impairments and related charges	--	--	138	138
Severance and other employee-related costs	--	--	1,920	1,920
Other	--	--	6,835	6,835

Total	$15,261	$4,580	$8,893	$28,734

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Since Inception: (Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total

Returns and markdowns (1)	$24,725	$--	$--	$24,725
Inventory write-downs (2)	--	34,765	--	34,765
Asset impairments and related charges(3)	--	--	9,812	9,812
Severance and other employee-related costs(4)	--	--	7,958	7,958
Other(5)	--	--	7,366	7,366

Total	$24,725	$34,765	$25,136	$84,626

(1)

Related to changes in the Company's distribution strategy in China, the closing of the Company's Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.

(2)	Related to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products.

(3)	Related primarily to the non-renewal and expiration of fragrance license agreements.

(4)	Severance and other employee-related costs associated with reduction in global headcount positions.

(5)	Consists primarily of transition expenses and customer and vendor contract termination costs.

          As of December 31, 2014, the related liability balance and activity for costs associated with the 2014 Performance Improvement Plan are as follows:

(Amounts in thousands)	Severance and Other Employee- Related Costs	Other	Total

Liability balance at June 30, 2014	$5,427	$531	$5,958
Accruals(1)	1,151	2,163	3,314
Cash payments-First Quarter Fiscal 2015	(4,643)	(2,694)	(7,337)

Liability balance at September 30, 2014	$1,935	$--	$1,935
Accruals(1)	769	4,672	5,441
Cash payments-Second Quarter Fiscal 2015	(1,102)	(2,026)	(3,128)

Liability balance at December 31, 2014 (2)	$1,602	$2,646	$4,248

(1)	Included in selling, general and administrative expenses in the Company's consolidated statements of operations.

(2)	The Company expects to pay the balance of these liabilities during fiscal 2015.

          During the three and six months ended December 31, 2014, and in addition to the items discussed above under the 2014 Performance Improvement Plan, the Company recorded approximately $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. See Note 7 for further discussion.

          All of the expenses discussed above, as described in Note 17, have not been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses.

NOTE 5.    NONCONTROLLING INTERESTS

          On July 2, 2013, the Company, through a subsidiary (the "EA USC Subsidiary"), invested $6.0 million in US Cosmeceutechs, LLC ("USC"), a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note (the "Convertible Note") that bears interest at 1.5%, was convertible into 50% of the fully diluted equity interest of USC at any time at the option of the EA USC Subsidiary and also converted automatically upon the satisfaction of certain conditions.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          On July 11, 2013, the EA USC Subsidiary purchased a 30% equity interest in USC from the sole equity member (the "Member") for $3.6 million under the terms of a put-call agreement with the USC Member. Under the terms of the put-call agreement, the EA USC Subsidiary has an option to purchase the Member's remaining equity interest in USC at specified prices under certain circumstances based on USC's performance, and similarly the Member has the ability to put its interest in USC to the Company at specified prices under certain circumstances based on USC's performance. Based on the terms of the put-call agreement, it is likely that the EA USC Subsidiary would exercise its call option prior to the Member exercising his put option. In accordance with Topic 480, Distinguishing Liabilities from Equity, the Company is required to classify the noncontrolling interest in USC as a "redeemable noncontrolling interest" in the mezzanine section of the Company's consolidated balance sheet.

          In December 2014, the EA USC Subsidiary invested an additional $2.0 million in USC and an existing $1.0 million demand loan to USC was incorporated as part of the Convertible Note. As a result of these transactions, the Convertible Note was amended and restated to reflect (i) an aggregate principal amount of $9 million (including the previously outstanding demand loan), and (ii) that once converted, the Convertible Note will result in the Company owning 85.45% of the fully diluted equity interests in USC (inclusive of EA USC's current equity interest).  The other terms of the Convertible Note remained unchanged. As a result of the December 2014 transactions, the Member's remaining equity interest in USC that is subject to the put and call option is now 14.55%. As of December 31, 2014, the Convertible Note had not been converted.

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

          The following provides an analysis of the change in the redeemable noncontrolling interest liability for the six months ended December 31, 2014:

(Amounts in thousands)	Amount

Beginning as of June 30, 2014	$5,553
Net loss attributable to noncontrolling interests	(915)

Balance at December 31, 2014	$4,638

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	December 31, 2014	June 30, 2014

Raw materials	$39,383	$51,406
Work in progress	12,419	22,262
Finished goods	236,518	265,158

Total	$288,320	$338,826

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	December 31, 2014	June 30, 2014	June 30, 2014 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	107,641	162,771	14
Exclusive brand trademarks	105,262	102,064	16
Other intangibles (1)	18,580	18,580	18

Exclusive brand licenses, trademarks and intangibles, gross	353,898	405,830

Accumulated amortization:
Exclusive brand licenses and related trademarks	(63,094)	(72,018)
Exclusive brand trademarks	(53,966)	(52,185)
Other intangibles	(7,194)	(6,623)

Exclusive brand licenses, trademarks and intangibles, net	$229,644	$275,004

(1) Primarily consists of customer relationships, customer lists, non-compete agreements and product formulas.

          At December 31, 2014, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The Company did not record any impairments during the three months ended December 31, 2014, as there were no events that triggered an impairment analysis.

          During the second quarter of fiscal 2015, net sales of Justin Bieber and Nicki Minaj fragrances fell significantly below expectations. The Company reviewed these license agreements for potential impairment. Given the significant decline in net sales during the second quarter of fiscal 2015, and the expectation for a continued decline of sales in future periods, the Company determined that these intangible assets were fully impaired. As a result, the Company recorded a total impairment charge of approximately $39.6 million during the second quarter of fiscal 2015 to write off the carrying values of both the Justin Bieber and Nicki Minaj licenses.

          Amortization expense was $4.6 million and $4.9 million for the three months ended December 31, 2014 and 2013, respectively, and $9.1 million and $9.8 million for the six months ended December 31, 2014 and 2013, respectively. At December 31, 2014, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2015	2016	2017	2018	2019

Amortization expense	$6.0	$11.5	$10.2	$9.8	$9.4

NOTE 8.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	December 31, 2014	June 30, 2014

Accrued advertising, promotion and royalties	$44,686	$29,613
Accrued employee-related benefits	18,327	21,325
Accrued value added taxes	7,740	5,077
Accrued interest	7,862	7,939
Freight	4,324	4,005
Other accruals	39,860	43,994

Total other payables and accrued expenses	$122,799	$111,953

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    SHORT-TERM DEBT

          At December 31, 2014, the Company had a $275 million revolving bank credit facility ("the Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. On January 7, 2015, the commitments under the Credit Facility were increased by an additional $25 million to a total of $300 million. In December 2014, the Credit Facility was amended to among other things, (i) extend its maturity date from January 2016 to December 2019, with a sublimit of $25 million for letters of credit, and (ii) revise the interest rate and unused commitment fee applicable under the Credit Facility. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions.

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

          The Credit Facility, as amended, has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the Credit Facility, or (b) the Company's borrowing availability under the Credit Facility, plus domestic cash and cash equivalents, is less than $20 million at any time. The Company's average borrowing base capacity and borrowing availability during the quarter ended December 31, 2014, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2014.

          Under the terms of the Credit Facility, as amended, the Company may pay dividends or repurchase common stock if (a) it maintains a debt service coverage ratio of not less than 1.1 to 1.0 and maintains borrowing base capacity plus domestic cash and cash equivalents, in each case after giving effect to the applicable payment, of (i) at least $30 million from February 1 to August 31, and (ii) at least $35 million from September 1 to January 31, or (b) it maintains borrowing base capacity plus domestic cash and cash equivalents of (i) at least $40 million from February 1 to August 31, and (ii) at least $45 million from September 1 to January 31.

          Borrowings under the credit portion of the Credit Facility continue to bear interest at a floating rate based on an "Applicable Margin" that is determined by reference to a debt service pricing ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. As amended, the Applicable Margin charged on LIBOR loans now ranges from 1.50% to 2.50%, as compared to 1.75% to 2.50% previously, and ranges from 0% to 1.0%, as compared to 0.25% to 1.0% previously, for base rate loans. The Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.0% higher. The unused commitment fee rate is now 0.375% per annum, as compared to 0.50% per annum previously, and is based on quarterly average utilization.

          At December 31, 2014, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for base rate loans. The commitment fee on the unused portion of the Credit Facility at December 31, 2014 was 0.375%. For the six months ended December 31, 2014 and 2013, the weighted average annual interest rate on borrowings under the Credit Facility was 2.8% and 2.1%, respectively.

          The Company also has a second lien credit agreement (the "Second Lien Facility") with JPMorgan Chase Bank, N.A. providing the Company the ability to borrow up to $30 million on a revolving basis. The Second Lien Facility matures on January 2016. The Second Lien Facility is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories, and the interest on borrowings charged under the Second Lien Facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the Second Lien Facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the Second Lien Facility. To the extent the Company borrows amounts under the Second Lien Facility, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          At December 31, 2014, the Company had $58.9 million in outstanding borrowings and approximately $3.1 million in letters of credit outstanding under the Credit Facility, compared with $78.0 million in borrowings and $3.3 million in letters of credit outstanding at June 30, 2014. At both December 31, 2014 and June 30, 2014, the Company had no outstanding borrowings under the Second Lien Facility. At December 31, 2014, based on eligible accounts receivable and inventory available as collateral, an additional $196.7 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

          In connection with the amendment of the Credit Facility in December 2014, the Company (i) recorded approximately $0.2 million of debt extinguishment costs in the second quarter of fiscal 2015, and (ii) incurred and capitalized approximately $2.0 million of bank related costs. Such amounts are reflected in debt financing costs, net, on the consolidated balance sheet.

NOTE 10.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	December 31, 2014	June 30, 2014

7 3/8% Senior Notes due March 2021	$350,000	$350,000
Unamortized premium on long-term debt	6,033	6,432

Total long-term debt	$356,033	$356,432

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

          The Additional 7 3/8% Senior Notes were sold at 106.75% of their principal amount, and the premium received will be amortized over the remaining life of the 7 3/8% Senior Notes. In addition, as part of the issuance of the Additional 7 3/8% Senior Notes, the Company incurred and capitalized approximately $2.2 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the remaining life of the 7 3/8% Senior Notes. In March 2014, the Additional 7 3/8% Senior Notes were exchanged for an equivalent principal amount of notes registered under the Securities Act and containing identical terms to the Additional 7 3/8% Senior Notes.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    COMMITMENTS AND CONTINGENCIES

          During fiscal 2013 and 2014, the Company invested $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at December 31, 2014, is included in other assets on the consolidated balance sheet. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor has the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period.

          On February 2, 2015, the minority investor put its interest in Salon Holdings to the Company. Based on the performance of Salon Holdings over the previous 12-month period, the Company expects to pay the minority investor approximately $4 million in cash during the third quarter of fiscal 2015.

          In July 2013, the Company acquired a 20% equity interest in a company that is developing a beauty device (the "Device Company"). Under the terms of the equity interest purchase agreement, the Company has an obligation to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, the Company entered into a license with the Device Company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, the Company also has an option to purchase the remaining 60% equity interest in the Device Company at a specified price under certain circumstances based on the sales performance of the device.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          The Preferred Stock is redeemable at the option of the holder at 100% of the Liquidation Preference plus an amount per share equal to accrued but unpaid dividends on the Preferred Stock up to the date of redemption, at any time after August 19, 2022. The Preferred Stock is also redeemable at the option of the Company at the following redemption prices and times:

Percentage of Liquidation Preference of each share of Preferred Stock to be redeemed *	Timing of Redemption Right

103%	On or after August 19, 2016 but prior to August 19, 2019
102%	On or after August 19, 2019 but prior to August 19, 2020
101%	On or after August 19, 2020 but prior to August 19, 2021
100%	On or after August 19, 2021

*

In each case, plus an amount per share equal to accrued but unpaid dividends on such share of Preferred Stock up to, but excluding, the earlier of the date of the redemption or the date of constructive redemption.

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

Percentage of Liquidation Preference of each share of Preferred Stock to be repurchased *	Change of Control Date

120%	Prior to August 19, 2015
110%	On or after August 19, 2015 but prior to August 19, 2016
105%	On or after August 19, 2016 but prior to August 19, 2017
101%	On or after August 19, 2017

*

In each case, plus an amount per share equal to accrued but unpaid dividends on such share of Preferred Stock up to, but excluding, the earlier of the date of the redemption or the date of constructive redemption.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Shareholders Agreement

          Under the terms of the Shareholders Agreement, from and after the date the Purchasers are no longer entitled, in their capacity as holders of Preferred Stock, to elect directors to the Board pursuant to their Designation Rights, the Purchasers will have the right to jointly designate for election one member to the Company's Board of Directors for so long as the Purchasers' Percentage Interest (as defined in the Shareholders Agreement) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, and the right to designate for election an additional member to the Company's Board if the Purchasers have an aggregate Percentage Interest equal to or exceeding 20% of the Company's outstanding Common Stock.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          Under Topic 480, if preferred shares are issued in conjunction with other securities, such as warrants, and the other securities meet the requirements for equity classification, the sales proceeds from the issuance should be allocated to each security based on their relative fair values. The fair value of the Preferred Stock was based on the present value of the dividends expected to be paid at the 5% annual rate over the next eight years until August 19, 2022, the first date that the preferred stock may be redeemed at the option of the holder at par, as well as the payment of the redemption amount of $50 million and any unpaid dividends due on August 19, 2022. In determining the fair value of the Warrants, given the possibility that the Warrants may be exercised at the Company's discretion under certain circumstances after August 19, 2019, as discussed above, the Company utilized a Monte Carlo simulation model using the assumptions below:

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

          Under current accounting guidance, because the Preferred Stock is not redeemable currently, but because it is probable it will become redeemable, the Preferred Stock should be adjusted to its maximum redemption amount at each balance sheet date. In addition, the Company had the option to choose to either (i) accrete changes in the redemption value of the Preferred Stock over the period from the date of issuance to the earliest redemption date of the security, or (ii) recognize changes in the redemption value of the Preferred Stock immediately and adjust the carrying value of the Preferred Stock to equal the redemption value at the end of each reporting period (this method would view the end of the reporting period as if it were also the redemption date for the Preferred Stock). The Company selected the second option and recognized the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015.

          On September 29, 2014, the Board declared a dividend of approximately $295,000 on the Preferred Stock, and 50% of the dividend declared was paid on October 1, 2014. In addition, in October 2014, the Board declared a dividend of approximately $639,000, and 50% of the dividend declared was paid in January 2015. Accrued dividends payable as of December 31, 2014 were approximately $786,000 and dividend arrearage as of December 31, 2014 was approximately $147,000.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table sets forth the accretion and dividends on the redeemable Preferred Stock for the three and six months ended December 31, 2014:

(Amounts in thousands)	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014

Preferred stock accretion to redemption value	$--	$20,151
Dividends	639	934

Total	$639	$21,085

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

          The Company's long-term debt consists of $350 million aggregate principal amount of its 7 3/8% Senior Notes. At December 31, 2014 and June 30, 2014, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	December 31, 2014	June 30, 2014

7 3/8% Senior Notes due March 2021 (Level 2)	$321,125	$369,250

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014:

(Amounts in thousands)	December 31, 2014		June 30, 2014

	Asset	Liability	Asset	Liability

Level 2	1,924	518	--	2,522

Total	$1,924	$518	$--	$2,522

          See Note 14 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. During the second quarter of fiscal 2015, the Company recorded an asset impairment charge of approximately $39.6 million to write-off the carrying values of both the Justin Bieber and Nicki Minaj licenses. See Note 7. As of December 31, 2014, other than the carrying values of these licenses, the Company did not have any non-financial assets and liabilities measured at fair value.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    DERIVATIVE FINANCIAL INSTRUMENTS

          The Company operates in several foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to enter into cash flow hedges to reduce a portion of the exposure of the Company's foreign subsidiaries' revenues to fluctuations in currency rates using foreign currency forward contracts. The Company also enters into cash flow hedges for a portion of its forecasted inventory purchases to reduce the exposure of its Canadian and Australian subsidiaries' cost of sales to such fluctuations, as well as cash flow hedges for a portion of its subsidiaries' forecasted Swiss franc operating costs. The principal currencies hedged are British pounds, Euros, Canadian dollars, Australian dollars and Swiss francs. The Company does not enter into derivative financial contracts for speculative or trading purposes. The Company's derivative financial instruments are recorded in the consolidated balance sheets at fair value determined using pricing models based on market prices or determined using valuation models that use as their basis readily observable market data that is actively quoted and can be validated through external sources, including independent pricing services, brokers and market transactions. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the consolidated statements of cash flows. Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2014 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of December 31, 2014, the Company had notional amounts of 6.4 million British pounds and 8.7 million Euros under foreign currency contracts that expire between January 31, 2015 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2014 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of December 31, 2014, the Company had notional amounts under foreign currency contracts of (i) 4.7 million Canadian dollars and 4.3 million Australian dollars used to hedge forecasted cost of sales that expire between January 31, 2015 and May 31, 2015, and (ii) 18.3 million Swiss francs used to hedge forecasted operating costs that expire between January 31, 2015 and May 31, 2016.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and six months ended December 31, 2014, the Company recorded gains of $1.0 million and $2.2 million, respectively in selling, general and administrative expenses related to these contracts. Amounts recorded for the three months ended December 31, 2013, were not material. For the six months ended December 31, 2013, the Company recorded losses of $0.7 in selling, general and administrative expenses related to these contracts. As of December 31, 2014, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and six months ended December 31, 2014 or in fiscal 2014 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	December 31, 2014	June 30, 2014

Other assets	$1,924	$--

Other payables	$518	$2,522

Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into (Loss) Income, Net of Tax (Effective Portion)
(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Currency Contracts - Net Sales (1)	$545	$(418)	$397	$(362)
Currency Contracts - Cost of Sales (2)	90	(39)	21	(32)
Currency Contracts - Selling, General and Administrative Expenses (3)	(8)	145	(8)	182

Total (4)	$627	$(312)	$410	$(212)

(1)				Recorded in net sales on the consolidated statements of operations.
(2)				Recorded in cost of sales on the consolidated statements of operations.
(3)				Recorded in selling, general and administrative expenses on the consolidated statements of operations.
(4)

Net of tax expense of $103 for the three months ended December 31, 2014, and net of tax benefit of $56 for the three months ended December 31, 2013. Net of tax expense of $83 for the six months ended December 31, 2014, and net of tax benefit of $43 for the six months ended December 31, 2013.

Net (Loss) Gain Recognized in Other Comprehensive (Loss) Income on Derivatives, Net of Tax (Effective Portion)
(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Currency Contracts - Net Sales	$(172)	$(424)	$2,722	$(2,109)
Currency Contracts - Cost of Sales	(41)	390	635	289
Currency Contracts - Selling, General and Administrative Expenses	(437)	(194)	(462)	125

Total (1)	$(650)	$(228)	$2,895	$(1,695)

(1)

Net of tax expense of $42 and $181 for the three months ended December 31, 2014 and 2013, respectively. Net of tax expense of $540 for the six months ended December 31, 2014, and net of tax benefit of $21 for the six months ended December 31, 2013.

NOTE 15.    REPURCHASES OF COMMON STOCK

          The Company has an existing stock repurchase program pursuant to which the Company's Board has authorized the repurchase of $120 million of Common Stock and that was scheduled to expire on November 30, 2014. On August 5, 2014, the Company's Board extended the stock repurchase program through November 30, 2016.

          For the six months ended December 31, 2014, there were no share repurchases under the Common Stock repurchase program. As of December 31, 2014, the Company had repurchased 4,517,309 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    NEW ACCOUNTING STANDARDS AND TAX LEGISLATION

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

          In June 2014, the FASB issued an update to Topic 718, Compensation-Stock Compensation. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is intended to resolve the diverse accounting treatment of those awards in practice, and requires that the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for the Company beginning July 1, 2016. The new guidance can be applied either prospectively or retrospectively and early application is permitted. As of December 31, 2014, the Company had no outstanding awards to which this new guidance would apply.

          On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R. 5771) was signed into law extending certain expiring provisions, including the Section 41 research credit. The new legislation applies retrospectively to January 1, 2014 through December 31, 2014 and resulted in an estimated net tax benefit of approximately $100,000 for fiscal year 2014, which was recorded on a discrete basis in the second quarter of fiscal 2015. This tax benefit was fully offset by a U.S. valuation allowance.

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

          At December 31, 2014, the Company's operations were organized into the following two operating segments, which also comprise its reportable segments:

—

North America - The North America segment sells the Company's portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company's direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company's e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas, which are owned and operated by a third party licensee in which the Company has a minority investment.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Segment net sales and profit (loss) exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan, including sales returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by operating segment for the three and six months ended December 31, 2014 and 2013:
(Amounts in thousands)	Three Months Ended				Six Months Ended

	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013

Segment Net Sales:
North America	$227,275		$269,647		$399,634		$494,306
International	118,914		148,490		219,612		267,440

Total	$346,189		$418,137		$619,246		$761,746

Reconciliation:
Segment Net Sales	$346,189		$418,137		$619,246		$761,746
Less:
Unallocated sales returns and markdowns	(12,582	)(1)	--		(15,261	)(1)	--

Net Sales	$333,607		$418,137		$603,985		$761,746

Segment Profit:
North America	$30,565		$33,960		$43,386		$62,847
International	1,917		14,822		(9,546)		6,880

Total	$32,482		$48,782		$33,840		$69,727

Reconciliation:
Segment Profit	$32,482		$48,782		$33,840		$69,727
Less:
Depreciation and Amortization	12,755		13,124		25,467		25,653
Interest Expense, net	7,712		5,734		15,468		11,766
Consolidation and Elimination Adjustments	1,436		630		1,515		(1,363)
Unallocated Corporate Expenses	66,645	(2)	(15,746	)(3)	72,737	(4)	(13,371	)(5)

(Loss) Income Before Income Taxes	$(56,066)		$45,040		$(81,347)		$47,042

(1)

Amounts for the three and six months ended December 31, 2014, represent $12.6 million and $15.3 million, respectively, of returns and markdowns under the Company's 2014 Performance Improvement Plan primarily due to changes to the Company's distribution strategy in China, and other customer and distribution arrangements.

(2)	In addition to the returns and markdowns described above in Note 1, amounts for the three months ended December 31, 2014, include:
*

$10.0 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $4.6 million of inventory write-downs due to discontinuation of certain products, $4.5 million comprised primarily of customer and vendor contract termination costs, and $0.9 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions;

*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to the Credit Facility.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(3)	Amounts for the three months ended December 31, 2013, include:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on the Company's determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met; and

*

$1.4 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

(4)	In addition to the returns and markdowns described above in Note 1, amounts for the six months ended December 31, 2014, include:
*

$13.4 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $4.6 million of inventory write-downs due to discontinuation of certain products, $4.5 million primarily comprised of customer and vendor contract termination costs, $4.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.1 million in asset impairment charges;

* $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
* $0.2 million of debt extinguishment costs resulting from the December 2014 amendment to the Credit Facility.

(5)	Amounts for the six months ended December 31, 2013, include:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on the Company's determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met; and

*

$3.8 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

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

Overview

          We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand

* The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream and Elizabeth Arden Pro
* Elizabeth Arden branded lipstick, foundation and other color cosmetics products
* Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Designer Fragrances	Juicy Couture, John Varvatos, and Wildfox Couture

Heritage Fragrances	Curve, Elizabeth Taylor, Britney Spears, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky, PS Fine Cologne, White Shoulders, BCBGMAXAZRIA, Rocawear and Jennifer Aniston

Celebrity Fragrances	The fragrance brands of Justin Bieber, Taylor Swift, Nicki Minaj and Mariah Carey

          In addition to our owned and licensed fragrance brands, we distribute approximately 280 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

          During fiscal 2014, we began a comprehensive review of our entire business model and cost structure, as well as undertaking initiatives to improve the distribution of our brands globally. We continue to focus on two important initiatives to grow our business-- the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in international markets. We understand that we must focus on improving our commercial execution in order to return to consistent and reliable sales and earnings growth. Our key areas of focus in fiscal 2015 for improving performance are (i) improving gross margin through improved product pricing, reduced price discounting and improved basic versus promotional product sales mix, (ii) improving our distribution quality by tightening product distribution to protect pricing and gross margins, (iii) simplifying and streamlining our organization to reduce overhead costs, and (iv) improving the pace and effectiveness of our innovation program, all with renewed emphasis on priority markets, channels and brands.

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

          At June 30, 2014, we estimated that the 2014 Performance Improvement Plan would result in pre-tax charges beginning in the fourth fiscal quarter of 2014 and through fiscal 2015 of $65 million to $72 million. As a result of our continuing reexamination of how we commercially execute our business, during the three months ended December 31 2014, we made changes to customer and distributor relationships relating to our distribution strategy in China. Primarily as a result of this decision, in December 2014 we increased the range of estimated pre-tax charges to be incurred under the 2014 Performance Improvement Plan through fiscal 2015 and now expect the amounts to be between $92 million and $99 million. We anticipate annualized savings resulting from the 2014 Performance Improvement Plan activities of approximately $27 million to $35 million. See Note 4 of the Notes to Unaudited Consolidated Financial Statements.

          Since inception, we have incurred approximately $84.6 million of pre-tax charges in connection with the 2014 Performance Improvement Plan, including $22.6 million and $28.7 million during the three and six months ended December 31, 2014, respectively. The 2014 Performance Improvement Plan is only part of our ongoing broad restructuring and cost savings program, and we are continuing to target annual savings in the range of $40 million to $50 million upon full implementation of our cost-reduction efforts. These efforts are expected to result in additional decisions that are likely to impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial, statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation.

          During the second quarter of fiscal 2015, net sales of Justin Bieber and Nicki Minaj fragrances fell significantly below expectations. We reviewed these license agreements for potential impairment. Given the significant decline in net sales during the second quarter of fiscal 2015, and the expectation for a continued decline of sales in future periods, we determined that these intangible assets were fully impaired. As a result, we recorded a total impairment charge of approximately $39.6 million during the second quarter of fiscal 2015 to write off the carrying values of both the Justin Bieber and Nicki Minaj licenses. See Note 7 to the Notes to Unaudited Consolidated Financial Statements. Since June 30, 2014, there have been no other significant changes to the assumptions and estimates related to those critical accounting policies.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and six months ended December 31, 2014 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax gain (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three and six months ended December 31, 2014 and 2013.

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net Sales	$601	$(462)	$438	$(400)
Cost of Sales	136	(65)	63	(56)
Selling, general and administrative	999	173	2,224	(491)

Total pre-tax gain (loss)	$1,736	$(354)	$2,725	$(947)

Results of Operations

          The following discussion compares the historical results of operations for the three and six months ended December 31, 2014 and 2013. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):
	Three Months Ended						Six Months Ended

	December 31, 2014			December 31, 2013			December 31, 2014			December 31, 2013

Net sales(1)	$333,607	(1)	100.0%	$418,137		100.0%	$603,985	(2)	100.0%	$761,746		100.0%
Cost of sales	188,762		56.6	225,236		53.8	350,088		58.0	418,910		55.0
Depreciation in cost of sales	1,960		0.6	1,987		0.5	3,959		0.6	3,817		0.5
Gross profit	142,885	(1)	42.8	190,914	(3)	45.7	249,938	(2)	41.4	339,019	(4)	44.5
Selling, general and administrative expenses	180,205		54.0	129,003		30.9	294,070		48.7	258,375		33.9
Depreciation and amortization	10,795		3.2	11,137		2.7	21,508		3.6	21,836		2.9
(Loss) income from operations	(48,115	)(1)	(14.5)	50,774	(3)	12.1	(65,640	)(2)	(10.9)	58,808	(4)	7.7
Interest expense, net	7,712		2.3	5,734		1.4	15,468		2.6	11,766		1.5
Debt extinguishment charges	239		--	--		--	239		--	--		--
(Loss) income before income taxes	(56,066)		(16.8)	45,040		10.8	(81,347)		(13.5)	47,042		6.2
Provision for income taxes	833		0.2	10,384		2.5	1,057		0.2	10,798		1.4
Net (loss) income(5)	(56,899)		(17.0)	34,656		8.3	(82,404)		(13.7)	36,244		4.8
Net loss attributable to noncontrolling interests (6)	(760)		(0.2)	(297)		(0.1)	(915)		(0.2)	(406)		--
Net (loss) income attributable to Elizabeth Arden shareholders	(56,139)		(16.8)	34,953		8.4	(81,489)		(13.5)	36,650		4.8
Less: Accretion and dividends on preferred stock	639		0.2	--		--	21,085		3.5	--		--
Net (loss) income attributable to Elizabeth Arden common shareholders	(56,778)		(17.0)	34,953		8.4	(102,574)		(17.0)	36,650		4.8

Other data
EBITDA and EBITDA margin (7)	$(35,599)		(10.7)%	$63,898		15.3%	$(40,412)		(6.7)%	$84,461		11.1%

(1)

For the three months ended December 31, 2014, net sales include $12.6 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and other customer and distribution arrangements.

In addition to the returns and markdowns described above, gross profit includes:
	*	$4.6 million of inventory write-downs under our 2014 Performance Improvement Plan due to discontinuation of certain products.

In addition to the items above, loss from operations includes:
*

$5.4 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $4.5 million of customer and vendor contract termination costs and $0.9 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions;

	*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
	*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(2)

For the six months ended December 31, 2014, net sales include $15.3 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and other customer and distribution arrangements.

In addition to the returns and markdowns described above, gross profit includes:
	*	$4.6 million of inventory write-downs under our 2014 Performance Improvement Plan due to discontinuation of certain products.

In addition to the items above, loss from operations includes:
*

$8.8 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $4.5 million of customer and vendor contract termination costs, $4.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions and $0.1 million in asset impairment charges;

	*	$43.8 million in asset impairment charges related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
	*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(3)

For the three months ended December 31, 2013, gross profit includes $8.6 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand and $0.5 million of transition costs related to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

In addition to the item above, income from operations includes:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met;

*

$0.9 million of severance and other employee-related expenses and related transition costs with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013; and

* $0.7 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand.

(4)

For the six months ended December 31, 2013, gross profit includes $12.4 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand and $0.5 million of transition costs related to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

In addition to the item above, income from operations includes:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met;

*

$3.3 million of severance and other employee-related expenses and related transition costs with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013; and

* $1.1 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand.

(5)

For the three and six months ended December 31, 2014, the net loss includes items discussed in Notes 1 and 2 above, as well as a valuation allowance of $21.1 million and $28.5 million, respectively against our U.S. and Canadian deferred tax assets recorded as a non-cash charge to income tax expense.

(6)	See Note 5 to Notes to Unaudited Consolidated Financial Statements.

(7)

For a definition of EBITDA and a reconciliation of net (loss) income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013 and under Six Months Ended December 31, 2014 compared to Six Months Ended December 31, 2013. EBITDA margin represents EBITDA divided by net sales.

          At December 31, 2014, our operations were organized into the following two operating segments, which also comprise our reportable segments:

—

North America - Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and our e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas, which are owned and operated by a third-party licensee in which we have a minority investment.

—

International - Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

          Segment net sales and profit (loss) exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment costs, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated income (loss) before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan, including returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the three and six months ended December 31, 2014 and 2013 and reflects the basis of presentation described in Note 17 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended				Six Months Ended

	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013

Segment Net Sales:
North America	$227,275		$269,647		$399,634		$494,306
International	118,914		148,490		219,612		267,440

Total	$346,189		$418,137		$619,246		$761,746

Reconciliation:
Segment Net Sales	$346,189		$418,137		$619,246		$761,746
Less
Unallocated sales returns and markdowns	(12,582	)(1)	--		(15,261	)(1)	--

Net Sales	$333,607		$418,137		$603,985		$761,746

Segment Profit (Loss):
North America	$30,565		$33,960		$43,386		$62,847
International	1,917		14,822		(9,546)		6,880
Less:
Depreciation and Amortization	12,755		13,124		25,467		25,653
Interest Expense, net	7,712		5,734		15,468		11,766
Consolidation and Elimination Adjustments	1,436		630		1,515		(1,363)
Unallocated Corporate Expenses	66,645	(2)	(15,746	)(3)	72,737	(2)	(13,371	)(3)

(Loss) Income Before Income Taxes	$(56,066)		$45,040		$(81,347)		$47,042

(1)

Amounts for the three and six months ended December 31, 2014, represent $12.6 million and $15.3 million, respectively, of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and other customer and distribution arrangements.

(2)	In addition to the returns and markdowns described above in Note 1, amounts for the three months ended December 31, 2014, include:
*

$10.0 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $4.6 million of inventory write-downs due to discontinuation of certain products, $4.5 million comprised primarily of customer and vendor contract termination costs, and $0.9 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions;

*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(3)	Amounts for the three months ended December 31, 2013, include:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met; and

*

$1.4 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

(4)	In addition to the returns and markdowns described above in Note 1, amounts for the six months ended December 31, 2014, include:
*

$13.4 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $4.6 million of inventory write-downs due to discontinuation of certain products, $4.5 million primarily comprised of customer and vendor contract termination costs, $4.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.1 million in asset impairment charges;

*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(5)	Amounts for the six months ended December 31, 2013, include:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met; and

*

$3.8 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

          The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Designer, Heritage, Celebrity, and Other Fragrances.

(Amounts in thousands)	Three Months Ended		Six Months Ended

	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Net Sales:
Elizabeth Arden Brand	$107,140	$142,158	$207,191	$262,682
Designer, Heritage, Celebrity and Other Fragrances	226,467	275,979	396,794	499,064

Total	$333,607	$418,137	$603,985	$761,746

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013.

          Net Sales.    Net sales decreased by 20.2%, or $84.5 million, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, primarily due to our efforts to tighten product distribution, a lower level of product innovation as compared to the prior year period and an overall decline in sales of celebrity and heritage fragrances. Excluding the unfavorable impact of foreign currency, net sales decreased by 18.9%, or $79.0 million. Net sales reflect $12.6 million of returns and markdowns recorded as a result of our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and other customer and distribution arrangements. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales decreased by 15.7%, or $42.4 million primarily due to our efforts to tighten product distribution, a lower level of product innovation as compared to the prior year period and an overall decline in sales of celebrity and heritage fragrances. Excluding the unfavorable impact of foreign currency, net sales decreased by 15.3%, or $41.4 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $27.5 million due to lower net sales for most fragrance brands, including Britney Spears, Justin Bieber, Usher and Ed Hardy fragrances. Partially offsetting these decreases were higher sales of Juicy Couture fragrances. Net sales of Elizabeth Arden branded products decreased by $6.6 million, primarily due to lower sales of skin care and fragrance products. Net sales of distributed brands were $8.2 million lower than the prior year period, primarily due to the prior year launch of the One Direction Our Moment fragrance in department stores.

International

          Net sales decreased by 19.9%, or $29.6 million primarily due to our efforts to tighten product distribution and lower sales of Elizabeth Arden skin care products in China as a result of changes to our distribution strategy in China. Excluding the unfavorable impact of foreign currency, net sales decreased by 16.8%, or $25.0 million. Net sales of Elizabeth Arden branded products decreased by $17.2 million, primarily due to lower sales of skin care and fragrance products. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased an aggregate of $13.2 million from the prior year period, primarily due to lower net sales of Justin Bieber and Britney Spears fragrances. Net sales in Europe and the Greater China region were $14.3 million and $8.5 million lower, respectively, as compared to the prior year period.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales decreased by 24.6%, or $35.0 million, due to lower sales primarily in the skin care and fragrance categories. Excluding the unfavorable impact of foreign currency, net sales decreased by 22.0%, or $31.3 million. Net sales of skin care products decreased by 25.1%, or $17.4 million, due to weaker overall skincare sales in China as a result of changes to our distribution strategy in China, and net sales of color cosmetic products decreased by 7.7%, or $1.4 million. Net sales of fragrances decreased 29.8%, or $16.2 million, primarily due to lower sales of Elizabeth Arden Green Tea and Elizabeth Arden 5th Avenue and the prior year launch of UNTOLD.

Designer, Heritage, Celebrity and Other Fragrances

          Net sales decreased by 17.9% or $49.5 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 17.3% or $47.7 million. The decrease includes lower net sales for most fragrance brands including Justin Bieber, Britney Spears, Usher and Ed Hardy. Sales of distributed brands were $8.0 million lower primarily due to the prior year launch of the One Direction Our Moment fragrance in North American department stores.

          Gross Margin.   For the three months ended December 31, 2014 and 2013, gross margins were 42.8% and 45.7%, respectively. Gross margin in the current year period was negatively impacted by $17.2 million, or 340 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan. In addition, the current year gross margin was negatively impacted by a lower proportion of sales of higher margin products, including both Elizabeth Arden branded products and licensed fragrances, as distributed brands made up a higher proportion of our total net sales. We made a strategic decision for our 2015 fiscal year to reduce our levels of certain inventories at reduced margins, which also negatively impacted our gross margin in the current period. Gross margin in the prior year period was negatively impacted by $9.1 million, or 210 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to restructuring activities.

          SG&A.   Selling, general and administrative expenses increased by 39.7%, or $51.2 million, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. The increase was primarily due to the asset impairment charges discussed below, and higher general and administrative expenses totaling $76.5 million, partially offset by lower marketing and sales expenses of $25.3 million.

          During the three months ended December 31, 2014, we recorded $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. In addition, for the three months ended December 31, 2014, general and administrative expenses included $5.4 million in expenses under our 2014 Performance Improvement Plan, comprised of $4.5 million primarily for customer and vendor contract termination costs and $0.9 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions. General and administrative expenses for the three months ended December 31, 2014 were also impacted by higher incentive compensation expense of $8.9 million primarily due to the prior year reversal of certain incentive accruals, and the impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $2.6 million compared to losses of $0.3 million in the prior year period. General and administrative expenses for the three months ended December 31, 2013, included (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets for the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met, (ii) $0.9 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.and (iii) $0.7 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the three months ended December 31, 2014 and 2013, total share-based compensation costs charged against income for all stock plans was $1.4 million and $1.6 million, respectively.

          The decrease in marketing and sales expenses during the three months ended December 31, 2014 was primarily due to (i) $17.4 million in lower media, advertising and sales promotion spend, reflecting a spend rate consistent with the spend rate in the prior year period, (ii) $4.1 million of lower royalty expense primarily due to lower net sales of licensed products in the current year period, and (iii) $3.8 million of lower marketing and sales overheads expenses in part due to the elimination of certain sales and marketing positions.

Segment Profit.

North America

Segment profit decreased 10.0%, or $3.4 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit.

International

Segment profit decreased 87.1%, or $12.9 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit.

          Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by 3.1% or $0.3 million, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013, primarily due to lower amortization expense for brand licenses, trademarks and intangibles.

          Interest Expense, Net.    Interest expense, net of interest income, was $2.0 million higher for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. The increase was primarily due to the issuance in January 2014 of an additional $100 million aggregate principal amount of 7 3/8% senior notes due in 2021, partially offset by lower average borrowings under our revolving credit facility.

          Debt Extinguishment Costs.    For the three months ended December 31, 2014, we recorded approximately $0.2 million of debt extinguishment costs related to the December 2014 amendment of our revolving bank credit facility. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

          Provision for Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the three months ended December 31, 2014 and 2013:

(Amounts in thousands)	Three Months Ended

	December 31, 2014	December 31, 2013

Domestic pre-tax (loss) income	$(47,026)	$25,480
Foreign pre-tax (loss) income	(9,040)	19,560

Total (loss) income before income taxes	$(56,066)	$45,040

Effective tax rate	(1.5)%	23.1%

          Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we cannot recognize a tax benefit on our U.S. pre-tax loss for the three months ended December 31, 2014, and have instead recorded a valuation allowance of $18.6 million for the period. A valuation allowance reduces deferred tax assets to the amount expected to be realized. Recording the valuation allowances does not restrict our ability to utilize U.S. net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of such net operating losses. A return to sustained profitability in the U.S. could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowance in the future. In addition, during the second quarter of fiscal 2015, we revised our forecast for our Canadian affiliate, which is now projected to show a loss for fiscal 2015, in part due to the impact of our 2014 Performance Improvement Plan and foreign exchange losses resulting from large fluctuations in currency conversion rates. Based on the projected cumulative taxable loss for the three fiscal years ending June 30, 2015, as well as our consideration of the weight of positive and negative evidence, we recorded a total valuation allowance of $2.5 million against our Canadian deferred tax assets as a non-cash charge to income tax expense of which $2.1 million was recorded on a discrete basis.

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

          In addition to the impact of the valuation allowances discussed above, the effective tax rate in the current year period was lower as compared to the prior year period, primarily due to a shift in the ratio of earnings contributions between jurisdictions, partially offset by a net tax benefit of approximately $0.9 million recorded on a discrete basis primarily related to (i) a $0.8 million offsetting benefit in a foreign jurisdiction related to Internal Revenue Service ("IRS") examinations and (ii) a $0.1 million net benefit related to small tax adjustments for changes in estimates and other tax related items. The effective tax rate for the full fiscal year ended June 30, 2014 was (62.9)%.

          A substantial portion of our consolidated taxable income (loss) is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income (loss). As a result, any material shift in the relative proportion of our consolidated taxable income (loss) that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate.

          Net (Loss) Income Attributable to Elizabeth Arden Common Shareholders.    Net loss attributable to Elizabeth Arden common shareholders for the three months ended December 31, 2014, was $56.8 million, compared to net income of $35.0 million for the three months ended December 31, 2013. The decrease in results compared to the prior year was due to lower net sales and gross profit, higher selling, general and administrative expenses, including the asset impairment write-offs, and the valuation allowances recorded as part of our tax provision. The current year amount also includes dividends of $0.6 million related to our issuance of preferred stock in August 2014. See Note 12 to Notes to Unaudited Consolidated Financial Statements.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest), plus dividends on preferred stock) for the three months ended December 31, 2014, was $(35.6) million and, represents a decrease of $99.5 million compared to the prior year amount of $63.9 million due to lower gross profit and higher selling, general and administrative expenses in the current period. EBITDA for the three months ended December 31, 2014, includes:

*

$12.6 million of returns and markdowns under our 2014 Performance Improvement Plan primarily as a result of changes to our distribution strategy in China, and other customer and distribution arrangements;

*	$4.6 million of inventory write-downs under our 2014 Performance Improvement Plan, due to discontinuation of certain products;
*

$5.4 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $4.5 million for customer and vendor contract termination costs and $0.9 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions;

*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

          EBITDA for the three months ended December 31, 2013 included:
*

A credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met;

*	$9.3 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand; and
*

$1.4 million of severance and other employee-related expenses and related transition costs and expenses incurred with respect to the elimination of certain sales and staff positions announced in the fall of 2013.

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

          The following is a reconciliation of net (loss) income attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	December 31, 2014	December 31, 2013

Net (loss) income attributable to Elizabeth Arden common shareholders	$(56,778)	$34,953
Plus:
Provision for income taxes	833	10,384
Interest expense, net	7,712	5,734
Depreciation in cost of sales	1,960	1,987
Depreciation and amortization	10,795	11,137
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(760)	(297)
Dividends on preferred stock (See Note 12 to Notes to Unaudited Consolidated Financial Statements)	639	--

EBITDA	$(35,599)	$63,898

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013.

          Net Sales.    Net sales decreased by 20.7%, or $157.8 million, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, primarily due to our efforts to tighten product distribution, a lower level of product innovation as compared to the prior year period and an overall decline in sales of celebrity and heritage fragrances. Excluding the unfavorable impact of foreign currency, net sales decreased by 20.2%, or $154.1 million. Net sales reflect $15.3 million of returns and markdowns recorded as a result of our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and customer and distribution arrangements. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.
Segment Net Sales:

North America

          Net sales decreased by 19.2%, or $94.7 million primarily due to our efforts to tighten product distribution, a lower level of product innovation as compared to the prior year period and an overall decline in sales of celebrity and heritage fragrances. Excluding the unfavorable impact of foreign currency, net sales decreased by 18.9%, or $93.2 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $66.0 million due to lower net sales for most fragrance brands, including Justin Bieber, Britney Spears, Taylor Swift, Nicki Minaj and Ed Hardy fragrances. Net sales of Elizabeth Arden branded products decreased by $10.4 million, due to lower sales in all product categories. Net sales of distributed brands were $18.2 million lower than the prior year period, primarily due to the prior year launch of the One Direction Our Moment fragrance in department stores.

International

          Net sales decreased by 17.9%, or $47.8 million primarily due to our efforts to tighten product distribution and lower sales of Elizabeth Arden skin care products in China as a result of changes to our distribution strategy in China. Excluding the unfavorable impact of foreign currency, net sales decreased by 17.0%, or $45.6 million. Net sales of Elizabeth Arden branded products decreased by $31.4 million, due primarily to lower sales of skin care and fragrance products. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased an aggregate of $17.2 million from the prior year period, primarily due to lower net sales of Justin Bieber fragrances. Partially offsetting these decreases were higher sales of John Varvatos and Elizabeth Taylor fragrances. Net sales in Europe and in the Greater China region were $24.6 million and $20.9 million lower, respectively, as compared to the prior year period.

Product Category Net Sales:

Elizabeth Arden Brand

          Net sales decreased by 21.1%, or $55.5 million, due to lower sales in all product categories. Excluding the favorable impact of foreign currency, net sales decreased by 20.2%, or $52.9 million. Net sales of skin care products decreased by 21.7%, or $26.6 million, primarily due to weaker overall skincare sales in China as a result of changes to our distribution strategy in China, as well as lower sales of Visible Difference, and net sales of color cosmetic products decreased by 10.1%, or $3.5 million. Net sales of fragrances decreased 24.2%, or $25.4 million, primarily due to lower sales of Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and the prior year launch of UNTOLD.

Designer, Heritage, Celebrity and Other Fragrances

          Net sales decreased by 20.5% or $102.3 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 20.3% or $101.2 million. The decrease includes lower net sales for most fragrance brands including Justin Bieber, Britney Spears, Taylor Swift, Nicki Minaj and Ed Hardy. Sales of distributed brands were $17.9 million lower primarily due to the prior year launch of the One Direction Our Moment fragrance in North American department stores.

          Gross Margin.   For the six months ended December 31, 2014 and 2013, gross margins were 41.4% and 44.5%, respectively. Gross margin in the current year period was negatively impacted by $19.9 million, or 220 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan. In addition, the current year gross margin was negatively impacted by a lower proportion of sales of higher margin products, including both Elizabeth Arden branded products and licensed fragrances, as distributed brands made up a higher proportion of our total net sales. We made a strategic decision for our 2015 fiscal year to reduce our levels of certain inventories at reduced margins, which also negatively impacted our gross margin in the current period. Gross margin in the prior year period was negatively impacted by $12.9 million, or 170 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to restructuring activities.

          SG&A. Selling, general and administrative expenses increased by 13.8%, or $35.7 million, for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. The increase was due to the asset impairment charges discussed below and higher general and administrative expenses totaling $73.4 million, partially offset by lower marketing and sales expenses of $37.7 million.

          During the six months ended December 31, 2014, we recorded $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. In addition, for the six months ended December 31, 2014, general and administrative expenses included $8.8 million in expenses under our 2014 Performance Improvement Plan, comprised of (i) $4.5 million primarily for customer and vendor contract termination costs, (ii) $4.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and (iii) $0.1 million in asset impairment charges. General and administrative expenses for the six months ended December 31, 2014, were also impacted by higher incentive compensation expense of $7.9 million primarily due to prior year reversal of certain incentive accruals, and the impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $4.6 million compared to gains of $0.4 million in the prior year period. The six months ended December 31, 2013, also included (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met, (ii) $3.3 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013, and (iii) $1.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the six months ended December 31, 2014 and 2013, total share-based compensation costs charged against income for all stock plans was $2.7 million and $3.2 million, respectively.

          The decrease in marketing and sales expenses during the six months ended December 31, 2014 was primarily due to (i) $25.2 million in lower media, advertising and sales promotion spend reflecting a spend rate consistent with the spend rate in the prior year period, (ii) $6.9 million of lower marketing and sales overheads expenses in part due to the elimination of certain sales and marketing positions, and (iii) $5.6 million of lower royalty expense primarily due to lower net sales of licensed products in the current year period.

Segment Profit (Loss).

North America

Segment profit decreased 31.0%, or $19.5 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit.

International

Segment results decreased by $16.4 million, as compared to the prior year. The decrease in segment results was due to lower sales and gross profit.

          Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by 1.5%, or $0.3 million, for the six months ended December 31, 2014, compared to the six months ended December 31, 2013, primarily due to lower amortization expense for brand licenses, trademarks and intangibles.

          Interest Expense, Net.    Interest expense, net of interest income, was $3.7 million higher for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. The increase was primarily due to the issuance in January 2014 of an additional $100 million aggregate principal amount of 7 3/8% senior notes due in 2021, partially offset by lower average borrowings under our revolving credit facility.

          Debt Extinguishment Charges.    For the six months ended December 31, 2014, we recorded approximately $0.2 million of debt extinguishment charges related to the December 2014 amendment of our revolving bank credit facility. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

          Provision for Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the six months ended December 31, 2014 and 2013:

(Amounts in thousands)	Six Months Ended

	December 31, 2014	December 31, 2013

Domestic pre-tax (loss) income	$(65,186)	$15,986
Foreign pre-tax (loss) income	(16,161)	31,056

Total (loss) income before income taxes	$(81,347)	$47,042

Effective tax rate	(1.3)%	23.0%

          Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we cannot recognize a tax benefit on our U.S. pre-tax loss for the six months ended December 31, 2014, and have instead recorded a valuation allowance of $26.0 million for the period. A valuation allowance reduces deferred tax assets to the amount expected to be realized. Recording the valuation allowances does not restrict our ability to utilize U.S. net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of such net operating losses. A return to sustained profitability in the U.S. could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowance in the future. In addition, during the second quarter of fiscal 2015, we revised our forecast for our Canadian affiliate which is now projected to show a loss for fiscal 2015, in part due to the impact of our 2014 Performance Improvement Plan and foreign exchange losses due to large fluctuations in currency conversion rates. Based on the projected three-year cumulative taxable loss for the three fiscal years ending June 30, 2015, as well as our consideration of the weight of positive and negative evidence, we recorded a total valuation allowance of $2.5 million against our Canadian deferred tax assets as a non-cash charge to income tax expense of which $2.1 million was recorded on a discrete basis.

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

          In addition to the impact of the valuation allowances discussed above, the effective tax rate in the current year period was lower as compared to the prior year period, primarily due to a shift in the ratio of earnings contributions between jurisdictions, partially offset by a net tax benefit of approximately $1.0 million recorded on a discrete basis primarily related to (i) a $0.8 million offsetting benefit in a foreign jurisdiction related to IRS examinations and (ii) a $0.2 million net benefit related to small tax adjustments for changes in estimates and other tax related items. The effective tax rate for the full fiscal year ended June 30, 2014 was (62.9)%.

          A substantial portion of our consolidated taxable income (loss) is typically generated in Switzerland, where our international operations are headquartered and managed, and is taxed at a significantly lower effective tax rate than our domestic taxable income (loss). As a result, any material shift in the relative proportion of our consolidated taxable income (loss) that is generated between the United States and Switzerland could have a material effect on our consolidated effective tax rate.

          Net (Loss) Income Attributable to Elizabeth Arden Common Shareholders. Net loss attributable to Elizabeth Arden common shareholders for the six months ended December 31, 2014, was $102.6 million, compared to net income of $36.7 million for the six months ended December 31, 2013. The decrease in results compared to the prior year was due to the lower net sales and gross profit, higher selling, general and administrative expenses, including the asset impairment write-offs, and the valuation allowances recorded as part of our tax provision. The current year amount also includes accretion of $20.1 million for the change in redemption value and dividends of $0.9 million related to our issuance of preferred stock in August 2014. We decided to recognize the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. See Note 12 to Notes to Unaudited Consolidated Financial Statements.

          EBITDA.   EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest), plus accretion and dividends on preferred stock for the six months ended December 31, 2014, was $(40.4) million and, represents a decrease of $124.9 million compared to the prior year amount of $84.5 million due to lower gross profit and higher selling, general and administrative expenses in the current period. EBITDA for the six months ended December 31, 2014, includes:

*

$15.3 million of returns and markdowns under our 2014 Performance Improvement Plan primarily as a result of changes to our distribution strategy in China and other customer and distribution arrangements;

*	$4.6 million of inventory write-downs under our 2014 Performance Improvement Plan, due to discontinuation of certain products;
*

$8.8 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $4.5 million for customer and vendor contract termination costs, $4.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions and $0.1 million in asset impairment charges;

*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

          EBITDA for the six months ended December 31, 2013, was $84.5 million and includes:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met;

*	$13.5 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand; and
*

$3.8 million of severance and other employee-related expenses and related transition costs and expenses incurred with respect to the elimination of certain sales and staff positions announced in the fall of 2013.

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

          The following is a reconciliation of net (loss) income attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2014	December 31, 2013

Net (loss) income attributable to Elizabeth Arden common shareholders	$(102,574)	$36,650
Plus:
Provision for income taxes	1,057	10,798
Interest expense, net	15,468	11,766
Depreciation in cost of sales	3,959	3,817
Depreciation and amortization	21,508	21,836
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(915)	(406)
Accretion and dividends on preferred stock (See Note 12 to Notes to Unaudited Consolidated Financial Statements)	21,085	--

EBITDA	$(40,412)	$84,461

          The following is a reconciliation of net cash flow provided by operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Six Months Ended

	December 31, 2014	December 31, 2013

Net cash provided by operating activities	$37,136	$15,233
Changes in assets and liabilities, net of acquisitions	(47,442)	56,832
Interest expense, net	15,468	11,766
Amortization of senior note offering and credit facility costs	(842)	(685)
Amortization of senior note premium	399	--
Provision for income taxes	1,057	10,798
Deferred income taxes	(344)	(6,258)
Amortization of share-based awards	(2,674)	(3,225)
Asset impairments	(42,931)	--
Debt extinguishment charges	(239)	--

EBITDA	$(40,412)	$84,461

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the six months ended December 31, 2014 and 2013:

(Amounts in thousands)	Six Months Ended

	December 31, 2014	December 31, 2013

Net cash provided by operating activities	$37,136	$15,233
Net cash used in investing activities	(16,908)	(28,248)
Net cash provided by (used in) financing activities	20,322	(4,712)
Net increase (decrease) in cash and cash equivalents	37,836	(17,780)

Operating Activities

          Cash provided by our operating activities is driven by net (loss) income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash provided by operating activities for the six months ended December 31, 2014 and 2013:

(Amounts in thousands)	Six Months Ended

	December 31, 2014	December 31, 2013

Net (loss) income	$(82,404)	$36,244
Net adjustments to reconcile net (loss) income to net cash provided by operating activities	72,098	35,821
Net change in assets and liabilities, net of acquisitions ("working capital changes")	47,442	(56,832)

Net cash provided by operating activities	$37,136	$15,233

          For the six months ended December 31, 2014, net cash provided by operating activities was $37.1 million, as compared to $15.2 million for the six months ended December 31, 2013. Net loss was $82.4 million for the six months ended December 31, 2014, as compared to net income of $36.2 million for the prior year period, representing a decrease of $118.6 million. Net adjustments to reconcile net (loss) income to cash provided by operating activities increased by $36.3 million as compared to the prior year. Working capital changes provided cash of $47.4 million in the current year period as compared to $56.8 million of cash utilized in the prior year. Cash provided by working capital changes in the current period was primarily driven by lower inventory purchases and lower accounts receivable balances as compared to the prior year period.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the six months ended December 31, 2014 and 2013:

(Amounts in thousands)	Six Months Ended

	December 31, 2014	December 31, 2013

Additions to property and equipment	$(14,608)	$(25,822)
Acquisition of businesses, intangibles and other assets	(2,300)	(3,000)
Cash received from consolidation of variable interest entity	--	574

Net cash used in investing activities	$(16,908)	$(28,248)

          For the six months ended December 31, 2014, net cash used in investing activities of $16.9 million was composed of (i) $2.3 million for the acquisition of the trademark and patents for ingredients used in certain skin care products, and (ii) $14.6 million of capital expenditures principally for computer hardware and software related to implementation of the the last phase of our Oracle global enterprise system and in-store counters and displays. For the six months ended December 31, 2013, net cash used in investing activities of $28.2 million was composed of (i) $25.8 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that is developing a beauty device, and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. The decrease in capital expenditures for the six months ended December 31, 2014, is primarily due to expenditures in the prior year period for (i) in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) leasehold improvements associated with the opening of the Elizabeth Arden Red Door Spa at our New York office location and (iii) computer hardware and software related to the last phase our Oracle global enterprise system.

Financing Activities

          The following chart illustrates our net cash provided (used in) by financing activities for the six months ended December 31, 2014 and 2013:

(Amounts in thousands)	Six Months Ended

	December 31, 2014	December 31, 2013

(Payments on) proceeds from short-term debt	$(21,518)	$7,750
Proceeds from the issuance of preferred stock and convertible warrants, net of issuance costs	43,993	--
Proceeds from the exercise of stock options	--	1,758
Financing fees paid	(1,947)	--
Preferred stock dividend	(147)	--
Repurchase of common stock	--	(5,393)
Payments to noncontrolling interests	--	(4,979)
Payments of contingent consideration related to acquisition	--	(4,914)
All other financing activities	(59)	1,066

Net cash provided by (used in) financing activities	$20,322	$(4,712)

          For the six months ended December 31, 2014, net cash provided by financing activities was $20.3 million, as compared to net cash used in financing activities of $4.7 million for the six months ended December 31, 2014. Net cash provided by financing activities for the six months ended includes $44.0 million received in connection with the issuance of our preferred stock and convertible warrants, net of payments of approximately $6.0 million in issuance costs incurred as part of the transaction and $0.1 million in preferred stock dividends paid. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          During the six months ended December 31, 2014, borrowings under our credit facility decreased by $19.1 million from a balance of $78.0 million at June 30, 2014. During the six months ended December 31, 2014, we also paid the outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc, representing a decrease of $2.4 million from the June 30, 2014 balance. For the six months ended December 31, 2014, net cash provided by financing activities includes financing fees paid of approximately $1.9 million related to the December 2014 amendment of our credit facility. See Note 9 to the Notes to Unaudited Consolidated Financial Statements for further information on the amendment to our credit facility. During the six months ended December 31, 2013, borrowings under our credit facility increased by $10.0 million from a balance of $88.0 million at June 30, 2013, and $2.2 million of short term debt was repaid by US Cosmeceutechs, LLC following our investment. In addition, during the prior year period, (i) repurchases of common stock totaled $5.4 million, (ii) payments of contingent consideration related to the 2012 acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $4.9 million, and (iii) payments related to the noncontrolling interests in US Cosmeceutechs, LLC totaled $5.0 million. Proceeds from the exercise of stock options were $1.8 million in the prior year period.

          Interest paid during the six months ended December 31, 2014, included $12.9 million of interest payments on the 7 3/8% senior notes due 2021 and $2.3 million of interest paid on the borrowings under our credit facility. Interest paid during the six months ended December 31, 2013, included $9.2 million of interest payments on the 7 3/8% senior notes due 2021, $2.2 million of interest paid on the borrowings under our credit facility and $0.1 million of interest paid under our second lien facility. The higher interest payments on our 7 3/8% senior notes in the current year was due to the issuance in January 2014 of an additional $100 million aggregate principal amount of such senior notes.

          At December 31, 2014, we had approximately $94.4 million of cash, of which approximately $86 million was held outside of the United States, primarily in Switzerland, China, South Africa, Australia, Brazil and the UK. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested outside the U.S.

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

          At December 31, 2014, we had a $275 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. On January 7, 2015, the credit facility was increased by an additional $25 million to a total of $300 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements. Under the terms of the credit facility, the Company may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to satisfaction of certain conditions. The credit facility matures in December 2019.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the credit facility, or (b) our borrowing availability under the credit facility, plus domestic cash and cash equivalents, is less than $20 million at any time. Our average borrowing base capacity for the quarter ended December 31, 2014, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended December 31, 2014. We were in compliance with all applicable covenants under the credit facility for the quarter ended December 31, 2014.

          Under the terms of the credit facility, we may pay dividends or repurchase common stock if (a) we maintain a debt service coverage ratio of not less than 1.1 to 1.0 and maintains borrowing base capacity plus domestic cash and cash equivalents, in each case after giving effect to the applicable payment, of (i) at least $30 million from February 1 to August 31, and (ii) at least $35 million from September 1 to January 31, or (b) maintain borrowing base capacity plus domestic cash and cash equivalents of (i) at least $40 million from February 1 to August 31, and (ii) at least $45 million from September 1 to January 31. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an "Applicable Margin" that is determined by reference to a debt service pricing ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.50% to 2.50 and 0% to 1.0% for base rate loans except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee of 0.375% per annum based on the quarterly average utilization. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility and second lien facility are not impacted by credit rating agency actions.

          At December 31, 2014 the Applicable Margin was 2.50% for LIBOR loans and 1.00% for prime rate loans. The commitment fee on the unused portion of the credit facility at December 31, 2014 was 0.375%. For the six months ended December 31, 2014 and 2013, the weighted average annual interest rate on borrowings under the credit facility was 2.8% and 2.1%, respectively.

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

          At December 31, 2014, we had $58.9 million in borrowings and $3.1 million in letters of credit outstanding under the credit facility and no borrowings under our second lien facility. At December 31, 2014, based on eligible accounts receivable and inventory available as collateral, an additional $196.7 million in the aggregate could be borrowed under our credit facility and our second lien facility. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At December 31 2014, we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

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

          Dividends on the preferred stock are due on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2014. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of common stock for which the outstanding warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. Pursuant to a shareholders' agreement entered into concurrently with the securities purchase agreement, each quarter we will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under our indenture for the 7 3/8% senior notes, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the board, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on our common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. Accrued dividends payable as of December 31, 2014, were approximately $786,000. Dividend arrearage as of December 31, 2014, was approximately $147,000. In January 2015, we paid 50%, or approximately $320,000 of the dividend declared in October 2014. After giving effect to the January 2015 dividend payment, dividend arrearage was approximately $467,000. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

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

          As noted above, our credit facility has only one financial covenant, a debt service coverage ratio that applies only if we do not have the requisite average borrowing base capacity and borrowing availability as set forth under the credit facility. Based upon our internal projections, we do not anticipate that our borrowing base capacity or borrowing availability will fall below the applicable thresholds during the next twelve months. A deterioration in the economic and retail environment or continued challenges in our operating performance, however, could cause us to default under our credit facility if we do not have the requisite average borrowing base capacity and also fail to meet the financial maintenance covenant set forth in the credit facility. In such an event, we would not be allowed to borrow under the credit facility or second lien facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility or second lien facility that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under either borrowing facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

          For the six months ended December 31, 2014, there were no share repurchases under the common stock repurchase program. As of December 31, 2014, we had repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

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
*

our reliance on third-party manufacturers for substantially all of our owned and licensed products and our absence of contracts with suppliers of distributed brands or raw materials and components for manufacturing of owned and licensed brands;

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

*	the success of our Elizabeth Arden brand repositioning efforts and global business strategy;
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
*

the potential for significant impairment charges relating to our trademarks, goodwill, investments in other entities or other intangible assets, including license agreements, that could result from a number of factors, including such entities' or brands' business performance or downward pressure on our stock price; and

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of December 31, 2014, we had $58.9 million in borrowings and $3.1 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the six months ended December 31, 2014, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the six months ended December 31, 2014 would have increased or decreased by approximately $1.2 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          As of December 31, 2014, we had notional amounts of 6.4 million British pounds and 8.7 million Euros under open foreign currency contracts that expire between January 31, 2015 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of December 31, 2014, we had notional amounts under foreign currency contracts of (i) 4.7 million Canadian dollars and 4.3 million Australian dollars used to hedge forecasted cost of sales that expire between January 31, 2015 and May 31, 2015, and (ii) 18.3 million Swiss francs to hedge forecasted operating costs that expire between January 31, 2015 and May 31, 2016. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized gain, net of taxes, recognized during the three and six months ended December 31, 2014 from settled contracts was approximately $0.7 million and $0.5 million, respectively. At December 31, 2014, the unrealized gain, net of taxes, associated with these open contracts of approximately $1.1 million is included in accumulated other comprehensive (loss) income in our consolidated balance sheet. See Notes 2 and 14 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of December 31, 2014, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three and six months ended December 31, 2014, from the settlement of these contracts was $0.9 million and $2.0 million, respectively.

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

10.6

Third Amendment to the Third Amended and Restated Credit Agreement, dated as of December 17, 2014, among Elizabeth Arden, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and the other banks party thereto (incorporated by reference to Exhibit 4.1 filed as part of the Company's Form 8-K dated December 17, 2014 (Commission File No. 1-6370)).

10.7 *

Increased Commitment Supplement, dated as of January 8, 2015, among Elizabeth Arden, Inc., as Borrower, Goldman Sachs Bank USA as New Bank and JPMorgan Chase Bank, N.A. as Administrative Agent, in respect of the Third Amended and Restated Credit Agreement dated as of January 21, 2011, as amended.

10.8

Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company's Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.9

First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.10

Second Amendment to Credit Agreement (Second Lien) dated as of January 16, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.11

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

10.14 +

2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.15 +

2004 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.13 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 1-6370)).

10.16 +

Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

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

10. 19 +

Elizabeth Arden, Inc. Severance Policy, as amended and restated on February 3, 2014 (incorporated by reference to Exhibit 10.5 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

Exhibit Number	Description

10.20 +

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

10.22 +

Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company's 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.26 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-6370)).

10.23

Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.24 +

Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form S-8, Registration No. 333-200703, dated December 3, 2014 (Commission File No. 1-6370)).

10.25 +

Elizabeth Arden, Inc. 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form S-8, Registration No. 333-200700, dated December 3, 2014 (Commission File No. 1-6370)).

10.26 +*	Form of Stock Option Grant for stock option awards under the Company's 2014 Non-Employee Director Stock Award Plan.

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Principal Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of December 31, 2014 and June 30, 2014, (ii) unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2014, and 2013, respectively, (iii) unaudited condensed consolidated statements of comprehensive (loss) income for the three and six months ended December 31, 2014, and 2013, respectively, (iv) unaudited condensed consolidated statements of cash flows for the six months ended December 31, 2014, 2014 and 2013, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: February 6, 2015	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer

Date: February 6, 2015	/s/ Rod R. Little

Rod R. Little
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.7

Increased Commitment Supplement, dated as of January 8, 2015, among Elizabeth Arden, Inc., as Borrower, Goldman Sachs Bank USA as New Bank and JPMorgan Chase Bank, N.A. as Administrative Agent, in respect of the Third Amended and Restated Credit Agreement dated as of January 21, 2011, as amended.

10.26	Form of Stock Option Grant for stock option awards under the Company's 2014 Non-Employee Director Stock Award Plan.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document