Form 10-Q
period 2015-03-31
ELIZABETH ARDEN INC
filed 2015-05-07
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2015

Common Stock, $.01 par value per share	29,811,655

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	March 31, 2015	June 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$91,817	$56,308
Accounts receivable, net	131,436	160,806
Inventories	268,183	338,826
Deferred income taxes	2,049	3,742
Prepaid expenses and other assets	31,900	48,076

Total current assets	525,385	607,758

Property and equipment, net	107,249	116,806
Exclusive brand licenses, trademarks and intangibles, net	227,180	275,004
Goodwill	31,607	31,607
Debt financing costs, net	7,754	7,225
Deferred income taxes	5,772	5,213
Other	17,186	18,040

Total assets	$922,133	$1,061,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$64,000	$80,418
Accounts payable - trade	54,910	81,660
Other payables and accrued expenses	95,040	111,953

Total current liabilities	213,950	274,031

Long-term Liabilities
Long-term debt	355,833	356,432
Deferred income taxes and other liabilities	57,615	54,648

Total long-term liabilities	413,448	411,080

Total liabilities	627,398	685,111

Redeemable noncontrolling interest (See Note 5)	4,139	5,553

Commitments and contingencies (See Note 11)

Redeemable Series A Serial Preferred Stock, $0.01 par value
50,000 shares authorized: 50,000 shares issued and outstanding	50,000	--

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,652,963 and 34,599,106 shares issued, respectively	347	346
Additional paid-in capital	374,201	356,260
(Accumulated deficit) retained earnings	(25,298)	112,337
Treasury stock (4,841,308 shares at cost)	(93,169)	(93,169)
Accumulated other comprehensive loss	(15,557)	(4,785)

Total Elizabeth Arden shareholders' equity	240,524	370,989
Noncontrolling interest (See Note 5)	72	--

Total shareholders' equity	240,596	370,989

Total liabilities, redeemable noncontrolling interest, redeemable preferred stock and shareholders' equity	$922,133	$1,061,653

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net sales	$191,653	$210,841	$795,638	$972,587
Cost of goods sold:
Cost of sales	110,058	119,205	460,146	538,115
Depreciation related to cost of goods sold	1,957	1,967	5,916	5,784

Total cost of goods sold	112,015	121,172	466,062	543,899

Gross profit	79,638	89,669	329,576	428,688

Operating expenses:
Selling, general and administrative	97,463	107,338	391,533	365,713
Depreciation and amortization	9,547	11,286	31,055	33,122

Total operating expenses	107,010	118,624	422,588	398,835

(Loss) income from operations	(27,372)	(28,955)	(93,012)	29,853

Other expense
Interest expense, net	7,055	6,605	22,523	18,371
Debt extinguishment charges	--	--	239	--

Other expense, net	7,055	6,605	22,762	18,371

(Loss) income before income taxes	(34,427)	(35,560)	(115,774)	11,482
Provision for (benefit from) income taxes	500	(8,626)	1,557	2,172

Net (loss) income	(34,927)	(26,934)	(117,331)	9,310
Net loss attributable to noncontrolling interests (See Note 5)	(481)	(491)	(1,396)	(897)

Net (loss) income attributable to Elizabeth Arden shareholders	(34,446)	(26,443)	(115,935)	10,207
Less: Accretion and dividends on preferred stock (See Note 12)	615	--	21,700	--

Net (loss) income attributable to Elizabeth Arden common shareholders	$(35,061)	$(26,443)	$(137,635)	$10,207

Net (loss) income per common share attributable to Elizabeth Arden common shareholders:
Basic	$(1.18)	$(0.89)	$(4.62)	$0.34

Diluted	$(1.18)	$(0.89)	$(4.62)	$0.34

Weighted average number of common shares:
Basic	29,812	29,697	29,801	29,664

Diluted	29,812	29,697	29,801	30,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net (loss) income	$(34,927)	$(26,934)	$(117,331)	$9,310

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(5,343)	959	(14,860)	1,066
Net unrealized cash flow hedging gain (loss) (2)	783	(371)	4,088	(2,278)

Total other comprehensive loss (income), net of tax	(4,560)	588	(10,772)	(1,212)

Comprehensive (loss) income	(39,487)	(26,346)	(128,103)	8,098
Net loss attributable to noncontrolling interests	(481)	(491)	(1,396)	(897)

Comprehensive (loss) income attributable to Elizabeth Arden shareholders	$(39,006)	$(25,855)	$(126,707)	$8,995

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2)

Net of tax expense of $75 for the three months ended March 31, 2015, and net of tax benefit of $187 for the three months ended March 31, 2014. Net of tax expense of $698 for the nine months ended March 31, 2015, and net of tax benefit of $251 for the nine months ended March 31, 2014.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive	Total Elizabeth Arden Shareholders'	Noncontrolling	Total Shareholders
	Shares	Amount	Capital		Shares	Amount	Income(Loss)	Equity	Interest	Equity

Balance as of July 1, 2014	34,599	$346	$356,260	$112,337	(4,841)	$(93,169)	$(4,785)	$370,989	$--	$370,989

Issuance of restricted stock, net of forfeitures and tax withholdings	54	1	(384)	--	--	--	--	(383)	--	(383)

Amortization of share-based awards	--	--	4,027	--	--	--	--	4,027	--	4,027

Issuance of warrants to purchase common stock	--	--	14,144	--	--	--	--	14,144	--	14,144

Excess tax benefit from share-based awards	--	--	154	--	--	--	--	154	--	154

Net (loss) income (1)	--	--	--	(115,935)	--	--	--	(115,935)	17	(115,9188)

Noncontrolling interest contribution at startup	--	--	--	--	--	--	--	--	55	55

Preferred stock accretion to redemption value	--	--	--	(20,151)	--	--	--	(20,151)	--	(20,151)

Preferred stock dividends	--	--	--	(1,549)	--	--	--	(1,549)	--	(1,549)

Foreign currency translation adjustments	--	--	--	--	--	--	(14,860)	(14,860)	--	(14,860)

Net unrealized cash flow hedging gain	--	--	--	--	--	--	4,088	4,088	--	4,088

Balance as of March 31, 2015	34,653	$347	$374,201	$(25,298)	(4,841)	$(93,169)	$(15,557)	$240,524	72	$240,596

(1)	Excludes the net loss for the redeemable noncontrolling interest which is recorded in the mezzanine section of the unaudited consolidated balance sheet. See Note 5.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2015	March 31, 2014

Operating Activities:
Net (loss) income	$(117,331)	$9,310
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,971	38,906
Asset impairments	42,926	--
Amortization of senior note offering and credit facility costs	1,200	1,079
Amortization of senior note premium	(599)	(127)
Amortization of share-based awards	4,028	4,551
Debt extinguishment charges	239	--
Deferred income taxes	(51)	(4,727)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	20,629	5,497
Decrease (increase) in inventories	64,911	(49,332)
Decrease (increase) in prepaid expenses and other assets	16,344	(2,870)
Decrease in accounts payable	(23,707)	(24,206)
Decrease in other payables, accrued expenses and other liabilities	(6,198)	(14,085)
Other	1,228	942

Net cash provided by (used in) operating activities	40,590	(35,062)

Investing Activities:
Additions to property and equipment	(19,120)	(37,028)
Acquisition of businesses, intangibles and other assets	(6,264)	(3,000)
Cash received from consolidation of variable interest entity	55	574

Net cash used in investing activities	(25,329)	(39,454)

Financing Activities:
Payments on short-term debt	(16,418)	(25,087)
Proceeds from long-term debt	--	106,750
Proceeds from the issuance of preferred stock and warrants, net of issuance costs	43,993	--
Proceeds from the exercise of stock options	--	1,968
Financing fees paid	(1,959)	(2,200)
Preferred stock dividend	(487)	--
Repurchase of common stock	--	(5,393)
Proceeds from the issuance of common stock under the employee stock purchase plan	--	1,101
Payments of contingent consideration related to acquisition	--	(4,914)
Payments to noncontrolling interests	--	(4,979)
Payments under capital lease obligations	(88)	(64)

Net cash provided by financing activities	25,041	67,182

Effect of exchange rate changes on cash and cash equivalents	(4,793)	(244)
Net increase (decrease) in cash and cash equivalents	35,509	(7,578)
Cash and cash equivalents at beginning of period	56,308	61,674

Cash and cash equivalents at end of period	$91,817	$54,096

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$1,652	$1,384

Accretion on preferred stock (not included above)	$20,151	$--

Dividends on preferred stock not paid for (not included above)	$1,062	$--

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

          The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries, as well as variable interest entities ("VIEs") of which the Company is the primary beneficiary in accordance with consolidation accounting guidance. See Note 5 for information on the consolidated VIEs. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the "2014 Annual Report"), filed with the Commission.

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

          During the second quarter of fiscal 2015, the Company revised its forecast for its Canadian affiliate which is now projected to show a loss for fiscal 2015, in part due to the impact of the Company's 2014 Performance Improvement Plan described in Note 4 and to foreign exchange losses resulting from large fluctuations in currency conversion rates. Based on the projected cumulative taxable loss for the three fiscal years ending June 30, 2015, as well as the Company's consideration of the weight of positive and negative evidence, commencing with the second quarter of fiscal 2015, the Company has recorded valuation allowances against its Canadian deferred tax assets as a non-cash charge to income tax expense.

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

          The components of accumulated other comprehensive loss were as follows:

(Amounts in thousands)	March 31, 2015	June 30, 2014

Cumulative foreign currency translation adjustments	$(17,482)	$(2,622)
Unrealized hedging gains (losses), net of taxes (1)	1,925	(2,163)

Accumulated other comprehensive loss	$(15,557)	$(4,785)

(1) Net of tax expense of $340 as of March 31, 2015 and net of tax benefit of $359 as of June 30, 2014.

NOTE 3.    NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO ELIZABETH ARDEN COMMON SHAREHOLDERS

          Basic net (loss) income per share attributable to Elizabeth Arden common shareholders is computed by dividing the net (loss) income attributable to Elizabeth Arden common shareholders by the weighted average shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net (loss) income attributable to Elizabeth Arden common shareholders per diluted share is similar to basic net (loss) income per share attributable to Elizabeth Arden common shareholders except that the denominator includes potentially dilutive Common Stock, such as stock options, non-vested restricted stock and restricted stock units, and warrants. For the three and nine months ended March 31, 2015 and the three months ended March 31, 2014, diluted net loss per share equals basic net loss per share as the assumed exercise of stock options, non-vested restricted stock units, and warrants would have an anti-dilutive effect.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table represents the computation of net (loss) income per share attributable to Elizabeth Arden common shareholders:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Basic
Net (loss) income attributable to Elizabeth Arden common shareholders	$(35,061)	$(26,443)	$(137,635)	$10,207

Weighted average shares outstanding	29,812	29,697	29,801	29,664

Net (loss) income per basic share attributable to Elizabeth Arden common shareholders	$(1.18)	$(0.89)	$(4.62)	$0.34

Diluted
Net (loss) income attributable to Elizabeth Arden common shareholders	$(35,061)	$(26,443)	$(137,635)	$10,207

Weighted average shares outstanding	29,812	29,697	29,801	29,664

Potential common shares - treasury method	--	--	--	509

Weighted average shares and potential dilutive common shares	29,812	29,697	29,801	30,173

Net (loss) income per diluted share attributable to Elizabeth Arden common shareholders	$(1.18)	$(0.89)	$(4.62)	$0.34

          The following table shows the number of common stock equivalents for the three and nine months ended March 31, 2015 and 2014 that were not included in the net (loss) income per diluted share attributable to Elizabeth Arden common shareholders calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Number of shares	3,564	665	3,275	104

NOTE 4.    2014 PERFORMANCE IMPROVEMENT PLAN

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ii)	approximately $12 million for employee severance and other related one-time costs (including those related to the closing of the Company's Puerto Rico affiliate); and

(iii)

approximately $45 million to $46 million related to asset impairments, including approximately $18 million to $19 million associated with intangible asset and inventory impairments and exit costs caused by the expiration, non-renewal or wind-down of fragrance license agreements, and $26 million associated with discontinuations of certain products, including $7.1 million related to certain Elizabeth Arden branded skincare and color products developed prior to the Elizabeth Arden brand repositioning.

          During the three and nine months ended March 31, 2015, we incurred approximately $0.2 million and $28.9 million, respectively, of pre-tax charges in connection with the 2014 Performance Improvement Plan. Since inception we have incurred approximately $84.8 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. The pre-tax charges for the three and nine months ended March 31, 2015 and since inception consisted of the following:

Three Months Ended March 31, 2015:
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total

Returns and markdowns	$(289)	$--	$--	$(289)
Inventory write-downs	--	293	--	293
Asset impairments and related charges	--	--	(5)	(5)
Severance and other employee-related costs	--	--	97	97
Other	--	--	40	40

Total	$(289)	$293	$132	$136

Nine Months Ended March 31, 2015:
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total

Returns and markdowns	$14,972	$--	$--	$14,972
Inventory write-downs	--	4,873	--	4,873
Asset impairments and related charges	--	--	133	133
Severance and other employee-related costs	--	--	2,017	2,017
Other	--	--	6,875	6,875

Total	$14,972	$4,873	$9,025	$28,870

Since Inception: (Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total

Returns and markdowns (1)	$24,436	$--	$--	$24,436
Inventory write-downs (2)	--	35,058	--	35,058
Asset impairments and related charges (3)	--	--	9,807	9,807
Severance and other employee-related costs (4)	--	--	8,060	8,060
Other(5)	--	--	7,401	7,401

Total	$24,436	$35,058	$25,268	$84,762

(1)

Related to changes in the Company's distribution strategy in China, the closing of the Company's Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.

(2)	Related to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products.

(3)	Related primarily to the non-renewal and expiration of fragrance license agreements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Severance and other employee-related costs associated with reduction in global headcount positions.

(5)	Consists primarily of transition expenses and customer and vendor contract termination costs.

          As of March 31, 2015, the related liability balance and activity for costs associated with the 2014 Performance Improvement Plan are as follows:

(Amounts in thousands)	Severance and Other Employee- Related Costs	Other	Total

Liability balance at June 30, 2014	$5,427	$531	$5,958
Accruals (1)	1,151	2,163	3,314
Cash payments-First Quarter Fiscal 2015	(4,643)	(2,694)	(7,337)

Liability balance at September 30, 2014	$1,935	$--	$1,935
Accruals (1)	769	4,672	5,441
Cash payments-Second Quarter Fiscal 2015	(1,102)	(2,026)	(3,128)

Liability balance at December 31, 2014	$1,602	$2,646	$4,248
Accruals (1)	97	40	137
Cash payments-Third Quarter Fiscal 2015	(1,206)	(699)	(1,905)

Liability balance at March 31, 2015 (2)	$493	$1,987	$2,480

(1)	Included in selling, general and administrative expenses in the Company's consolidated statements of operations.

(2)	The Company expects to pay the balance of these liabilities during fiscal 2015.

          During the three and nine months ended March 31, 2015, and in addition to the items discussed above under the 2014 Performance Improvement Plan, the Company recorded approximately $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. See Note 7 for further discussion.

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

          In December 2014, the EA USC Subsidiary invested an additional $2.0 million in USC and an existing $1.0 million demand loan to USC was incorporated as part of the Convertible Note. As a result of these transactions, the Convertible Note was amended and restated to reflect (i) an aggregate principal amount of $9 million (including the previously outstanding demand loan), and (ii) that once converted, the Convertible Note will result in the Company owning 85.45% of the fully diluted equity interests in USC (inclusive of EA USC's current equity interest).  The other terms of the Convertible Note remained unchanged. As a result of the December 2014 transactions, the Member's remaining equity interest in USC that is subject to the put and call option is now 14.55%. As of March 31, 2015, the Convertible Note had not been converted.

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

          The following provides an analysis of the change in the redeemable noncontrolling interest liability for the nine months ended March 31, 2015:

(Amounts in thousands)	Amount

Beginning as of June 30, 2014	$5,553
Net loss attributable to noncontrolling interests	(1,414)

Balance at March 31, 2015	$4,139

          Effective January 4, 2015, the Company, through a subsidiary, entered into a joint venture in the United Arab Emirates (the "joint venture") with an unrelated third party. Based on the capitalization of the joint venture, the Company's subsidiary has a 60% ownership interest and the third party has a 40% ownership interest. The joint venture will be responsible for the sale, promotion and distribution of the Company's fragrance, skincare and cosmetics products in eleven Middle Eastern countries. Under the terms of the joint venture agreement, the Company's subsidiary has the option to purchase a 15% ownership interest from the third party after 15 years at a specified price based on the performance of the joint venture and also has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the joint venture agreement at a specified price based on the performance of the joint venture.

          Based on the terms of the joint venture agreement, the Company's subsidiary has control of the board of managers and the power to direct activities that could have a substantial impact on the economic performance of the joint venture, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to the joint venture. Based on the Company's subsidiary's equity interest in the joint venture and the Company's subsidiary's controlling rights under the operating agreement, the Company has determined that the joint venture is a VIE, requiring consolidation of the joint venture's financial statements in accordance with Topic 810, Consolidation. The unrelated third party's interest in the joint venture is classified as a "noncontrolling interest" in the shareholders' equity section of the Company's consolidated balance sheet.

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2015	June 30, 2014

Raw materials	$39,241	$51,406
Work in progress	9,176	22,262
Finished goods	219,766	265,158

Total	$268,183	$338,826

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	March 31, 2015	June 30, 2014	June 30, 2014 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	107,688	162,771	14
Exclusive brand trademarks	105,760	102,064	16
Other intangibles (1)	18,580	18,580	18

Exclusive brand licenses, trademarks and intangibles, gross	354,443	405,830

Accumulated amortization:
Exclusive brand licenses and related trademarks	(64,873)	(72,018)
Exclusive brand trademarks	(54,910)	(52,185)
Other intangibles	(7,480)	(6,623)

Exclusive brand licenses, trademarks and intangibles, net	$227,180	$275,004

(1) Primarily consists of customer relationships, customer lists, non-compete agreements and product formulas.

          At March 31, 2015, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The Company did not record any impairments during the three and nine months ended March 31, 2015, as there were no events that triggered an impairment analysis.

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

          Amortization expense was $3.0 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively, and $12.1 million and $14.6 million for the nine months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	Remainder of 2015	2016	2017	2018	2019

Amortization expense	$3.0	$11.5	$10.2	$9.8	$9.4

NOTE 8.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	March 31, 2015	June 30, 2014

Accrued advertising, promotion and royalties	$31,134	$29,613
Accrued employee-related benefits	23,066	21,325
Accrued value added taxes	3,031	5,077
Accrued interest	1,426	7,939
Freight	2,508	4,005
Other accruals	33,875	43,994

Total other payables and accrued expenses	$95,040	$111,953

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    SHORT-TERM DEBT

          At March 31, 2015, the Company had a $300 million revolving bank credit facility ("the Credit Facility") with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. In December 2014, the Credit Facility was amended to among other things, (i) extend its maturity date from January 2016 to December 2019, and (ii) revise the interest rate and unused commitment fee applicable under the Credit Facility. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions.

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

          The Credit Facility, as amended, has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the Credit Facility, or (b) the Company's borrowing availability under the Credit Facility, plus domestic cash and cash equivalents, is less than $20 million at any time. The Company's average borrowing base capacity and borrowing availability during the quarter ended December 31, 2014, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2015.

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

          Borrowings under the credit portion of the Credit Facility continue to bear interest at a floating rate based on an "Applicable Margin" that is determined by reference to a debt service pricing ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. As amended, the Applicable Margin charged on LIBOR loans now ranges from 1.50% to 2.50%, as compared to 1.75% to 2.50% previously, and ranges from 0% to 1.0%, as compared to 0.25% to 1.0% previously, for base rate loans. The Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.0% higher. The unused commitment fee rate is now 0.375% per annum, as compared to a range of 0.375% to 0.50% per annum previously, and is based on quarterly average utilization.

          At March 31, 2015, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for base rate loans. For the nine months ended March 31, 2015 and 2014, the weighted average annual interest rate on borrowings under the Credit Facility was 2.7% and 2.0%, respectively.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          At March 31, 2015, the Company had $64.0 million in outstanding borrowings and approximately $3.1 million in letters of credit outstanding under the Credit Facility, compared with $78.0 million in borrowings and $3.3 million in letters of credit outstanding at June 30, 2014. At both March 31, 2015 and June 30, 2014, the Company had no outstanding borrowings under the Second Lien Facility. At March 31, 2015, based on eligible accounts receivable and inventory available as collateral, an additional $82.1 million in the aggregate could be borrowed under the Credit Facility and the Second Lien Facility. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

          In connection with the amendment of the Credit Facility in December 2014, the Company (i) recorded approximately $0.2 million of debt extinguishment costs in the second quarter of fiscal 2015, and (ii) incurred and capitalized approximately $2.0 million of bank related costs. Such amounts are reflected in debt financing costs, net, on the consolidated balance sheet.

NOTE 10.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2015	June 30, 2014

7 3/8% Senior Notes due March 2021	$350,000	$350,000
Unamortized premium on long-term debt	5,833	6,432

Total long-term debt	$355,833	$356,432

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    COMMITMENTS AND CONTINGENCIES

          During fiscal 2013 and 2014, the Company invested $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at March 31, 2015, is included in other assets on the consolidated balance sheet. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor had the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period.

          On February 2, 2015, the minority investor put its interest in Salon Holdings to the Company. Based on the performance of Salon Holdings over the previous 12-month period, the Company paid the minority investor approximately $4 million in cash during the third quarter of fiscal 2015.

          In July 2013, the Company acquired a 20% equity interest in a company that is developing a beauty device (the "Device Company"). Under the terms of the equity interest purchase agreement, the Company had an obligation to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones related to the development and shipment to customers of a beauty device. In conjunction with the purchase of the equity interest, the Company entered into a license with the Device Company to become the exclusive worldwide manufacturer, marketer and distributor of the beauty device. In addition, the Company also had an option to purchase the remaining 60% equity interest in the Device Company at a specified price under certain circumstances based on the sales performance of the device. In February 2015, the equity interest purchase agreement was amended to, among other things, remove both (i) the obligation the Company had to purchase an additional 20% equity interest at a cost of $6 million upon the achievement of certain milestones, and (ii) the Company's option to purchase the remaining 60% equity interest in the Device Company. The amendment also terminated the Company's exclusive license to become the worldwide manufacturer, marketer and distributor of the beauty device.

          The Company is a party to a number of legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company's cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company's management believes that the outcome of such actions, proceedings, audits, tax audits, claims and disputes will not have a material adverse effect on the Company's business, prospects, results of operations, financial condition or cash flows.

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

NOTE 12.    REDEEMABLE PREFERRED STOCK AND WARRANTS

          On August 19, 2014, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (each a "Purchaser" and together, the "Purchasers"), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the Securities Purchase Agreement, for aggregate cash consideration of $50 million, the Company issued to the Purchasers an aggregate of 50,000 shares of the Company's newly designated Series A Serial Preferred Stock, par value $0.01 per share (the "Preferred Stock"), with detachable warrants to purchase up to 2,452,267 shares of the Company's Common Stock (the "Warrants"). Concurrently with the execution of the Securities Purchase Agreement, the Company also entered into a Shareholders Agreement with the Purchasers (the "Shareholders Agreement"). The issuance and sale of the Preferred Stock and Warrants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

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

          So long as the Purchasers (or their affiliates) beneficially own a majority of the outstanding shares of Preferred Stock, the holders of a majority of such outstanding shares, voting separately as a class, will have the right (the "Designation Rights") to elect the following number of directors to the board of directors of the Company at any meeting of shareholders of the Company (or by written

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

consent) at which directors are to be elected, designated or appointed (the "Board"): (i) if the Percentage Interest (as defined in the Shareholders Agreement) as of the record date for such meeting (or action by written consent) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, one member of the Board; or (ii) if the Percentage Interest as of the record date for such meeting (or action by written consent) is equal to or greater than 20%, two members of the Board. As of October 24, 2014, the Purchasers' Percentage Interest was approximately 20.2%. Effective on October 28, 2014, the Purchasers elected M. Steven Langman and Franz-Ferdinand Buerstedde to serve on the Board.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          Through March 31, 2015, the Board has declared dividends of approximately $1,548,600 on the Preferred Stock of which approximately $487,300 have been paid as of March 31, 2015. In addition, a dividend payment of approximately $287,000 was made in April 2015. Accrued dividends payable as of March 31, 2015, were approximately $1,061,300, and dividend arrearage as of March 31, 2015, was approximately $446,100.

          The following table sets forth the accretion and accrued dividends on the redeemable Preferred Stock for the three and nine months ended March 31, 2015:

(Amounts in thousands)	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015

Preferred stock accretion to redemption value	$--	$20,151
Dividends accrued	615	1,549

Total	$615	$21,700

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
Level 1 -	Quoted prices in active markets for identical assets or liabilities
Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -	Unobservable inputs based on the Company's own assumptions

          The Company's long-term debt consists of $350 million aggregate principal amount of its 7 3/8% Senior Notes. At March 31,
2015 and June 30, 2014, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	March 31, 2015	June 30, 2014

7 3/8% Senior Notes due March 2021 (Level 2)	$311,080	$369,250

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2015 and June 30, 2014:

(Amounts in thousands)	March 31, 2015		June 30, 2014

	Asset	Liability	Asset	Liability

Level 2	2,228	24	--	2,522

Total	$2,228	$24	$--	$2,522

          See Note 14 for a discussion of the Company's foreign currency contracts.

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. During the second quarter of fiscal 2015, the Company recorded an asset impairment charge of approximately $39.6 million to write-off the carrying values of both the Justin Bieber and Nicki Minaj licenses. See Note 7. As of March 31, 2015, other than the carrying values of these licenses, the Company did not have any non-financial assets and liabilities measured at fair value.

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2015 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of March 31, 2015, the Company had notional amounts of 3.0 million British pounds and 3.7 million Euros under foreign currency contracts that expire between April 30, 2015 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2015 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness. As of March 31, 2015, the Company had notional amounts under foreign currency contracts of (i) 1.3 million Canadian dollars and 2.2 million Australian dollars used to hedge forecasted cost of sales that expire between April 30, 2015 and May 31, 2015, and (ii) 17.4 million Swiss francs used to hedge forecasted operating costs that expire between April 30, 2015 and May 31, 2016.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and nine months ended March 31, 2015, the Company recorded gains of $1.4 million and $3.6 million, respectively in selling, general and administrative expenses related to these contracts. For the three and nine months ended March 31, 2014, the Company recorded losses of $0.6 million and $1.3 million, respectively in selling, general and administrative expenses related to these contracts. As of March 31, 2015, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and nine months ended March 31, 2015 or in fiscal 2014 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	March 31, 2015	June 30, 2014

Other assets	$2,228	$--

Other payables	$24	$2,522

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into (Loss) Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Currency Contracts - Net Sales (1)	$897	$(352)	$1,294	$(714)
Currency Contracts - Cost of Sales (2)	357	96	378	64
Currency Contracts - Selling, General and Administrative Expenses (3)	(33)	186	(41)	368

Total (4)	$1,221	$(70)	$1,631	$(282)

(1)	Recorded in net sales on the consolidated statements of operations.
(2)	Recorded in cost of sales on the consolidated statements of operations.
(3)	Recorded in selling, general and administrative expenses on the consolidated statements of operations.
(4)

Net of tax expense of $255 and $29 for the three months ended March 31, 2015 and 2014, respectively. Net of tax expense of $338 for the nine months ended March 31, 2015, and net of tax benefit of $14 for the nine months ended March 31, 2014.

Net (Loss) Gain Recognized in Other Comprehensive (Loss) Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Currency Contracts - Net Sales	$(548)	$455	$2,174	$(1,654)
Currency Contracts - Cost of Sales	(370)	(359)	265	(70)
Currency Contracts - Selling, General and Administrative Expenses	480	(397)	18	(272)

Total (1)	$(438)	$(301)	$2,457	$(1,996)

(1)

Net of tax benefit of $180 and $216 for the three months ended March 31, 2015 and 2014, respectively. Net of tax expense of $360 for the nine months ended March 31, 2015, and net of tax benefit of $237 for the nine months ended March 31, 2014.

NOTE 15.    REPURCHASES OF COMMON STOCK

          The Company has an existing stock repurchase program pursuant to which the Company's Board has authorized the repurchase of $120 million of Common Stock and that was scheduled to expire on November 30, 2014. On August 5, 2014, the Company's Board extended the stock repurchase program through November 30, 2016.

          For the nine months ended March 31, 2015, there were no share repurchases under the Common Stock repurchase program. As of March 31, 2015, the Company had repurchased 4,517,309 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

NOTE 16.    NEW ACCOUNTING STANDARDS AND TAX LEGISLATION

          On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The updated standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of the updated standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance in the updated standard is limited to the presentation of debt issuance costs. The updated standard does not affect the recognition and measurement of debt issuance costs, and the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance is effective for the Company beginning July 1, 2016, including interim periods within that reporting period. The new guidance is required to be applied retrospectively and early adoption is permitted.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          In May 2014, the FASB and the International Accounting Standards Board jointly issued a converged standard, Topic 606, Revenue From Contracts With Customers. The new standard will require companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The new standard is effective for the Company beginning July 1, 2017, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose to defer the effective date of the new standard by one year. The new standard is required to be applied retrospectively. Early application is not permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements. The FASB plans to issue its decision related to the deferral of the effective date for public comment sometime during the second quarter of 2015.

          In June 2014, the FASB issued an update to Topic 718, Compensation-Stock Compensation. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is intended to resolve the diverse accounting treatment of those awards in practice, and requires that the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for the Company beginning July 1, 2016. The new guidance can be applied either prospectively or retrospectively and early application is permitted. As of March 31, 2015, the Company had no outstanding awards to which this new guidance would apply.

          On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R. 5771) was signed into law extending certain expiring provisions, including the Section 41 research credit. The new legislation applies retrospectively to January 1, 2014 through December 31, 2014 and resulted in a net tax benefit of $160,000 for fiscal year 2014, which was recorded on a discrete basis in the second and third quarters of fiscal 2015. This tax benefit was fully offset by a U.S. valuation allowance.

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

          At March 31, 2015, the Company's operations were organized into the following two operating segments, which also comprise its reportable segments:
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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Segment net sales and (loss) profit exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment (loss) profit excludes depreciation and amortization, interest expense, debt extinguishment charges, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment (loss) profit to consolidated (loss) income before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan, including sales returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

          The following table is a comparative summary of the Company's net sales and segment (loss) profit by operating segment for the three and nine months ended March 31, 2015 and 2014:

(Amounts in thousands)	Three Months Ended			Nine Months Ended

	March 31, 2015		March 31, 2014	March 31, 2015		March 31, 2014

Segment Net Sales:
North America	$107,511		$121,877	$507,145		$616,183
International	83,853		88,964	303,465		356,404

Total	$191,364		$210,841	$810,610		$972,587

Reconciliation:
Segment Net Sales	$191,364		$210,841	$810,610		$972,587
Less:
Unallocated sales returns and markdowns	(289	) (1)	--	14,972	(1)	--

Net Sales	$191,653		$210,841	$795,638		$972,587

Segment (Loss) Profit:
North America	$1,500		$3,394	$44,886		$66,241
International	(17,245)		(17,437)	(26,791)		(10,557)

Total	$(15,745)		$(14,043)	$18,095		$55,684

Reconciliation:
Segment (Loss) Profit	$(15,745)		$(14,043)	$18,095		$55,684
Less:
Depreciation and Amortization	11,504		13,253	36,971		38,906
Interest Expense, net	7,055		6,605	22,523		18,371
Consolidation and Elimination Adjustments	(14)		125	1,501		(1,238)
Unallocated Corporate Expenses	137	(2)	1,534 (3)	72,874	(4)	(11,837	) (5)

(Loss) Income Before Income Taxes	$(34,427)		$(35,560)	$(115,774)		$11,482

(1)

Amounts for the three months ended March 31, 2015, represent $(0.3) million of adjustments for returns and markdowns previously recorded under the Company's 2014 Performance Improvement Plan primarily due to changes to its customer and distribution arrangements. Amounts for the nine months ended March 31, 2015, represent $15.0 million of returns and markdowns under the Company's 2014 Performance Improvement Plan primarily due to changes to its distribution strategy in China, and other customer and distribution arrangements.

(2)			In addition to the adjustments for returns and markdowns described above in Note 1, amounts for the three months ended March 31, 2015, include:

*

$0.5 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $0.3 million of inventory write-downs due to discontinuation of certain products, and $0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

(3)			Amounts for the three months ended March 31, 2014, include:

*

$1.5 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)	In addition to the returns and markdowns described above in Note 1, amounts for the nine months ended March 31, 2015, include:

*

$13.9 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $4.9 million of inventory write-downs due to discontinuation of certain products, $4.5 million primarily comprised of customer and vendor contract termination costs, $4.4 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.1 million in asset impairment charges;

	*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses, and other costs; and
	*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to the Credit Facility.

(5)	Amounts for the nine months ended March 31, 2014, include:

*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on the Company's determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met; and

*

$5.3 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

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

          Since inception, we have incurred approximately $84.8 million of pre-tax charges in connection with the 2014 Performance Improvement Plan, including $0.2 million and $28.9 million during the three and nine months ended March 31, 2015, respectively. The 2014 Performance Improvement Plan is only part of our ongoing broad restructuring and cost savings program, and we are continuing to target annual savings in the range of $40 million to $50 million upon full implementation of our cost-reduction efforts. These efforts are expected to result in additional decisions that are likely to impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

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

          Effective January 4, 2015, through a subsidiary, we entered into a joint venture in the United Arab Emirates (the joint venture) with an unrelated third party. Based on the capitalization of the joint venture, our subsidiary has a 60% ownership interest and the third party has a 40% ownership interest. The joint venture will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in eleven Middle Eastern countries. Under the terms of the joint venture agreement, our subsidiary has the option to purchase a 15% ownership interest from the third party after 15 years at a specified price based on the performance of the joint venture and also has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the joint venture agreement at a specified price based on the performance of the joint venture.

          Based on the terms of the joint venture agreement, our subsidiary has control of the board of managers and the power to direct activities that could have a substantial impact on the economic performance of the joint venture, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to joint venture. Based on its equity interest in the joint venture and our subsidiary's controlling rights under the operating agreement, we have determined that the joint venture is a variable interest entity, or VIE, requiring consolidation of the joint venture's financial statements in accordance with Topic 810, Consolidation. The unrelated third party's interest in the joint venture is classified as a "noncontrolling interest" in the shareholders' equity section of our consolidated balance sheet. See Note 5 to the Notes to Unaudited Consolidated Financial Statements.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2015 or in fiscal 2014 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax gain (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three and nine months ended March 31, 2015 and 2014.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net Sales	$989	$(387)	$1,427	$(787)
Cost of Sales	525	142	588	86
Selling, general and administrative	1,382	(381)	3,606	(872)

Total pre-tax gain (loss)	$2,896	$(626)	$5,621	$(1,573)

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2015 and 2014. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended						Nine Months Ended

	March 31, 2015			March 31, 2014			March 31, 2015			March 31, 2014

Net sales(1)	$191,653	(1)	100.0%	$210,841		100.0%	$795,638	(2)	100.0%	$972,587		100.0%
Cost of sales	110,058		57.4	119,205		56.6	460,146		57.8	538,115		55.3
Depreciation in cost of sales	1,957		1.0	1,967		0.9	5,916		0.8	5,784		0.6
Gross profit	79,638	(1)	41.6	89,669	(3)	42.5	329,576	(2)	41.4	428,688	(4)	44.1
Selling, general and administrative expenses	97,463		50.9	107,338		50.9	391,533		49.2	365,713		37.6
Depreciation and amortization	9,547		5.0	11,286		5.3	31,055		3.9	33,122		3.4
(Loss) income from operations	(27,372	)(1)	(14.3)	(28,955	)(3)	(13.7)	(93,012	)(2)	(11.7)	29,853	(4)	3.1
Interest expense, net	7,055		3.7	6,605		3.1	22,523		2.8	18,371		1.9
Debt extinguishment charges	--		--	--		--	239		--	--		--
(Loss) income before income taxes	(34,427)		(18.0)	(35,560)		(16.8)	(115,774)		(14.5)	11,482		1.2
Provision for (benefit from) income taxes	500		0.2	(8,626)		(4.1)	1,557		0.2	2,172		0.3
Net (loss) income (5)	(34,927)		(18.2)	(26,934)		(12.7)	(117,331)		(14.7)	9,310		0.9
Net loss attributable to noncontrolling interests (6)	(481)		(0.2)	(491)		(0.2)	(1,396)		(0.1)	(897)		(0.1)
Net (loss) income attributable to Elizabeth Arden shareholders	(34,446)		(18.0)	(26,443)		(12.5)	(115,935)		(14.6)	10,207		1.0
Less: Accretion and dividends on preferred stock	615		0.3	--		--	21,700		2.7	--		--
Net (loss) income attributable to Elizabeth Arden common shareholders	(35,061)		(18.3)	(26,443)		(12.5)	(137,635)		(17.3)	10,207		1.0

Other data:
EBITDA and EBITDA margin (7)	$(15,868)		(8.3)%	$(15,702)		(7.4)%	$(56,280)		(7.1)%	$68,759		7.1%

(1)

For the three months ended March 31, 2015, net sales include $(0.3) million of adjustments for returns and markdowns previously recorded under our 2014 Performance Improvement Plan primarily due to changes to our customer and distribution arrangements.

In addition to the adjustment for returns and markdowns described above, gross profit includes:
	*	$0.3 million of inventory write-downs under our 2014 Performance Improvement Plan due to discontinuation of certain products.

In addition to the items above, loss from operations includes:
	*	$0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

(2)

For the nine months ended March 31, 2015, net sales include $15.0 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and other customer and distribution arrangements.

In addition to the returns and markdowns described above, gross profit includes:
	*	$4.9 million of inventory write-downs under our 2014 Performance Improvement Plan due to discontinuation of certain products.

In addition to the items above, loss from operations includes:
*

$9.0 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $4.5 million of customer and vendor contract termination costs, $4.4 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions and $0.1 million in asset impairment charges;

* $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses, and other costs; and
* $0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(3)

For the three months ended March 31, 2014, gross profit includes $1.8 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand and $0.9 million of transition costs related to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

In addition to the item above, loss from operations includes:
*

$0.6 million of severance and other employee-related expenses and related transition costs with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

(4)

For the nine months ended March 31, 2014, gross profit includes $14.2 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand and $1.4 million of transition costs related to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

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

*

$3.9 million of severance and other employee-related expenses and related transition costs with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013; and

* $1.1 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand.

(5)

For the three and nine months ended March 31, 2015, the net loss includes items discussed in Notes 1 and 2 above, as well as a valuation allowance of $11.2 million and $39.7 million against our U.S. and Canadian deferred tax assets, respectively, recorded as a non-cash charge to income tax expense.

(6)	See Note 5 to Notes to Unaudited Consolidated Financial Statements.

(7)

For a definition of EBITDA and a reconciliation of net (loss) income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 and under Nine Months Ended March 31, 2015 compared to Nine Months Ended March 31, 2014. EBITDA margin represents EBITDA divided by net sales.

          At March 31, 2015, our operations were organized into the following two operating segments, which also comprise our reportable segments:
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

          Segment net sales and (loss) profit exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment (loss) profit excludes depreciation and amortization, interest expense, debt extinguishment costs, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment (loss) profit to consolidated (loss) income before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan, including returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment (loss) profit by operating segment for the three and nine months ended March 31, 2015 and 2014 and reflects the basis of presentation described in Note 17 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended			Nine Months Ended

	March 31, 2015		March 31, 2014	March 31, 2015		March 31, 2014

Segment Net Sales:
North America	$107,511		$121,877	$507,145		$616,183
International	83,853		88,964	303,465		356,404

Total	$191,364		$210,841	$810,610		$972,587

Reconciliation:
Segment Net Sales	$191,364		$210,841	$810,610		$972,587
Less
Unallocated sales returns and markdowns	(289	)(1)	--	14,972	(1)	--

Net Sales	$191,653		$210,841	$795,638		$972,587

Segment Profit (Loss):
North America	$1,500		$3,394	$44,886		$66,241
International	(17,245)		(17,437)	(26,791)		(10,557)
Less:
Depreciation and Amortization	11,504		13,253	36,971		38,906
Interest Expense, net	7,055		6,605	22,523		18,371
Consolidation and Elimination Adjustments	(14)		125	1,501		(1,238)
Unallocated Corporate Expenses	137	(2)	1,534 (3)	72,874	(4)	(11,837	)(5)

(Loss) Income Before Income Taxes	$(34,427)		$(35,560)	$(115,774)		$11,482

(1)

Amounts for the three months ended March 31, 2015, represent $(0.3) million of adjustments for returns and markdowns previously recorded under our 2014 Performance Improvement Plan primarily due to changes to our customer and distribution arrangements. Amounts for the nine months ended March 31, 2015, represent $15.0 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and other customer and distribution arrangements.

(2)			In addition to the returns and markdowns described above in Note 1, amounts for the three months ended March 31, 2015, include:
*

$0.5 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $0.3 million of inventory write-downs due to discontinuation of certain products, and $0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions;

(3)			Amounts for the three months ended March 31, 2014, include:
*

$1.5 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

(4)			In addition to the returns and markdowns described above in Note 1, amounts for the nine months ended March 31, 2015, include:
*

$13.9 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $4.9 million of inventory write-downs due to discontinuation of certain products, $4.5 million primarily comprised of customer and vendor contract termination costs, $4.4 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.1 million in asset impairment charges;

*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(5)			Amounts for the nine months ended March 31, 2014, include:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met; and

*

$5.3 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013.

          The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Designer, Heritage, Celebrity, and Other Fragrances.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Net Sales:
Elizabeth Arden Brand	$88,711	$85,857	$295,902	$348,539
Designer, Heritage, Celebrity and Other Fragrances	102,942	124,984	499,736	624,048

Total	$191,653	$210,841	$795,638	$972,587

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

          Net Sales.    Net sales decreased by 9.1%, or $19.2 million, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to an overall decline in sales of celebrity and heritage fragrances, a lower level of product innovation as compared to the prior year period and our efforts to tighten product distribution. Excluding the unfavorable impact of foreign currency, net sales decreased by 5.7%, or $12.0 million. Net sales reflect $0.3 million of adjustments for returns and markdowns previously recorded under our 2014 Performance Improvement Plan primarily due to changes to our customer and distribution arrangements. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

          Segment Net Sales:

          North America

          Net sales decreased by 11.8%, or $14.4 million primarily due to an overall decline in sales of celebrity and heritage fragrances, a lower level of product innovation as compared to the prior year period and our efforts to tighten product distribution. Excluding the unfavorable impact of foreign currency, net sales decreased by 10.9%, or $13.3 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $13.1 million due to lower net sales for almost all fragrance brands, including Juicy Couture, Ed Hardy and Justin Bieber fragrances. Partially offsetting these decreases were higher sales of Curve and John Varvatos fragrances. Net sales of Elizabeth Arden branded products increased by $1.1 million, due to higher sales of fragrance and skin care products. Net sales of distributed brands were $2.4 million lower than the prior year period, primarily due to the prior year launch of the One Direction Our Moment fragrance in department stores.

          International

          Net sales decreased by 5.7%, or $5.1 million primarily due to a decline in sales of certain celebrity and heritage fragrances and a lower level of product innovation as compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales increased by 1.1%, or $0.9 million. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased an aggregate of $8.5 million from the prior year period, primarily due to lower net sales of Britney Spears, Justin Bieber, Giorgio Beverly Hills and Nicki Minaj fragrances. Net sales of Elizabeth Arden branded products increased by 2.5%, or $1.5 million, primarily due to higher sales of skin care products in China as a result of shipments of product under our new distribution strategy, as well other Asia Pacific markets. Excluding the unfavorable impact of foreign currency, net sales of Elizabeth Arden branded products increased 10.8%, or $6.2 million. Net sales of Elizabeth Arden-branded cosmetics and certain fragrance products were lower in the current year period. Net sales in Europe were $12.2 million lower than the prior year period, due in part to the impact of foreign currency, and were partially offset by higher sales of $5.7 million in the Greater China region as compared to the prior year period.

          Product Category Net Sales:

          Elizabeth Arden Brand

          Net sales increased by 3.3%, or $2.8 million, due to $5.8 million of higher sales of skin care products primarily in the Asia Pacific region including China. Excluding the unfavorable impact of foreign currency, net sales increased by 9.7%, or $8.3 million. Net sales of color cosmetic and fragrance products decreased $2.2 million and $0.8 million, respectively, compared to the prior year period.

          Designer, Heritage, Celebrity and Other Fragrances

          Net sales decreased by 17.6% or $22.0 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 16.2% or $20.3 million. The decrease includes lower net sales for most fragrance brands including Britney Spears, Juicy Couture, Ed Hardy and Justin Bieber. Partially offsetting these decreases were higher sales of Curve and John Varvatos fragrances. Sales of distributed brands were $2.4 million lower than the prior year period primarily due to the prior year launch of the One Direction Our Moment fragrance in North American department stores.

          Gross Margin.   For the three months ended March 31, 2015 and 2014, gross margins were 41.6% and 42.5%, respectively. The current year gross margin was negatively impacted by higher product costs driven by the lower volume of inventory purchases. Gross margin in the prior year period was negatively impacted by $2.7 million, or 130 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to restructuring activities.

          SG&A.   Selling, general and administrative expenses decreased by 9.2%, or $9.9 million, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease was primarily due to lower marketing and sales expenses of $13.2 million, partially offset by higher general and administrative expenses of $3.3 million due to higher incentive compensation expense and the impact of foreign currency translation of our affiliates' balance sheets.

          The decrease in marketing and sales expenses during the three months ended March 31, 2015 was primarily due to (i) $8.3 million in lower sales promotion, advertising and media spend, reflecting a spend rate consistent with the spend rate in the prior year period, (ii) $4.0 million of lower marketing and sales overheads expenses in part due to the elimination of certain sales and marketing positions, and (iii) $0.9 million of lower royalty expense primarily due to lower net sales of licensed products in the current year period.

          General and administrative expenses for the three months ended March 31, 2015, were impacted by higher incentive compensation expense of $4.1 million, and the impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $2.9 million compared to losses of $0.9 million in the prior year period. Partially offsetting these increase were lower payroll and related expenses of $1.9 million in the current year. For the three months ended March 31, 2015, general and administrative expenses included $0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions under our 2014 Performance Improvement Plan. General and administrative expenses for the three months ended March 31, 2014, included $0.6 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013. For both the three months ended March 31, 2015 and 2014, total share-based compensation costs charged against income for all stock plans was $1.3 million.

          Segment Profit (Loss):

          North America

          Segment profit decreased 55.8%, or $1.9 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower segment selling, general and administrative expenses.

          International

          Segment loss decreased $0.2 million, as compared to the prior year. Lower sales and gross profit in the current year were offset by lower segment selling, general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by 15.4% or $1.7 million, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to lower amortization expense for brand licenses, trademarks and intangibles.

          Interest Expense, Net.    Interest expense, net of interest income, was $0.5 million higher for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase was due to the issuance in January 2014 of an additional $100 million aggregate principal amount of 7 3/8% senior notes due in 2021, partially offset by higher interest income.

       Provision for Income Taxes.    The pre-tax (loss) from our domestic and international operations consisted of the following for the three months ended March 31, 2015 and 2014:

(Amounts in thousands)	Three Months Ended

	March 31, 2015	March 31, 2014

Domestic pre-tax (loss)	$(26,817)	$(23,440)
Foreign pre-tax (loss)	(7,610)	(12,120)

Total (loss) before income taxes	$(34,427)	$(35,560)

Effective tax rate	(1.5)%	24.3%

          Commencing with the fourth quarter of fiscal 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we cannot recognize a tax benefit on our U.S. pre-tax loss for the three months ended March 31, 2015, and have instead recorded a valuation allowance of $11.2 million for the period. A valuation allowance reduces deferred tax assets to the amount expected to be realized. Recording the valuation allowances does not restrict our ability to utilize U.S. net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of such net operating losses. A return to sustained profitability in the U.S. could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowance in the future.

          During the second quarter of fiscal 2015, we revised our forecast for our Canadian affiliate which is now projected to show a loss for fiscal 2015, in part due to the impact of our 2014 Performance Improvement Plan and foreign exchange losses due to large fluctuations in currency conversion rates. Based on the projected three-year cumulative taxable loss for the three fiscal years ending June 30, 2015, as well as our consideration of the weight of positive and negative evidence, commencing with the second quarter of fiscal 2015, we have recorded valuation allowances against our Canadian deferred tax assets as a non-cash charge to income tax expense. The valuation allowance related to our Canadian operations was not material for the three months ended March 31, 2015.

          In general, we record income tax expense for interim periods based on our best estimate as to the full fiscal year's effective tax rate. For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction change during the year, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred. However, the U.S. and certain foreign jurisdictions were removed from the base calculation of the annual effective tax rate, as we expect these jurisdictions to generate losses for which no benefit will be recognized. A separate rate is calculated in those loss jurisdictions that includes tax expense for an increase in deferred tax liabilities associated with indefinite-lived assets, which cannot be used as a source of taxable income.

          In addition to the impact of the valuation allowances discussed above, the effective tax rate in the current year period was lower as compared to the prior year period, primarily due to a shift in the ratio of earnings contributions between jurisdictions. The effective tax rate for the full fiscal year ended June 30, 2014 was (62.9)%.

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

          Net (Loss) Attributable to Elizabeth Arden Common Shareholders.    Net loss attributable to Elizabeth Arden common shareholders for the three months ended March 31, 2015, was $35.1 million, compared to $26.4 million for the three months ended March 31, 2014. The decrease in results compared to the prior year was due to lower net sales and gross profit and the valuation allowances recorded as part of our tax provision, partially offset by lower selling, general and administrative expenses as well as lower depreciation and amortization expense. The current year amount also includes dividends of $0.6 million related to our issuance of preferred stock in August 2014. See Note 12 to Notes to Unaudited Consolidated Financial Statements.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest), plus dividends on preferred stock) for the three months ended March 31, 2015, was $(15.9) million compared to the prior year amount of $(15.7) million. The lower gross profit in the current year was mostly offset by lower selling, general and administrative expenses. EBITDA for the three months ended March 31, 2015, includes:

*	$(0.3) million of adjustments for returns and markdowns previously recorded under our 2014 Performance Improvement Plan primarily as a result of changes to our customer and distribution arrangements;
*	$0.3 million of inventory write-downs under our 2014 Performance Improvement Plan, due to discontinuation of certain products;
*	$0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions;

          EBITDA for the three months ended March 31, 2014 included:
*	$1.8 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand; and
*

$1.5 million of severance and other employee-related expenses and related transition costs and expenses incurred with respect to the elimination of certain sales and staff positions announced in the fall of 2013.

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

          The following is a reconciliation of net (loss) income attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2015	March 31, 2014

Net (loss) attributable to Elizabeth Arden common shareholders	$(35,061)	$(26,443)
Plus:
Provision for (benefit from) income taxes	500	(8,626)
Interest expense, net	7,055	6,605
Depreciation in cost of sales	1,957	1,967
Depreciation and amortization	9,547	11,286
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(481)	(491)
Dividends on preferred stock (See Note 12 to Notes to Unaudited Consolidated Financial Statements)	615	--

EBITDA	$(15,868)	$(15,702)

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014.

          Net Sales.    Net sales decreased by 18.2%, or $176.9 million, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, primarily due to our efforts to tighten product distribution, a lower level of product innovation as compared to the prior year period and an overall decline in sales of celebrity and heritage fragrances. Excluding the unfavorable impact of foreign currency, net sales decreased by 17.1%, or $166.1 million. Net sales reflect $15.0 million of returns and markdowns recorded as a result of our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and customer and distribution arrangements. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

          Segment Net Sales:

          North America

          Net sales decreased by 17.7%, or $109.0 million primarily due to our efforts to tighten product distribution, a lower level of product innovation as compared to the prior year period and an overall decline in sales of celebrity and heritage fragrances. Excluding the unfavorable impact of foreign currency, net sales decreased by 17.3%, or $106.5 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $79.0 million due to lower net sales for almost all fragrance brands, including Justin Bieber, Britney Spears, Ed Hardy, Taylor Swift, Nicki Minaj and Juicy Couture fragrances. Net sales of Elizabeth Arden branded products decreased by $9.3 million, due to lower sales in all product categories. Net sales of distributed brands were $20.7 million lower than the prior year period, primarily due to the prior year launch of the One Direction Our Moment fragrance in department stores.

          International

          Net sales decreased by 14.9%, or $52.9 million primarily due to our efforts to tighten product distribution and lower sales of Elizabeth Arden skin care products in China as a result of changes to our distribution strategy in China. Excluding the unfavorable impact of foreign currency, net sales decreased by 12.5%, or $44.6 million. Net sales of Elizabeth Arden branded products decreased by $29.9 million, due to lower sales in all product categories. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased an aggregate of $25.7 million from the prior year period, primarily due to lower net sales of Justin Bieber and Britney Spears fragrances. Partially offsetting these decreases were higher sales of John Varvatos and Elizabeth Taylor fragrances. Net sales in Europe and in the Greater China region were $36.9 million and $15.1 million lower, respectively, as compared to the prior year period.

          Product Category Net Sales:

          Elizabeth Arden Brand

          Net sales decreased by 15.1%, or $52.6 million, due to lower sales in all product categories. Excluding the unfavorable impact of foreign currency, net sales decreased by 12.8%, or $44.6 million. Net sales of fragrances decreased 19.4%, or $26.2 million, primarily due to lower sales of Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and the prior year launch of UNTOLD. Net sales of skin care products decreased by 12.5%, or $20.7 million, primarily due to weaker overall skincare sales in China as a result of changes to our distribution strategy in China, as well as lower sales of Visible Difference, and net sales of color cosmetic products decreased by 12.0%, or $5.7 million.

          Designer, Heritage, Celebrity and Other Fragrances

          Net sales decreased by 19.9% or $124.3 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 19.5% or $121.5 million. The decrease includes lower net sales for most fragrance brands including Justin Bieber, Britney Spears, Taylor Swift, Ed Hardy and Nicki Minaj fragrances. Sales of distributed brands were $20.3 million lower primarily due to the prior year launch of the One Direction Our Moment fragrance in North American department stores.

          Gross Margin.   For the nine months ended March 31, 2015 and 2014, gross margins were 41.4% and 44.1%, respectively. Gross margin in the current year period was negatively impacted by $19.8 million, or 170 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan. In addition, the current year gross margin was negatively impacted by a lower proportion of sales of higher margin products, including both Elizabeth Arden branded products and licensed fragrances, as lower margin distributed brands made up a higher proportion of our total net sales. We made a strategic decision for our

2015 fiscal year to reduce our levels of certain inventories at reduced margins, which also negatively impacted our gross margin in the current period. Gross margin in the prior year period was negatively impacted by $15.6 million, or 160 basis points, of product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to restructuring activities.

          SG&A. Selling, general and administrative expenses increased by 7.1%, or $25.8 million, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014. The increase was due to the asset impairment charges discussed below and higher general and administrative expenses totaling $76.7 million, partially offset by lower marketing and sales expenses of $50.9 million.

          During the nine months ended March 31, 2015, we recorded $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. In addition, for the nine months ended March 31, 2015, general and administrative expenses included $9.0 million in expenses under our 2014 Performance Improvement Plan, comprised of (i) $4.5 million primarily for customer and vendor contract termination costs, (ii) $4.4 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and (iii) $0.1 million in asset impairment charges. General and administrative expenses for the nine months ended March 31, 2015, were also impacted by higher incentive compensation expense of $12.0 million primarily due to prior year reversal of certain incentive accruals, and the impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $7.5 million compared to losses of $0.5 million in the prior year period. Partially offsetting these increases were lower payroll and related costs of $5.1 million in the current year. The nine months ended March 31, 2014, also included (i) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met, (ii) $3.9 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013, and (iii) $1.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning. For the nine months ended March 31, 2015 and 2014, total share-based compensation costs charged against income for all stock plans was $4.0 million and $4.5 million, respectively.

          The decrease in marketing and sales expenses during the nine months ended March 31, 2015 was primarily due to (i) $33.5 million in lower media, advertising and sales promotion spend reflecting a spend rate consistent with the spend rate in the prior year period, (ii) $10.9 million of lower marketing and sales overhead expenses in part due to the elimination of certain sales and marketing positions, and (iii) $6.4 million of lower royalty expense primarily due to lower net sales of licensed products in the current year period.

          Segment Profit (Loss):

          North America

          Segment profit decreased 32.2%, or $21.4 million, as compared to the prior year. The decrease in segment profit was due to lower sales and gross profit, partially offset by lower segment selling, general and administrative expenses.

          International

          Segment loss increased by $16.2 million, as compared to the prior year. The increase in segment loss was due to lower sales and gross profit, partially offset by lower segment selling, general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by 6.2%, or $2.1 million, for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, due to lower amortization expense for brand licenses, trademarks and intangibles.

          Interest Expense, Net.    Interest expense, net of interest income, was $4.2 million higher for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014. The increase was due to the issuance in January 2014 of an additional $100 million aggregate principal amount of 7 3/8% senior notes due in 2021.

          Debt Extinguishment Charges.    For the nine months ended March 31, 2015, we recorded approximately $0.2 million of debt extinguishment charges related to the December 2014 amendment of our revolving bank credit facility. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

          Provision for Income Taxes.    The pre-tax (loss) income from our domestic and international operations consisted of the following for the nine months ended March 31, 2015 and 2014:

(Amounts in thousands)	Nine Months Ended

	March 31, 2015	March 31, 2014

Domestic pre-tax (loss)	$(92,003)	$(7,454)
Foreign pre-tax (loss) income	(23,771)	18,936

Total (loss) income before income taxes	$(115,774)	$11,482

Effective tax rate	(1.3)%	18.9%

          Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we cannot recognize a tax benefit on our U.S. pre-tax loss for the nine months ended March 31, 2015, and have instead recorded a valuation allowance of $37.2 million for the period. A valuation allowance reduces deferred tax assets to the amount expected to be realized. Recording the valuation allowances does not restrict our ability to utilize U.S. net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of such net operating losses. A return to sustained profitability in the U.S. could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowance in the future.

          During the second quarter of fiscal 2015, we revised our forecast for our Canadian affiliate which is now projected to show a loss for fiscal 2015, in part due to the impact of our 2014 Performance Improvement Plan and foreign exchange losses due to large fluctuations in currency conversion rates. Based on the projected three-year cumulative taxable loss for the three fiscal years ending June 30, 2015, as well as our consideration of the weight of positive and negative evidence, commencing with the second quarter of fiscal 2015, we have recorded valuation allowances against our Canadian deferred tax assets as a non-cash charge to income tax expense. For the nine months ended March 31, 2015, we have recorded a valuation allowance of $2.5 million, of which $2.1 million was recorded on a discrete basis.

          In general, we record income tax expense for interim periods based on our best estimate as to the full fiscal year's effective tax rate. For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction change during the year, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred. However, the U.S. and certain foreign jurisdictions were removed from the base calculation of the annual effective tax rate, as we expect these jurisdictions to generate losses for which no benefit will be recognized. A separate rate is calculated in those loss jurisdictions that includes tax expense for an increase in deferred tax liabilities associated with indefinite-lived assets, which cannot be used as a source of taxable income.

          In addition to the impact of the valuation allowances discussed above, the effective tax rate in the current year period was lower as compared to the prior year period, primarily due to a shift in the ratio of earnings contributions between jurisdictions, partially offset by a net tax benefit of approximately $0.9 million recorded on a discrete basis primarily related to (i) a $0.8 million offsetting benefit in a foreign jurisdiction related to IRS examinations, and (ii) a $0.1 million net benefit related to smaller tax adjustments for changes in estimates and other tax related items. The effective tax rate for the full fiscal year ended June 30, 2014 was (62.9)%.

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

          Net (Loss) Income Attributable to Elizabeth Arden Common Shareholders.     Net loss attributable to Elizabeth Arden common shareholders for the nine months ended March 31, 2015, was $137.6 million, compared to net income of $10.2 million for the nine months ended March 31, 2014. The decrease in results compared to the prior year was due to the lower net sales and gross profit, higher selling, general and administrative expenses due primarily to the asset impairment write-offs, charges under our 2014

Performance Plan, and the valuation allowances recorded as part of our tax provision. The current year amount also includes accretion of $20.1 million for the change in redemption value and dividends of $1.5 million related to our issuance of preferred stock in August 2014. We decided to recognize the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. See Note 12 to Notes to Unaudited Consolidated Financial Statements.

          EBITDA.   EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest), plus accretion and dividends on preferred stock) for the nine months ended March 31, 2015, was $(56.3) million and, represents a decrease of $125.1 million compared to the prior year amount of $68.8 million due to lower gross profit and higher selling, general and administrative expenses in the current period. EBITDA for the nine months ended March 31, 2015, includes:

*

$15.0 million of returns and markdowns under our 2014 Performance Improvement Plan primarily as a result of changes to our distribution strategy in China and other customer and distribution arrangements;

*	$4.9 million of inventory write-downs under our 2014 Performance Improvement Plan, due to discontinuation of certain products;
*

$9.0 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $4.5 million for customer and vendor contract termination costs, $4.4 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions and $0.1 million in asset impairment charges;

*	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

          EBITDA for the nine months ended March 31, 2014, was $68.8 million and includes:
*

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met;

*	$15.3 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand; and
*

$5.3 million of severance and other employee-related expenses and related transition costs and expenses incurred with respect to the elimination of certain sales and staff positions announced in the fall of 2013.

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

          The following is a reconciliation of net (loss) income attributable to Elizabeth Arden shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2015	March 31, 2014

Net (loss) income attributable to Elizabeth Arden common shareholders	$(137,635)	$10,207
Plus:
Provision for income taxes	1,557	2,172
Interest expense, net	22,523	18,371
Depreciation in cost of sales	5,916	5,784
Depreciation and amortization	31,055	33,122
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(1,396)	(897)
Accretion and dividends on preferred stock (See Note 12 to Notes to Unaudited Consolidated Financial Statements)	21,700	--

EBITDA	$(56,280)	$68,759

          The following is a reconciliation of net cash flow provided by (used in) operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2015	March 31, 2014

Net cash provided by (used in) operating activities	$40,590	$(35,062)
Changes in assets and liabilities, net of acquisitions	(73,207)	84,054
Interest expense, net	22,523	18,371
Amortization of senior note offering and credit facility costs	(1,200)	(1,079)
Amortization of senior note premium	599	127
Provision for income taxes	1,557	2,172
Deferred income taxes	51	4,727
Amortization of share-based awards	(4,028)	(4,551)
Asset impairments	(42,926)	--
Debt extinguishment charges	(239)	--

EBITDA	$(56,280)	$68,759

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the nine months ended March 31, 2015 and 2014:

(Amounts in thousands)	Nine Months Ended

	March 31, 2015	March 31, 2014

Net cash provided by (used by) operating activities	$40,590	$(35,062)
Net cash used in investing activities	(25,329)	(39,454)
Net cash provided by financing activities	25,041	67,182
Net increase (decrease) in cash and cash equivalents	35,509	(7,578)

Operating Activities

          Cash provided by (used in) our operating activities is driven by net (loss) income adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash provided by (used in) operating activities for the nine months ended March 31, 2015 and 2014:

(Amounts in thousands)	Nine Months Ended

	March 31, 2015	March 31, 2014

Net (loss) income	$(117,331)	$9,310
Net adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	84,714	39,682
Net change in assets and liabilities, net of acquisitions ("working capital changes")	73,207	(84,054)

Net cash provided by (used in) operating activities	$40,590	$(35,062)

          For the nine months ended March 31, 2015, net cash provided by operating activities was $40.6 million, as compared to net cash used in operations of $35.1 million for the nine months ended March 31, 2014. Net loss was $117.3 million for the nine months ended March 31, 2015, as compared to net income of $9.3 million for the prior year period, representing a decrease of $126.6 million. Net adjustments to reconcile net (loss) income to cash provided by operating activities increased by $45.0 million as compared to the prior year. Working capital changes provided cash of $73.2 million in the current year period as compared to $84.1 million of cash utilized in the prior year. Cash provided by working capital changes in the current period was primarily driven by lower inventory purchases and lower accounts receivable balances as compared to the prior year period.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the nine months ended March 31, 2015 and 2014:

(Amounts in thousands)	Nine Months Ended

	March 31, 2015	March 31, 2014

Additions to property and equipment	$(19,120)	$(37,028)
Acquisition of businesses, intangibles and other assets	(6,264)	(3,000)
Cash received from consolidation of variable interest entity	55	574

Net cash used in investing activities	$(25,329)	$(39,454)

          For the nine months ended March 31, 2015, net cash used in investing activities of $25.3 million was composed of (i) $2.3 million for the acquisition of the trademark and patents for ingredients used in certain skin care products, (ii) $4.0 million paid to a minority investor who put their interest in Elizabeth Arden Salon Holdings, LLC to us, and (iii) $19.1 million of capital expenditures principally for computer hardware and software related to implementation of the last phase of our Oracle global enterprise system and for in-store counters and displays. In addition, net cash used in investing activities includes $55,000 of cash received in connection with the formation of a joint venture in the United Arab Emirates and the requirement to consolidate its financial statements. For the nine months ended March 31, 2014, net cash used in investing activities of $28.2 million was composed of (i) $37.0 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that is developing a beauty device, and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. The decrease in capital expenditures for the nine months ended March 31, 2015, is primarily due to expenditures in the prior year period for (i) in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) leasehold improvements associated with the opening of the Elizabeth Arden Red Door Spa at our New York office location, and (iii) computer hardware and software related to the implementation of the last phase our Oracle global enterprise system.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the nine months ended March 31, 2015 and 2014:

(Amounts in thousands)	Nine Months Ended

	March 31, 2015	March 31, 2014

Payments on short-term debt	$(16,418)	$(25,087)
Proceeds from the issuance of preferred stock and convertible warrants, net of issuance costs	43,993	--
Proceeds from long-term debt	--	106,750
Proceeds from the exercise of stock options	--	1,968
Financing fees paid	(1,959)	(2,200)
Preferred stock dividend	(487)	--
Repurchase of common stock	--	(5,393)
Payments to noncontrolling interests	--	(4,979)
Payments of contingent consideration related to acquisition	--	(4,914)
All other financing activities	(88)	1,037

Net cash provided by financing activities	$25,041	$67,182

          For the nine months ended March 31, 2015, net cash provided by financing activities was $25.0 million, as compared to $67.2 million for the nine months ended March 31, 2014. Net cash provided by financing activities for the nine months ended March 31, 2015, includes $44.0 million received in connection with the issuance of our preferred stock and convertible warrants, net of payments of approximately $6.0 million in issuance costs incurred as part of the transaction and $0.5 million in preferred stock dividends paid. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          During the nine months ended March 31, 2015, borrowings under our credit facility decreased by $14.0 million from a balance of $78.0 million at June 30, 2014. During the nine months ended March 31, 2015, we also paid the outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc, representing a decrease of $2.4 million from the June 30, 2014 balance. For the nine months ended March 31, 2015, net cash provided by financing activities includes financing fees paid of approximately $2.0 million related to the December 2014 amendment of our credit facility. See Note 9 to the Notes to Unaudited Consolidated Financial Statements for further information on the amendment to our credit facility. During the nine months ended March 31, 2014, borrowings under our credit facility decreased by $25.3 million from a balance of $88.0 million at June 30, 2013, and $2.2 million of short term debt was repaid by US Cosmeceutechs, LLC following our investment. Additionally, for the nine months ended March 31, 2014, short-term debt included $2.4 million in outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc.

          For the nine months ended March 31, 2014, net cash provided by financing activities includes proceeds from long term debt of $106.8 million. In January 2014, we consummated the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of an additional $100 million aggregate principal amount of 7 3/8% senior notes. The additional 7 3/8% senior notes were sold at 106.75% of their principal amount, and the premium received is being amortized over the remaining life of the 7 3/8% senior notes. We incurred approximately $2.2 million of debt financing costs in connection with the offering. See Note 10 to the Notes to Unaudited Consolidated Financial Statements.

          In addition, during the prior year period, (i) repurchases of common stock totaled $5.4 million, (ii) payments of contingent consideration related to the 2012 acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $4.9 million, (iii) payments related to the noncontrolling interests in US Cosmeceutechs, LLC totaled $5.0 million, and (iv) proceeds from the exercise of stock options were $2.0 million.

          Interest paid during the nine months ended March 31, 2015, included $25.8 million of interest payments on the 7 3/8% senior notes due 2021 and $3.0 million of interest paid on the borrowings under our credit facility. Interest paid during the nine months ended March 31, 2014, included $19.4 million of interest payments on the 7 3/8% senior notes due 2021, $2.8 million of interest paid on the borrowings under our credit facility and $0.1 million of interest paid on our second lien term facility. The higher interest payments on our 7 3/8% senior notes in the current year was due to the issuance in January 2014 of an additional $100 million aggregate principal amount of such senior notes.

          At March 31, 2015, we had approximately $91.8 million of cash, of which approximately $88 million was held outside of the United States, with approximately $47 million in Switzerland, and the remaining balance primarily in China, the UK, Brazil, South Africa and Spain. The cash held outside the U.S. was needed to meet local working capital requirements and therefore considered permanently reinvested outside the U.S.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the credit facility, or (b) our borrowing availability under the credit facility, plus domestic cash and cash equivalents, is less than $20 million at any time. Our average borrowing base capacity and borrowing availability for the quarter ended March 31, 2015, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2015. We were in compliance with all applicable covenants under the credit facility for the quarter ended March 31, 2015.

          Under the terms of the credit facility, we may pay dividends or repurchase common stock if (a) we maintain a debt service coverage ratio of not less than 1.1 to 1.0 and maintain borrowing base capacity plus domestic cash and cash equivalents, in each case after giving effect to the applicable payment, of (i) at least $30 million from February 1 to August 31, and (ii) at least $35 million from September 1 to January 31, or (b) maintain borrowing base capacity plus domestic cash and cash equivalents of (i) at least $40 million from February 1 to August 31, and (ii) at least $45 million from September 1 to January 31. The credit facility restricts us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an "Applicable Margin" that is determined by reference to a debt service pricing ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.50% to 2.50%, and ranges from 0% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee of 0.375% per annum based on the quarterly average utilization. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility and second lien facility are not impacted by credit rating agency actions.

          At March 31, 2015, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for prime rate loans. For the nine months ended March 31, 2015 and 2014, the weighted average annual interest rate on borrowings under the credit facility was 2.7% and 2.0%, respectively.

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

          At March 31, 2015, we had $64.0 million in borrowings and $3.1 million in letters of credit outstanding under the credit facility and no borrowings under our second lien facility. At March 31, 2015, based on eligible accounts receivable and inventory available as collateral, an additional $82.1 million in the aggregate could be borrowed under our credit facility and our second lien facility. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At March 31, 2015, we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

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

          Dividends on the preferred stock are due on January 1, April 1, July 1 and October 1 of each year. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of common stock for which the outstanding warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. Pursuant to a shareholders' agreement entered into concurrently with the securities purchase agreement, each quarter we will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under our indenture for the 7 3/8% senior notes, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the board, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on our common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. Accrued dividends payable as of March 31, 2015, were approximately $1,061,300. Dividend arrearage as of March 31, 2015, was approximately $446,100. In April 2015, we paid 50%, or approximately $287,000 of the dividend declared in January 2015. After giving effect to the January 2015 dividend payment, dividend arrearage was approximately $774,300. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

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

          As noted above, our credit facility has only one financial covenant, a debt service coverage ratio that applies only if we do not have the requisite average borrowing base capacity and borrowing availability as set forth under the credit facility. Based upon our internal projections, we do not anticipate that our borrowing base capacity or borrowing availability will fall below the applicable thresholds during the next twelve months. A deterioration in the economic and retail environment or continued challenges in our operating performance, however, could cause us to default under our credit facility if we do not have the requisite average borrowing base capacity or borrowing availability and also fail to meet the financial maintenance covenant set forth in the credit facility. In such an event, we would not be allowed to borrow under the credit facility or second lien facility and may not have access to the capital necessary for our business. In addition, a default under our credit facility or second lien facility that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under either borrowing facility, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

          For the nine months ended March 31, 2015, there were no share repurchases under the common stock repurchase program. As of March 31, 2015, we had repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2015, we had $64.0 million in borrowings and $3.1 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the nine months ended March 31, 2015, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the nine months ended March 31, 2015 would have increased or decreased by approximately $1.5 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          As of March 31, 2015, we had notional amounts of 3.0 million British pounds and 3.7 million Euros under open foreign currency contracts that expire between April 30, 2015 and May 31, 2015 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of March 31, 2015, we had notional amounts under foreign currency contracts of (i) 1.3 million Canadian dollars and 2.2 million Australian dollars used to hedge forecasted cost of sales that expire between April 30, 2015 and May 31, 2015, and (ii) 17.4 million Swiss francs to hedge forecasted operating costs that expire between April 30, 2015 and May 31, 2016. We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized gain, net of taxes, recognized during the three and nine months ended March 31, 2015, from settled contracts was approximately $1.1 million and $1.6 million, respectively. At March 31, 2015, the unrealized gain, net of taxes, associated with these open contracts of approximately $1.9 million is included in accumulated other comprehensive (loss) income in our consolidated balance sheet. See Notes 2 and 14 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of March 31, 2015, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three and nine months ended March 31, 2015, from the settlement of these contracts was $1.1 million and $3.1 million, respectively.

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

10.7

Increased Commitment Supplement, dated as of January 8, 2015, among Elizabeth Arden, Inc., as Borrower, Goldman Sachs Bank USA as New Bank and JPMorgan Chase Bank, N.A. as Administrative Agent, in respect of the Third Amended and Restated Credit Agreement dated as of January 21, 2011, as amended (incorporated by reference to Exhibit 10.7 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2014 (Commission File No. 1-6370)).

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

10.26 +

Form of Stock Option Grant for stock option awards under the Company's 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.26 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2014 (Commission File No. 1-6370)).

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
**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of March 31, 2015 and June 30, 2014, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2015, and 2014, respectively, (iii) unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended March 31, 2015, and 2014, respectively, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2015, and 2014, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: May 7, 2015	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer

Date: May 7, 2015	/s/ Rod R. Little

Rod R. Little
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document