Form 10-K
period 2015-06-30
ELIZABETH ARDEN INC
filed 2015-08-10
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $472 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $21.39 per share on December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of August 5, 2015, the registrant had 29,811,655 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the Registrant’s fiscal year ended June 30, 2015, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

ELIZABETH ARDEN, INC.

PART I

ITEM 1.	BUSINESS

General

Elizabeth Arden, Inc. is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand

* The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, Eight Hour Cream, Superstart and Elizabeth Arden Pro

* Elizabeth Arden branded lipstick, foundation and other color cosmetics products

* Elizabeth Arden fragrances: Red Door, 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Designer Fragrances	Juicy Couture, John Varvatos, and Wildfox Couture

Heritage Fragrances	Curve, Elizabeth Taylor, Britney Spears, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky, PS Fine Cologne, White Shoulders, BCBGMAXAZRIA, Rocawear and Jennifer Aniston

Celebrity Fragrances	The fragrance brands of Justin Bieber, Mariah Carey, Nicki Minaj and Taylor Swift

In addition to our owned and licensed fragrance brands, we distribute approximately 280 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

We sell our prestige beauty products to retailers and other outlets in the United States and internationally, including;

•	U.S. prestige retailers and specialty stores such as Macy’s, Dillard’s, Ulta, Belk, Sephora, Bloomingdales and Nordstrom;

•	U.S. mass retailers, including mid-tier and chain drug retailers, such as Wal-Mart, Target, Kohl’s, Walgreens, CVS, and TJ Maxx and Marshalls; and

•

International retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas and various travel retail outlets such as Nuance, Heinemann and World Duty Free.

In the United States, we sell our Elizabeth Arden skin care and cosmetics products primarily in prestige retailers, and our fragrances in prestige and mass retailers. We also sell our Elizabeth Arden fragrances, skin care and cosmetics products and other fragrance lines in approximately 120 countries worldwide primarily through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. We also sell our Elizabeth Arden products and certain other prestige fragrances directly to consumers through our Elizabeth Arden branded retail outlet stores and our website.

At June 30, 2015, our operations were organized into the following two operating segments, which also comprise our reportable segments:

•

North America - Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct-to-consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and our e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas, which are owned and operated by a third-party licensee in which we have a minority investment.

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

Our net sales to customers in the United States and in foreign countries (in U.S. dollars) and net sales as a percentage of consolidated net sales for the years ended June 30, 2015, 2014 and 2013, are listed in the following chart:

	Year Ended June 30,
	2015		2014		2013
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$556.4	57%	$662.5	57%	$787.3	59%
Foreign	414.7	43%	501.8	43%	557.2	41%

Total	$971.1	100%	$1,164.3	100%	$1,344.5	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2015, 2014 and 2013, are listed in the following chart:

	Year Ended June 30,
(Amounts in millions)	2015	2014	2013
United Kingdom	$58.6	$66.2	$74.3
Canada	37.0	44.8	55.2
Australia	35.1	34.4	44.6
South Africa	22.1	21.6	24.0
Spain	21.5	24.2	20.9
China	20.6	33.4	18.6

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

Information relating to corporate governance at Elizabeth Arden, Inc., including our Corporate Governance Guidelines and Principles, Code of Ethics for Directors and Executive and Finance Officers, Code of Business Conduct and charters for our Lead Independent Director, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, is available on our website under the section “Corporate-Investor Relations—Corporate Governance.” We will provide the foregoing information without charge upon written request to Secretary, Elizabeth Arden, Inc., 2400 S.W. 145th Avenue, Miramar, FL 33027.

Business Strategy

Our business strategy remains focused on two important initiatives — the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in both the North America and international markets. For fiscal 2016, we will continue to focus on these initiatives and target our resources and efforts on those markets, channels and brands that we believe afford us the best opportunity for profitable growth. More specifically, our primary goal for fiscal 2016 is to improve our business and financial performance by (i) improving our go-to-market capability and execution by enhancing our distribution quality and continuing to explore opportunities for distribution partnerships in certain markets, (ii) growing margins by simplifying and streamlining our organization to optimize costs and reduce complexity, and (iii) developing a more robust innovation pipeline.

Our top priority is to drive growth of the Elizabeth Arden brand, particularly in North America and in our key international markets, and we have taken several important steps towards that end. In July 2015, we announced the hiring of a president of the Elizabeth Arden brand to better focus resources on a global basis to help deliver sustainable and profitable brand growth. In fiscal 2015, we also developed and launched a new communication platform and marketing campaign intended to better convey the Elizabeth Arden brand’s relevance to new and existing customers, and we took steps to enhance our digital and social media marketing capabilities through the addition of experienced personnel and increased investment.

We also expect to launch a higher level of new product innovation for the Elizabeth Arden brand in fiscal 2016 as well, including new skin care technologies. In fiscal 2016, we plan to launch several new products across the Elizabeth Arden skin care, color and fragrance categories including Superstart Skin Renewal Booster, Ceramide Youth Restoring Essence, Eight Hour Cream All-Over Miracle Oil, Prevage Anti-aging Foundation Broad Spectrum Sunscreen SPF 30, the Golden Opulence Fall Color Story and new Elizabeth Arden Green Tea and Elizabeth Arden 5th Avenue fragrances.

In fiscal 2015, we also began to reorganize our fragrance selling and marketing organizations to better develop and commercialize our prestige fragrance portfolio globally. In fiscal 2016, we plan to launch several new fragrances under our existing licenses, including a limited edition Juicy Couture fragrance named, Viva La Juicy Rosé, John Varvatos Dark Rebel, Pink Print Nicki Minaj, Maui fantasy Britney Spears, and Wildfox, the debut fragrance under our license agreement with Wildfox Couture.

We also have taken several steps to improve our international go-to-market capability and improve distribution quality. For example, in China, we finalized changes in our distribution strategy, including in the e-commerce channel. In the Middle East, we entered into a joint venture in the United Arab Emirates with an unrelated third party that will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in Middle Eastern and certain other countries, which should allow us to cost-effectively leverage an established commercial infrastructure with strong retail market share and expertise to help the Elizabeth Arden brand and our prestige fragrance portfolio grow in that region. In July 2015, we also entered into a similar joint venture with an unrelated third party that will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in certain markets within Southeast Asia. This joint venture is currently expected to commence operations in September 2015.

As discussed further below, we also continue to focus on simplifying our organization, processes and overhead structure to reduce complexity and identify cost savings opportunities that can improve the performance of our business.

2014 Performance Improvement Plan and 2016 Business Transformation Program

During fiscal 2014, we began a comprehensive review of our entire business model and cost structure to identify initiatives to reduce the size and complexity of our overhead structure and to exit low-return businesses, customers and brands, in order to improve gross margins and profitability in the long term. As a result of this review, we implemented several restructuring and cost savings initiatives at the end of fiscal 2014 and during fiscal 2015 that we refer to as the “2014 Performance Improvement Plan.” As we have noted in prior filings, the 2014 Performance Improvement Plan was only part of our ongoing broad restructuring and cost savings program under which we were targeting annualized cost savings in the range of $40 million to $50 million.

Under the 2014 Performance Plan, during fiscal 2015 we completed the closure of our Puerto Rico affiliate; we exited a large, unprofitable customer in Canada; we improved our distribution quality; we made changes to our distribution strategy in China and other markets; we entered into a joint venture for the distribution of our products in the Middle East; we discontinued certain unprofitable products, eliminating complexity in our supply chain; and we significantly reduced our global headcount. During the fourth quarter of fiscal 2015, we also reviewed our portfolio of fragrance brands in light of the recent sales performance and forecasts of certain brands, as well as industry trends, in order to identify strategies to simplify, and optimize the performance of, our fragrance brand portfolio, which resulted in (i) adopting changes in our go-to-market strategy for certain fragrance brands, and (ii) reducing the number of stock-keeping units of certain brands.

As a result of the above, during the fiscal year ended June 30, 2015, we recorded $94.6 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. Since inception, we have incurred a total of approximately $150.5 million under the 2014 Performance Improvement Plan. We currently anticipate that the actions taken to date under the 2014 Performance Improvement Plan will result in annualized savings of approximately $27 million. At this time, we do not expect to incur any additional charges in fiscal 2016 in connection with the 2014 Performance Improvement Plan. For further discussion of the 2014 Performance Improvement Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 3 to the Notes to Consolidated Financial Statements.

As we continue to look for ways of improving our business and financial performance, and achieving our targeted goal of $40 to $50 million in annualized savings, during the fourth quarter of fiscal 2015, we identified certain additional restructuring and cost savings initiatives that we expect to implement during fiscal 2016. We collectively refer to these initiatives as our “2016 Business Transformation Program.” The 2016 Business Transformation Program is intended to further align our organizational structure and distribution arrangements with the current needs and demands of our business in order to improve our go-to-market capability and execution and to streamline our organization. Under the 2016 Business Transformation Program, we expect to incur approximately $23 million to $28 million in pre-tax charges, primarily during fiscal 2016. We have already recorded approximately $2.4 million of these pre-tax charges during the fourth quarter of fiscal 2015. For further discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 3 to the Notes to Consolidated Financial Statements.

We currently expect that the actions and initiatives identified and executed, or to be executed, under the 2014 Performance Improvement Plan and the 2016 Business Transformation Program will result in approximately $47 million to $50 million of annualized savings, achieving the top end of our targeted range of annualized savings. Entering fiscal 2016, we intend to continue to work towards identifying ways to further simplify our go-to-market capabilities, including looking at alternative, more profitable commercial structures. These efforts may result in additional decisions that may impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

Investment by Rhône Capital L.L.C. Affiliates

On August 19, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holding L.P. (referred to here as Purchasers), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the securities purchase agreement, for aggregate cash consideration of $50 million, we issued to the Purchasers an aggregate of 50,000 shares of our newly designated Series A Serial Preferred Stock, par value $0.01 per share, with detachable warrants to purchase up to 2,452,267 shares of our common stock at an exercise price of $20.39 per share. See Note 12 to the Notes to Consolidated Financial Statements.

Products

Our net sales of products and net sales of products as a percentage of consolidated net sales for the years ended June 30, 2015, 2014 and 2013, are listed in the following chart:

	Year Ended June 30,
	2015		2014		2013
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$736.8	76%	$901.6	77%	$1,052.9	78%
Skin Care	183.2	19%	203.8	18%	226.0	17%
Cosmetics	51.1	5%	58.9	5%	65.6	5%

Total	$971.1	100%	$1,164.3	100%	$1,344.5	100%

Fragrance. We offer a wide variety of fragrance products for both men and women, including perfume, colognes, eau de toilettes, eau de parfums, and gift sets. Our fragrances are classified into the Elizabeth Arden branded fragrances, designer branded fragrances, heritage fragrances and celebrity branded fragrances. Each fragrance is sold in a variety of sizes and packaging assortments. In addition, we sell bath and body products that are based on the particular fragrance to complement the fragrance lines, such as soaps, deodorants, body lotions, gels, creams, body and hair mists, and dusting powders. We sell fragrance products worldwide, primarily to prestige retailers, mass retailers, perfumeries, boutiques, distributors and travel retail outlets. We tailor the size and packaging of the fragrance to suit the particular target customer.

Skin Care. Our skin care lines are sold under the Elizabeth Arden name and include products such as serums, moisturizers, and cleansers. Our core Elizabeth Arden branded products include the Visible Difference, Ceramide, Prevage, Superstart and Eight Hour Cream lines. In connection with our Elizabeth Arden brand repositioning, we streamlined our portfolio and updated the look of the products. The Visible Difference brand is a line of essential skincare items that serve as an entry price point to Elizabeth Arden skin care products. Our Ceramide skin care line now targets women who are 30 and over. Prevage is our premium cosmeceutical skin care line that targets skin aging caused by environmental exposure. Our iconic Eight Hour Cream franchise continues to have a loyal following particularly in international markets. We also have a salon/spa line, Elizabeth Arden Pro, that is offered by professional estheticians. We sell skin care products worldwide, primarily in department and specialty stores, perfumeries and travel retail outlets.

Cosmetics. We offer a variety of cosmetics under the Elizabeth Arden name, including foundations, lipsticks, mascaras, eye shadows and powders. We offer these products in a wide array of shades and colors. The largest component of our cosmetics business is foundations, which we develop and market in conjunction with our skin care products. We sell our cosmetics internationally and in the United States, primarily in department and specialty stores, perfumeries and travel retail outlets.

Trademarks, Licenses, Patents and Other Intellectual Properties

We own or have rights to use the trademarks and other intellectual properties necessary for the manufacturing, marketing, distribution and sale of numerous fragrance, cosmetic and skin care brands, including Elizabeth Arden’s Red Door and 5th Avenue fragrances, Visible Difference, and Prevage among others. These trademarks are registered or have pending applications in the United States and in certain of the countries in which we sell these product lines. We consider the protection of our trademarks to be important to our business.

We are the exclusive worldwide trademark licensee for a number of fragrance brands including:

•	the Juicy Couture fragrances Juicy Couture, Viva la Juicy, Couture La La and I am Juicy Couture;

•

the Britney Spears fragrances fantasy Britney Spears, midnight fantasy Britney Spears, Britney Spears believe, radiance Britney Spears, cosmic radiance Britney Spears and fantasy Britney Spears Intimate Edition;

•	the Elizabeth Taylor fragrances White Diamonds, Elizabeth Taylor’s Passion, Violet Eyes Elizabeth Taylor, and White Diamonds Lustre;

•	the Mariah Carey fragrances M by Mariah Carey, Forever Mariah Carey, Lollipop Bling, Lollipop Splash and Mariah Carey Dreams;

•	the Lucky fragrances;

•	the Giorgio fragrances Giorgio Beverly Hills and Giorgio Red;

•	the Taylor Swift fragrances Wonderstruck, Wonderstruck Enchanted, Taylor by Taylor Swift and Taylor Swift Incredible Things;

•	the Justin Bieber fragrances Someday, Justin Bieber’s Girlfriend, Justin Bieber The Key and Justin Bieber Collector’s Edition;

•	the Nicki Minaj fragrances Pink Friday Nicki Minaj, Minajesty, Onika Nicki Minaj and Pink Print Nicki Minaj;

•	the Ed Hardy fragrances Ed Hardy, Ed Hardy Hearts & Daggers, Ed Hardy Love & Luck and Ed Hardy Skull & Roses;

•	the John Varvatos fragrances John Varvatos, John Varvatos Vintage, John Varvatos Classic, John Varvatos Artisan, John Varvatos Star USA and John Varvatos Dark Rebel; and

•	the heritage fragrance brands of Alfred Sung, BCBGMAXAZRIA, Halston, Geoffrey Beene and the designer fragrance brand Wildfox Couture.

The Elizabeth Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The Britney Spears license was renewed during fiscal 2015 for another five-year term through 2019. The license agreement with Liz Claiborne Inc. and its affiliates relating to the Liz Claiborne, Lucky and Juicy Couture fragrances expires in December 2017 and is renewable by us for two additional five-year terms, provided specified conditions, including certain sales targets, are met. With the exception of the Justin Bieber license that expires in 2015, our other license agreements have terms with expirations ranging from 2016 to 2031, and, typically, have renewal terms dependent on sales targets being achieved. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements.

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

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including prestige retailers such as Macy’s, Dillard’s, Saks, Belk, Bloomingdale’s and Nordstrom; specialty stores such as Ulta and Sephora; and mass retailers such as Wal-Mart, Target, Kohl’s, Walgreens, CVS, and Marshalls and TJ Maxx; and to international retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Loblaws, Myer and Douglas, and various travel retail outlets such as Nuance, Heinemann and World Duty Free. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in North America primarily in department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 120 other countries worldwide primarily through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. We also sell our Elizabeth Arden products and certain other prestige fragrances directly to consumers through our Elizabeth Arden branded retail outlet stores and our website. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through joint ventures, local distributors or sales representatives under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

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

Our ten largest customers accounted for approximately 40% of net sales for the year ended June 30, 2015. The only customer that accounted for more than 10% of our net sales during that period was Wal-Mart (including Sam’s Club), which accounted for approximately 12% of our consolidated net sales and approximately 20% of our North America segment net sales. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Marketing

Our marketing approach is focused on generating strong retailer and consumer demand across our key brands. We emphasize a competitive marketing mix for each brand and ensure that our brand positioning is carried through all consumer touch points. We employ traditional consumer reach vehicles, such as television and magazine print advertising, and are increasingly leveraging new media, such as social networking and mobile and digital applications, so that we are able to engage with our consumers through their preferred technologies. We have developed and launched a new communication platform and marketing campaign intended to better convey the Elizabeth Arden brand’s relevance to new and existing customers, and have also taken steps to enhance our digital and social media marketing capabilities through the addition of experienced personnel and increased investment. As part of the Elizabeth Arden brand repositioning, our communications have been designed to reflect a consistent, equity-building, modern point of view to drive new relevance among consumers.

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

The structure of our marketing function is intended to meet the changing needs of the global beauty marketplace. We maintain a global marketing group in New York, which is accountable for strategic planning and the development needs of most of our brands in order to build and maintain brand equity. We also maintain regional marketing teams responsible for executing and customizing marketing strategies to the needs of the many local markets around the world in which we sell our products. We believe this organizational structure supports our growth strategies and is consistent with best practices in the industry. We also work with the Red Door Spa organization to co-leverage its unique association with the Elizabeth Arden brand.

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

During fiscal 2015, we introduced several new products across the Elizabeth Arden skin care, color and fragrance categories including Prevage Neck and Décolleté Firm and Repair Cream, Flawless Future Powered by Ceramide, Flawless Finish Perfectly Satin 24 HR Makeup Broad Spectrum Sunscreen SPF15, new Elizabeth Arden Green Tea and UNTOLD fragrances, and an extension to our iconic Red Door fragrance, a limited edition fragrance named Always Red. In addition, we introduced a salon/spa line, Elizabeth Arden Pro, which is offered by professional estheticians. We also debuted new products for certain fragrance brands including a new Britney Spears fantasy fragrance, Britney Spears Intimate Edition and a new Juicy Couture fragrance, I am Juicy Couture. For certain of our celebrity and heritage brands, we also introduced body mists for women and body sprays for men, primarily in mass retailers. In fiscal 2016, we plan to launch several new products across the Elizabeth Arden skin care, color and fragrance categories including Superstart Skin Renewal Booster, Ceramide Youth Restoring Essence, Eight Hour Cream All-Over Miracle Oil, Prevage Anti-aging Foundation Broad Spectrum Sunscreen SPF 30, the Golden Opulence Fall Color Story and new Elizabeth Arden Green Tea and 5th Avenue fragrances. We also plan to launch several new fragrances under our existing licenses including a limited edition Juicy Couture fragrance, Viva La Juicy Rosé, John Varvatos Dark Rebel, Pink Print Nicki Minaj, Maui fantasy Britney Spears, and Wildfox, the debut fragrance under our license agreement with Wildfox Couture.

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2015, approximately 62% of our net sales were made during the first half of our fiscal year. Due to product innovations and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Manufacturing, Supply Chain and Logistics

We use third-party suppliers and contract manufacturers in the United States and Europe to obtain substantially all of our raw materials, components and packaging products and to manufacture substantially all of our finished products for our owned and licensed brands. We use third parties in the United States to manufacture our fragrance, skin and cosmetic products. Cosmetic Essence LLC (CEI), an unrelated third party, is our primary manufacturer in the United States through plants located in New Jersey and Roanoke, Virginia. Additionally, third parties in Europe also manufacture certain of our fragrance and cosmetic products.

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

As is customary in our industry, historically we have not had long-term or exclusive agreements with contract manufacturers of our owned and licensed brands, with component manufacturers, raw material fragrance oil or blend suppliers, or suppliers of our distributed brands, and have generally made purchases through purchase orders. We do, however, enter into supply agreements for finished goods with the most significant “turnkey” manufacturers of our owned and licensed brands. We believe that we have good relationships with manufacturers of our owned and licensed brands and other suppliers and that there are alternative sources should one or more of these manufacturers or suppliers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Sales of fragrance brands that we distribute on a non-exclusive basis accounted for approximately 13% of our net sales for fiscal 2015. The loss of, or a significant adverse change in our relationship with, any of our key manufacturers for our owned and licensed brands, such as CEI, or suppliers of components, fragrance oil or blends or our distributed fragrance brands, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory, and we also lease approximately 482,000 square feet in a warehouse facility in Salem, Virginia, that we primarily use as a return center and to house promotional inventory. Our fulfillment operations for Europe are conducted under a logistics services agreement with ID Logistics, an unrelated third party, at ID Logistics’ facility in Beville, France. The ID Logistics agreement expires in June 2016. While we insure our inventory and the Roanoke facility, the loss of any of these facilities or the inventory stored in those facilities, would require us to find replacement facilities or inventory and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Management Information Systems

Our primary information technology systems discussed below provide a complete portfolio of business systems, business intelligence systems, and information technology infrastructure services to support our global operations:

•

Logistics and supply chain systems, including purchasing, materials management, specifications management, manufacturing, inventory management, order management, customer service, pricing, demand planning, warehouse management and shipping;

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

•

Information technology infrastructure services to enable integration of our global business operations through Wide Area Networks (WAN), personal computing technologies, electronic mail, and service agreements providing outsourced computing operations.

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

During fiscal 2015, we completed the last phase of implementation of our Oracle global enterprise system, which included an upgrade to certain of our information systems relating to our global supply chain and logistics functions. This project is expected to create efficiencies in our global logistics and supply chain operations.

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

We believe that we compete primarily on the basis of brand recognition, quality, product efficacy, price, and our emphasis on providing value-added customer services. There are products that are better-known and more popular than the products manufactured or supplied by us. Many of our competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than we do, as well as greater name recognition and the ability to develop and market products similar to, and competitive with, those manufactured by us.

Employees

As of August 6, 2015, we had approximately 2,000 full-time employees and approximately 550 part-time employees in the United States and 19 foreign countries. None of our employees in the United States are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of August 10, 2015, and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	56	Chairman, President and Chief Executive Officer
Rod R. Little	46	Executive Vice President and Chief Financial Officer
Joel B. Ronkin	47	President, Global Fragrances
Pierre Pirard	47	Executive Vice President - Product Innovation and Global Supply Chain
Oscar E. Marina	56	Executive Vice President, General Counsel and Secretary
Eric Lauzat	63	President, International
JuE Wong	52	President, Elizabeth Arden Brand

Each of our executive officers holds office for such term as may be determined by our board of directors subject to earlier retirement, removal or resignation. Set forth below is a brief description of the business experience of each of our executive officers.

E. Scott Beattie has served as Chairman of our Board of Directors since April 2000, as our Chief Executive Officer since March 1998, and as one of our directors since January 1995. Mr. Beattie also has served as our President since August 2006, a position he also held from April 1997 to March 2003. In addition, Mr. Beattie served as our Chief Operating Officer from April 1997 to March 1998, and as Vice Chairman of the Board of Directors from November 1995 to April 1997. Mr. Beattie is a member of the executive committee of the board of directors of the Personal Care Products Council, the U.S. trade association for the global cosmetic and personal care products industry, a member of the advisory board of the Ivey School of Business, and board treasurer, a member of the executive committee, and chairperson of the audit and finance committee of the board of directors of PENCIL, a not-for-profit organization that benefits New York City public schools.

Rod R. Little has served as our Executive Vice President and Chief Financial Officer since April 2014. Prior to joining us, Mr. Little spent 17 years with Procter & Gamble where he held numerous positions of increasing responsibility in Procter & Gamble’s divisional and corporate finance organization, ultimately serving as the chief finance officer of their global salon professional division from 2009 until 2014. Mr. Little served for five years in the United States Air Force prior to joining Procter & Gamble in 1997.

Joel B. Ronkin has been our President, Global Fragrances since July 2015. Previously, he served as our Executive Vice President, General Manager - North America from July 2010 to June 2015, as our Executive Vice President, General Manager - North America Fragrances from July 2006 to July 2010, as our Executive Vice President and Chief Administrative Officer from April 2004 to June 2006, as our Senior Vice President and Chief Administrative Officer from February 2001 through March 2004, and as our Vice President, Associate General Counsel and Assistant Secretary from March 1999 through January 2001. From June 1997 through March 1999, Mr. Ronkin served as the Vice President, Secretary and General Counsel of National Auto Finance Company, Inc., an automobile finance company. From May 1992 to June 1997, Mr. Ronkin was an attorney with the law firm of Steel Hector & Davis L.L.P. in Miami, Florida.

Pierre Pirard has served as our Executive Vice President, Product Innovation and Global Supply Chain since February 2010. From November 2007 until February 2010, he served as our Senior Vice President, Global Supply Chain. Prior to joining us, Mr. Pirard spent 15 years at Johnson & Johnson where he held numerous positions, including serving as Regional Director, External Manufacturing North America - Consumer Sector, from 2005 until 2007; as Regional Director - Supply Chain Planning North America - Consumer Sector from 2001 to 2005; and in various positions in the finance, project management, supply chain and logistics groups for Johnson & Johnson Canada from 1992 to 2000.

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

Eric Lauzat has been our President, International since July 2015. Previously, he served as our Executive Vice President, General Manager - International from October 2013 to June 2015. Prior to joining us, Mr. Lauzat was with the L’Oréal Group for over 30 years where he held numerous international commercial positions, including as head of Latin America, Middle East and Africa for L’Oréal Luxe from 2008 until 2012, and as president of Lancôme USA from 2005 until 2008.

JuE Wong joined us as President, Elizabeth Arden Brand on August 3, 2015. Prior to joining us, Ms. Wong served as Chief Executive Officer of StriVectin Operating Company since July 2012. From August 2009 to May 2012, Ms. Wong served as Chief Executive Officer of Astral Health and Beauty, and from January 2008 to August 2009, Ms. Wong served as Executive Vice President-Global Sales and Business Development at Zo Skin Health by Dr. Obagi. Prior to January 2008, Ms. Wong held senior business development positions at N.V. Perricone MD. Ltd. and Murad Inc.

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

•

inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space committed to fragrances, skin care products, and cosmetics and retailer practices used to control inventory shrinkage.

We do not have contracts with customers or with suppliers of our distributed brands, so if we cannot maintain and develop relationships with such customers and suppliers our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 40% of our net sales in the year ended June 30, 2015. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2015 was Wal-Mart (including Sam’s Club), who accounted for approximately 12% of our consolidated net sales and approximately 20% of our North America segment net sales. In addition, our suppliers of distributed brands, which represented approximately 14% of our net sales for fiscal 2015, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to reduce or eliminate the volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, including reduced sales to key customers, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We depend on various brand licenses for a significant portion of our sales, and the loss of one or more licenses or agreements could have a material adverse effect on us.

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

The failure to realize the anticipated benefits of our 2014 Performance Improvement Plan, 2016 Business Transformation Program, or other restructuring or cost saving initiatives could have a material adverse effect on us.

During fiscal 2015, we undertook broad restructuring and cost savings programs that are intended to reduce the size and cost of our overhead structure and exit low-return businesses, customers and brands to improve gross margins and profitability in the long term. The 2014 Performance Improvement Plan included the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, headcount reductions, and the closing of our affiliate in Puerto Rico. The 2016 Business Transformation Program is intended to further align our organizational structure and distribution arrangements with the current needs and demands of our business in order to improve our go-to-market capability and execution and to streamline our organization. Although we believe that the 2014 Performance Improvement Plan and 2016 Business Transformation Program will result in annual cost savings of approximately $47 million to $50 million, and thus facilitate long-term growth in profitability, we may not realize, in full or in part, the anticipated benefits of these initiatives. The failure to realize such anticipated benefits, which could result from our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and other factors described herein, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our level of debt and debt service obligations and our obligations with respect to our redeemable preferred stock, the restrictive covenants in our revolving credit facility and our indenture for our 7 3/8% senior notes, and the terms of our outstanding redeemable preferred stock, may reduce our operating and financial flexibility and could adversely affect our business and growth prospects.

At June 30, 2015, we had total debt of approximately $364 million which includes (i) $350 million in aggregate principal amount outstanding of our 7 3/8% senior notes, (ii) approximately $6 million in unamortized premium on our 7 3/8% senior notes, and (iii) $8 million outstanding under our revolving bank credit facility. We also have a second lien credit facility that allows us to borrow up to $30 million on a revolving basis, and $50 million of issued and outstanding redeemable preferred stock. There were no amounts outstanding under the second lien credit facility at June 30, 2015. The 7 3/8% senior notes, the revolving bank credit facility, the second lien facility, and the terms and conditions associated with our redeemable preferred stock (and the shareholders agreement related thereto) have requirements that may limit our operating and financial flexibility. Our indebtedness and obligations under our redeemable preferred stock could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

Specifically, our revolving credit facility, second lien facility, our indenture for our 7 3/8% senior notes and the terms and conditions associated with our redeemable preferred stock (and the shareholders agreement related thereto) limit or otherwise affect our ability to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create or permit certain liens, other than customary and ordinary liens;

•	sell assets other than in the ordinary course of our business;

•	invest in other entities or businesses; and

•	consolidate or merge with or into other companies or sell all or substantially all of our assets.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. Our revolving credit facility also requires us to maintain specified amounts of borrowing capacity and borrowing availability or maintain a debt service coverage ratio. Our ability to meet these conditions and our ability to service our debt and redeemable preferred stock obligations will depend upon our future operating performance, which can be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. If our actual results deviate significantly from our projections, we may not be able to service our debt or redeemable preferred stock or remain in compliance with the conditions contained in our revolving credit facility, and we would not be allowed to borrow under the revolving credit facility. If we were not able to borrow under our revolving credit facility, we would be required to develop an alternative source of liquidity. We cannot assure you that we could obtain replacement financing on favorable terms or at all.

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

We sell our products in approximately 120 countries around the world. During each of the years ended June 30, 2015 and 2014, we derived approximately 43% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

We rely on third-party manufacturers and component suppliers for substantially all of our owned and licensed products.

We do not own or operate any manufacturing facilities. We use third-party manufacturers and component suppliers to source and manufacture substantially all of our owned and licensed products. Over the past several years, we have reduced the number of third-party manufacturers and component and materials suppliers that we use, and have implemented a “turnkey” manufacturing process for substantially all of our products in which we now rely on our third-party manufacturers for certain supply chain functions that we previously handled ourselves, such as component and raw materials planning, purchasing and warehousing. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if we experience any supply chain disruptions caused by this “turnkey” manufacturing process or other supply chain projects, or if our manufacturers or raw material suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of the finished products or the raw materials or components used to make such products.

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

The manufacturing, distribution, formulation, packaging and advertising of our products and those we distribute for others are subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by state, federal and international governments and governmental authorities are increasing. Compliance with these regulations is difficult and expensive and may require reformulation, repackaging, relabeling or discontinuation of certain of our products. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operation, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to products or ingredients, packaging, product liability, trade rules and customs regulations, intellectual property, advertising, marketing, consumer laws, privacy laws, anti-corruption laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

Adverse U.S. or international economic conditions could negatively impact our business, prospects, results of operations, financial condition or cash flows.

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse U.S. or international economic conditions, such as the current economic environment in Europe, or periods of inflation or high energy prices can contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses risks to our business. A decrease in consumer spending and/or in retailer and consumer confidence and demand for our products could significantly negatively impact our net sales and profitability, including our operating margins and return on invested capital. Such economic conditions could cause some of our customers or suppliers to experience cash flow and/or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. Adverse economic conditions could also adversely affect our access to the capital necessary for our business and our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity and borrowing availability, as set forth in our credit facility. If adverse U.S. or international economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

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

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty industry is based on brand strength, pricing and assortment of products, in-store presence and visibility, innovation, perceived value, product availability and order fulfillment, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. The trend toward consolidation in the retail trade has also resulted in risks related to increased customer concentration, including becoming increasingly dependent on key retailers, including large-format retailers, who have increased their bargaining strength. We compete primarily with global prestige beauty companies and multinational consumer product companies, some of whom have greater resources than we have and brands with greater name recognition and consumer loyalty than our brands. In addition, the fragrances segment in the U.S. is being influenced by the high volume of new product introductions by diverse companies across several different distribution channels, including private label brands and lower cost brands that have increased pricing pressure. Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change, and on our ability to anticipate and respond in a timely and cost-effective manner to market trends through product innovations, product line extensions and marketing and promotional activities. As product life cycles shorten, we must continually work to develop, produce, and market new products and maintain and enhance the recognition of our brands. Net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. This issue is further compounded by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information and opinions are shared. Constant product innovation also can place a strain on our financial and personnel resources. We may incur expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which could negatively affect our results of operations. These competitive factors, as well as new product risks, could have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Our business strategy contemplates the continued growth of our portfolio of owned, licensed and distributed brands, including expanding our geographic presence to take advantage of opportunities in developed and emerging markets. Efforts to increase sales of the Elizabeth Arden brand and our prestige fragrance portfolio and expand our geographic market presence, such as our global repositioning of the Elizabeth Arden brand, depend upon a number of factors, including our ability to:

•	develop our brand portfolio through branding, innovation and execution;

•	identify and develop new and existing brands with the potential to become successful global brands;

•	innovate and develop new products that are appealing to the consumer;

•	acquire or license additional brands or secure additional distribution arrangements and obtain the required financing for these agreements and arrangements;

•	expand our geographic presence to take advantage of opportunities in developed and emerging markets;

•	continue to expand our distribution channels within existing geographies to increase market presence, brand recognition and sales;

•	expand our market presence through alternative distribution channels;

•	expand margins through sales growth, the development of higher margin products, and overhead and supply chain integration and efficiency initiatives;

•	effectively manage capital investments and working capital to improve the generation of cash flow; and

•	execute any acquisitions quickly and efficiently and integrate businesses successfully.

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

The success of our business depends, in part, on the demand for heritage, celebrity and designer fragrance products.

We have license agreements to manufacture, market and distribute a number of heritage, celebrity and designer fragrance products, including those of Juicy Couture, John Varvatos, Elizabeth Taylor, Britney Spears, Taylor Swift, Mariah Carey, Justin Bieber, Nicki Minaj, Ed Hardy, Lucky, Giorgio Beverly Hills, Halston, Geoffrey Beene and Wildfox Couture. In fiscal 2015, we derived approximately 47% of our net sales from heritage, celebrity and designer fragrance brands, and celebrity fragrances accounted for approximately 5% of our net sales. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity or designer and the celebrity’s or designer’s reputation. To the extent that the celebrity/designer fragrance category or a particular celebrity or designer ceases to be appealing to consumers or a celebrity’s or designer’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially. In addition, under certain circumstances, lower net sales may shorten the duration of the applicable license agreement.

Our success depends, in part, on our ability to successfully manage our inventory.

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

Acquisitions entail numerous integration risks and impose costs on us that could materially and adversely affect our business, prospects, results of operations, financial condition or cash flows, including:

•	difficulties in assimilating acquired operations, products or brands, including disruptions to our operations or the unavailability of key employees from acquired businesses;

•	diversion of management’s attention from the day-to-day management of our core business;

•	an inability to achieve net sales or earnings assumptions associated with such acquired businesses or brands;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering distribution channels, categories or markets in which we have limited or no prior experience;

•	incurrence or assumption of additional debt and liabilities, as well as the potential for increased claims and litigation; and

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets

Our failure to achieve intended benefits from any future acquisitions could have a material adverse effect on our results, business or financial condition.

Our business could be adversely affected if we are unable to successfully protect our intellectual property rights or if our licensors are unable to successfully protect their intellectual property rights.

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

Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of other parties.

Our commercial success depends at least in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of others. We cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage. For these and other reasons, third parties may allege that our products, services or activities infringe, misappropriate or otherwise violate their trademark, patent, copyright or other proprietary rights. Defending against allegations and litigation could be expensive, take significant time, divert management’s attention from other business concerns, and delay getting our products to market. In addition, if we are found to be infringing, misappropriating or otherwise violating third party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities. Our inability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of others could therefore have a material adverse effect on our business, financial condition and results of operations.

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

Estimates of future cash flows are based on a long-term financial outlook of our operations and the specific brands to which the intangible assets relate. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. For example, during the second quarter of fiscal 2015, net sales of Justin Bieber and Nicki Minaj fragrances fell significantly below expectations, and we reviewed these license agreements for potential impairment. Given the significant decline in net sales during the second quarter of fiscal 2015, and the expectation for a continued decline of sales in future periods, we determined that these intangible assets were fully impaired and recorded a total impairment charge of approximately $39.6 million during the second quarter of fiscal 2015 to write off the carrying values of both the Justin Bieber and Nicki Minaj licenses.

Accordingly, a significant sustained decline in our stock price and market capitalization, reduced estimates of future cash flows, or slower growth rates in our industry may result in impairment of certain of our intangible assets, including goodwill, and a significant charge to earnings in our financial statements during the period in which an impairment is determined to exist. We cannot accurately predict the amount and timing of any impairment charge, and any such impairment charge could materially reduce our results of operations.

We are subject to risks related to our international operations.

We operate on a global basis, with sales in approximately 120 countries. Approximately 43% of our fiscal 2015 net sales were generated outside of the United States. Our international operations could be adversely affected by:

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	restrictions on repatriating foreign profits back to the United States;

•

changes in, or our unfamiliarity with, foreign laws and regulations, including those related to product registration, ingredients, packaging and labeling, including changes in the interpretation or enforcement of such laws and regulations;

•	difficulties in staffing and managing international operations; and

•	changes in applicable social, political, legal, economic and other conditions.

A downgrade in our credit ratings may adversely affect our access to liquidity and our working capital.

Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Our long-term credit ratings are currently B3 (Negative Outlook) with Moody’s and B (Negative Outlook) with S&P, each of which is below investment grade. Future rating agency reviews could result in a change in outlook or further downgrade. A negative change in outlook or downgrade of our credit ratings, and/or the circumstances giving rise to such actions, could limit our access to financing, reduce our flexibility with respect to working capital needs, increase the cost of new financing, result in less favorable covenants and financial terms for our financing and adversely affect the market price of some or all of our outstanding debt securities.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction. Commencing in fiscal 2014, we have recorded valuation allowances against our U.S. deferred tax assets as non-cash charges to income tax expense. Additionally, commencing in fiscal 2015, for certain of our foreign operations, we recorded valuation allowances against our deferred tax assets as non-cash charges to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in these jurisdictions unless sufficient future taxable income is generated in such jurisdictions to support the realization of the deferred tax assets. Although we may be able to utilize some of these deferred tax assets in the future if we have income of the appropriate character prior to their expiration, there is no assurance that we will be able to do so.

From time to time, tax proposals are introduced or considered by the United States Congress or the legislative bodies in foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our other tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions such as the current Internal Revenue Service examination of our U.S. federal tax returns for the years ended June 30, 2010, 2011 and 2012. In connection with these audits, tax authorities may disagree with certain tax positions taken on our tax returns, including without limitation cross-jurisdictional transfer pricing, and assess additional taxes. Although we regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision, such provisions may not be adequate. As a result, the ultimate resolution of these tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

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

Our success depends, in part, on the quality, efficacy and safety of our products. If our products are found or alleged to be defective or unsafe, or if they fail to meet customer or consumer standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

We have information systems that support our business processes, including supply chain, marketing, sales, order processing, distribution, finance and intracompany communications throughout the world. In addition, all of our global information systems are susceptible to outages due to fire, floods, tornadoes, hurricanes, severe weather, power loss, telecommunications failures, security breaches and similar events. Despite the implementation of network security measures, our systems may also be vulnerable to computer viruses, “hacking” and similar disruptions from unauthorized tampering. Our business, prospects, results of operations, financial condition or cash flows may be adversely affected by the occurrence of these or other events that could disrupt or damage our information systems or any failure to properly maintain or upgrade our information systems.

In addition, as part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and employees, and the success of our e-commerce operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to properly maintain the security of our confidential data and our employees’ and customers’ personal information could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs and other competitive disadvantages, and could accordingly have a material adverse impact on our business, financial condition and results of operations.

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

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in our best interests and those of our shareholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections. Accordingly, from time to time we may provide guidance as to a number of assumptions, including our expectations with respect to net sales and earnings per share for future periods. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.

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

Outside analysts and investors have the right to make their own predictions of our financial results for any future period. Outside analysts, however, do not have access to any more material information about our results or plans than any other public investor, and we do not endorse their predictions as to our future performance. Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations. If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected. Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk. The market price of our common stock could also fluctuate significantly in response to various other factors, many of which are beyond our control, including:

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

United States. Our corporate headquarters are located in Miramar, Florida, where we lease approximately 32,000 square feet of general office space under a lease that expires in June 2016. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2023. We also lease approximately 482,000 square feet in a warehouse facility in Salem, Virginia that is leased through March 2019 and is used primarily as a returns processing facility and to house promotional inventory. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease approximately 50,000 square feet of general office space for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2021. We lease approximately 63,000 square feet of general office space primarily for our marketing operations in New York City under a lease that expires in October 2017, and we have an additional lease at that location for approximately 10,000 square feet that is used for an Elizabeth Arden Red Door Spa and retail store. We also lease small offices in Bentonville, Arkansas and Minneapolis, Minnesota, and retail outlet store locations of approximately 1,000 to 2,000 square feet that are located in Florida, Georgia, New York, Texas, Virginia, Nevada, Arizona, Pennsylvania and Massachusetts.

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

We are a party to a number of legal actions, proceedings, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding or claim contains an element of uncertainty and it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings, claims and disputes, based on current facts and circumstances, our management believes that the outcome of such actions, proceedings, claims and disputes will not have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2013 through June 30, 2015.

Quarter Ended	High	Low
6/30/15	$16.19	$13.20
3/31/15	$21.55	$14.48
12/31/14	$21.67	$14.50
9/30/14	$21.82	$14.65
6/30/14	$37.69	$21.29
3/31/14	$35.75	$23.45
12/31/13	$40.40	$34.50
9/30/13	$47.99	$30.37

Holders. As of August 5, 2015, there were 305 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends. We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Our revolving credit facility, our second lien facility and the indenture relating to our 7 3/8% senior notes due 2021 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and satisfying a fixed charge coverage ratio after the payment of the dividends. In addition, no cash dividend may be declared or paid on our common stock or other classes of stock over which our preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock, and the preferred stock is entitled to participate in dividends declared or paid on the common stock for which warrants issued to the Purchasers are exercisable. See Notes 8, 9 and 12 to the Notes to Consolidated Financial Statements.

Performance Graph. The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the five fiscal years from July 1, 2010 through June 30, 2015.

The publicly traded companies in our peer group are Coty, Inc, The Estee Lauder Companies Inc., Inter Parfums, Inc., Revlon, Inc., and Shiseido Company Limited. We believe that our peer group is a good representation of beauty companies with similar channels of distribution and/or products as our company. The graph and table assume that $100 was invested on June 30, 2010 in each of the Russell 2000 Index, the peer group, and our common stock, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Elizabeth Arden, Inc., the Russell 2000 Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
6/10
6/11
6/12
6/13
6/14
6/15
Elizabeth Arden, Inc.
Russell 2000
Peer Group

	For the Fiscal Year Ended June 30,
	2011	2012	2013	2014	2015
Elizabeth Arden, Inc.	199.93	267.29	310.20	147.52	98.21
Russell 2000	137.41	134.55	167.12	206.63	220.03
Peer Group	133.99	128.98	152.33	177.72	219.88

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Year Ended June 30,
(Amounts in thousands, except per share data)	2015		2014		2013		2012		2011
Selected Statement of Operations Data
Net sales	$971,098	(1)	$1,164,304	(5)	$1,344,523		$1,238,273		$1,175,500
Gross profit	348,652	(1)(2)	469,656	(5)(6)	628,793	(9)	609,031	(11)	556,277
(Loss) income from operations	(189,125	)(1)(2)	(64,539	)(5)(6)	71,960	(9)	95,271	(11)	77,575	(13)
Debt extinguishment charges	239		—		—		—		6,468
Net (loss) income attributable to Elizabeth Arden shareholders	(223,993	)(3)	(145,728	)(7)	40,711		57,419		40,989
Less: Accretion and dividends on preferred stock	22,333		—		—		—		—
Net (loss) income attributable to Elizabeth Arden common shareholders	(246,326)		(145,728)		40,711		57,419		40,989
Selected Per Share Data
(Loss) earnings per common share
Basic	$(8.26	)(4)	$(4.90	)(8)	$1.37	(10)	$1.97	(12)	$1.47	(14)
Diluted	$(8.26	)(4)	$(4.90	)(8)	$1.33	(10)	$1.91	(12)	$1.41	(14)
Weighted average number of common shares
Basic	29,804		29,720		29,672		29,115		27,843
Diluted	29,804		29,720		30,539		30,111		29,008
Other Data
EBITDA(15)	$(140,881)		$(12,405)		$117,929		$129,325		$100,942
Net cash provided by (used in) operating activities	54,027		(38,045)		62,091		58,524		97,746
Net cash used in investing activities	(30,079)		(51,082)		(48,591)		(153,224)		(39,472)
Net cash (used in) provided by financing activities	(30,975)		83,637		(9,214)		96,760		(28,519)

	Year Ended June 30,
	2015		2014		2013		2012		2011
Selected Balance Sheet Data
Cash	$46,085		$56,308		$61,674		$59,080		$58,850
Inventories	240,740		338,826		310,934		291,987		246,514
Working capital	207,923		333,727		364,320		345,818		388,897
Total assets	813,224		1,061,653		1,103,732		1,066,754		854,837
Short-term debt	8,300		80,418		88,000		89,200		—
Long-term debt, including current period	355,634		356,432		250,000		250,000		250,000
Redeemable noncontrolling interest	4,222		5,553		—		—		—
Total shareholders’ equity	132,490		370,989		515,282		481,727		417,765

(1)	For the year ended June 30, 2015, net sales includes $28.2 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements.
(2)	In addition to the returns and markdowns described above in Note 1, gross profit and loss from operations for the year ended June 30, 2015, includes $53.2 million of inventory write-downs under our 2014 Performance Improvement Plan primarily due to changes in pricing and distribution strategies for certain fragrance products, and the discontinuation of certain products.

In addition to the items above, loss from operations for the year ended June 30, 2015, includes:

•

$13.2 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $8.5 million of customer and vendor contract termination costs, $4.5 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.2 million in asset impairment charges;

•	$43.8 million in asset impairment charges related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs;

•

$2.4 million in expenses under the 2016 Business Transformation Program, primarily comprised of $1.6 million of severance and other employee-related costs and approximately $0.8 million in lease termination costs; and

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(3)	For the year ended June 30, 2015, net loss includes items discussed above in Notes 1 and 2, as well as valuation allowances recorded as non-cash charges to income tax expense, comprised of $51.9 million against our U.S. deferred tax assets and $6.9 million against deferred taxes in certain foreign operations. See Note 13 to the Notes to Consolidated Financial Statements.
(4)	For the year ended June 30, 2015, costs and expenses related to the 2014 Performance Improvement Plan, asset impairments and other costs, debt extinguishment costs, the valuation allowance against our U.S, and foreign deferred tax assets, and the accretion for the change in redemption value related to the issuance of preferred stock, increased both basic and fully diluted loss per share by $5.68.
(5)	For the year ended June 30, 2014, net sales includes $9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(6)	In addition to the returns and markdowns described above in Note 5, gross profit and loss from operations include the following:

•	$14.0 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand;

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

In addition to the items above, loss from operations for the year ended June 30, 2014, includes:

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

•	$2.8 million of severance and other employee-related expenses and $1.4 million of related transition expenses incurred with respect to the Fall 2013 Staff Reduction; and

•	$1.1 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(7)	For the year ended June 30, 2014, net loss includes the items discussed above in Notes 5 and 6, as well as a valuation allowance of $89.5 million against our U.S. deferred tax assets recorded as a non-cash charge to income tax expense. See Note 13 to the Notes to Consolidated Financial Statements.
(8)	For the year ended June 30, 2014, costs and expenses related to the 2014 Performance Improvement Plan, product changeover costs and expenses, other non-recurring expenses and the valuation allowance against our U.S. deferred tax assets increased both basic and fully diluted loss per share by $4.35.
(9)	For the year ended June 30, 2013, gross profit and income from operations includes the following:

•

$13.8 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisition of licenses and certain other assets from those companies (the 2012 acquisitions) and other transition costs; and

•	$22.6 million of non-recurring product changeover costs and product discontinuation charges related to the repositioning of the Elizabeth Arden brand.

In addition to the above items, income from operations for the year ended June 30, 2013, also includes:

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

(10)	For the year ended June 30, 2013, acquisition related costs and expenses, product changeover costs and expenses, product discontinuation charges and other non-recurring expenses reduced basic and fully diluted earnings per share by $0.83 and $0.81, respectively.
(11)	For the year ended June 30, 2012, gross profit and income from operations includes:

•	$4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions; and

•	$0.4 million for product discontinuation charges.

In addition to the above items, income from operations for the year ended June 30, 2012, also includes:

•	$1.4 million in license termination costs; and

•	$0.8 million in transaction costs associated with the 2012 acquisitions.

(12)	For the year ended June 30, 2012, inventory-related costs, product discontinuation charges, license termination costs and transaction costs for the 2012 acquisitions reduced both basic and fully diluted earnings per share by $0.17 and $0.16, respectively.

(13)	For the year ended June 30, 2011, income from operations includes:

•	$0.3 million of restructuring expenses related to our Global Efficiency Re-engineering initiative (the Initiative); and

•	$0.3 million of expenses related to implementation of our Oracle accounting and order processing systems.

(14)	For the year ended June 30, 2011, debt extinguishment charges, restructuring expenses related to the Initiative and Oracle accounting and order processing systems implementation costs reduced both basic and fully diluted earnings per share by $0.15.
(15)	EBITDA is defined as net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from income taxes or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest, plus dividends on preferred stock. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Elizabeth Arden common shareholders (as determined in accordance with generally accepted accounting principles) as a measure of our operating performance, or to net cash provided by operating, investing or financing activities (as determined in accordance with generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, preferred stock accretion or dividends or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt or dividends or redemption value of our preferred stock;

•	it does not reflect any cash income taxes that we may be required to pay; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net (loss) income attributable to Elizabeth Arden common shareholders as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2015		2014		2013		2012		2011
Net (loss) income attributable to Elizabeth Arden common shareholders	$(246,326)		$(145,728)		$40,711		$57,419		$40,989
Plus:
Provision for income taxes	6,297		56,832		6,940		16,093		8,637
Interest expense, net	29,626		25,825		24,309		21,759		21,481
Depreciation related to cost of goods sold	7,710		7,742		6,386		5,257		5,089
Depreciation and amortization	40,773		44,392		39,583		28,797		24,746
Net loss applicable to noncontrolling interest (See Note 11 to Notes to Consolidated Financial Statements)	(1,294)		(1,468)		—		—		—
Accretion and dividends on preferred stock (See Note 12 to Notes to Consolidated Financial Statements)	22,333		—		—		—		—

EBITDA	$(140,881	)(a)	$(12,405	)(b)	$117,929	(c)	$129,325	(d)	$100,942	(e)

(a)	For the year ended June 30, 2015, EBITDA includes:

•

$28.2 million of returns and markdowns under our 2014 Performance Improvement Plan primarily as a result of changes to (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements;

•

$66.4 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $53.2 million of inventory write-downs under our 2014 Performance Improvement Plan primarily due to changes in pricing and distribution strategies for certain fragrance products and the discontinuation of certain products, $8.5 million of customer and vendor contract termination costs, $4.5 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.2 million in asset impairment charges;

•	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs;

•

$2.4 million in expenses with respect to our 2016 Business Transformation Program, primarily comprised of $1.6 million of severance and other employee-related costs and approximately $0.8 million in lease termination costs; and

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(b)	For the year ended June 30, 2014, EBITDA includes:

•	$15.1 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand;

•

$9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements;

•

$46.4 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $30.2 million of inventory write-downs under our 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products, $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•	$2.8 million of severance and other employee-related expenses and $3.2 million of related transition costs and expenses incurred with respect to the Fall 2013 Staff Reduction; and

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met.

(c)	For the year ended June 30, 2013, EBITDA includes:

•

$13.8 million of inventory–related costs recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions of licenses and certain other assets from those companies and other transition costs;

•	$0.4 million in transition expenses associated with the 2012 acquisition;

•	$23.1 million of non-recurring product changeover costs, product discontinuation charges, and expenses related to the Elizabeth Arden brand repositioning; and

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.

(d)	For the year ended June 30, 2012, EBITDA includes:

•	$4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions;

•	$0.8 million in transaction costs associated with the 2012 acquisitions;

•	$0.4 million for product discontinuation charges; and

•	$1.4 million in license termination costs.

(e)	For the year ended June 30, 2011, EBITDA includes:

•	$6.5 million of debt extinguishment charges;

•	$0.3 million of restructuring charges related to the Initiative; and

•	$0.3 million related to the implementation of our Oracle accounting and order processing systems.

The following is a reconciliation of net cash flow provided by (used in) operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013	2012	2011
Net cash provided by (used in) operating activities	$54,027	$(38,045)	$62,091	$58,524	$97,746
Changes in assets and liabilities, net of acquisitions	(176,751)	10,542	30,508	48,016	(12,101)
Interest expense, net	29,626	25,825	24,309	21,759	21,481
Amortization of senior note offering and credit facility costs	(1,558)	(1,499)	(1,367)	(1,247)	(1,330)
Amortization of senior note premium	798	318	—	—	—
Provision for income taxes	6,297	56,832	6,940	16,093	8,637
Deferred income taxes	(4,958)	(54,105)	1,055	(8,763)	(2,119)
Amortization of share-based awards	(5,165)	(5,783)	(5,607)	(5,057)	(4,904)
Asset impairments	(42,958)	(6,490)	—	—	—
Debt extinguishment charges	(239)	—	—	—	(6,468)

EBITDA	$(140,881)	$(12,405)	$117,929	$129,325	$100,942

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand

* The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Superstart and Elizabeth Arden Pro

* Elizabeth Arden branded lipstick, foundation and other color cosmetics products

* Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Designer Fragrances	Juicy Couture, John Varvatos, and Wildfox Couture

Heritage Fragrances	Curve, Elizabeth Taylor, Britney Spears, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky, PS Fine Cologne, White Shoulders, BCBGMAXAZRIA, Rocawear and Jennifer Aniston

Celebrity Fragrances	The fragrance brands of Justin Bieber, Nicki Minaj, Mariah Carey and Taylor Swift

In addition to our owned and licensed fragrance brands, we distribute approximately 280 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

Our business strategy remains focused on two important initiatives—the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in both the North America and international markets. For fiscal 2016, we will continue to focus on these initiatives and target our resources and efforts on those markets, channels and brands that we believe afford us the best opportunity for profitable growth. More specifically, our primary goal for fiscal 2016 is to improve our business and financial performance by (i) improving our go-to-market capability and execution by enhancing our distribution quality, and continuing to explore opportunities for distribution partnerships in certain markets, (ii) growing margins by simplifying and streamlining our organization to optimize costs and reduce complexity, and (iii) developing a more robust innovation pipeline.

Our top priority is to drive growth of the Elizabeth Arden brand, particularly in North America and in our key international markets, and we have taken several important steps towards that end. We expect to launch a higher level of new product innovation for the Elizabeth Arden brand in 2016 as well, including new skin care technologies. In fiscal 2015, we also began to reorganize our fragrance selling and marketing organizations to better develop and commercialize our prestige fragrance portfolio globally.

We have also taken several steps to improve our international go-to-market capability and improve distribution quality. For example, in China, we finalized changes in our distribution strategy, including in the e-commerce channel. In the Middle East, we entered into a joint venture in the United Arab Emirates with an unrelated third party that will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in Middle Eastern and certain other countries. In July 2015, we entered into a similar joint venture with an unrelated third party that will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in certain markets within Southeast Asia. This joint venture is currently expected to commence operations in September 2015.

As discussed further below, we also continue to focus on simplifying our organization, processes and overhead structure to reduce complexity and identify cost savings opportunities that can improve the performance of our business.

2014 Performance Improvement Plan and 2016 Business Transformation Program

During fiscal 2014, we began a comprehensive review of our entire business model and cost structure to identify initiatives to reduce the size and complexity of our overhead structure and to exit low-return businesses, customers and brands, in order to improve gross margins and profitability in the long term. As a result of this review, we implemented several restructuring and cost savings initiatives at the end of fiscal 2014 and during fiscal 2015 that we refer to as the “2014 Performance Improvement Plan.” As we have noted in prior filings, the 2014 Performance Improvement Plan was only part of our ongoing broad restructuring and cost savings program under which we were targeting annualized cost savings in the range of $40 million to $50 million.

Under the 2014 Performance Plan, during fiscal 2015 we completed the closure of our Puerto Rico affiliate; we exited a large, unprofitable customer in Canada; we improved our distribution quality; we made changes to our distribution strategy in China and other markets; we entered into a joint venture for the distribution of our products in the Middle East; we discontinued certain unprofitable products, eliminating complexity in our supply chain; and we significantly reduced our global headcount. During the fourth quarter of fiscal 2015, we also reviewed our portfolio of fragrance brands in light of the recent sales performance and forecasts of certain brands, as well as industry trends, in order to identify strategies to simplify, and optimize the performance of, our fragrance brand portfolio, which resulted in (i) adopting changes in our go-to-market strategy for certain fragrance brands, and (ii) reducing the number of stock-keeping units of certain brands.

As a result of the above, during the fiscal year ended June 30, 2015, we recorded $94.6 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. Since inception, we have incurred a total of approximately $150.5 million under the Performance Improvement Plan. We currently anticipate that the actions taken to date under the 2014 Performance Improvement Plan will result in annualized savings of approximately $27 million. At this time, we do not expect to incur any additional charges in fiscal 2016 in connection with the 2014 Performance Improvement Plan. For further discussion of the 2014 Performance Improvement Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 3 to the Notes to Consolidated Financial Statements.

As we continue to look for ways of improving our business and financial performance and achieving our targeted goal $40 to $50 million in annualized savings, during the fourth quarter of fiscal 2015, we identified certain additional restructuring and cost savings initiatives that we expect to implement during fiscal 2016. We collectively refer to these initiatives as our “2016 Business Transformation Program.” The 2016 Business Transformation Program is intended to further align our organizational structure and distribution arrangements with the current needs and demands of our business in order to improve our go-to-market capability and execution and to streamline our organization. Under the 2016 Business Transformation Program, we expect to incur approximately $23 million to $28 million in pre-tax charges, primarily during fiscal 2016. We have already recorded approximately $2.4 million of these pre-tax charges during the fourth quarter of fiscal 2015. For further discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 3 to the Notes to Consolidated Financial Statements.

We currently expect that the actions and initiatives identified and executed, or to be executed, under the 2014 Performance Improvement Plan and the 2016 Business Transformation Program will result in approximately $47 million to $50 million of annualized savings, achieving the top end of our targeted range of annualized savings. Entering fiscal 2016, we intend to continue to work towards identifying ways to further simplify our go-to-market capabilities, including looking at alternative, more profitable commercial structures. These efforts may result in additional decisions that may impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

Recent Investment by Rhône Capital L.L.C. Affiliates

On August 19, 2014, we entered into a securities purchase agreement with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (which we call the Purchasers), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the securities purchase agreement, for aggregate cash consideration of $50 million, we issued to the Purchasers an aggregate of 50,000 shares of our newly designated Series A Serial Preferred Stock, par value $0.01 per share, with detachable warrants to purchase up to 2,452,267 shares of the Company’s common stock at an exercise price of $20.39 per share. See Note 12 to the Notes to Consolidated Financial Statements.

Recent Investments

Over the last three fiscal years, we have invested $13.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons (“Salon Holdings”). The investment of $13.7 million includes approximately $4 million that we paid in fiscal 2015 to another minority investor of Salon Holdings under a co-investment agreement where the minority investor had the ability to put its interest in Salon Holdings to us under certain circumstances. The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2015, is included in other assets on the consolidated balance sheet.

We also have an investment through a subsidiary in US Cosmeceutechs, LLC, a skin-care company that develops and sells skin care products into the professional dermatology and spa channels. Based on our investment in US Cosmeceutechs, LLC and our subsidiary’s controlling rights under the operating agreement, we have determined that US Cosmeceutechs, LLC is a variable interest entity, or VIE, of which we are the primary beneficiary, requiring our consolidation of US Cosmeceutechs, LLC financial statements in accordance with Topic 810, Consolidation. In addition, based on the terms of a put-call agreement with the other equity member of US Cosmeceutechs, LLC, we are required to classify the noncontrolling interest in USC as a “redeemable noncontrolling interest” in the mezzanine section of our consolidated balance sheet. See Note 11 to the Notes to Consolidated Financial Statements.

During the third quarter of fiscal 2015, through a subsidiary, we entered into a joint venture in the United Arab Emirates (the joint venture) with an unrelated third party. Based on the capitalization of the joint venture, our subsidiary has a 60% ownership interest and the third party has a 40% ownership interest. The joint venture will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in Middle Eastern and certain other countries. Based on its equity interest in the joint venture and our subsidiary’s controlling rights under the operating agreement, we have determined that the joint venture is a variable interest entity, or VIE, requiring consolidation of the joint venture’s financial statements in accordance with Topic 810, Consolidation. The unrelated third party’s interest in the joint venture is classified as a “noncontrolling interest” in the shareholders’ equity section of our consolidated balance sheet. See Note 11 to the Notes to Consolidated Financial Statements.

In July 2015, we signed an agreement to form a similar joint venture with another unrelated third party that will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in certain markets in Southeast Asia. This joint venture is expected to commence operations in September 2015.

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

During the quarter ended June 30, 2015, we completed our annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these trademarks, we considered the income approach. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. A hypothetical 10% decrease to the fair value of our Elizabeth Arden trademarks or a hypothetical 1% increase in the discount rate used to estimate fair value would not result in an impairment of our Elizabeth Arden trademarks. During the quarter ended June 30, 2015, we also completed our annual impairment assessment of goodwill using the guidance in Topic 350. The analysis indicated that no impairment adjustment was required. A hypothetical 10% decrease in the fair value of our North America reporting unit would not result in an impairment of our goodwill.

During the second quarter of fiscal 2015, net sales of Justin Bieber and Nicki Minaj fragrances fell significantly below expectations, and we reviewed these license agreements for potential impairment. Given the significant decline in net sales during the second quarter of fiscal 2015, and the expectation for a continued decline of sales in future periods, we determined that these intangible assets were fully impaired. As a result, we recorded a total impairment charge of approximately $39.6 million during the second quarter of fiscal 2015 to write off the carrying values of both the Justin Bieber and Nicki Minaj licenses. See Note 7 to the Notes to Consolidated Financial Statements.

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

Long-Lived Assets. We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. An impairment loss is recognized to the extent the carrying amount of the asset exceeds its estimated fair value. Because the fair value is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. The same circumstances that could affect the estimated useful life of a long-lived asset, as discussed above, could cause us to change our estimate of the fair value of that asset, which could result in additional charges to net income. We did not record any adjustments to our long-lived assets in fiscal 2015, 2014 or 2013. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales is made to prestige retailers and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. As a percentage of gross sales, our returns and markdowns were 9.9%, 11.1% and 8.6% for the fiscal years ending June 30, 2015, 2014 and 2013, respectively. A hypothetical 5% change in the value of our allowance for sales returns and markdowns as of June 30, 2015, would result in a $1.4 million change to net income.

Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. It is reasonably likely that actual experience will differ from our estimates, which may result in an increase or decrease in the allowance for doubtful accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made. A hypothetical 5% change in the value of our allowance for doubtful accounts receivable as of June 30, 2015, would result in a $0.1 million change to net income.

Provisions for Inventory Obsolescence. We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change. If, for example, demand for our products declines, or if we decide to discontinue certain products, we may need to increase our provision for inventory obsolescence which would result in additional charges to net income. A hypothetical 5% change in the value of our provision for inventory obsolescence as of June 30, 2015, would result in a $1.4 million change to net income.

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

During the fourth quarter of fiscal 2014 we recorded a non-cash charge of $89.5 million as a valuation allowance with respect to our U.S. deferred tax assets and in fiscal 2015, we recorded an additional valuation allowance of $51.9 million against our U.S. deferred tax assets. Additionally, commencing in fiscal 2015, for certain of our foreign operations, we recorded valuation allowances of $6.9 million against our deferred tax assets in such foreign operations as non-cash charges to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. and affected foreign operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. See Note 13 to the Notes to Consolidated Financial Statements.

We recognize in our consolidated financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. While we believe that our assessments of whether our tax positions are more likely than not to be sustained are reasonable, each assessment is subjective and requires the use of significant judgments. As a result, one or more of such assessments may be challenged by the relevant tax authorities, which could result in a change to net income if such position is not sustained. See Note 13 to the Notes to Consolidated Financial Statements.

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

Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the fiscal years ended June 30, 2015, 2014 or 2013 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or operating costs resulting from hedge ineffectiveness.

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

The table below summarizes the effect of the pre-tax gain (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the years ended June 30, 2015, 2014 and 2013.

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Net Sales	$2,938	$(1,446)	$22
Cost of Sales	1,035	116	(447)
Selling, general and administrative expenses	2,455	(1,304)	230

Total pre-tax gain (loss)	$6,428	$(2,634)	$(195)

RESULTS OF OPERATIONS

The following table compares our historical results of operations, including as a percentage of net sales, on a consolidated basis, for the years ended June 30, 2015, 2014 and 2013 (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Year Ended June 30,
	2015		2014		2013
Net sales	$971,098	100.0%	$1,164,304	100.0%	$1,344,523	100.0%
Cost of sales	614,736	63.3	686,906	59.0	709,344	52.8
Depreciation related to cost of goods sold	7,710	0.8	7,742	0.7	6,386	0.4
Gross profit	348,652	35.9	469,656	40.3	628,793	46.8
Selling, general and administrative expenses	497,004	51.2	489,803	42.0	517,250	38.5
Depreciation and amortization	40,773	4.2	44,392	3.8	39,583	3.0
(Loss) income from operations	(189,125)	(19.5)	(64,539)	(5.5)	71,960	5.3
Interest expense	29,626	3.1	25,825	2.2	24,309	1.8
Debt extinguishment charges	239	—	—	—	—	—
(Loss) income before income taxes	(218,990)	(22.6)	(90,364)	(7.7)	47,651	3.5
Provision for income taxes	6,297	0.6	56,832	4.9	6,940	0.5
Net (loss) income	(225,287)	(23.2)	(147,196)	(12.6)	40,711	3.0
Net loss attributable to noncontrolling interests (1)	(1,294)	(0.1)	(1,468)	(0.1)	—	—
Net (loss) income attributable to Elizabeth Arden shareholders	(223,993)	(23.1)	(145,728)	(12.5)	40,711	3.0
Less: Accretion and dividends on preferred stock (2)	22,333	2.3	—	—	—	—
Net (loss) income attributable to Elizabeth Arden common shareholders	(246,326)	(25.4)	(145,728)	(12.5)	40,711	3.0

(1)	See Note 11 to Notes to Consolidated Financial Statements.
(2)	See Note 12 to Notes to Consolidated Financial Statements.

	Year Ended June 30,
	2015		2014		2013
Other data:
EBITDA and EBITDA margin (1)	$(140,881)	(14. 5)%	$(12,405)	(1.1)%	$117,929	8.8%

(1)	For a definition of EBITDA and a reconciliation of net (loss) income to EBITDA, see Note 15 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

At June 30, 2015, our operations were organized into the following two operating segments, which also comprise our reportable segments:

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

Segment net sales and profit (loss) exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment costs, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated (loss) income before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan and the 2016 Business Transformation Program, including returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the fiscal years ended June 30, 2015, 2014 and 2013, and reflects the basis of presentation described in Note 1 - “General Information & Summary of Significant Accounting Policies” and Note 20 - “Segment Data and Related Information” to the Notes to Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Year Ended June 30,
	2015	2014	2013
Segment Net Sales:
North America	$606,599	$731,164	$857,531
International	392,726	442,604	486,992

Total	$999,325	$1,173,768	$1,344,523

Reconciliation:
Segment Net Sales	$999,325	$1,173,768	$1,344,523
Less:
Unallocated sales returns and markdowns	28,227 (1)	9,464 (3)	—

Net Sales	$971,098	$1,164,304	$1,344,523

Segment Profit (Loss):
North America	$40,633	$66,126	$128,198
International	(40,553)	(34,972)	6,425
Less:
Depreciation and Amortization	48,483	52,134	45,969
Interest expense, net	29,626	25,825	24,309
Consolidation and Elimination Adjustments	(64)	(1,127)	912
Unallocated Corporate Costs and Expenses	141,025 (2)	44,686 (4)	15,782	(5)

(Loss) income Before Income Taxes	$(218,990)	$(90,364)	$47,651

(1)	Amounts represent $28.2 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements.
(2)	In addition to the returns and markdowns described above in Note 1, amounts for the year ended June 30, 2015, include:

•

$66.4 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $53.2 million of inventory write-downs under our 2014 Performance Improvement Plan primarily due to changes in pricing and distribution strategies for certain fragrance products and the discontinuation of certain products, $8.5 million of customer and vendor contract termination costs, $4.5 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.2 million in asset impairment charges;

•	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs;

•

$2.4 million in expenses with respect to our 2016 Business Transformation Program primarily comprised of $1.6 million of severance and other employee-related costs and approximately $0.8 million in lease termination costs; and

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(3)	Amounts represent $9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.

(4)	In addition to the returns and markdowns described above in Note 3, amounts for the year ended June 30, 2014, include:

•

$46.4 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $30.2 million of inventory write-downs under our 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products, $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•

$6.0 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013 (Fall 2013 Staff Reduction); and

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met.

(5)	Amounts for the year ended June 30, 2013, include:

•

$14.2 million of inventory–related costs recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisition of licenses and other assets from those companies, and other transition costs and expenses; and

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.

The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Designer, Heritage, Celebrity and Other Fragrances.

(Amounts in thousands)	Year Ended June 30,
	2015	2014	2013
Net Sales:
Elizabeth Arden Brand	$376,925	$428,565	$478,020
Designer, Heritage, Celebrity and Other Fragrances	594,173	735,739	866,503

Total	$971,098	$1,164,304	$1,344,523

Year Ended June 30, 2015 Compared to Year Ended June 30, 2014

Net Sales. Net sales decreased by 16.6%, or $193.2 million, for the year ended June 30, 2015, compared to the year ended June 30, 2014, primarily due to our efforts to tighten product distribution and a lower level of product innovation as compared to the prior year period that impacted both Elizabeth Arden brand and non-Elizabeth Arden branded products, as well as an overall decline in sales of celebrity and certain heritage fragrances. Excluding the unfavorable impact of foreign currency, net sales decreased by 14.7%, or $171.3 million. Net sales reflect $28.2 million of returns and markdowns recorded as a result of our 2014 Performance Improvement Plan primarily due to changes to (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance brands, and (iii) other customer and distribution arrangements. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

Segment Net Sales:

North America

Net sales decreased by 17.0%, or $124.6 million primarily due to an overall decline in sales of celebrity and certain heritage fragrances, our efforts to tighten product distribution, and a lower level of product innovation as compared to the prior year period that impacted both Elizabeth Arden brand and non-Elizabeth Arden branded products. Excluding the unfavorable impact of foreign currency, net sales decreased by 16.6%, or $121.2 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased an aggregate of $89.2 million due to lower net sales for almost all fragrance brands, including Justin Bieber, Britney Spears, Ed Hardy, Juicy Couture, Taylor Swift and Nicki Minaj fragrances. Net sales of Elizabeth Arden branded products decreased by $16.1 million, due to lower sales in all product categories. Net sales of distributed brands were $19.2 million lower than the prior year period, primarily due to the prior year launch of the One Direction Our Moment fragrance in department stores.

International

Net sales decreased by 11.3%, or $49.9 million primarily due to our efforts to tighten product distribution and lower sales of Elizabeth Arden skin care products in China as a result of changes to our distribution strategy in China. Excluding the unfavorable impact of foreign currency, net sales decreased by 7.0%, or $30.8 million. Net sales of Elizabeth Arden branded products decreased by $24.7 million, due to lower sales in all product categories. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased an aggregate of $25.7 million from the prior year period, primarily due to lower net sales of Justin Bieber and Britney Spears fragrances. Partially offsetting these decreases were higher sales of John Varvatos and Elizabeth Taylor fragrances. Net sales as compared to the prior year period were $39.7 million lower in Europe. Additionally, net sales in Latin America, primarily in Brazil, and the Greater China region were $13.3 million and $11.0 million lower, respectively, as compared to the prior year period. These decreases were partially offset by higher sales in other Asia Pacific markets.

Product Category Net Sales:

Elizabeth Arden Brand

Net sales decreased by 12.0%, or $51.6 million, due to lower sales in all product categories. Excluding the unfavorable impact of foreign currency, net sales decreased by 9.2%, or $39.4 million. Net sales of fragrances decreased 14.0%, or $23.2 million, primarily due to the prior year launch of UNTOLD and lower sales of Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea fragrances. Net sales of skin care products decreased by 10.1%, or $20.7 million, primarily due to lower overall skincare sales in China as a result of the transition of our distribution strategy in China, as well as lower sales of Visible Difference, and net sales of color cosmetic products decreased by 13.2%, or $7.7 million.

Designer, Heritage, Celebrity and Other Fragrances

Net sales decreased by 19.2% or $141.6 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 17.9% or $131.9 million. The decrease includes lower net sales for most fragrance brands including Justin Bieber, Britney Spears, Taylor Swift, Ed Hardy, Nicki Minaj and Juicy Couture fragrances. Partially offsetting these decreases were higher sales of John Varvatos fragrances. Sales of distributed brands were $20.7 million lower primarily due to the prior year launch of the One Direction Our Moment fragrance in North American department stores.

Gross Margin. For the years ended June 30, 2015 and 2014, gross margins were 35.9% and 40.3%, respectively. Gross margin in the current year period was negatively impacted by $79.4 million, or 710 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan. In addition, the current year gross margin was negatively impacted by a lower proportion of sales of higher margin products, including both Elizabeth Arden branded products and licensed fragrances. We made a strategic decision for fiscal 2015 to reduce our levels of certain inventories at reduced margins, which also negatively impacted our gross margin in the current period. Gross margin in the prior year period was negatively impacted by $55.5 million, or 440 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan, product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to the Fall 2013 Staff Reduction.

SG&A. Selling, general and administrative expenses increased by 1.5%, or $7.2 million, for the year ended June 30, 2015, compared to the year ended June 30, 2014. The increase was due to the asset impairment charges discussed below and higher general and administrative expenses totaling $61.2 million, partially offset by lower marketing and sales expenses of $54.0 million.

During the year ended June 30, 2015, we recorded $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. In addition, for the year ended June 30, 2015, general and administrative expenses included (i) $13.2 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $8.5 million of customer and vendor contract termination costs, $4.5 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.2 million in asset impairment charges, and (ii) $2.4 million in expenses with respect to our 2016 Business Transformation Program primarily comprised of $1.6 million of severance and other employee-related costs and approximately $0.8 million in lease termination costs. General and administrative expenses for the year ended June 30, 2015, were also impacted by higher incentive compensation expense of $5.9 million, and the impact of foreign currency translation on our affiliates’ balance sheets as the current year included losses of $6.7 million compared to losses of $0.8 million in the prior year period. Partially offsetting these increases were lower payroll and related costs of $4.7 million in the current year.

General and administrative expenses for the year ended June 30, 2014, included $16.2 million in expenses under our 2014 Performance Improvement Plan, comprised of (i) $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs, (ii) $4.2 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013, and (iii) $1.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning, partially offset by (iv) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met.

The decrease in marketing and sales expenses during the year ended June 30, 2015 was primarily due to (i) $33.4 million in lower media, advertising and sales promotion spend reflecting a spend rate as a percentage of sales consistent with the spend rate in the prior year period, (ii) $13.1 million of lower marketing and sales overhead expenses in part due to the elimination of certain sales and marketing positions, and (iii) $7.5 million of lower royalty expense primarily due to lower net sales of licensed products in the current year period.

Segment Profit

North America

Segment profit decreased by 38.6% or $25.5 million, as compared to the prior year. The decrease in segment profit was due to the lower sales and gross profit, partially offset by lower segment selling, general and administrative expenses.

International

Segment loss increased by 15.9% or $5.6 million, as compared to the prior year. The increase in segment loss was due to the lower sales and gross profit, partially offset by lower segment selling, general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by 8.2% or $3.6 million, for the year ended June 30, 2015, compared to the year ended June 30, 2014, due to lower amortization expense for brand licenses, trademarks and intangibles as a result of the asset impairments recorded during the fourth quarter of fiscal 2014 and second quarter of fiscal 2015 for certain fragrance licenses. See Note 7 to the Notes to Consolidated Financial Statements.

Interest Expense. Interest expense, net of interest income, increased 14.7%, or $3.8 million, for the year ended June 30, 2015, compared to the year ended June 30, 2014. The increase was due to the issuance in January 2014 of an additional $100 million aggregate principal amount of 7 3/8% senior notes due in 2021.

Provision for Income Taxes. The pre-tax (loss) from our domestic and international operations consisted of the following for the years ended June 30, 2015 and 2014:

(Amounts in thousands)	Year Ended
	June 30, 2015	June 30, 2014
Domestic pre-tax loss	$(183,351)	$(86,014)
Foreign pre-tax loss	(35,639)	(4,350)

Total loss before income taxes	$(218,990)	$(90,364)

Effective tax rate	(2.9)%	(62.9)%

Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we cannot recognize a tax benefit on our U.S. pre-tax loss for the year ended June 30, 2015, and have instead recorded a valuation allowance of $51.9 million for the period. For the year ended June 30, 2014, we recorded a valuation allowance of $89.5 million against our U.S. deferred tax assets as a non-cash charge to income tax expense. Additionally, commencing in fiscal 2015, for certain of our foreign operations, we recorded valuation allowances of $6.9 million against our deferred tax assets in such foreign operations as non-cash charges to income tax expense. See Note 13 to the Notes to Consolidated Financial Statements.

The valuation allowance for our net deferred tax assets will not impact our cash flow for a number of years; however, it did have a direct negative impact on net income and shareholders’ equity for the fiscal years ending June 30, 2015 and 2014. In addition, it will result in our inability to record tax benefits on future losses in these jurisdictions unless sufficient future taxable income is generated in such jurisdictions to support the realization of the deferred tax assets. Recording the valuation allowances does not restrict our ability to utilize net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in the applicable jurisdictions in periods prior to the expiration of such net operating losses. A return to sustained profitability in these jurisdictions is an example of objective positive evidence, which could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowances in the future. See Note 13 to the Notes to Consolidated Financial Statements.

In addition to the impact of the valuation allowances discussed above, the effective tax rate in the current year period was higher as compared to the prior year period, primarily due to a shift in the ratio of earnings contributions between jurisdictions, as well as a net tax provision of approximately $2.1 million recorded on a discrete basis primarily related to (i) an $0.8 million offsetting benefit in a foreign jurisdiction related to the Internal Revenue Service (“IRS”) examination of our fiscal 2008 and 2009 U.S. tax returns, (ii) a net tax provision of $0.3 million on repatriated earnings from two foreign subsidiaries, (iii) a tax provision of $2.1 million for estimated deferred taxes on a portion of unremitted foreign earnings that may be considered for repatriation in the future, and (iv) a $0.5 million net tax provision related to smaller tax adjustments for changes in estimates and other tax related items.

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

Net (Loss) Attributable to Elizabeth Arden Common Shareholders. Net loss attributable to Elizabeth Arden common shareholders for the year ended June 30, 2015, was $246.3 million compared to $145.8 million for the year ended June 30, 2014. The decrease in results compared to the prior year was due to the lower net sales and gross profit and higher selling, general and administrative expenses, due primarily to the write off of the Justin Bieber and Nicki Minaj licenses and inventory impairment and other charges under our 2014 Performance Plan, partially offset by lower valuation allowances recorded in the current year as part of our tax provision as compared to the prior year. The current year amount also includes accretion of $20.1 million for the change in redemption value and dividends of $2.2 million related to our issuance of preferred stock in August 2014. We decided to recognize the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. See Note 12 to Notes to Consolidated Financial Statements.

EBITDA. EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from income taxes or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense plus net income or (net loss) attributable to noncontrolling interest, plus accretion and dividends on preferred stock) of $(140.9) million for the year ended June 30, 2015, represents a decrease of $128.5 million compared to the prior year amount of $(12.4) million due to lower gross profit and higher selling, general and administrative expenses in the current period. EBITDA for the year ended June 30, 2015 includes:

•

$28.2 million of returns and markdowns under our 2014 Performance Improvement Plan primarily as a result of changes to (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements;

•

$53.2 million of inventory write-downs under our 2014 Performance Improvement Plan primarily due to changes in pricing and distribution strategies for certain fragrance products, and the discontinuation of certain products;

•

$13.2 million in expenses under our 2014 Performance Improvement Plan primarily comprised of $8.5 million of customer and vendor contract termination costs, $4.5 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.2 million in asset impairment charges;

•	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs;

•

$2.4 million in expenses with respect to our 2016 Business Transformation Program primarily comprised of $1.6 million of severance and other employee-related costs and approximately $0.8 million in lease termination costs; and

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

EBITDA for the year ended June 30, 2014 included:

•	$15.1 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand;

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

•	$2.8 million of severance and other employee-related expenses and $3.2 million of related transition expenses incurred with respect to Fall 2013 Staff Reduction; and

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

Gross Margin. For the years ended June 30, 2014 and 2013, gross margins were 40.3% and 46.8%, respectively. Gross margin in the current year period was negatively impacted by $55.5 million, or 440 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan, product changeover costs associated with the Elizabeth Arden brand repositioning and transition costs related to the Fall 2013 Staff Reduction. Gross margin in the prior year period was negatively impacted by $36.4 million, or 270 basis points, of inventory-related costs associated with the 2012 acquisitions of certain fragrance licenses from New Wave Fragrances LLC and Give Back Brands LLC and product changeover costs and product discontinuation charges associated with the Elizabeth Arden brand repositioning. In addition, the current year gross margin was also lower as a result of (i) higher returns and discounts and allowances in the current year, (ii) lower sales of higher margin fragrances due to a higher volume of launch activity in the prior year period, and (iii) a higher proportion of sales in the current year of distributed brands, which have lower gross margins.

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

Segment Profit

North America

Segment profit decreased by 48.4% or $62.1 million as compared to the prior year. The decrease in segment profit was due to the lower sales and gross profit, partially offset by lower selling, general and administrative expenses as further discussed above.

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

Interest Expense. Interest expense, net of interest income, increased 6.2%, or $1.5 million, for the year ended June 30, 2014, compared to the year ended June 30, 2013. The increase was due to the January 2014 issuance of an additional $100 million aggregate principal amount of 7 3/8% senior notes due in 2021, partially offset by lower average borrowings under our second lien credit facility and the reversal of interest accreted on the potential earnout payments to Give Back Brands, LLC.

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

In the fourth quarter of 2014, we recorded a valuation allowance of $89.5 million against our U.S. deferred tax assets as a non-cash charge to income tax expense. A valuation allowance reduces deferred tax assets to the amount expected to be realized. Recording the valuation allowance does not restrict our ability to utilize U.S. net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in periods prior to the expiration of such net operating losses. In reaching our conclusion, we considered a number of items, including the impact that our 2014 Performance Improvement Plan had on our fiscal 2014 results, and was anticipated to have in fiscal 2015, which caused us to be in a three-year cumulative loss position in the U.S. See Note 13 to the Notes to Consolidated Financial Statements.

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

Net (Loss) Income Attributable to Elizabeth Arden Common Shareholders. Net loss attributable to Elizabeth Arden common shareholders for the year ended June 30, 2014, was $145.8 million compared to net income attributable to Elizabeth Arden common shareholders of $40.7 million for the year ended June 30, 2013. The decrease in the current year was primarily due to lower net sales and gross profit, the $55.9 million of charges incurred in connection with the 2014 Performance Improvement Plan, and the $89.5 million valuation allowance recorded as part of our tax provision.

EBITDA. EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from income taxes or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense) of $(12.4) million for the year ended June 30, 2014, represents a decrease of $130.3 million compared to the prior year amount of $117.9 due to the lower gross profit and charges incurred in connection with the 2014 Performance Improvement Plan in the current year period. EBITDA for the year ended June 30, 2014 includes:

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

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2015, approximately 62% of our net sales were made during the first half of our fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Net cash provided by (used in) operating activities	$54,027	$(38,045)	$62,091
Net cash used in investing activities	(30,079)	(51,082)	(48,591)
Net cash (used in) provided by financing activities	(30,975)	83,637	(9,214)
Net (decrease) increase in cash and cash equivalents	(10,223)	(5,366)	2,594

Operating Activities

Cash provided by (used in) our operating activities is driven by net (loss) income adjusted for non-cash expenses and debt extinguishment charges, and changes in working capital. The following chart illustrates our net cash provided by (used in) operating activities during the years ended June 30, 2015, 2014 and 2013:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Net (loss) income	$(225,287)	$(147,196)	$40,711
Net adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	102,563	119,693	51,888
Net change in assets and liabilities, net of acquisitions (“working capital changes”)	176,751	(10,542)	(30,508)

Net cash provided by (used in) operations	$54,027	$(38,045)	$62,091

For the year ended June 30, 2015, net cash provided by operating activities was $54.0 million, as compared to net cash used in operating activities of $38.0 million for the year ended June 30, 2014. Net loss increased by $78.1 million and net adjustments to reconcile net (loss) income to cash used in operating activities decreased by $17.1 million, as compared to the prior year. Working capital changes provided cash of $176.8 million in the current year as compared to $10.5 million of cash utilized in the prior year. Cash provided by working capital changes in the current year was primarily driven by lower inventory purchases as compared to the prior year, primarily due to our lower sales in the current year.

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

Investing Activities

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2015, 2014 and 2013:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Additions to property and equipment	$(23,870)	$(46,556)	$(40,523)
Acquisition of businesses, intangible and other assets	(6,264)	(5,100)	(8,068)
Cash received from consolidation of variable interest entity	55	574	—

Net cash used in investing activities	$(30,079)	$(51,082)	$(48,591)

For the year ended June 30, 2015, net cash used in investing activities of $30.1 million was composed of (i) $2.3 million for the acquisition of the trademark and patents for ingredients used in certain skin care products, (ii) $4.0 million paid to a minority investor who put their interest in Elizabeth Arden Salon Holdings, LLC, an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas, to us, and (iii) $23.9 million of capital expenditures principally for computer hardware and software related to the implementation of the last phase of our Oracle global enterprise system and for in-store counters and displays. In addition, net cash used in investing activities includes $55,000 of cash received in connection with the formation of our joint venture in the United Arab Emirates and the requirement to consolidate its financial statements.

For the year ended June 30, 2014, net cash used in investing activities of $51.1 million was composed of (i) $46.6 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that is developing a beauty device and $2.1 million associated with a minority investment in Elizabeth Arden Salon Holdings, LLC, , and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. The increase in capital expenditures for the year ended June 30, 2014 is primarily due to (i) expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) computer hardware and software related to the last phase our Oracle global enterprise system, (iii) leasehold improvements associated with an opening of the Elizabeth Arden Red Door spa and retail store at our New York office location, and (iv) tools and dies for fragrance launches.

For the year ended June 30, 2013, net cash used in investing activities of $48.6 million was composed of (i) $40.5 million of capital expenditures, (ii) $7.6 million associated with the minority investment in Elizabeth Arden Salon Holdings, LLC, and (iii) $0.5 million for the acquisition of a license for a cosmetic formula.

We currently expect to incur approximately $25 million to $30 million in capital expenditures in the year ending June 30, 2016, primarily for in-store counters and displays, and computer hardware and software.

Financing Activities

The following chart illustrates our net cash (used in) provided by financing activities during the years ended June 30, 2015, 2014 and 2013:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Payments on short-term debt	$(72,118)	$(9,782)	$(1,200)
Proceeds from the issuance of preferred stock and convertible warrants, net of issuance costs	43,993	—	—
Proceeds from long-term debt	—	106,750	—
Repurchase of common stock	—	(5,393)	(12,905)
Financing fees paid	(1,959)	(2,173)	—
Preferred stock dividend	(774)	—	—
Proceeds from the exercise of stock options	—	2,085	7,589
Payments to noncontrolling interests	—	(4,979)	—
Payments of contingent consideration related to acquisition	—	(4,914)	(4,960)
All other financing activities	(117)	2,043	2,262

Net cash (used in) provided by financing activities	$(30,975)	$83,637	$(9,214)

For the year ended June 30, 2015, net cash used in financing activities was $31.0 million, as compared to net cash provided by financing activities of $83.6 million for the year ended June 30, 2014. For the year ended June 30, 2015, borrowings under our credit facility decreased by $69.7 million from a balance of $78.0 million at June 30, 2014. During the year ended June 30, 2015, we also paid the outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc, representing a decrease of $2.4 million from the June 30, 2014 balance. Net cash used in financing activities for the year ended June 30, 2015 includes $44.0 million received in connection with the issuance of our preferred stock and convertible warrants, net of payments of approximately $6.0 million in issuance costs incurred as part of the transaction and $0.8 million in preferred stock dividends paid during fiscal 2015. See Note 12 to the Notes to Consolidated Financial Statements. For the year ended June 30, 2015, net cash provided by financing activities also includes financing fees paid of approximately $1.9 million related to the December 2014 amendment of our credit facility. See Note 8 to the Notes to Consolidated Financial Statements for further information on the amendment to our credit facility.

For the year ended June 30, 2014, net cash provided by financing activities was $83.6 million, as compared to net cash used in financing activities of $9.2 million for the year ended June 30, 2013, primarily due to the January 2014 issuance of an additional $100 million in aggregate principal amounts of our 7 3/8% senior notes, as discussed below. For the year ended June 30, 2014, borrowings under our credit facility decreased by $10.0 million from a balance of $88.0 million at June 30, 2013, and $2.2 million of short term debt was repaid by US Cosmeceutechs, LLC following our investment. Additionally, at June 30, 2014, short-term debt included $2.4 million in outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc. In addition, for the year ended June 30, 2014, (i) repurchases of common stock totaled $5.4 million, (ii) payments of contingent consideration related to the acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $4.9 million, (iii) payments related to the noncontrolling interests in US Cosmeceutechs, LLC totaled $5.0 million, (iv) financing fees related to the January 2014 issuance of an additional $100 million in aggregate principal amounts of our 7 3/8% senior notes totaled $2.2 million, and (v) proceeds from the exercise of stock options were $2.1 million.

On January 30, 2014, we issued an additional $100 million aggregate principal amount of our 7 3/8% senior notes due March 2021. The original 7 3/8% senior notes issued on January 21, 2011, and the additional 7 3/8% senior notes issued on January 30, 2014, have the same terms and are treated as a single series under the same indenture. The additional 7 3/8% senior notes were sold at 106.75% of their principal amount, and the premium received will be amortized over the remaining life of the 7 3/8% senior notes. We incurred approximately $2.2 million in financing costs in connection with the offering of the additional 7 3/8% senior notes.

For the year ended June 30, 2013, borrowings under our credit facility decreased by $1.2 million from a balance of $89.2 million at June 30, 2012. Repurchases of common stock totaled $12.9 million and payments of contingent consideration related to the fiscal 2012 acquisition of global licenses and certain other assets of Give Back Brands LLC totaled $5.0 million. Proceeds from the exercise of stock options were $7.6 million for the fiscal year ended June 30, 2013.

Interest paid during the year ended June 30, 2015, included $25.8 million of interest payments on the 7 3/8% senior notes and $3.7 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2014, included $19.4 million of interest payments on the 7 3/8% senior notes, $3.6 million of interest paid on the borrowings under our credit facility and $0.1 million of interest paid on our second lien credit facility. Interest paid during the year ended June 30, 2013, included $18.4 million of interest payments on the 7 3/8% senior notes, $3.6 million of interest paid on the borrowings under our credit facility and $0.7 million of interest paid on our second lien credit facility.

At June 30, 2015, we had approximately $46.1 million of cash, of which $42.2 million was held outside of the United States primarily in Switzerland, China, South Africa, and Australia. During the fourth quarter of fiscal 2015, we finalized an intercompany loan agreement between a foreign subsidiary, incorporated in Switzerland, and a U.S. subsidiary. Under the terms of the intercompany loan agreement, our foreign subsidiary loaned $42 million to our U.S subsidiary. The intercompany loan is payable on or before June 30, 2020.

In addition to the intercompany loan, the Company assessed its forecasted cash needs and overall financial position of its international subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas in New Zealand and South Africa. As a result, the Company returned $10.3 million in cash to the U.S. through a one-time dividend repatriation as the funds were no longer considered needed in those locations. These funds were utilized to pay down our outstanding borrowings under our credit facility. The remaining cash held outside the U.S. is needed to meet local working capital requirements and to fund the expansion of our international operations, and is therefore considered permanently reinvested outside the U.S.

Debt and Contractual Financial Obligations and Commitments. At June 30, 2015, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less Than 1 Year	1 – 3 Years	3–5 Years	More Than 5 Years
Long-term debt, including current portion	$350,000	$—	$—	$—	$350,000
Interest payments on long-term debt (1)	148,424	25,813	51,626	51,626	19,359
Operating lease obligations	74,118	18,375	25,003	13,834	16,906
Capital lease obligations	37	18	19	—	—
Purchase obligations (2)	254,207	209,804	37,738	6,665	—
Other long-term obligations (3)	9,743	403	9,340	—	—

Total	$836,529	$254,413	$123,726	$72,125	$386,265

(1)	Consists of interest at the rate of 7 3/8% per annum on the $350 million aggregate principal amount of 7 3/8% senior notes. See Note 9 to the Notes to Consolidated Financial Statements.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Excludes $17.2 million of gross unrecognized tax benefits recorded net of certain tax attributes in non-current deferred tax assets that, if not realized, would ultimately result in cash payments. We cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due. See Note 13 to the Notes to Consolidated Financial Statements.

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

We have a $300 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to satisfaction of certain conditions. The credit facility matures in December 2019. See Note 8 to the Notes to Consolidated Financial Statements.

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

The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the credit facility, or (b) our borrowing availability under the credit facility, plus domestic cash and cash equivalents, is less than $20 million at any time. Our average borrowing base capacity and borrowing availability for the quarter ended June 30, 2015, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2015. We were in compliance with all applicable covenants under the credit facility for the quarter and year ended June 30, 2015.

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

Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an “Applicable Margin” that is determined by reference to a debt service pricing ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.50% to 2.50%, and ranges from 0% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee of 0.375% per annum based on the quarterly average utilization. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility and second lien facility are not impacted by credit rating agency actions.

At June 30, 2015, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for prime rate loans. For the years ended June 30, 2015 and 2014, the weighted average annual interest rate on borrowings under our credit facility was 2.7% and 2.1%, respectively.

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

At June 30, 2015, we had $8.3 million in borrowings and $3.1 million in letters of credit outstanding under the credit facility and no borrowings under our second lien facility. At June 30, 2015, based on eligible accounts receivable and inventory available as collateral, our aggregate borrowing availability under our credit facility and second lien facility was $141.0 million. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

At June 30, 2015 we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien facility to the extent of the collateral securing the credit facility and second lien facility. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes initially will not be guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

At June 30, 2015, we have outstanding 50,000 shares of our newly designated preferred stock, with detachable warrants to purchase up to 2,452,267 shares of our common stock at an exercise price of $20.39 per share. The preferred stock and detachable warrants were issued for aggregate cash consideration of $50 million under a securities purchase agreement we entered into with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P., investment funds affiliated with Rhône Capital L.L.C.

Dividends on the preferred stock are due on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 2014. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of common stock for which the outstanding warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. Pursuant to a shareholders’ agreement entered into concurrently with the securities purchase agreement, each quarter we will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under our indenture for the 7 3/8% senior notes, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the board, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on our common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. Accrued dividends payable as of June 30, 2015, were $1,407,260. Dividend arrearage as of June 30, 2015, was $774,320. In July 2015, we paid 50%, or $316,470 of the dividend declared in April 2015. After giving effect to the July 2015 dividend payment, dividend arrearage was $1,090,790. See Note 12 to the Notes to Consolidated Financial Statements.

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

Repurchases of Common Stock. We have an existing stock repurchase program pursuant to which our board of directors has authorized the repurchase of $120 million of common stock and that expires on November 30, 2016.

For the fiscal year ended June 30, 2015, there were no share repurchases under the common stock repurchase program. As of June 30, 2015, we had repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method. See Note 14 to Notes to Consolidated Financial Statements.

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future operating or financial performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially from our forward-looking statements is set forth below, and most of these factors are discussed in greater detail under Item 1A – “Risk Factors” of this Annual Report on Form 10-K:

•

our ability to implement our 2014 Performance Improvement Plan and our 2016 Business Transformation Program or other restructuring or cost saving initiatives, our ability to realize the anticipated benefits of our 2014 Performance Improvement Plan, our 2016 Business Transformation Program and other restructuring or cost saving initiatives and/or changes in the timing of such benefits;

•

whether we will incur higher than anticipated costs, expenses or charges related to the implementation of our 2016 Business Transformation Program or any additional restructuring or cost savings activities, and/or changes in the expected timing of such costs, expenses or charges;

•

decisions or actions resulting from our continued reexamination of our business, including implementing any additional restructuring activities, and the timing and amount of any costs, expenses or charges that may be incurred as a result or the benefits anticipated to result from any such decisions or actions;

•	our ability to realize benefits from the strategic investment made by affiliates of Rhône Capital L.L.C. in our company;

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

•	our ability to protect our intellectual property rights and to operate our business without infringing the intellectual property rights of others;

•	the success, or changes in the timing or scope, of our new product launches, advertising and merchandising programs;

•	our ability to successfully manage our inventories;

•	the quality, safety and efficacy of our products;

•	the impact of competitive products and pricing;

•

our ability to (i) implement our growth strategy and acquire or license additional brands or secure additional distribution arrangements, (ii) successfully and cost-effectively integrate acquired businesses or new brands, (iii) successfully expand our geographic presence and distribution channels, and (iv) finance our growth strategy and our working capital requirements;

•

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations, and working capital requirements, and restrictive covenants in our revolving credit facility, second lien facility, and the indenture for our 7 3/8% senior notes;

•

our ability to realize sufficient cash flows from operations to meet our dividend and redemption obligations under the terms of our preferred stock, and our ability to comply with our other obligations relating to our preferred stock, including those set forth in the shareholders agreement relating thereto;

•	changes in product mix to less profitable products;

•	the retention and availability of key personnel;

•

changes in the legal, regulatory and political environment that impact, or will impact, our business, including changes to customs or trade regulations, laws or regulations relating to ingredients or other chemicals or raw materials contained in products, advertising or packaging, or accounting standards or critical accounting estimates;

•	the success of our Elizabeth Arden brand repositioning efforts and global business strategy;

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

•

the potential for significant impairment charges relating to our trademarks, goodwill, investments in other entities or other intangible assets, including license agreements, that could result from a number of factors, including such entities’ or brands’ business performance or downward pressure on our stock price; and

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

Interest Rate Risk

As of June 30, 2015, we had $8.3 million in borrowings and $3.3 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien facility. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien term facility are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien facility during the year ended June 30, 2015, and assuming there had been a two percentage point (200 basis points) change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2015 would have increased or decreased by approximately $1.8 million. See Note 8 to the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 120 countries around the world. During the fiscal year ended June 30, 2015, we derived approximately 43% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

As of June 30, 2015, our subsidiaries outside the United States held 32% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency of our subsidiaries into the U.S. dollar at current exchange rates is included in accumulated other comprehensive (loss) income in our consolidated balance sheets.

As of June 30, 2015, we had notional amounts of 13.8 million British pounds and 14.1 million Euros under open foreign currency contracts that expire between July 31, 2015 and May 31, 2016 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates. As of June 30, 2015, we had open foreign currency contracts for notional amounts of (i) 17.5 million Canadian dollars and 4.9 million Australian dollars used to hedge forecasted cost of sales that expire between July 31, 2015 and May 31, 2016, and (ii) 13.2 million Swiss francs to hedge forecasted operating costs that expire between July 31, 2015 and May 31, 2016.

We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized loss, net of taxes, recognized during the year ended June 30, 2015 from settled contracts was approximately $3.3 million. At June 30, 2015, the unrealized loss, net of taxes, associated with these open contracts of approximately $46,000 is included in accumulated other comprehensive (loss) income in our consolidated balance sheet. See Note 17 to the Notes to Consolidated Financial Statements.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. As of June 30, 2015, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the year ended June 30, 2015, was $2.1 million.

We do not utilize foreign exchange contracts for trading or speculative purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

(Remainder of page intentionally left blank)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2015 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of the other financial information that is included in the Company’s Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2015.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting for the year ended June 30, 2015, and has expressed an unqualified opinion in their report, which is included herein.

/s/ E. Scott Beattie	/s/ Rod R. Little
E. Scott Beattie	Rod R. Little
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 10, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elizabeth Arden, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

August 10, 2015

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except shares and par value)

	As of
	June 30, 2015	June 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$46,085	$56,308
Accounts receivable, net	105,414	160,806
Inventories	240,740	338,826
Deferred income taxes	2,206	3,742
Prepaid expenses and other assets	29,455	48,076

Total current assets	423,900	607,758

Property and equipment, net	105,821	116,806
Exclusive brand licenses, trademarks and intangibles, net	224,895	275,004
Goodwill	31,607	31,607
Debt financing costs, net	7,396	7,225
Deferred income taxes	2,739	5,213
Other	16,866	18,040

Total assets	$813,224	$1,061,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$8,300	$80,418
Accounts payable - trade	92,699	81,660
Other payables and accrued expenses	114,978	111,953

Total current liabilities	215,977	274,031

Long-term Liabilities
Long-term debt	355,634	356,432
Deferred income taxes and other liabilities	54,901	54,648

Total long-term liabilities	410,535	411,080

Total liabilities	626,512	685,111

Redeemable noncontrolling interest (see Note 12)	4,222	5,553

Commitments and contingencies (see Note 10)

Redeemable Series A Serial Preferred Stock, $0.01 par value 50,000 shares authorized: 50,000 shares issued and outstanding	50,000	—
Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,652,963 and 34,599,106 shares issued, respectively	347	346
Additional paid-in capital	375,796	356,260
(Accumulated deficit) retained earnings	(133,989)	112,337
Treasury stock (4,841,308 and 4,841,308 shares at cost, respectively)	(93,169)	(93,169)
Accumulated other comprehensive loss	(16,586)	(4,785)

Total Elizabeth Arden shareholders’ equity	132,399	370,989
Noncontrolling interest (See Note 12)	91	—

Total shareholders’ equity	132,490	370,989

Total liabilities, redeemable noncontrolling interest, redeemable preferred stock and shareholders’ equity	$813,224	$1,061,653

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended June 30,
	2015	2014	2013
Net sales	$971,098	$1,164,304	$1,344,523
Cost of goods sold:
Cost of sales	614,736	686,906	709,344
Depreciation related to cost of goods sold	7,710	7,742	6,386

Total cost of goods sold	622,446	694,648	715,730

Gross profit	348,652	469,656	628,793

Operating expenses
Selling, general and administrative	497,004	489,803	517,250
Depreciation and amortization	40,773	44,392	39,583

Total operating expenses	537,777	534,195	556,833

(Loss) income from operations	(189,125)	(64,539)	71,960

Other expense
Interest expense, net	29,626	25,825	24,309
Debt extinguishment charges	239	—	—

Other expense, net	29,865	25,825	24,309

(Loss) income before income taxes	(218,990)	(90,364)	47,651
Provision for income taxes	6,297	56,832	6,940

Net (loss) income	(225,287)	(147,196)	40,711
Net loss attributable to noncontrolling interests (See Note 11)	(1,294)	(1,468)	—

Net (loss) income attributable to Elizabeth Arden shareholders	(223,993)	(145,728)	40,711
Less: Accretion and dividends on preferred stock (See Note 12)	22,333	—	—

Net (loss) income attributable to Elizabeth Arden common shareholders	$(246,326)	$(145,728)	$40,711

Net (loss) income per common share attributable to Elizabeth Arden shareholders:
Basic	$(8.26)	$(4.90)	$1.37

Diluted	$(8.26)	$(4.90)	$1.33

Weighted average number of common shares:
Basic	29,804	29,720	29,672

Diluted	29,804	29,720	30,539

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	Year Ended June 30,
	2015	2014	2013
Net (loss) income	$(225,287)	$(147,196)	$40,711

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(13,918)	2,385	(6,004)
Net unrealized cash flow hedging gain (loss) (2)	2,117	(2,760)	428

Total other comprehensive loss, net of tax	(11,801)	(375)	(5,576)

Comprehensive (loss) income	(237,088)	(147,571)	35,135
Net loss attributable to noncontrolling interests	(1,294)	(1,468)	—

Comprehensive (loss) income attributable to Elizabeth Arden shareholders	$(235,794)	$(146,103)	$35,135

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S subsidiaries.
(2)	Net of tax expense of $415 and $26 for the years ended June 30, 2015 and 2013, respectively, and net of tax benefit of $420 for the year ended June 30, 2014.

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

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Elizabeth Arden Shareholders	Noncontrolling	Total Shareholders
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity	Interest	Equity
Balance as of July 1, 2014	34,599	$346	$356,260	$112,337	(4,841)	$(93,169)	$(4,785)	$370,989	$—	$370,989
Issuance of restricted stock, net of forfeitures and tax withholdings	54	1	(384)	—	—	—	—	(383)	—	(383)
Amortization of share-based awards	—	—	5,165	—	—	—	—	5,165	—	5,165
Issuance of warrants to purchase common stock	—	—	14,144	—	—	—	—	14,144	—	14,144
Excess tax benefit from share-based awards	—	—	611	—	—	—	—	611	—	611
Net (loss) income (1)	—	—	—	(223,993)	—	—	—	(223,993)	36	(223,957)
Noncontrolling interest contribution at startup	—	—	—	—	—	—	—	—	55	55
Preferred stock accretion to redemption value	—	—	—	(20,151)	—	—	—	(20,151)	—	(20,151)
Preferred stock dividends	—	—	—	(2,182)	—	—	—	(2,182)	—	(2,182)
Foreign currency translation adjustments	—	—	—	—	—	—	(13,918)	(13,918)	—	(13,918)
Net unrealized cash flow hedging gain	—	—	—	—	—	—	2,117	2,117	—	2,117

Balance as of June 30, 2015	34,653	$347	$375,796	$(133,989)	(4,841)	$(93,169)	$(16,586)	$132,399	$91	$132,490

(1)	Excludes the net loss for the redeemable noncontrolling interest which is recorded in the mezzanine section of the consolidated balance sheet. See Note 12.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended June 30,
	2015	2014	2013
Operating activities:

Net (loss) income	$(225,287)	$(147,196)	$40,711
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,483	52,134	45,969
Asset impairments	42,958	6,490	—
Amortization of senior note offering and credit facility costs	1,558	1,499	1,367
Amortization of senior note premium	(798)	(318)	—
Amortization of share-based awards	5,165	5,783	5,607
Debt extinguishment charges	239	—	—
Deferred income taxes	4,958	54,105	(1,055)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	48,332	53,082	(25,112)
Decrease (increase) in inventories	92,745	(24,748)	(21,597)
Decrease (increase) in prepaid expenses and other assets	17,150	(10,916)	7,053
Increase (decrease) in accounts payable	13,581	(33,384)	39,390
Increase (decrease) in other payables and accrued expenses	6,134	4,352	(29,612)
Other	(1,191)	1,072	(630)

Net cash provided by (used) in operating activities	54,027	(38,045)	62,091

Investing activities:
Additions to property and equipment	(23,870)	(46,556)	(40,523)
Acquisition of businesses, intangibles and other assets	(6,264)	(5,100)	(8,068)
Cash received from consolidation of variable interest entity	55	574	—

Net cash used in investing activities	(30,079)	(51,082)	(48,591)

Financing activities:
Payments on short-term debt	(72,118)	(9,782)	(1,200)
Proceeds from long-term debt	—	106,750	—
Proceeds from the issuance of preferred stock and warrants, net of issuance costs	43,993	—	—
Repurchase of common stock	—	(5,393)	(12,905)
Proceeds from the exercise of stock options	—	2,085	7,589
Proceeds from the issuance of common stock under the employee stock purchase plan	—	2,136	2,267
Preferred stock dividend	(774)	—	—
Payments of contingent consideration related to acquisition	—	(4,914)	(4,960)
Payments to noncontrolling interests	—	(4,979)	—
Financing fees paid	(1,959)	(2,173)	—
Payments under capital lease obligations	(117)	(93)	(5)

Net cash (used in) provided by financing activities	(30,975)	83,637	(9,214)

Effects of exchange rate changes on cash and cash equivalents	(3,196)	124	(1,692)
Net (decrease) increase in cash and cash equivalents	(10,223)	(5,366)	2,594
Cash and cash equivalents at beginning of year	56,308	61,674	59,080

Cash and cash equivalents at end of year	$46,085	$56,308	$61,674

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year, net of amounts capitalized	$29,479	$23,100	$22,724

Income taxes paid during the year	$1,110	$8,762	$10,233

Supplemental Disclosure of Non-Cash Flow Information:
Additions to property and equipment (not included above)	$3,918	$5,315	$8,340

Accretion on preferred stock (not included above)	$20,151	$—	$—

Dividends on preferred stock (not included above)	$1,407	$—	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	General Information and Summary of Significant Accounting Policies

Organization and Business Activity. Elizabeth Arden, Inc. (the “Company” or “our”) is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 120 countries internationally.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company’s wholly-owned domestic and international subsidiaries as well as variable interest entities (“VIEs”) of which the Company is the primary beneficiary in accordance with consolidation accounting guidance. See Note 11 for information on the consolidated VIEs. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity. During fiscal 2014, the Company began a comprehensive review of its entire business model and cost structure to identify initiatives to reduce the size and complexity of its overhead structure and to exit low-return businesses, customers and brands, in order to improve gross margins and profitability in the long term. There are risks and uncertainties associated with the execution of the Company’s business plan, including the general economic and retail environment. The Company’s ability to fund operations and capital expenditures in the future is dependent upon the ability to generate cash from operations, maintain or improve margins and to borrow funds available under its credit facilities. As further described in Note 8 (Short Term Debt), the Company maintains a revolving bank credit facility (the “Credit Facility”) and a second lien credit facility (the “Second Lien Facility”) with its lenders. The Credit Facility has only one financial covenant, a debt service coverage ratio that applies only if the Company does not have the requisite average borrowing base capacity and borrowing availability. The debt service coverage ratio did not apply during the year ended June 30, 2015, and the Company’s debt service coverage ratio was less than 1.1 to 1 for the fiscal year ended June 30, 2015.

Based upon its business strategies and initiatives for fiscal 2016, the Company does not anticipate that its borrowing capacity and/or borrowing availability will fall below the applicable thresholds in its Credit Facility. The Second Lien Facility, which has borrowing availability of up to $30 million with no outstanding borrowings at June 30, 2015, will mature in January 2016. Although utilization of these funds has been contemplated in the Company’s current projection of its fiscal 2016 liquidity needs, if the Second Lien Facility is not extended or renewed upon its maturity, and/or the Company requires additional liquidity to fund operations, the Company also believes it has the ability to postpone or reduce certain expenditures, such as capital expenditures, in a manner that the Company believes is sufficient to create the liquidity necessary to fund operations.

A deterioration in the economic and retail environment or continued challenges in the Company’s operating performance, however, could cause the Company to default under its Credit Facility if it does not have the requisite average borrowing base capacity or borrowing availability and also fails to meet the financial maintenance covenant set forth in the Credit Facility. In such an event, the Company would not be allowed to borrow under these facilities and may not have access to the capital necessary to meet its operating and investing needs. In addition, a default under its Credit Facility or Second Lien Facility that causes acceleration of the debt under either facility could trigger a default under the Company’s outstanding 7 3/8% Senior Notes due March 2021 (the “7 3/8% Senior Notes”). In the event the Company is not able to borrow under either borrowing facility, it would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be.

Investments and Variable Interest Entities. During fiscal 2013 and 2014, the Company invested $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons (“Salon Holdings”). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2015, is included in other assets on the consolidated balance sheet. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor had the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. On February 2, 2015, the minority investor put its interest in Salon Holdings to the Company, and the Company paid the minority investor approximately $4 million in cash during the third quarter of fiscal 2015.

In fiscal 2014, the Company, through a subsidiary invested $6.0 million in US Cosmeceutechs, LLC (“USC”), a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note that bears interest at 1.5%, was convertible into 50% of the fully diluted equity interest of USC at any time at the option of the EA USC Subsidiary and also converted automatically upon the satisfaction of certain conditions. In December 2014, the EA USC Subsidiary invested an additional $2.0 million in USC and an existing $1.0 million demand loan to USC was incorporated as part of the convertible note. As a result of these transactions, the convertible note was amended and restated to reflect (i) an aggregate principal amount of $9 million (including the previously outstanding demand loan), and (ii) that once

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

converted, the convertible note will result in the Company owning 85.45% of the fully diluted equity interests in USC (inclusive of EA USC’s current equity interest). The other terms of the convertible note remained unchanged. Based on the Company’s investment in USC and the Company’s subsidiary’s controlling rights under the operating agreement, the Company has determined that USC is a variable interest entity, or VIE, of which the Company is the primary beneficiary, requiring consolidation of USC financial statements in accordance with Topic 810, Consolidation. See Note 11 for additional information on this investment and the consolidated VIE.

In January 2015, the Company, through a subsidiary, entered into a joint venture in the United Arab Emirates (the “joint venture”) with an unrelated third party. Based on the capitalization of the joint venture, the Company’s subsidiary has a 60% ownership interest and the third party has a 40% ownership interest. The joint venture will be responsible for the sale, promotion and distribution of the Company’s fragrance, skincare and cosmetics products in Middle Eastern and certain other countries. Under the terms of the joint venture agreement, the Company’s subsidiary has the option to purchase a 15% ownership interest from the third party after 15 years at a specified price based on the performance of the joint venture and also has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the joint venture agreement at a specified price based on the performance of the joint venture. Based on the Company’s subsidiary’s equity interest in the joint venture and the Company’s subsidiary’s controlling rights under the operating agreement, the Company has determined that the joint venture is a VIE, requiring consolidation of the joint venture’s financial statements in accordance with Topic 810, Consolidation. See Note 11 for additional information on this investment and the consolidated VIE.

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

Revenue Recognition. Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectability of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances, which are granted to certain of the Company’s customers and are subject to the Company’s authorization and approval. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical and projected experience and considering current external factors and market conditions. During the years ended June 30, 2015, 2014 and 2013, one customer accounted for an aggregate of 12%, 12% and 11%, respectively, of the Company’s net sales.

Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as their functional currency are translated at year-end rates of exchange, while sales and expenses are translated at weighted average rates of exchange. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other accumulated comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in net unrealized losses of $13.9 million and $6.0 million for the years ended June 30, 2015 and 2013, respectively, and net unrealized gains of $2.4 million for the year ended June 30, 2014. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries’ statements of operations. Such amounts resulted in net losses of $6.7 million, $0.8 million and $1.5 million for the years ended June 30, 2015, 2014 and 2013, respectively.

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

The Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long-term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. There were no triggering events identified, and therefore no such adjustments were recorded for the year ended June 30, 2013. See Note 7.

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

Debt Issuance Costs and Debt Premium. Debt issuance costs, transaction fees and debt premium, which are associated with the issuance of the senior notes, the revolving credit facility and the second lien facility (see Note 8), are being amortized and charged to interest expense, or in the case of debt premium recorded as interest income, over the term of the related notes or the term of the applicable credit facility. In any period in which the senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed and the unamortized debt premium relating to the notes being redeemed is recorded as a reduction in interest expense. See Note 9.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Advertising and Promotional Costs. Advertising and promotional costs that are paid directly to customers for goods and services provided (primarily co-op advertising and certain direct selling costs) are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs that are not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs include promotions, direct selling, co-op advertising and media placement. Advertising and promotional costs for the years ended June 30, 2015, 2014 and 2013 were as follows:

	Year Ended June 30,
(Amounts in millions)	2015	2014	2013
Advertising and promotional costs	$297.5	$367.8	$414.1

Income Taxes. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities and certain other adjustments. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or, that future deductibility is uncertain. Commencing with the fourth quarter of 2014, the Company began recording valuation allowances against its U.S. deferred tax assets as a non-cash charge to income tax expense. Also, commencing in fiscal 2015, for certain foreign operations, the Company began recording valuation allowances against our deferred tax assets in such foreign operations as non-cash charges to income tax expense. The valuation allowances for net deferred tax assets will prevent the Company from recording tax benefits on future losses in the affected operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. See Note 13.

The Company has not provided for taxes on undistributed earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. During the fourth quarter of fiscal 2015, the Company finalized an intercompany loan agreement between a foreign subsidiary, incorporated in Switzerland, and a U.S. subsidiary. Under the terms of the intercompany loan agreement, the foreign subsidiary loaned $42 million to the U.S subsidiary. The intercompany loan is payable on or before June 30, 2020. See Note 13.

The Company recognizes in its consolidated financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. While the Company believes that its assessments of whether its tax positions are more likely than not to be sustained are reasonable, each assessment is subjective and requires the use of significant judgments. As a result, one or more of such assessments may be challenged by the relevant tax authorities, which could result in a change to net income if such position is not sustained.

Hedge Contracts. The Company has designated each foreign currency contract entered into as of June 30, 2015, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive (loss) income on the consolidated balance sheet. Gains and losses will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Payables and Accrued Expenses. A summary of the Company’s other payables and accrued expenses as of June 30, 2015 and 2014, is as follows:

(Amounts in thousands)	June 30, 2015	June 30, 2014
Accrued advertising, promotion and royalties	$30,279	$29,613
Accrued employee-related benefits	28,116	21,325
Accrued value added taxes	4,083	5,077
Accrued interest	7,855	7,939
Freight	2,815	4,005
Other accruals	41,830	43,994

Total other payables and accrued expenses	$114,978	$111,953

Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive (loss) income items. The Company’s accumulated other comprehensive (loss) income shown on the consolidated balance sheets at June 30, 2015 and June 30, 2014, consists of foreign currency translation adjustments, which are not adjusted for income taxes as such amounts relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company’s foreign currency contracts, respectively.

The components of accumulated other comprehensive loss as of June 30, 2015, 2014 and 2013, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Cumulative foreign currency translation adjustments	$(16,540)	$(2,622)	$(5,007)
Unrealized hedging (loss) gain, net of taxes	(46)	(2,163)	597

Accumulated other comprehensive loss	$(16,586)	$(4,785)	$(4,410)

Fair Value of Financial Instruments. The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. The Company follows the guidance under Topic 820, Fair Value Measurements and Disclosures. See Note 16.

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

Out-Of-Period Adjustments. During the year ended June 30, 2014, the Company recorded two out-of-period adjustments to correct errors for deferred taxes and taxes recoverable in one of our foreign affiliates. For the year ended June 30, 2014, income before income taxes decreased by $0.5 million, income tax expense decreased by $0.8 million, and net income attributable to Elizabeth Arden shareholders increased by $0.3 million. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the then current or prior period consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the year ended June 30, 2013, the Company recorded out-of-period adjustments to correct an error related to deferred taxes. Income tax expense increased and net income decreased by $0.9 million. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the then current or prior period consolidated financial statements.

NOTE 2.	Net (Loss) Income Per Share attributable to Elizabeth Arden shareholders

Basic net (loss) income per share attributable to Elizabeth Arden common shareholders is computed by dividing the net (loss) income attributable to Elizabeth Arden common shareholders by the weighted average shares of the Company’s outstanding common stock, $.01 par value per share (“Common Stock”). The calculation of net (loss) income attributable to Elizabeth Arden common shareholders per diluted share is similar to basic net (loss) income per share attributable to Elizabeth Arden common shareholders except that the denominator includes potentially dilutive Common Stock, such as stock options, non-vested restricted stock and restricted stock units, and warrants to purchase common stock. For the years ended June 30, 2015 and 2014, diluted net loss per share equals basic net loss per share as the assumed exercise of stock options, non-vested restricted stock and restricted stock units, warrants and, in the case of the fiscal year ended June 30, 2014, the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

The following table represents the computation of net (loss) income per share attributable to Elizabeth Arden common shareholders:

	Year Ended June 30,
(Amounts in thousands, except per share data)	2015	2014	2013
Basic
Net (loss) income attributable to Elizabeth Arden common shareholders	$(246,326)	$(145,728)	$40,711

Weighted average shares outstanding	29,804	29,720	29,672

Net (loss) income per basic share attributable to Elizabeth Arden common shareholders	$(8.26)	$(4.90)	$1.37

Diluted
Net (loss) income attributable to Elizabeth Arden common shareholders	$(246,326)	$(145,728)	$40,711

Weighted average basic shares outstanding	29,804	29,720	29,672
Potential common shares - treasury method	—	—	867

Weighted average shares and potential diluted shares	29,804	29,720	30,539

Net (loss) income per diluted share attributable to Elizabeth Arden common shareholders	$(8.26)	$(4.90)	$1.33

The following table shows the number of number of common stock equivalents that were outstanding for the years ended June 30, 2015, 2014 and 2013, which were not included in the net income per diluted share attributable to Elizabeth Arden common shareholders calculation because to do so would have been anti-dilutive:

	Year Ended June 30,
	2015	2014	2013
Number of shares	3,555,917	623,805	90,100

NOTE 3.	2014 Performance Improvement Plan, 2016 Business Transformation Program and Other Restructuring

The 2014 Performance Improvement Plan was approved by the Company’s Board of Directors on June 23, 2014. Under the 2014 Performance Plan, during fiscal 2015 the Company completed the closure of its Puerto Rico affiliate; exited a large, unprofitable customer in Canada; improved its distribution quality; made changes to its distribution strategy in China and other markets; entered into a joint venture for the distribution of its products in the Middle East; discontinued certain unprofitable products, eliminating complexity in its supply chain; and significantly reduced its global headcount. During the fourth quarter of fiscal 2015, the Company also reviewed its portfolio of fragrance brands in light of the recent sales performance and forecasts of certain brands, as well as industry trends, in order to identify strategies to simplify, and optimize the performance of, its fragrance brand portfolio, which resulted in the Company (i) adopting changes in its go-to-market strategy for certain fragrance brands, and (ii) reducing the number of stock-keeping units of certain brands.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During fiscal 2015, the Company incurred approximately $94.6 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. Since inception the Company has incurred approximately $150.5 million of pre-tax charges in connection with the 2014 Performance Improvement Plan. The Company does not expect to incur any additional charges in fiscal 2016 in connection with the 2014 Performance Improvement Plan. The pre-tax charges for the year ended June 30, 2015 and since inception consisted of the following:

Year Ended June 30, 2015:
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total
Returns and markdowns	$28,227	$—	$—	$28,227
Inventory write-downs	—	53,214	—	53,214
Asset impairments and related charges	—	—	165	165
Severance and other employee-related costs	—	—	1,976	1,976
Other	—	—	11,034	11,034

Total	$28,227	$53,214	$13,175	$94,616

Since Inception:
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Selling, General and Administrative	Total
Returns and markdowns (1)	$37,691	$—	$—	$37,691
Inventory write-downs (2)	—	83,400	—	83,400
Asset impairments and related charges(3)	—	—	9,839	9,839
Severance and other employee-related costs(4)	—	—	8,014	8,014
Other(5)	—	—	11,565	11,565

Total	$37,691	$83,400	$29,418	$150,509

(1)	Related to changes in the Company’s distribution strategy in China, the closing of the Company’s Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships, changes in pricing and distribution strategies of certain fragrance products, and non-renewal and expiration of certain fragrance license agreements.
(2)	Related to the expiration, non-renewal and wind-down of fragrance license agreements, changes in pricing and distribution strategies and discontinuation of certain products.
(3)	Related primarily to changes in pricing and distribution strategies and non-renewal and expiration of fragrance license agreements.
(4)	Severance and other employee-related costs associated with reduction in global headcount positions.
(5)	Consists primarily of transition expenses and customer and vendor contract termination costs.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2015, the related liability balance and activity for costs associated with the 2014 Performance Improvement Plan are as follows:

(Amounts in thousands)	Severance and Other Employee- Related Costs	Other	Total
Liability balance at June 30, 2014	$5,427	$531	$5,958
Accruals(1)	1,151	2,163	3,314
Cash payments-First Quarter Fiscal 2015	(4,643)	(2,694)	(7,337)

Liability balance at September 30, 2014	$1,935	$—	$1,935
Accruals(1)	769	4,672	5,441
Cash payments-Second Quarter Fiscal 2015	(1,102)	(2,026)	(3,128)

Liability balance at December 31, 2014	$1,602	$2,646	$4,248
Accruals(1)	97	40	137
Cash payments-Third Quarter Fiscal 2015	(1,206)	(699)	(1,905)

Liability balance at March 31, 2015	$493	$1,987	$2,480
Accruals(1)	(40)	4,159	4,119
Cash payments-Fourth Quarter Fiscal 2015	(453)	(4,202)	(4,655)

Liability balance at June 30, 2015 (2)	$—	$1,944	$1,944

(1)	Included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
(2)	The Company expects to pay the balance of these liabilities by the second quarter of fiscal 2016.

During the year ended June 30, 2015, and in addition to the items discussed above under the 2014 Performance Improvement Plan, the Company recorded approximately $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. See Note 7 for further discussion.

During the fourth quarter of fiscal 2015, the Company identified certain additional restructuring and cost savings initiatives that it expects to implement during fiscal 2016 (the “2016 Business Transformation Program”). The 2016 Business Transformation Program is intended to further align the Company’s organizational structure and distribution arrangements with the current needs and demands of its business in order to improve the Company’s go-to-market capability and execution and streamline its organization. Under the 2016 Business Transformation Program, the Company expects to incur approximately $23 million to $28 million in pre-tax charges, primarily during fiscal 2016. In connection with the 2016 Business Transformation Program, during the fourth quarter of fiscal 2015, the Company recorded approximately $2.4 million of pre-tax charges, comprised of $1.6 million for severance and other employee-related costs and approximately $0.8 in lease termination costs. At June 30, 2015, approximately $0.2 million in cash payments had been made in connection with these charges, and the balance is expected to be paid in fiscal 2016.

In August 2013, the Company separately announced that it expected to incur approximately $5 million in severance and other employee-related expenses, and related transition costs and expenses in fiscal 2014 due to the Company’s decision to eliminate certain sales and other positions across various business units that were being eliminated to derive expense savings and additional operating efficiencies (the “Fall 2013 Staff Reduction”). In the third quarter of fiscal 2014, the Company increased its estimate of the expenses to be incurred in connection with the Fall 2013 Staff Reduction from $5 million to $6 million. During the fiscal year ended June 30, 2014, the Company incurred a total of $6.0 million of severance and other employee-related expenses, and related transition costs with respect to the the Fall 2013 Staff Reduction, of which $2.8 million was recorded in selling, general, and administrative expenses, and $3.2 million was recorded in cost of goods sold. All restructuring expenses with respect to the Fall 2013 Staff Reduction 2013 were paid as of June 30, 2014.

As described in Note 20, none of the expenses discussed above have been attributed to any of the Company’s reportable segments and are included in unallocated corporate expenses.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.	Accounts Receivable, Net

The following table details the provisions and allowances established for potential losses from uncollectible accounts receivable and estimated sales returns in the ordinary course of business:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Allowance for Bad Debt:
Beginning balance	$3,148	$3,481	$5,883
Provision (Recovery)	879	(191)	462
Write-offs, net of recoveries	(1,447)	(142)	(2,864)

Ending balance	$2,580	$3,148	$3,481

Allowance for Sales Returns:
Beginning balance	$26,566	$19,533	$16,548
Provision (1)	68,328	91,826	72,939
Actual returns (1)	(74,418)	(84,793)	(69,954)

Ending balance	$20,476	$26,566	$19,533

(1)	The decrease in fiscal 2015 compared to fiscal 2014 was primarily due to the overall decrease in sales including lower sales to North America prestige retailers and specialty beauty store customers that have return rights. The increase in fiscal 2014 compared to fiscal 2013 was primarily due to the Elizabeth Arden brand repositioning and the 2014 Performance Improvement Plan.

NOTE 5.	Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2015	2014
Raw and packaging materials	$19,943	$51,406
Work in progress	13,915	22,262
Finished goods	206,882	265,158

Totals (1)	$240,740	$338,826

(1)	The decrease in fiscal 2015 compared to fiscal 2014 was primarily due to lower purchases and inventory write-downs under the 2014 Performance Improvement Plan.

NOTE 6.	Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated
(Amounts in thousands)	2015	2014	Life
Land	$—	$64	—
Building and building improvements	—	700	—
Leasehold improvements	28,302	27,761	2 – 10
Machinery, equipment, furniture and fixtures and vehicles	16,549	16,675	5 – 14
Computer equipment and software	84,753	59,097	3 – 10
Counters and trade fixtures	69,769	67,506	3 – 5
Tools and molds	30,862	29,822	1 – 3

	230,235	201,625
Less accumulated depreciation	(128,829)	(102,570)

	101,406	99,055
Projects in progress	4,415	17,751

Property and equipment, net	$105,821	$116,806

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2015, the gross value of property and equipment under capital leases was approximately $561,000 or $333,000, net of accumulated depreciation, and consists of computer equipment and software. Total depreciation expense, including depreciation recorded in cost of goods sold, for the years ended June 30, 2015, 2014 and 2013, was as follows:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Depreciation expense	$33,293	$32,605	$26,342

NOTE 7.	Exclusive Brand Licenses, Trademarks and Intangibles, Net and Goodwill

The following summarizes the cost basis, amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2015	Weighted Average Estimated Life	June 30 , 2014	Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	Indefinite	$122,415	Indefinite
Exclusive brand licenses and related trademarks	107,748	16	162,771	14
Exclusive brand trademarks and patents	106,458	16	102,064	16
Other intangibles (1)	18,588	18	18,580	18

Exclusive brand licenses, trademarks and intangibles, gross	355,209		405,830
Accumulated amortization:
Exclusive brand licenses and related trademarks	(66,658)		(72,018)
Exclusive brand trademarks and patents	(55,894)		(52,185)
Other intangibles	(7,762)		(6,623)

Exclusive brand licenses, trademarks and intangibles, net	$224,895		$275,004

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

At June 30, 2015, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment.

Goodwill and intangible assets with indefinite lives, such as the Company’s Elizabeth Arden trademarks, are not amortized, but rather assessed for impairment at least annually. An annual impairment assessment is performed during the fourth quarter of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangibles may not fully be recoverable. The Company follows the guidance in Topic 350, Intangibles-Goodwill and Other, which simplifies how an entity assesses goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment assessment. During the quarter ended June 30, 2015, the Company completed the Company’s annual impairment assessment of goodwill using the guidance under Topic 350 and the analysis indicated that no impairment adjustment was required. Similarly, no such adjustments for impairment of goodwill were recorded for the fiscal years ended June 30, 2014 or 2013.

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

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2015, the Company completed its annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these assets, the Company considered the income approach for the Elizabeth Arden trademarks. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. Similarly, no such adjustments for impairment of the Elizabeth Arden trademarks were recorded for the fiscal years ended June 30, 2014 or 2013.

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

During the fourth quarter of fiscal 2014, the Company decided (i) not to renew its True Religion license agreement which expired on June 30, 2014, and (ii) that it will not renew its BCBGMAXAZRIA license agreement once it expires in January 2017. At the time of the acquisition of the licenses from New Wave Fragrances LLC in May 2012, the Company assumed it would exercise its renewal options for both licenses and estimated the useful lives to be approximately six years for the True Religion license and 9.5 years for the BCBGMAXAZRIA license. The decision not to exercise the renewal options for both licenses triggered an impairment analysis for each license. As a result, the Company recorded an impairment charge of approximately $5.8 million during the fourth quarter of fiscal 2014, to reduce the carrying values for both the True Religion and BCBGMAXAZRIA licenses. There were no triggering events identified, and therefore no such adjustments were recorded for the year ended June 30, 2013.

The Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets.

Amortization expense for the years ended June 30, 2015, 2014 and 2013, was $15.2 million, $19.5 million and $19.6 million, respectively. At June 30, 2015, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	2016	2017	2018	2019	2020
Amortization expense	$11.3	$10.0	$9.9	$9.8	$9.7

NOTE 8.	Short-Term Debt

At June 30, 2015, the Company had a $300 million Credit Facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. In December 2014, the Credit Facility was amended to among other things, (i) extend its maturity date from January 2016 to December 2019, and (ii) revise the interest rate and unused commitment fee applicable under the Credit Facility. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions.

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

The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the Credit Facility, or (b) the Company’s borrowing availability under the Credit Facility, plus domestic cash and cash equivalents, is less than $20 million at any time. The Company’s average borrowing base capacity and borrowing availability for each of the quarters during fiscal 2015 did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2015. The Company’s debt service coverage ratio was less than 1.1 to 1 for the fiscal year ended June 30, 2015.

Under the terms of the Credit Facility, the Company may pay dividends or repurchase common stock if (a) it maintains a debt service coverage ratio of not less than 1.1 to 1.0 and maintains borrowing base capacity plus domestic cash and cash equivalents, in each case after giving effect to the applicable payment, of (i) at least $30 million from February 1 to August 31, and (ii) at least $35 million from September 1 to January 31, or (b) it maintains borrowing base capacity plus domestic cash and cash equivalents of (i) at least $40 million from February 1 to August 31, and (ii) at least $45 million from September 1 to January 31.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Borrowings under the credit portion of the Credit Facility continue to bear interest at a floating rate based on an “Applicable Margin” that is determined by reference to a debt service pricing ratio. At the Company’s option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans now ranges from 1.50% to 2.50% and ranges from 0% to 1.0% for base rate loans. The Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company’s borrowing base is in effect, is 1.0% higher. The unused commitment fee under the Credit Facility rate is 0.375% per annum and is based on quarterly average utilization.

At June 30, 2015, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for base rate loans. For the fiscal years ended June 30, 2015 and 2014, the weighted average annual interest rate on borrowings under the Credit Facility was 2.7% and 2.1%, respectively.

The Company also has a Second Lien Facility with JPMorgan Chase Bank, N.A. providing the Company the ability to borrow up to $30 million on a revolving basis. The Second Lien Facility matures on January 2016. The Second Lien Facility is collateralized by a second priority lien on all of the Company’s U.S. accounts receivable and inventories, and the interest on borrowings charged under the Second Lien Facility is either (i) LIBOR plus an applicable margin of 3.25% or (ii) the base rate specified in the Second Lien Facility (which is comparable to prime rates) plus a margin of 1.75%. The unused commitment fee applicable to the Second Lien Facility ranges from 0.25% to 0.375% based on the quarterly average unused portion of the Second Lien Facility. To the extent the Company borrows amounts under the Second Lien Facility, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

At June 30, 2015, the Company had $8.3 million in borrowings and $3.1 million in letters of credit outstanding under the Credit Facility, compared with $78.0 million in borrowings and $3.3 million in letters of credit outstanding under the Credit Facility at June 30, 2014. At June 30, 2015 and 2014, the Company had no outstanding borrowings under the Second Lien Facility. At June 30, 2015, based on eligible accounts receivable and inventory available as collateral, the aggregate borrowing availability under the Credit Facility and Second Lien Facility was $141.0 million. In addition, at June 30, 2014, the Company also had $2.4 million in outstanding borrowings under a credit facility between a foreign subsidiary and HSBC Bank plc, which were repaid in fiscal 2015. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Facility as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

NOTE 9.	Long-Term Debt

The Company’s long-term debt consisted of the following:

(Amounts in thousands)	June 30, 2015	June 30, 2014
7 3/8% Senior Notes due March 2021	$350,000	$350,000
Unamortized premium on long-term debt	5,634	6,432

Total long-term debt	$355,634	$356,432

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

The scheduled maturities and redemptions of long-term debt at June 30, 2015 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2016 through 2020	$—
2021	350,000
After 2021	—

Total	$350,000

NOTE 10.	Commitments and Contingencies

The Company has lease agreements for all of the real property it uses. The Company’s leased office facilities are located in Miramar, Florida, Stamford, Connecticut, Bentonville, Arkansas, Minneapolis, Minnesota and New York, New York in the United States, and in Australia, Brazil, Canada, China, Denmark, France, Germany, Italy, New Zealand, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom. The Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2015, the Company has both operating and capital leases. The Company has a leased distribution and office facility in Roanoke, Virginia and a leased warehouse and returns processing facility in Salem, Virginia. The Company also has retail outlet stores that are located in Florida, New York, Texas, Georgia, Virginia, Nevada, Arizona, Pennsylvania and Massachusetts, and a retail location in New York City that is used for an Elizabeth Arden Red Door spa and retail store. The Company’s rent expense for operating leases for the years ended June 30, 2015, 2014 and 2013, was as follows:

	Year Ended June 30,
(Amounts in millions)	2015	2014	2013
Rent expense	$23.8	$24.9	$22.6

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2015, the Company’s long-term debt and financial obligations and commitments by due dates were as follows:

(Amounts in thousands)	Long-term Debt, including Current Portion	Interest Payments on Long- term Debt(1)	Operating Leases	Capital Leases	Purchase Obligations(2)	Other Long-term Obligations (3)	Total
2016	$—	$25,813	$18,375	$18	$209,804	$403	$254,413
2017	—	25,813	14,407	19	23,965	4,670	68,874
2018	—	25,813	10,596	—	13,773	4,670	54,852
2019	—	25,813	7,754	—	4,501	—	38,068
2020	—	25,813	6,080	—	2,164	—	34,057
and thereafter	350,000	19,359	16,906	—	—	—	386,265

Total	$350,000	$148,424	$74,118	$37	$254,207	$9,743	$836,529

(1)	Consists of interest at the rate of 7 3/8% per annum on the $350 million aggregate principal amount of 7 3/8% senior notes.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Excludes $17.2 million of gross unrecognized tax benefits recorded net of certain tax attributes in non-current deferred tax assets that, if not realized, would ultimately result in cash payments. The Company cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due. See Note 13.

During fiscal 2013 and 2014, the Company invested $9.7 million, including transaction costs, for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons (“Salon Holdings”). The investment, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2015, is included in other assets on the consolidated balance sheet. The Company entered into a co-investment agreement with another minority investor of Salon Holdings under which the minority investor had the ability to put its interest in Salon Holdings to the Company under certain circumstances, at a specified price based on the performance of Salon Holdings over the previous 12 month period. On February 2, 2015, the minority investor put its interest in Salon Holdings to the Company and the Company, paid the minority investor approximately $4 million in cash during the third quarter of fiscal 2015.

The Company is a party to a number of legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company’s cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company’s management believes that the outcome of such actions, proceedings, audits, tax audits, claims and disputes will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition or cash flows.

NOTE 11.	Noncontrolling Interests

In fiscal 2014, the Company, through a subsidiary (the “EA USC Subsidiary”), invested $6.0 million in USC, a skin care company that develops and sells skin care products into the professional dermatology and spa channels. The investment, which is in the form of a collateralized convertible note (the “Convertible Note”) that bears interest at 1.5%, was convertible into 50% of the fully diluted equity interest of USC at any time at the option of the EA USC Subsidiary, and also converts automatically upon the satisfaction of certain conditions. As of June 30, 2014, the note had not been converted.

Also in fiscal 2014, the EA USC Subsidiary purchased a 30% equity interest in USC from its sole equity member (the “Member”) for $3.6 million under the terms of a put-call agreement with the USC Member. Under the terms of the put-call agreement, the EA USC Subsidiary had an option to purchase the Member’s remaining 20% equity interest in USC at specified prices under certain circumstances based on USC’s performance, and similarly the Member has the ability to put its interest in USC to the Company at specified prices under certain circumstances based on USC’s performance. In accordance with Topic 480, Distinguishing Liabilities from Equity, the Company is required to classify the noncontrolling interest in USC as a “redeemable noncontrolling interest” in the mezzanine section of the Company’s consolidated balance sheet.

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

In December 2014, the EA USC Subsidiary invested an additional $2.0 million in USC and an existing $1.0 million demand loan to USC was incorporated as part of the Convertible Note. As a result of these transactions, the Convertible Note was amended and restated to reflect (i) an aggregate principal amount of $9 million (including the previously outstanding demand loan), and (ii) that once converted, the Convertible Note will result in the Company owning 85.45% of the fully diluted equity interests in USC (inclusive of EA USC’s current equity interest). The other terms of the Convertible Note remained unchanged. As a result of the December 2014 transactions, the Member’s remaining equity interest in USC that is subject to the put and call option is now 14.55%. As of June 30, 2015, the Convertible Note had not been converted.

The following provides an analysis of the change in the redeemable noncontrolling interest liability for the year ended June 30, 2015:

(Amounts in thousands)	Amount
Beginning as of June 30, 2014	$5,553
Net loss attributable to redeemable noncontrolling interests	(1,331)

Balance at June 30, 2015	$4,222

Effective January 4, 2015, the Company, through a subsidiary, entered into a joint venture in the United Arab Emirates (the “joint venture”) with an unrelated third party. Based on the capitalization of the joint venture, the Company’s subsidiary has a 60% ownership interest and the third party has a 40% ownership interest. The joint venture will be responsible for the sale, promotion and distribution of the Company’s fragrance, skincare and cosmetics products in Middle Eastern and certain other countries. Under the terms of the joint venture agreement, the Company’s subsidiary has the option to purchase a 15% ownership interest from the third party after 15 years at a specified price based on the performance of the joint venture and also has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the joint venture agreement at a specified price based on the performance of the joint venture.

Based on the terms of the joint venture agreement, the Company’s subsidiary has control of the board of managers and the power to direct activities that could have a substantial impact on the economic performance of the joint venture, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to the joint venture. Based on the Company’s subsidiary’s equity interest in the joint venture and the Company’s subsidiary’s controlling rights under the operating agreement, the Company has determined that the joint venture is a VIE, requiring consolidation of the joint venture’s financial statements in accordance with Topic 810, Consolidation. The unrelated third party’s interest in the joint venture is classified as a “noncontrolling interest” in the shareholders’ equity section of the Company’s consolidated balance sheet.

NOTE 12.	Redeemable Preferred Stock and Warrants

On August 19, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (each a “Purchaser” and together, the “Purchasers”), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the Securities Purchase Agreement, for aggregate cash consideration of $50 million, the Company issued to the Purchasers an aggregate of 50,000 shares of the Company’s newly designated Series A Serial Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with detachable warrants to purchase up to 2,452,267 shares of the Company’s Common Stock (the “Warrants”). Concurrently with the execution of the Securities Purchase Agreement, the Company also entered into a Shareholders Agreement with the Purchasers (the “Shareholders Agreement”). The issuance and sale of the Preferred Stock and Warrants were exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Pursuant to the Shareholders Agreement, each quarter the Company will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of Preferred Stock are entitled under the articles of amendment designating the rights of the Preferred Stock (the “Articles of Amendment”), unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under the Company’s indenture, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the Board, in which case the Company will declare and pay in cash the maximum amount permitted to be paid in cash.

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

In the event of a Change of Control of the Company (as defined in the Company’s Articles of Amendment) at a price per share of Common Stock below $24.00, the holders of the Preferred Stock will have the right to require the Company to repurchase each share of Preferred Stock held by such holder for cash at the following prices and times (provided that doing so does not cause a default or event of default under the Company’s indenture, credit facilities and certain other debt documents and there are sufficient funds legally available therefor):

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

So long as the Purchasers (or their affiliates) beneficially own a majority of the outstanding shares of Preferred Stock, the holders of a majority of such outstanding shares, voting separately as a class, will have the right (the “Designation Rights”) to elect the following number of directors to the Board of the Company at any meeting of shareholders of the Company (or by written consent) at which directors are to be elected, designated or appointed : (i) if the Percentage Interest (as defined in the Shareholders Agreement) as of the record date for such meeting (or action by written consent) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, one member of the Board; or (ii) if the Percentage Interest as of the record date for such meeting (or action by written consent) is equal to or greater than 20%, two members of the Board. As of October 24, 2014 and June 30, 2015, the Purchasers’ Percentage Interest was approximately 20.2%. Effective on October 28, 2014, the Purchasers elected M. Steven Langman and Franz-Ferdinand Buerstedde to serve on the Board.

Except as required by law or otherwise provided in the Articles of Amendment, the holders of shares of Preferred Stock will be entitled to vote together as one class with holders of the Company’s Common Stock on all matters submitted to a vote of the Company’s shareholders. Each share of Preferred Stock is entitled to a number of votes (rounded down to the nearest whole number)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Shareholders Agreement

Under the terms of the Shareholders Agreement, from and after the date the Purchasers are no longer entitled, in their capacity as holders of Preferred Stock, to elect directors to the Board pursuant to their Designation Rights, the Purchasers will have the right to jointly designate for election one member to the Company’s Board of Directors for so long as the Purchasers’ Percentage Interest (as defined in the Shareholders Agreement) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, and the right to designate for election an additional member to the Company’s Board if the Purchasers have an aggregate Percentage Interest equal to or exceeding 20% of the Company’s outstanding Common Stock.

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

Under Topic 480, if preferred shares are issued in conjunction with other securities, such as warrants, and the other securities meet the requirements for equity classification, the sales proceeds from the issuance should be allocated to each security based on their relative fair values. The fair value of the Preferred Stock was based on the present value of the dividends expected to be paid at the 5% annual rate over the next eight years until August 19, 2022, the first date that the preferred stock may be redeemed at the option of the holder at par, as well as the payment of the redemption amount of $50 million and any unpaid dividends due on August 19, 2022. In

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

determining the fair value of the Warrants, given the possibility that the Warrants may be exercised at the Company’s discretion under certain circumstances after August 19, 2019, as discussed above, the Company utilized a Monte Carlo simulation model using the assumptions below:

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

Through June 30, 2015, the Board has declared dividends of approximately $2,181,580 on the Preferred Stock of which $774,320 have been paid as of June 30, 2015. Accrued dividends payable as of June 30, 2015, were $1,407,260 and dividend arrearage as of June 30, 2015, was $774,320. In July 2015, the Company paid 50%, or $316,470 of the dividend declared in April 2015. After giving effect to the July 2015 dividend payment, dividend arrearage was $1,090,790.

The following table sets forth the accretion and dividends on the redeemable Preferred Stock for the year ended June 30, 2015:

(Amounts in thousands)	Year Ended June 30, 2015
Preferred stock accretion to redemption value	$20,151
Dividends accrued	2,182

Total	$22,333

NOTE 13.	Income Taxes

(Loss) income before income taxes consisted of the following for the fiscal years ended June 30, 2015, 2014 and 2013:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Domestic loss	$(183,351)	$(86,014)	$(17,164)
Foreign (loss) income	(35,639)	(4,350)	64,815

Total (loss) income before income taxes	$(218,990)	$(90,364)	$47,651

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of the provision for income taxes for the fiscal years ended June 30, 2015, 2014 and 2013, are as follows:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Current income taxes
Federal	$566	$—	$—
State	(7)	210	116
Foreign	780	2,517	7,879

Total current provision	$1,339	$2,727	$7,995

Deferred income taxes
Federal	$5,225	$54,085	$(980)
State	(192)	4,395	(471)
Foreign	(75)	(4,375)	396

Total deferred provision	$4,958	$54,105	$(1,055)

Total	$6,297	$56,832	$6,940

The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Year Ended June 30,
	2015		2014		2013
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rates	$(76,646)	35.0%	$(31,627)	35.0%	$16,678	35.0%
State taxes, net of federal benefits	(6,795)	3.1	(4,065)	4.5	(559)	(1.2)
Tax on foreign earnings at different rates from statutory rates	12,799	(5.8)	1,337	(1.5)	(8,792)	(18.4)
U.S. federal tax on foreign earnings	18,086	(8.2)	—	—	—	—
Research and development and foreign tax credits	118	(0.1)	(1,472)	1.6	(1,050)	(2.2)
Change in U.S. and foreign valuation allowance	58,823	(26.9)	90,160	(99.8)	31	0.1
Other	(88)	—	2,499	(2.7)	632	1.3

Total	$6,297	(2.9)%	$56,832	(62.9)%	$6,940	14.6%

The total income tax provision for the years ended June 30, 2014 and 2013 in the above table include out-of-period adjustments of $0.8 million and $0.9 million, respectively, to correct errors related to deferred taxes. For the year ended June 30, 2014, income before income taxes decreased by $0.5 million, income tax expense decreased by $0.8 million, and net income attributable to Elizabeth Arden shareholders increased by $0.3 million as a result of the out-of-period adjustments. For the year ended June 30, 2013, income tax expense increased and net income attributable to Elizabeth Arden shareholders decreased by $0.9 million as a result of the out-of-period adjustments. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R. 5771) was signed into law extending certain expiring provisions, including the Section 41 research credit. The new legislation applies retrospectively to January 1, 2014 through December 31, 2014 and resulted in a net tax benefit of approximately $160,000 for fiscal year 2014, which was recorded on a discrete basis in the second and third quarters of fiscal 2015. This tax benefit was fully offset by a U.S. valuation allowance.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2015	2014
Deferred tax assets
Accounts receivable	$303	$—
Accrued expenses	17,791	16,024
Stock-based compensation	5,096	3,716
Net operating loss carryforwards	88,351	50,798
Inventory	16,906	7,757
Research and development expenditures	5,623	7,009
Research and development tax incentives, foreign tax credits, alternative minimum tax and other tax credits	13,182	13,640
Other	5,686	3,682

Gross deferred tax assets	$152,938	$102,626

Deferred tax liabilities
Accounts receivable	$—	$(597)
Property, plant and equipment	(3,743)	(4,052)
Intangible assets	(31,381)	(45,959)
Unremitted Foreign Earnings	(13,065)	—
Other	(471)	(48)

Gross deferred tax liabilities	(48,660)	(50,656)

Valuation allowances	(148,236)	(90,549)

Total net deferred tax (liabilities) assets	$(43,958)	$(38,579)

The following table represents the classification of the Company’s net deferred tax liabilities:

	As of June 30,
(Amounts in thousands)	2015	2014
Current net deferred tax liabilities	$(6,463)	$(2,077)
Non-current net deferred tax liabilities	(37,495)	(36,502)

Total net deferred tax liabilities	$(43,958)	$(38,579)

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

Commencing with the fourth quarter of 2014, the Company has recorded valuation allowances against its U.S. deferred tax assets as a non-cash charge to income tax expense. In the fourth quarter of 2014, the Company recorded a valuation allowance of $89.5 million against its U.S. deferred tax assets and during the year ended June 30, 2015, the Company recorded an additional $51.9 million valuation allowance against such deferred tax assets. The Company has a U.S. cumulative taxable loss for the three-year period ended June 30, 2015 and the three-year period ended June 30, 2014, which is significant negative evidence in considering whether deferred tax assets are realizable and thus, the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. In addition to the cumulative three-year taxable loss, the Company considered the weaker than anticipated fiscal 2014 results, along with the impact that the Company’s announced 2014 Performance Improvement Plan had on its fiscal 2014 results, and was anticipated to have on fiscal 2015 earnings. In recording the valuation allowance, deferred tax liabilities associated with indefinite-lived assets generally cannot be and were not used as a source of taxable income to realize deferred tax assets with a definitive loss carryforward period.

Commencing in fiscal 2015, for certain of its foreign operations including Canada, Australia and Switzerland, the Company recorded valuation allowances against our deferred tax assets as non-cash charges to income tax expense. This decision was based on the projected three-year cumulative taxable loss in each of these jurisdictions for the three fiscal years ending June 30, 2015, as well as the Company’s consideration of the weight of positive and negative evidence.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Recording the valuation allowances does not restrict the Company’s ability to utilize the future net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in the applicable jurisdiction in periods prior to the expiration of the Company’s net operating losses. Recording the valuation allowances for the Company’s net deferred tax assets will not impact the Company’s cash flow for a number of years; however, it did have a direct negative impact on net income and shareholders’ equity for the fiscal years ended June 30, 2015 and 2014.

The following table represents the beginning and ending amounts for the deferred tax valuation allowance as of June 30, 2015, 2014 and 2013:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013

Beginning balance	$90,549	$356	$325
Additions charged to expense	58,823	90,160	31
Additions (credited) charged to other accounts	(1,136)	33	—
Net deductions	—	—	—

Ending balance	$148,236	$90,549	$356

At June 30, 2015, the Company’s consolidated balance sheet includes deferred tax assets, before valuation allowance, of $88.4 million from net operating losses, comprised of $71.9 million and $11.7 million of U.S. federal and state net operating losses, respectively, and $4.8 million of foreign net operating losses.

At June 30, 2015, the Company had U. S. federal operating loss carryforwards of $276.1 million that will begin to expire on June 30, 2024. At June 30, 2015, Company had state and local net operating loss carryforwards of $316.2 million that will begin to expire as follows: approximately $38.2 million at June 30, 2016, approximately $25.2 million at June 30, 2017, approximately $67.3 million during the period from 2018 to 2021, and approximately $185.5 million in 2022 and thereafter. An equivalent amount of federal and state taxable income would need to be generated in order to fully realize the U. S. federal and state net deferred tax assets before their expiration. In contrast to the U.S. Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount or have suspended the utilization of net operating losses for a specific period of time. As a result, in these states the Company’s net operating loss carryforwards are significantly higher than the federal net operating loss carryforward. To the extent that the Company does not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. The state and local net operating loss carryforwards have an effective tax rate of approximately 4.4%.

At June 30, 2015, the Company’s deferred tax assets, before valuation allowance, also included the following U.S. tax attributes with definitive lives as follows: foreign tax credits of $7.2 million that begin to expire in fiscal year 2016, federal research and development tax credits of $4.1 million that begin to expire in fiscal year 2021, and state research and development tax credits, net of federal tax benefit, of $1.0 million that begin to expire in fiscal year 2016. In addition, the Company had U.S. deferred tax assets with indefinite lives of $0.4 million related to alternative minimum tax credits, and $0.4 million related to state research and development tax credits as of June 30, 2015.

At June 30, 2015, the Company had foreign net operating loss carryforwards of approximately $19.9 million that will begin to expire in fiscal year 2016. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of foreign taxable income would need to be generated in order to fully realize the foreign net operating loss carryforwards. Due to the uncertainty of achieving sufficient taxable income in certain jurisdictions, and the near-term expiration of certain foreign net operating loss carryforwards, as of June 30, 2015, the Company has recorded valuation allowances of (i) $3.3 million against its Canada deferred tax assets, (ii) $2.2 million against its Australia deferred tax assets, and (iii) $1.5 million against its Swiss deferred tax assets.

During fiscal 2015, the Company repatriated $12.4 million of undistributed foreign earnings from three of its foreign subsidiaries, including a $2.1 million liquidating dividend resulting from the closure of its Puerto Rico affiliate, and has provided a net tax provision of $0.3 million on the repatriation of such earnings. During the fourth quarter of fiscal 2015, the Company finalized an intercompany loan agreement between a foreign subsidiary, incorporated in Switzerland, and a U.S. subsidiary. Under the terms of the intercompany loan agreement, the foreign subsidiary loaned $42 million to the U.S subsidiary. The intercompany loan is payable on or before June 30, 2020. For income tax purposes, a portion of the loan is includable in computing taxable income as a foreign investment in U.S. property, but no tax provision was included as a result of the Company’s valuation allowance. The Company has accrued a net provision of $2.1 million for estimated deferred taxes on a portion of unremitted foreign earnings that may be considered for repatriation in the future. The Company has not provided for taxes on the balance of approximately $279 million of undistributed

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets, before valuation allowance, relating to tax benefits of employee stock option awards have been reduced to reflect stock option exercises through the year ended June 30, 2015. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, windfall gross tax benefits of $32.5 million are not reflected in deferred tax assets. The deferred tax assets will be recognized with an offset to additional paid-in capital as the windfall reduces current taxes payable.

At June 30, 2015, the total amount of gross unrecognized tax benefits was $17.2 million. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2015, 2014 and 2013 was as follows:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013

Beginning balance	$13,220	$11,802	$7,335
Additions based on tax positions related to the current year	2,732	3,003	3,518
Additions for tax positions of prior years	1,231	1,543	949
Reductions for tax positions of prior years	—	(1,585)	—
Reductions due to closure of tax audits	—	(1,543)	—

Gross balance	17,183	13,220	11,802
Interest and penalties	—	—	—

Ending balance	$17,183	$13,220	$11,802

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company’s U.S. federal tax returns remains open for the year ended June 30, 2010 and subsequent fiscal years.

During the second quarter of fiscal 2014, the Internal Revenue Service (“IRS”) began an examination of the Company’s U.S. federal tax returns for the fiscal years ended June 30, 2010, 2011 and 2012 and is currently in progress. The year ended June 30, 2010, and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2010, and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods. For fiscal 2015 there were no interest or penalties recorded due to the Company having sufficient net operating losses to offset any unrecognized tax benefits that were recorded.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 14.	Repurchases of Common Stock

The Company has an existing stock repurchase program that expires on November 30, 2016, pursuant to which the Company’s Board has authorized the repurchase of up to $120 million of Common Stock.

For the year ended June 30, 2015, there were no share repurchases under the Common Stock repurchase program. As of June 30, 2015, the Company had repurchased 4,517,309 shares of Common Stock on the open market under the stock repurchase program since its inception in November 2005, at an average price of $18.88 per share and at a cost of approximately $85.3 million, including sales commissions, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

NOTE 15.	Stock Plans

At June 30, 2015, the Company had two active stock incentive plans, for the benefit of eligible employees and non-employee directors, the 2010 Stock Award and Incentive Plan and the 2014 Non-Employee Director Stock Award Plan. In addition, as of June 30, 2015, stock options previously granted under the Company’s 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Option Plan (the “2004 Director Plan”) were still outstanding, and restricted stock units previously granted under the 2004 Stock Incentive Plan were still outstanding. The 2004 Stock Incentive Plan and the 2004 Director Plan have expired by their terms and no further awards will be granted under any of these two plans. All four plans were adopted by the Board and approved by the Company’s shareholders.

The 2010 Stock Award and Incentive Plan (the “2010 Plan”), as amended in 2014, authorizes the Company to grant awards with respect to a total of 2,350,000 shares of Common Stock, of which a maximum of 1,175,000 shares may be awarded as full value awards. A full value award is any award other than a stock option or stock appreciation right, which is settled by the issuance of shares. The stock options awarded under the 2010 Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants cannot be lower than the closing price of the Common Stock on the date of grant. No option may be exercisable after the expiration of ten years from the date of grant. At June 30, 2015, 1,466,860 shares of Common Stock remained available for grant under the 2010 Plan, of which 659,124 shares can be issued as full value awards.

The 2014 Non-Employee Director Stock Award Plan (the “2014 Director Plan”) authorizes the Company to grant equity awards for up to 350,000 shares of Common Stock to the Company’s non-employee directors. Any stock options awarded under the 2014 Director Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant. The exercise price for stock option grants cannot be lower than the closing price of the Common Stock on the date of grant. No option may be exercisable after the expiration of ten years from the date of grant. At June 30, 2015, 282,800 shares of Common Stock remained available for grant under the 2014 Director Plan.

Employee Stock Purchase Plan. The Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was approved by the Board in August 2011. The 2011 ESPP was approved by the Company’s shareholders at the Company’s 2011 annual shareholders meeting in November 2011, and became effective on December 1, 2011. The 2011 ESPP authorizes the issuance of up to 1,000,000 shares of Common Stock under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. During the fourth quarter of fiscal 2014, the Company indefinitely suspended offerings under the ESPP following the May 30, 2014 purchase. At June 30, 2015, 819,881 shares of Common Stock remained available for purchase under the 2011 ESPP.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For the years ended June 30, 2015, 2014 and 2013, total share-based compensation expense charged against income for all stock plans was as follows:

	Year Ended June 30,
(Amounts in millions)	2015	2014	2013
Stock options	$1.6	$1.6	$1.7
Employee stock purchase plan	—	0.7	0.8
Restricted stock/restricted stock units	3.6	3.5	3.1

Total share-based compensation expense	$5.2	$5.8	$5.6

Tax benefit related to compensation cost	$1.2	$2.0	$0.9

As of June 30, 2015, there were approximately $8.0 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s share-based compensation plans. These costs are expected to be recognized over a weighted-average period of approximately three years.

Stock Options

On August 3, 2015, the compensation committee of the Board (the “Compensation Committee”) approved the grant to certain employees of stock options to purchase shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2016, 2017 and 2018, are publicly announced, but, subject to certain exemptions, only if the person receiving the grant is still employed by the Company at the time of vesting. The stock options granted are expected to be effective on August 10, 2015, the second business day after the Company’s financial results for the fiscal year ended June 30, 2015 are scheduled to be announced (the “2015 Equity Grant Date”), and will have a total aggregate grant date value of approximately $1.7 million. Also, on August 3, 2015 the Compensation Committee approved an additional grant to certain employees of stock options as a special retention award. This special award of stock options will vest in full on the date that is two business days after the Company’s financial results for the fiscal year ending June 30, 2018, are publicly announced, but, subject to certain exemptions, only if the person receiving the grant is still employed by the Company at the time of vesting. These stock options granted are expected to be effective on the 2015 Equity Grant Date and will have a total aggregate grant date value of up to $1.5 million, subject to the availability of shares under the 2010 Plan. The closing price of the common stock on the effective date of the grants will be used to establish (i) the exercise price, and (ii) the total number of stock options to be granted based on the Black-Scholes option model. The options expire ten years from the date of grant.

Year Ended June 30, 2015. On August 21, 2014, the Company granted to employees stock options to purchase 222,400 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2015, 2016 and 2017, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $17.26 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of stock options granted was $6.21 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

On December 3, 2014, the date of the Company’s 2014 annual shareholders meeting, the Company granted stock options for an aggregate of 67,200 shares of Common Stock to seven non-employee directors under the 2014 Director Plan. All of the stock options granted on December 3, 2014, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $17.46 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant date fair value of options granted was $6.28 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2014. In August 2013 the Company granted to employees stock options for 95,300 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2014, 2015 and 2016, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $35.00 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $14.92 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Year Ended June 30, 2013. In August 2012 the Company granted to employees stock options for 72,700 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2013, 2014 and 2015, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $45.95 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of options granted was $20.42 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

On November 7, 2012, the date of the Company’s 2012 annual shareholders meeting, the Company granted stock options for an aggregate of 17,400 shares of Common Stock to six non-employee directors under the 2004 Director Plan. All of the stock options granted on November 7, 2012, are exercisable three years from the date of grant if such persons continue to serve as a director until that date. The exercise price of those stock options is $46.61 per share, which was the closing price of the Common Stock on the date of grant. The weighted-average grant date fair value of options granted was $20.66 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	1,199,002	$22.73	1,439,403	$21.41	1,936,023	$18.67
New grants	289,600	17.31	117,500	35.46	90,100	46.08
Exercised	—	—	(330,642)	20.27	(581,686)	16.07
Canceled/Expired	(29,285)	34.03	(27,259)	37.93	(5,034)	23.19

Ending outstanding options	1,459,317	$21.43	1,199,002	$22.73	1,439,403	$21.41

Exercisable at end of period	1,067,045	$20.86	981,494		1,169,828

Weighted average fair value per share of options granted during the year		$6.23		$15.14		$20.47

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.32 – $17.00	355,667	3.7	$13.44	355,667	3.7	$13.44
$17.01 – $22.00	576,800	6.1	$18.22	287,200	2.9	$19.14
$22.01 – Over	526,850	4.2	$30.33	424,178	3.3	$28.24

	1,459,317	4.8	$21.43	1,067,045	3.3	$20.86

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options is as follows:

	Year Ended June 30,
(Amounts in millions)	2015	2014	2013
Stock options outstanding and exercisable at end of period	$0.6	$3.5	$30.5
Stock options exercised during fiscal year (based on average price during the period)	$—	$5.1	$17.5

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The weighted-average grant-date fair value of options granted during the years ended June 30, 2015, 2014 and 2013, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2015	2014	2013
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	44.0%	55.0%	58.0%
Risk-free interest rate	1.65-1.66%	0.97-1.32%	0.70-0.80%
Expected life of options in years	4	4	4

Restricted Stock/Restricted Stock Units

On August 3, 2015, the Compensation Committee approved the grant to certain employees of service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2016, 2017 and 2018 are publicly announced, but, subject to certain exemptions, only if the person receiving the grant is still employed by the Company at the time of vesting. These restricted stock unit grants will have a total aggregate grant date value of approximately $3.8 million and are expected to be effective on the 2015 Equity Grant Date. The number of restricted stock units granted will be based on the closing price of the Company’s common stock on the effective date of grant. Also, on August 3, 2015, the Compensation Committee approved an additional grant of service-based restricted stock units to certain employees as a special retention award. This special award of service-based restricted stock units will vest in full on the date that is two business days after the Company’s financial results for the fiscal year ending June 30, 2018, are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. These restricted stock units granted are expected to be effective on the 2015 Equity Grant Date, and will have a total aggregate grant date value of up to $1.0 million, subject to the availability of shares under the 2010 Plan. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

On August 3, 2015, the Compensation Committee also approved the grant of performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting will be determined based on the Company’s achievement of specified financial targets for the fiscal year ending June 30, 2016, and can range from 25% to 200% of the target award. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2016, 2017 and 2018 are publicly announced, and, with certain exceptions, are subject to the continued employment of the chief executive through the applicable vesting date. These restricted stock unit grants will have a total aggregate grant date value of up to $1.0 million, subject to the availability of shares under the 2010 Plan. The grants of restricted stock units are expected to be effective on the 2015 Equity Grant Date and the number of restricted stock units granted will be based on the closing price of the Company’s common stock on the effective date of grant. The performance-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2014. In August 2014, the Company granted to employees 169,300 service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2015, 2016 and 2017 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was $17.26 per share, equal to the closing price of the Company’s Common Stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

In August 2014, the Company also granted 57,800 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting will be determined based on the Company’s achievement of specified financial targets for the fiscal year ending June 30, 2015. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2015, June 30, 2016 and June 30, 2017 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The fair value of the performance-based restricted stock units granted was $17.26 per share, equal to the closing price of the Company’s common stock on the date of grant. Based on the Company’s financial performance for the fiscal year ended June 30, 2015, 28,900 shares were determined to be eligible for vesting.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In December 2014, the Company granted to one employee 10,400 service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2015, 2016 and 2017 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was $17.46 per share, equal to the closing price of the Company’s Common Stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

Year Ended June 30, 2014. In August 2013 the Company granted to employees 91,200 service-based restricted stock units. The service-based restricted stock units vest in equal thirds over a three-year period on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2014, 2015 and 2016 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. Also, in August 2013 the Company granted an additional 98,600 service-based restricted stock units to certain employees as a special retention award. This special award of service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2016, 2017 and 2018 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of all of the service-based restricted stock units granted was $35.00 per share, equal to the closing price of the Company’s common stock on the date of grant. All of these restricted stock unit grants are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the applicable vesting period.

In August 2013, the Company also granted 28,500 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units was subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting was determined based on the Company’s achievement of specified earnings per share and revenue targets for the fiscal year ending June 30, 2014. The number of performance-based restricted stock units that were determined to be eligible to vest based on the Company’s achievement of such performance criteria would then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2014, June 30, 2015 and June 30, 2016 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The fair value of the performance-based restricted stock units granted was $35.00 per share, equal to the closing price of the Company’s common stock on the date of grant. Based on the Company’s earnings per share and revenue results for the fiscal year ended June 30, 2014, none of these performance-based restricted stock units vested.

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

In August 2012 the Company also granted 19,000 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting was determined based on the Company’s achievement of specified earnings per share and revenue targets for the fiscal year ending June 30, 2013. The number of performance-based restricted stock units that were determined to be eligible to vest based on the Company’s achievement of such performance criteria would then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2013, June 30, 2014 and June 30, 2015 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The fair value of the performance-based restricted stock units granted was $45.95 per share, equal to the closing price of the Company’s common stock on the date of grant. Based on the Company’s earnings per share and revenue results for the fiscal year ended June 30, 2013, 6,111 units were determined to be eligible for vesting. The performance-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the Company’s restricted stock unit activity for the year ended June 30, 2015, is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2014	281,982	$36.43
Granted	237,500	$17.27
Vested	(76,139)	$37.11
Forfeited/Cancelled	(43,501)	$35.61

Non-vested at June 30, 2015	399,842	$25.01

NOTE 16.	Fair Value Measurements

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -	Unobservable inputs based on the Company’s own assumptions

At June 30, 2015 and 2014, the estimated fair value of the Company’s 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	June 30, 2015	June 30, 2014
7 3/8% Senior Notes due March 2021 (Level 2)	$284,375	$369,250

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

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2015 and 2014:

(Amounts in thousands)	June 30, 2015		June 30, 2014
	Asset	Liability	Asset	Liability
Level 2	$767	$757	$—	$2,522

Total	$767	$757	$—	$2,522

See Note 17 for a discussion of the Company’s foreign currency contracts.

Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. During fiscal 2015, the Company recorded an asset impairment charge to write-off the carrying values of both the Justin Bieber and Nicki Minaj licenses. In fiscal 2014, the Company recorded an asset impairment charge to write-off the carrying value for the BCBGMAXAZRIA license. See Note 7. As of June 30, 2015, other than the carrying values of these licenses, the Company did not have any non-financial assets and liabilities measured at fair value.

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

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders’ equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2015, 2014, or 2013 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness. As of June 30, 2015, the Company had notional amounts of 13.8 million British pounds and 14.1 million Euros under foreign currency contracts that expire between July 31, 2015 and May 31, 2016 to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates.

Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company’s Canadian and Australian subsidiaries or operating costs of the Company’s Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders’ equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2015, 2014 or 2013 relating to foreign currency contracts used to hedge forecasted cost of sales or operating costs resulting from hedge ineffectiveness. As of June 30, 2015, the Company had notional amounts of (i) 17.5 million Canadian dollars and 4.9 million Australian dollars used to hedge forecasted cost of sales that expire between July 31, 2015 and May 31, 2016, and (ii) 13.2 million Swiss francs used to hedge forecasted operating costs that expire between July 31, 2015 and May 31, 2016.

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company’s foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the years ended June 30, 2015 and 2013, the Company recorded a credit of $2.5 million and $0.3 million, respectively, in selling, general and administrative expenses related to these contracts. For the year ended June 30, 2014, the Company recorded a charge of $1.9 million in selling, general and administrative expenses related to these contracts. As of June 30, 2015, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2015, 2014 and 2013 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges
Balance Sheet Location	June 30, 2015	June 30, 2014
Other assets	$767	$—

Other payables	$757	$2,522

Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into (Loss) Income, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Currency Contracts - Sales (1)	$2,664	$(1,311)	$20
Currency Contracts - Cost of Sales (2)	668	88	(310)
Currency Contracts - Selling, General and Administrative Expenses (3)	(59)	513	(20)

Total (4)	$3,273	$(710)	$(310)

(1)	Recorded in net sales in the consolidated statements of operations.
(2)	Recorded in cost of sales in the consolidated statements of operations.
(3)	Recorded in selling, general and administrative expenses in the consolidated statements of operations.
(4)	Net of tax expense of $634 for the year ended June 30, 2015 and net of tax benefit of $55 and $137 for the years ended June 30, 2014 and 2013, respectively.

Net (Loss) Gain Recognized in Other Comprehensive (Loss) Income on Derivatives, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Currency Contracts - Sales	$(1,492)	$(1,011)	$241
Currency Contracts - Cost of Sales	(149)	(409)	215
Currency Contracts - Selling, General and Administrative Expenses and Administrative Expenses	485	(630)	282

Total (1)	$(1,156)	$(2,050)	$738

(1)	Net of tax benefit of $219 and $365 for the years ended June 30, 2015 and 2014, respectively, and net of tax expense of $163 for the year ended June 30, 2013.

NOTE 18.	New Accounting Standards and New Tax Legislation

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The updated standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of the updated standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance in the updated standard is limited to the presentation of debt issuance costs. The updated standard does not affect the recognition and measurement of debt issuance costs, and the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance will require the Company to reclassify debt financing costs, currently recorded as assets, as a direct deduction from the carrying value of debt. The new guidance is effective for the Company beginning July 1, 2016, including interim periods within that reporting period. The new guidance is required to be applied retrospectively and early adoption is permitted.

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

        In April 2015, the FASB issued for public comment a proposal to defer the effective date of the new standard by one year. Subsequently in July 2015, based on the comments received, discussions with various stakeholders, and potential forthcoming amendments to the new revenue standard, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard is effective for the Company beginning July 1, 2018, including interim periods within that reporting period. The FASB

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

also decided that companies could choose to adopt the new standard one year earlier which would have been the original effective date. The new standard is required to be applied retrospectively. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

On May 12, 2015, the FASB issued a proposal to amend certain aspects of the new revenue standard, specifically the guidance on identifying performance obligations and accounting for licenses of intellectual property. The proposed amendments clarify the guidance on determining if the promises in a contract are “distinct” goods or services and therefore, should be accounted for separately. The FASB’s proposal also (1) clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract, and (2) allows entities to elect to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. The deadline for public comments on the proposed amendments was June 30, 2015.

In June 2014, the FASB issued an update to Topic 718, Compensation-Stock Compensation. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is intended to resolve the diverse accounting treatment of those awards in practice, and requires that the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for the Company beginning July 1, 2016. The new guidance can be applied either prospectively or retrospectively and early application is permitted. As of June 30, 2015, the Company had no outstanding awards to which this new guidance would apply.

NOTE 19.	Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows: (Amounts in thousands, except per share data)

	Fiscal Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net sales (1)	$175,460	$191,653	$333,607	$270,378
Gross profit (2)	19,076	79,638	142,885	107,053
(Loss) income from operations (2)	(96,113)	(27,372)	(48,115)	(17,525)
Net (loss) income attributable to Elizabeth Arden common shareholders (3)	(108,691)	(35,061)	(56,778)	(45,796)
(Loss) income per common share attributable to Elizabeth Arden common shareholders:
Basic (1) (2) (3)	$(3.65)	$(1.18)	$(1.90)	$(1.54)
Diluted (1) (2) (3)	$(3.65)	$(1.18)	$(1.90)	$(1.54)

(1)	For the year ended June 30, 2015, net sales includes include $28.2 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements.
(2)	In addition to the returns and markdowns described above in Note 1, gross profit and loss from operations includes $53.2 million of inventory write-downs under our 2014 Performance Improvement Plan due primarily to changes in pricing and distribution strategies for certain fragrance products, and the discontinuation of certain products.

In addition to the items above, loss from operations includes:

•

$13.2 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $8.5 million of customer and vendor contract termination costs, $4.5 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.2 million in asset impairment charges;

•	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs;

•

$2.4 million in expenses under the 2016 Business Transformation Program primarily comprised of $1.6 million of severance and other employee-related costs and approximately $0.8 million in lease termination costs; and

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(3)	Net loss includes items discussed in Notes 1 and 2 above, as well as valuation allowances recorded as a non-cash charges to income tax expense, comprised of $51.9 million against the Company’s U.S. deferred tax assets and $6.9 million against the Company’s deferred taxes in certain foreign operations. Net loss also includes $20.2 million in accretion, recorded during the first quarter of fiscal 2015, for the change in redemption value related to the issuance of preferred stock.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The breakout of the 2014 Performance Improvement Plan and 2016 Business Transformation Program costs and expenses, and other non-recurring expenses as listed in the footnotes above by fiscal quarter is as follows:

	Fiscal Quarter Ended
(Amounts in millions)	June 30,	March 31,	December 31,	September 30,
	2015	2015	2014	2014
2014 Performance Improvement Plan:
Returns and markdowns	$13.2	$(0.3)	$12.6	$2.7
Inventory write-downs	48.3	0.3	4.6	—
Asset impairments and related charges	0.1	—	—	0.1
Restructuring and related transition expenses, and contract termination costs	4.1	0.2	5.4	3.3
Asset impairments	—	—	43.8	—
Restructuring expenses and lease termination costs	2.4
Debt extinguishment costs	—	—	0.2	—

Total	$68.1	$0.2	$66.6	$6.1

	Fiscal Quarter Ended
	June 30,	March 31,	December 31,	September 30,
	2014	2014	2013	2013
Net sales (1)	$191,717	$210,841	$418,137	$343,609
Gross profit (2)	40,968	89,669	190,914	148,105
(Loss) income from operations (2)	(94,392)	(28,955)	50,774	8,034
Net (loss) income attributable to Elizabeth Arden shareholders (3) (4)	(155,935)	(26,443)	34,953	1,697
(Loss) income per common share attributable to Elizabeth Arden common shareholders:
Basic (1) (2) (3) (4)	$(5.24)	$(0.89)	$1.18	$0.06
Diluted (1) (2) (3) (4)	$(5.24)	$(0.89)	$1.16	$0.06

(1)	For the year ended June 30, 2014, net sales includes $9.5 million of returns and markdowns under the 2014 Performance Improvement Plan related to the closing of the Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(2)	In addition to the returns and markdowns described above in Note 1, gross profit and loss from operations includes the following:

•	$14.0 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand;

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The breakout of the 2014 Performance Improvement Plan costs and expenses, product changeover costs and expenses, and other non-recurring expenses as listed in the footnotes above by fiscal quarter is as follows:

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

At June 30, 2015, the Company’s operations are organized into the following two operating segments, which also comprise the Company’s reportable segments:

•

North America - The North America segment sells the Company’s portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company’s e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas, which are owned and operated by a third party licensee in which the Company has a minority investment.

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

Segment net sales and profit (loss) exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated (loss) income before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan and 2016 Business Transformation Program, including returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

The following table is a comparative summary of the Company’s net sales and segment profit (loss) by operating segment for the fiscal years ending June 30, 2015, 2014 and 2013.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(Amount in thousands)	Year Ended June 30,
	2015	2014	2013
Segment Net Sales:
North America	$606,599	$731,164	$857,531
International	392,726	442,604	486,992

Total	$999,325	$1,173,768	$1,344,523

Reconciliation:
Segment Net Sales	$999,325	$1,173,768	$1,344,523
Less:
Unallocated sales returns and markdowns	28,227 (1)	9,464 (3)	—

Net Sales	$971,098	$1,164,304	$1,344,523

Segment Profit (Loss):
North America	$40,633	$66,126	$128,198
International	(40,553)	(34,972)	6,425

Total	$80	$31,154	$134,623

Reconciliation:
Segment Profit (Loss)	$80	$31,154	$134,623
Less:
Depreciation and Amortization	48,483	52,134	45,969
Interest Expense	29,626	25,825	24,309
Consolidation and Elimination Adjustments	(64)	(1,127)	912
Unallocated Corporate Costs and Expenses	141,025 (2)	44,686 (4)	15,782	(5)

(Loss) Income Before Income Taxes	$(218,990)	$(90,364)	$47,651

(1)	Amounts represent $28.2 million of returns and markdowns under the Company’s 2014 Performance Improvement Plan primarily due to changes to (i) its distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements.
(2)	In addition to the returns and markdowns described above in Note 1, amounts for the year ended June 30, 2015, include:

•

$66.4 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $53.2 million of inventory write-downs under our 2014 Performance Improvement Plan primarily due to changes in pricing and distribution strategies for certain fragrance products, and the discontinuation of certain products, $8.5 million of customer and vendor contract termination costs, $4.5 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.2 million in asset impairment charges;

•	$43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs;

•

$2.4 million in expenses under the 2016 Business Transformation Program primarily comprised of $1.6 million of severance and other employee-related costs and approximately $0.8 million in lease termination costs; and

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(3)	Amounts represent $9.5 million of returns and markdowns under the 2014 Performance Improvement Plan related to the closing of the Company’s Puerto Rico affiliate, exiting of unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(4)	In addition to the returns and markdowns described above in Note 3, amounts for the year ended June 30, 2014, include:

•

$46.4 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $30.2 million of inventory write-downs under the 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of fragrance license agreements and discontinuation of certain products, $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•	$6.0 million of severance and other employee-related expenses and related transition costs incurred with respect to the Fall 2013 Staff Reduction; and

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on the Company’s determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5)	Amounts for the year ended June 30, 2013, include:

•

$14.2 million of inventory–related costs recorded in cost of sales primarily for inventory purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisition of licenses and other assets from those companies, and other transition costs and expenses; and

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from the Company to pay its freight invoices and breaching its obligation to remit those funds to the freight companies.

During the year ended June 30, 2015, the Company sold its products in approximately 120 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland, and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See Item 1A –“Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 17.

The Company’s consolidated net sales by principal geographic areas and principal classes of products are summarized as follows:

	Year Ended June 30,
(Amounts in thousands)	2015	2014	2013
Net sales:
United States	$556,418	$662,533	$787,305
United Kingdom	58,628	66,155	74,250
Foreign (other than United Kingdom)	356,052	435,616	482,968

Total	$971,098	$1,164,304	$1,344,523

Classes of similar products (net sales):
Fragrance	$736,804	$901,610	$1,052,906
Skin care	183,176	203,833	226,027
Cosmetics	51,118	58,861	65,590

Total	$971,098	$1,164,304	$1,344,523

Information concerning consolidated long-lived assets for the U.S. and foreign operations is as follows:

	June 30,
(Amounts in thousands)	2015	2014
Long-lived assets
United States (1)	$319,099	$372,142
Foreign (2)	43,224	51,275

Total	$362,323	$423,417

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The other information required by this item will be contained in our Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended June 30, 2015 (the proxy statement) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the proxy statement and is incorporated herein by this reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements -
		The consolidated financial statements, Report of Management and Report of Independent Registered Public Accounting Firm
		are listed in the "Index to Financial Statements and Schedules" on page 52 and are included beginning on page 53.

	2.	Financial Statement Schedules -
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
		Commission (the "Commission") are either not required under the related instructions, are not applicable (and therefore have
		been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Elizabeth Arden, Inc. Designating Series A Serial Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

3.3	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

4.1	Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

4.2	First Supplemental Indenture, dated as of January 30, 2014, to the Indenture dated January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated January 30, 2014) (Commission File No. 1-6370)).

4.3	Shareholders Agreement dated as of August 19, 2014, by and among Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

4.4	Form of Warrant to purchase Common Stock, issued pursuant to the Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.1	Third Amended and Restated Credit Agreement, dated as of January 21, 2011, among Elizabeth Arden, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

10.2	Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated January 23, 2001 (Commission File No. 1-6370)).

Exhibit Number	Description

10.3	Letter Agreement dated September 18, 2013, amending that certain Amended and Restated Security Agreement dated as of January 29, 2001, made by the Company and certain of its subsidiaries in favor of Fleet National Bank (n/k/a Bank of America, N.A.), as administrative agent (incorporated herein by reference to Exhibit 10.3 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2013 (Commission File No. 1-6370)).

10.4	First Amendment to Third Amended and Restated Credit Agreement dated as of June 12, 2012, among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto (incorporated by reference to Exhibit 10.3 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.5	Second Amendment to Third Amended and Restated Credit Agreement dated as of January 16, 2014 among Elizabeth Arden, Inc., as Borrower, JPMorgan Chase Bank, N.A., as the administrative agent, Bank of America, N.A., as the collateral agent, and the other banks party thereto (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.6	Third Amendment to the Third Amended and Restated Credit Agreement, dated as of December 17, 2014, among Elizabeth Arden, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and the other banks party thereto (incorporated by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated December 17, 2014 (Commission File No. 1-6370)).

10.7	Increased Commitment Supplement, dated as of January 8, 2015, among Elizabeth Arden, Inc., as Borrower, Goldman Sachs Bank USA as New Bank and JPMorgan Chase Bank, N.A. as Administrative Agent, in respect of the Third Amended and Restated Credit Agreement dated as of January 21, 2011, as amended (incorporated by reference to Exhibit 10.7 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2014 (Commission File No. 1-6370)).

10.8	Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.9	First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.10	Second Amendment to Credit Agreement (Second Lien) dated as of January 16, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.11	Third Amendment to Credit Agreement (Second Lien) dated as of March 28, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.9 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-6370)).

10.12	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.13	Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.14+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.15+	2004 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.13 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 1-6370)).

10.16+	Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

Exhibit Number	Description

10.17+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.18+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.19+	Elizabeth Arden, Inc. Severance Policy, as amended and restated on February 3, 2014 (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.20+	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.21+	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

10.22+	Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.23+	Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form S-8, Registration No. 333-200703, dated December 3, 2014 (Commission File No. 1-6370)).

10.24+	Elizabeth Arden, Inc. 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form S-8, Registration No. 333-200700, dated December 3, 2014 (Commission File No. 1-6370)).

10.25+	Form of Stock Option Grant for stock option awards under the Company’s 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.26 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2014 (Commission File No. 1-6370)).

12.1*	Ratio of earnings to fixed charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included as part of signature page).

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32*	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.
**	Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) audited consolidated balance sheets as of June 30, 2015 and June 30, 2014, (ii) audited consolidated statements of operations for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, (iii) audited consolidated statements of comprehensive (loss) income for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, (iv) audited consolidated statements of cash flows for the fiscal years ended June 30, 2015, 2014 and 2013, respectively and (v) the notes to the audited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of August 2015.

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

Signature	Title	Date

/s/ E. Scott Beattie E. Scott Beattie	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2015

/s/ Rod R. Little Rod R. Little	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2015

/s/ M. Steven Langman M. Steven Langman	Lead Independent Director	August 10, 2015

/s/ A. Salman Amin A. Salman Amin	Director	August 10, 2015

/s/ Fred Berens Fred Berens	Director	August 10, 2015

/s/ Franz-Ferdinand Buerstedde Franz-Ferdinand Buerstedde	Director	August 10, 2015

/s/ Maura J. Clark Maura J. Clark	Director	August 10, 2015

/s/ Richard C. W. Mauran Richard C.W. Mauran	Director	August 10, 2015

/s/ William M. Tatham William M. Tatham	Director	August 10, 2015

EXHIBIT INDEX

Exhibit Number	Description

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document