Form 10-Q
period 2015-09-30
ELIZABETH ARDEN INC
filed 2015-11-06
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2015

Common Stock, $.01 par value per share	29,921,087

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	September 30, 2015	June 30, 2015

ASSETS
Current Assets
Cash and cash equivalents	$37,252	$46,085
Accounts receivable, net	192,516	105,414
Inventories	264,280	240,740
Deferred income taxes	2,180	2,206
Prepaid expenses and other assets	27,542	29,455

Total current assets	523,770	423,900

Property and equipment, net	97,688	105,821
Exclusive brand licenses, trademarks and intangibles, net	222,172	224,895
Goodwill	31,607	31,607
Debt financing costs, net	7,037	7,396
Deferred income taxes	3,015	2,739
Other	16,540	16,866

Total assets	$901,829	$813,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$110,600	$8,300
Accounts payable - trade	99,871	92,699
Other payables and accrued expenses	114,626	114,978

Total current liabilities	325,097	215,977

Long-term Liabilities
Long-term debt	355,422	355,634
Deferred income taxes and other liabilities	52,654	54,901

Total long-term liabilities	408,076	410,535

Total liabilities	733,173	626,512

Redeemable noncontrolling interest (See Note 5)	3,792	4,222

Commitments and contingencies (See Note 11)

Redeemable Series A Serial Preferred Stock, $0.01 par value
50,000 shares authorized: 50,000 shares issued and outstanding	50,000	50,000

Shareholders' Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,762,395 and 34,652,963 shares issued, respectively	348	347
Additional paid-in capital	377,441	375,796
Accumulated deficit	(150,569)	(133,989)
Treasury stock (4,841,308 at cost)	(93,169)	(93,169)
Accumulated other comprehensive loss	(19,364)	(16,586)

Total Elizabeth Arden shareholders' equity	114,687	132,399
Noncontrolling interest (See Note 5)	177	91

Total shareholders' equity	114,864	132,490

Total liabilities, redeemable noncontrolling interest, redeemable preferred stock and shareholders' equity	$901,829	$813,224

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	September 30, 2015	September 30, 2014

Net sales	$265,951	$270,378
Cost of goods sold:
Cost of sales	154,890	161,326
Depreciation related to cost of goods sold	1,555	1,999

Total cost of goods sold	156,445	163,325

Gross profit	109,506	107,053

Operating expenses:
Selling, general and administrative	109,675	113,865
Depreciation and amortization	9,515	10,713

Total operating expenses	119,190	124,578

Loss from operations	(9,684)	(17,525)

Interest expense, net	7,261	7,756

Loss before income taxes	(16,945)	(25,281)
(Benefit from) provision for income taxes	(609)	224

Net loss	(16,336)	(25,505)
Net loss attributable to noncontrolling interests (See Note 5)	(400)	(155)

Net loss attributable to Elizabeth Arden shareholders	(15,936)	(25,350)
Less: Accretion and dividends on preferred stock (See Note 12)	644	20,446

Net loss attributable to Elizabeth Arden common shareholders	$(16,580)	$(45,796)

Net (loss) per common share attributable to Elizabeth Arden common shareholders:
Basic	$(0.56)	$(1.54)

Diluted	$(0.56)	$(1.54)

Weighted average number of common shares:
Basic	29,857	29,781

Diluted	29,857	29,781

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended

	September 30, 2015	September 30, 2014

Net loss	$(16,336)	$(25,505)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments (1)	(3,395)	(6,287)
Net unrealized cash flow hedging gain (2)	617	3,328

Total other comprehensive loss, net of tax	(2,778)	(2,959)

Comprehensive loss	(19,114)	(28,464)
Net loss attributable to noncontrolling interests	(400)	(155)

Comprehensive loss attributable to Elizabeth Arden shareholders	$(18,714)	$(28,309)

(1) Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2) Net of tax expense of $261 and $478, respectively for the three months ended September 30, 2015 and 2014.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Loss	Total Elizabeth Arden Shareholders'	Noncontrolling	Total Shareholders
	Shares	Amount			Shares	Amount		Equity	Interests	Equity

Balance as of July 1, 2015	34,653	$347	$375,796	$(133,989)	(4,841)	$(93,169)	$(16,586)	$132,399	$91	$132,490
Issuance of restricted stock, net of forfeitures and tax withholdings	109	1	(47)	--	--	--	--	(46)	--	(46)
Amortization of share-based awards	--	--	1,692	--	--	--	--	1,692	--	1,692
Net (loss) income (1)	--	--	--	(15,936)	--	--	--	(15,936)	30	(15,9066)
Noncontrolling interest contribution at startup	--	--	--	--	--	--	--	--	56	56
Preferred stock dividends	--	--	--	(644)	--	--	--	(644)	--	(644)
Foreign currency translation adjustments	--	--	--	--	--	--	(3,395)	(3,395)	--	(3,395)
Net unrealized cash flow hedging gain	--	--	--	--	--	--	617	617	--	617

Balance as of September 30, 2015	34,762	$348	$377,441	$(150,569)	(4,841)	$(93,169)	$(19,364)	$114,687	$177	$114,864

(1)	Excludes the net loss for the redeemable noncontrolling interest which is recorded in the mezzanine section of the consolidated balance sheet. See Note 5.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended

	September 30, 2015	September 30, 2014

Operating Activities:
Net loss	$(16,336)	$(25,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,070	12,712
Asset impairments	--	61
Amortization of senior note offering and credit facility costs	359	421
Amortization of senior note premium	(212)	(200)
Amortization of share-based awards	1,692	1,252
Deferred income taxes	(493)	(1,052)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(89,685)	(87,642)
Increase in inventories	(25,208)	(23,418)
Decrease in prepaid expenses and other assets	400	11,053
Increase in accounts payable	8,013	6,182
Increase (decrease) in other payables, accrued expenses and other liabilities	2,011	(1,887)
Other	1,441	148

Net cash used in operating activities	(106,948)	(107,875)

Investing Activities:
Additions to property and equipment	(2,488)	(7,305)
Cash received from consolidation of variable interest entity	56	--

Net cash used in investing activities	(2,432)	(7,305)

Financing Activities:
Proceeds from short-term debt	102,300	66,329
Proceeds from the issuance of preferred stock and warrants, net of issuance costs	--	44,713
Preferred stock dividend	(316)	--
Payments under capital lease obligations	(30)	(30)

Net cash provided by financing activities	101,954	111,012

Effect of exchange rate changes on cash and cash equivalents	(1,407)	(1,312)
Net decrease in cash and cash equivalents	(8,833)	(5,480)
Cash and cash equivalents at beginning of period	46,085	56,308

Cash and cash equivalents at end of period	$37,252	$50,828

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$963	$772

Preferred stock and warrant issuance costs	$--	$720

Accretion on preferred stock (not included above)	$--	$20,151

Dividends on preferred stock not paid for (not included above)	$327	$295

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

          Basis of Consolidation.    The unaudited consolidated financial statements include the accounts of the Company's wholly-owned domestic and international subsidiaries as well as variable interest entities ("VIEs") of which the Company is the primary beneficiary in accordance with consolidation accounting guidance. See Note 5 for information on the consolidated VIEs. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the "2015 Annual Report"), filed with the Commission.

          The consolidated balance sheet of the Company as of June 30, 2015, is derived from the financial statements included in the 2015 Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States. The other consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

          Liquidity.    During fiscal 2014, the Company began a comprehensive review of its entire business model and cost structure to identify initiatives to reduce the size and complexity of its overhead structure and to exit low-return businesses, customers and brands, in order to improve gross margins and profitability in the long term. There are risks and uncertainties associated with the execution of the Company's business plan, including the general economic and retail environment. The Company's ability to fund operations and capital expenditures in the future is dependent upon the ability to generate cash from operations, maintain or improve margins and to borrow funds available under its credit facilities. As further described in Note 9 (Short Term Debt), the Company maintains a revolving bank credit facility (the "Credit Facility") and a second lien credit agreement (the "Second Lien Credit Agreement") with its lenders.

          The Credit Facility has only one financial covenant, a debt service coverage ratio that applies only if the Company does not have the requisite average borrowing base capacity and borrowing availability. The debt service coverage ratio did not apply during the three months ended September 30, 2015, and the Company's debt service coverage ratio was less than 1.1 to 1 for the three months ended September 30, 2015.

          Based upon its business strategies and initiatives for fiscal 2016, the Company does not anticipate that its borrowing base capacity and/or borrowing availability will fall below the applicable thresholds in its Credit Facility. If the Company requires additional liquidity to fund operations, the Company believes it has the ability to postpone or reduce certain expenditures, such as capital expenditures, in a manner that the Company believes is sufficient to create the liquidity necessary to fund operations.

          Deterioration in the economic and retail environment or continued challenges in the Company's operating performance, however, could cause the Company to default under its Credit Facility if it does not have the requisite average borrowing base capacity or borrowing availability and also fails to meet the financial maintenance covenant set forth in the Credit Facility. In such an event, the Company would not be allowed to borrow under these facilities and may not have access to the capital necessary to meet its operating and investing needs. In addition, a default under its Credit Facility or Second Lien Credit Agreement that causes acceleration of the debt under either facility could trigger a default under the Company's outstanding 7 3/8% Senior Notes due March 2021 (the "7 3/8% Senior Notes"). In the event the Company is not able to borrow under either borrowing facility, it would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be.

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

          The components of accumulated other comprehensive loss were as follows:

(Amounts in thousands)	September 30, 2015	June 30, 2015

Cumulative foreign currency translation adjustments	$(19,935)	$(16,540)
Unrealized hedging gains (losses), net of taxes (1)	571	(46)

Accumulated other comprehensive loss	$(19,364)	$(16,586)

(1) Net of tax expense of $317 and $56 as of September 30, 2015 and June 30, 2015, respectively.

NOTE 3.    NET LOSS PER SHARE ATTRIBUTABLE TO ELIZABETH ARDEN COMMON SHAREHOLDERS

          Basic net loss per share attributable to Elizabeth Arden common shareholders is computed by dividing the net loss attributable to Elizabeth Arden common shareholders by the weighted average shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net loss attributable to Elizabeth Arden common shareholders per diluted share is similar to basic net loss per share attributable to Elizabeth Arden common shareholders except that the denominator includes potentially dilutive Common Stock, such as stock options, non-vested restricted stock units, and warrants to purchase common stock. For the three months ended September 30, 2015 and 2014, diluted net loss per share equals basic net loss per share as the assumed exercise or issuance of stock options, non-vested restricted stock units, and warrants would have an anti-dilutive effect.

The following table represents the computation of net loss per share attributable to Elizabeth Arden common shareholders:

(Amounts in thousands, except per share data)	Three Months Ended

	September 30, 2015	September 30, 2014

Basic
Net loss attributable to Elizabeth Arden common shareholders	$(16,580)	$(45,796)

Weighted average shares outstanding	29,857	29,781

Net loss per basic share attributable to Elizabeth Arden common shareholders	$(0.56)	$(1.54)

Diluted
Net loss attributable to Elizabeth Arden common shareholders	$(16,580)	$(45,796)

Weighted average shares outstanding	29,857	29,781

Potential common shares - treasury method	--	--

Weighted average shares and potential dilutive common shares	29,857	29,781

Net loss per diluted share attributable to Elizabeth Arden common shareholders	$(0.56)	$(1.54)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table shows the number of Common Stock equivalents for the three months ended September 30, 2015 and 2014 that were not included in the net loss per diluted share attributable to Elizabeth Arden common shareholders calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Number of shares	3,717	3,200

NOTE 4.    2016 BUSINESS TRANSFORMATION PROGRAM

          During the fourth quarter of fiscal 2015, the Company identified certain additional restructuring and cost savings initiatives that it expects to implement during fiscal 2016 (the "2016 Business Transformation Program"). The 2016 Business Transformation Program is intended to further align the Company's organizational structure and distribution arrangements with the current needs and demands of its business in order to improve the Company's go-to-market capability and execution and to streamline its organization.

          The Company expects to incur approximately $23 million to $28 million in pre-tax charges, primarily during fiscal 2016, under the 2016 Business Transformation Program, of which an estimated $17 million to $22 million is expected to be comprised of cash expenditures. The Company has incurred approximately $8.5 million of pre-tax charges under the 2016 Business Transformation Program during the three months ended September 30, 2015, and approximately $10.9 million of pre-tax charges inception-to-date. The pre-tax charges for the three months ended September 30, 2015 and since inception consisted of the following:

Three Months Ended September 30, 2015:
(Amounts in thousands)	Cost of Goods Sold	Selling, General and Administrative	Depreciation	Total

Inventory Costs (1)	$3,284	$--	$--	$3,284
Severance and other employee-related costs (2)	--	2,084	--	2,084
Other (3)	--	3,059		3,059
Depreciation (4)	--	--	114	114

Total	$3,284	$5,143	$114	$8,541

Since Inception:
(Amounts in thousands)	Cost of Goods Sold	Selling, General and Administrative	Depreciation	Total

Inventory Costs (1)	$3,284	$--	$--	$3,284
Severance and other employee-related costs (2)	--	3,658	--	3,658
Other (3)	--	3,890		3,890
Depreciation (4)	--	--	114	114

Total	$3,284	$7,548	$114	$10,946

(1)	Consists of inventory costs related to the closing of the Company's Brazil affiliate, as well as changes in certain distribution and customer arrangements.
(2)	Severance and other employee-related costs associated with reduction in global headcount positions.
(3)	Consists primarily of transition expenses and lease termination costs.
(4)	Consists of accelerated depreciation expense for leasehold improvements related to vacated leased space.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of September 30, 2015, the related liability balance and activity for costs associated with the 2016 Business Transformation Program are as follows:

(Amounts in thousands)	Severance and Other Employee- Related Costs	Other	Total

Liability balance at June 30, 2015	$1,415	$832	$2,247
Accruals(1)	2,084	3,059	5,143
Cash payments-First Quarter Fiscal 2015	(2,680)	(3,059)	(5,739)

Liability balance at September 30, 2015 (2)	$819	$832	$1,651

(1)	Included in selling, general and administrative expenses in the Company's consolidated statements of operations.
(2)	The Company expects to pay the balance of these liabilities during fiscal 2016.

          As discussed in Note 16, none of the expenses discussed above have been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses or depreciation expense.

NOTE 5.     INVESTMENTS AND NONCONTROLLING INTERESTS

          Since September, 2012, the Company has invested $13.7 million for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment in Elizabeth Arden Salon Holdings, LLC, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at September 30, 2015, is included in other assets on the consolidated balance sheet.

          Since July, 2013, the Company, through a subsidiary (the "EA USC Subsidiary"), has invested $9.0 million in US Cosmeceutechs, LLC ("USC"), a skin care company that develops and sells skin care products for the professional dermatology and spa channels and separately purchased a 30% equity interest in USC from the sole equity member for $3.6 million. The investment, which is in the form of a collateralized convertible note (the "Convertible Note"), bears interest at 1.5%. Upon conversion of the Convertible Note, the Company will own 85.45% of the fully diluted equity interests in USC (inclusive of EA USC's current equity interest). The Company has a put/call agreement with the other USC equity member with respect to the remaining 14.55% interest in USC. As of September 30, 2015, the Convertible Note had not been converted.

          Based on the investment in USC and the EA USC Subsidiary's controlling rights under the operating agreement, the Company has determined that USC is a VIE, of which the Company is the primary beneficiary, requiring consolidation of USC's financial statements in accordance with Topic 810, Consolidation.

          The following provides an analysis of the change in the redeemable noncontrolling interest liability for the three months ended September 30, 2015:

(Amounts in thousands)	Amount

Balance at June 30, 2015	$4,222
Net loss attributable to redeemable noncontrolling interests	(430)

Balance at September 30, 2015	$3,792

          Effective January 4, 2015, the Company, through a subsidiary, entered into a joint venture in the United Arab Emirates (the "UAE Joint Venture") with an unrelated third party for the sale, promotion and distribution of the Company's products primarily in the Middle East. Under the terms of the joint venture agreement, the Company's subsidiary has the option to purchase a 15% ownership interest from the third party after 15 years at a specified price based on the performance of the UAE Joint Venture and also has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the joint venture agreement at a specified price based on the performance of the UAE Joint Venture. Based on the capitalization of the UAE Joint Venture, the Company has determined that the UAE Joint Venture is a VIE, requiring consolidation of such joint ventures' financial statements in accordance with Topic 810, Consolidation. The unrelated third party's interest in the UAE Joint Venture is classified as a "noncontrolling interest" in the shareholders' equity section of the Company's consolidated balance sheet.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Effective September 1, 2015, the Company, through a subsidiary, entered into a joint venture with an unrelated third party for the sale, promotion and distribution of the Company's products in Southeast Asia and, effective January 1, 2016, in Hong Kong ("the Southeast Asia Joint Venture"). Based on the capitalization of the Southeast Asia Joint Venture, the Company's subsidiary has a 60% ownership interest and the third party has a 40% ownership interest. Under the terms of the Southeast Asia Joint Venture agreement, the Company's subsidiary has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the Southeast Asia Joint Venture agreement at a specified price based on the performance of the Southeast Asia Joint Venture.

          Based on the terms of the Southeast Asia Joint Venture agreements, the Company's subsidiary has control of the board of managers and the power to direct activities that could have a substantial impact on the economic performance of the Southeast Asia Joint Venture, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to the joint venture. Based on such equity interests and controlling rights in the Southeast Asia joint venture, the Company has determined that the Southeast Asia Joint Venture is a VIE, requiring consolidation of such joint venture's financial statements in accordance with Topic 810, Consolidation. The unrelated third party's interest in the joint venture is classified as a "noncontrolling interest" in the shareholders' equity section of the Company's consolidated balance sheet.

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	September 30, 2015	June 30, 2015

Raw materials	$21,428	$19,943
Work in progress	13,514	13,915
Finished goods	229,338	206,882

Total	$264,280	$240,740

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	September 30, 2015	June 30, 2015	June 30, 2015 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	107,755	107,748	16
Exclusive brand trademarks and patents	106,636	106,458	16
Other intangibles (1)	18,588	18,588	18

Exclusive brand licenses, trademarks and intangibles, gross	355,394	355,209

Accumulated amortization:
Exclusive brand licenses and related trademarks	(68,357)	(66,658)
Exclusive brand trademarks and patents	(56,841)	(55,894)
Other intangibles	(8,024)	(7,762)

Exclusive brand licenses, trademarks and intangibles, net	$222,172	$224,895

(1) Primarily consists of customer relationships, customer lists and non-compete agreements.

          At September 30, 2015, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The Company did not record any impairments during the three months ended September 30, 2015, as there were no events that triggered an impairment analysis.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Amortization expense was $2.9 million and $4.5 million for the three months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	2016	2017	2018	2019	2020

Amortization expense	$8.4	$10.0	$9.9	$9.8	$9.7

NOTE 8.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	September 30, 2015	June 30, 2015

Accrued advertising, promotion and royalties	$37,638	$30,279
Accrued employee-related benefits	16,180	28,116
Accrued value added taxes	5,425	4,083
Accrued interest	1,532	7,855
Freight	5,508	2,815
Other accruals	48,343	41,830

Total other payables and accrued expenses	$114,626	$114,978

NOTE 9.    SHORT-TERM DEBT

          At September 30, 2015, the Company had a $300 million revolving Credit Facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The Credit Facility matures in December 2019.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the Credit Facility, or (b) the Company's borrowing availability under the Credit Facility, plus domestic cash and cash equivalents, is less than $20 million at any time. The Company's average borrowing base capacity and borrowing availability for the three months ended September 30, 2015, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2015. The Company's debt service coverage ratio was less than 1.1 to 1 for the quarter ended September 30, 2015.

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

          Borrowings under the credit portion of the Credit Facility bear interest at a floating rate based on an "Applicable Margin" that is determined by reference to a debt service pricing ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.50% to 2.50% and ranges from 0% to 1.0% for base rate loans. The Applicable Margin on the first $25 million of borrowings from August 15

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to October 31 of each year, while the temporary increase in the Company's borrowing base is in effect, is 1.0% higher. The unused commitment fee under the Credit Facility rate is 0.375% per annum and is based on quarterly average utilization.

          At September 30, 2015, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for base rate loans. For the three months ended September 30, 2015 and 2014, the weighted average annual interest rate on borrowings under the Credit Facility was 3.0% and 2.7%, respectively.

          The Company also has a Second Lien Credit Agreement with JPMorgan Chase Bank, N.A. As of September 30, 2015, the Company had no outstanding borrowings under the Second Lien Credit Agreement.

          On October 2, 2015, the Company entered into an amendment (the "Amendment") of the Second Lien Credit Agreement, which, among other things, extended the maturity date of the Second Lien Credit Agreement from January 2016 to October 15, 2016. On October 2, 2015, the Company borrowed $25 million in a single advance under the terms of the Amendment and used the proceeds to reduce outstanding borrowings under the Credit Facility.

          The Second Lien Credit Agreement is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories. In connection with the Amendment, the Company also entered into security agreements (the "Security Agreements") in favor of JP Morgan Chase Bank, N.A. and the lenders under the Company's Credit Facility, granting a lien against the Company's U.S. trademarks relating to its Curve fragrance brand and certain related assets to secure the Company's obligations under both the Second Lien Credit Agreement and the Credit Facility (collectively, the "Curve Security Interest"). With respect to the Credit Facility, the Curve Security Interest will be released upon payment in full of the Company's obligations under the Second Lien Credit Agreement, provided that the Company's minimum debt service coverage ratio (as calculated pursuant to the Credit Facility) as of the end of the most recently ended fiscal quarter for the preceding twelve months is greater than 1.0 to 1.0 and no default or event of default exists immediately prior to or after giving effect to the release of such Curve Security Interest.

          As amended, the Second Lien Credit Agreement provides that borrowings will bear interest at a floating rate based on an "Applicable Margin" that is determined by reference to a debt service pricing ratio. At the Company's option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. As amended, the Applicable Margin charged on LIBOR loans ranges from 3.00% to 5.00% and for base rate loans ranges from 1.5% to 3.5%. To the extent the Company borrows amounts under the Second Lien Credit Agreement, the Company has the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the Credit Facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

          At September 30, 2015, the Company had $110.6 million in borrowings and $3.0 million in letters of credit outstanding under the Credit Facility, compared with $8.3 million in borrowings and $3.1 million in letters of credit outstanding under the Credit Facility at June 30, 2015. At September 30, 2015 and June 30, 2015, the Company had no outstanding borrowings under the Second Lien Credit Agreement. At September 30, 2015, based on eligible accounts receivable and inventory available as collateral, the aggregate borrowing availability under the Credit Facility and Second Lien Credit Agreement was $128.0 million. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Credit Agreement as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

          In connection with the Amendment, the Company expects to incur approximately $0.4 million of bank related costs, and such amounts will be capitalized and reflected in debt financing costs, net, on the consolidated balance sheet.

NOTE 10.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	September 30, 2015	June 30, 2015

7 3/8% Senior Notes due March 2021	$350,000	$350,000
Unamortized premium on long-term debt	5,422	5,634

Total long-term debt	$355,422	$355,634

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          On January 21, 2011, the Company issued $250 million aggregate principal amount of 7 3/8% Senior Notes. Interest on the 7 3/8% Senior Notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% Senior Notes rank pari passu in right of payment to indebtedness under the Credit Facility and any other senior debt, and will rank senior to any future subordinated indebtedness provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Credit Facility and the Second Lien Credit Agreement to the extent of the collateral securing the Credit Facility and the Second Lien Credit Agreement. The indenture applicable to the 7 3/8% Senior Notes (the "Indenture") generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its Common Stock or redeem subordinated indebtedness. The Indenture generally limits the Company's ability to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the Indenture). The 7 3/8% Senior Notes are not currently guaranteed by any of the Company's subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

          On January 30, 2014, the Company consummated the private placement pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), of an additional $100 million aggregate principal amount of 7 3/8% Senior Notes (the "Additional 7 3/8% Senior Notes") issued under a supplement to the Indenture. The original 7 3/8% Senior Notes issued on January 21, 2011 and the Additional 7 3/8% Senior Notes issued on January 30, 2014 are treated as a single series under the Indenture. The Additional 7 3/8% Senior Notes have the same terms as the original 7 3/8% Senior Notes. In connection with the offering of the Additional 7 3/8% Senior Notes, the Credit Facility and the Second Lien Credit Agreement were each amended to permit the issuance of additional 7 3/8% Senior Notes under the Indenture.

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

NOTE 11.    COMMITMENTS AND CONTINGENCIES

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

          The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax returns remains open for the year ended June 30, 2010 and subsequent fiscal years. During the second quarter of fiscal 2014, the Internal Revenue Service ("IRS") began an examination of the Company's U.S. federal tax returns for the fiscal years ended June 30, 2010, 2011 and 2012 that is currently in progress. The year ended June 30, 2010, and subsequent fiscal years remain subject to examination for various state tax jurisdictions. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from one to five years. The year ended June 30, 2010, and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

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

          So long as the Purchasers (or their affiliates) beneficially own a majority of the outstanding shares of Preferred Stock, the holders of a majority of such outstanding shares, voting separately as a class, will have the right (the "Designation Rights") to elect the following number of directors to the Board of the Company at any meeting of shareholders of the Company (or by written consent) at which directors are to be elected, designated or appointed: (i) if the Percentage Interest (as defined in the Shareholders Agreement) as of the record date for such meeting (or action by written consent) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, one member of the Board; or (ii) if the Percentage Interest as of the record date for such meeting (or action by written consent) is equal to or greater than 20%, two members of the Board. As of September 30, 2015, the Purchasers' Percentage Interest was approximately 20.2%.

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

Assumption

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

          Cumulatively through September 30, 2015, the Board has declared dividends of $2,825,458 on the Preferred Stock of which $1,090,787 have been paid as of September 30, 2015. Accrued dividends payable as of September 30, 2015, were $1,734,671 and dividend arrearage as of September 30, 2015, was $1,090,787. In October 2015, the Company paid 50%, or $321,942 of the dividend declared in July 2015. After giving effect to the October 2015 dividend payment, dividend arrearage was $1,412,729.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following table sets forth the accretion and dividends on the redeemable Preferred Stock for the three-month periods ended September 30, 2015 and 2014:

(Amounts in thousands)	September 30, 2015	September 30, 2014

Preferred stock accretion to redemption value	$--	$20,151
Dividends accrued	644	295

Total	$644	$20,446

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

          The Company's long-term debt consists of $350 million aggregate principal amount of its 7 3/8% Senior Notes due 2021 (the "7 3/8% Senior Notes"). At September 30, 2015 and June 30, 2015, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	September 30, 2015	June 30, 2015

7 3/8% Senior Notes due March 2021 (Level 2)	$214,375	$284,375

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2015 and June 30, 2015:

(Amounts in thousands)	September 30, 2015		June 30, 2015

	Asset	Liability	Asset	Liability

Level 2	$1,095	$207	$767	$757

Total	$1,095	$207	$767	$757

          See Note 14 for a discussion of the Company's foreign currency contracts

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. During fiscal 2015, the Company recorded an asset impairment charge to write-off the carrying values of both the Justin Bieber and Nicki Minaj licenses and in fiscal 2014, the Company recorded an asset impairment charge to write-off the carrying value for the BCBGMAXAZRIA license. As of September 30, 2015, other than the carrying values of these licenses, the Company did not have any non-financial assets and liabilities measured at fair value.

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2015 or in fiscal 2015 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2015 or in fiscal 2015 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

          As of September 30, 2015, the Company had open foreign currency contracts that expire between October 31, 2015 and May 31, 2016, with notional amounts of (i) 8.5 million British pounds and 10.0 million Euros to reduce the exposure of foreign subsidiary revenues to fluctuations in currency rates, (ii) 12.1 million Canadian dollars and 3.5 million Australian dollars used to hedge forecasted cost of sales, and (ii) 9.6 million Swiss francs used to hedge forecasted operating costs.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three months ended September 30, 2015 and 2014, the Company recorded gains of $0.8 million and $1.2 million, respectively, in selling, general and administrative expenses related to these contracts. As of September 30, 2015, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three months ended September 30, 2015 or in fiscal 2015 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	September 30, 2015	June 30, 2015

Other assets	$1,095	$767

Other payables	$207	$757

Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into (Loss) Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Currency Contracts - Sales(1)	$(71)	$(148)
Currency Contracts - Cost of Sales(2)	166	(69)
Currency Contracts - Selling, General and Administrative Expenses(3)	34	--

Total(4)	$129	$(217)

(1) Recorded in net sales on the consolidated statements of operations.
(2) Recorded in cost of sales on the consolidated statements of operations.
(3) Recorded in selling, general and administrative expenses on the consolidated statements of operations.
(4) Net of expense of $65 for the three months ended September 30, 2015 and net of tax benefit of $20 for the three months ended September 30, 2014.

Net Gain Recognized in Other Comprehensive (Loss) Income on Derivatives, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Currency Contracts - Sales	$640	$2,894
Currency Contracts - Cost of Sales	382	676
Currency Contracts - Selling, General and Administrative Expenses	(534)	(25)

Total(1)	$488	$3,545

(1) Net of tax expense of $196 and $498 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 15.    NEW ACCOUNTING STANDARDS

          In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers of financial statements. The updated standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for the Company beginning July 1, 2016, including interim periods within that reporting period. The new guidance must be applied on a prospective basis and early adoption is permitted. The Company does not believe the implementation of this standard will have a material impact on its consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the updated standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance in the updated standard is limited to the presentation of debt issuance costs. The updated standard does not affect the recognition and measurement of debt issuance costs, and the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance will require the Company to reclassify debt financing costs, currently recorded as assets, as a direct deduction from the carrying value of debt. The new guidance is effective for the Company beginning July 1, 2016, including interim periods within that reporting period. The new guidance is required to be applied retrospectively and early adoption is permitted.

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

          In May 2015, the FASB issued a proposal to amend certain aspects of the new revenue standard, specifically the guidance on identifying performance obligations and accounting for licenses of intellectual property. The proposed amendments clarify the guidance on determining if the promises in a contract are "distinct" goods or services and therefore, should be accounted for separately. The FASB's proposal also (1) clarifies that entities are not required to identify promised goods or services that are immaterial in the context of the contract, and (2) allows entities to elect to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service.

          Subsequently in July 2015, based on the comments received, discussions with various stakeholders, and potential forthcoming amendments to the new revenue standard, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard is effective for the Company beginning July 1, 2018, including interim periods within that reporting period. The FASB also decided that companies could choose to adopt the new standard one year earlier which would have been the original effective date. The new standard is required to be applied retrospectively. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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

          At September 30, 2015, the Company's operations were organized into the following two operating segments, which also comprise its reportable segments:

•    North America -- The North America segment sells the Company's portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company's direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company's e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas which are owned and operated by a third party licensee in which the Company has a minority investment.

•    International -- The International segment sells a portfolio of owned and licensed brands, including Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

          The Chief Executive evaluates segment profit based upon income from operations, which represents earnings before income taxes, interest expense and depreciation and amortization charges. The accounting policies for each of the reportable segments are the same as those described in the Company's 2015 Annual Report under Note 1 -- "General Information and Summary of Significant Accounting Policies."

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information regarding assets and liabilities of the Company's reportable segments is produced for the Chief Executive or included herein.

          Segment net sales and profit (loss) exclude returns and markdowns related to the Company's previously disclosed 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated (loss) income before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan and the 2016 Business Transformation Program, including returns and markdowns. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

          The following table is a comparative summary of the Company's net sales and segment profit (loss) by operating segment for the three months ended September 30, 2015 and 2014.

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Segment Net Sales:
North America	$172,196	$172,359
International	93,755	100,698

Total	$265,951	$273,057

Reconciliation:
Segment Net Sales	$265,951	$273,057
Less:
Unallocated sales returns and markdowns	--	2,679	(2)

Net Sales	$265,951	$270,378

Segment Profit (Loss):
North America	$24,143	$12,821
International	(13,319)	(11,463)

Total	$10,824	$1,358

Reconciliation:
Segment Profit	$10,824	$1,358
Less:
Depreciation and Amortization	11,070	12,712
Interest Expense, net	7,261	7,756
Consolidation and Elimination Adjustments	1,011	79
Unallocated Corporate Expenses	8,427 (1)	6,092	(3)

(Loss) Income Before Income Taxes	$(16,945)	$(25,281)

(1)   Amounts includes $8.4 million in costs and expenses with respect to the Company's 2016 Business Transformation Program primarily comprised of $3.3 million of inventory costs related to the closing of the Company's Brazil affiliate, as well as changes in certain distribution and customer arrangements, $5.1 million of severance and other employee-related expenses and related transition costs.

(2) Amount represents $2.7 million of returns and markdowns under the Company's 2014 Performance Improvement Plan.

(3)   In addition to the returns and markdowns described above in Note 2, amounts for the three months ended September 30, 2014, include $3.4 million in expenses under the 2014 Performance Improvement Plan primarily comprised of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and related notes contained in this quarterly report and the Consolidated Financial Statements and related notes and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

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

          Our business strategy remains focused on two important initiatives -- the global repositioning of the Elizabeth Arden brand and expanding the market penetration of our prestige fragrance portfolio in both the North America and international markets. For fiscal 2016, we will continue to focus on these initiatives and target our resources and efforts on those markets, channels and brands that we believe afford us the best opportunity for profitable growth. More specifically, our primary goal for fiscal 2016 is to improve our business and financial performance by (i) improving our go-to-market capability and execution by enhancing our distribution quality, and continuing to explore opportunities for distribution partnerships in certain markets, (ii) growing margins by simplifying and streamlining our organization to optimize costs and reduce complexity, and (iii) developing a more robust innovation pipeline.

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

          We have also taken several steps to improve our international go-to-market capability and improve distribution quality. For example, in China, we finalized changes in our distribution strategy, including in the e-commerce channel. In the Middle East, we entered into a joint venture in the United Arab Emirates with an unrelated third party that will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products primarily in Middle Eastern countries. In July 2015, we entered into a similar joint venture with an unrelated third party that will be responsible for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in certain markets within Southeast Asia and Hong Kong. This joint venture commenced operations in Southeast Asia in September 2015 and operations in Hong Kong are expected to commence on January 1, 2016.

          We manage our business by evaluating net sales, EBITDA (as defined later in this discussion), EBITDA margin, segment profit and working capital utilization (including monitoring our levels of inventory, accounts receivable, operating cash flow and return on invested capital). We encounter a variety of challenges that may affect our business and should be considered as described in Item1A"Risk Factors" of our Annual Report on Form 10-K for the year ended June 30, 2015 and in the section of this quarterly report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results."

2014 Performance Improvement Plan and 2016 Business Transformation Program

          During fiscal 2014, we began a comprehensive review of our entire business model and cost structure to identify initiatives to reduce the size and complexity of our overhead structure and to exit low-return businesses, customers and brands, in order to improve gross margins and profitability in the long term. As a result of this review, we implemented several restructuring and cost savings initiatives at the end of fiscal 2014 and during fiscal 2015 that we refer to as the "2014 Performance Improvement Plan."

          During fiscal 2015 we completed the closure of our Puerto Rico affiliate; we exited a large, unprofitable customer in Canada; we improved our distribution quality; we made changes to our distribution strategy in China and other markets; we entered into a joint venture for the distribution of our products in the Middle East; we discontinued certain unprofitable products, eliminating complexity in our supply chain; and we significantly reduced our global headcount. We also reviewed our portfolio of fragrance brands in light of the recent sales performance and forecasts of certain brands, as well as industry trends, in order to identify strategies to simplify, and optimize the performance of, our fragrance brand portfolio, which resulted in (i) adopting changes in our go-to-market strategy for certain fragrance brands, and (ii) reducing the number of stock-keeping units of certain brands. During fiscal 2014 and 2015, we incurred a total of approximately $150.5 million under the 2014 Performance Improvement Plan. All charges associated with the 2014 Performance Improvement Plan were recorded as of June 30, 2015.

          As we continue to look for ways of improving our business and financial performance and achieving our targeted goal of $40 million to $50 million in annualized savings, during the fourth quarter of fiscal 2015, we identified certain additional restructuring and cost savings initiatives that we expect to implement during fiscal 2016. We collectively refer to these initiatives as our "2016 Business Transformation Program." The 2016 Business Transformation Program is intended to further align our organizational structure and distribution arrangements with the current needs and demands of our business in order to improve our go-to-market capability and execution and to streamline our organization. We expect to incur approximately $23 million to $28 million in pre-tax charges, primarily during fiscal 2016, under the 2016 Business Transformation Program, of which an estimated $17 million to $22 million is expected to be comprised of cash expenditures. We have incurred approximately $8.5 million of pre-tax charges, under the 2016 Business Transformation Program, during the three months ended September 30, 2015, and approximately $10.9 million of pre-tax charges inception-to-date. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Notes to Unaudited Consolidated Financial Statements.

          We currently expect that the actions and initiatives identified and executed, or to be executed, under the 2014 Performance Improvement Plan and the 2016 Business Transformation Program will result in approximately $47 million to $50 million of annualized savings, achieving the top end of our targeted range of annualized savings. In fiscal 2016, we intend to continue to work towards identifying ways to further simplify our go-to-market capabilities, including looking at alternative, more profitable commercial structures. These efforts may result in additional decisions that may impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

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

Investments

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

          During fiscal 2015, through a subsidiary, we entered into a joint venture in the United Arab Emirates (the "UAE joint venture") with an unrelated third party for the sale, promotion and distribution of our fragrance, skincare and cosmetics products primarily in Middle Eastern countries. Effective September 1, 2015, we entered into a similar joint venture for the Southeast Asia region and, effective January 1, 2016 in Hong Kong (the "Southeast Asia joint venture") with an unrelated third party for the sale, promotion and distribution of certain of our fragrance, skincare and cosmetics products in Southeast Asia.

          Based on our equity interests and controlling rights in the joint ventures, we have determined that the UAE joint venture and the Southeast Asia joint venture are each VIEs, requiring consolidation of such joint ventures' financial statements in accordance with Topic 810, Consolidation. The respective unrelated third party's interest in each joint venture is classified as a "noncontrolling interest" in the shareholders' equity section of our consolidated balance sheet.

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

Critical Accounting Policies and Estimates

          As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. We base our estimates on historical experience and other factors that we believe are most likely to occur. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known. Our most critical accounting policies relate to revenue recognition, provisions for inventory obsolescence, allowances for sales returns, markdowns and doubtful accounts, intangible and long-lived assets, income taxes, hedging contracts and share-based compensation. Since June 30, 2015, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three months ended September 30, 2015 or in fiscal 2015 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax gain from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three months ended September 30, 2015 and 2014.

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Net sales	$(80)	$(163)
Cost of sales	236	(73)
Selling, general and administrative	826	1,225

Total pre-tax gain	$982	$989

Results of Operations

          The following discussion compares the historical results of operations for the three months ended September 30, 2015 and 2014. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended

	September 30, 2015			September 30, 2014

Net sales	$265,951		100.0%	$270,378	(2)	100.0%
Cost of sales	154,890		58.2	161,326		59.7
Depreciation related to cost of goods sold	1,555		0.6	1,999		0.7
Gross profit	109,506	(1)	41.2	107,053	(2)	39.6
Selling, general and administrative expenses	109,675		41.2	113,865		42.1
Depreciation and amortization	9,515		3.6	10,713		4.0
Loss from operations	(9,684	) (1)	(3.7)	(17,525	) (2)	(6.5)
Interest expense, net	7,261		2.7	7,756		2.9
(Loss) before income taxes	(16,945)		(6.4)	(25,281)		(9.4)
(Benefit from) provision for income taxes	(609)		(0.2)	224		--
Net loss	(16,336	) (3)	(6.2)	(25,505	) (4)	(9.4)
Net loss attributable to noncontrolling interest(5)	(400)		(0.2)	(155)		--
Net loss attributable to Elizabeth Arden shareholders	(15,936)		(6.0)	(25,350)		(9.4)
Less: Accretion and dividends on preferred stock	644		0.2	20,446		7.5
Net loss attributable to Elizabeth Arden common shareholders	(16,580)		(6.2)	(45,796)		(16.9)
Other data
EBITDA and EBITDA margin(6)	$1,386		0.5%	$(4,813)		(1.8)%

(1)

For the three months ended September 30, 2015, gross profit includes $3.3 million of inventory costs under our 2016 Business Transformation Program primarily related to the closing of our Brazil affiliate, as well changes in certain distribution and customer arrangements.

In addition to the item discussed above, loss from operations includes:
* $5.1 million in expenses under the 2016 Business Transformation Program primarily comprised of severance and other employee-related expenses and related transition costs.
* $0.1 million for the acceleration of depreciation expense for leasehold improvements related to leased space vacated under the 2016 Business Transformation Program.

(2)			For the three months ended September 30, 2014, net sales includes $2.7 million of returns and markdowns under our 2014 Performance Improvement Plan.

In addition to the item discussed above, loss from operations includes:

*  $3.4 million in expenses under our 2014 Performance Improvement Plan, primarily comprised of severance and other employee-related expenses, and related transition costs associated with the reduction in global headcount positions.

(3)

For the three months ended September 30, 2015, the net loss includes items discussed in footnote (1) above, as well as valuation allowances of $3.0 million against our U.S. deferred tax assets and $2.0 million against deferred tax assets in certain foreign operations recorded as non-cash charges to income tax expense.

(4)

For the three months ended September 30, 2014, the net loss includes items discussed in footnote (2) above, as well as a valuation allowance of $7.4 million against our U.S. deferred tax assets recorded as a non-cash charge to income tax expense.

(5)	See Note 5 to Notes to Unaudited Consolidated Financial Statements.

(6)

For a definition of EBITDA and a reconciliation of net (loss) income attributable to Elizabeth Arden common shareholders to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. EBITDA margin represents EBITDA divided by net sales.

          At September 30, 2015, our operations were organized into the following two operating segments, which also comprise our reportable segments:

—

North America -- Our North America segment sells our portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes our direct to consumer business, which is composed of our Elizabeth Arden branded retail outlet stores and our e-commerce business. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas, which are owned and operated by a third-party licensee in which we have a minority investment.

—

International -- Our International segment sells our portfolio of owned and licensed brands, including our Elizabeth Arden products, to perfumeries, boutiques, department stores, travel retail outlets and distributors in approximately 120 countries outside of North America.

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

          The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the three months ended September 30, 2015 and 2014 and reflects the basis of presentation described in Note 16 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Segment Net Sales:
North America	$172,196	$172,359
International	93,755	100,698

Total	$265,951	$273,057

Reconciliation:
Segment Net Sales	$265,951	$273,057
Less:
Unallocated sales returns and markdowns	--	2,679	(2)

Net Sales	$265,951	$270,378

Segment Profit (Loss):
North America	$24,143	$12,821
International	(13,319)	(11,463)
Less:
Depreciation and Amortization	11,070	12,712
Interest Expense, net	7,261	7,756
Consolidation and Elimination Adjustments	1,011	79
Unallocated Corporate Expenses	8,427 (1)	6,092	(3)

(Loss) Income Before Income Taxes	$(16,945)	$(25,281)

(1)   Amount includes $8.4 million in costs and expenses with respect to our 2016 Business Transformation Program primarily comprised of $3.3 million of inventory costs related to the closing of our Brazil affiliate, as well as changes in certain distribution and customer arrangements, and $5.1 million of severance and other employee-related expenses and related transition costs.

(2) Amount represents $2.7 million of returns and markdowns under our 2014 Performance Improvement Plan.

(3)   In addition to the returns and markdowns described above in footnote (2), amounts for the three months ended September 30, 2014, include $3.4 million in expenses under the 2014 Performance Improvement Plan, primarily comprised of severance and other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

          The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Designer, Heritage, Celebrity and Other Fragrances.

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Net Sales:
Elizabeth Arden Brand	$99,098	$100,051
Designer, Heritage, Celebrity and Other Fragrances	166,853	170,327

Total	$265,951	$270,378

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.

          Net Sales.    Net sales decreased by 1.6%, or $4.4 million, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Excluding the unfavorable impact of foreign currency, net sales increased by 3.8%, or $10.4 million. Net sales for the three months ended September 30, 2014 include $2.7 million of returns and markdowns recorded as a result of our 2014 Performance Improvement Plan. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

          Segment Net Sales:

          North America

          Net sales for the three months ended September 30, 2015, were relatively flat compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales increased by 1.2%, or $2.1 million. Net sales of licensed and non-Elizabeth Arden branded, owned products increased an aggregate of $3.3 million primarily due to higher sales of Juicy Couture, Taylor Swift and Curve fragrances, partially offset by declines in net sales of Usher fragrances due to the expiration of that license in the prior year, as well as decreases in net sales of Justin Bieber and Ed Hardy fragrances. Net sales of Elizabeth Arden branded products decreased by $3.4 million, primarily due to lower sales of certain fragrances and skin care products. Net sales of distributed brands were flat compared to the prior year.

          International

          Net sales for the three months ended September 30, 2015, decreased by 6.9%, or $6.9 million compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales increased by 5.6%, or $5.6 million. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased an aggregate of $7.0 million from the prior year period, primarily due to lower net sales of Britney Spears, Justin Bieber and Juicy Couture fragrances, partially offset by higher net sales of John Varvatos fragrances. Net sales of Elizabeth Arden branded products were relatively flat as higher sales of skin care products were offset by lower sales of fragrance and color cosmetic products. Net sales in the Asia Pacific, Latin America and Europe regions were down by an aggregate of $12.0 million, partially offset by higher sales of $5.2 million in Greater China.

          Product Category Net Sales:

          Elizabeth Arden Brand

          Net sales of Elizabeth Arden branded products were relatively flat compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales increased by 8.1%, or $8.1 million. Net sales of color cosmetic products decreased by 10.4%, or $1.5 million. Net sales of skin care products increased by 3.4%, or $1.5 million, primarily due to the launch of SUPERSTART Skin Renewal Booster, as well as stronger overall skincare sales in Greater China and Europe.

           Designer, Heritage, Celebrity and Other Fragrances

          Net sales decreased by 2.0% or $3.5 million. Excluding the unfavorable impact of foreign currency, net sales increased by 1.4% or $2.3 million. The decrease in net sales was primarily due to lower sales of Usher, Britney Spears and Justin Bieber fragrances, partially offset by higher net sales of Juicy Couture, Taylor Swift and John Varvatos fragrances. Sales of distributed brands were flat compared to the prior year.

          Gross Margin.   For the three months ended September 30, 2015 and 2014, gross margins were 41.2% and 39.6%, respectively. Gross margin in the current year period was negatively impacted by $3.3 million, or 120 basis points, of inventory costs related to the closing of our Brazil, affiliate as well as changes in certain distribution and customer arrangements. Gross margin in the prior year period was negatively impacted by $2.7 million, or 60 basis points, of returns and markdowns under our 2014 Performance Improvement Plan. The overall improvement in the gross margin was primarily due to a higher proportion of sales of higher margin products in the current year as compared to our strategic decision in the prior year period to reduce levels of certain inventories at reduced margins.

          SG&A.   Selling, general and administrative expenses decreased by 3.7%, or $4.2 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease was due to lower marketing and sales expenses of $5.2 million, partially offset by higher general and administrative expenses of $1.0 million. The decrease in marketing and sales expenses was primarily due to (i) $2.2 million of lower royalty expense primarily due to lower net sales of certain licensed products in the current year period, (ii) $1.7 million in lower marketing and selling expenses (excluding royalties), reflecting a spend rate consistent with the spend rate in the prior year period, and (iii) $1.3 million of lower marketing and sales overheads expenses in part due to the overall simplification of our sales and marketing organizations under the 2014 Performance Improvement Plan. The increase in general and administrative expenses was principally due to $5.1 million in expenses under our 2016 Business Transformation Program for severance and other employee-related expenses and related transition costs, partially offset by lower payroll and employee related expenses, including lower incentive compensation costs, of $2.7 million. The three months ended September 30, 2014, included (i) a credit of $3.5 million recorded in the prior year period for the reimbursement of certain expenses received in connection with the agreement to return the Kate Spade license back to the licensor, offset by (ii) $3.4 million in expenses under our 2014 Performance Improvement Plan, comprised of $1.1 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $2.2 million of related transition costs, and $0.1 million in asset impairments. For the three months ended September 30, 2015 and 2014, total share-based compensation costs charged against income for all stock plans was $1.7 million and $1.3 million, respectively.

          Segment Profit (Loss).

          North America

          Segment profit increased 88.3%, or $11.3 million, as compared to the prior year. The increase in segment profit was due to the higher gross profit and lower segment selling, general and administrative expenses.

          International

          Segment loss increased by 16.2%, or $1.9 million as compared to the prior year. The increase in segment loss was primarily due to lower sales and gross profit, partially offset by lower segment selling, general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense was $1.2 million lower for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease in depreciation and amortization expense for the current year period was primarily due to lower amortization expense for brand licenses, trademarks and intangibles as a result of the asset impairments recorded during the second quarter of fiscal 2015 for certain fragrance licenses. See Note 13 to the Notes to Unaudited Consolidated Financial Statements.

          Interest Expense, Net.    Interest expense, net of interest income, was $0.5 million lower for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease was due to lower interest expense related to our revolving credit facility, primarily due to lower average borrowings, partially offset by higher interest rates.

          (Benefit from) Provision for Income Taxes.    The pre-tax loss from our domestic and international operations consisted of the following for the three months ended September 30, 2015 and 2014:

	Three Months Ended

(Amounts in thousands)	September 30, 2015	September 30, 2014

Domestic pre-tax loss	$(9,073)	$(18,160)
Foreign pre-tax loss	(7,872)	(7,121)

Total loss before income taxes	$(16,945)	$(25,281)

Effective tax rate	3.6%	(0.9)%

          Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we could not recognize a tax benefit on our U.S. pre-tax loss for either of the three months ended September 30, 2015 or 2014, and have instead recorded valuation allowances of $3.0 million and $7.4 million, respectively, for the periods. Additionally, commencing in the second quarter of fiscal 2015, we began recording valuation allowances against our deferred tax assets in certain of our foreign operations as non-cash charges to income tax expense. For the three months ended September 30, 2015, we recorded a valuation allowance of $2.0 million against our deferred tax assets in such foreign operations as non-cash charges to income tax expense.

          The valuation allowance for our net deferred tax assets will not impact our cash flow for a number of years; however, it did have a direct negative impact on net income and shareholders' equity for the three months ended September 30, 2015 and for the fiscal year ending June 30, 2015. In addition, it will result in our inability to record tax benefits on future losses in these jurisdictions unless sufficient future taxable income is generated in such jurisdictions to support the realization of the deferred tax assets. Recording the valuation allowances does not restrict our ability to utilize net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in the applicable jurisdictions in periods prior to the expiration of such net operating losses. A return to sustained profitability in these jurisdictions is an example of objective positive evidence that could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowances in the future.

          In general, we record income tax expense for interim periods based on our best estimate as to the full fiscal year's effective tax rate. For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction change during the year, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred. However, with the exception of deferred tax liabilities associated with indefinite-lived assets, which cannot be used as a source of taxable income, the U.S and certain foreign jurisdictions were removed from the base calculation of the annual effective tax rate, as we expect these jurisdictions to generate losses for which no benefit will be recognized.

          The effective tax rate in the current year period was higher as compared to the prior year period, primarily due to (i) a shift in the ratio of earnings contributions between jurisdictions, (ii) the impact of the valuation allowances in the U.S. and certain foreign jurisdictions, and (iii) a $0.3 million tax benefit related to tax adjustments for changes in estimates and other tax related items. The effective tax rate for the full fiscal year ended June 30, 2015 was (2.9)%.

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

          Net Loss Attributable to Elizabeth Arden Common Shareholders.    Net loss attributable to Elizabeth Arden common shareholders for the three months ended September 30, 2015, was $16.6 million, compared to $45.8 million for the three months ended September 30, 2014. The prior year amount includes accretion of $20.1 million for the change in redemption value related to our issuance of preferred stock in August 2014. We decided to recognize the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. See Note 12 to Notes to Unaudited Consolidated Financial Statements. In addition, the higher gross profit and lower selling, general and administrative expenses in the current year period contributed to the improvement in results.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense, plus net income or (net loss) attributable to noncontrolling interest, plus accretion and dividends on preferred stock) for the three months ended September 30, 2015 was $1.4 million and, represents a increase of $6.2 million compared to the prior year due to the higher gross profit and lower selling, general and administrative expenses in the current period. EBITDA for the three months ended September 30, 2015, includes $8.4 million in costs and expenses with respect to our 2016 Business Transformation Program, comprised of $3.3 million of inventory costs primarily related to the closing of our Brazil affiliate, as well as changes in certain distribution and customer arrangements, and $5.1 million of severance and other employee-related expenses and related transition costs. EBITDA for the three months ended September 30, 2014 was $(4.8) million and includes $6.1 million in costs and expenses under our 2014 Performance Improvement Plan, comprised of $2.7 million of returns and markdowns, $1.1 million of severance and other employee-related expenses associated with the reduction in global headcount positions, $2.2 million of transition costs and $0.1 million in asset impairments.

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

          The following is a reconciliation of net loss attributable to Elizabeth Arden common shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Net loss attributable to Elizabeth Arden common shareholders	$(16,580)	$(45,796)
Plus:
(Benefit from) provision for income taxes	(609)	224
Interest expense, net	7,261	7,756
Depreciation in cost of sales	1,555	1,999
Depreciation and amortization	9,515	10,713
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(400)	(155)
Accretion and dividends on preferred stock (See Note 12 to Notes to Unaudited Consolidated Financial Statements)	644	20,446

EBITDA	$1,386	$(4,813)

          The following is a reconciliation of net cash flow used in operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Net cash used in operating activities	$(106,948)	$(107,875)
Changes in assets and liabilities, net of acquisitions	103,028	95,564
Interest expense, net	7,261	7,756
Amortization of senior note offering and credit facility costs	(359)	(421)
Amortization of senior note premium	212	200
(Benefit from) provision for income taxes	(609)	224
Deferred income taxes	493	1,052
Amortization of share-based awards	(1,692)	(1,252)
Asset impairments	--	(61)

EBITDA	$1,386	$(4,813)

Liquidity and Capital Resources

          The following chart summarizes our cash (outflows) flows from operating, investing and financing activities for the three months ended September 30, 2015 and 2014:

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Net cash used in operating activities	$(106,948)	$(107,875)
Net cash used in investing activities	(2,432)	(7,305)
Net cash provided by financing activities	101,954	111,012
Net decrease in cash and cash equivalents	(8,833)	(5,480)

Operating Activities

          Cash used by our operating activities is driven by net loss adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash used by operating activities for the three months ended September 30, 2015 and 2014:

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Net loss	$(16,336)	$(25,505)
Net adjustments to reconcile net loss to net cash used in operating activities	12,416	13,194
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(103,028)	(95,564)

Net cash used by operating activities	$(106,948)	$(107,875)

          For the three months ended September 30, 2015, net cash used in operating activities was $106.9 million, as compared to $107.9 million for the three months ended September 30, 2014. Net loss was $16.3 million for the three months ended September 30, 2015, as compared to $25.5 million for the prior year period, representing an improvement of $9.2 million. Net adjustments to reconcile net loss to cash used in operating activities decreased by $0.8 million as compared to the prior year. Working capital changes utilized cash of $103.0 million in the current year period as compared to $95.6 million in the prior year. Cash utilized by working capital changes in the current period increased primarily due to a larger decrease in prepaid expenses and other assets than in the prior year period.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the three months ended September 30, 2015 and 2014:

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Additions to property and equipment	$(2,488)	$(7,305)
Cash received from consolidation of variable interest entity	56	--

Net cash used by investing activities	$(2,432)	$(7,305)

          For the three months ended September 30, 2015, net cash used in investing activities of $2.4 million was composed of $2.5 million of capital expenditures and also includes $56,000 of cash received in connection with the formation of our joint venture in Southeast Asia and the requirement to consolidate its financial statements. For the three months ended September 30, 2014, net cash used in investing activities of $7.3 million was entirely related to capital expenditures principally for computer hardware and software related to implementation of the last phase our Oracle global enterprise system and in-store counters and displays. The decrease in capital expenditures for the three months ended September 30, 2015 is primarily due to lower spending for computer hardware and software.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the three months ended September 30, 2015 and 2014:

(Amounts in thousands)	Three Months Ended

	September 30, 2015	September 30, 2014

Proceeds from short-term debt	$102,300	$66,329
Proceeds from the issuance of preferred stock and convertible warrants, net of issuance costs	--	44,713
Preferred stock dividend	(316)	--
All other financing activities	(30)	(30)

Net cash provided by financing activities	$101,954	$111,012

          For the three months ended September 30, 2015, net cash provided by financing activities was $102.0 million, as compared to $111.0 million for the three months ended September 30, 2014. Net cash provided by financing activities for the three months ended September 30, 2014, includes $44.7 million received in connection with the issuance of our preferred stock and convertible warrants, net of payments of $5.3 million of the approximately $6.0 million in issuance costs incurred as part of the transaction. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          During the three months ended September 30, 2015, borrowings under our credit facility increased by $102.3 million from a balance of $8.3 million at June 30, 2015. During the three months ended September 30, 2014, borrowings under our credit facility increased by $65.0 million from a balance of $78.0 million at June 30, 2014. Additionally, at September 30, 2014, short-term debt included $3.7 million in outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc, an increase of $1.3 million from the June 30, 2014 balance.

          Interest paid during the three months ended September 30, 2015, included $12.9 million of interest payments on the 7 3/8% senior notes due 2021 and $0.6 million of interest paid on the borrowings under our credit facility. Interest paid during the three months ended September 30, 2014, included $12.9 million of interest payments on the 7 3/8% senior notes due 2021 and $0.9 million of interest paid on the borrowings under our credit facility.

          At September 30, 2015, we had approximately $37.3 million of cash, of which $34.2 million was held outside of the United States primarily in South Africa, Switzerland, Australia, the UK, Spain and China. During the fourth quarter of fiscal 2015, we finalized an intercompany loan agreement between a foreign subsidiary incorporated in Switzerland and a U.S. subsidiary. Under the terms of the intercompany loan agreement, our foreign subsidiary loaned $42 million to our U.S subsidiary. The intercompany loan is payable on or before June 30, 2020. The remaining cash held outside the U.S. is needed to meet local working capital requirements and to fund the expansion of our international operations, and is therefore considered permanently reinvested outside the U.S.

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

          We have a $300 million revolving bank credit facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the credit facility, we may, at any time, increase the size of the credit facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to satisfaction of certain conditions. The credit facility matures in December 2019. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the credit facility, or (b) our borrowing availability under the credit facility, plus domestic cash and cash equivalents, is less than $20 million at any time. Our average borrowing base capacity and borrowing availability for the quarter ended September 30, 2015, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended September 30, 2015. We were in compliance with all applicable covenants under the credit facility for the quarter ended September 30, 2015.

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

          Borrowings under the credit portion of the credit facility bear interest at a floating rate based on an "Applicable Margin" that is determined by reference to a debt service pricing ratio. At our option, the Applicable Margin may be applied to either the London InterBank Offered Rate (LIBOR) or the base rate. The Applicable Margin charged on LIBOR loans ranges from 1.50% to 2.50%, and ranges from 0% to 1.0% for base rate loans, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee of 0.375% per annum based on the quarterly average utilization. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our revolving credit facility and second lien credit agreement are not impacted by credit rating agency actions.

          At September 30, 2015, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for prime rate loans. For the three months ended September 30, 2015 and 2014, the weighted average annual interest rate on borrowings under the credit facility was 3.0% and 2.7%, respectively.

          We also have a second lien credit agreement with JPMorgan Chase Bank, N.A. As of September 30, 2015, we had no outstanding borrowings under the second lien credit agreement.

          On October 2, 2015, we entered into an amendment of the second lien credit agreement, which, among other things, extended the maturity date of the second lien credit agreement from January 2016 to October 15, 2016. On October 2, 2015, we borrowed $25 million in a single advance under the terms of the amendment and used the proceeds to reduce outstanding borrowings under the credit facility.

          The second lien credit agreement is collateralized by a second priority lien on all our U.S. accounts receivable and inventories. In connection with the Amendment, the Company also entered into security agreements in favor of JP Morgan Chase Bank, N.A. and the lenders under our credit facility, granting a lien against our U.S. trademarks relating to its Curve fragrance brand and certain related assets to secure our obligations under both the second lien credit agreement and the credit facility. With respect to the credit facility, the security interest in these trademarks and related assets will be released upon payment in full of our obligations under the second lien credit agreement, provided that our minimum debt service coverage ratio (as calculated pursuant to the credit facility) as of the end of the most recently ended fiscal quarter for the preceding twelve months is greater than 1.0 to 1.0 and no default or event of default exists immediately prior to or after giving effect to the release of such security interest.

          As amended, the second lien credit agreement provides that borrowings will bear interest at a floating rate based on an "Applicable Margin" that is determined by reference to a debt service pricing ratio. At our option, the Applicable Margin may be applied to either the LIBOR or the base rate. As amended, the Applicable Margin charged on LIBOR loans ranges from 3.00% to 5.00% and for base rate loans ranges from 1.5% to 3.5%. To the extent we borrow amounts under the second lien credit agreement, we have the option to prepay all or a portion of such borrowings, provided the borrowing base capacity under the credit facility is in excess of $35 million after giving effect to the applicable prepayment each day for the 30 day period ending on the date of the prepayment.

          At September 30, 2015, we had $110.6 million in borrowings and $3.0 million in letters of credit outstanding under the credit facility and no outstanding borrowings under our second lien credit agreement. At September 30, 2015, based on eligible accounts receivable and inventory available as collateral, our aggregate borrowing availability under our credit facility and second lien facility was $128.0 million. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At September 30, 2015, we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien credit agreement to the extent of the collateral securing the credit facility and second lien credit agreement. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes are not guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

          At September 30, 2015, we have outstanding 50,000 shares of our newly designated preferred stock, with detachable warrants to purchase up to 2,452,267 shares of our common stock at an exercise price of $20.39 per share. The preferred stock and detachable warrants were issued for aggregate cash consideration of $50 million under a securities purchase agreement we entered into with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P., investment funds affiliated with Rhône Capital L.L.C.

          Dividends on the preferred stock are due on January 1, April 1, July 1 and October 1 of each year. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of common stock for which the outstanding warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. Pursuant to a shareholders' agreement entered into concurrently with the securities purchase agreement, each quarter we will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under our indenture for the 7 3/8% senior notes, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the board, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on our common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. Accrued dividends payable as of September 30, 2015, were $1,734,671. Dividend arrearage as of September 30, 2015, was $1,090,787. In October 2015, we paid 50%, or $321,942 of the dividend declared in July 2015. After giving effect to the October 2015 dividend payment, dividend arrearage was $1,412,729. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our credit facility and second lien credit agreement will be sufficient to cover debt service, preferred stock dividends, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of additional brands or licensing or distribution arrangements.

          As noted above, our credit facility has only one financial covenant, a debt service coverage ratio that applies only if we do not have the requisite average borrowing base capacity and borrowing availability as set forth under the credit facility. Based upon our internal projections, we do not anticipate that our borrowing base capacity or borrowing availability will fall below the applicable thresholds during the next twelve months. Deterioration in the economic and retail environment or continued challenges in our operating performance, however, could cause us to default under our credit facility if we do not have the requisite average borrowing base capacity or borrowing availability and also fail to meet the financial maintenance covenant set forth in the credit facility. In such an event, we would not be allowed to borrow under the credit facility or second lien credit agreement and may not have access to the capital necessary for our business. In addition, a default under our credit facility or second lien credit agreement that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under our credit facility or second lien credit agreement, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

          Repurchases of Common Stock.    We have an existing stock repurchase program pursuant to which our board of directors has authorized the repurchase of $120 million of common stock and that expires on November 30, 2016. There have been no share repurchases since December 2013. Since inception in November 2005, we have repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program at an aggregate cost of $85.3 million, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future operating or financial performance or results of current and anticipated products or sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015:

*

our ability to implement our 2014 Performance Improvement Plan and our 2016 Business Transformation Program or other restructuring or cost saving initiatives, our ability to realize the anticipated benefits of our 2014 Performance Improvement Plan, our 2016 Business Transformation Program and any other restructuring or cost saving initiatives and/or changes in the timing of such benefits;

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
*

factors affecting our relationships with our customers or our customers' businesses, including the absence of contracts with customers, our customers' financial condition, reduction in consumer traffic or demand, and changes in the retail, fragrance and cosmetic industries, such as the consolidation of retailers and the closing of retail doors as well as retailer inventory control practices, including, but not limited to, levels of inventory carried at point of sale and practices used to control inventory shrinkage;

*

risks of international operations, including foreign currency fluctuations, hedging activities, restrictions on our ability to repatriate cash, economic and political consequences of terrorist attacks, disruptions in travel, unfavorable changes in U.S. or international laws or regulations, diseases and pandemics, and political instability in certain regions of the world;

*	our reliance on license agreements with third parties for the rights to sell many of our prestige fragrance brands;
*

our reliance on third-party manufacturers for our owned and licensed products and our absence of contracts with suppliers of distributed brands or raw materials and components for manufacturing of owned and licensed brands;

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

*	our ability to protect our intellectual property rights and to operate our business without infringing the intellectual property rights of others;
*	the success, or changes in the timing or scope, of our new product launches, advertising and merchandising programs;
*	our ability to successfully manage our inventories;
*	the quality, safety and efficacy of our products;
*	the impact of competitive products and pricing;
*

our ability to (i) implement our growth strategy and acquire or license additional brands or secure additional distribution arrangements, (ii) successfully and cost-effectively integrate acquired businesses or new brands, (iii) successfully expand our geographic presence and distribution channels, and (iv) finance our growth strategy and our working capital requirements;

*

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations and working capital requirements, and restrictive covenants in our revolving credit facility, second lien credit agreement, and the indenture for our 7 3/8% senior notes;

*

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of September 30, 2015, we had $110.6 million in borrowings and $3.0 million in letters of credit outstanding under our revolving credit facility and no outstanding balances under our second lien credit agreement. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien credit agreement are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien credit agreement during the three months ended September 30, 2015, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended September 30, 2015 would have increased or decreased by approximately $0.3 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          As of September 30, 2015, we had open foreign currency contracts that expire between October 31, 2015 and May 31, 2016, with notional amounts of (i) 8.5 million British pounds and 10.0 million Euros to reduce the exposure of our foreign subsidiary revenues to fluctuations in currency rates, (ii) 12.1 million Canadian dollars and 3.5 million Australian dollars used to hedge forecasted cost of sales, and (ii) 9.6 million Swiss francs to hedge forecasted operating costs.

          We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized gain, net of taxes, recognized during the three months ended September 30, 2015 from settled contracts was approximately $0.1 million. At September 30, 2015, the unrealized gain, net of taxes, associated with these open contracts of approximately $0.6 million is included in accumulated other comprehensive (loss) income in our consolidated balance sheet. See Notes 2 and 14 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of September 30, 2015, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the three months ended September 30, 2015, from the settlement of these contracts was $0.6 million.

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

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

          Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There has been no material change in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 5.    OTHER INFORMATION

          Based primarily on significant retention concerns stemming from the lack of executive bonus payouts in fiscal 2013 and fiscal 2014, the lack of salary increases for most executive officers in fiscal 2015, and below target payouts of recent performance-based long-term incentive awards, in August 2015 the compensation committee of the board of directors authorized certain compensation actions with respect to our named executive officers and certain other key senior officers (other than our chief executive officer) that are intended to help us retain key management who we believe are vital to our continued turnaround efforts. These retention efforts consisted of additional cash awards payable in September 2015 of 37.5% of each named executive officer's fiscal 2015 annual bonus target, increases in fiscal 2016 base salaries and/or annual bonus targets for certain officers, and special equity retention awards for certain officers. More specifically, base salaries for our named executive officers (other than our chief executive officer) were increased by 8% to 33% (with the most significant increase driven by peer group median market data), and annual bonus targets were increased in certain cases by 10% of base salary. The aggregate value of long-term incentive awards made in August 2015 for these named executive officers remained within the range of $500,000 to $900,000, with each of Messrs. Little and Lauzat receiving long-term incentive awards having an aggregate grant date value of $800,000.  The Company's long-term incentive awards vest and/or are paid ratably over a three-year vesting period. Special equity retention awards having an aggregate grant date value of between $350,000 and $500,000 were also made to these named executive officers in August 2015.  These awards consisted of 60% stock options and 40% restricted stock units, and vest two business days after the public announcement of our financial results for the fiscal year ending June 30, 2018. In connection with these retention benefits, equity awards made in August 2015 to named executive officers include a 12-month non-competition restriction if such executive officer's employment with the company terminates prior to July 1, 2018, as well as an ongoing 12-month non-solicitation restriction, and the August 2015 equity and performance-based cash awards (as well as the named executive officers' existing equity and performance-based cash awards, as amended) provide for continued vesting and exercisability for up to one year after a termination without cause.

[Remainder of Page Intentionally Left Blank]

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

10.12

Fourth Amendment to Credit Agreement (Second Lien) dated as of October 2, 2015, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

10.13

Security Agreement, dated as of October 2, 2015, granted by Elizabeth Arden, Inc. in favor of JPMorgan Chase Bank, N.A., in connection with the Credit Agreement (Second Lien), dated as of June 12, 2012 (as amended, supplemented, or otherwise modified from time to time) (incorporated herein by reference to Exhibit 10.2 filed as part of the Company's Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

10.14

Security Agreement, dated as of October 2, 2015, granted by Elizabeth Arden, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto. (incorporated herein by reference to Exhibit 10.3 filed as part of the Company's Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

10.15

Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.16

Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company's Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.17 +

2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.18 +

2004 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.13 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 1-6370)).

Exhibit Number	Description

10.19 +

Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10. 20 +

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

10.25 +*	Form of Stock Option Agreement for stock option awards under the Company's 2010 Stock Award and Incentive Plan.

10.26

Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.27 +*	Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan, as amended and restated.

10.28 +

Elizabeth Arden, Inc. 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form S-8, Registration No. 333-200700, dated December 3, 2014 (Commission File No. 1-6370)).

10.29 +

Form of Stock Option Grant for stock option awards under the Company's 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.26 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2014 (Commission File No. 1-6370)).

10.30 +*	Form of Performance-Based Restricted Stock Unit Award Agreement for August 2015 awards under the Company's 2010 Stock Award and Incentive Plan, as amended and restated.

10.31+*	Form of Service-Based Restricted Stock Unit Award Agreement for August 2015 awards under the Company's 2010 Stock Award and Incentive Plan, as amended and restated.

10.32+*	Form of Stock Option Award Agreement for August 2015 awards under the Company's 2010 Stock Award and Incentive Plan, as amended and restated.

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of September 30, 2015 and June 30, 2015, (ii) unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively, (iii) unaudited condensed consolidated statements of comprehensive loss for the three months ended September 30, 2015 and 2014, respectively, (iv) unaudited condensed consolidated statements of cash flows for the three months ended September 30, 2015 and 2014, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: November 6, 2015	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer

Date: November 6, 2015	/s/ Rod R. Little

Rod R. Little
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.25	Form of Stock Option Agreement for stock option awards under the Company's 2010 Stock Award and Incentive Plan.

10.27	2010 Stock Award and Incentive Plan, as amended and restated.

10.30	Form of Performance-Based Restricted Stock Unit Award Agreement for August 2015 awards under the Company's 2010 Stock Award and Incentive Plan, as amended and restated.

10.31	Form of Service-Based Restricted Stock Unit Award Agreement for August 2015 awards under the Company's 2010 Stock Award and Incentive Plan, as amended and restated.

10.32	Form of Stock Option Grant for August 2015 awards under the Company's 2010 Stock Award and Incentive Plan, as amended and restated.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document