Form 10-Q
period 2016-03-31
ELIZABETH ARDEN INC
filed 2016-05-05
CIK 95052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2016

Common Stock, $.01 par value per share	29,949,317

ELIZABETH ARDEN, INC.

INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except shares and par value)

	As of

	March 31, 2016	June 30, 2015

ASSETS
Current Assets
Cash and cash equivalents	$41,130	$46,085
Accounts receivable, net	123,824	105,414
Inventories	227,477	240,740
Deferred income taxes	2,312	2,206
Prepaid expenses and other assets	25,762	29,455

Total current assets	420,505	423,900

Property and equipment, net	87,980	105,821
Exclusive brand licenses, trademarks and intangibles, net	227,700	224,895
Goodwill	31,607	31,607
Debt financing costs, net	7,018	7,396
Deferred income taxes	3,216	2,739
Other	15,904	16,866

Total assets	$793,930	$813,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$67,500	$8,300
Accounts payable - trade	72,027	92,699
Other payables and accrued expenses	111,405	114,978

Total current liabilities	250,932	215,977

Long-term Liabilities
Long-term debt	354,997	355,634
Deferred income taxes and other liabilities	53,617	54,901

Total long-term liabilities	408,614	410,535

Total liabilities	659,546	626,512

Redeemable noncontrolling interest (See Note 5)	2,395	4,222

Commitments and contingencies (See Note 11)

Redeemable Series A Serial Preferred Stock, $0.01 par value, 50,000 shares authorized: 50,000 shares issued and outstanding	50,000	50,000

Shareholders' Equity
Common stock, $0.01 par value, 50,000,000 shares authorized; 34,790,625 and 34,652,963 shares issued, respectively	348	347
Additional paid-in capital	380,182	375,796
Accumulated deficit	(184,582)	(133,989)
Treasury stock (4,841,308 shares at cost)	(93,169)	(93,169)
Accumulated other comprehensive loss	(21,081)	(16,586)

Total Elizabeth Arden shareholders' equity	81,698	132,399
Noncontrolling interest (See Note 5)	291	91

Total shareholders' equity	81,989	132,490

Total liabilities, redeemable noncontrolling interest, redeemable preferred stock and shareholders' equity	$793,930	$813,224

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net sales	$191,932	$191,653	$774,082	$795,638
Cost of goods sold:
Cost of sales	106,287	110,058	431,934	460,146
Depreciation related to cost of goods sold	1,420	1,957	4,489	5,916

Total cost of goods sold	107,707	112,015	436,423	466,062

Gross profit	84,225	79,638	337,659	329,576

Operating expenses:
Selling, general and administrative	95,194	97,463	336,626	391,533
Depreciation and amortization	8,896	9,547	27,581	31,055

Total operating expenses	104,090	107,010	364,207	422,588

Loss from operations	(19,865)	(27,372)	(26,548)	(93,012)

Other expense
Interest expense, net	7,345	7,055	22,365	22,523
Debt Extinguishment charges	--	--	--	239

Other expense, net	7,345	7,055	22,365	22,762

Loss before income taxes	(27,210)	(34,427)	(48,913)	(115,774)
Provision for income taxes	529	500	1,433	1,557

Net loss	(27,739)	(34,927)	(50,346)	(117,331)
Net income (loss) attributable to noncontrolling interests (See Note 5)	39	(481)	(1,690)	(1,396)

Net loss attributable to Elizabeth Arden shareholders	(27,778)	(34,446)	(48,656)	(115,935)
Less: Accretion and dividends on preferred stock (See Note 12)	624	615	1,937	21,700

Net loss attributable to Elizabeth Arden common shareholders	$(28,402)	$(35,061)	$(50,593)	$(137,635)

Net loss per common share attributable to Elizabeth Arden common shareholders:
Basic	$(0.95)	$(1.18)	$(1.69)	$(4.62)

Diluted	$(0.95)	$(1.18)	$(1.69)	$(4.62)

Weighted average number of common shares:
Basic	29,949	29,812	29,881	29,801

Diluted	29,949	29,812	29,881	29,801

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net loss	$(27,739)	$(34,927)	$(50,346)	$(117,331)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments (1)	1,158	(5,343)	(2,881)	(14,860)
Net unrealized cash flow hedging (loss) gain (2)	(2,370)	783	(1,614)	4,088

Total other comprehensive loss, net of tax	(1,212)	(4,560)	(4,495)	(10,772)

Comprehensive loss	(28,951)	(39,487)	(54,841)	(128,103)
Net income (loss) attributable to noncontrolling interests	39	(481)	(1,690)	(1,396)

Comprehensive loss attributable to Elizabeth Arden shareholders	$(28,990)	$(39,006)	$(53,151)	$(126,707)

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(2)

Net of tax benefit of $236 for the three months ended March 31, 2016, and net of tax expense of $75 for the three months ended March 31, 2015. Net of tax benefit of $56 for the nine months ended March 31, 2016 and net of tax expense $698 for the nine months ended March 31, 2015.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Loss	Total Elizabeth Arden Shareholders'	Noncontrolling	Total Shareholders
	Shares	Amount			Shares	Amount		Equity	Interests	Equity

Balance as of July 1, 2015	34,653	$347	$375,796	$(133,989)	(4,841)	$(93,169)	$(16,586)	$132,399	$91	$132,490
Issuance of restricted stock, net of forfeitures and tax withholdings	138	1	250	--	--	--	--	251	--	251
Amortization of share-based awards	--	--	4,136	--	--	--	--	4,136	--	4,136
Net (loss) income (1)	--	--	--	(48,656)	--	--	--	(48,656)	137	(48,519)
Noncontrolling interest contribution at startup	--	--	--	--	--	--	--	--	63	63
Preferred stock dividends	--	--	--	(1,937)	--	--	--	(1,937)	--	(1,937)
Foreign currency translation adjustments	--	--	--	--	--	--	(2,881)	(2,881)	--	(2,881)
Net unrealized cash flow hedging gain	--	--	--	--	--	--	(1,614)	(1,614)	--	(1,614)

Balance as of March 31, 2016	34,791	$348	$380,182	$(184,582)	(4,841)	$(93,169)	$(21,081)	$81,698	$291	$81,989

(1)	Excludes the net loss for the redeemable noncontrolling interest which is recorded in the mezzanine section of the consolidated balance sheet. See Note 5.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended

	March 31, 2016	March 31, 2015

Operating Activities:
Net loss	$(50,346)	$(117,331)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32,070	36,971
Asset impairments	--	42,926
Amortization of senior note offering and credit facility costs	1,248	1,200
Amortization of senior note premium	(637)	(599)
Amortization of share-based awards	4,136	4,028
Debt extinguishment charges	--	239
Deferred income taxes	489	(51)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(19,774)	20,629
Decrease in inventories	12,072	64,911
(Increase) decrease in prepaid expenses and other assets	(106)	16,344
Decrease in accounts payable	(19,780)	(23,707)
Decrease in other payables, accrued expenses and other liabilities	(1,555)	(6,198)
Other	162	1,228

Net cash (used in) provided by operating activities	(42,021)	40,590

Investing Activities:
Additions to property and equipment	(8,743)	(19,120)
Acquisition of businesses, intangibles and other assets	(10,500)	(6,264)
Cash received from consolidation of variable interest entity	63	55

Net cash used in investing activities	(19,180)	(25,329)

Financing Activities:
Proceeds from (payments on) short-term debt	59,200	(16,418)
Proceeds from the issuance of preferred stock and warrants, net of issuance costs	--	43,993
Financing fees paid	(867)	(1,959)
Preferred stock dividend	(973)	(487)
Payments under capital lease obligations	(88)	(88)

Net cash provided by financing activities	57,272	25,041

Effect of exchange rate changes on cash and cash equivalents	(1,026)	(4,793)
Net (decrease) increase in cash and cash equivalents	(4,955)	35,509
Cash and cash equivalents at beginning of period	46,085	56,308

Cash and cash equivalents at end of period	$41,130	$91,817

Supplemental Disclosure of Non-Cash Information:
Additions to property and equipment not paid for (not included above)	$685	$1,652

Accretion on preferred stock (not included above)	$--	$20,151

Dividends on preferred stock not paid for (not included above)	$964	$1,062

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

          The Credit Facility has only one financial covenant, a debt service coverage ratio that applies only if the Company does not have the requisite average borrowing base capacity and borrowing availability. The debt service coverage ratio did not apply during the three months ended March 31, 2016. The Company's debt service coverage ratio was less than 1.1 to 1 as of March 31, 2016.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The components of accumulated other comprehensive loss were as follows:

(Amounts in thousands)	March 31, 2016	June 30, 2015

Cumulative foreign currency translation adjustments	$(19,421)	$(16,540)
Unrealized hedging losses, net of taxes (1)	(1,660)	(46)

Accumulated other comprehensive loss	$(21,081)	$(16,586)

(1)   Net of tax expense of $56 as of June 30, 2015. There are no tax impacts for amounts shown as of March 31, 2016, as a the result of valuation allowances recorded against the Company's deferred tax assets for its U.S. and foreign operations.

NOTE 3.    NET LOSS PER SHARE ATTRIBUTABLE TO ELIZABETH ARDEN COMMON SHAREHOLDERS

          Basic net loss per share attributable to Elizabeth Arden common shareholders is computed by dividing the net loss attributable to Elizabeth Arden common shareholders by the weighted average number of shares of the Company's outstanding common stock, $.01 par value per share ("Common Stock"). The calculation of net loss attributable to Elizabeth Arden common shareholders per diluted share is similar to basic net loss per share attributable to Elizabeth Arden common shareholders except that the denominator includes potentially dilutive Common Stock, such as stock options, non-vested restricted stock units, and warrants to purchase common stock. For the three and nine months ended March 31, 2016 and 2015, diluted net loss per share equals basic net loss per share as the assumed exercise or vesting of stock options, non-vested restricted stock units, and warrants would have an anti-dilutive effect.

          The following table represents the computation of net loss per share attributable to Elizabeth Arden common shareholders:

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Basic
Net loss attributable to Elizabeth Arden common shareholders	$(28,402)	$(35,061)	$(50,593)	$(137,635)

Weighted average shares outstanding	29,949	29,812	29,881	29,801

Net loss per basic share attributable to Elizabeth Arden common shareholders	$(0.95)	$(1.18)	$(1.69)	$(4.62)

Diluted
Net loss attributable to Elizabeth Arden common shareholders	$(28,402)	$(35,061)	$(50,593)	$(137,635)

Weighted average shares outstanding	29,949	29,812	29,881	29,801

Potential common shares - treasury method	--	--	--	--

Weighted average shares and potential dilutive common shares	29,949	29,812	29,881	29,801

Net loss per diluted share attributable to Elizabeth Arden common shareholders	$(0.95)	$(1.18)	$(1.69)	$(4.62)

          The following table shows the number of common stock equivalents for the three and nine months ended March 31, 2016 and 2015 that were not included in the net loss per diluted share attributable to Elizabeth Arden common shareholders calculation because to do so would have been anti-dilutive:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Number of shares	4,370	3,564	3,489	3,275

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    2016 BUSINESS TRANSFORMATION PROGRAM

          During the fourth quarter of fiscal 2015, the Company identified certain restructuring and cost savings initiatives that it expected to implement during fiscal 2016 (the "2016 Business Transformation Program"). The 2016 Business Transformation Program is intended to further align the Company's organizational structure and distribution arrangements with the current needs and demands of its business in order to improve the Company's go-to-market capability and execution and to streamline its organization.

          The Company expects to incur approximately $23 million to $28 million in pre-tax charges, primarily during fiscal 2016, under the 2016 Business Transformation Program, of which an estimated $17 million to $22 million is expected to be comprised of cash expenditures. During the three and nine months ended March 31, 2016, the Company has incurred approximately $2.4 million and $17.7 million, respectively, of pre-tax charges under the 2016 Business Transformation Program. Since inception, the Company has incurred approximately $20.1 million of pre-tax charges under the 2016 Business Transformation Program. The pre-tax charges for the three and nine months ended March 31, 2016 and since inception consisted of the following:

Three Months Ended March 31, 2016:
(Amounts in thousands)	Cost of Goods Sold	Selling, General and Administrative	Depreciation	Total

Inventory Costs (1)	$514	$--	$--	$514
Severance and other employee-related costs (2)	--	236	--	236
Other (3)	--	1,578	--	1,578
Depreciation (4)	--	--	114	114

Total	$514	$1,814	$114	$2,442

Nine Months Ended March 31, 2016:
(Amounts in thousands)	Cost of Goods Sold	Selling, General and Administrative	Depreciation	Total

Inventory Costs (1)	$4,394	$--	$--	$4,394
Severance and other employee-related costs (2)	--	5,489	--	5,489
Other (3)	--	7,435	--	7,435
Depreciation (4)	--	--	342	342

Total	$4,394	$12,924	$342	$17,660

Since Inception:
(Amounts in thousands)	Cost of Goods Sold	Selling, General and Administrative	Depreciation	Total

Inventory Costs (1)	$4,394	$--	$--	$4,394
Severance and other employee-related costs (2)	--	7,063	--	7,063
Other (3)	--	8,266	--	8,266
Depreciation (4)	--	--	342	342

Total	$4,394	$15,329	$342	$20,065

(1)

Amounts for the three months ended March 31, 2016, consists of inventory costs related to changes in certain distribution and customer arrangements. The amounts for the nine months ended March 31, 2016, and since inception, also include inventory costs related to the closing of the Company's Brazilian affiliate.

(2)	Severance and other employee-related costs associated with reduction in global headcount positions.
(3)	Consists primarily of transition expenses, including salaries for terminated employees during their remaining service period, and exit costs and rent expense related to leased space being vacated.
(4)	Consists of accelerated depreciation expense for leasehold improvements related to vacated leased space.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          As of March 31, 2016, the related liability balance and activity for costs associated with the 2016 Business Transformation Program are as follows:

(Amounts in thousands)	Severance and Other Employee- Related Costs	Other	Total

Liability balance at June 30, 2015	$1,415	$832	$2,247
Accruals(1)	2,084	3,059	5,143
Cash payments	(2,680)	(3,059)	(5,739)

Liability balance at September 30, 2015	819	832	1,651
Accruals(1)	3,169	2,798	5,967
Cash payments	(1,763)	(3,287)	(5,050)

Liability balance at December 31, 2015	2,225	343	2,568
Accruals(1)	236	1,578	1,814
Cash payments	(1,923)	(1,578)	(3,501)

Liability balance at March 31, 2016 (2)	$538	$343	$881

(1)	Included in selling, general and administrative expenses in the Company's consolidated statements of operations.
(2)	The Company expects to pay the balance of these liabilities during fiscal 2016.

          As discussed in Note 16, none of the expenses discussed above have been attributed to any of the Company's reportable segments and are included in unallocated corporate expenses or depreciation expense.

NOTE 5.    INVESTMENTS AND NONCONTROLLING INTERESTS

          Since September 2012, the Company has invested $13.7 million for a minority investment in Elizabeth Arden Salon Holdings, LLC, an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons ("Salon Holdings"). The investment in Elizabeth Arden Salon Holdings, LLC, which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at March 31, 2016, is included in other assets on the consolidated balance sheet.

          Since July 2013, the Company, through a subsidiary (the "EA USC Subsidiary"), has invested $9.0 million in US Cosmeceutechs, LLC ("USC"), a skin care company that develops and sells skin care products for the professional dermatology and spa channels and separately purchased a 30% equity interest in USC from the sole equity member for $3.6 million. The investment, which is in the form of a collateralized convertible note (the "Convertible Note"), bears interest at 1.5%. Upon conversion of the Convertible Note, the Company will own 85.45% of the fully diluted equity interests in USC (inclusive of EA USC's current equity interest). The Company has a put/call agreement with the other USC equity member with respect to the remaining 14.55% interest in USC. As of March 31, 2016, the Convertible Note had not been converted.

          Based on the investment in USC and the EA USC Subsidiary's controlling rights under the operating agreement, the Company has determined that USC is a VIE, of which the Company is the primary beneficiary, requiring consolidation of USC's financial statements in accordance with Topic 810, Consolidation.

          The following provides an analysis of the change in the redeemable noncontrolling interest liability for the nine months ended March 31, 2016:

(Amounts in thousands)	Amount

Balance at June 30, 2015	$4,222
Net loss attributable to redeemable noncontrolling interests	(1,827)

Balance at March 31, 2016	$2,395

          Effective January 4, 2015, the Company, through a subsidiary, entered into a joint venture in the United Arab Emirates (the "UAE Joint Venture") with an unrelated third party for the sale, promotion and distribution of the Company's products primarily in the Middle East. Under the terms of the joint venture agreement, the Company's subsidiary has the option to purchase a 15% ownership interest from the third party after 15 years at a specified price based on the performance of the UAE Joint Venture and also has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the joint venture agreement at a specified price based

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

on the performance of the UAE Joint Venture. Based on the capitalization of the UAE Joint Venture, the Company's subsidiary has a 60% ownership interest and the third party has a 40% ownership interest, and the Company's subsidiary has control of the board of managers and the power to direct activities that could have a substantial impact on the economic performance of the UAE Joint Venture, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to the joint venture. Based on such equity interests and controlling rights in the Middle East joint venture, the Company has determined that the UAE Joint Venture is a VIE, requiring consolidation of such joint venture's financial statements in accordance with Topic 810, Consolidation. The unrelated third party's interest in the UAE Joint Venture is classified as a "noncontrolling interest" in the shareholders' equity section of the Company's consolidated balance sheet.

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

NOTE 6.    INVENTORIES

          The components of inventory were as follows:

(Amounts in thousands)	March 31, 2016	June 30, 2015

Raw materials	$23,625	$19,943
Work in progress	12,964	13,915
Finished goods	190,888	206,882

Total	$227,477	$240,740

NOTE 7.    EXCLUSIVE BRAND LICENSES, TRADEMARKS AND INTANGIBLES, NET AND GOODWILL

          The following summarizes the cost basis amortization and weighted average estimated life associated with the Company's intangible assets:

(Amounts in thousands)	March 31, 2016	June 30, 2015	June 30, 2015 Weighted Average Estimated Life

Elizabeth Arden brand trademarks	$122,415	$122,415	Indefinite
Exclusive brand licenses and related trademarks	107,787	107,748	16
Exclusive brand trademarks and patents	117,944	106,458	16
Other intangibles (1)	18,588	18,588	18

Exclusive brand licenses, trademarks and intangibles, gross	366,734	355,209

Accumulated amortization:
Exclusive brand licenses and related trademarks	(71,626)	(66,658)
Exclusive brand trademarks and patents	(58,864)	(55,894)
Other intangibles	(8,544)	(7,762)

Exclusive brand licenses, trademarks and intangibles, net	$227,700	$224,895

(1) Primarily consists of customer relationships, customer lists and non-compete agreements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          During the third quarter of fiscal 2016, the Company acquired the U.S. and international trademarks for the Giorgio of Beverly Hills fragrance brands from the Procter & Gamble Company and certain of its affiliates for $10.5 million. Prior to the acquisition of the trademarks, the Company had been selling the Giorgio Beverly Hills fragrances under a license agreement with the Procter & Gamble Company and certain of its affiliates.

          At March 31, 2016, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment. The Company did not record any impairments during the three and nine months ended March 31, 2016, as there were no events that triggered an impairment analysis. During the second quarter of fiscal 2015, the Company recorded a total impairment charge of approximately $39.6 million to write off the carrying values of both the Justin Bieber and Nicki Minaj licenses.

          Amortization expense was $3.0 million for both the three months ended March 31, 2016 and 2015, and $8.7 million and $12.1 million for the nine months ended March 31, 2016 and 2015, respectively. At March 31, 2016, the Company estimated annual amortization expense for the remainder of fiscal 2016 and for each of the next four fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	2016	2017	2018	2019	2020

Amortization expense	$3.0	$10.8	$10.7	$10.6	$10.5

NOTE 8.    OTHER PAYABLES AND ACCRUED EXPENSES

          A summary of the Company's other payables and accrued expenses is as follows:

(Amounts in thousands)	March 31, 2016	June 30, 2015

Accrued advertising, promotion and royalties	$31,994	$30,279
Accrued employee-related benefits	23,851	28,116
Accrued value added taxes	4,459	4,083
Accrued interest	1,427	7,855
Freight	3,186	2,815
Other accruals	46,488	41,830

Total other payables and accrued expenses	$111,405	$114,978

NOTE 9.    SHORT-TERM DEBT

          At March 31, 2016, the Company had a $300 million revolving Credit Facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. Under the terms of the Credit Facility, the Company may, at any time, increase the size of the Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company's satisfaction of certain conditions. The Credit Facility matures in December 2019.

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

          The Credit Facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the Credit Facility, or (b) the Company's borrowing availability under the Credit Facility, plus domestic cash and cash equivalents, is less than $20 million at any time. The Company's average borrowing base capacity and borrowing availability for the quarter ended March 31, 2016, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2016. The Company's debt service coverage ratio was less than 1.1 to 1 as of March 31, 2016.

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

          At March 31, 2016, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for base rate loans. For the nine months ended March 31, 2016 and 2015, the weighted average annual interest rate on borrowings under the Credit Facility was 2.9% and 2.7%, respectively.

          During the nine months ended March 31, 2016, the Company entered into two amendments to the Second Lien Credit Agreement (the "Amendments"), to, among other things, extend the maturity date of the Second Lien Credit Agreement from January 2016 to October 16, 2017. On October 2, 2015, the Company borrowed $25 million in a single advance and used the proceeds to reduce outstanding borrowings under the Credit Facility.

          The Second Lien Credit Agreement is collateralized by a second priority lien on all of the Company's U.S. accounts receivable and inventories. In October 2015, the Company also entered into security agreements (the "Security Agreements") in favor of JP Morgan Chase Bank, N.A. and the lenders under the Company's Credit Facility, granting a lien against the Company's U.S. trademarks relating to its Curve fragrance brand and certain related assets to secure the Company's obligations under both the Second Lien Credit Agreement and the Credit Facility (collectively, the "Curve Security Interest"). With respect to the Credit Facility, the Curve Security Interest will be released upon payment in full of the Company's obligations under the Second Lien Credit Agreement, provided that the Company's minimum debt service coverage ratio (as calculated pursuant to the Credit Facility) as of the end of the most recently ended fiscal quarter for the preceding twelve months is greater than 1.0 to 1.0 and no default or event of default exists immediately prior to or after giving effect to the release of such Curve Security Interest.

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

          During fiscal 2016, the Company has incurred approximately $0.9 million of bank related costs related to the Amendments, and such amounts have been capitalized and are reflected in debt financing costs, net, on the consolidated balance sheet.

          At March 31, 2016, the Company had $42.5 million in borrowings and $3.4 million in letters of credit outstanding under the Credit Facility, compared with $8.3 million in borrowings and $3.1 million in letters of credit outstanding under the Credit Facility at June 30, 2015. At March 31, 2016, the Company had $25 million in borrowings under the Second Lien Credit Agreement, compared with no outstanding borrowings at June 30, 2015. At March 31, 2016, based on eligible accounts receivable and inventory available as collateral, the aggregate borrowing availability under the Credit Facility and Second Lien Credit Agreement was $60.7 million. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Credit Agreement as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    LONG-TERM DEBT

          The Company's long-term debt consisted of the following:

(Amounts in thousands)	March 31, 2016	June 30, 2015

7 3/8% Senior Notes due March 2021	$350,000	$350,000
Unamortized premium on long-term debt	4,997	5,634

Total long-term debt	$354,997	$355,634

          As of March 31, 2016, the Company had $350 million aggregate principal amount of 7 3/8% Senior Notes outstanding. Interest on the 7 3/8% Senior Notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% Senior Notes rank pari passu in right of payment to indebtedness under the Credit Facility and any other senior debt, and will rank senior to any future subordinated indebtedness provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Credit Facility and the Second Lien Credit Agreement to the extent of the collateral securing the Credit Facility and the Second Lien Credit Agreement. The indenture applicable to the 7 3/8% Senior Notes (the "Indenture") generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its Common Stock or redeem subordinated indebtedness. The Indenture generally limits the Company's ability to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the Indenture). The 7 3/8% Senior Notes are not currently guaranteed by any of the Company's subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

          The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The statute of limitations for the Company's U.S. federal tax returns remains open for the year ended June 30, 2010 and subsequent fiscal years. The Internal Revenue Service ("IRS") began an examination of the Company's U.S. federal tax returns for the years ended June 30, 2010 ("Fiscal 2010"), June 30, 2011 ("Fiscal 2011"), and June 30, 2012 ("Fiscal 2012") during fiscal year 2014 and, in March 2016, issued an IRS letter 950-Z, known as a 30-day Letter, for Fiscal 2010, Fiscal 2011 and Fiscal 2012 relating to transfer pricing matters. In the 30-day Letter, the IRS proposes increases to the Company's U.S. taxable income for Fiscal 2010, Fiscal 2011 and Fiscal 2012 in an amount totaling approximately $99 million. Although the Company has recorded valuation allowances of approximately $141 million against its U.S. deferred tax assets through June 30, 2015, the resolution of the 30-day Letter, could be material to the Company's deferred tax assets and potentially to its consolidated statements of operations in the period in which resolved unless resolved favorably to the Company. The Company disagrees with the proposed adjustments and intends to vigorously contest them and pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome of any protest, appeals or judicial process will not have a material adverse effect on the Company's financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has approximately $276 million of U.S. federal operating loss carryforwards through June 30, 2015, which would be available to offset any cash flow impact. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits, but it is not possible to determine either the magnitude or range of any increase or decrease at this time.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          So long as the Purchasers (or their affiliates) beneficially own a majority of the outstanding shares of Preferred Stock, the holders of a majority of such outstanding shares, voting separately as a class, will have the right (the "Designation Rights") to elect the following number of directors to the Board of the Company at any meeting of shareholders of the Company (or by written consent) at which directors are to be elected, designated or appointed: (i) if the Percentage Interest (as defined in the Shareholders Agreement) as of the record date for such meeting (or action by written consent) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, one member of the Board; or (ii) if the Percentage Interest as of the record date for such meeting (or action by written consent) is equal to or greater than 20%, two members of the Board. As of March 31, 2016, the Purchasers' Percentage Interest was approximately 20.2%.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Cumulatively through March 31, 2016, the Board has declared dividends of $4,118,330 on the Preferred Stock of which $1,747,264 have been paid as of March 31, 2016. Accrued dividends payable as of March 31, 2016, were $2,371,066 and dividend arrearage as of March 31, 2016, was $1,747,264. In April 2016, the Company paid 50%, or $334,535 of the dividend declared in January 2016. After giving effect to the April 2016 dividend payment, dividend arrearage was $2,059,165.

          The following table sets forth the accretion and dividends on the redeemable Preferred Stock for the three and nine months ended March 31, 2016 and 2015:

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Preferred stock accretion to redemption value	$--	$--	$--	$20,151
Dividends	624	615	1,937	1,549

	$624	$615	$1,937	$21,700

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities
Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 -	Unobservable inputs based on the Company's own assumptions.

          The Company's long-term debt consists of $350 million aggregate principal amount of its 7 3/8% Senior Notes. At March 31, 2016 and June 30, 2015, the estimated fair value of the 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	March 31, 2016	June 30, 2015

7 3/8% Senior Notes due March 2021 (Level 2)	$218,750	$284,375

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

          The following table presents the fair value hierarchy for the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2016 and June 30, 2015:

(Amounts in thousands)	March 31, 2016		June 30, 2015

	Asset	Liability	Asset	Liability

Level 2	$694	$2,354	$767	$757

Total	$694	$2,354	$767	$757

          See Note 14 for a discussion of the Company's foreign currency contracts.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. In prior fiscal years, the Company recorded asset impairment charges to write-off the carrying values of the Justin Bieber, Nicki Minaj and BCBGMAXAZRIA licenses. As of March 31, 2016, other than the carrying values of these licenses, the Company did not have any non-financial assets and liabilities measured at fair value.

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

          Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2016 or in fiscal 2015 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness.

          Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company's Canadian and Australian subsidiaries or operating costs of the Company's Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders' equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2016 or in fiscal 2015 relating to foreign currency contracts used to hedge forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

          As of March 31, 2016, the Company had open foreign currency contracts that expire between April 30, 2016 and May 31, 2017, with notional amounts of (i) 16.6 million Euros and 1.7 million British pounds used to hedge forecasted foreign subsidiary revenues, (ii) 26.8 million Australian dollars and 25.2 million Canadian dollars used to hedge forecasted cost of sales, and (iii) 16.8 million Swiss francs used to hedge forecasted operating costs.

          When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company's foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the three and nine months ended March 31, 2016, the Company recorded losses of $0.8 million and gains of $0.5 million, respectively in selling, general and administrative expenses related to these contracts. For the three and nine months ended March 31, 2015, the Company recorded gains of $1.4 million and $3.6 million, respectively in selling, general and administrative expenses related to these contracts. As of March 31, 2016, there were no such foreign currency contracts outstanding. There were no amounts recorded in the three and nine months ended March 31, 2016 or in fiscal 2015 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges

Balance Sheet Location	March 31, 2016	June 30, 2015

Other assets	$694	$767

Other payables	$2,354	$757

Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into (Loss) Income, Net of Tax (Effective Portion)

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Currency Contracts - Net Sales (1)	$121	$897	$100	$1,294
Currency Contracts - Cost of Sales (2)	330	357	762	378
Currency Contracts - Selling, General and Administrative Expenses (3)	(102)	(33)	(139)	(41)

Total (4)	$349	$1,221	$723	$1,631

(1)				Recorded in net sales on the consolidated statements of operations.
(2)				Recorded in cost of sales on the consolidated statements of operations.
(3)				Recorded in selling, general and administrative expenses on the consolidated statements of operations.
(4)

Net of tax expense of $134 and $255 for the three months ended March 31, 2016 and 2015, respectively. Net of tax expense of $307 and $338 for the nine months ended March 31, 2016 and 2015, respectively.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Currency Contracts - Net Sales	$(842)	$(548)	$(22)	$2,174
Currency Contracts - Cost of Sales	(2,483)	(370)	(2,562)	265
Currency Contracts - Selling, General and Administrative Expenses	606	480	247	18

Total (1)	$(2,719)	$(438)	$(2,337)	$2,457

(1)

Net of tax benefit of $370 and $180 for the three months ended March 31, 2016 and 2015, respectively. Net of tax benefit of $363 for the nine months ended March 31, 2016, and net of tax expense of $360 for the nine months ended March 31, 2015.

NOTE 15.    NEW ACCOUNTING STANDARDS

          In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2016-9, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The updated standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for the Company beginning July 1, 2017, including interim periods within that reporting period. The new guidance will be applied either retrospectively or prospectively depending on the particular topic of change, and early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

          In February 2016, the FASB issued Accounting Standard Update 2016-2, Leases, which is intended to improve financial reporting about leasing transactions. The updated standard will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition,

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the updated standard will require both types of leases to be recognized on the balance sheet. The new guidance is effective for the Company beginning July 1, 2019, including interim periods within that reporting period. The new standard is required to be applied retrospectively and early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

          In November 2015, the FASB issued Accounting Standard Update 2015-17, Balance Sheet Classification of Deferred Taxes. Under current accounting, deferred taxes for each jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis generally based on the classification of the assets and liabilities to which the underlying temporary differences relate. The updated standard simplifies the presentation and requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The updated guidance does not change the existing requirement that prohibits companies from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for the Company beginning July 1, 2017, including interim periods within that reporting period. The new guidance can be applied either prospectively or retrospectively, and early adoption is permitted. The adoption of this standard will not have a material impact on the Company's consolidated financial statements as it only pertains to a change in the balance sheet presentation of deferred taxes.

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

          On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the updated standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance in the updated standard is limited to the presentation of debt issuance costs. The updated standard does not affect the recognition and measurement of debt issuance costs, and the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance will require the Company to reclassify debt financing costs, currently recorded as assets, as a direct deduction from the carrying value of debt. The new guidance is effective for the Company beginning July 1, 2016, including interim periods within that reporting period. The new guidance is required to be applied retrospectively and early adoption is permitted. The adoption of this standard will not have a material impact on the Company's consolidated financial statements as it only pertains to a change in the balance sheet presentation of debt issuance costs.

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

          In May 2015, the FASB issued a proposal to amend certain aspects of the new revenue standard, specifically the guidance on identifying performance obligations and accounting for licenses of intellectual property. The amendments clarify the guidance on determining if the promises in a contract are "distinct" goods or services and therefore, should be accounted for separately. The FASB's amendments also (1) clarify that entities are not required to identify promised goods or services that are immaterial in the context of the contract, and (2) allow entities to elect to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

          At March 31, 2016, the Company's operations were organized into the following two operating segments, which also comprise its reportable segments:
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

          Segment net sales for the three and nine months ended March 31, 2015, exclude returns and markdowns related to the Company's previously disclosed 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated loss before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan and the 2016 Business Transformation Program. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

          The following table is a comparative summary of the Company's net sales and segment (loss) profit by operating segment for the three and nine months ended March 31, 2016 and 2015:

ELIZABETH ARDEN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Three Months Ended			Nine Months Ended

	March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015

Segment Net Sales:
North America	$107,731	$107,511		$482,920	$507,145
International	84,201	83,853		291,162	303,465

Total	$191,932	$191,364		$774,082	$810,610

Reconciliation:
Segment Net Sales	$191,932	$191,364		$774,082	$810,610
Less:
Unallocated sales returns and markdowns	--	(289	)(2)	--	14,972	(5)

Net Sales	$191,932	$191,653		$774,082	$795,638

Segment Profit (Loss):
North America	$8,030	$1,500		$54,587	$44,886
International	(15,095)	(17,245)		(30,856)	(26,791)

Total	$(7,065)	$(15,745)		$23,731	$18,095

Reconciliation:
Segment (Loss) Profit	$(7,065)	$(15,745)		$23,731	$18,095
Less:
Depreciation and Amortization	10,316	11,504		32,070	36,971
Interest Expense, net	7,345	7,055		22,365	22,523
Consolidation and Elimination Adjustments	156	(14)		892	1,501
Unallocated Corporate Expenses	2,328 (1)	137	(3)	17,317 (4)	72,874	(6)

Loss Before Income Taxes	$(27,210)	$(34,427)		$(48,913)	$(115,774)

(1)

Amounts for the three months ended March 31, 2016, include $2.3 million in costs and expenses incurred with respect to the Company's 2016 Business Transformation Program, comprised of $0.5 million of inventory costs related to changes in certain distribution and customer arrangements and $1.8 million of severance and other employee-related expenses and related transition costs.

(2)

Amounts for the three months ended March 31, 2015, represent $(0.3) million of adjustments for returns and markdowns previously recorded under the Company's 2014 Performance Improvement Plan, primarily due to changes to the Company's customer and distribution arrangements.

(3)

In addition to the adjustments for returns and markdowns described above in Note 2, amounts for the three months ended March 31, 2015, include $0.5 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $0.3 million of inventory write-downs due to discontinuation of certain products, and $0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

(4)

Amounts for the nine months ended March 31, 2016, include $17.3 million in costs and expenses with respect to the Company's 2016 Business Transformation Program, primarily comprised of $4.4 million of inventory costs related to the closing of the Company's Brazilian affiliate, as well as changes in certain distribution and customer arrangements, and $12.9 million of severance and other employee-related expenses and related transition costs.

(5)

Amounts for the nine months ended March 31, 2015, represent $15.0 million of returns and markdowns under the Company's 2014 Performance Improvement Plan, primarily due to changes to the Company's distribution strategy in China and other customer and distribution arrangements.

(6)	In addition to the returns and markdowns described above in Note 5, amounts for the nine months ended March 31, 2015, include:
*

$13.9 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $4.9 million of inventory write-downs due to discontinuation of certain products, $4.5 million comprised primarily of customer and vendor contract termination costs, $4.4 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions, and $0.1 million in asset impairment charges;

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

          As we continue to look for ways of improving our business and financial performance and achieving our targeted goal of $40 million to $50 million in annualized savings, during the fourth quarter of fiscal 2015 we identified certain additional restructuring and cost savings initiatives that we expect to implement during fiscal 2016. We collectively refer to these initiatives as our "2016 Business Transformation Program." The 2016 Business Transformation Program is intended to further align our organizational structure and distribution arrangements with the current needs and demands of our business in order to improve our go-to-market capability and execution and to streamline our organization. We expect to incur approximately $23 million to $28 million in pre-tax charges, primarily during fiscal 2016, under the 2016 Business Transformation Program, of which an estimated $17 million to $22 million is expected to be comprised of cash expenditures. During the three and nine months ended March 31, 2016, we have incurred approximately $2.4 million and $17.7 million, respectively, of pre-tax charges under the 2016 Business Transformation Program and approximately $20.1 million of pre-tax charges since inception. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Notes to Unaudited Consolidated Financial Statements.

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

          During fiscal 2015, through a subsidiary, we entered into a joint venture in the United Arab Emirates (the "UAE joint venture") with an unrelated third party for the sale, promotion and distribution of our fragrance, skincare and cosmetics products primarily in Middle Eastern countries. Effective September 1, 2015, we entered into a similar joint venture for the Southeast Asia region and, effective January 1, 2016 in Hong Kong (the "Southeast Asia joint venture"), with an unrelated third party for the sale, promotion and distribution of certain of our fragrance, skincare and cosmetics products in Southeast Asia.

         Based on our equity interests and controlling rights in these joint ventures, we have determined that the UAE joint venture and the Southeast Asia joint venture are each VIEs, requiring consolidation of such joint ventures' financial statements in accordance with Topic 810, Consolidation. The respective unrelated third party's interest in each joint venture is classified as a "noncontrolling interest" in the shareholders' equity section of our consolidated balance sheet.

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

          Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in the three and nine months ended March 31, 2016 or in fiscal 2015 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

          The following table summarizes the effect of the pre-tax (loss) gain from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net Sales	$136	$989	$113	$1,427
Cost of Sales	462	525	1,074	588
Selling, general and administrative	(869)	1,382	380	3,606

Total pre-tax (loss) gain	$(271)	$2,896	$1,567	$5,621

Results of Operations

          The following discussion compares the historical results of operations for the three and nine months ended March 31, 2016 and 2015. Results of operations as a percentage of net sales were as follows (dollar amounts in thousands; percentages may not add due to rounding):

	Three Months Ended						Nine Months Ended

	March 31, 2016			March 31, 2015			March 31, 2016			March 31, 2015

Net sales	$191,932		100.0%	$191,653	(4)	100.0%	$774,082		100.0%	$795,638	(5)	100.0%
Cost of sales	106,287		55.4	110,058		57.4	431,934		55.8	460,146		57.8
Depreciation in cost of sales	1,420		0.7	1,957		1.0	4,489		0.6	5,916		0.8
Gross profit	84,225	(1)	43.9	79,638	(4)	41.6	337,659	(2)	43.6	329,576	(5)	41.4
Selling, general and administrative expenses	95,194		49.6	97,463		50.9	336,626		43.5	391,533		49.2
Depreciation and amortization	8,896		4.7	9,547		5.0	27,581		3.5	31,055		3.9
Loss from operations	(19,865	)(1)	(10.4)	(27,372	) (4)	(14.3)	(26,548	)(2)	(3.4)	(93,012	) (5)	(11.7)
Interest expense, net	7,345		3.8	7,055		3.7	22,365		2.9	22,523		2.8
Debt extinguishment charges	--		--	--		--	--		--	239		--
Loss before income taxes	(27,210)		(14.2)	(34,427)		(18.0)	(48,913)		(6.3)	(115,774)		(14.5)
Provision for income taxes	529		0.3	500		0.2	1,433		0.2	1,557		0.2
Net loss	(27,739	) (3)	(14.5)	(34,927	) (6)	(18.2)	(50,346	) (3)	(6.5)	(117,331	) (6)	(14.7)
Net income (loss) attributable to noncontrolling interests(7)	39		--	(481)		(0.2)	(1,690)		(0.2)	(1,396)		(0.1)
Net loss attributable to Elizabeth Arden shareholders	(27,778)		(14.5)	(34,446)		(18.0)	(48,656)		(6.3)	(115,935)		(14.6)
Less: Accretion and dividends on preferred stock	624		0.3	615		0.3	1,937		0.2	21,700		2.7
Net loss attributable to Elizabeth Arden common shareholders	(28,402)		(14.8)	(35,061)		(18.3)	(50,593)		(6.5)	(137,635)		(17.3)

Other data
EBITDA and EBITDA margin(8)	$(9,549)		(5.0)%	$(15,868)		(8.3)%	$5,522		0.7%	$(56,280)		(7.1)%

(1)

For the three months ended March 31, 2016, gross profit includes $0.5 million of inventory costs under our 2016 Business Transformation Program related to changes in certain distribution and customer arrangements.

In addition to the items above, loss from operations includes:
	*	$1.8 million in expenses under the 2016 Business Transformation Program, primarily comprised of severance and other employee-related expenses and related transition costs; and
	*	$0.1 million for the acceleration of depreciation expense for leasehold improvements related to leased space vacated under the 2016 Business Transformation Program.
(2)

For the nine months ended March 31, 2016, gross profit includes $4.4 million of inventory costs under our 2016 Business Transformation Program primarily related to the closing of our Brazilian affiliate, as well changes in certain distribution and customer arrangements.

In addition to the items above, loss from operations includes:
	*	$12.9 million in expenses under the 2016 Business Transformation Program, primarily comprised of severance and other employee-related expenses and related transition costs; and
	*	$0.3 million for the acceleration of depreciation expense for leasehold improvements related to leased space vacated under the 2016 Business Transformation Program.

(3)

For the three months ended March 31, 2016, the net loss includes items discussed in footnote (1) above, as well as (i) valuation allowances of $9.2 million against our U.S. deferred tax assets and $0.8 million against deferred tax assets in certain foreign operations recorded as non-cash charges to income tax expense. For the nine months ended March 31, 2016, the net loss includes items discussed in footnote (2) above, as well as valuation allowances of $10.4 million against our U.S. deferred tax assets and $3.2 million against deferred tax assets in certain foreign operations recorded as non-cash charges to income tax expense.

(4)

For the three months ended March 31, 2015, net sales include $(0.3) million of adjustments for returns and markdowns recorded under our 2014 Performance Improvement Plan primarily due to changes to our customer and distribution arrangements.

In addition to the returns and markdowns described above, gross profit includes:
	*	$0.3 million of adjustments for inventory write-downs under our 2014 Performance Improvement Plan due to discontinuation of certain products.

In addition to the items above, loss from operations includes:
	*	$0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

(5)

For the nine months ended March 31, 2015, net sales include $15.0 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China and other customer and distribution arrangements.

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

	*	$43.8 million in asset impairment charges related to the write-off of the Justin Bieber and Nicki Minaj licenses and other costs; and
	*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our revolving credit facility.

(6)

For the three months ended March 31, 2015, the net loss includes items discussed in footnote (4) above, as well as valuation allowances of $11.2 million against our U.S. deferred tax assets recorded as non-cash charges to income tax expense. For the nine months ended March 31, 2015, the net loss includes items discussed in footnote (5) above, as well as valuation allowances of $37.2 million against our U.S. deferred tax assets and $2.5 million against deferred tax assets in certain foreign operations recorded as non-cash charges to income tax expense.

(7)	See Note 5 to Notes to Unaudited Consolidated Financial Statements.

(8)

For a definition of EBITDA and a reconciliation of net (loss) income to EBITDA, see "EBITDA" under Results of Operations -- Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 and under Nine Months Ended March 31, 2016 compared to Nine Months Ended March 31, 2015. EBITDA margin represents EBITDA divided by net sales.

          At March 31, 2016, our operations were organized into the following two operating segments, which also comprise our reportable segments:
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

          Segment net sales for the three and nine months ended March 31, 2015, excludes returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment costs, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated loss before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, and (iii) costs and expenses related to the 2014 Performance Improvement Plan and the 2016 Business Transformation Program. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

          The following table is a comparative summary of our net sales and segment (loss) profit by operating segment for the three and nine months ended March 31, 2016 and 2015 and reflects the basis of presentation described in Note 16 -- "Segment Data and Related Information" to the Notes to Unaudited Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Three Months Ended			Nine Months Ended

	March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015

Segment Net Sales:
North America	$107,731	$107,511		$482,920	$507,145
International	84,201	83,853		291,162	303,465

Total	$191,932	$191,364		$774,082	$810,610

Reconciliation:
Segment Net Sales	$191,932	$191,364		$774,082	$810,610
Less
Unallocated sales returns and markdowns	--	(289	)(2)	--	14,972	(5)

Net Sales	$191,932	$191,653		$774,082	$795,638

Segment Profit (Loss):
North America	$8,030	$1,500		$54,587	$44,886
International	(15,095)	(17,245)		(30,856)	(26,791)
Less:
Depreciation and Amortization	10,316	11,504		32,070	36,971
Interest Expense, net	7,345	7,055		22,365	22,523
Consolidation and Elimination Adjustments	156	(14)		892	1,501
Unallocated Corporate Expenses	2,328 (1)	137	(3)	17,317 (4)	72,874	(6)

Loss Before Income Taxes	$(27,210)	$(34,427)		$(48,913)	$(115,774)

(1)

Amounts for the three months ended March 31, 2016, include $2.3 million in costs and expenses incurred with respect to our 2016 Business Transformation Program, comprised of $0.5 million of inventory costs related to changes in certain distribution and customer arrangements and $1.8 million of severance and other employee-related expenses and related transition costs.

(2)

Amounts for the three months ended March 31, 2015, represent $(0.3) million of adjustments for returns and markdowns previously recorded under our 2014 Performance Improvement Plan, primarily due to changes to our customer and distribution arrangements.

(3)	In addition to the adjustment for returns and markdowns described above in Note 2, amounts for the three months ended March 31, 2015, include:
*

$0.5 million in costs and expenses under the 2014 Performance Improvement Plan comprised of $0.3 million of inventory write-downs due to discontinuation of certain products, and $0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions;

(4)

Amounts for the nine months ended March 31, 2016, include $17.3 million in costs and expenses with respect to our 2016 Business Transformation Program, primarily comprised of $4.4 million of inventory costs related to the closing of our Brazilian affiliate, as well as changes in certain distribution and customer arrangements, and $12.9 million of severance and other employee-related expenses and related transition costs.

(5)

Amounts for the nine months ended March 31, 2015, represent $15.0 million of returns and markdowns under our 2014 Performance Improvement Plan, primarily due to changes to our distribution strategy in China, and other customer and distribution arrangements.

(6)	In addition to the returns and markdowns described above in Note 5, amounts for the nine months ended March 31, 2015, include:
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

*	$43.8 million in asset impairment charges primarily related to the write-off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our revolving credit facility.

          The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Designer, Heritage, Celebrity and Other Fragrances.

(Amounts in thousands)	Three Months Ended		Nine Months Ended

	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net Sales:
Elizabeth Arden Brand	$88,856	$88,711	$299,343	$295,902
Designer, Heritage, Celebrity and Other Fragrances	103,076	102,942	474,739	499,736

Total	$191,932	$191,653	$774,082	$795,638

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

          Net Sales    Net sales increased by $0.3 million, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Excluding the unfavorable impact of foreign currency, net sales increased by 3.1%, or $6.0 million. Net sales for the three months ended March 31, 2015 reflect $0.3 million of adjustments for returns and markdowns previously recorded under our 2014 Performance Improvement Plan primarily due to changes to our customer and distribution arrangements. These adjustments for returns and markdowns were not allocated to our segments. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

          Segment Net Sales:

          North America

          Net sales increased by $0.2 million, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Excluding the unfavorable impact of foreign currency, net sales increased by 1.0%, or $1.1 million. Net sales of licensed and non-Elizabeth Arden branded, owned products increased by $1.3 million primarily due to higher sales of Justin Bieber, Juicy Couture and John Varvatos fragrances, partially offset by the lack of sales of True Religion due to the expiration of that license in the prior year. Net sales of Elizabeth Arden branded products were flat as higher sales of skin and color cosmetic products were offset by lower sales of fragrance products. Net sales of distributed brands were $1.0 million lower than the prior year period.

          International

          Net sales for the three months ended March 31, 2016, increased by $0.3 million compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales increased by 6.2%, or $5.2 million. Net sales of Elizabeth Arden branded products increased by $0.5 million as higher sales of fragrance products were partially offset by lower sales of skin care and color cosmetic products. Net sales of licensed and non-Elizabeth Arden-branded, owned products were relatively flat compared to the prior year period, as higher net sales of Juicy Couture and John Varvatos fragrances were offset by lower net sales of Britney Spears fragrances. Higher net sales in Europe and the Middle East were mostly offset by lower net sales in Greater China, Asia Pacific, Latin America and South Africa.

          Product Category Net Sales:

          Elizabeth Arden Brand

          Net sales of Elizabeth Arden branded products for the three months ended March 31, 2016, increased by $0.1 million compared to the prior year period, excluding the unfavorable impact of foreign currency, net sales increased by 4.7%, or $4.2 million. Net sales for the three months ended March 31, 2015 reflect $0.3 million of adjustments for Elizabeth Arden branded products for returns and markdowns previously recorded under our 2014 Performance Improvement Plan. Net sales of fragrance products increased by $2.1 million, or 7.4% and net sales of color cosmetic products increased by $0.3 million, or 2.5%. Net sales of skin care products decreased by $2.2 million, or 4.6%.

          Designer, Heritage, Celebrity and Other Fragrances

          Net sales for the three months ended March 31, 2016, increased by $0.1 million compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales increased by 1.8% or $1.8 million. Higher net sales of Juicy Couture, Justin Bieber and John Varvatos fragrances were partially offset by lower net sales of Britney Spears fragrances as well the lack of sales of True Religion fragrances due to the expiration of the license in the prior year. Sales of distributed brands were $1.2 million lower than the prior year period.

          Gross Margin.   For the three months ended March 31, 2016 and 2015, gross margins were 43.9% and 41.6%, respectively. The current year gross margin was favorably impacted primarily by a lower proportion of discounts and allowances and a higher proportion of sales of higher margin products. Gross margin in the current year period was negatively impacted by $0.5 million, or 30 basis points, of inventory costs related to changes in certain distribution and customer arrangements.

          SG&A.   Selling, general and administrative expenses decreased by 2.3%, or $2.3 million, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease was primarily due to lower general and administrative expenses totaling $4.7 million partially offset by a $2.5 million increase in marketing and sales expenses.

           The decrease in general and administrative expenses in the current year period primarily resulted from the impact of foreign currency translation of our affiliates' balance sheets as the current year included gains of $0.6 million compared to losses of $2.9 million in the prior year period, and lower payroll, employee related and professional services expenses of $1.2 million.

          General and administrative expenses for the three months ended March 31, 2016, included $1.8 million in expenses under our 2016 Business Transformation Program for severance and other employee-related expenses and related transition costs. For the three months ended March 31, 2015, general and administrative expenses included $0.2 million in expenses under our 2014 Performance Improvement Plan. For the three months ended March 31, 2016 and 2015, total share-based compensation costs charged against income for all stock plans were $1.4 million and $1.3 million, respectively.

          The increase of $2.5 million in marketing and sales expenses for the three months ended March 31, 2016, was primarily due to $4.9 million in higher marketing and selling expenses (excluding royalties), partially offset by $1.6 million of lower royalty expense primarily due to lower net sales of certain licensed products in the current year period and lower marketing and sales overhead expenses of $0.8 million.

          Segment Profit.

          North America

          Segment profit increased $6.5 million, as compared to the prior year. The increase in segment profit was due to higher gross profit and lower general and administrative expenses.

          International

          Segment loss was $15.1 million, as compared to a segment loss of $17.2 million in the prior year. The improvement in segment results was primarily due to lower general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by 6.8%, or $0.7 million, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease for the current year period was primarily due to lower depreciation expense for master tester units, leasehold improvements and in-store counters.

          Interest Expense, Net.    Interest expense, net of interest income, was 4.1%, or $0.3 million, higher for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, as interest resulting from borrowings under our second lien credit agreement and higher interest rates were only partially offset by lower average borrowings under our revolving credit facility. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

          Provision for Income Taxes.    The pre-tax loss from our domestic and international operations consisted of the following for the three months ended March 31, 2016 and 2015:

(Amounts in thousands)	Three Months Ended

	March 31, 2016	March 31, 2015

Domestic pre-tax loss	$(24,559)	$(26,817)
Foreign pre-tax loss	(2,651)	(7,610)

Total loss before income taxes	$(27,210)	$(34,427)

Effective tax rate	(1.9)%	(1.5)%

          Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we could not recognize a tax benefit on our U.S. pre-tax loss for either of the three months ended March 31, 2016 or 2015, and have instead recorded valuation allowances of $9.2 million and $11.2 million, respectively, for these periods. Additionally, commencing in the second quarter of fiscal 2015, we began recording valuation allowances against our deferred tax assets in certain of our foreign operations as non-cash charges to income tax expense. For the three months ended March 31, 2016, we recorded a valuation allowance of $0.8 million against our deferred tax assets in such foreign operations. The valuation allowance related to our foreign operations was not material for the three months ended March 31, 2015.

          The valuation allowances for our net deferred tax assets will not impact our cash flow for a number of years; however, they did have a direct negative impact on net income and shareholders' equity for the three months ended March 31, 2016, and for the fiscal year ending June 30, 2015. In addition, they will result in our inability to record tax benefits on future losses in these jurisdictions unless sufficient future taxable income is generated in the applicable jurisdictions to support the realization of the deferred tax assets. Recording the valuation allowances does not restrict our ability to utilize net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in the applicable jurisdictions in periods prior to the expiration of such net operating losses. A return to sustained profitability in these jurisdictions is an example of objective positive evidence that could result in a potential reversal of all or a portion of the valuation allowances in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowances in the future.

          In general, we record income tax expense for interim periods based on our best estimate as to the full fiscal year's effective tax rate. For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction change during the year, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred. However, with the exception of deferred tax liabilities associated with indefinite-lived assets, which cannot be used as a source of taxable income, the U.S. and certain foreign jurisdictions were removed from the base calculation of our annual effective tax rate, as we expect these jurisdictions to generate losses for which no benefit will be recognized.

          The effective tax rate in the current year period was lower as compared to the prior year period, primarily due to a shift in the ratio of earnings contributions between jurisdictions and the impact of the valuation allowances in the U.S. and certain foreign jurisdictions. The effective tax rate for the full fiscal year ended June 30, 2015 was (2.9)%.

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

          Net Loss Attributable to Elizabeth Arden Common Shareholders.    Net loss attributable to Elizabeth Arden common shareholders for the three months ended March 31, 2016, was $28.4 million, compared to $35.1 million for the three months ended March 31, 2015. The improvement in results compared to the prior year was primarily due to higher gross profit and lower general and administrative expenses.

          EBITDA.  EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense, plus net income (or net loss) attributable to noncontrolling interest, plus accretion and dividends on preferred stock) for the three months ended March 31, 2016, was $(9.5) million, and represents an improvement of $6.4 million compared to the prior year amount of $(15.9) million, due to higher gross profit and lower general and administrative expenses. EBITDA for the three months ended March 31, 2016, includes:

*	$0.5 million of inventory costs under our 2016 Business Transformation Program primarily related to changes in certain distribution and customer arrangements; and
*	$1.8 million of severance and other employee-related expenses and related transition costs under our 2016 Business Transformation Program.

          EBITDA for the three months ended March 31, 2015, includes:

*	$(0.3) million of adjustments for returns and markdowns previously recorded under our 2014 Performance Improvement Plan primarily due to changes to our customer and distribution arrangements;
*	$0.3 million of inventory write-downs under our 2014 Performance Improvement Plan, due to discontinuation of certain products; and
*	$0.2 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions.

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

          The following is a reconciliation of net loss attributable to Elizabeth Arden common shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Three Months Ended

	March 31, 2016	March 31, 2015

Net loss attributable to Elizabeth Arden common shareholders	$(28,402)	$(35,061)
Plus:
Provision for income taxes	529	500
Interest expense, net	7,345	7,055
Depreciation in cost of sales	1,420	1,957
Depreciation and amortization	8,896	9,547
Net income (loss) applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	39	(481)
Dividends on preferred stock (See Note 12 to Notes to Unaudited Consolidated Financial Statements)	624	615

EBITDA	$(9,549)	$(15,868)

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015.

          Net Sales.    Net sales decreased by 2.7%, or $21.6 million, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. Excluding the unfavorable impact of foreign currency, net sales increased by 1.6%, or $12.4 million. Net sales for the nine months ended March 31, 2015 reflect $15.0 million of returns and markdowns recorded under our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China, and other customer and distribution arrangements. These returns and markdowns were not allocated to our segments. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

          Segment Net Sales:

          North America

          Net sales decreased by 4.8%, or $24.2 million, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. Excluding the unfavorable impact of foreign currency, net sales decreased by 3.8%, or $19.2 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased by $9.0 million primarily due to (i) the lack of sales of Usher and True Religion fragrances due to the expiration of those licenses in the prior year, and (ii) lower sales of Britney Spears, Justin Bieber, Nicki Minaj and Ed Hardy fragrances, partially offset by higher net sales of Curve, John Varvatos, Elizabeth Taylor and Juicy Couture fragrances. Net sales of Elizabeth Arden branded products decreased by $8.5 million primarily due to lower sales of fragrances and skin care products. Net sales of distributed brands were $6.7 million lower than the prior year period, primarily due to lower sales of One Direction fragrances.

          International

          Net sales for the nine months ended March 31, 2016, decreased by 4.1%, or $12.3 million compared to the nine months ended March 31, 2015. Excluding the unfavorable impact of foreign currency, net sales increased by 5.5%, or $16.6 million. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased by $10.5 million from the prior year period, primarily due to lower sales of Britney Spears, Justin Bieber, Mariah Carey and Nicki Minaj fragrances, partially offset by higher net sales of John Varvatos and Juicy Couture fragrances. Net sales of Elizabeth Arden branded products decreased by $1.4 million as lower sales of skin care and color cosmetic products were partially offset by higher sales of fragrance products. Net sales in the Asia Pacific and Latin America regions decreased by an aggregate of $14.1 million, and were partially offset by higher sales in the Middle East and Greater China.

          Product Category Net Sales:

          Elizabeth Arden Brand

          Net sales of Elizabeth Arden branded products for the nine months ended March 31, 2016, increased by 1.2%, or $3.4 million compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales increased by 8.4%, or $24.8 million. Net sales for the nine months ended March 31, 2015, reflect $13.6 million of unallocated returns and markdowns for Elizabeth Arden branded products recorded as a result of our 2014 Performance Improvement Plan. Net sales of fragrance products increased by 6.5%, or $7 million, and net sales of skin care products were $0.4 million higher in part due to the launch of SUPERSTART Skin Renewal. Net sales of color cosmetic products decreased by 9.4%, or $4.0 million.

          Designer, Heritage, Celebrity and Other Fragrances

          Net sales for the nine months ended March 31, 2016, decreased by 5.0% or $25.0 million. Excluding the unfavorable impact of foreign currency, net sales decreased by 2.5% or $12.4 million. The decrease in net sales was primarily due to (i) lower sales of Britney Spears, Justin Bieber and Nicki Minaj fragrances, and (ii) the lack of sales of Usher and True Religion fragrances due to the expiration of those licenses in the prior year, partially offset by higher net sales of John Varvatos, Curve, Juicy Couture and Elizabeth Taylor fragrances. Net sales of distributed brands were $7.1 million lower than the prior year period, primarily due to lower sales of One Direction fragrances.

          Gross Margin.    For the nine months ended March 31, 2016 and 2015, gross margins were 43.6% and 41.4%, respectively. Gross margin in the current year period was negatively impacted by $4.4 million, or 60 basis points, of inventory costs related to the closing of our Brazilian affiliate, as well as changes in certain distribution and customer arrangements. Gross margin in the prior year period was negatively impacted by $19.9 million, or 170 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan. The improvement in gross margin was also due to a higher proportion of sales of higher margin products in the current year as compared to our strategic decision in the prior year period to reduce levels of certain inventories at reduced margins.

          SG&A.    Selling, general and administrative expenses decreased by 14.0%, or $54.9 million, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. The decrease was primarily due to lower general and administrative expenses totaling $51.0 million, as the prior year period included the asset impairment charges discussed below. In addition, marketing and sales expenses for the nine months ended March 31, 2016, decreased by $3.9 million, compared to the nine months ended March 31, 2015.

          During the nine months ended March 31, 2015, we recorded $43.8 million in asset impairment charges primarily related to the write-off of the Justin Bieber and Nicki Minaj licenses and other costs. In addition, for the nine months ended March 31, 2015, general and administrative expenses included $9.0 million in expenses under our 2014 Performance Improvement Plan. General and administrative expenses for the nine months ended March 31, 2016, included $12.9 million in expenses under our 2016 Business Transformation Program for severance and other employee-related expenses and related transition costs.

          In addition to the items discussed above, the decrease in general and administrative expenses in the current year period was also due to the impact of foreign currency translation of our affiliates' balance sheets as the current year included losses of $2.4 million compared to losses of $7.5 million in the prior year period, and lower payroll and employee related expenses, including lower incentive compensation costs, of $5.5 million. For the nine months ended March 31, 2016 and 2015, total share-based compensation costs charged against income for all stock plans were $4.1 million and $4.0 million, respectively.

          The decrease of $3.9 million in marketing and sales expenses for the nine months ended March 31, 2016, was primarily due to $4.8 million of lower marketing and sales overhead expenses in part due to the overall simplification of our sales and marketing organizations under the 2014 Performance Improvement Plan, and $3.3 million of lower royalty expense primarily due to lower net sales of certain licensed products in the current year period, partially offset by $4.2 million in higher marketing and selling expenses (excluding royalties).

          Segment Profit (Loss):

          North America

          Segment profit increased 21.6%, or $9.7 million, as compared to the prior year. The increase in segment profit was primarily due to lower general and administrative expenses, partially offset by lower net sales and gross profit.

          International

          Segment loss increased by $4.1 million, as compared to the prior year. The increase in segment loss was primarily due to lower sales and gross profit, partially offset by lower general and administrative expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense decreased by11.2%, or $3.5 million, for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015. The decrease in depreciation and amortization expense for the current year period was primarily due to lower amortization expense for brand licenses, trademarks and intangibles as a result of the asset impairments recorded during the second quarter of fiscal 2015 for certain fragrance licenses.

          Interest Expense, Net.    Interest expense, net of interest income, was slightly lower for the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015, as lower average borrowings under our revolving credit facility were partially offset by borrowings under our second lien credit agreement and higher interest rates.

          Debt Extinguishment Charges.    For the nine months ended March 31, 2015, we recorded approximately $0.2 million of debt extinguishment charges related to the December 2014 amendment of our revolving bank credit facility.

          Provision for Income Taxes.    The pre-tax loss from our domestic and international operations consisted of the following for the nine months ended March 31, 2016 and 2015:

(Amounts in thousands)	Nine Months Ended

	March 31, 2016	March 31, 2015

Domestic pre-tax loss	$(40,277)	$(92,003)
Foreign pre-tax loss	(8,636)	(23,771)

Total loss before income taxes	$(48,913)	$(115,774)

Effective tax rate	(2.9)%	(1.3)%

          Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we could not recognize a tax benefit on our U.S. pre-tax loss for either of the nine months ended March 31, 2016 or 2015, and have instead recorded valuation allowances of $10.4 million and $37.2 million, respectively, for these periods. Additionally, commencing in the second quarter of fiscal 2015, we began recording valuation allowances against our deferred tax assets in certain of our foreign operations as non-cash charges to income tax expense. For the nine months ended March 31, 2016 and 2015, we recorded valuation allowances of $3.2 million and $2.5 million, respectively, against our deferred tax assets in such foreign operations.

          The valuation allowances for our net deferred tax assets will not impact our cash flow for a number of years; however, they did have a direct negative impact on net income and shareholders' equity for the nine months ended March 31, 2016 and for the fiscal year ending June 30, 2015. In addition, they will result in our inability to record tax benefits on future losses in these jurisdictions unless sufficient future taxable income is generated in such jurisdictions to support the realization of the deferred tax assets. Recording the valuation allowances does not restrict our ability to utilize net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in the applicable jurisdictions in periods prior to the expiration of such net operating losses. A return to sustained profitability in these jurisdictions is an example of objective positive evidence that could result in a potential reversal of all or a portion of the valuation allowances in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowances in the future.

          In general, we record income tax expense for interim periods based on our best estimate as to the full fiscal year's effective tax rate. For interim reporting, the effective tax rate is based on expected full year reported earnings and considers earnings contribution by tax jurisdiction. As facts and circumstances that could impact the full year expected earnings or the expected earnings contribution by tax jurisdiction change during the year, the effective tax rate is adjusted in the period in which such changes become known or are enacted into law. Additionally, discrete items that could impact the effective tax rate are reported in the interim period incurred. However, with the exception of deferred tax liabilities associated with indefinite-lived assets, which cannot be used as a source of taxable income, the U.S and certain foreign jurisdictions were removed from the base calculation of our annual effective tax rate, as we expect these jurisdictions to generate losses for which no benefit will be recognized.

          The effective tax rate in the current year period was lower as compared to the prior year period, primarily due to (i) a shift in the ratio of earnings contributions between jurisdictions, (ii) the impact of the valuation allowances in the U.S. and certain foreign jurisdictions, and (iii) a $0.7 million tax benefit related to tax adjustments for changes in estimates and other tax related items. The effective tax rate for the full fiscal year ended June 30, 2015 was (2.9)%.

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

          Net Loss Attributable to Elizabeth Arden Common Shareholders.    Net loss attributable to Elizabeth Arden common shareholders for the nine months ended March 31, 2016, was $50.6 million, compared to $137.6 million for the nine months ended March 31, 2015. The improvement in results compared to the prior year was primarily due to lower selling, general and administrative expenses in the current year period, as a result of the asset impairment charges recorded in the prior year period. The prior year amount also includes accretion of $20.1 million for the change in redemption value of preferred stock that we issued in August 2014. We decided to recognize the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. See Note 12 to Notes to Unaudited Consolidated Financial Statements.

          EBITDA.    EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss less the benefit from or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense, plus net income (or net loss) attributable to noncontrolling interest, plus accretion and dividends on preferred stock) for the nine months ended March 31, 2016, was $5.5 million and, represents an improvement of $61.8 million compared to the prior year amount of $(56.3) million primarily due to lower selling, general and administrative expenses. EBITDA for the nine months ended March 31, 2016, includes:
*

$4.4 million of inventory costs under our 2016 Business Transformation Program primarily related to the closing of our Brazilian affiliate, as well as changes in certain distribution and customer arrangements, and

*	$12.9 million primarily of severance and other employee-related expenses and related transition costs under our 2016 Business Transformation Program.

          EBITDA for the nine months ended March 31, 2015, includes:

*

$15.0 million of returns and markdowns under our 2014 Performance Improvement Plan primarily as a result of changes to our distribution strategy in China and other customer and distribution arrangements;

*	$4.9 million of inventory write-downs under our 2014 Performance Improvement Plan due to discontinuation of certain products;
*

$9.0 million in expenses under the 2014 Performance Improvement Plan primarily comprised of $4.5 million for customer and vendor contract termination costs, $4.4 million of severance, other employee-related expenses and related transition costs associated with the reduction in global headcount positions and $0.1 million in asset impairment charges;

*	$43.8 million in asset impairment charges primarily related to the write-off of the Justin Bieber and Nicki Minaj licenses and other costs; and
*	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our revolving credit facility.

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

          The following is a reconciliation of net (loss) income attributable to Elizabeth Arden common shareholders, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2016	March 31, 2015

Net loss attributable to Elizabeth Arden common shareholders	$(50,593)	$(137,635)
Plus:
Provision for income taxes	1,433	1,557
Interest expense, net	22,365	22,523
Depreciation in cost of sales	4,489	5,916
Depreciation and amortization	27,581	31,055
Net loss applicable to noncontrolling interest (See Note 5 to Notes to Unaudited Consolidated Financial Statements)	(1,690)	(1,396)
Accretion and dividends on preferred stock (See Note 12 to Notes to Unaudited Consolidated Financial Statements)	1,937	21,700

EBITDA	$5,522	$(56,280)

          The following is a reconciliation of net cash flow (used in) provided by operating activities, as determined in accordance with generally accepted accounting principles, to EBITDA:

(Amounts in thousands)	Nine Months Ended

	March 31, 2016	March 31, 2015

Net cash (used in) provided by operating activities	$(42,021)	$40,590
Changes in assets and liabilities, net of acquisitions	28,981	(73,207)
Interest expense, net	22,365	22,523
Amortization of senior note offering and credit facility costs	(1,248)	(1,200)
Amortization of senior note premium	637	599
Provision for income taxes	1,433	1,557
Deferred income taxes	(489)	51
Amortization of share-based awards	(4,136)	(4,028)
Asset impairments	--	(42,926)
Debt extinguishment charges	--	(239)

EBITDA	$5,522	$(56,280)

Liquidity and Capital Resources

          The following chart summarizes our cash flows (outflows) from operating, investing and financing activities for the nine months ended March 31, 2016 and 2015:

(Amounts in thousands)	Nine Months Ended

	March 31, 2016	March 31, 2015

Net cash (used in) provided by operating activities	$(42,021)	$40,590
Net cash used in investing activities	(19,180)	(25,329)
Net cash provided by financing activities	57,272	25,041
Net (decrease) increase in cash and cash equivalents	(4,955)	35,509

Operating Activities

          Cash (used in) provided by our operating activities is driven by net loss adjusted for non-cash expenses and changes in working capital. The following chart illustrates our net cash (used in) provided by operating activities for the nine months ended March 31, 2016 and 2015:

(Amounts in thousands)	Nine Months Ended

	March 31, 2016	March 31, 2015

Net loss	$(50,346)	$(117,331)
Net adjustments to reconcile net loss to net cash (used in) provided by operating activities	37,306	84,714
Net change in assets and liabilities, net of acquisitions ("working capital changes")	(28,981)	73,207

Net cash (used in) provided by operating activities	$(42,021)	$40,590

          For the nine months ended March 31, 2016, net cash used in operating activities was $42.0 million, as compared to net cash provided by operating activities $40.6 million for the nine months ended March 31, 2015. Net loss was $50.3 million for the nine months ended March 31, 2016, as compared to net loss of $117.3 million for the prior year period, representing an improvement of $67.0 million. Net adjustments to reconcile net loss to cash (used in) provided by operating activities decreased by $47.4 million as compared to the prior year. Working capital changes reflected a use of cash of $29.0 million in the current year period as compared to a source of cash of $73.2 million in the prior year. Working capital changes in the current period as compared to the prior year period were primarily driven by (i) lower declines in inventory, (ii) an increase in account receivable balances compared to a decrease in the prior year period, and (iii) a decrease in prepaid expenses and other assets in the prior year period, partially offset by lower declines in payables and accruals in the aggregate in the current period compared to the prior year period.

Investing Activities

          The following chart illustrates our net cash used in investing activities for the nine months ended March 31, 2016 and 2015:

(Amounts in thousands)	Nine Months Ended

	March 31, 2016	March 31, 2015

Additions to property and equipment	$(8,743)	$(19,120)
Acquisition of businesses, intangibles and other assets	(10,500)	(6,264)
Cash received from consolidation of variable interest entity	63	55

Net cash used in investing activities	$(19,180)	$(25,329)

          For the nine months ended March 31, 2016, net cash used in investing activities of $19.2 million was composed of (i) $8.7 million of capital expenditures, (ii) $10.5 million for the acquisition of the U.S and international trademarks associated with the Giorgio of Beverly Hills fragrance line, and (iii) $63,000 of cash received in connection with the formation of our joint venture in Southeast Asia and the requirement to consolidate its financial statements. For the nine months ended March 31, 2015, net cash used in investing activities of $25.3 million was composed of (i) $2.3 million for the acquisition of the trademark and patents for ingredients used in certain skin care products, (ii) $4.0 million paid to a minority investor who put their interest in Elizabeth Arden Salon Holdings, LLC to us, (iii) $19.1 million of capital expenditures principally for computer hardware and software related to implementation of the last phase of our Oracle global enterprise system and for in-store counters and displays, and (iv) $55,000 of cash received in connection with the formation of our joint venture in the United Arab Emirates and the requirement to consolidate its financial statements. The decrease in capital expenditures for the nine months ended March 31, 2016, is primarily due to lower spending for computer hardware and software.

Financing Activities

          The following chart illustrates our net cash provided by financing activities for the nine months ended March 31, 2016 and 2015:

(Amounts in thousands)	Nine Months Ended

	March 31, 2016	March 31, 2015

Proceeds from (payments on) short-term debt	$59,200	$(16,418)
Proceeds from the issuance of preferred stock and convertible warrants, net of issuance costs	--	43,993
Financing fees paid	(867)	(1,959)
Preferred stock dividend	(973)	(487)
All other financing activities	(88)	(88)

Net cash provided by financing activities	$57,272	$25,041

          For the nine months ended March 31, 2016, net cash provided by financing activities was $57.3 million, as compared to $25.0 million for the nine months ended March 31, 2015. Net cash provided by financing activities for the nine months ended March 31, 2015, includes $44.0 million received in connection with the issuance of our preferred stock and convertible warrants, net of payments of approximately $6.0 million in issuance costs incurred as part of the transaction. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

          During the nine months ended March 31, 2016, borrowings under our credit facility and second lien credit agreement increased by $59.2 million from a balance of $8.3 million at June 30, 2015. For the nine months ended March 31, 2016, net cash provided by financing activities includes financing fees paid of approximately $0.9 million related to fiscal 2016 amendments of our second lien credit agreement, as well as preferred dividends paid of $1.0 million. During the nine months ended March 31, 2015, borrowings under our credit facility decreased by $14.0 million from a balance of $78.0 million at June 30, 2014. During the nine months ended March 31, 2015, we also paid the outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc, representing a decrease of $2.4 million from the June 30, 2014 balance. For the nine months ended March 31, 2015, net cash provided by financing activities included financing fees paid of approximately $2.0 million related to the December 2014 amendment of our credit facility, as well as preferred dividends paid of $0.5 million.

          Interest paid during the nine months ended March 31, 2016, included $25.8 million of interest payments on the 7 3/8% senior notes due 2021 and $2.8 million of interest paid on the borrowings under our credit facility and second lien credit agreement. Interest paid during the nine months ended March 31, 2015, included $25.8 million of interest payments on the 7 3/8% senior notes due 2021 and $3.0 million of interest paid on the borrowings under our credit facility.

          At March 31, 2016, we had approximately $41.1 million of cash, of which $39.7 million was held outside of the United States primarily in China, South Africa, the Netherlands, Switzerland, Australia, and Spain. During the fourth quarter of fiscal 2015, we finalized an intercompany loan agreement between a foreign subsidiary incorporated in Switzerland and a U.S. subsidiary. Under the terms of the intercompany loan agreement, our foreign subsidiary loaned $42 million to our U.S subsidiary. The intercompany loan is payable on or before June 30, 2020. The cash held outside the U.S. is needed to meet local working capital requirements and to fund the expansion of our international operations, and is therefore considered permanently reinvested outside the U.S.

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

          The credit facility has only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the credit facility, or (b) our borrowing availability under the credit facility, plus domestic cash and cash equivalents, is less than $20 million at any time. Our average borrowing base capacity and borrowing availability for the quarter ended March 31, 2016, did not fall below the applicable thresholds noted above. Accordingly, the debt service coverage ratio did not apply for the quarter ended March 31, 2016. We were in compliance with all applicable covenants under the credit facility for the quarter ended March 31, 2016.

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

          At March 31, 2016, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for prime rate loans. For the nine months ended March 31, 2016 and 2015, the weighted average annual interest rate on borrowings under the credit facility was 2.9% and 2.7%, respectively.

          We also have a $25 million second lien credit agreement with JPMorgan Chase Bank, N.A. The second lien credit agreement matures on October 16, 2017. The second lien credit agreement is collateralized by a second priority lien on all our U.S. accounts receivable and inventories. In connection with an October 2015 amendment to the second lien credit agreement, we also entered into security agreements in favor of JP Morgan Chase Bank, N.A. and the lenders under our credit facility, granting a lien against our U.S. trademarks relating to our Curve fragrance brand and certain related assets to secure our obligations under both the second lien credit agreement and the credit facility. With respect to the credit facility, the security interest in these trademarks and related assets will be released upon payment in full of our obligations under the second lien credit agreement, provided that our minimum debt service coverage ratio (as calculated pursuant to the credit facility) as of the end of the most recently ended fiscal quarter for the preceding twelve months is greater than 1.0 to 1.0 and no default or event of default exists immediately prior to or after giving effect to the release of such security interest.

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

          At March 31, 2016, we had $42.5 million in borrowings and $3.4 million in letters of credit outstanding under the credit facility and $25 million in borrowings under our second lien credit agreement. At March 31, 2016, based on eligible accounts receivable and inventory available as collateral, our aggregate borrowing availability under our credit facility and second lien credit agreement was $60.7 million. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

          At March 31, 2016, we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the credit facility and the second lien credit agreement to the extent of the collateral securing the credit facility and second lien credit agreement. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes are not guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

          At March 31, 2016, we have outstanding 50,000 shares of our preferred stock, with detachable warrants to purchase up to 2,452,267 shares of our common stock at an exercise price of $20.39 per share. The preferred stock and detachable warrants were issued for aggregate cash consideration of $50 million under a securities purchase agreement we entered into with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P., investment funds affiliated with Rhône Capital L.L.C.

          Dividends on the preferred stock are due on January 1, April 1, July 1 and October 1 of each year. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of common stock for which the outstanding warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. Pursuant to a shareholders' agreement entered into concurrently with the securities purchase agreement, each quarter we will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under our indenture for the 7 3/8% senior notes, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the board, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on our common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. Accrued dividends payable as of March 31, 2016, were $2,371,066, and dividend arrearage as of March 31, 2016, was $1,747,264. In April 2016, we paid 50%, or $334,535 of the dividend declared in January 2016. After giving effect to the April 2016 dividend payment, dividend arrearage was $2,059,165. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future operating or financial performance or results of current and anticipated products or sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings and tax audits, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015:
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          As of March 31, 2016, we had $42.5 million in borrowings and $3.4 million in letters of credit outstanding under our revolving credit facility and $25 million in borrowings outstanding under our second lien credit agreement. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien credit agreement are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien credit agreement during the nine months ended March 31, 2016, and assuming there had been a two percentage point (200 basis point) change in the average interest rate for these borrowings, it is estimated that our interest expense for the nine months ended March 31, 2016 would have increased or decreased by approximately $1.1 million. See Note 9 to the Notes to Unaudited Consolidated Financial Statements.

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

          As of March 31, 2016, we had open foreign currency contracts that expire between April 30, 2016 and May 31, 2017, with notional amounts of (i) 16.6 million Euros and 1.7 million British pounds used to hedge forecasted foreign subsidiary revenues, (ii) 26.8 million Australian dollars and 25.2 million Canadian dollars used to hedge forecasted cost of sales, and (iii) 16.8 million Swiss francs used to hedge forecasted operating costs.

          We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized gain, net of taxes, recognized during the three and nine months ended March 31, 2016, from settled contracts was approximately $0.4 million and $0.7 million, respectively. At March 31, 2016, the unrealized loss, net of taxes, associated with these open contracts of approximately $1.7 million is included in accumulated other comprehensive loss in our consolidated balance sheet. See Notes 2 and 14 to the Notes to Unaudited Consolidated Financial Statements.

          When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries' balance sheets to fluctuations in foreign currency rates. As of March 31, 2016, there were no such foreign currency contracts outstanding. The realized loss, net of taxes, recognized during the three months ended March 31, 2016, from the settlement of these contracts was $0.4 million and the realized gain, net of taxes, recognized during the nine months ended March 31, 2016, was $0.6 million.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          The Internal Revenue Service ("IRS") began an examination of the Company's U.S. federal tax returns for the years ended June 30, 2010 ("Fiscal 2010"), June 30, 2011 ("Fiscal 2011"), and June 30, 2012 ("Fiscal 2012") during fiscal year 2014 and, in March 2016, issued and IRS letter 950-Z, known as a 30- day Letter, for Fiscal 2010, Fiscal 2011 and Fiscal 2012 relating to transfer pricing matters. In the 30-day Letter, the IRS proposes increases to the Company's U.S. taxable income for Fiscal 2010, Fiscal 2011 and Fiscal 2012 in an amount totaling approximately $99 million. Although the Company has recorded valuation allowances of approximately $141 million against its U.S. deferred tax assets through June 30, 2015, the resolution of the 30-day Letter, could be material to the Company's deferred tax assets and potentially to its consolidated statements of operations in the period in which resolved unless resolved favorably to the Company. The Company disagrees with the proposed adjustments and intends to vigorously contest them and pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome of any protest, appeals or judicial process will not have a material adverse effect on the Company's financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has approximately $276 million of U.S. federal operating loss carryforwards through June 30, 2015, which would be available to offset any cash flow impact.

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

10.13

Fifth Amendment to Credit Agreement (Second Lien) dated as of March 25, 2016, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated March 25, 2016 (Commission File No. 1-6370)).

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

10.16

Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company's Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.17

Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company's Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.18 +

2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.19 +

2004 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.13 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 1-6370)).

10.20 +

Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company's Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

Exhibit Number	Description

10. 21 +

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

10.27

Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 10.1 filed as part of the Company's Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.28 +

Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.27 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.29 +

Elizabeth Arden, Inc. 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.1 filed as part of the Company's Form S-8, Registration No. 333-200700, dated December 3, 2014 (Commission File No. 1-6370)).

10.30 +

Form of Stock Option Grant for stock option awards under the Company's 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.26 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2014 (Commission File No. 1-6370)).

10.31 +

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

10.33+

Form of Stock Option Award Agreement for August 2015 awards under the Company's 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.32 filed as part of the Company's Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.34 +

Form of Restricted Stock Unit Award Agreement under the Company's 2014 Non-Employee Director Stock Award Plan. (incorporated herein by reference to Exhibit 10.33 filed as part of the Company's Form 10-Q for the quarter ended December 31, 2015 (Commission File No. 1-6370)).

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

**

Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) unaudited condensed consolidated balance sheets as of March 31, 2016 and June 30, 2015, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015, respectively, (iii) unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended March 31, 2016 and 2015, respectively, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended March 31, 2016 and 2015, respectively, and (v) the notes to the unaudited condensed consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

[Remainder of page intentionally left blank.]

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELIZABETH ARDEN, INC.

Date: May 5, 2016	/s/ E. Scott Beattie

E. Scott Beattie
Chairman, President and Chief Executive Officer

Date: May 5, 2016	/s/ Rod R. Little

Rod R. Little
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document