Form 10-K
period 2016-06-30
ELIZABETH ARDEN INC
filed 2016-08-15
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-6370

Elizabeth Arden, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-0914138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880 SW 145 Avenue, Suite 200, Pembroke Pines, Florida	33027
(Address of principal executive offices)	(Zip Code)

(954) 364-6900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Security	Name of Exchange on Which Registered
Elizabeth Arden Common Stock, $.01 par value per share	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $235 million based on the closing price of the Common Stock on the NASDAQ Global Select Market of $9.90 per share on December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the number of shares outstanding on that date less the number of shares held by the registrant’s directors, executive officers and holders of at least 10% of the outstanding shares of Common Stock.

As of August 11, 2016, the registrant had 29,949,317 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K.

ELIZABETH ARDEN, INC.

PART I

ITEM 1.	BUSINESS

General

Elizabeth Arden, Inc. is a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand

* The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, Eight Hour Cream, SUPERSTART and Elizabeth Arden Pro

* Elizabeth Arden branded lipstick, foundation and other color cosmetics products

* Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Designer Fragrances	Juicy Couture, John Varvatos, and Wildfox Couture

Heritage Fragrances	Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky, PS Fine Cologne, White Shoulders, BCBGMAXAZRIA, Rocawear and Jennifer Aniston

Celebrity Fragrances	The fragrance brands of Nicki Minaj, Mariah Carey and Taylor Swift

In addition to our owned and licensed fragrance brands, we distribute approximately 260 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

We sell our prestige beauty products to retailers and other outlets in the United States and internationally, including;

•	U.S. prestige retailers and specialty stores such as Macy’s, Dillard’s, Ulta, Belk, Sephora, Bloomingdales and Nordstrom;

•	U.S. mass retailers, including mid-tier and chain drug retailers, such as Walmart, Target, Kohl’s, Walgreens, CVS, and TJ Maxx and Marshalls; and

•

International retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Myer, Douglas, Sephora, Karstadt and various travel retail outlets such as Dufry, Nuance, and Heinemann.

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

At June 30, 2016, our operations were organized into the following two operating segments, which also comprise our reportable segments:

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

Financial information relating to our reportable segments is included in Note 21 to the Notes to Consolidated Financial Statements.

Our net sales to customers in the United States and in foreign countries (in U.S. dollars) and net sales as a percentage of consolidated net sales for the years ended June 30, 2016, 2015 and 2014, are listed in the following chart:

	Year Ended June 30,
	2016		2015		2014
(Amounts in millions)	Sales	%	Sales	%	Sales	%
United States	$547.4	57%	$556.4	57%	$662.5	57%
Foreign	419.3	43%	414.7	43%	501.8	43%

Total	$966.7	100%	$971.1	100%	$1,164.3	100%

Our largest foreign countries in terms of net sales for the years ended June 30, 2016, 2015 and 2014, are listed in the following chart:

	Year Ended June 30,
(Amounts in millions)	2016	2015	2014
United Kingdom	$65.6	$58.6	$66.2
Canada	37.5	37.0	44.8
Australia	32.3	35.1	34.4
China	31.6	20.6	33.4
Spain	21.0	21.5	24.2
South Africa	19.2	22.1	21.6

The financial results of our international operations are subject to volatility due to fluctuations in foreign currency exchange rates, inflation, terrorist attacks and/or civil unrest, disruptions in travel and changes in political and economic conditions in the countries in which we operate. The value of our international assets is also affected by fluctuations in foreign currency exchange rates. For information on the breakdown of our long-lived assets in the United States and internationally, and risks associated with our international operations, see Note 21 to the Notes to Consolidated Financial Statements.

Our principal executive offices are located at 880 SW 145 Avenue, Suite 200, Pembroke Pines, Florida 33027, and our telephone number is (954) 364-6900. We maintain a website with the address www.elizabetharden.com. We are not including information contained on our website as part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

Information relating to corporate governance at Elizabeth Arden, Inc., including our Corporate Governance Guidelines and Principles, Code of Ethics for Directors and Executive and Finance Officers, Code of Business Conduct and charters for our Lead Independent Director, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, is available on our website under the section “Corporate-Investor Relations—Corporate Governance.” We will provide the foregoing information without charge upon written request to Secretary, Elizabeth Arden, Inc., 880 SW 145 Avenue, Suite 200, Pembroke Pines, FL 33027.

Pending Revlon Merger

On June 16, 2016, we announced that we entered into an agreement and plan of merger (which we refer to as the “Merger Agreement”) with Revlon, Inc., Revlon Consumer Products Corporation, a wholly-owned subsidiary of Revlon, Inc. (which we refer to as “RCPC”, and together with Revlon, Inc., “Revlon”) and RR Transaction Corp., a Florida corporation and a wholly owned direct subsidiary of RCPC (which we refer to as the “Revlon Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain conditions as described below, the Revlon Sub will merge with and into us. As a result of the Revlon Merger, the Revlon Sub will cease to exist and we will survive as a wholly-owned subsidiary of RCPC. We refer to this pending transaction as the “Revlon Merger.” See Note 3 to the Notes to Consolidated Financial Statements.

Under the terms of the Merger Agreement, Revlon will acquire all of the outstanding shares of our common stock for $14.00 per share in cash (which we refer to as the “Merger Consideration”). At the closing of the Revlon Merger and pursuant to a Preferred Stock Repurchase and Warrant Cancellation Agreement among us, Revlon, the Revlon Sub, Nightingale Onshore Holdings, L.P. and Nightingale Offshore Holdings, L.P., Revlon will also provide funding for the redemption of our Series A Serial Preferred Stock (our “preferred stock”) for $55 million plus accrued unpaid dividends, and all outstanding warrants for the purchase of our common stock will be canceled. In addition, Revlon has indicated that it intends to repay and retire substantially all of our outstanding debt on or after the closing of the Revlon Merger. See Note 3 to the Notes to Consolidated Financial Statements.

The consummation of the Revlon Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the adoption and approval of the Merger Agreement by the holders of a majority of our outstanding common stock and preferred stock entitled to vote thereon (voting together and voting as separate classes), (ii) the receipt of certain foreign antitrust approvals and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of a material adverse effect with respect to us, (iv) the absence of a court or regulatory authority order prohibiting the closing of the Revlon Merger, and (v) other customary closing conditions, including (x) the accuracy of the representations and warranties of the other party (subject to certain specified standards) and (y) the performance in all material respects by the other party of its obligations under the Merger Agreement. We currently expect the Merger to be completed by the end of 2016.

The Merger Agreement contains various representations and warranties and covenants of us, Revlon and Revlon Sub. These covenants include interim operating covenants that, subject to certain exceptions, (i) require us (and our subsidiaries) to operate in the ordinary course of business and in a manner consistent with past practice, (ii) require us (and our subsidiaries) to use commercially reasonable efforts to (a) preserve intact our and our subsidiaries’ business organization and reputation, (b) keep available the services of our key managers, key officers and key employees and (c) maintain existing relations and goodwill with governmental authorities, material customers, material suppliers, material creditors, material lessors, material licensors and other persons having significant business relationships with us and (iii) restrict our ability to take certain actions prior to the closing of the Revlon Merger without Revlon’s consent (which consent shall not be unreasonably withheld, delayed or conditioned). Revlon has also agreed to use commercially reasonable efforts to obtain the debt financing contemplated by a debt financing commitment letter, or such alternative financing as contemplated by the Merger Agreement, but the obligation of Revlon, Inc. and Revlon Sub to complete the merger is not conditioned on Revlon’s receipt of financing.

The Merger Agreement generally prohibits us and our representatives from soliciting alternative acquisition proposals from third parties, including proposals for transactions that (i) would result in a person or group acquiring securities representing more than 20% of the outstanding shares of any class of our voting securities or (ii) involve the acquisition or disposition of any of our or our subsidiaries’ assets or business (whether in a single transaction or a series of related transactions) (a) that constitutes or accounts for more than 20% of our consolidated net revenues or (b) for a price that is more than 20% of our enterprise value giving effect to the amount of Merger Consideration (an “Acquisition Proposal “) subject to the exceptions set forth below. The Merger Agreement restricts our ability and and that of our representatives to furnish non-public information to, or to participate in any discussions or negotiations with, any third party with respect to any Acquisition Proposal, subject to certain limited exceptions.

The Merger Agreement also contains covenants that require (i) us to file a proxy statement with the U.S. Securities and Exchange Commission (known as the SEC), which was filed on August 5, 2016, and hold a shareholder meeting with respect to obtaining approval for the Merger Agreement (which meeting is scheduled for September 7, 2016) and (ii) our board of directors (which we refer to as “our board”) to recommend that our shareholders adopt the Merger Agreement, in each case, subject to certain limited exceptions set forth below. At any time prior to receipt of the requisite shareholder approval, in certain circumstances and after following certain procedures set forth in the Merger Agreement, our board is permitted to change its recommendation to our shareholders in response to (i) an unsolicited Acquisition Proposal that our board has concluded in good faith after consultation with our outside counsel and financial advisors constitutes a Superior Proposal (as defined in the Merger Agreement) (taking into account all amendments or revisions to the Merger Agreement proposed by Revlon) or (ii) in response to an Intervening Event (as defined in the Merger Agreement), in each case, if our board has concluded in good faith after consultation with our outside counsel and financial advisors that the failure of our board to make such change of recommendation would be inconsistent with the directors’ fiduciary duties under applicable legal requirements.

The Merger Agreement contains certain termination rights for both Revlon and us, including the ability of either party (subject to certain exceptions) to terminate the Merger Agreement if (i) the Revlon Merger is not consummated within six months of the date of the Merger Agreement, (ii) a governmental authority issues an order enjoining the Revlon Merger or (iii) our shareholders do not approve the Merger Agreement. In connection with the termination of the Merger Agreement under specified circumstances, (i) we may be required to pay Revlon a termination fee of $14.0 million (including in the event Revlon terminates the Merger Agreement following an adverse recommendation change by our board or in the event we terminate the Merger Agreement in order to enter into an agreement for a Superior Proposal) or (ii) Revlon may be required to pay us a termination fee of $40.0 million (in the event the Merger Agreement is terminated under circumstances where all closing conditions have been satisfied but Revlon’s debt financing is not available to complete the Merger).

The description of the Merger Agreement in this section is not intended to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. For more information regarding the pending Revlon Merger, including a copy of the Merger Agreement, please see our Current Report on Form 8-K dated June 16, 2016, and our Definitive Proxy Statement on Schedule 14A dated August 5, 2016.

Business Strategy

Our business strategy remains focused on two important initiatives — driving the growth of the Elizabeth Arden brand, particularly in North America and in our key international markets, and growing our fragrance portfolio with a focus on key global and regional brands. The success of these two initiatives is predicated on our ability to (i) improve our go-to-market capability and execution by enhancing our distribution quality, (ii) grow margins by simplifying and streamlining our organization to optimize costs and reduce complexity, and (iii) attract, retain and develop strong employee talent. For fiscal 2017, we will continue to focus on these initiatives and target our resources and efforts on those markets, channels and brands that we believe afford us the best opportunity for profitable growth.

In July 2015, we hired a president of the Elizabeth Arden brand, and began to better focus resources on a worldwide basis to help deliver sustainable and profitable growth for the Elizabeth Arden brand. In fiscal 2016, we introduced several new products across the Elizabeth Arden skin care, color and fragrance categories, and continued to build the Elizabeth Arden brand through a new communication platform and marketing campaign intended to better convey the Elizabeth Arden brand’s relevance to new and existing customers. We also continue to enhance our social media presence, including through the recent launch of “From the Desk of Liz Arden,” a social media marketing campaign designed to convey and reinforce our brand messaging for new and existing consumers. We have also improved our digital and social media capabilities by partnering with certain publications to upgrade our digital (as well as print) exposure.

In fiscal 2017, we also expect to launch several new products across the Elizabeth Arden skin care, color and fragrance categories including Prevage City Smart + DNA Enzyme ComplexTM + Anti-pollution + Antioxidants Broad Spectrum SPF 50 Hydrating Shield, Advanced Ceramide Capsules Youth Restoring Serum, Eight Hour Miracle Hydrating Mist, Prevage Anti-aging Foundation Broad Spectrum Sunscreen SPF 30, White Tea and new fragrances under Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea.

In fiscal 2016, we reorganized our fragrance selling and marketing organizations to better develop and commercialize our prestige fragrance portfolio globally and hired a new president of global fragrances to better focus resources on a global basis to help deliver sustainable and profitable growth to our prestige fragrance portfolio. We also acquired the U.S. and international trademarks for the Giorgio of Beverly Hills fragrance brands. Prior to the acquisition of the trademarks, we manufactured and sold the Giorgio Beverly Hills fragrances under a license agreement. In July 2016, we acquired the global license and certain assets related to the Christina Aguilera fragrance business from Procter & Gamble International Operations SA for approximately $16 million. See “Trademarks, Licenses, Patents and Other Intellectual Property.” In fiscal 2017, we plan to launch several new fragrances under our existing licenses, including I Love Juicy Couture, John Varvatos Dark Rebel Rider and Britney Spears Private Show.

We also have continued to take steps to improve our international go-to-market capability and improve distribution quality. In fiscal 2016, we entered into a joint venture for the Southeast Asia region, including Hong Kong, with an unrelated third party for the sale, promotion and distribution of certain of our fragrance, skincare and cosmetics products in Southeast Asia. We have also consolidated our Asia Pacific region under a single regional structure. These steps further build on the changes we made in fiscal 2015 which included changes in our distribution strategy in China, including in the e-commerce channel, and entering into a joint venture in the United Arab Emirates with an unrelated third party for the sale, promotion and distribution of our fragrance, skincare and cosmetics products in Middle Eastern and certain other countries. See Note 12 to the Notes to Consolidated Financial Statements.

We believe that the actions that we have taken to date to improve our international go-to-market capability and execution and to grow our margins by simplifying and streamlining our organization to optimize costs and reduce complexity have begun to positively impact our financial results. In fiscal 2016, we increased our gross margins as a result of better sales mix, improved commercial execution and the implementation of a more efficient cost structure. We also lowered our selling, general and administrative expenses by reducing our indirect costs, while simultaneously reinvesting a portion of such savings in targeted advertising for key brands in key channels and markets to accelerate revenue growth.

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

During fiscal 2014 and 2015, we incurred a total of approximately $150.5 million of pre-tax charges under the 2014 Performance Improvement Plan. All charges associated with the 2014 Performance Improvement Plan had been recorded as of June 30, 2015. For further discussion of the 2014 Performance Improvement Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As we continued to look for ways of improving our business and financial performance, and achieving our targeted goal of $40 to $50 million in annualized savings, during the fourth quarter of fiscal 2015, we identified certain additional restructuring and cost savings initiatives that we implemented during fiscal 2016, with some remaining pre-tax charges to be incurred in fiscal 2017. We collectively refer to these initiatives as our “2016 Business Transformation Program.” The 2016 Business Transformation Program was intended to further align our organizational structure and distribution arrangements with the current needs and demands of our business in order to improve our go-to-market capability and execution and to streamline our organization. We expect to incur approximately $25 million to $26 million in pre-tax charges under the 2016 Business Transformation Program, of which an estimated $20 million to $22 million is expected to be comprised of cash expenditures. During the fiscal year ended June 30, 2016, we incurred approximately $21.9 million of pre-tax charges under the 2016 Business Transformation Program, and since inception have incurred approximately $24.3 million of pre-tax charges. For further discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 4 to the Notes to Consolidated Financial Statements.

We currently expect that the actions and initiatives identified and executed under the 2014 Performance Improvement Plan and the 2016 Business Transformation Program will result in approximately $51 million of annualized savings, exceeding the top end of our originally targeted range of annualized savings of $40 million to $50 million. If the Revlon Merger is not completed, we may pursue additional cost savings initiatives to further improve our business and financial performance. These efforts may result in additional decisions that may impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

Investment by Rhône Capital L.L.C. Affiliates

On August 19, 2014, we entered into a securities purchase agreement with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (which we call the Purchasers), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the securities purchase agreement, for $50 million, we issued to the Purchasers an aggregate of 50,000 shares of our newly designated preferred stock, with detachable warrants to purchase up to 2,452,267 shares of the Company’s common stock at an exercise price of $20.39 per share. See 13 to the Notes to Consolidated Financial Statements. At the closing of the Revlon Merger, the preferred stock will be redeemed by us (with funds to be provided to, or paid on behalf of, us by Revlon) for $55 million plus accrued but unpaid dividends, and the warrants will be canceled. See Note 3 to the Notes to Consolidated Financial Statements.

Products

Our net sales of products and net sales of products as a percentage of consolidated net sales for the years ended June 30, 2016, 2015 and 2014, are listed in the following chart:

	Year Ended June 30,
	2016		2015		2014
(Amounts in millions)	Sales	%	Sales	%	Sales	%
Fragrance	$725.0	75%	$736.8	76%	$901.6	77%
Skin Care	191.3	20%	183.2	19%	203.8	18%
Cosmetics	50.4	5%	51.1	5%	58.9	5%

Total	$966.7	100%	$971.1	100%	$1,164.3	100%

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

Skin Care. Our skin care lines are sold under the Elizabeth Arden name and include products such as serums, moisturizers, and cleansers. Our core Elizabeth Arden branded products include the Visible Difference, Ceramide, Prevage, Superstart and Eight Hour Cream lines. In connection with our Elizabeth Arden brand repositioning, we streamlined our portfolio and updated the look of the products. The Visible Difference brand is a line of essential skincare items that serve as an entry price point to Elizabeth Arden skin care products. Our Ceramide skin care line now targets women who are 30 and over. Prevage is our premium cosmeceutical skin care line that targets skin aging caused by environmental exposure. Our iconic Eight Hour Cream franchise continues to have a loyal following particularly in international markets. We also license our Elizabeth Arden trademarks to U.S. Cosmeceutechs, LLC for their sale of a salon/spa line, Elizabeth Arden Pro, that is offered by professional estheticians. See Note 12 to the Notes to Consolidated Financial Statements. We sell skin care products worldwide, primarily in department and specialty stores, perfumeries and travel retail outlets.

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

During the third quarter of fiscal 2016, we acquired the U.S. and international trademarks for the Giorgio Beverly Hills fragrances from The Procter & Gamble Company and certain of its affiliates for $10.5 million. Prior to the acquisition of the trademarks, we manufactured and sold the Giorgio Beverly Hills fragrances under a license agreement with The Procter & Gamble Company. In July 2016, we acquired the global license and certain assets related to the Christina Aguilera fragrance business from Procter & Gamble International Operations SA for approximately $16 million.

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

•	the Elizabeth Taylor fragrances White Diamonds, Elizabeth Taylor’s Passion, Violet Eyes Elizabeth Taylor, White Diamonds Lustre and White Diamonds Night;

•	the Mariah Carey fragrances M by Mariah Carey, Forever Mariah Carey, Lollipop Bling, Lollipop Splash and Mariah Carey Dreams;

•	the Lucky fragrances;

•	the Taylor Swift fragrances Wonderstruck, Wonderstruck Enchanted, Taylor by Taylor Swift and Taylor Swift Incredible Things;

•	the Nicki Minaj fragrances Pink Friday Nicki Minaj, Minajesty, Onika Nicki Minaj and Pink Print Nicki Minaj;

•	the Ed Hardy fragrances Ed Hardy, Ed Hardy Hearts & Daggers, Ed Hardy Love & Luck and Ed Hardy Skull & Roses;

•	the John Varvatos fragrances John Varvatos, John Varvatos Vintage, John Varvatos Classic, John Varvatos Artisan, John Varvatos Star USA and John Varvatos Dark Rebel; and

•	the heritage fragrance brands of Alfred Sung, BCBGMAXAZRIA, Geoffrey Beene and the designer fragrance brand Wildfox Couture.

The Elizabeth Taylor license agreement terminates in October 2022 and is renewable by us, at our sole option, for unlimited 20-year periods. The license agreement with Liz Claiborne Inc. and its affiliates relating to the Liz Claiborne, Lucky and Juicy Couture fragrances expires in December 2017 and is renewable by us for three additional five-year terms, provided specified conditions, including certain sales targets, are met. With the exception of the Taylor Swift, Mariah Carey and Nicki Minaj licenses that expire in 2016, our other license agreements have terms with expirations ranging from 2017 to 2031, and, typically, have renewal terms dependent on sales targets being achieved. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements.

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

Sales and Distribution

We sell our prestige beauty products to retailers in the United States, including prestige retailers such as Macy’s, Dillard’s, Saks, Belk, Bloomingdale’s and Nordstrom; specialty stores such as Ulta and Sephora; and mass retailers such as Walmart, Target, Kohl’s, Walgreens, CVS, and Marshalls and TJ Maxx; and to international retailers such as Boots, Debenhams, Superdrug Stores, The Perfume Shop, Hudson’s Bay, Shoppers Drug Mart, Loblaws, Myer and Douglas, Karstadt, and various travel retail outlets such as Dufry, Nuance, and Heinemann. We also sell products to independent fragrance, cosmetic, gift and other stores. We currently sell our skin care and cosmetics products in North America primarily in department and specialty stores. We also sell our fragrances, skin care and cosmetic products in approximately 120 other countries worldwide primarily through department stores, perfumeries, pharmacies, specialty retailers, and other retail shops and “duty free” and travel retail locations. We also sell our Elizabeth Arden products and certain other prestige fragrances directly to consumers through our Elizabeth Arden branded retail outlet stores and our website www.elizabetharden.com. In certain countries, we maintain a dedicated sales force that solicits orders and provides customer service. In other countries and jurisdictions, we sell our products through joint ventures, local distributors or sales representatives under contractual arrangements. We manage our operations outside of North America from our offices in Geneva, Switzerland.

In addition, our Elizabeth Arden products are sold in the Red Door Spa beauty salons, which are owned and operated by Elizabeth Arden Salon-Holdings, Inc., an entity in which we have a minority interest and whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. In addition to the sales price of our products sold to the operator of these salons, we receive a royalty based on the net sales from each of the salons for the use of the “Elizabeth Arden” and “Red Door” trademarks.

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

Our ten largest customers accounted for approximately 39% of net sales for the year ended June 30, 2016. The only customer that accounted for more than 10% of our net sales during that period was Walmart (including Sam’s Club), which accounted for approximately 12% of our consolidated net sales and approximately 20% of our North America segment net sales. The loss of, or a significant adverse change in our relationship with, any of our largest customers could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Marketing

Our marketing approach is focused on generating strong retailer and consumer demand across our key brands. We emphasize a competitive marketing mix for each brand and ensure that our brand positioning is carried through all consumer touch points. We employ traditional consumer reach vehicles, such as television and magazine print advertising, and are increasingly leveraging new media, such as social networking and mobile and digital applications, so that we are able to engage with our consumers through their preferred technologies. We have developed and launched a new communication platform and marketing campaign intended to better convey the Elizabeth Arden brand’s relevance to new and existing customers, and have also taken steps to enhance our digital and social media marketing presence, including through the launch of “From the Desk of Liz Arden,” and through the addition of experienced personnel and increased investment. As part of the Elizabeth Arden brand repositioning, our communications platform and marketing campaigns have been designed to reflect a consistent, equity-building, modern point of view to drive new relevance among consumers.

Our top priority is to drive growth of the Elizabeth Arden brand, focusing on skin care and the growth of the global skin care market, including new incorporating technologies into our skin care products, and leveraging our unique Red Door Spa heritage to generate both organic and innovation-driven growth. We understand that innovation is critical in the beauty category, and we intend to focus our innovation resources on what we view as the most significant opportunities for growth, while also emphasizing profitability.

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

During fiscal 2016, we introduced several new products across the Elizabeth Arden skin care, color and fragrance categories including Superstart Skin Renewal Booster, Ceramide Youth Restoring Essence, Eight Hour Cream All-Over Miracle Oil, Prevage Anti-Aging Antioxidant Infusion Essence, the Golden Opulence Fall Color Story and new Elizabeth Arden Green Tea and 5th Avenue fragrances. We also debuted new products for certain fragrance brands including Viva La Juicy Rosé, I Am Juicy Couture, John Varvatos Dark Rebel, John Varvatos Artisan Blu, Giorgio Gold (developed for the Middle Eastern market), Maui fantasy Britney Spears, White Diamonds Night and Wildfox, the debut fragrance under our license agreement with Wildfox Couture. In fiscal 2017, we plan to launch several new products across the Elizabeth Arden skin care, color and fragrance categories including Prevage City Smart + DNA Enzyme ComplexTM + Anti-pollution + Antioxidants Broad Spectrum SPF 50 Hydrating Shield, Advanced Ceramide Capsules Youth Restoring Serum, Eight Hour Miracle Hydrating Mist, Prevage Anti-aging Foundation Broad Spectrum Sunscreen SPF 30, White Tea and new fragrances under Elizabeth Arden 5th Avenue and Elizabeth Arden Green Tea. We also plan to launch several new fragrances under our existing licenses including I Love Juicy Couture, John Varvatos Dark Rebel Rider and Britney Spears Private Show.

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2016, approximately 60% of our net sales were made during the first half of our fiscal year. Due to product innovations and new product launches, the size and timing of certain orders from our customers, and additions or losses of brand distribution rights, and additions or expirations of license agreements, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

We enter into supply agreements for finished goods with the most significant “turnkey” manufacturers of our owned and licensed brands. Historically, however, we have not entered into agreements with component manufacturers, raw material, fragrance oil or blend suppliers, or suppliers of our distributed brands, and have generally purchased these items through purchase orders. We believe that we have good relationships with manufacturers of our owned and licensed brands and other suppliers and that there are alternative sources should one or more of these manufacturers or suppliers become unavailable. We receive our distributed brands in finished goods form directly from fragrance manufacturers, as well as from other sources. Sales of fragrance brands that we distribute on a non-exclusive basis accounted for approximately 13% of our net sales for fiscal 2016. The loss of, or a significant adverse change in our relationship with, any of our key manufacturers for our owned and licensed brands, such as CEI, or suppliers of components, fragrance oil or blends or distributed fragrance brands, or any other supply chain disruption, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our fulfillment operations for the United States and certain other areas of the world are conducted out of a leased distribution facility in Roanoke, Virginia. The 400,000 square-foot Roanoke facility accommodates our distribution activities and houses a large portion of our inventory, and we also lease approximately 482,000 square feet in a warehouse facility in Salem, Virginia, that we primarily use as a return center and to house promotional inventory. During fiscal 2016, we entered into a logistics services agreement for our fulfillment operations for Europe with ID Logistics, an unrelated third party, at ID Logistics’ facility in Tilburg, Netherlands. The ID Logistics agreement expires in February 2020. While we insure our inventory and the Roanoke facility, the loss of any of these facilities or the inventory stored in those facilities, would require us to find replacement facilities or inventory and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

•

Information technology infrastructure services to enable integration of our global business operations through wide area networks (WAN), managed internet services (MIS), voice over internet protocol (VoIP), video and web conferencing, personal computing technologies, electronic mail, and service and cloud agreements providing outsourced computing operations.

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

We outsource a substantial portion of our data center operations to IBM, a leading global information services and technology provider. The IBM data center is located in a facility in Research Triangle Park, Raleigh, North Carolina. IBM also provides us with disaster recovery capabilities to enhance the reliability of our management information systems, which are designed to continue to operate if our primary computer systems should fail. We use service level agreements and operating metrics to help us monitor and assess the performance of our outsourced data center operations. We also have business interruption insurance to cover a portion of lost income or additional expenses associated with disruptions to our business, including our management information systems, resulting from certain casualties. Our business, results of operations, financial condition or cash flow may, however, be adversely affected if our outsourced data center operations facilities are damaged or otherwise fail and/or our disaster recovery capabilities do not or cannot perform as intended.

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

Employees

As of August 9, 2016, we had approximately 1,900 full-time employees and approximately 500 part-time employees in the United States and 19 foreign countries. None of our employees in the United States are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of August 9, 2016, and the positions they hold:

Name	Age	Position with the Company
E. Scott Beattie	57	Chairman, President and Chief Executive Officer
Rod R. Little	47	Executive Vice President and Chief Financial Officer
George Cleary	52	President, Global Fragrances
Eric Lauzat	64	President, International
JuE Wong	53	President, Elizabeth Arden Brand
Oscar E. Marina	57	Executive Vice President, General Counsel and Secretary
Pierre Pirard	48	Executive Vice President – Global Supply Chain and Technical Services

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

George Cleary joined us as President, Global Fragrances on March 14, 2016. Prior to joining us, Mr. Cleary served as Chief Executive Officer of Illuminage Beauty since January 2015. Previously, from April 2007 until December 2014, Mr. Cleary held several senior positions at Coty Inc., including most recently serving as President, Coty Beauty Americas. From 1992 until 2007, Mr. Cleary served in various general management and senior sales roles for Johnson & Johnson. Mr. Cleary began his career in sales and trade marketing with Nestle Food Company.

Eric Lauzat has been our President, International since July 2015. Previously, he served as our Executive Vice President, General Manager—International from October 2013 to June 2015. Prior to joining us, Mr. Lauzat was with the L’Oréal Group for over 30 years where he held numerous international commercial positions, including as head of Latin America, Middle East and Africa for L’Oréal Luxe from 2008 until 2012, and as president of Lancôme USA from 2005 until 2008.

JuE Wong joined us as President, Elizabeth Arden Brand on August 3, 2015. Prior to joining us, Ms. Wong served as Chief Executive Officer of StriVectin Operating Company since July 2012. From August 2009 to May 2012, Ms. Wong served as Chief Executive Officer of Astral Health and Beauty and from January 2008 to August 2009, Ms. Wong served as Executive Vice President- Global Sales and Business Development at Zo Skin Health by Dr. Obagi. Prior to January 2008, Ms. Wong held senior business development positions at N.V. Perricone MD. Ltd. Inc.

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

Pierre Pirard has served as our Executive Vice President, Global Supply Chain and Technical Services since November 2015. From February 2010 until November 2015, he served as our Executive Vice President, Product Innovation and Global Supply Chain. From November 2007 until February 2010, he served as our Senior Vice President, Global Supply Chain. Prior to joining us, Mr. Pirard spent 15 years at Johnson & Johnson where he held numerous positions, including serving as Regional Director, External Manufacturing North America – Consumer Sector, from 2005 until 2007; as Regional Director – Supply Chain Planning North America – Consumer Sector from 2001 to 2005; and in various positions in the finance, project management, supply chain and logistics groups for Johnson & Johnson Canada from 1992 to 2000.

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

There is no assurance when or if the Revlon Merger will be completed. Failure to complete the Revlon Merger could negatively impact our stock price and our future business and financial results.

Completion of the Revlon Merger is subject to the satisfaction or waiver of a number of conditions that must be satisfied or waived by December 16, 2016 (which we refer to as the “Merger Deadline”).We and Revlon may not be able to satisfy the closing conditions and closing conditions beyond our or their control may not be satisfied or waived and the Revlon Merger may not be consummated by reason of the failure to so satisfy such conditions. Any delay in completing the Revlon Merger could result in additional transaction costs, loss of revenue or other effects to us associated with uncertainty about the Revlon Merger, including a decline in the price of our common stock.

If the Revlon Merger is not completed by the Merger Deadline (as such deadline may be extended by agreement of the parties to the Merger Agreement), the parties to the Merger Agreement may not be obligated to complete the Revlon Merger. If the Revlon Merger is not completed for any reason, our ongoing business and financial results may be adversely affected, and we will be subject to a number of risks, including the following:

•	we may be required, under certain circumstances, to pay to Revlon a $14 million termination fee in connection with a termination of the Merger Agreement;

•	we will be required to pay certain other costs relating to the Revlon Merger, whether or not the Revlon Merger is completed, such as legal, accounting, financial advisor and printing fees; and

•	in addition to the litigation regarding the Revlon Merger discussed in Item 3, “Legal Proceedings,” we may be subject to further litigation related to any failure to complete the Revlon Merger.

If the Revlon Merger is not completed, these risks may materialize and may adversely affect our business, prospects, results of operations, financial condition and/or cash flows, as well as the price of our common stock, which may cause the value of shareholders’ investment to decline. We cannot provide any assurance that the Revlon Merger will be completed or that there will not be a delay in the completion of the Revlon Merger.

We could be subject to business disruptions and uncertainties during the pendency of the Revlon Merger that could materially and adversely affect our business.

The pendency of the Revlon Merger could cause disruptions to our current plans and operations and create uncertainty regarding our business. For example, the Merger Agreement restricts our ability to take certain specified actions, such as acquire or dispose of certain assets, without the prior written consent of Revlon. Uncertainty about the effect of the Revlon Merger on employees, customers, distributors, suppliers and business partners may impair our ability to attract, retain and motivate key personnel until the Revlon Merger is consummated and could cause customers, suppliers and others who deal with us to change their existing business relationships with us. Key employees may become distracted from day-to-day operations because matters related to the Revlon Merger may require substantial commitments of time and resources, or they may depart because of issues related to the uncertainty related to the Revlon Merger. Such disruptions and uncertainties may have a material and adverse effect on our business and financial results.

Our level of debt and debt service obligations and our obligations with respect to our redeemable preferred stock, the restrictive covenants in our revolving credit facility and second lien credit agreement and our indenture for our 7 3/8% senior notes, and the terms of our outstanding redeemable preferred stock, may reduce our operating and financial flexibility, including our ability to maintain sufficient liquidity to fund our operations and future growth, and could adversely affect our business and growth prospects.

At June 30, 2016, we had total debt of approximately $422 million which includes (i) $350 million in aggregate principal amount outstanding of our 7 3/8% senior notes (plus approximately $5 million in unamortized premium on our 7 3/8% senior notes), (ii) $42 million outstanding under our revolving bank credit facility, and (iii) $25 million under our second lien credit agreement. We also have $50 million of issued and outstanding redeemable preferred stock. The 7 3/8% senior notes, the revolving bank credit facility, the second lien agreement, and the terms and conditions associated with our redeemable preferred stock (and the shareholders agreement related thereto) have requirements that may limit our operating and financial flexibility. Our indebtedness and obligations under our redeemable preferred stock could adversely impact our business, prospects, results of operations, financial condition or cash flows by increasing our vulnerability to general adverse economic and industry conditions and restricting our ability to consummate acquisitions or fund working capital, capital expenditures and other general corporate requirements.

Specifically, our revolving credit facility, second lien credit agreement, our indenture for our 7 3/8% senior notes and the terms and conditions associated with our redeemable preferred stock (and the shareholders agreement related thereto) limit or otherwise affect our ability to, among other things:

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

A default under our revolving credit facility or second lien credit agreement could also result in a default under our indenture for our 7 3/8% senior notes. Upon the occurrence of an event of default under our indenture, all amounts outstanding under our other indebtedness may be declared to be immediately due and payable. If we were unable to repay amounts due on our revolving credit facility or second lien credit agreement, the lenders would have the right to proceed against the collateral granted to them to secure that debt.

We may be adversely affected by factors affecting our customers’ businesses.

Factors that adversely impact our customers’ businesses may also have an adverse effect on our business, prospects, results of operations, financial condition or cash flows. These factors may include:

•

any reduction in consumer traffic and demand at our customers as a result of economic downturns like domestic and international recessions, terrorist attacks or civil unrest, or changes in consumer preferences;

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

We do not have long-term or exclusive contracts with any of our customers and generally do not have long-term or exclusive contracts with our suppliers of distributed brands. Our ten largest customers accounted for approximately 39% of our net sales in the year ended June 30, 2016. Our only customer who accounted for more than 10% of our net sales in the year ended June 30, 2016 was Walmart (including Sam’s Club), which accounted for approximately 12% of our consolidated net sales and approximately 20% of our North America segment net sales. In addition, our suppliers of distributed brands, which represented approximately 13% of our net sales for fiscal 2016, generally can, at any time, elect to supply products to our customers directly or through another distributor. Our suppliers of distributed brands may also choose to alter the selection or volume of their products distributed by us. The loss of any of our key suppliers or customers, or a change in our relationship with any one of them, including reduced sales to key customers, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

During fiscal 2015 and fiscal 2016, we undertook broad restructuring and cost savings programs that are intended to reduce the size and cost of our overhead structure and exit low-return businesses, customers and brands to improve gross margins and profitability in the long term. The 2014 Performance Improvement Plan included the exiting of certain unprofitable retail doors and fragrance license agreements, changes in customer, distribution and supply chain relationships, the discontinuation of certain products, headcount reductions, and the closing of our affiliate in Puerto Rico. The 2016 Business Transformation Program is intended to further align our organizational structure and distribution arrangements with the current needs and demands of our business in order to improve our go-to-market capability and execution and to streamline our organization. Although we believe that actions taken under the 2014 Performance Improvement Plan and 2016 Business Transformation Program will result in annual cost savings of approximately $51 million, and thus facilitate long-term growth in profitability, we may not realize, in full or in part, the anticipated benefits of these initiatives. The failure to realize such anticipated benefits, which could result from our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and other factors described herein, could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Fluctuations in foreign exchange rates could adversely affect our results of operations and cash flows.

We sell our products in approximately 120 countries around the world. During each of the years ended June 30, 2016 and 2015, we derived approximately 43% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

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

We currently have one distribution facility in the United States and use a third-party fulfillment center in the Netherlands primarily for European distribution. These facilities house a large portion of our inventory. Although we insure our inventory, any loss, damage or disruption of these facilities, or loss or damage of the inventory stored in them, could adversely affect our business, prospects, results of operations, financial condition or cash flows.

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

We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse U.S. or international economic conditions, such as the current economic environment in Europe and the economic uncertainty resulting from the proposed withdrawal of the United Kingdom from the European Union., or periods of inflation or high energy prices can contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses risks to our business. A decrease in consumer spending and/or in retailer and consumer confidence and demand for our products could significantly negatively impact our net sales and profitability, including our operating margins and return on invested capital. Such economic conditions could cause some of our customers or suppliers to experience cash flow and/or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense. Adverse economic conditions could also adversely affect our access to the capital necessary for our business and our ability to remain in compliance with the financial covenant in our revolving credit facility that applies only in the event that we do not have the requisite average borrowing base capacity and borrowing availability, as set forth in our credit facility. If adverse U.S. or international economic conditions persist or deteriorate further, our business, prospects, results of operations, financial condition or cash flows could be negatively impacted.

We may be adversely affected by domestic and international events that impact consumer confidence and demand, financial markets and business operations.

Sudden disruptions in business conditions due to events such as terrorist attacks, diseases, severe weather or natural disasters may have a short-term, or sometimes long-term, adverse impact on consumer confidence and spending, financial markets and our business operations, which could negatively impact our business, prospects, results of operations, financial condition or cash flows. In addition, any reductions in travel or increases in restrictions on travelers’ ability to transport our products on airplanes due to general economic downturns, diseases, increased security levels, acts of war or terrorism could result in a material decline in the net sales and profitability of our travel retail business.

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

There can be no assurance that we can successfully achieve any or all of the above objectives in the manner or time period that we expect. Further, achieving these objectives will require investments, which may result in material short-term costs without generating any current net revenues and, we may not ultimately achieve our net sales or earnings estimates associated with such efforts. Our future expansion through acquisitions, new product licenses or new product distribution arrangements, if any, will depend upon our ability to identify suitable brands to acquire, license or distribute and our ability to obtain the required financing for these acquisitions, licenses or distribution arrangements or to launch or support the brands associated with these agreements or arrangements, and thus depends on the capital resources and working capital available to us. We may not be able to identify, negotiate, finance or consummate such acquisitions, licenses or arrangements, or the associated working capital requirements, on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business. In addition, we may decide to divest or discontinue certain brands or streamline operations and incur other costs or special charges in doing so. We cannot give any assurance that we will realize, in full or in part, the anticipated benefits we expect our business strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

The success of our business depends, in part, on the demand for heritage, celebrity and designer fragrance products.

We have rights to manufacture, market and distribute a number of heritage, celebrity and designer fragrance products, including those of Juicy Couture, John Varvatos, Elizabeth Taylor, Britney Spears, Taylor Swift, Mariah Carey, Nicki Minaj, Ed Hardy, Lucky, Halston, Geoffrey Beene and Wildfox Couture. In fiscal 2016, we derived approximately 46% of our net sales from heritage, celebrity and designer fragrance brands, and celebrity fragrances accounted for approximately 4% of our net sales. The demand for these products is, to some extent, dependent on the appeal to consumers of the particular celebrity or designer and the celebrity’s or designer’s reputation. To the extent that the celebrity/designer fragrance category or a particular celebrity or designer ceases to be appealing to consumers or a celebrity’s or designer’s reputation is adversely affected, sales of the related products and the value of the brands can decrease materially. In addition, under certain circumstances, lower net sales may shorten the duration of the applicable license agreement.

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

Our failure to achieve intended benefits from any future acquisitions could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

Our commercial success depends at least in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of others. We cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage. For these and other reasons, third parties may allege that our products, services or activities infringe, misappropriate or otherwise violate their trademark, patent, copyright or other proprietary rights. Defending against allegations and litigation could be expensive, take significant time, divert management’s attention from other business concerns, and delay getting our products to market. In addition, if we are found to be infringing, misappropriating or otherwise violating third party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible, and even if possible, may be costly. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities. Our inability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of others could therefore have a material adverse effect on our business, financial condition and/or results of operations.

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

We operate on a global basis, with sales in approximately 120 countries. Approximately 43% of our fiscal 2016 net sales were generated outside of the United States. Our international operations could be adversely affected by:

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

•	difficulties in staffing and managing international operations;

•	terrorist attacks or other civil unrest; and

•	changes in applicable social, political, legal, economic and other conditions.

A downgrade in our credit ratings may adversely affect our access to financing and our ability to satisfy our working capital requirements.

Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. Prior to the announcement of the pending Revlon Merger, our long-term credit ratings were Caa2 (Negative Outlook) with Moody’s and CCC (Negative Outlook) with S&P, each of which is below investment grade. Future rating agency reviews could result in a change in outlook or further downgrade. A negative change in outlook or downgrade of our credit ratings, and/or the circumstances giving rise to such actions, could limit our access to financing, reduce our flexibility with respect to working capital needs, increase the cost of new financing, result in less favorable covenants and financial terms for our financing and adversely affect the market price of some or all of our outstanding debt securities.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation or tax authority audit process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction. Commencing in fiscal 2014, we have recorded valuation allowances against our U.S. deferred tax assets as non-cash charges to income tax expense. Additionally, commencing in fiscal 2015, for certain of our foreign operations, we recorded valuation allowances against our deferred tax assets as non-cash charges to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in these jurisdictions unless sufficient future taxable income is generated in such jurisdictions to support the realization of the deferred tax assets. Although we may be able to utilize some of these deferred tax assets in the future if we have income of the appropriate character prior to their expiration, there is no assurance that we will be able to do so.

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

Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel. In addition, if we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected. See also the risk factor above entitled, “We will be subject to business uncertainties during the pendency of the Revlon Merger that could materially and adversely affect our business.”

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

We are continually looking for opportunities to secure essential business services in a more cost-effective manner, without impacting the quality of the service rendered. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. These include certain information systems functions such as information technology operations, certain human resource functions such as payroll processing and employee benefit plan administration, and our international logistics management. We believe that we conduct appropriate due diligence before entering into agreements with the outsourcing entity, and we use service level agreements and operating metrics to monitor and assess performance. The failure of one or more entities to properly provide the expected services without disruption, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition. In addition, substantially all of our data center operations are located in a facility in Raleigh, North Carolina, and any loss of or damage to the facility could have a material adverse effect on our business, results of operations, prospects, financial condition or cash flows.

The trading price of our equity and debt securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance, as well as other factors.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in our best interests and those of our shareholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections. Accordingly, from time to time we may provide guidance as to a number of assumptions, including our expectations with respect to net sales and earnings per share for future periods. We assume no responsibility to update any of our forward-looking statements.

In all of our public statements when we make, or update, a forward-looking statement about our net sales and/or earnings expectations or expectations regarding restructuring, cost-savings or other initiatives, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect. Such a list is included, among other places, in our earnings press releases and in our periodic filings with the Securities and Exchange Commission (e.g., in our reports on Form 10-K and Form 10-Q). These and other factors may make it difficult for us and for outside observers, such as research analysts, to predict what our earnings will be in any given fiscal quarter or year.

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

United States. Our corporate headquarters are located in Pembroke Pines, Florida, where we lease approximately 19,000 square feet of general office space under a lease that expires in September 2022. Our U.S. fulfillment operations are conducted in our Roanoke, Virginia distribution facility that consists of approximately 400,000 square feet and is leased through September 2023. We also lease approximately 482,000 square feet in a warehouse facility in Salem, Virginia that is leased through March 2019 and is used primarily as a returns processing facility and to house promotional inventory. From time to time, we also lease additional temporary warehouse facilities to handle inventory overflow. We lease approximately 50,000 square feet of general office space, which will be reduced to approximately 40,000 square feet after December 2016, for our supply chain, information systems and finance operations in Stamford, Connecticut under a lease that expires October 2021. We lease approximately 50,000 square feet of general office space, which will be reduced to approximately 36,000 square feet after October 2017, primarily for our marketing operations in New York City under a lease that expires in December 2027, and we have an additional lease at that location for approximately 10,000 square feet that is used for an Elizabeth Arden Red Door Spa and retail store that expires in April 2023. We also lease small offices in Bentonville, Arkansas and Minneapolis, Minnesota, and retail outlet store locations of approximately 1,000 to 2,000 square feet that are located in Florida, New York, Texas, Virginia, Nevada, Pennsylvania and Massachusetts.

International. Our international operations are headquartered in offices in Geneva, Switzerland that are leased through 2017. We also lease offices in Australia, Canada, China, Denmark, France, Germany, New Zealand, Russia, Singapore, South Africa, South Korea, Spain, Taiwan, and the United Kingdom.

We believe that additional or alternative office, warehouse and retail space suitable for our needs is reasonably available in the markets in which we operate.

ITEM 3.	LEGAL PROCEEDINGS

Litigation Related to the Revlon Merger

In connection with the Revlon Merger, five putative shareholder class action lawsuits have been filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida:

(1)	Parker v. Elizabeth Arden, Inc. et al., Case No. CACE-16-011781, filed on June 24, 2016, and amended on July 26, 2016 (the “Parker Complaint”);

(2)	Christiansen v. Rhône Capital L.L.C. et al., Case No. CACE-16-011746, filed on June 29, 2016 and amended on July 14, 2016 (the “Christiansen Complaint”);

(3)	Ross v. Elizabeth Arden, Inc., et al, Case No, CACE-16-013220, filed on July 19, 2016 (the “Ross Complaint”);

(4)	Hutson v. Elizabeth Arden, Inc., et al., Case No. CACE-16-013566, filed on July 25, 2016 (the “Hutson Complaint”); and

(5)	Stein v. Rhône Capital L.L.C. et al, Case No. CACE-16-013580, filed on July 25, 2016 (the “Stein Complaint”), referred to collectively as the “Complaints.”

The Christiansen claim is also a derivative lawsuit.

All of the Complaints name the members of our board of directors, Revlon, Inc., Revlon Consumer Products Corporation and RR Transaction Corp. as defendants. The Parker, Ross and Hutson Complaints name Elizabeth Arden, Inc. as a defendant. The Christiansen, Stein and Parker Complaints also name Rhône Capital L.L.C., Nightingale Onshore Holdings, L.P. and Nightingale Offshore Holdings, L.P., as defendants.

The Complaints allege that (i) the members of our board of directors breached their fiduciary duties to our shareholders with respect to the Revlon Merger, by, among other things, approving the Revlon Merger pursuant to an unfair process and at an inadequate and unfair price, and (ii) Revlon, RCPC, and Revlon Sub aided and abetted the breaches of fiduciary duty by the members of the board. The Christiansen and Stein Complaints also allege that Rhône Capital L.L.C., Nightingale Onshore Holdings, L.P. and Nightingale Offshore Holdings, L.P. breached alleged fiduciary duties owed by such entities to the holders of our common stock and to us. The plaintiffs in these lawsuits generally seek, among other things, injunctive relief prohibiting consummation of the Revlon Merger, compensatory damages and rescissory damages in the event the Revlon Merger is consummated, an order to disclose all material information to the shareholders in advance of a shareholder vote and an award of attorneys’ fees and expenses.

We intend to vigorously defend these claims. Litigation costs associated with these matters may be significant and additional lawsuits arising out of or relating to the Revlon Merger may be filed in the future.

IRS Audit for Fiscal 2010 through Fiscal 2012

The Internal Revenue Service (“IRS”) began an examination of our U.S. federal tax returns for the years ended June 30, 2010 (“Fiscal 2010”), June 30, 2011 (“Fiscal 2011”), and June 30, 2012 (“Fiscal 2012”) during fiscal year 2014 and, in March 2016, issued an IRS letter 950-Z, known as a 30-day Letter, for Fiscal 2010, Fiscal 2011 and Fiscal 2012 relating to transfer pricing matters. In the 30-day Letter, the IRS proposed increases to our U.S. taxable income for Fiscal 2010, Fiscal 2011 and Fiscal 2012 in an amount totaling approximately $99 million. Although we have recorded valuation allowances of approximately $156 million against our U.S. deferred tax assets through June 30, 2016, the resolution of the 30-day Letter could be material to our deferred tax assets and potentially to our consolidated statements of operations in the period in which it is resolved, unless resolved favorably to us. We disagree with the proposed adjustments and intend to vigorously contest them and pursue our available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, we believe the ultimate outcome of any protest, appeals or judicial process will not have a material adverse effect on our financial condition, business or prospects. In addition, if the examination is not resolved favorably, we have approximately $315 million of U.S. federal operating loss carryforwards through June 30, 2016, which would be available to offset any cash flow impact. See Note 14 to the Notes to Consolidated Financial Statements.

General

We are also a party to a number of legal actions, proceedings, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any other action, proceeding or claim contains an element of uncertainty and it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such actions, proceedings, claims and disputes, based on current facts and circumstances, our management believes that the outcome of such other actions, proceedings, claims and disputes will not have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock, $.01 par value per share, has been traded on the NASDAQ Global Select Market under the symbol “RDEN” since January 25, 2001. The following table sets forth the high and low sales prices for our common stock, as reported by NASDAQ for each of our fiscal quarters from July 1, 2014 through June 30, 2016.

Quarter Ended	High	Low
6/30/16	$13.97	$7.30
3/31/16	$9.91	$5.02
12/31/15	$13.49	$9.17
9/30/15	$14.31	$9.10
6/30/15	$16.19	$13.20
3/31/15	$21.55	$14.48
12/31/14	$21.67	$14.50
9/30/14	$21.82	$14.65

Holders. As of August 11, 2016, there were 295 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends. We have not declared any cash dividends on our common stock since we became a beauty products company in 1995, and we currently have no plans to declare dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Our revolving credit facility, our second lien credit agreement and the indenture relating to our 7 3/8% senior notes due 2021 restrict our ability to pay cash dividends based upon our ability to satisfy certain financial covenants, including having a certain amount of borrowing capacity and satisfying a fixed charge coverage ratio after the payment of the dividends. In addition, no cash dividend may be declared or paid on our common stock or other classes of stock over which our preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock, and the preferred stock is entitled to participate in dividends declared or paid on the common stock for which warrants issued to the Purchasers are exercisable. See Notes 9, 10 and 13 to the Notes to Consolidated Financial Statements.

Performance Graph. The following performance graph data and table compare the cumulative total shareholder returns, including the reinvestment of dividends, on our common stock with the Russell 2000 Index and a market-weighted index of publicly traded peer companies for the five fiscal years from July 1, 2011 through June 30, 2016.

The publicly-traded companies in our peer group are Coty, Inc., The Estee Lauder Companies Inc., Inter Parfums, Inc., Revlon, Inc., and Shiseido Company Limited. We believe that our peer group is an appropriate representation of beauty companies with similar channels of distribution and/or products as our company. The graph and table assume that $100 was invested on June 30, 2011 in each of the Russell 2000 Index, the peer group, and our common stock, and that all dividends were reinvested.

	For the Fiscal Year Ended June 30,
	2012	2013	2014	2015	2016
Elizabeth Arden, Inc.	$133.69	$155.15	$73.79	$49.12	$47.40
Russell 2000	$97.92	$121.63	$150.38	$160.13	$149.35
Peer Group	$96.26	$113.69	$132.64	$164.11	$171.83

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Year Ended June 30,
(Amounts in thousands, except per share data)	2016		2015		2014		2013		2012
Selected Statement of Operations Data
Net sales	$966,733		$971,098	(4)	$1,164,304	(8)	$1,344,523		$1,238,273
Gross profit	429,665	(1)	348,652	(4)(5)	469,656	(8)(9)	628,793	(12)	609,031
(Loss) income from operations	(40,931	)(1)	(189,125	)(4)(5)	(64,539	)(8)(9)	71,960	(12)	95,271	(14)
Debt extinguishment charges	—		239		—		—		—
Net (loss) income attributable to Elizabeth Arden shareholders	(71,785	)(2)	(223,993	)(6)	(145,728	)(10)	40,711		57,419
Less: Accretion and dividends on preferred stock	2,586		22,333		—		—		—
Net (loss) income attributable to Elizabeth Arden common shareholders	(74,371)		(246,326)		(145,728)		40,711		57,419

Selected Per Share Data

(Loss) earnings per common share
Basic	$(2.49	)(3)	$(8.26	)(7)	$(4.90	)(11)	$1.37	(13)	$1.97	(15)
Diluted	$(2.49	)(3)	$(8.26	)(7)	$(4.90	)(11)	$1.33	(13)	$1.91	(15)
Weighted average number of common shares
Basic	29,884		29,804		29,720		29,672		29,115
Diluted	29,884		29,804		29,720		30,539		30,111

Other Data
EBITDA(16)	$1,767		$(140,881)		$(12,405)		$117,929		$129,325
Net cash (used in) provided by operating activities	(33,750)		54,027		(38,045)		62,091		58,524
Net cash used in investing activities	(22,398)		(30,079)		(51,082)		(48,591)		(153,224)
Net cash provided by (used in) financing activities	56,431		(30,975)		83,637		(9,214)		96,760

	Year Ended June 30,
	2016		2015		2014		2013		2012
Selected Balance Sheet Data
Cash	$45,049		$46,085		$56,308		$61,674		$59,080
Inventories	241,409		240,740		338,826		310,934		291,987
Working capital	158,737		207,923		333,727		364,320		345,818
Total assets	799,539		813,224		1,061,653		1,103,732		1,066,754
Short-term debt	67,000		8,300		80,418		88,000		89,200
Long-term debt, including current period	354,785		355,634		356,432		250,000		250,000
Redeemable noncontrolling interest	2,345		4,222		5,553		—		—
Total shareholders’ equity	59,876		132,490		370,989		515,282		481,727

(1)	For the year ended June 30, 2016, gross profit includes $6.5 million of inventory costs under our 2016 Business Transformation Program, primarily related to the closing of our Brazilian affiliate, as well changes in certain distribution and customer arrangements.

In addition to the items above, loss from operations for the year ended June 30, 2016, includes:

•	$14.9 million in expenses under the 2016 Business Transformation Program, primarily comprised of severance and other employee-related expenses and related transition costs;

•	$0.5 million for the acceleration of depreciation expense for leasehold improvements related to leased space vacated under the 2016 Business Transformation Program; and

•	$2.0 million for costs incurred related to the pending Revlon Merger. See Notes 3 and 4 to the Notes to Consolidated Financial Statements.

(2)	For the year ended June 30, 2016, net loss includes items discussed above in Note 1, as well as valuation allowances recorded as non-cash charges to income tax expense, comprised of $14.6 million recorded against our U.S. deferred tax assets and $3.9 million against deferred taxes in certain foreign operations. See Note 14 to the Notes to Consolidated Financial Statements.
(3)	For the year ended June 30, 2016, costs and expenses related to the 2016 Business Transformation Program and pending Revlon Merger, and the valuation allowance against our U.S. and foreign deferred tax assets increased both basic and fully diluted loss per share by $1.24.

(4)	For the year ended June 30, 2015, net sales includes $28.2 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements.
(5)	In addition to the returns and markdowns described above in Note 4, gross profit and loss from operations for the year ended June 30, 2015, includes $53.2 million of inventory write-downs under our 2014 Performance Improvement Plan primarily due to changes in pricing and distribution strategies for certain fragrance products, and the discontinuation of certain products.

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

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(6)	For the year ended June 30, 2015, net loss includes items discussed above in Notes 4 and 5, as well as valuation allowances recorded as non-cash charges to income tax expense, comprised of $51.9 million recorded against our U.S. deferred tax assets and $6.9 million against deferred taxes in certain foreign operations. See Note 14 to the Notes to Consolidated Financial Statements.
(7)	For the year ended June 30, 2015, costs and expenses related to the 2014 Performance Improvement Plan, asset impairments and other costs, debt extinguishment costs, the valuation allowances against our U.S, and foreign deferred tax assets, and the accretion for the change in redemption value related to the issuance of preferred stock, increased both basic and fully diluted loss per share by $5.68.
(8)	For the year ended June 30, 2014, net sales includes $9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of certain unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(9)	In addition to the returns and markdowns described above in Note 8, gross profit and loss from operations include the following:

•	$14.0 million of non-recurring product changeover costs related to the repositioning of the Elizabeth Arden brand;

•

$30.2 million of inventory write-downs under our 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of certain fragrance license agreements and discontinuation of certain products; and

•	$1.8 million of transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013 (the “Fall 2013 Staff Reduction”).

In addition to the items above, loss from operations for the year ended June 30, 2014, includes:

•

$16.2 million in expenses under our 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of certain fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets for fiscal years 2014 and 2015 would be met;

•	$2.8 million of severance and other employee-related expenses and $1.4 million of related transition expenses incurred with respect to the Fall 2013 Staff Reduction; and

•	$1.1 million of non-recurring product changeover expenses related to the repositioning of the Elizabeth Arden brand.

(10)	For the year ended June 30, 2014, net loss includes the items discussed above in Notes 8 and 9, as well as a valuation allowance of $89.5 million against our U.S. deferred tax assets recorded as a non-cash charge to income tax expense. See Note 14 to the Notes to Consolidated Financial Statements.
(11)	For the year ended June 30, 2014, costs and expenses related to the 2014 Performance Improvement Plan, product changeover costs and expenses, other non-recurring expenses and the valuation allowance against our U.S. deferred tax assets increased both basic and fully diluted loss per share by $4.35.
(12)	For the year ended June 30, 2013, gross profit and income from operations includes the following:

•

$13.8 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisition of licenses and certain other assets from those companies (the “2012 acquisitions”) and other transition costs; and

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

(13)	For the year ended June 30, 2013, acquisition-related costs and expenses, product changeover costs and expenses, product discontinuation charges and other non-recurring expenses reduced basic and fully diluted earnings per share by $0.83 and $0.81, respectively.
(14)	For the year ended June 30, 2012, gross profit and income from operations includes:

•	$4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions; and

•	$0.4 million for product discontinuation charges.

In addition to the above items, income from operations for the year ended June 30, 2012, also includes:

•	$1.4 million in license termination costs; and

•	$0.8 million in transaction costs associated with the 2012 acquisitions.

(15)	For the year ended June 30, 2012, inventory-related costs, product discontinuation charges, license termination costs and transaction costs for the 2012 acquisitions reduced both basic and fully diluted earnings per share by $0.17 and $0.16, respectively.
(16)	EBITDA is defined as net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss attributable to Elizabeth Arden common shareholders less the benefit from or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense, plus net income (or net loss) attributable to noncontrolling interest, plus accretion and dividends on preferred stock. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) attributable to Elizabeth Arden common shareholders (as determined in accordance with U.S. generally accepted accounting principles) as a measure of our operating performance, or to net cash provided by operating, investing or financing activities (as determined in accordance with U.S. generally accepted accounting principles) or as a measure of our ability to meet cash needs. We believe that EBITDA is a measure commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance and debt servicing ability because it assists in comparing performance on a consistent basis without regard to capital structure (particularly when acquisitions are involved), depreciation and amortization, preferred stock accretion or dividends or non-operating factors such as historical cost. Accordingly, as a result of our capital structure, we believe EBITDA is a relevant measure. This information has been disclosed here to permit a more complete comparative analysis of our operating performance relative to other companies and of our debt servicing ability. EBITDA may not, however, be comparable in all instances to other similar types of measures and other companies may define EBITDA differently.

In addition, EBITDA has limitations as an analytical tool, including the fact that:

•	it does not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt or dividends or redemption value of our preferred stock;

•	it does not reflect any cash income taxes that we may be required to pay; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

The following is a reconciliation of net (loss) income attributable to Elizabeth Arden common shareholders, as determined in accordance with U.S. generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2016	2015		2014		2013		2012
Net (loss) income attributable to Elizabeth Arden common shareholders	$(74,371)	$(246,326)		$(145,728)		$40,711		$57,419
Plus:
Provision for income taxes	2,670	6,297		56,832		6,940		16,093
Interest expense, net	29,905	29,626		25,825		24,309		21,759
Depreciation related to cost of goods sold	5,796	7,710		7,742		6,386		5,257
Depreciation and amortization	36,902	40,773		44,392		39,583		28,797
Net loss applicable to noncontrolling interest (See Note 12 to the Notes to Consolidated Financial Statements)	(1,721)	(1,294)		(1,468)		—		—
Accretion and dividends on preferred stock (See Note 13 to the Notes to Consolidated Financial Statements)	2,586	22,333		—		—		—

EBITDA	$1,767 (a)	$(140,881	)(b)	$(12,405	)(c)	$117,929	(d)	$129,325	(e)

(a)	For the year ended June 30, 2016, EBITDA includes:

•

$6.5 million of inventory costs under our 2016 Business Transformation Program primarily related to the closing of our Brazilian affiliate, as well as changes in certain distribution and customer arrangements, and

•	$14.9 million of severance and other employee-related expenses and related transition costs under our 2016 Business Transformation Program.

•	$2.0 million of costs incurred related to the Revlon Merger. See Notes 3 and 4 to the Notes to Consolidated Financial Statements.

(b)	For the year ended June 30, 2015, EBITDA includes:

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

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(c)	For the year ended June 30, 2014, EBITDA includes:

•	$15.1 million of non-recurring product changeover costs and expenses related to the repositioning of the Elizabeth Arden brand;

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

(d)	For the year ended June 30, 2013, EBITDA includes:

•

$13.8 million of inventory–related costs recorded in cost of sales primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions of licenses and certain other assets from those companies and other transition costs;

•	$0.4 million in transition expenses associated with the 2012 acquisitions:

•	$23.1 million of non-recurring product changeover costs, product discontinuation charges, and expenses related to the Elizabeth Arden brand repositioning; and

•

$1.5 million of expenses related to a third party provider of freight audit and payment services that entered into bankruptcy after receiving funds from us to pay our freight invoices and breaching its obligation to remit those funds to the freight companies.

(e)	For the year ended June 30, 2012, EBITDA includes:

•	$4.5 million of inventory–related costs primarily for inventory we purchased from New Wave Fragrances LLC and Give Back Brands LLC prior to the 2012 acquisitions;

•	$0.8 million in transaction costs associated with the 2012 acquisitions;

•	$0.4 million for product discontinuation charges; and

•	$1.4 million in license termination costs.

The following is a reconciliation of net cash flow (used in) provided by operating activities, as determined in accordance with U.S. generally accepted accounting principles, to EBITDA:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014	2013	2012
Net cash (used in) provided by operating activities	$(33,750)	$54,027	$(38,045)	$62,091	$58,524
Changes in assets and liabilities, net of acquisitions	10,387	(176,751)	10,542	30,508	48,016
Interest expense, net	29,905	29,626	25,825	24,309	21,759
Amortization of senior note offering and credit facility costs	(1,709)	(1,558)	(1,499)	(1,367)	(1,247)
Amortization of senior note premium	849	798	318	—	—
Provision for income taxes	2,670	6,297	56,832	6,940	16,093
Deferred income taxes	(1,095)	(4,958)	(54,105)	1,055	(8,763)
Amortization of share-based awards	(5,490)	(5,165)	(5,783)	(5,607)	(5,057)
Asset impairments	—	(42,958)	(6,490)	—	—
Debt extinguishment charges	—	(239)	—	—	—

EBITDA	$1,767	$(140,881)	$(12,405)	$117,929	$129,325

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes which appear elsewhere in this document.

Overview

We are a global prestige beauty products company with an extensive portfolio of prestige fragrance, skin care and cosmetics brands. Our extensive product portfolio includes the following:

Elizabeth Arden Brand

* The Elizabeth Arden skin care brands: Visible Difference, Ceramide, Prevage, and Eight Hour Cream, Superstart and Elizabeth Arden Pro

* Elizabeth Arden branded lipstick, foundation and other color cosmetics products

* Elizabeth Arden fragrances: Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden Green Tea and UNTOLD

Designer Fragrances	Juicy Couture, John Varvatos, and Wildfox Couture

Heritage Fragrances	Curve, Elizabeth Taylor, Britney Spears, Christina Aguilera, Halston, Ed Hardy, Geoffrey Beene, Alfred Sung, Giorgio Beverly Hills, Lucky, PS Fine Cologne, White Shoulders, BCBGMAXAZRIA, Rocawear and Jennifer Aniston

Celebrity Fragrances	The fragrance brands of Nicki Minaj, Mariah Carey and Taylor Swift

In addition to our owned and licensed fragrance brands, we distribute approximately 260 additional prestige fragrance brands, primarily in the United States, through distribution agreements and other purchasing arrangements.

Our business strategy remains focused on two important initiatives — driving the growth of the Elizabeth Arden brand, particularly in North America and in our key international markets, and growing our fragrance portfolio with a focus on key global and regional brands. The success of these two initiatives is predicated on our ability to (i) improve our go-to-market capability and execution by enhancing our distribution quality, (ii) grow margins by simplifying and streamlining our organization to optimize costs and reduce complexity, and (iii) attract, retain and develop strong employee talent. For fiscal 2017, we will continue to focus on these initiatives and target our resources and efforts on those markets, channels and brands that we believe afford us the best opportunity for profitable growth.

In fiscal 2017, we expect to launch a high level of new product innovation for the Elizabeth Arden brand with the launch of several new products across the Elizabeth Arden skin care, color and fragrance categories and also we plan to launch several new fragrances for certain brands under our existing licenses.

As discussed further below, we also continue to focus on simplifying our organization, processes and overhead structure to reduce complexity and identify cost savings opportunities that can improve the performance of our business.

Pending Revlon Merger

On June 16, 2016, we announced that we entered into an agreement and plan of merger (which we refer to as the “Merger Agreement”) with Revlon, Inc., Revlon Consumer Products Corporation, a wholly-owned subsidiary of Revlon (which we refer to as “RCPC”, and together with Revlon, Inc., “Revlon”) and RR Transaction Corp., a Florida corporation and a wholly owned direct subsidiary of RCPC (which we refer to as the “Revlon Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain conditions as described below, the Revlon Sub will merge with and into us. As a result of the Revlon Merger, the Revlon Sub will cease to exist and we will survive as a wholly-owned subsidiary of RCPC. We refer to this pending transaction as the “Revlon Merger.”

Under the terms of the Merger Agreement, Revlon will acquire all of the outstanding shares of our common stock for $14.00 per share in cash (which we refer to as the “Merger Consideration”). At the closing of the Revlon Merger and pursuant to a Preferred Stock Repurchase and Warrant Cancellation Agreement among us, Revlon, the Revlon Sub, Nightingale Onshore Holdings, L.P. and Nightingale Offshore Holdings, L.P., Revlon will also provide funding for the redemption of our Series A Serial Preferred Stock (our “preferred stock”) for $55 million plus accrued and unpaid dividends, and all outstanding warrants for the purchase of our common stock will be canceled. In addition, Revlon has indicated that it intends to repay and retire substantially all of our outstanding debt on or after the closing of the Revlon Merger. See Notes 9, 10 and 13 to the Notes to Consolidated Financial Statements.

The consummation of the Revlon Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the adoption and approval of the Merger Agreement by the holders of a majority of our outstanding common stock and preferred stock entitled to vote thereon (voting together and voting as separate classes), (ii) the receipt of certain foreign antitrust approvals and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of a material adverse effect with respect to us, (iv) the absence of a court or regulatory authority order prohibiting the closing of the Revlon Merger, and (v) other customary closing conditions, including (x) the accuracy of the representations and warranties of the other party (subject to certain specified standards) and (y) the performance in all material respects by the other party of its obligations under the Merger Agreement. We currently expect the Revlon Merger to be completed by the end of 2016. During the fourth quarter of fiscal 2016, we recorded approximately $2.0 million in selling, general and administrative expenses for costs incurred related to the pending Revlon Merger. See Note 3 to the Notes to Consolidated Financial Statements.

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

During fiscal 2014 and 2015, we incurred a total of approximately $150.5 million of pre-tax charges under the 2014 Performance Improvement Plan. All charges associated with the 2014 Performance Improvement Plan had been recorded as of June 30, 2015.

As we continued to look for ways of improving our business and financial performance, and achieving our targeted goal of $40 to $50 million in annualized savings, during the fourth quarter of fiscal 2015, we identified certain additional restructuring and cost savings initiatives that we implemented during fiscal 2016, with some remaining pre-tax charges to be incurred in fiscal 2017. We collectively refer to these initiatives as our “2016 Business Transformation Program.” The 2016 Business Transformation Program was intended to further align our organizational structure and distribution arrangements with the current needs and demands of our business in order to improve our go-to-market capability and execution and to streamline our organization. We expect to incur approximately $25 million to $26 million in pre-tax charges under the 2016 Business Transformation Program, of which an estimated $20 million to $22 million is expected to be comprised of cash expenditures. During the fiscal year ended June 30, 2016, we incurred approximately $21.9 million, of pre-tax charges under the 2016 Business Transformation Program, and since inception we have incurred approximately $24.3 million of pre-tax charges. For further discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Notes to Consolidated Financial Statements.

We currently expect that the actions and initiatives identified and executed under the 2014 Performance Improvement Plan and the 2016 Business Transformation Program will result in approximately $51 million of annualized savings, exceeding the top end of our originally targeted range of annualized savings. If the Revlon Merger is not completed, we may pursue additional cost savings initiatives to further improve our business and financial performance. These efforts may result in additional decisions that may impact net sales, operating margins and/or earnings in future periods. The specific facts and circumstances surrounding any such future decisions will impact the timing and amount of any costs or expenses that may be incurred.

Investment by Rhône Capital L.L.C. Affiliates

On August 19, 2014, we entered into a securities purchase agreement with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (which we call the “Purchasers”), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the securities purchase agreement, for aggregate cash consideration of $50 million, we issued to the Purchasers an aggregate of 50,000 shares of our newly designated Series A Serial Preferred Stock, par value $0.01 per share, with detachable warrants to purchase up to 2,452,267 shares of the Company’s common stock at an exercise price of $20.39 per share. See “Pending Revlon Merger.”

Investments and Acquisitions

During fiscal 2013, 2014 and 2015, we have invested an aggregate of $13.7 million for a minority investment in Elizabeth Arden Salon-Holdings, Inc., an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons. The investment in Elizabeth Arden Salon-Holdings, Inc., which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2016, is included in other assets on the consolidated balance sheet. See Note 12 to the Notes to Consolidated Financial Statements.

We have an investment through a subsidiary in US Cosmeceutechs, LLC, a skin-care company that develops and sells skin care products into the professional dermatology and spa channels. Based on our investment in US Cosmeceutechs, LLC and our subsidiary’s controlling rights under the operating agreement, we have determined that US Cosmeceutechs, LLC is a variable interest entity, or VIE, of which we are the primary beneficiary, requiring our consolidation of US Cosmeceutechs, LLC financial statements in accordance with Topic 810, Consolidation. In addition, based on the terms of a put-call agreement with the other equity member of US Cosmeceutechs, LLC, we are required to classify the noncontrolling interest in USC as a “redeemable noncontrolling interest” in the mezzanine section of our consolidated balance sheet. See Note 12 to the Notes to Consolidated Financial Statements.

During fiscal 2015, through a subsidiary, we entered into a joint venture in the United Arab Emirates (the “UAE joint venture”) with an unrelated third party for the sale, promotion and distribution of our fragrance, skincare and cosmetics products primarily in Middle Eastern countries. Effective September 1, 2015, we entered into a similar joint venture for the Southeast Asia region and, effective January 1, 2016 in Hong Kong (the “Southeast Asia joint venture”) with an unrelated third party for the sale, promotion and distribution of certain of our fragrance, skincare and cosmetics products in Southeast Asia. See Note 12 to the Notes to Consolidated Financial Statements.

Based on our equity interests and controlling rights in the joint ventures, we have determined that the UAE joint venture and the Southeast Asia joint venture are each VIEs, requiring consolidation of such joint ventures’ financial statements in accordance with Topic 810, Consolidation. The respective unrelated third party’s interest in each joint venture is classified as a “noncontrolling interest” in the shareholders’ equity section of our consolidated balance sheet.

During fiscal 2016, we acquired the U.S. and international trademarks for the Giorgio of Beverly Hills fragrance brands from The Procter & Gamble Company and certain of its affiliates for $10.5 million. Prior to the acquisition of the trademarks, we manufactured and sold the Giorgio Beverly Hills fragrances under a license agreement with The Procter & Gamble Company and certain of its affiliates.

In July 2016, we acquired the global license and certain assets related to the Christina Aguilera fragrance business from Procter & Gamble International Operations SA for approximately $16 million.

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

Our most critical accounting policies and estimates are described in detail below. See Note 1 to the Notes to Consolidated Financial Statements – “General Information and Summary of Significant Accounting Policies,” for a discussion of these and other accounting policies.

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

During the quarter ended June 30, 2016, we completed our annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these trademarks, we considered the income approach. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. A hypothetical 10% decrease to the fair value of our Elizabeth Arden trademarks or a hypothetical 1% increase in the discount rate used to estimate fair value would not result in an impairment of our Elizabeth Arden trademarks. During the quarter ended June 30, 2016, we also completed our annual impairment assessment of goodwill using the guidance in Topic 350. The analysis indicated that no impairment adjustment was required. A hypothetical 10% decrease in the fair value of our North America reporting unit would not result in an impairment of our goodwill.

During the second quarter of fiscal 2015, as net sales of Justin Bieber and Nicki Minaj fragrances continued to fall significantly below expectations, we reviewed these license agreements for potential impairment. Given the significant decline in net sales under these brands during the first half of fiscal 2015, and the expectation for a continued decline of sales under these brands in future periods, we determined that these intangible assets were fully impaired. As a result, we recorded a total impairment charge of approximately $39.6 million in the second quarter of fiscal 2015 to write off the carrying values of both the Justin Bieber and Nicki Minaj licenses. See Note 8 to the Notes to Consolidated Financial Statements.

During the fourth quarter of fiscal 2014, we decided (i) not to renew the True Religion license agreement which expired on June 30, 2014, and (ii) not to renew the BCBGMAXAZRIA license agreement once it expires in January 2017. At the time of the acquisition of the licenses from New Wave Fragrances, LLC in May 2012, we assumed we would exercise the renewal options for both licenses and estimated the useful lives to be approximately six years for the True Religion license and 9.5 years for the BCBGMAXAZRIA license. The decision not to exercise the renewal options for both licenses triggered an impairment analysis for each license. As a result, we recorded an impairment charge of $5.8 million during the fourth quarter of fiscal 2014, to reduce the carrying values for both the True Religion and BCBGMAXAZRIA licenses. See Note 8 to the Notes to Consolidated Financial Statements.

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

Long-Lived Assets. We review for the impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Measurement of an impairment loss is based on the fair value of the asset group compared to its carrying value. An impairment loss is recognized to the extent the carrying amount of the asset group exceeds its estimated fair value. Because the fair value is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. The same circumstances that could affect the estimated useful life of a long-lived asset, as discussed above, could cause us to change our estimate of the fair value of that asset, which could result in additional charges to net income. We did not record any adjustments to our long-lived assets in fiscal 2016, 2015 or 2014. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales is made to prestige retailers and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. As a percentage of gross sales, our returns and markdowns were 8.6%, 9.9% and 11.1% for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. A hypothetical 5% change in the value of our allowance for sales returns and markdowns as of June 30, 2016, would result in a $1.0 million change to net income.

Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. It is reasonably likely that actual experience will differ from our estimates, which may result in an increase or decrease in the allowance for doubtful accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required, resulting in a charge to income in the period in which the determination was made. A hypothetical 5% change in the value of our allowance for doubtful accounts receivable as of June 30, 2016, would result in a $0.1 million change to net income.

Provisions for Inventory Obsolescence. We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change. If, for example, demand for our products declines, or if we decide to discontinue certain products, we may need to increase our provision for inventory obsolescence which would result in additional charges to net income. A hypothetical 5% change in the value of our provision for inventory obsolescence as of June 30, 2016, would result in a $0.9 million change to net income.

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

Share-Based Compensation. All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock unit awards is based on the closing price of our common stock on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from our historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Commencing with the fourth quarter of fiscal 2014 we have recorded non-cash charges of $156.0 million as valuation allowances with respect to our U.S. deferred tax assets, including $14.6 million recorded in fiscal 2016. Additionally, commencing in fiscal 2015, for certain of our foreign operations, we have recorded valuation allowances of $10.8 million against our deferred tax assets in such foreign operations as non-cash charges to income tax expense, including $3.9 million recorded in fiscal 2016. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. and affected foreign operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. See Note 14 to the Notes to Consolidated Financial Statements.

We recognize in our consolidated financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. While we believe that our assessments of whether our tax positions are more likely than not to be sustained are reasonable, each assessment is subjective and requires the use of significant judgments. As a result, one or more of such assessments may be challenged by the relevant tax authorities, which could result in a change to net income if such position is not sustained. See Note 14 to the Notes to Consolidated Financial Statements.

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

Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, to the extent such contracts are effective, and are recognized in net sales or cost of sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded for the years ended June 30, 2016, 2015 and 2014 relating to foreign currency contracts used to hedge forecasted revenues, forecasted cost of sales or forecasted operating costs resulting from hedge ineffectiveness.

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

The table below summarizes the effect of the pre-tax gain (loss) from our settled foreign currency contracts on the specified line items in our consolidated statements of operations for the years ended June 30, 2016, 2015 and 2014.

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Net sales	$137	$2,938	$(1,446)
Cost of sales	1,165	1,035	116
Selling, general and administrative expenses	1,094	2,455	(1,304)

Total pre-tax gain (loss)	$2,396	$6,428	$(2,634)

RESULTS OF OPERATIONS

The following table compares our historical results of operations, including as a percentage of net sales, on a consolidated basis, for the years ended June 30, 2016, 2015 and 2014 (Amounts in thousands, other than percentages. Percentages may not add due to rounding):

	Year Ended June 30,
	2016		2015		2014
Net sales	$966,733	100.0%	$971,098	100.0%	$1,164,304	100.0%
Cost of sales	531,272	55.0	614,736	63.3	686,906	59.0
Depreciation related to cost of goods sold	5,796	0.6	7,710	0.8	7,742	0.7
Gross profit	429,665	44.4	348,652	35.9	469,656	40.3
Selling, general and administrative expenses	433,694	44.8	497,004	51.2	489,803	42.0
Depreciation and amortization	36,902	3.8	40,773	4.2	44,392	3.8
Loss from operations	(40,931)	(4.2)	(189,125)	(19.5)	(64,539)	(5.5)
Interest expense	29,905	3.1	29,626	3.1	25,825	2.2
Debt extinguishment charges	—	—	239	—	—	—
Loss before income taxes	(70,836)	(7.3)	(218,990)	(22.6)	(90,364)	(7.7)
Provision for income taxes	2,670	0.3	6,297	0.6	56,832	4.9
Net loss	(73,506)	(7.6)	(225,287)	(23.2)	(147,196)	(12.6)
Net loss attributable to noncontrolling interests (1)	(1,721)	(0.2)	(1,294)	(0.1)	(1,468)	(0.1)
Net loss attributable to Elizabeth Arden shareholders	(71,785)	(7.4)	(223,993)	(23.1)	(145,728)	(12.5)
Less: Accretion and dividends on preferred stock (2)	2,586	0.3	22,333	2.3	—	—
Net loss attributable to Elizabeth Arden common shareholders	(74,371)	(7.7)	(246,326)	(25.4)	(145,728)	(12.5)

(1)	See Note 12 to the Notes to Consolidated Financial Statements.
(2)	See Note 13 to the Notes to Consolidated Financial Statements.

	Year Ended June 30,
	2016		2015		2014
Other data:
EBITDA and EBITDA margin (1)	$1,767	0.2%	$(140,881)	(14.5)%	$(12,405)	(1.1)%

(1)	For a definition of EBITDA and a reconciliation of net (loss) income to EBITDA, see Note 16 under Item 6 “Selected Financial Data.” EBITDA margin represents EBITDA divided by net sales.

At June 30, 2016, our operations were organized into the following two operating segments, which also comprise our reportable segments:

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

Segment net sales and profit (loss) for the years ended June 30, 2015 and 2014, exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment costs, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated loss before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, (iii) costs and expenses related to the 2014 Performance Improvement Plan and the 2016 Business Transformation Program, including returns and markdowns, and (iv) costs related to the pending Revlon Merger. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. We do not have any intersegment sales.

The following table is a comparative summary of our net sales and segment profit (loss) by operating segment for the fiscal years ended June 30, 2016, 2015 and 2014, and reflects the basis of presentation described in Note 1 – “General Information & Summary of Significant Accounting Policies” and Note 21 – “Segment Data and Related Information” to the Notes to Consolidated Financial Statements for all periods presented.

(Amounts in thousands)	Year Ended June 30,
	2016	2015	2014
Segment Net Sales:
North America	$584,921	$606,599	$731,164
International	381,812	392,726	442,604

Total	$966,733	$999,325	$1,173,768

Reconciliation:
Segment Net Sales	$966,733	$999,325	$1,173,768
Less:
Unallocated sales returns and markdowns	—	28,227 (2)	9,464 (4)

Net Sales	$966,733	$971,098	$1,164,304

Segment Profit (Loss):
North America	$69,892	$40,633	$66,126
International	(43,690)	(40,553)	(34,972)
Less:
Depreciation and Amortization	42,698	48,483	52,134
Interest expense, net	29,905	29,626	25,825
Consolidation and Elimination Adjustments	965	(64)	(1,127)
Unallocated Corporate Costs and Expenses	23,470 (1)	141,025 (3)	44,686 (5)

(Loss) income Before Income Taxes	$(70,836)	$(218,990)	$(90,364)

(1)	Amounts include $21.4 million in costs and expenses with respect to our 2016 Business Transformation Program, primarily comprised of $6.5 million of inventory costs related to the closing of our Brazilian affiliate, as well as changes in certain distribution and customer arrangements, and $14.9 million of severance and other employee-related expenses and related transition costs. In addition, fiscal 2016 amounts include approximately $2.0 million for costs incurred related to the pending Revlon Merger.
(2)	Amounts represent $28.2 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes to (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements.
(3)	In addition to the returns and markdowns described above in Note 2, amounts for the year ended June 30, 2015, include:

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

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to our credit facility.

(4)	Amounts represent $9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of certain unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(5)	In addition to the returns and markdowns described above in Note 4, amounts for the year ended June 30, 2014, include:

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

•

$6.0 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013 (the Fall 2013 Staff Reduction); and

•

a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met.

The following is additional net sales information relating to the following product categories: the Elizabeth Arden Brand (skin care, cosmetics and fragrances) and Designer, Heritage, Celebrity and Other Fragrances.

(Amounts in thousands)	Year Ended June 30,
	2016	2015	2014
Net Sales:
Elizabeth Arden Brand	$394,909	$376,925	$428,565
Designer, Heritage, Celebrity and Other Fragrances	571,824	594,173	735,739

Total	$966,733	$971,098	$1,164,304

Year Ended June 30, 2016 Compared to Year Ended June 30, 2015

Net Sales. Net sales decreased by 0.4%, or $4.4 million, for the year ended June 30, 2016, compared to the year ended June 30, 2015. Excluding the unfavorable impact of foreign currency, net sales increased by 3.2%, or $30.9 million. Net sales for the year ended June 30, 2015, reflect $28.2 million of returns and markdowns recorded under our 2014 Performance Improvement Plan primarily due to changes to our distribution strategy in China and to other customer and distribution arrangements. These returns and markdowns were not allocated to our segments. Pricing changes had an immaterial effect on net sales. The following is a discussion of net sales by segments and product categories.

Segment Net Sales:

North America

Net sales decreased by 3.6%, or $21.7 million, for the year ended June 30, 2016, compared to the year ended June 30, 2015. Excluding the unfavorable impact of foreign currency, net sales decreased by 2.7%, or $16.4 million. Net sales of licensed and non-Elizabeth Arden branded, owned products decreased by $10.7 million primarily due to (i) the lack of sales of Usher and True Religion fragrances due to the expiration of those licenses in the prior year, and (ii) lower sales of Ed Hardy, Britney Spears, Justin Bieber and Nicki Minaj fragrance, partially offset by higher net sales of Curve, Juicy Couture and Elizabeth Taylor fragrances. Net sales of Elizabeth Arden branded products decreased by $1.5 million due to lower sales of fragrances products, partially offset by higher sales of color cosmetic products. Net sales of distributed brands were $9.5 million lower than the prior year period, primarily due to lower sales of One Direction fragrances.

International

Net sales for the year ended June 30, 2016, decreased by 2.8%, or $10.9 million, compared to the year ended June 30, 2015. Excluding the unfavorable impact of foreign currency, net sales increased by 4.9%, or $19.1 million. Net sales of licensed and non-Elizabeth Arden-branded, owned products decreased by $13.0 million from the prior year period, primarily due to lower sales of Britney Spears, Justin Bieber, Nicki Minaj and Mariah Carey fragrances, partially offset by higher net sales of John Varvatos, Juicy Couture and Elizabeth Taylor fragrances. Net sales of Elizabeth Arden branded products increased by $2.6 million as higher sales of fragrance products were partially offset by lower sales of skin care and color cosmetic products. Net sales in the Latin America, Asia Pacific, Europe and South Africa regions decreased by an aggregate of $18.4 million, and were partially offset by higher sales in the Middle East and Greater China.

Product Category Net Sales:

Elizabeth Arden Brand

Net sales of Elizabeth Arden branded products for the year ended June 30, 2016, increased by 4.8%, or $18.0 million, compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales increased by 10.7%, or $40.2 million. Net sales for the year ended June 30, 2015, reflect $16.8 million of unallocated returns and markdowns for Elizabeth Arden branded products recorded as a result of our 2014 Performance Improvement Plan. Net sales of fragrance products increased by 7.4%, or $10.6 million, and net sales of skin care products increased 4.5%, or $8.2 million higher in part due to the launch of SUPERSTART Skin Renewal and higher sales of Ceramides, partially offset by lower sales of Prevage. Net sales of color cosmetic products decreased by 1.4%, or $0.7 million.

Designer, Heritage, Celebrity and Other Fragrances

Net sales for the year ended June 30, 2016, decreased by 3.8%, or $22.3 million, compared to the prior year period. Excluding the unfavorable impact of foreign currency, net sales decreased by 1.6% or $9.3 million. Net sales for the year ended June 30, 2015, reflect $11.4 million of unallocated returns and markdowns for licensed and distributed brands recorded as a result of our 2014 Performance Improvement Plan. The decrease in net sales was primarily due to (i) lower sales of Britney Spears, Ed Hardy, Nicki Minaj and Justin Bieber fragrances, and (ii) the lack of sales of Usher and True Religion fragrances due to the expiration of those licenses in the prior year, partially offset by higher net sales of John Varvatos, Curve, Juicy Couture, Taylor Swift and Elizabeth Taylor fragrances. Net sales of distributed brands were $7.9 million lower than the prior year period, primarily due to lower sales of One Direction fragrances.

Gross Margin. For the years ended June 30, 2016 and 2015, gross margins were 44.4% and 35.9%, respectively. Gross margin in the current year period was negatively impacted by $6.5 million, or 70 basis points, of inventory costs related to the closing of our Brazilian affiliate, as well as changes in certain distribution and customer arrangements. Gross margin in the prior year period was negatively impacted by $79.4 million, or 710 basis points, of returns, markdowns and inventory write-downs under our 2014 Performance Improvement Plan. The improvement in gross margin was also due to a higher proportion of sales of higher margin products in the current year as compared to our strategic decision in the prior year period to reduce levels of certain inventories at reduced margins.

SG&A. Selling, general and administrative expenses decreased by 12.7%, or $63.3 million, for the year ended June 30, 2016, compared to the year ended June 30, 2015. The decrease was primarily due to lower general and administrative expenses totaling $54.2 million, as the prior year period included the asset impairment charges discussed below. In addition, marketing and sales expenses for the year ended June 30, 2016, decreased by $9.1 million, compared to the year ended June 30, 2015.

During the year ended June 30, 2015, we recorded $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. In addition, for the year ended June 30, 2015, general and administrative expenses included (i) $13.2 million in expenses under the 2014 Performance Improvement Plan, and (ii) $2.4 million in expenses with respect to our 2016 Business Transformation Program. General and administrative expenses for the year ended June 30, 2016, included $14.9 million in expenses under our 2016 Business Transformation Program for severance and other employee-related expenses and related transition costs and $2.0 million for costs incurred related to the pending Revlon Merger.

In addition to the items discussed above, the decrease in general and administrative expenses for the year ended June 30, 2016, was also due to lower payroll and employee related expenses of $4.8 million and the impact of foreign currency translation of our affiliates’ balance sheets as the current year included losses of $3.9 million, compared to losses of $6.7 million in the prior year period.

The decrease of $9.1 million in marketing and sales expenses for the year ended June 30, 2016, was primarily due to $6.9 million of lower marketing and sales overhead expenses in part due to the overall simplification of our sales and marketing organizations under the 2014 Performance Improvement Plan, and $4.0 million of lower royalty expense primarily due to lower net sales of certain licensed products in the current year period, partially offset by $1.7 million in higher marketing and direct selling expenses (excluding royalties).

Segment Profit

North America

Segment profit increased by 72.0% or $29.3 million, as compared to the prior year. The increase in segment profit was due to the higher gross profit and lower segment selling, general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by 9.5%, or $3.9 million, for the year ended June 30, 2016, compared to the year ended June 30, 2015. The decrease in depreciation and amortization expense for the current year period was primarily due to lower amortization expense for brand licenses, trademarks and intangibles as a result of the asset impairments recorded during the second quarter of fiscal 2015 for certain fragrance licenses. See Note 8 to the Notes to Consolidated Financial Statements.

Interest Expense. Interest expense, net of interest income, increased 0.9%, or $0.3 million, for the year ended June 30, 2016, compared to the year ended June 30, 2015 as borrowings under our second lien credit agreement and higher interest rates were mostly offset by lower average borrowings under our revolving credit facility.

Provision for Income Taxes. The pre-tax (loss) from our domestic and international operations consisted of the following for the years ended June 30, 2016 and 2015:

(Amounts in thousands)	Year Ended
	June 30, 2016	June 30, 2015
Domestic pre-tax loss	$(56,362)	$(183,351)
Foreign pre-tax loss	(14,474)	(35,639)

Total loss before income taxes	$(70,836)	$(218,990)

Effective tax rate	(3.8)%	(2.9)%

Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we could not recognize a tax benefit on our U.S. pre-tax loss for either of the years ended June 30, 2016 or 2015, and have instead recorded valuation allowances of $14.6 million and $51.9 million, respectively, for these periods. Additionally, commencing in the second quarter of fiscal 2015, we began recording valuation allowances against our deferred tax assets in certain of our foreign operations as non-cash charges to income tax expense. For the years ended June 30, 2016 and 2015, we recorded valuation allowances of $3.9 million and $6.9 million, respectively, against our deferred tax assets in such foreign operations. See Note 14 to the Notes to Consolidated Financial Statements.

The valuation allowances for our net deferred tax assets will not impact our cash flow for a number of years; however, they did have a direct negative impact on net income and shareholders’ equity for the years ended June 30, 2016 and 2015. In addition, they will result in our inability to record tax benefits on future losses in these jurisdictions unless sufficient future taxable income is generated in such jurisdictions to support the realization of the deferred tax assets. Recording the valuation allowances does not restrict our ability to utilize net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in the applicable jurisdictions in periods prior to the expiration of such net operating losses. A return to sustained profitability in these jurisdictions is an example of objective positive evidence that could result in a potential reversal of all or a portion of the valuation allowances in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowances in the future. See Note 14 to the Notes to Consolidated Financial Statements.

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

Net Loss Attributable to Elizabeth Arden Common Shareholders. Net loss attributable to Elizabeth Arden common shareholders for the year ended June 30, 2016, was $74.4 million, compared to $246.3 million for the year ended June 30, 2015. The improvement in results compared to the prior year was primarily due to the higher gross profit, as well as the lower selling, general and administrative expenses in the current year period, primarily as a result of the asset impairment charges recorded in the prior year period. The prior year amount also includes accretion of $20.1 million for the change in redemption value of preferred stock that we issued in August 2014. We decided to recognize the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. See Note 13 to the Notes to Consolidated Financial Statements.

EBITDA. EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss attributable to Elizabeth Arden common shareholders less the benefit from or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense, plus net income (or net loss) attributable to noncontrolling interest, plus accretion and dividends on preferred stock) of $1.8 million for the year ended June 30, 2016, represents an improvement of $142.7 million, compared to the prior year amount of $(140.9) million primarily due to lower selling, general and administrative expenses. EBITDA for the year ended June 30, 2016 includes:

•

$6.5 million of inventory costs under our 2016 Business Transformation Program primarily related to the closing of our Brazilian affiliate, as well as changes in certain distribution and customer arrangements;

•	$14.9 million primarily consisting of severance and other employee-related expenses and related transition costs under our 2016 Business Transformation Program; and

•	$2.0 million for costs incurred related to the pending Revlon Merger.

EBITDA for the year ended June 30, 2015 included:

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

During the year ended June 30, 2015, we recorded $43.8 million in asset impairment charges primarily related to the write off of the Justin Bieber and Nicki Minaj licenses and other costs. In addition, for the year ended June 30, 2015, general and administrative expenses included (i) $13.2 million in expenses under the 2014 Performance Improvement Plan, and (ii) $2.4 million in expenses with respect to our 2016 Business Transformation Program. General and administrative expenses for the year ended June 30, 2015, were also impacted by higher incentive compensation expense of $5.9 million, and the impact of foreign currency translation on our affiliates’ balance sheets as the current period included losses of $6.7 million, compared to losses of $0.8 million in the prior year period. Partially offsetting these increases were lower payroll and related costs of $4.7 million in the current year.

General and administrative expenses for the year ended June 30, 2014, included (i) $16.2 million in expenses under our 2014 Performance Improvement Plan, (ii) $4.2 million of severance and other employee-related expenses and related transition costs incurred with respect to the elimination of certain sales positions and other staff positions announced in the fall of 2013, and (iii) $1.1 million of product changeover expenses related to the Elizabeth Arden brand repositioning, partially offset by (iv) a credit of $17.2 million for the complete reversal of the remaining balance of the contingent liability for potential payments to Give Back Brands, LLC based on our determination during the second quarter of fiscal 2014 that it was not probable that the performance targets related to the Justin Bieber and Nicki Minaj licenses for fiscal years 2014 and 2015 would be met.

The decrease in marketing and sales expenses during the year ended June 30, 2015 was primarily due to (i) $33.4 million in lower media, advertising and sales promotion spend reflecting a spend rate as a percentage of sales consistent with the spend rate in the prior year period, (ii) $13.1 million of lower marketing and sales overhead expenses in part due to the elimination of certain sales and marketing positions, and (iii) $7.5 million of lower royalty expense primarily due to lower net sales of licensed products in the current year.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by 8.2% or $3.6 million, for the year ended June 30, 2015, compared to the year ended June 30, 2014, due to lower amortization expense for brand licenses, trademarks and intangibles as a result of the asset impairments recorded during the fourth quarter of fiscal 2014 and second quarter of fiscal 2015 for certain fragrance licenses. See Note 8 to the Notes to Consolidated Financial Statements.

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

Commencing with the fourth quarter of 2014, we have recorded valuation allowances against our U.S. deferred tax assets as a non-cash charge to income tax expense. The valuation allowances for our net deferred tax assets have resulted in our inability to record tax benefits on future losses in our U.S. operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. As a result, we cannot recognize a tax benefit on our U.S. pre-tax loss for the year ended June 30, 2015, and have instead recorded a valuation allowance of $51.9 million for the period. For the year ended June 30, 2014, we recorded a valuation allowance of $89.5 million against our U.S. deferred tax assets as a non-cash charge to income tax expense. Additionally, commencing in fiscal 2015, for certain of our foreign operations, we recorded valuation allowances of $6.9 million against our deferred tax assets in such foreign operations as non-cash charges to income tax expense. See Note 14 to the Notes to Consolidated Financial Statements.

The valuation allowance for our net deferred tax assets will not impact our cash flow for a number of years; however, it did have a direct negative impact on net income and shareholders’ equity for the fiscal years ending June 30, 2015 and 2014. In addition, it will result in our inability to record tax benefits on future losses in these jurisdictions unless sufficient future taxable income is generated in such jurisdictions to support the realization of the deferred tax assets. Recording the valuation allowances does not restrict our ability to utilize net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in the applicable jurisdictions in periods prior to the expiration of such net operating losses. A return to sustained profitability in these jurisdictions is an example of objective positive evidence, which could result in a potential reversal of all or a portion of the valuation allowance in future periods. However, there is no assurance that we will be able to reverse all or a portion of the valuation allowances in the future. See Note 14 to the Notes to Consolidated Financial Statements.

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

Net Loss Attributable to Elizabeth Arden Common Shareholders. Net loss attributable to Elizabeth Arden common shareholders for the year ended June 30, 2015, was $246.3 million compared to $145.8 million for the year ended June 30, 2014. The decrease in results compared to the prior year was due to the lower net sales and gross profit and higher selling, general and administrative expenses, due primarily to the write off of the Justin Bieber and Nicki Minaj licenses and inventory impairment and other charges under our 2014 Performance Plan, partially offset by lower valuation allowances recorded in the current year as part of our tax provision as compared to the prior year. The current year amount also includes accretion of $20.1 million for the change in redemption value and dividends of $2.2 million related to our issuance of preferred stock in August 2014. We decided to recognize the accretion immediately and recorded the full accretion in the first quarter of fiscal 2015. See Note 13 to the Notes to Consolidated Financial Statements.

EBITDA. EBITDA (net income attributable to Elizabeth Arden common shareholders plus the provision for income taxes (or net loss attributable to Elizabeth Arden common shareholders less the benefit from income taxes or plus the provision for income taxes), plus interest expense, plus depreciation and amortization expense plus net income or (net loss) attributable to noncontrolling interest, plus accretion and dividends on preferred stock) of $(140.9) million for the year ended June 30, 2015, represents a decrease of $128.5 million compared to the prior year amount of $(12.4) million due to lower gross profit and higher selling, general and administrative expenses in the current period. EBITDA for the year ended June 30, 2015 includes:

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

•

$9.5 million of returns and markdowns under our 2014 Performance Improvement Plan related to the closing of our Puerto Rico affiliate, exiting of certain unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements;

•

$30.2 million of inventory write-downs under our 2014 Performance Improvement Plan due to the expiration, non-renewal and wind-down of certain fragrance license agreements and discontinuation of certain products;

•

$16.2 million in expenses under our 2014 Performance Improvement Plan, comprised of $9.7 million in asset impairments and related charges, primarily due to the non-renewal and expiration of certain fragrance license agreements, $6.0 million of severance and other employee-related expenses associated with the reduction in global headcount positions and $0.5 million of vendor contract termination costs;

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

Seasonality

Our operations have historically been seasonal, with higher sales generally occurring in the first half of our fiscal year as a result of increased demand by retailers in anticipation of and during the holiday season. For the year ended June 30, 2016, approximately 60% of our net sales were made during the first half of our fiscal year. Due to product innovation and new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights, and additions or expirations of license agreements, sales, results of operations, working capital requirements and cash flows can vary significantly between quarters of the same and different years. As a result, we expect to experience variability in net sales, operating margin, net income, working capital requirements and cash flows on a quarterly basis. Increased sales of skin care and cosmetic products relative to fragrances may reduce the seasonality of our business.

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

Liquidity and Capital Resources

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Net cash (used in) provided by operating activities	$(33,750)	$54,027	$(38,045)
Net cash used in investing activities	(22,398)	(30,079)	(51,082)
Net cash provided by (used in) financing activities	56,431	(30,975)	83,637
Net decrease in cash and cash equivalents	(1,036)	(10,223)	(5,366)

Operating Activities

Cash (used in) provided by our operating activities is driven by net loss adjusted for non-cash expenses and debt extinguishment charges, and changes in working capital. The following chart illustrates our net cash (used in) provided by operating activities during the years ended June 30, 2016, 2015 and 2014:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Net loss	$(73,506)	$(225,287)	$(147,196)
Net adjustments to reconcile net loss to net cash (used in) provided by operating activities	50,143	102,563	119,693
Net change in assets and liabilities, net of acquisitions (“working capital changes”)	(10,387)	176,751	(10,542)

Net cash (used in) provided by operations	$(33,750)	$54,027	$(38,045)

For the year ended June 30, 2016, net cash used in operating activities was $33.8 million, as compared to net cash provided by operating activities of $54.0 million for the year ended June 30, 2015. Net loss decreased by $151.8 million and net adjustments to reconcile net loss to cash used in operating activities decreased by $52.4 million, as compared to the prior year. Working capital changes utilized cash of $10.4 million in the current year as compared to cash provided of $176.8 million in the prior year. Working capital changes in the current period as compared to the prior year period were primarily driven by (i) a slight increase in inventory balances during the current year as compared to significant declines in inventory in the prior year period, (ii) an increase in account receivable balances compared to a decrease in the prior year period, (iii) a higher decrease in prepaid expenses and other assets in the prior year period, and (iv) higher increases in payables and accruals in the aggregate in the prior year period.

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

Investing Activities

The following chart illustrates our net cash used in investing activities during the years ended June 30, 2016, 2015 and 2014:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Additions to property and equipment	$(11,961)	$(23,870)	$(46,556)
Acquisition of businesses, intangible and other assets	(10,500)	(6,264)	(5,100)
Cash received from consolidation of variable interest entity	63	55	574

Net cash used in investing activities	$(22,398)	$(30,079)	$(51,082)

For the year ended June 30, 2016, net cash used in investing activities of $22.4 million was composed of $12.0 million of capital expenditures and $10.5 million paid to acquire the U.S. and international trademarks for the Giorgio Beverly Hills fragrances from The Procter & Gamble Company. In addition, net cash used in investing activities includes $63,000 of cash received in connection with the formation of our joint venture in Southeast Asia and the requirement to consolidate its financial statements.

For the year ended June 30, 2015, net cash used in investing activities of $30.1 million was composed of (i) $2.3 million for the acquisition of the trademark and patents for ingredients used in certain skin care products, (ii) $4.0 million paid to a minority investor who put its interest in Elizabeth Arden Salon-Holdings, Inc., an unrelated entity whose subsidiaries operate the Red Door beauty salons and spas, to us, and (iii) $23.9 million of capital expenditures principally for computer hardware and software related to the implementation of the last phase of our Oracle global enterprise system and for in-store counters and displays. In addition, net cash used in investing activities includes $55,000 of cash received in connection with the formation of our joint venture in the United Arab Emirates and the requirement to consolidate its financial statements.

For the year ended June 30, 2014, net cash used in investing activities of $51.1 million was composed of (i) $46.6 million of capital expenditures, (ii) $3.0 million associated with the purchase of an equity interest in a company that was developing a beauty device and $2.1 million associated with a minority investment in Elizabeth Arden Salon-Holdings, Inc., and (iii) $0.6 million of cash received in connection with the investment in US Cosmeceutechs, LLC and the requirement to consolidate its financial statements. The increase in capital expenditures for the year ended June 30, 2014 is primarily due to (i) expenditures incurred for in-store counters and displays related to the Elizabeth Arden brand repositioning, (ii) computer hardware and software related to the last phase our Oracle global enterprise system, (iii) leasehold improvements associated with an opening of the Elizabeth Arden Red Door spa and retail store at our New York office location, and (iv) tools and dies for fragrance launches.

We currently expect to incur approximately $17 million to $22 million in capital expenditures in the year ending June 30, 2017, primarily for in-store counters and displays, and computer hardware and software.

Financing Activities

The following chart illustrates our net cash provided by (used in) financing activities during the years ended June 30, 2016, 2015 and 2014:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Proceeds from (payments on) short-term debt	$58,700	$(72,118)	$(9,782)
Proceeds from the issuance of preferred stock and convertible warrants, net of issuance costs	—	43,993	—
Proceeds from long-term debt	—	—	106,750
Repurchase of common stock	—	—	(5,393)
Financing fees paid	(867)	(1,959)	(2,173)
Preferred stock dividend	(1,285)	(774)	—
Proceeds from the exercise of stock options	—	—	2,085
Payments to noncontrolling interests	—	—	(4,979)
Payments of contingent consideration related to acquisition	—	—	(4,914)
All other financing activities	(117)	(117)	2,043

Net cash provided by (used in) financing activities	$56,431	$(30,975)	$83,637

For the year ended June 30, 2016, net cash provided by financing activities was $56.4 million, as compared to net cash used in financing activities of $31.0 million for the year ended June 30, 2015. Net cash used in financing activities for the year ended June 30, 2015, included $44.0 million received in connection with the issuance of our preferred stock and convertible warrants, net of payments of approximately $6.0 million in issuance costs incurred as part of the transaction.

For the year ended June 30, 2016, borrowings under our credit facility and second lien credit agreement increased by $58.7 million from a balance of $8.3 million at June 30, 2015. For the year ended June 30, 2016, net cash provided by financing activities includes financing fees paid of approximately $0.9 million related to fiscal 2016 amendments of our second lien credit agreement, as well as preferred dividends paid of $1.3 million.

For the year ended June 30, 2015, borrowings under our credit facility decreased by $69.7 million from a balance of $78.0 million at June 30, 2014. During the year ended June 30, 2015, we also paid the outstanding borrowings under a credit facility agreement between a foreign subsidiary and HSBC Bank plc, representing a decrease of $2.4 million from the June 30, 2014 balance. For the year ended June 30, 2015, net cash provided by financing activities also includes financing fees paid of approximately $1.9 million related to the December 2014 amendment of our credit facility and $0.8 million in preferred stock dividends paid.

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

Interest paid during the year ended June 30, 2016, included $25.8 million of interest payments on the 7 3/8% senior notes and $3.8 million of interest paid on the borrowings under our credit facility and second lien credit agreement. Interest paid during the year ended June 30, 2015, included $25.8 million of interest payments on the 7 3/8% senior notes and $3.7 million of interest paid on the borrowings under our credit facility. Interest paid during the year ended June 30, 2014, included $19.4 million of interest payments on the 7 3/8% senior notes and $3.7 million of interest paid on the borrowings under our credit facility and our second lien credit agreement.

At June 30, 2016, we had approximately $45.0 million of cash, of which $41.8 million was held outside of the United States, primarily in Switzerland, China, Spain, Singapore, South Africa, and the U.K. During the fourth quarter of fiscal 2015, we finalized an intercompany loan agreement between a foreign subsidiary, incorporated in Switzerland, and a U.S. subsidiary. Under the terms of the intercompany loan agreement, our foreign subsidiary loaned $42 million to our U.S. subsidiary. The intercompany loan is payable on or before June 30, 2020.

In addition to the intercompany loan, during the fourth quarter of fiscal 2015, the Company assessed its forecasted cash needs and overall financial position of its international subsidiaries and determined that a portion of previously permanently reinvested earnings would no longer be reinvested overseas in New Zealand and South Africa. As a result, in fiscal 2015 the Company returned $10.3 million in cash to the U.S. through a one-time dividend repatriation as the funds were no longer considered needed in those locations. These funds were utilized to pay down our outstanding borrowings under our credit facility. The remaining cash held outside the U.S. is needed to meet local working capital requirements and to fund the expansion of our international operations, and is therefore considered permanently reinvested outside the U.S.

Debt and Contractual Financial Obligations and Commitments. At June 30, 2016, our long-term debt and financial obligations and commitments by due dates were as follows:

		Payments Due by Period
(Amounts in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including current portion	$350,000	$—	$—	$350,000	$—
Interest payments on long-term debt (1)	122,611	25,813	51,626	45,172	—
Operating lease obligations	85,990	16,159	24,906	18,483	26,442
Capital lease obligations	216	117	99	—	—
Purchase obligations (2)	290,193	267,077	19,906	2,760	450
Other long-term obligations (3)	8,222	—	8,222	—	—

Total	$857,232	$309,166	$104,759	$416,415	$26,892

(1)	Consists of interest at the rate of 7 3/8% per annum on the $350 million aggregate principal amount of 7 3/8% senior notes. See Note 10 to the Notes to Consolidated Financial Statements.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Excludes $24.0 million of gross unrecognized tax benefits recorded net of certain tax attributes in non-current deferred tax assets that, if not realized, would ultimately result in cash payments. We cannot currently estimate when, or if, any of the gross unrecognized tax benefits, will be due. See Note 14 to the Notes to Consolidated Financial Statements.

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

On July 26, 2016, we entered into an amendment and restatement of our credit facility in order to permit certain of our foreign subsidiaries to make borrowings under the amended credit facility and to secure such borrowings with certain assets of such subsidiaries. The amended credit facility now provides for:

•

a Canadian senior secured revolving credit sub-facility in an aggregate amount of up to US$15 million, secured by a first perfected security interest in the accounts receivable and certain other assets of our Canadian subsidiary, Elizabeth Arden (Canada) Limited (which we call “EA Canada”) and the outstanding equity interests of EA Canada;

•

a European senior secured revolving credit sub-facility in an aggregate amount of up to US$100 million, secured by (a) a first perfected security interest in the accounts receivable and certain other assets of our Swiss operating and United Kingdom subsidiaries, Elizabeth Arden International Sarl (which we call “EAISA”) and Elizabeth Arden (UK) Ltd. (which we call “EA UK”), respectively, (b) a floating charge over all assets of EA UK, (c) the inventory of EAISA located in the Netherlands and the U.S., and (d) the outstanding equity interests of EAISA, EA UK, Elizabeth Arden (Netherlands) Holding B.V. (which we call “EA Netherlands Holding”) and Elizabeth Arden (Switzerland) Holding Sarl (which we call “EA Swiss Holding”) (subject to certain limitations as described in the amended credit facility);

•

the ability to add our German subsidiary, Elizabeth Arden GmbH (which we call “EA Germany”), as a borrower under the amended credit facility and to include EA Germany’s accounts receivable in the applicable borrowing base for the European sub-facility referred to above, subject to a first perfected security interest in EA Germany’s accounts receivable;

•	guarantees of the borrowings of EA Canada by us, all of our material U.S. subsidiaries, and subject to local law restrictions, EA Swiss Holding, EA Netherlands Holding, EA UK, and EAISA; and

•	guarantees of the borrowings of EA UK and EAISA, by us, all of our material U.S. subsidiaries, and subject to local law restrictions, EA Swiss Holding, EA Netherlands Holding, and EA Canada.

U.S. borrowings under the amended credit facility continue to be guaranteed by our material U.S. subsidiaries and are collateralized by a first priority lien on all of our U.S. accounts receivable and inventory. No assets of any of our foreign subsidiaries secure any U.S. borrowings under the amended credit facility.

Borrowings under the amended credit facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of applicable inventory, as determined pursuant to the terms of the amended credit facility; provided, however, that from August 15 to October 31 of each year, our U.S. borrowing base may be temporarily increased by up to $25 million. The borrowing bases under the amended credit facility are subject to certain reserves, including, after March 31, 2017, an aggregate reserve against the borrowing bases of EAISA, EA UK, and, if added as borrower under the amended credit facility, EA Germany, in an amount of US$15 million; provided that in the event that we have a debt service pricing ratio under the amended credit facility as of the end of any fiscal quarter ending on or after June 30, 2017 equal to or greater than 1.00 to 1.00, such reserve shall fall to $0.

The amended credit facility continues to have only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1.0 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the amended credit facility, or (b) our borrowing availability under the amended credit facility, plus domestic cash and cash equivalents, is less than $20 million at any time. Our average borrowing base capacity and borrowing availability for the quarter ended June 30, 2016, did not fall below the applicable thresholds in the credit facility. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2016. We were in compliance with all applicable covenants under the credit facility for the quarter and year ended June 30, 2016.

Under the terms of the amended credit facility, we continue to be permitted to pay dividends or repurchase common stock if (a) we maintain a debt service coverage ratio of not less than 1.1 to 1.0 and maintain borrowing base capacity plus domestic cash and cash equivalents, in each case after giving effect to the applicable payment, of (i) at least $30 million from February 1 to August 31, and (ii) at least $35 million from September 1 to January 31, or (b) maintain borrowing base capacity plus domestic cash and cash equivalents of (i) at least $40 million from February 1 to August 31, and (ii) at least $45 million from September 1 to January 31. The amended credit facility continues to restrict us from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

Borrowings under the credit portion of the amended credit facility bear interest at a floating rate based on an “Applicable Margin” that is determined by reference to a debt service pricing ratio. At our option, the Applicable Margin may be applied to either (i) the London InterBank Offered Rate (LIBOR) or the Canadian Deposit Offered Rate (CDOR), or (ii) the base rate or the Canadian prime rate. The Applicable Margin charged on LIBOR and CDOR loans ranges from 1.50% to 2.50%, and ranges from 0% to 1.0% for base rate loans and Canadian prime rate, except that the Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in our borrowing base is in effect, is 1.0% higher. We are required to pay an unused commitment fee of 0.375% per annum based on the quarterly average utilization. The interest rates payable by us on our 7 3/8% senior notes and on borrowings under our amended credit facility and second lien credit agreement are not impacted by credit rating agency actions.

At June 30, 2016, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for prime rate loans. For the years ended June 30, 2016 and 2015, the weighted average annual interest rate on borrowings under our credit facility was 2.9% and 2.7%, respectively.

We also have a $25 million second lien credit agreement with JPMorgan Chase Bank, N.A. The second lien credit agreement matures on October 16, 2017. The second lien credit agreement is collateralized by a second priority lien on all our U.S. accounts receivable and inventories. In connection with the October 2015 amendment to the second lien credit agreement, we were effectively required to draw a single advance under the second lien credit agreement, and we also entered into security agreements in favor of JP Morgan Chase Bank, N.A. and the lenders under our amended credit facility, granting a lien against our U.S. trademarks relating to our Curve fragrance brand and certain related assets to secure our obligations under both the second lien credit agreement and the amended credit facility. With respect to the amended credit facility, the security interest in these trademarks and related assets will be released upon payment in full of our obligations under the second lien credit agreement, provided that our minimum debt service coverage ratio (as calculated pursuant to the amended credit facility) as of the end of the most recently ended fiscal quarter for the preceding twelve months is greater than 1.0 to 1.0 and no default or event of default exists immediately prior to or after giving effect to the release of such security interest.

The second lien credit agreement provides that borrowings will bear interest at a floating rate based on an “Applicable Margin” that is determined by reference to a debt service pricing ratio. At our option, the Applicable Margin may be applied to either the LIBOR or the base rate. The Applicable Margin charged on LIBOR loans ranges from 3.00% to 5.00% and for base rate loans ranges from 1.5% to 3.5%. At June 30, 2016, the Applicable Margin under our second lien credit agreement was 5% for LIBOR loans and 3.5% for base rate loans.

At June 30, 2016, we had $42 million in borrowings and $3.2 million in letters of credit outstanding under the credit facility and $25 million in borrowings under our second lien credit agreement. At June 30, 2016, based on eligible accounts receivable and inventory available as collateral, our aggregate borrowing availability under our credit facility and second lien credit agreement was $65.2 million. The borrowing base capacity under the credit facility typically declines in the second half of our fiscal year as our higher accounts receivable balances resulting from holiday season sales are likely to decline due to cash collections.

At June 30, 2016, we had outstanding $350 million aggregate principal amount of 7 3/8% senior notes due March 2021. Interest on the 7 3/8% senior notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% senior notes rank pari passu in right of payment to indebtedness under our amended credit facility and any other senior debt, and will rank senior to any future subordinated indebtedness; provided, however, that the 7 3/8% senior notes are effectively subordinated to the amended credit facility and the second lien credit agreement to the extent of the collateral securing the credit facility and second lien credit agreement. The indenture applicable to the 7 3/8% senior notes generally permits us (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem our common stock or redeem subordinated indebtedness. The indenture generally limits our ability to create liens, merge or transfer or sell assets. The indenture also provides that the holders of the 7 3/8% senior notes have the option to require us to repurchase their notes in the event of a change of control involving us (as defined in the indenture). The 7 3/8% senior notes are not guaranteed by any of our subsidiaries but could become guaranteed in the future by any domestic subsidiary of ours that guarantees or incurs certain indebtedness in excess of $10 million.

At June 30, 2016, we have outstanding 50,000 shares of our preferred stock, with detachable warrants to purchase up to 2,452,267 shares of our common stock at an exercise price of $20.39 per share. The preferred stock and detachable warrants were issued for aggregate cash consideration of $50 million under a securities purchase agreement we entered into with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P., investment funds affiliated with Rhône Capital L.L.C.

Dividends on the preferred stock are due on January 1, April 1, July 1 and October 1 of each year. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of common stock for which the outstanding warrants are exercisable. Dividends are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. Pursuant to a shareholders’ agreement entered into concurrently with the securities purchase agreement, each quarter we will declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under our indenture for the 7 3/8% senior notes, credit facilities and certain other debt documents or (ii) would result in a breach of the legal or fiduciary obligations of the board, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on our common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock. Accrued dividends payable as of June 30, 2016, were $2,708,122. Dividend arrearage as of June 30, 2016, was $2,059,165. In July 2016, we paid 50%, or $324,478 of the dividend declared in April 2016. After giving effect to the July 2016 dividend payment, dividend arrearage was $2,383,643. See Note 13 to the Notes to Consolidated Financial Statements.

Based upon our internal projections, we believe that existing cash and cash equivalents, internally generated funds and borrowings under our amended credit facility and second lien credit agreement will be sufficient to cover debt service, preferred stock dividends, working capital requirements and capital expenditures for the next twelve months, other than additional working capital requirements that may result from further expansion of our operations through acquisitions of brands or licensing or distribution arrangements.

As noted above, our amended credit facility has only one financial covenant, a debt service coverage ratio that applies only if we do not have the requisite average borrowing base capacity and borrowing availability as set forth under the credit facility. Based upon our internal projections, we do not anticipate that our borrowing base capacity or borrowing availability will fall below the applicable thresholds during the next twelve months. Deterioration in the economic and retail environment or continued challenges in our operating performance, however, could cause us to default under our amended credit facility if we do not have the requisite average borrowing base capacity or borrowing availability and also fail to meet the financial maintenance covenant set forth in the credit facility. In such an event, we would not be allowed to borrow under the amended credit facility or second lien credit agreement and may not have access to the capital necessary for our business. In addition, a default under our amended credit facility or second lien credit agreement that causes acceleration of the debt under either facility could trigger a default under our outstanding 7 3/8% senior notes. In the event we are not able to borrow under our amended credit facility or second lien credit agreement, we would be required to develop an alternative source of liquidity. There is no assurance that we could obtain replacement financing or what the terms of such financing, if available, would be.

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

Forward-Looking Information and Factors That May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. These forward-looking statements are provided pursuant to the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future operating or financial performance or results of current and anticipated products, sales efforts, expenses and/or cost savings, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially from our forward-looking statements is set forth below, and most of these factors are discussed in greater detail under Item 1A – “Risk Factors” of this Annual Report on Form 10-K:

•	uncertainty about the completion of the Revlon Merger and the impact of such uncertainty on our business and stock price;

•	potential disruptions of current plans and operations and expenses incurred due to the announcement and pendency of the Revlon Merger;

•	the response of customers, distributor, suppliers and business partners to the announcement and pendency of the Revlon Merger;

•	potential difficulties in employee retention due to the announcement and pendency of the Revlon Merger;

•	litigation costs, judgments or settlements, including those incurred with respect to actions initiated with respect to the proposed Revlon Merger;

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

•

risks of international operations, including foreign currency fluctuations, hedging activities, restrictions on our ability to repatriate cash, economic and political consequences of the U.K.’s announced withdrawal from the European Union, terrorist attacks or civil unrest, disruptions in travel, unfavorable changes in U.S. or international laws or regulations, diseases and pandemics, and political instability in certain regions of the world;

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

•

our ability to respond in a timely manner to changing consumer preferences and purchasing patterns and other international and domestic conditions and events that impact retailer and/or consumer confidence and demand, such as domestic or international recessions, economic uncertainty or terrorist attacks or civil unrest;

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

•

our level of indebtedness, our ability to realize sufficient cash flows from operations to meet our debt service obligations and working capital requirements, and restrictive covenants in our amended credit facility, second lien credit agreement, and the indenture for our 7 3/8% senior notes;

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

Interest Rate Risk

As of June 30, 2016, we had $42 million in borrowings and $3.2 million in letters of credit outstanding under our revolving credit facility and $25 million in borrowings outstanding under our second lien credit agreement. Borrowings under our revolving credit facility are seasonal, with peak borrowings typically in the months of September, October and November. Borrowings under the credit facility and second lien credit agreement are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our average borrowings under our revolving credit facility and second lien credit agreement during the year ended June 30, 2016, and assuming there had been a two percentage point (200 basis points) change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended June 30, 2016, would have increased or decreased by approximately $1.1 million. See Note 9 to the Notes to Consolidated Financial Statements.

Foreign Currency Risk

We sell our products in approximately 120 countries around the world. During the fiscal year ended June 30, 2016, we derived approximately 43% of our net sales from our international operations. We conduct our international operations in a variety of different countries and derive our sales in various currencies including the Euro, British pound, Swiss franc, Canadian dollar and Australian dollar, as well as the U.S. dollar. Most of our skin care and cosmetic products are produced in third-party manufacturing facilities located in the U.S. Our operations may be subject to volatility because of currency changes, inflation and changes in political and economic conditions in the countries in which we operate. With respect to international operations, our sales, cost of goods sold and expenses are typically denominated in a combination of local currency and the U.S. dollar. Our results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported sales, margins, operating costs and the anticipated settlement of our foreign denominated receivables and payables. A weakening of the foreign currencies in which we generate sales relative to the currencies in which our costs are denominated, which is primarily the U.S. dollar, may adversely affect our ability to meet our obligations and could adversely affect our business, prospects, results of operations, financial condition or cash flows. Our competitors may or may not be subject to the same fluctuations in currency rates, and our competitive position could be affected by these changes.

As of June 30, 2016, our subsidiaries outside the United States held 32% of our total assets. The cumulative effect of translating balance sheet accounts from the functional currency of our subsidiaries into the U.S. dollar at current exchange rates is included in accumulated other comprehensive (loss) income in our consolidated balance sheets.

As of June 30, 2016, we had open foreign currency contracts that expire between July 31, 2016 and May 31, 2017, with notional amounts of (i) 16.1 million Euros and 3.2 million British pounds used to hedge forecasted foreign subsidiary revenues, (ii) 24.8 million Canadian dollars and 21.6 million Australian dollars used to hedge forecasted cost of sales, and (iii) 13.2 million Swiss francs used to hedge forecasted operating costs.

We have designated each qualifying foreign currency contract as a cash flow hedge. The gains and losses of these contracts will only be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. The realized gain, net of taxes, recognized during the year ended June 30, 2016 from settled contracts was approximately $0.8 million. At June 30, 2016, the unrealized loss, net of taxes, associated with these open contracts of approximately $0.7 million is included in accumulated other comprehensive (loss) income in our consolidated balance sheet. See Note 18 to the Notes to Consolidated Financial Statements.

When appropriate, we also enter into and settle foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce the exposure of our foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. As of June 30, 2016, there were no such foreign currency contracts outstanding. The realized gain, net of taxes, recognized during the year ended June 30, 2016, from these settled contracts was $1.2 million.

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

Report of Management

Elizabeth Arden, Inc. and Subsidiaries

Report on Consolidated Financial Statements

We prepared and are responsible for the consolidated financial statements that appear in the Annual Report on Form 10-K for the year ended June 30, 2016 of Elizabeth Arden, Inc. (the “Company”). These consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of the other financial information that is included in the Company’s Annual Report on Form 10-K.

Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2016.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting for the year ended June 30, 2016, and has expressed an unqualified opinion in their report, which is included herein.

/s/ E. Scott Beattie	/s/ Rod R. Little
E. Scott Beattie Chairman, President and Chief Executive Officer	Rod R. Little Executive Vice President and Chief Financial Officer

August 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Elizabeth Arden, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Elizabeth Arden, Inc. and its subsidiaries at June 30, 2016 and June 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

August 15, 2016

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except shares and par value)

	As of
	June 30, 2016	June 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$45,049	$46,085
Accounts receivable, net	115,994	105,414
Inventories	241,409	240,740
Deferred income taxes	2,102	2,206
Prepaid expenses and other assets	24,670	29,455

Total current assets	429,224	423,900

Property and equipment, net	88,321	105,821
Exclusive brand licenses, trademarks and intangibles, net	225,046	224,895
Goodwill	31,607	31,607
Debt financing costs, net	6,557	7,396
Deferred income taxes	3,254	2,739
Other	15,530	16,866

Total assets	$799,539	$813,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$67,000	$8,300
Accounts payable – trade	98,967	92,699
Other payables and accrued expenses	104,520	114,978

Total current liabilities	270,487	215,977

Long-term Liabilities
Long-term debt	354,785	355,634
Deferred income taxes and other liabilities	62,046	54,901

Total long-term liabilities	416,831	410,535

Total liabilities	687,318	626,512

Redeemable noncontrolling interest (see Note 12)	2,345	4,222

Commitments and contingencies (see Note 11)

Redeemable Series A Serial Preferred Stock, $0.01 par value 50,000 shares authorized: 50,000 shares issued and outstanding	50,000	50,000

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized; 34,790,625 and 34,652,963 shares issued, respectively	348	347
Additional paid-in capital	381,536	375,796
Accumulated deficit	(208,360)	(133,989)
Treasury stock (4,841,308 shares at cost)	(93,169)	(93,169)
Accumulated other comprehensive loss	(20,788)	(16,586)

Total Elizabeth Arden shareholders’ equity	59,567	132,399
Noncontrolling interest (See Note 12)	309	91

Total shareholders’ equity	59,876	132,490

Total liabilities, redeemable noncontrolling interest, redeemable preferred stock and shareholders’ equity	$799,539	$813,224

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014
Net sales	$966,733	$971,098	$1,164,304
Cost of goods sold:
Cost of sales	531,272	614,736	686,906
Depreciation related to cost of goods sold	5,796	7,710	7,742

Total cost of goods sold	537,068	622,446	694,648

Gross profit	429,665	348,652	469,656

Operating expenses
Selling, general and administrative	433,694	497,004	489,803
Depreciation and amortization	36,902	40,773	44,392

Total operating expenses	470,596	537,777	534,195

Loss from operations	(40,931)	(189,125)	(64,539)

Other expense

Interest expense, net	29,905	29,626	25,825
Debt extinguishment charges	—	239	—

Other expense, net	29,905	29,865	25,825

Loss before income taxes	(70,836)	(218,990)	(90,364)
Provision for income taxes	2,670	6,297	56,832

Net loss	(73,506)	(225,287)	(147,196)
Net loss attributable to noncontrolling interests (See Note 12)	(1,721)	(1,294)	(1,468)

Net loss attributable to Elizabeth Arden shareholders	(71,785)	(223,993)	(145,728)
Less: Accretion and dividends on preferred stock (See Note 13)	2,586	22,333	—

Net loss attributable to Elizabeth Arden common shareholders	$(74,371)	$(246,326)	$(145,728)

Net loss per common share attributable to Elizabeth Arden common shareholders:
Basic	$(2.49)	$(8.26)	$(4.90)

Diluted	$(2.49)	$(8.26)	$(4.90)

Weighted average number of common shares:
Basic	29,884	29,804	29,720

Diluted	29,884	29,804	29,720

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended June 30,
	2016	2015	2014
Net loss	$(73,506)	$(225,287)	$(147,196)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments (1)	(3,498)	(13,918)	2,385
Net unrealized cash flow hedging (loss) gain (2)	(704)	2,117	(2,760)

Total other comprehensive loss, net of tax	(4,202)	(11,801)	(375)

Comprehensive loss	(77,708)	(237,088)	(147,571)
Net loss attributable to noncontrolling interests	(1,721)	(1,294)	(1,468)

Comprehensive loss attributable to Elizabeth Arden shareholders	$(75,987)	$(235,794)	$(146,103)

(1)	Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S, subsidiaries.
(2)	Net of tax benefit of $6 and $420 for the years ended June 30, 2016 and 2014, respectively, and net of tax expense of $415 for the years ended June 30, 2015.

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

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Elizabeth Arden Shareholders’	Noncontrolling	Total Shareholders
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity	Interest	Equity
Balance as of July 1, 2014	34,599	$346	$356,260	$112,337	(4,841)	$(93,169)	$(4,785)	$370,989	$—	$370,989
Issuance of restricted stock, net of forfeitures and tax withholdings	54	1	(384)	—	—	—	—	(383)	—	(383)
Amortization of share-based awards	—	—	5,165	—	—	—	—	5,165	—	5,165
Issuance of warrants to purchase common stock	—	—	14,144	—	—	—	—	14,144	—	14,144
Excess tax benefit from share-based awards	—	—	611	—	—	—	—	611	—	611
Net (loss) income (1)	—	—	—	(223,993)	—	—	—	(223,993)	36	(223,957)
Noncontrolling interest contribution at startup	—	—	—	—	—	—	—	—	55	55
Preferred stock accretion to redemption value	—	—	—	(20,151)	—	—	—	(20,151)	—	(20,151)
Preferred stock dividends	—	—	—	(2,182)	—	—	—	(2,182)	—	(2,182)
Foreign currency translation adjustments	—	—	—	—	—	—	(13,918)	(13,918)	—	(13,918)
Net unrealized cash flow hedging gain	—	—	—	—	—	—	2,117	2,117	—	2,117

Balance as of June 30, 2015	34,653	$347	$375,796	$(133,989)	(4,841)	$(93,169)	$(16,586)	$132,399	$91	$132,490

(1)	Excludes the net loss for the redeemable noncontrolling interest which is recorded in the mezzanine section of the consolidated balance sheet. See Note 12.

The accompanying Notes are an integral part of the Consolidated Financial Statements

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Elizabeth Arden Shareholders’	Noncontrolling	Total Shareholders
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity	Interests	Equity
Balance as of July 1, 2015	34,653	$347	$375,796	$(133,989)	(4,841)	$(93,169)	$(16,586)	$132,399	$91	$132,490
Issuance of restricted stock, net of forfeitures and tax withholdings	138	1	250	—	—	—	—	251	—	251
Amortization of share-based awards	—	—	5,490	—	—	—	—	5,490	—	5,490
Net (loss) income (1)	—	—	—	(71,785)	—	—	—	(71,785)	155	(71,630)
Noncontrolling interest contribution at startup	—	—	—	—	—	—	—	—	63	63
Preferred stock dividends	—	—	—	(2,586)	—	—	—	(2,586)	—	(2,586)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,498)	(3,498)	—	(3,498)
Net unrealized cash flow hedging loss	—	—	—	—	—	—	(704)	(704)	—	(704)

Balance as of June 30, 2016	34,791	$348	$381,536	$(208,360)	(4,841)	$(93,169)	$(20,788)	$59,567	$309	$59,876

(1)	Excludes the net loss for the redeemable noncontrolling interest which is recorded in the mezzanine section of the consolidated balance sheet. See Note 12.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended June 30,
	2016	2015	2014
Operating activities:

Net loss	$(73,506)	$(225,287)	$(147,196)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,698	48,483	52,134
Asset impairments	—	42,958	6,490
Amortization of senior note offering and credit facility costs	1,709	1,558	1,499
Amortization of senior note premium	(849)	(798)	(318)
Amortization of share-based awards	5,490	5,165	5,783
Debt extinguishment charges	—	239	—
Deferred income taxes	1,095	4,958	54,105
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(13,263)	48,332	53,082
(Increase) decrease in inventories	(2,075)	92,745	(24,748)
Decrease (increase) in prepaid expenses and other assets	3,513	17,150	(10,916)
Increase (decrease) in accounts payable	6,088	13,581	(33,384)
(Decrease) increase in other payables and accrued expenses	(5,536)	6,134	4,352
Other	886	(1,191)	1,072

Net cash (used in) provided by operating activities	(33,750)	54,027	(38,045)

Investing activities:
Additions to property and equipment	(11,961)	(23,870)	(46,556)
Acquisition of businesses, intangibles and other assets	(10,500)	(6,264)	(5,100)
Cash received from consolidation of variable interest entity	63	55	574

Net cash used in investing activities	(22,398)	(30,079)	(51,082)

Financing activities:
Proceeds from (payments on) short-term debt	58,700	(72,118)	(9,782)
Proceeds from long-term debt	—	—	106,750
Proceeds from the issuance of preferred stock and warrants, net of issuance costs	—	43,993	—
Repurchase of common stock	—	—	(5,393)
Proceeds from the exercise of stock options	—	—	2,085
Proceeds from the issuance of common stock under the employee stock purchase plan	—	—	2,136
Preferred stock dividend	(1,285)	(774)	—
Payments of contingent consideration related to acquisition	—	—	(4,914)
Payments to noncontrolling interests	—	—	(4,979)
Financing fees paid	(867)	(1,959)	(2,173)
Payments under capital lease obligations	(117)	(117)	(93)

Net cash provided by (used in) financing activities	56,431	(30,975)	83,637

Effects of exchange rate changes on cash and cash equivalents	(1,319)	(3,196)	124
Net decrease in cash and cash equivalents	(1,036)	(10,223)	(5,366)
Cash and cash equivalents at beginning of year	46,085	56,308	61,674

Cash and cash equivalents at end of year	$45,049	$46,085	$56,308

Supplemental Disclosure of Cash Flow Information:
Interest paid during the year, net of amounts capitalized	$29,582	$29,479	$23,100

Income taxes (refunds) paid during the year	$(125)	$1,110	$8,762

Supplemental Disclosure of Non-Cash Flow Information:
Additions to property and equipment (not included above)	$5,382	$3,918	$5,315

Accretion on preferred stock (not included above)	$—	$20,151	$—

Dividends on preferred stock (not included above)	$1,301	$1,407	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	General Information and Summary of Significant Accounting Policies

Organization and Business Activity. Elizabeth Arden, Inc. (the “Company” or “our”) is a global prestige beauty products company that sells fragrances, skin care and cosmetic products to retailers in the United States and approximately 120 countries internationally.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company’s wholly-owned domestic and international subsidiaries as well as variable interest entities (“VIEs”) of which the Company is the primary beneficiary in accordance with consolidation accounting guidance. See Note 12 for information on the consolidated VIEs. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity. Since fiscal 2014, the Company has identified and undertaken several initiatives to reduce the size and complexity of its overhead structure and to exit low-return businesses, customers and brands, in order to improve gross margins and profitability in the long term. There are risks and uncertainties associated with the execution of the Company’s business plans, including the general economic and retail environment. The Company’s ability to fund operations and capital expenditures in the future is dependent upon the ability to generate cash from operations, maintain or improve margins and to borrow funds available under its credit facilities. As further described in Note 9 (Short Term Debt), the Company maintains a revolving bank credit facility (the “Credit Facility”) that was amended and restated in July 2016 (the “Amended Credit Facility”) and a second lien credit agreement (the “Second Lien Credit Agreement”) with its lenders.

The Amended Credit Facility has only one financial covenant, a debt service coverage ratio that applies only if the Company does not have the requisite average borrowing base capacity and borrowing availability. The debt service coverage ratio did not apply during the fiscal year ended June 30, 2016. The Company’s debt service coverage ratio was less than 1.1 to 1.0 for the fiscal year ended June 30, 2016.

Based upon its business strategies and initiatives for fiscal 2017, the Company does not anticipate that its borrowing base capacity and/or borrowing availability will fall below the applicable thresholds in its Amended Credit Facility. If the Company requires additional liquidity to fund operations, the Company believes it has the ability to postpone or reduce certain expenditures, such as capital expenditures, in a manner that the Company believes is sufficient to create the liquidity necessary to fund operations.

Deterioration in the economic and retail environment or continued challenges in the Company’s operating performance, however, could cause the Company to default under its Credit Facility if it does not have the requisite average borrowing base capacity or borrowing availability and also fails to meet the financial maintenance covenant set forth in the Amended Credit Facility. In such an event, the Company would not be allowed to borrow under these facilities and may not have access to the capital necessary to meet its operating and investing needs. In addition, a default under its Amended Credit Facility or Second Lien Credit Agreement that causes acceleration of the debt under either facility could trigger a default under the Company’s outstanding 7 3/8% Senior Notes due March 2021 (the “7 3/8% Senior Notes”). In the event the Company is not able to borrow under either credit facility, it would be required to develop an alternative source of liquidity. There is no assurance that the Company could obtain replacement financing or what the terms of such financing, if available, would be.

Investments and Variable Interest Entities. During fiscal 2013, 2014 and 2015, the Company, through a subsidiary, invested an aggregate of $13.7 million for a minority investment in Elizabeth Arden Salon-Holdings, Inc., an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons (“Salon Holdings”). The investment in Elizabeth Arden Salon-Holdings, Inc., which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2016, is included in other assets on the consolidated balance sheet.

During fiscal 2014 and 2015, the Company, through a subsidiary (the “EA USC Subsidiary”), invested an aggregate of $9.0 million in US Cosmeceutechs, LLC (“USC”), a skin care company that develops and sells skin care products for the professional dermatology and spa channels, and separately purchased a 30% equity interest in USC from the sole equity member for $3.6 million. The investment, which is in the form of a collateralized convertible note (the “Convertible Note”), bears interest at 1.5%. Upon conversion of the Convertible Note, the Company will own 85.45% of the fully diluted equity interests in USC (inclusive of EA USC’s current equity interest). The Company expects that the Convertible Note will convert into 85.45% of the fully diluted equity interests of USC by September 1, 2016. The Company has a put/call agreement with the other USC equity member with respect to the remaining 14.55% interest in USC. Based on the investment in USC and the EA USC Subsidiary’s controlling rights under the operating agreement, the Company has determined that USC is a VIE, of which the Company is the primary beneficiary, requiring consolidation of USC’s financial statements in accordance with Topic 810, Consolidation. See Note 12 for additional information on this investment and the consolidated VIE.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During fiscal 2015, the Company, through a subsidiary, entered into a joint venture in the United Arab Emirates (the “UAE Joint Venture”) with an unrelated third party for the sale, promotion and distribution of the Company’s products primarily in the Middle East. Based on its equity interests and controlling rights in the Middle East joint venture, the Company has determined that the UAE Joint Venture is a VIE, requiring consolidation of such joint venture’s financial statements in accordance with Topic 810, Consolidation. The unrelated third party’s interest in the UAE Joint Venture is classified as a “noncontrolling interest” in the shareholders’ equity section of the Company’s consolidated balance sheet. See Note 12 for additional information on this investment and the consolidated VIE.

During fiscal 2016, the Company, through a subsidiary, entered into a joint venture with an unrelated third party for the sale, promotion and distribution of the Company’s products in Southeast Asia and, effective January 1, 2016, in Hong Kong (“the Southeast Asia Joint Venture”). Based on its equity interests and controlling rights in the Southeast Asia joint venture, the Company has determined that the Southeast Asia Joint Venture is a VIE, requiring consolidation of such joint venture’s financial statements in accordance with Topic 810, Consolidation. The unrelated third party’s interest in the joint venture is classified as a “noncontrolling interest” in the shareholders’ equity section of the Company’s consolidated balance sheet. See Note 12 for additional information on this investment and the consolidated VIE.

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include expected useful lives of brand licenses, trademarks, other intangible assets and property, plant and equipment, allowances for sales returns and markdowns, share-based compensation, fair value of long-lived assets, allowances for doubtful accounts receivable, provisions for inventory obsolescence, and income taxes and valuation reserves. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition. Sales are recognized when title and the risk of loss transfers to the customer, the sale price is fixed or determinable and collectability of the resulting receivable is probable. Sales are recorded net of estimated returns, markdowns and other allowances, which are granted to certain of the Company’s customers and are subject to the Company’s authorization and approval. The provision for sales returns and markdowns represents management’s estimate of future returns and markdowns based on historical and projected experience and considering current external factors and market conditions. During each of the years ended June 30, 2016, 2015 and 2014, one customer of its North America segment accounted for an aggregate of 12% of the Company’s net sales.

Foreign Currency Translation. All assets and liabilities of foreign subsidiaries and affiliates that do not utilize the U.S. dollar as their functional currency are translated at year-end rates of exchange, while sales and expenses are translated at weighted average rates of exchange. Unrealized translation gains or losses are reported as foreign currency translation adjustments through other accumulated comprehensive loss or income included in shareholders’ equity. Such adjustments resulted in net unrealized losses of $3.5 million and $13.9 million for the years ended June 30, 2016 and 2015, respectively, and net unrealized gains of $2.4 million for the year ended June 30, 2014. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries’ statements of operations. Such amounts resulted in net losses of $3.9 million, $6.7 million and $0.8 million for the years ended June 30, 2016, 2015 and 2014, respectively.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long-term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks and intangible assets. There were no triggering events identified, and therefore no such adjustments were recorded for the year ended June 30, 2016. See Note 8.

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

Debt Issuance Costs and Debt Premium. Debt issuance costs, transaction fees and debt premium, which are associated with the issuance of the senior notes, the Amended Credit Facility and the Second Lien Credit Agreement (see Note 9), are being amortized and charged to interest expense, or in the case of debt premium recorded as interest income, over the term of the related notes or the term of the applicable credit facility. In any period in which the senior notes are redeemed, the unamortized debt issuance costs and transaction fees relating to the notes being redeemed are expensed and the unamortized debt premium relating to the notes being redeemed is recorded as a reduction in interest expense. See Note 10.

Cost of Sales. Included in cost of sales are the cost of products sold, the cost of gift with purchase items provided to customers, royalty costs related to patented technology or formulations, warehousing, distribution and supply chain costs. The major components of warehousing, distribution and supply chain costs include salary and related benefit costs for employees in the warehousing, distribution and supply chain functions and facility-related costs in these areas.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Selling, General and Administrative Costs. Included in selling, general and administrative expenses are advertising, creative development and promotion costs not paid directly to the Company’s customers, royalty costs related to trademarks, salary and related benefit costs of the Company’s employees in the finance, human resources, information technology, legal, sales and marketing functions, facility-related costs of the Company’s administrative functions, and costs paid to consultants and third party providers for related services.

Advertising and Promotional Costs. Advertising and promotional costs that are paid directly to customers for goods and services provided (primarily co-op advertising and certain direct selling costs) are expensed as incurred and are recorded as a reduction of sales. Advertising and promotional costs that are not paid directly to the Company’s customers are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs include promotions, direct selling, co-op advertising and media placement. Advertising and promotional costs for the years ended June 30, 2016, 2015 and 2014 were as follows:

	Year Ended June 30,
(Amounts in millions)	2016	2015	2014
Advertising and promotional costs	$289.4	$297.5	$367.8

Income Taxes. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities and certain other adjustments. The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or, that future deductibility is uncertain. Commencing with the fourth quarter of fiscal 2014, the Company began recording valuation allowances against its U.S. deferred tax assets as a non-cash charge to income tax expense. Also, commencing in fiscal 2015, for certain foreign operations, the Company began recording valuation allowances against our deferred tax assets in such foreign operations as non-cash charges to income tax expense. The valuation allowances for net deferred tax assets will prevent the Company from recording tax benefits on future losses in the affected operations unless sufficient future taxable income is generated in such operations to support the realization of the deferred tax assets. See Note 14.

During the fourth quarter of fiscal 2015, the Company finalized an intercompany loan agreement between a foreign subsidiary, incorporated in Switzerland, and a U.S. subsidiary. Under the terms of the intercompany loan agreement, the foreign subsidiary loaned $42 million to the U.S. subsidiary. The intercompany loan is payable on or before June 30, 2020. For income tax purposes, the entire loan was included in computing taxable income in fiscal 2015 and 2016 as a foreign investment in U.S. property, but no tax provision was included as a result of the Company’s valuation allowance. The Company has accrued a net provision of $2.1 million for estimated deferred taxes on a portion of unremitted foreign earnings that may be considered for repatriation in the future. The Company has not provided for taxes on the remaining undistributed earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. See Note 14.

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

Hedge Contracts. The Company has designated each foreign currency contract entered into as of June 30, 2016, as a cash flow hedge. Unrealized gains or losses, net of taxes, associated with these contracts are included in accumulated other comprehensive (loss) income on the consolidated balance sheet. Gains and losses will be recognized in earnings in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Payables and Accrued Expenses. A summary of the Company’s other payables and accrued expenses as of June 30, 2016 and 2015, is as follows:

(Amounts in thousands)	June 30, 2016	June 30, 2015
Accrued advertising, promotion and royalties	$23,284	$30,279
Accrued employee-related benefits	29,874	28,116
Accrued value added taxes	4,511	4,083
Accrued interest	7,871	7,855
Freight	2,760	2,815
Other accruals	36,220	41,830

Total other payables and accrued expenses	$104,520	$114,978

Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income includes, in addition to net income or net loss, unrealized gains and losses excluded from the consolidated statements of operations and recorded directly into a separate section of shareholders’ equity on the consolidated balance sheet. These unrealized gains and losses are referred to as other comprehensive (loss) income items. The Company’s accumulated other comprehensive (loss) income shown on the consolidated balance sheets at June 30, 2016 and June 30, 2015, consists of foreign currency translation adjustments, which are not adjusted for income taxes as such amounts relate to indefinite investments in non-U.S. subsidiaries, and the unrealized gains (losses), net of taxes, related to the Company’s foreign currency contracts, respectively.

The components of accumulated other comprehensive loss as of June 30, 2016, 2015 and 2014, were as follows:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Cumulative foreign currency translation adjustments	$(20,038)	$(16,540)	$(2,622)
Unrealized hedging loss, net of taxes	(750)	(46)	(2,163)

Accumulated other comprehensive loss	$(20,788)	$(16,586)	$(4,785)

Fair Value of Financial Instruments. The Company’s financial instruments include accounts receivable, accounts payable, currency forward contracts, short-term debt and long-term debt. The Company follows the guidance under Topic 820, Fair Value Measurements and Disclosures. See Note 17.

Share-Based Compensation. All share-based payments to employees, including the grants of employee stock options, are recognized in the consolidated financial statements based on their fair values, but only to the extent that vesting is considered probable. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of restricted stock and restricted stock unit awards is based on the closing price of the Company’s common stock, $.01 par value per share (“Common Stock”), on the date of grant. Compensation costs for awards are amortized using the straight-line method. Option pricing model input assumptions such as expected term, expected volatility and risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions are based on or determined from external data and other assumptions may be derived from the Company’s historical experience with share-based arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.	Net Loss Per Share attributable to Elizabeth Arden shareholders

Basic net loss per share attributable to Elizabeth Arden common shareholders is computed by dividing the net loss attributable to Elizabeth Arden common shareholders by the weighted average shares of the Company’s outstanding Common Stock. The calculation of net loss attributable to Elizabeth Arden common shareholders per diluted share is similar to basic net loss per share attributable to Elizabeth Arden common shareholders except that the denominator includes potentially dilutive Common Stock, such as stock options, non-vested restricted stock units, and warrants to purchase common stock. For the years ended June 30, 2016, 2015 and 2014, diluted net loss per share equals basic net loss per share as the assumed exercise of stock options, warrants and vesting of restricted stock units and, in the case of the fiscal year ended June 30, 2014, the assumed purchases under the employee stock purchase plan would have an anti-dilutive effect.

The following table represents the computation of net loss per share attributable to Elizabeth Arden common shareholders:

	Year Ended June 30,
(Amounts in thousands, except per share data)	2016	2015	2014
Basic
Net loss attributable to Elizabeth Arden common shareholders	$(74,371)	$(246,326)	$(145,728)

Weighted average shares outstanding	29,884	29,804	29,720

Net loss per basic share attributable to Elizabeth Arden common shareholders	$(2.49)	$(8.26)	$(4.90)

Diluted
Net loss attributable to Elizabeth Arden common shareholders	$(74,371)	$(246,326)	$(145,728)

Weighted average basic shares outstanding	29,884	29,804	29,720
Potential common shares – treasury method	—	—	—

Weighted average shares and potential diluted shares	29,884	29,804	29,720

Net loss per diluted share attributable to Elizabeth Arden common shareholders	$(2.49)	$(8.26)	$(4.90)

The following table shows the number of common stock equivalents that were outstanding for the years ended June 30, 2016, 2015 and 2014, which were not included in the net income per diluted share attributable to Elizabeth Arden common shareholders calculation because to do so would have been anti-dilutive:

	Year Ended June 30,
	2016	2015	2014
Number of shares	3,475,234	3,555,917	623,805

NOTE 3.	Pending Revlon Merger

On June 16, 2016, the Company announced that it entered into an agreement and plan of merger (referred to as the “Merger Agreement”) with Revlon, Inc., Revlon Consumer Products Corporation, a wholly-owned subsidiary of Revlon, Inc. (referred to as “RCPC”, and together with Revlon, Inc., “Revlon”) and RR Transaction Corp., a Florida corporation and a wholly owned direct subsidiary of Revlon Consumer Products Corporation (referred to as the “Revlon Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain conditions as described below, the Revlon Sub will merge with and into the Company. As a result of the Revlon Merger, the Revlon Sub will cease to exist and the Company will survive as a wholly-owned subsidiary of RCPC. This pending transaction is referred to as the “Revlon Merger.”

Under the terms of the Merger Agreement, Revlon will acquire all of the outstanding shares of the Company’s Common Stock for $14.00 per share in cash (the “Merger Consideration”). Upon the closing of the Revlon Merger (i) each option to purchase shares of Common Stock (each, a “Company Option”) that is outstanding and unexercised (whether vested or unvested) immediately prior to the closing will be canceled and exchanged for the right to receive a cash payment equal to the product of (x) the number of shares of Common Stock subject to such Company Option and (y) the excess, if any, of the Merger Consideration over the exercise price per share of Common Stock subject to such Company Option, and (ii) each restricted share unit award under any of the Company’s stock plans that is outstanding immediately prior to the closing will become fully vested and be converted into the right to receive an amount in cash equal to the Merger Consideration, in each case, less any required withholding taxes and without interest. In addition, pursuant to a Preferred Stock Repurchase and Warrant Cancellation Agreement entered into by the Company, Revlon, Revlon Sub and the Purchasers (as such term is defined in Note 13, upon the closing of the Revlon Merger, all of the Company’s outstanding Series A Serial Preferred Stock, par value $0.01 per share (the “Preferred Stock”), will be redeemed (with funds to be provided to, or paid on behalf of, us by Revlon) for a cash purchase price equal to 110% of face value of the Preferred Stock (corresponding to $55.0 million, plus accrued and unpaid dividends) and all outstanding Warrants, (as such term is defined in Note 13), owned by the Purchasers will be canceled. In addition, the existing Shareholders Agreement between the Purchasers and the Company will terminate. See Note 13.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Upon the closing of the Revlon Merger, all outstanding amounts due under the Company’s Amended Credit Facility and the Second Lien Credit Agreement will become payable and the holders of the 7 3/8% Senior Notes will have the right to require the repurchase of the Senior Notes.

The consummation of the Revlon Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the adoption and approval of the Merger Agreement by the holders of a majority of the Common Stock and the Preferred Stock entitled to vote thereon (voting together and voting as separate classes), (ii) the receipt of certain foreign antitrust approvals and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of a material adverse effect with respect to the Company, (iv) the absence of a court or regulatory authority order prohibiting the closing of the Revlon Merger, and (v) other customary closing conditions, including (x) the accuracy of the representations and warranties of the other party (subject to certain specified standards) and (y) the performance in all material respects by the other party of its obligations under the Merger Agreement. The Merger is not conditioned upon Revlon’s receipt of financing. The Company currently expects the Merger to be completed by the end of 2016.

During the fourth quarter of fiscal 2016, the Company recorded approximately $2.0 million in selling, general and administrative expenses for costs incurred related to the pending Revlon Merger.

NOTE 4.	2016 Business Transformation Program and Other Restructuring

During the fourth quarter of fiscal 2015, the Company identified certain restructuring and cost savings initiatives that it expected to implement during fiscal 2016 (the “2016 Business Transformation Program”). The 2016 Business Transformation Program was intended to further align the Company’s organizational structure and distribution arrangements with the current needs and demands of its business in order to improve the Company’s go-to-market capability and execution and to streamline its organization.

The Company expects to incur approximately $25 million to $26 million in pre-tax charges under the 2016 Business Transformation Program. From inception through June 30, 2016, the Company has incurred approximately $24.3 million, of pre-tax charges under the 2016 Business Transformation Program, including $21.9 million of pre-tax charges during the year ended June 30, 2016. The remaining charges under the 2016 Business Transformation Program are expected to be incurred in fiscal year 2017. The pre-tax charges for the year ended June 30, 2016 and since inception consisted of the following:

Year Ended June 30, 2016:

(Amounts in thousands)	Cost of Goods Sold	Selling, General and Administrative	Depreciation	Total
Inventory Costs (1)	$6,524	$—	$—	$6,524
Severance and other employee-related costs (2)	—	6,145	—	6,145
Other (3)	—	8,748	—	8,748
Depreciation (4)	—	—	457	457

Total	$6,524	$14,893	$457	$21,874

Since Inception:

(Amounts in thousands)	Cost of Goods Sold	Selling, General and Administrative	Depreciation	Total
Inventory Costs (1)	$6,524	$—	$—	$6,524
Severance and other employee-related costs (2)	—	7,719	—	7,719
Other (3)	—	9,579	—	9,579
Depreciation (4)	—	—	457	457

Total	$6,524	$17,298	$457	$24,279

(1)	Consists of inventory costs related to the closing of the Company’s Brazilian affiliate, as well as changes in certain distribution and customer arrangements.
(2)	Severance and other employee-related costs associated with reduction in global headcount positions.
(3)	Consists primarily of transition expenses, including salaries for terminated employees during their remaining service period, and exit costs and rent expense related to leased space being vacated.
(4)	Consists of accelerated depreciation expense for leasehold improvements related to vacated leased space.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of June 30, 2016, the related liability balance and activity for costs associated with the 2016 Business Transformation Program are as follows:

(Amounts in thousands)	Severance and Other Employee- Related Costs	Other	Total
Liability balance at June 30, 2015	$1,415	$832	$2,247
Accruals(1)	2,084	3,059	5,143
Cash payments	(2,680)	(3,059)	(5,739)

Liability balance at September 30, 2015	819	832	1,651
Accruals(1)	3,169	2,798	5,967
Cash payments	(1,763)	(3,287)	(5,050)

Liability balance at December 31, 2015	2,225	343	2,568
Accruals(1)	236	1,578	1,814
Cash payments	(1,923)	(1,578)	(3,501)

Liability balance at March 31, 2016	538	343	881
Accruals(1)	656	1,314	1,970
Cash payments	(1,082)	(1,314)	(2,396)

Liability balance at June 30, 2016 (2)	$112	$343	$455

(1)	Included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
(2)	The Company expects to pay the balance of these liabilities during fiscal 2017.

During fiscal 2014, the Company began a comprehensive review of our entire business model and cost structure to identify initiatives to reduce the size and complexity of its overhead structure and to exit low-return businesses, customers and brands, in order to improve gross margins and profitability in the long term. As a result of this review, the Company implemented several restructuring and cost savings initiatives at the end of fiscal 2014 and during fiscal 2015 referred to as its 2014 Performance Improvement Plan. From inception through June 30, 2015, the Company recorded a total of approximately $150.5 million of pre-tax charges in connection with the 2014 Performance Improvement Plan, including $94.6 million of pre-tax charges during the fiscal year ended June 30, 2015. No additional charges in connection with the 2014 Performance Improvement Plan were recorded subsequent to June 30, 2015 and all liabilities associated with the 2014 Performance Improvement Plan have been paid.

In August 2013, the Company separately announced that it expected to incur approximately $5 million in severance and other employee-related expenses, and related transition costs and expenses in fiscal 2014 due to the Company’s decision to eliminate certain sales and other positions across various business units that were being eliminated to derive expense savings and additional operating efficiencies (the “Fall 2013 Staff Reduction”). In the third quarter of fiscal 2014, the Company increased its estimate of the expenses to be incurred in connection with the Fall 2013 Staff Reduction from $5 million to $6 million. During the fiscal year ended June 30, 2014, the Company incurred a total of $6.0 million of severance and other employee-related expenses, and related transition costs and expenses with respect to the Fall 2013 Staff Reduction. All restructuring expenses with respect to the Fall 2013 Staff Reduction 2013 were paid as of June 30, 2014.

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

The following table details the provisions and allowances established for potential losses from uncollectible accounts receivable and estimated sales returns in the ordinary course of business:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Allowance for Bad Debt:
Beginning balance	$2,580	$3,148	$3,481
Provision (Recovery)	190	879	(191)
Write-offs, net of recoveries	(561)	(1,447)	(142)

Ending balance	$2,209	$2,580	$3,148

Allowance for Sales Returns:
Beginning balance	$20,476	$26,566	$19,533
Provision (1)	33,722	68,328	91,826
Actual returns (1)	(41,885)	(74,418)	(84,793)

Ending balance	$12,313	$20,476	$26,566

(1)	The decrease in fiscal 2016 compared to fiscal 2015 was primarily due to the overall decrease in sales to specialty beauty store customers and North America prestige retailers that have return rights. The decrease in fiscal 2015 compared to fiscal 2014 was primarily due to the overall decrease in sales including lower sales to North America prestige retailers and specialty beauty store customers that have return rights.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6.	Inventories

The components of inventory were as follows:

	June 30,
(Amounts in thousands)	2016	2015
Raw and packaging materials	$12,012	$19,943
Work in progress	20,993	13,915
Finished goods	208,404	206,882

Totals	$241,409	$240,740

NOTE 7.	Property and Equipment

Property and equipment is comprised of the following:

	June 30,		Estimated
(Amounts in thousands)	2016	2015	Life
Leasehold improvements	$27,454	$28,302	2 - 10
Machinery, equipment, furniture and fixtures and vehicles	14,959	16,549	5 - 14
Computer equipment and software	84,339	84,753	3 - 10
Counters and trade fixtures	71,197	69,769	3 - 5
Tools and molds	32,748	30,862	1 - 3

	230,697	230,235
Less accumulated depreciation	(146,869)	(128,829)

	83,828	101,406
Projects in progress	4,493	4,415

Property and equipment, net	$88,321	$105,821

At June 30, 2016, the gross value of property and equipment under capital leases was approximately $561,000, or $216,000 net of accumulated depreciation, and consists of computer equipment and software. Total depreciation expense, including depreciation recorded in cost of goods sold, for the years ended June 30, 2016, 2015 and 2014, was as follows:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Depreciation expense	$30,925	$33,293	$32,605

NOTE 8.	Exclusive Brand Licenses, Trademarks and Intangibles, Net and Goodwill

The following summarizes the cost basis, amortization and weighted average estimated life associated with the Company’s intangible assets:

(Amounts in thousands)	June 30, 2016	Weighted Average Estimated Life	June 30, 2015	Weighted Average Estimated Life
Elizabeth Arden brand trademarks	$122,415	Indefinite	$122,415	Indefinite
Exclusive brand licenses and related trademarks	107,832	16	107,748	16
Exclusive brand trademarks and patents	118,298	15	106,458	16
Other intangibles (1)	18,588	18	18,588	18

Exclusive brand licenses, trademarks and intangibles, gross	367,133		355,209
Accumulated amortization:
Exclusive brand licenses and related trademarks	(73,265)		(66,658)
Exclusive brand trademarks and patents	(60,017)		(55,894)
Other intangibles	(8,805)		(7,762)

Exclusive brand licenses, trademarks and intangibles, net	$225,046		$224,895

(1)	Primarily consists of customer relationships, customer lists and non-compete agreements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2016, the Company had goodwill of $31.6 million recorded on its consolidated balance sheet. The entire amount of the goodwill in all periods presented relates to the North America segment.

Goodwill and intangible assets with indefinite lives, such as the Company’s Elizabeth Arden trademarks, are not amortized, but rather assessed for impairment at least annually. An annual impairment assessment is performed during the fourth quarter of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill and indefinite-lived intangibles may not fully be recoverable. The Company follows the guidance in Topic 350, Intangibles-Goodwill and Other, which simplifies how an entity assesses goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment assessment. During the quarter ended June 30, 2016, the Company completed the Company’s annual impairment assessment of goodwill using the guidance under Topic 350 and the analysis indicated that no impairment adjustment was required. Similarly, no such adjustments for impairment of goodwill were recorded for the fiscal years ended June 30, 2015 or 2014.

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

The Company has determined that the Elizabeth Arden trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. During the quarter ended June 30, 2016, the Company completed its annual impairment assessment of the Elizabeth Arden trademarks, with the assistance of a third party valuation firm. In assessing the fair value of these assets, the Company considered the income approach for the Elizabeth Arden trademarks. Under the income approach, the fair value is based on the present value of estimated future cash flows. The analysis indicated that no impairment adjustment was required as the estimated fair value exceeded the recorded carrying value. Similarly, no such adjustments for impairment of the Elizabeth Arden trademarks were recorded for the fiscal years ended June 30, 2015 or 2014.

During fiscal 2016, the Company acquired the U.S. and international trademarks for the Giorgio of Beverly Hills fragrance brands from The Procter & Gamble Company and certain of its affiliates for $10.5 million. Prior to the acquisition of the trademarks, the Company manufactured and sold the Giorgio Beverly Hills fragrances under a license agreement with The Procter & Gamble Company.

During fiscal 2016, the Company entered into an agreement to acquire the global license and certain related assets, including inventory, for the Christina Aguilera fragrance business from Procter & Gamble International Operations S.A. for approximately $16 million. The transaction closed in July 2016.

During fiscal 2015, net sales of Justin Bieber and Nicki Minaj fragrances fell significantly below expectations. The Company reviewed these license agreements for potential impairment. Given the significant decline in net sales during the second quarter of fiscal 2015, and the expectation for a continued decline of sales in future periods, the Company determined that these intangible assets were fully impaired. As a result, the Company recorded a total impairment charge of approximately $39.6 million during fiscal 2015 to write off the carrying values of both the Justin Bieber and Nicki Minaj licenses.

During fiscal 2014, the Company decided (i) not to renew its True Religion license agreement which expired on June 30, 2014, and (ii) that it will not renew its BCBGMAXAZRIA license agreement once it expires in January 2017. At the time of the acquisition of the licenses from New Wave Fragrances LLC in May 2012, the Company assumed it would exercise its renewal options for both licenses and estimated the useful lives to be approximately six years for the True Religion license and 9.5 years for the BCBGMAXAZRIA license. The decision not to exercise the renewal options for both licenses triggered an impairment analysis for each license. As a result, the Company recorded an impairment charge of approximately $5.8 million during fiscal 2014, to reduce the carrying values for both the True Religion and BCBGMAXAZRIA licenses.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company will continue to monitor and evaluate the expected future cash flows of its reporting units and the long term trends of its market capitalization for the purposes of assessing the carrying value of its goodwill and indefinite-lived Elizabeth Arden trademarks, other trademarks, licenses and other intangible assets.

Amortization expense for the years ended June 30, 2016, 2015 and 2014, was $11.8 million, $15.2 million and $19.5 million, respectively. At June 30, 2016, the Company estimated annual amortization expense for each of the next five fiscal years as shown in the following table. Future acquisitions, renewals or impairment events could cause these amounts to change.

(Amounts in millions)	2017	2018	2019	2020	2021
Amortization expense	$10.8	$10.7	$10.6	$10.5	$10.0

NOTE 9.	Short-Term Debt

At June 30, 2016, the Company had a $300 million revolving Credit Facility with a syndicate of banks, for which JPMorgan Chase Bank is the administrative agent, which generally provides for borrowings on a revolving basis, with a sub-limit of $25 million for letters of credit. On July 26, 2016, the Company entered into the Amended Credit Facility in order to permit certain of its foreign subsidiaries to make borrowings under the Amended Credit Facility and to secure such borrowings with certain assets of such subsidiaries. Under the terms of the Amended Credit Facility, the Company may, at any time, increase the size of the Amended Credit Facility up to $375 million without entering into a formal amendment requiring the consent of all of the banks, subject to the Company’s satisfaction of certain conditions. The Amended Credit Facility matures in December 2019.

The Amended Credit Facility now provides for:

•

a Canadian senior secured revolving credit sub-facility in an aggregate amount of up to US$15 million, secured by a first perfected security interest in the accounts receivable and certain other assets of the Company’s Canadian subsidiary, Elizabeth Arden (Canada) Limited (“EA Canada”) and the outstanding equity interests of EA Canada;

•

a European senior secured revolving credit sub-facility in an aggregate amount of up to US$100 million, secured by (a) a first perfected security interest in the accounts receivable and certain other assets of the Company’s Swiss operating and United Kingdom subsidiaries, Elizabeth Arden International Sarl (“EAISA”) and Elizabeth Arden (UK) Ltd. (“EA UK”), respectively, (b) a floating charge over all assets of EA UK, (c) the inventory of EAISA located in the Netherlands and the U.S., and (d) the outstanding equity interests of EAISA, EA UK, Elizabeth Arden (Netherlands) Holding B.V. (which we call “EA Netherlands Holding”) and Elizabeth Arden (Switzerland) Holding Sarl (“EA Swiss Holding”) (subject to certain limitations as described in the Amended Credit Facility);

•

the ability to add the Company’s German subsidiary, Elizabeth Arden GmbH (“EA Germany”), as a borrower under the Amended Credit Facility and to include EA Germany’s accounts receivable in the applicable borrowing base for the European sub-facility referred to above, subject to a first perfected security interest in EA Germany’s accounts receivable;

•

guarantees of the borrowings of EA Canada by the Company, all of the Company’s material U.S. subsidiaries, and subject to local law restrictions, EA Swiss Holding, EA Netherlands Holding, EA UK, and EAISA; and

•

guarantees of the borrowings of EA UK and EAISA, by the Company, all of the Company’s material U.S. subsidiaries, and subject to local law restrictions, EA Swiss Holding, EA Netherlands Holding, and EA Canada.

U.S. borrowings under the Amended Credit Facility continue to be guaranteed by all of the Company’s material U.S. subsidiaries and are collateralized by a first priority lien on all of the Company’s U.S. accounts receivable and inventory. No assets of any of the Company’s foreign subsidiaries secure any U.S. borrowings under the Amended Credit Facility. Borrowings under the Amended Credit Facility are limited to 85% of eligible accounts receivable and 85% of the appraised net liquidation value of the applicable inventory, as determined pursuant to the terms of the Amended Credit Facility; provided, however, that from August 15 to October 31 of each year the Company’s borrowing base may be temporarily increased by up to $25 million. The borrowing bases under the Amended Credit Facility are subject to certain reserves, including, after March 31, 2017, an aggregate reserve against the borrowing bases of EAISA, EA UK and, if added as a borrower under the Amended Credit Facility, EA Germany, in an amount of US$15 million; provided that in the event that the Company has a debt service pricing ratio under the Amended Credit Facility as of the end of any fiscal quarter ending on or after June 30, 2017 equal to or greater than 1.00 to 1.00, such reserve shall fall to $0.

The Amended Credit Facility continues to have only one financial maintenance covenant, which is a debt service coverage ratio that must be maintained at not less than 1.1 to 1.0 if (a) average borrowing base capacity (calculated on a rolling three-day basis) is equal to or less than ten percent (10%) of total borrowing availability under the Amended Credit Facility, or (b) the Company’s borrowing availability under the Amended Credit Facility, plus domestic cash and cash equivalents, is less than $20 million at any time. The Company’s average borrowing base capacity and borrowing availability for each of the quarters during fiscal 2016 did not fall below the applicable thresholds in the Credit Facility. Accordingly, the debt service coverage ratio did not apply during the year ended June 30, 2016. The Company’s debt service coverage ratio was less than 1.1 to 1.0 for the fiscal year ended June 30, 2016.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Under the terms of the Amended Credit Facility, the Company continues to be permitted to pay dividends or repurchase common stock if (a) it maintains a debt service coverage ratio of not less than 1.1 to 1.0 and maintains borrowing base capacity plus domestic cash and cash equivalents, in each case after giving effect to the applicable payment, of (i) at least $30 million from February 1 to August 31, and (ii) at least $35 million from September 1 to January 31, or (b) it maintains borrowing base capacity plus domestic cash and cash equivalents of (i) at least $40 million from February 1 to August 31, and (ii) at least $45 million from September 1 to January 31. The Amended Credit Facility continues to restrict the Company from incurring additional non-trade indebtedness (other than refinancings and certain small amounts of indebtedness).

Borrowings under the credit portion of the Amended Credit Facility bear interest at a floating rate based on an “Applicable Margin” that is determined by reference to a debt service pricing ratio. At the Company’s option, (i) the London InterBank Offered Rate (LIBOR) or the Canadian Deposit Offered Rate (CDOR), or (ii) the base rate or the Canadian prime rate. The Applicable Margin charged on LIBOR and CDOR loans ranges from 1.50% to 2.50% and ranges from 0% to 1.0% for base rate and Canadian loans. The Applicable Margin on the first $25 million of borrowings from August 15 to October 31 of each year, while the temporary increase in the Company’s borrowing base is in effect, is 1.0% higher. The unused commitment fee under the Amended Credit Facility rate is 0.375% per annum and is based on quarterly average utilization.

At June 30, 2016, the Applicable Margin was 2.50% for LIBOR loans and 1.00% for base rate loans. For the fiscal years ended June 30, 2016 and 2015, the weighted average annual interest rate on borrowings under the Credit Facility was 2.9% and 2.7%, respectively.

During fiscal 2016, the Company entered into two amendments to the Second Lien Credit Agreement (the “Amendments”), to, among other things, extend the maturity date of the Second Lien Credit Agreement from January 2016 to October 16, 2017. On October 2, 2015 and as required by one of the Amendments, the Company borrowed $25 million in a single advance and used the proceeds to reduce outstanding borrowings under the Credit Facility.

The Second Lien Credit Agreement is collateralized by a second priority lien on all of the Company’s U.S. accounts receivable and inventories. In October 2015, the Company also entered into security agreements (the “Security Agreements”) in favor of JP Morgan Chase Bank, N.A. and the lenders under the Company’s Amended Credit Facility, granting a lien against the Company’s U.S. trademarks relating to its Curve fragrance brand and certain related assets to secure the Company’s obligations under both the Second Lien Credit Agreement and the Amended Credit Facility (collectively, the “Curve Security Interest”). With respect to the Amended Credit Facility, the Curve Security Interest will be released upon payment in full of the Company’s obligations under the Second Lien Credit Agreement, provided that the Company’s minimum debt service coverage ratio (as calculated pursuant to the Amended Credit Facility) as of the end of the most recently ended fiscal quarter for the preceding twelve months is greater than 1.0 to 1.0 and no default or event of default exists immediately prior to or after giving effect to the release of such Curve Security Interest.

The Second Lien Credit Agreement provides that borrowings will bear interest at a floating rate based on an “Applicable Margin” that is determined by reference to a debt service pricing ratio. At the Company’s option, the Applicable Margin may be applied to either the LIBOR or the base rate. As amended, the Applicable Margin charged on LIBOR loans ranges from 3.00% to 5.00% and for base rate loans ranges from 1.5% to 3.5%. At June 30, 2016, the Applicable Margin under the Second Lien Credit Agreement was 5% for LIBOR loans and 3.5% for base rate loans.

During fiscal 2016, the Company incurred approximately $0.9 million of bank related costs related to the Amendments, and such amounts have been capitalized and are reflected in debt financing costs, net, on the consolidated balance sheet.

At June 30, 2016, the Company had $42 million in borrowings and $3.2 million in letters of credit outstanding under the Credit Facility, compared with $8.3 million in borrowings and $3.1 million in letters of credit outstanding under the Credit Facility at June 30, 2015. At June 30, 2016, the Company had $25 million in borrowings under the Second Lien Credit Agreement, compared with no outstanding borrowings at June 30, 2015. At June 30, 2016, based on eligible accounts receivable and inventory available as collateral, the aggregate borrowing availability under the Credit Facility and Second Lien Credit Agreement was $65.2 million. In periods when there are outstanding borrowings, the Company classifies the Credit Facility and Second Lien Credit Agreement as short term debt on its balance sheet because it expects to reduce outstanding borrowings over the next twelve months.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10.	Long-Term Debt

The Company’s long-term debt consisted of the following:

(Amounts in thousands)	June 30, 2016	June 30, 2015
7 3/8% Senior Notes due March 2021	$350,000	$350,000
Unamortized premium on long-term debt	4,785	5,634

Total long-term debt	$354,785	$355,634

As of June 30, 2016, the Company had $350 million aggregate principal amount of 7 3/8% Senior Notes outstanding. Interest on the 7 3/8% Senior Notes accrues at a rate of 7.375% per annum and is payable semi-annually on March 15 and September 15 of every year. The 7 3/8% Senior Notes rank pari passu in right of payment to indebtedness under the Amended Credit Facility and any other senior debt, and will rank senior to any future subordinated indebtedness provided, however, that the 7 3/8% Senior Notes are effectively subordinated to the Amended Credit Facility and the Second Lien Credit Agreement to the extent of the collateral securing the Amended Credit Facility and the Second Lien Credit Agreement. The indenture applicable to the 7 3/8% Senior Notes (the “Indenture”) generally permits the Company (subject to the satisfaction of a fixed charge coverage ratio and, in certain cases, also a net income test) to incur additional indebtedness, pay dividends, purchase or redeem its Common Stock or redeem subordinated indebtedness. The Indenture generally limits the Company’s ability to create liens, merge or transfer or sell assets. The Indenture also provides that the holders of the 7 3/8% Senior Notes have the option to require the Company to repurchase their notes in the event of a change of control involving the Company (as defined in the Indenture). The 7 3/8% Senior Notes are not currently guaranteed by any of the Company’s subsidiaries but could become guaranteed in the future by any domestic subsidiary of the Company that guarantees or incurs certain indebtedness in excess of $10 million. In addition, as part of the offering of the 7 3/8% Senior Notes, the Company incurred and capitalized approximately $6.0 million of related debt financing costs on the consolidated balance sheet, which will be amortized over the life of the 7 3/8% Senior Notes.

The scheduled maturities and redemptions of long-term debt at June 30, 2016 were as follows:

(Amounts in thousands)
Year Ended June 30,	Amount
2017 through 2020	$—
2021	350,000
After 2021	—

Total	$350,000

NOTE 11.	Commitments and Contingencies

The Company has lease agreements for all of the real property it uses. The Company’s leased office facilities are located in Pembroke Pines, Florida, Stamford, Connecticut, Bentonville, Arkansas, Minneapolis, Minnesota and New York, New York in the United States, and in Australia, Canada, China, Denmark, France, Germany, New Zealand, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom. The Company reviews all of its leases to determine whether they qualify as operating or capital leases. As of June 30, 2016, the Company has both operating and capital leases. The Company has a leased distribution and office facility in Roanoke, Virginia and a leased warehouse and returns processing facility in Salem, Virginia. The Company also has retail outlet stores that are located in Florida, New York, Texas, Virginia, Nevada, Pennsylvania and Massachusetts, and a retail location in New York City that is used for an Elizabeth Arden Red Door spa and retail store. The Company’s rent expense for operating leases for the years ended June 30, 2016, 2015 and 2014, was as follows:

	Year Ended June 30,
(Amounts in millions)	2016	2015	2014
Rent expense	$22.6	$23.8	$24.9

At June 30, 2016, the Company’s long-term debt and financial obligations and commitments by due dates were as follows:

(Amounts in thousands)	Long-term Debt, including Current Portion	Interest Payments on Long- term Debt(1)	Operating Leases	Capital Leases	Purchase Obligations(2)	Other Long-term Obligations (3)	Total
2017	$—	$25,813	$16,159	$117	$267,077	$—	$309,166
2018	—	25,813	13,588	99	15,111	4,111	58,722
2019	—	25,813	11,318	—	4,795	4,111	46,037
2020	—	25,813	9,475	—	2,460	—	37,748
2021	350,000	19,359	9,008	—	300	—	378,667
and thereafter	—	—	26,442	—	450	—	26,892

Total	$350,000	$122,611	$85,990	$216	$290,193	$8,222	$857,232

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1)	Consists of interest at the rate of 7 3/8% per annum on the $350 million aggregate principal amount of 7 3/8% Senior Notes.
(2)	Consists of obligations incurred in the ordinary course of business related to purchase commitments for finished goods, raw materials, components, advertising, promotional items, minimum royalty guarantees, insurance, services pursuant to legally binding obligations, including fixed or minimum obligations, and estimates of such obligations subject to variable price provisions.
(3)	Excludes $24.0 million of gross unrecognized tax benefits recorded net of certain tax attributes in non-current deferred tax assets that, if not realized, would ultimately result in cash payments. The Company cannot currently estimate when, or if, any of the gross unrecognized tax benefits will be due. See Note 14.

In connection with the Revlon Merger, five putative shareholder class action lawsuits (one of which is also a derivative lawsuit) have been filed in Broward County, Florida, naming the members of the Company’s board of directors, Revlon, Inc., RCPC and RR Transaction Corp. as defendants. Three of the lawsuits also name the Company as a defendant. Three of the lawsuits also name Rhône Capital L.L.C., Nightingale Onshore Holdings, L.P. and Nightingale Offshore Holdings, L.P. as defendants. These lawsuits allege that (i) the members of the Company’s board of directors breached their fiduciary duties to the Company’s shareholders with respect to the Revlon Merger, by, among other things, approving the Revlon Merger pursuant to an unfair process and at an inadequate and unfair price, and (ii) Revlon, RCPC, and Revlon Sub aided and abetted the breaches of fiduciary duty by the members of the board. Three of the lawsuits also allege that Rhône Capital L.L.C., Nightingale Onshore Holdings, L.P. and Nightingale Offshore Holdings, L.P. breached alleged fiduciary duties owed by such entities to the holders of the Company’s common stock and to the Company. The plaintiffs in these lawsuits generally seek, among other things, injunctive relief prohibiting consummation of the Revlon Merger, compensatory damages and rescissory damages in the event the Revlon Merger is consummated, an order to disclose all material information to the shareholders in advance of a shareholder vote and an award of attorneys’ fees and expenses.

For information relating to the Internal Revenue Service’s (“IRS”) audit of the Company’s tax returns for the fiscal years ended June 30, 2010, 2011 and 2012, the IRS letter 950-Z and the Company’s response thereto, see Note 14.

The Company is also a party to a number of other legal actions, proceedings, audits, tax audits, claims and disputes, arising in the ordinary course of business, including those with current and former customers over amounts owed. While any other action, proceeding, audit or claim contains an element of uncertainty and may materially affect the Company’s cash flows and results of operations in a particular quarter or year, based on current facts and circumstances, the Company’s management believes that the outcome of such other actions, proceedings, audits, tax audits, claims and disputes will not have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

NOTE 12.	Investments and Noncontrolling Interests

During fiscal 2013, 2014 and 2015, the Company, through a subsidiary, has invested an aggregate of $13.7 million for a minority investment in Elizabeth Arden Salon-Holdings, Inc., an unrelated party whose subsidiaries operate the Elizabeth Arden Red Door Spas and the Mario Tricoci Hair Salons (“Salon Holdings”). The investment in Elizabeth Arden Salon-Holdings, Inc., which is in the form of a collateralized convertible note bearing interest at 2%, has been accounted for using the cost method and at June 30, 2016, is included in other assets on the consolidated balance sheet.

During fiscal 2014 and 2015, the Company, through a subsidiary (the “EA USC Subsidiary”), has invested an aggregate of $9.0 million in USC, a skin care company that develops and sells skin care products for the professional dermatology and spa channels and separately purchased a 30% equity interest in USC from the sole equity member for $3.6 million. The investment, which is in the form of the Convertible Note, bears interest at 1.5%. Upon conversion of the Convertible Note, the Company will own 85.45% of the fully diluted equity interests in USC (inclusive of EA USC’s current equity interest). The Company expects that the Convertible Note will convert into 85.45% of the fully diluted equity interests of USC by September 1, 2016. The Company has a put/call agreement with the other USC equity member with respect to the remaining 14.55% interest in USC.

Based on the investment in USC and the EA USC Subsidiary’s controlling rights under the operating agreement, the Company has determined that USC is a VIE, of which the Company is the primary beneficiary, requiring consolidation of USC’s financial statements in accordance with Topic 810, Consolidation.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following provides an analysis of the change in the redeemable noncontrolling interest liability for the year ended June 30, 2016:

(Amounts in thousands)	Amount
Beginning as of June 30, 2015	$4,222
Net loss attributable to redeemable noncontrolling interests	(1,877)

Balance at June 30, 2016	$2,345

During fiscal 2015, the Company, through a subsidiary, entered into a joint venture in the United Arab Emirates (the “UAE Joint Venture”) with an unrelated third party for the sale, promotion and distribution of the Company’s products primarily in the Middle East. Under the terms of the joint venture agreement, the Company’s subsidiary has the option to purchase a 15% ownership interest from the third party after 15 years at a specified price based on the performance of the UAE Joint Venture and also has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the joint venture agreement at a specified price based on the performance of the UAE Joint Venture. Based on the capitalization of the UAE Joint Venture, the Company’s subsidiary has a 60% ownership interest and the third party has a 40% ownership interest and the Company’s subsidiary has control of the board of managers.

Based on such equity interests and controlling rights in the Middle East joint venture, the Company has determined that the UAE Joint Venture is a VIE, requiring consolidation of such joint ventures’ financial statements in accordance with Topic 810, Consolidation. The unrelated third party’s interest in the UAE Joint Venture is classified as a “noncontrolling interest” in the shareholders’ equity section of the Company’s consolidated balance sheet.

During fiscal 2016, the Company, through a subsidiary, entered into a joint venture with an unrelated third party for the sale, promotion and distribution of the Company’s products in Southeast Asia and, effective January 1, 2016, in Hong Kong (the“Southeast Asia Joint Venture”). Based on the capitalization of the Southeast Asia Joint Venture, the Company’s subsidiary has a 60% ownership interest and the third party has a 40% ownership interest. Under the terms of the Southeast Asia Joint Venture agreement, the Company’s subsidiary has the option to purchase the entire ownership interest of the third party upon the termination or expiration of the Southeast Asia Joint Venture agreement at a specified price based on the performance of the Southeast Asia Joint Venture.

Based on the terms of the Southeast Asia Joint Venture agreements, the Company’s subsidiary has control of the board of managers and the power to direct activities that could have a substantial impact on the economic performance of the Southeast Asia Joint Venture, including those that could result in the obligation to absorb losses or the right to receive benefits that could potentially be significant to the joint venture. Based on such equity interests and controlling rights in the Southeast Asia joint venture, the Company has determined that the Southeast Asia Joint Venture is a VIE, requiring consolidation of such joint venture’s financial statements in accordance with Topic 810, Consolidation. The unrelated third party’s interest in the joint venture is classified as a “noncontrolling interest” in the shareholders’ equity section of the Company’s consolidated balance sheet.

NOTE 13.	Redeemable Preferred Stock and Warrants

On August 19, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (each a “Purchaser” and together, the “Purchasers”), investment funds affiliated with Rhône Capital L.L.C. Pursuant to the Securities Purchase Agreement, for aggregate cash consideration of $50 million, the Company issued to the Purchasers an aggregate of 50,000 shares of the Company’s newly designated Series A Serial Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with detachable warrants to purchase up to 2,452,267 shares of the Company’s Common Stock (the “Warrants”). Concurrently with the execution of the Securities Purchase Agreement, the Company also entered into a Shareholders Agreement with the Purchasers (the “Shareholders Agreement”). The issuance and sale of the Preferred Stock and Warrants were exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. See Note 3.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Percentage of Liquidation Preference of each share of Preferred Stock to be repurchased *	Change of Control Date
120%	Prior to August 19, 2015
110%	On or after August 19, 2015 but prior to August 19, 2016
105%	On or after August 19, 2016 but prior to August 19, 2017
101%	On or after August 19, 2017

*	In each case, plus an amount per share equal to accrued but unpaid dividends on such share of Preferred Stock up to, but excluding, the earlier of the date of the redemption or the date of constructive redemption. See Note 3.

So long as the Purchasers (or their affiliates) beneficially own a majority of the outstanding shares of Preferred Stock, the holders of a majority of such outstanding shares, voting separately as a class, will have the right (the “Designation Rights”) to elect the following number of directors to the Board of the Company at any meeting of shareholders of the Company (or by written consent) at which directors are to be elected, designated or appointed: (i) if the Percentage Interest (as defined in the Shareholders Agreement) as of the record date for such meeting (or action by written consent) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, one member of the Board; or (ii) if the Percentage Interest as of the record date for such meeting (or action by written consent) is equal to or greater than 20%, two members of the Board. As of June 30, 2016, the Purchasers’ Percentage Interest was approximately 20.2%.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Warrants

The exercise price for the Warrants is $20.39 per share (the “Warrant Price”), and they mature on August 19, 2024. The Warrant Price may be paid, at the option of the holder, in cash or by surrendering to the Company shares of Preferred Stock having an aggregate liquidation preference plus accrued and unpaid dividends equal to the aggregate exercise price. Alternatively, subject to certain exceptions in the case of a Mandatory Exercise (as defined below), if the market price (as determined pursuant to the Warrant) (the “Market Price”) of the Common Stock is greater than the Warrant Price, the holder may elect to surrender the Warrant and receive shares of Common Stock in respect of the Warrant equal to the value, as determined pursuant to the Warrant, of the Warrant, subject to certain restrictions. See Note 3.

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

Shareholders Agreement

Under the terms of the Shareholders Agreement, from and after the date the Purchasers are no longer entitled, in their capacity as holders of Preferred Stock, to elect directors to the Board pursuant to their Designation Rights, the Purchasers will have the right to jointly designate for election one member to the Company’s Board of Directors for so long as the Purchasers’ Percentage Interest (as defined in the Shareholders Agreement) is equal to or more than the percentage of Common Stock represented by the shares underlying the Warrants as of the date of issuance (approximately 7.6%) but less than 20%, and the right to designate for election an additional member to the Company’s Board if the Purchasers have an aggregate Percentage Interest equal to or exceeding 20% of the Company’s outstanding Common Stock. See Note 3.

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Through June 30, 2016, the Board has declared dividends of approximately $4,767,287 on the Preferred Stock of which $2,059,165 have been paid as of June 30, 2016. Accrued dividends payable as of June 30, 2016, were $2,708,122 and dividend arrearage as of June 30, 2016, was $2,059,165. In July 2016, the Company paid 50%, or $324,478, of the dividend declared in April 2016. After giving effect to the July 2016 dividend payment, dividend arrearage was $2,383,643.

The following table sets forth the accretion and dividends on the redeemable Preferred Stock for the years ended June 30, 2016 and 2015:

(Amounts in thousands)	June 30, 2016	June 30, 2015
Preferred stock accretion to redemption value	$—	$20,151
Dividends	2,586	2,182

Total	$2,586	$22,333

NOTE 14.	Income Taxes

Loss before income taxes consisted of the following for the fiscal years ended June 30, 2016, 2015 and 2014:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Domestic loss	$(56,362)	$(183,351)	$(86,014)
Foreign loss	(14,474)	(35,639)	(4,350)

Total loss before income taxes	$(70,836)	$(218,990)	$(90,364)

The components of the provision for income taxes for the fiscal years ended June 30, 2016, 2015 and 2014, are as follows:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Current income taxes
Federal	$225	$566	$—
State	32	(7)	210
Foreign	1,318	780	2,517

Total current provision	$1,575	$1,339	$2,727

Deferred income taxes
Federal	$1,633	$5,225	$54,085
State	219	(192)	4,395
Foreign	(757)	(75)	(4,375)

Total deferred provision	$1,095	$4,958	$54,105

Total	$2,670	$6,297	$56,832

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The total income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

	Year Ended June 30,
	2016		2015		2014
(Amounts in thousands, except percentages)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rates	$(24,793)	35.0%	$(76,646)	35.0%	$(31,627)	35.0%
State taxes, net of federal benefits	(2,360)	3.3	(6,795)	3.1	(4,065)	4.5
Tax on foreign earnings at different rates from statutory rates	8,840	(12.5)	12,799	(5.8)	1,337	(1.5)
U.S. federal tax on foreign earnings	(79)	0.1	18,086	(8.2)	—	—
Research and development and foreign tax credits	534	(0.7)	118	(0.1)	(1,472)	1.6
Change in U.S. and foreign valuation allowances	18,494	(26.1)	58,823	(26.9)	90,160	(99.8)
Other	2,034	(2.9)	(88)	—	2,499	(2.7)

Total	$2,670	(3.8)%	$6,297	(2.9)%	$56,832	(62.9)%

The total income tax provision for the year ended June 30, 2014 in the above table includes an out-of-period adjustment of $0.8 million to correct errors related to deferred taxes. For the year ended June 30, 2014, income before income taxes decreased by $0.5 million, income tax expense decreased by $0.8 million, and net income attributable to Elizabeth Arden shareholders increased by $0.3 million as a result of the out-of-period adjustments. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period consolidated financial statements.

On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R. 5771) was signed into law extending certain expiring provisions, including the Section 41 research credit. The new legislation applies retrospectively to January 1, 2014 through December 31, 2014 and resulted in a net tax benefit of approximately $160,000 for fiscal year 2014, which was recorded on a discrete basis in fiscal 2015. This tax benefit was fully offset by a U.S. valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes plus operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred tax assets and liabilities are as follows:

	As of June 30,
(Amounts in thousands)	2016	2015
Deferred tax assets
Accounts receivable	$44	$303
Accrued expenses	14,556	17,791
Stock-based compensation	4,980	5,096
Net operating loss carryforwards	100,378	88,351
Inventory	17,010	16,906
Research and development expenditures	4,659	5,623
Research and development tax incentives, foreign tax credits, alternative minimum tax and other tax credits	12,858	13,182
Other	7,829	5,686

Gross deferred tax assets	$162,314	$152,938

Deferred tax liabilities
Property, plant and equipment	$(4,525)	$(3,743)
Intangible assets	(35,843)	(31,381)
Unremitted Foreign Earnings	(1,317)	(13,065)
Other	(504)	(471)

Gross deferred tax liabilities	(42,189)	(48,660)

Valuation allowances	(165,240)	(148,236)

Total net deferred tax liabilities	$(45,115)	$(43,958)

The following table represents the classification of the Company’s net deferred tax liabilities:

	As of June 30,
(Amounts in thousands)	2016	2015
Current net deferred tax assets (liabilities)	$726	$(6,463)
Non-current net deferred tax liabilities	(45,841)	(37,495)

Total net deferred tax liabilities	$(45,115)	$(43,958)

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The accounting guidance for income taxes requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not (more than 50% likely) to be realized, Company management assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Significant weight is given to positive and negative evidence that is objectively verifiable.

Commencing with the fourth quarter of 2014, the Company has recorded valuation allowances against its U.S. deferred tax assets as a non-cash charge to income tax expense. In the fourth quarter of 2014, the Company recorded a valuation allowance of $89.5 million against its U.S. deferred tax assets and during the years ended June 30, 2016 and 2015, the Company recorded additional valuation allowances of $14.6 million and $51.9 million, respectively, against such deferred tax assets. The Company had a U.S. cumulative taxable loss for the three-year period ended June 30, 2016, the three-year period ended June 30, 2015 and the three-year period ended June 30, 2014, which is significant negative evidence in considering whether deferred tax assets are realizable and thus, the accounting guidance restricts the amount of reliance the Company can place on projected taxable income to support the recovery of the deferred tax assets. In addition to the cumulative three-year taxable loss, the Company considered the weaker than anticipated fiscal 2014 results, along with the impact that the Company’s announced 2014 Performance Improvement Plan had on its fiscal 2014 results, and was anticipated to have on fiscal 2015 earnings, as well as the impact of the 2016 Business Transformation Program on its fiscal 2016 earnings. In recording the valuation allowance, deferred tax liabilities associated with indefinite-lived assets generally cannot be and were not used as a source of taxable income to realize deferred tax assets with a definitive loss carryforward period.

Commencing in fiscal 2015, for certain of its foreign operations including Canada, Australia and Switzerland, the Company recorded valuation allowances against its deferred tax assets as non-cash charges to income tax expense. This decision was based on the projected three-year cumulative taxable loss in each of these jurisdictions for the three fiscal years ended June 30, 2015, as well as the Company’s consideration of the weight of positive and negative evidence. For the years ended June 30, 2016 and 2015, the Company has recorded a valuation allowances $3.9 million and $6.9 million against its deferred tax assets in such foreign operations.

Recording the valuation allowances does not restrict the Company’s ability to utilize the future net operating losses associated with the deferred tax assets assuming taxable income of the appropriate character is recognized in the applicable jurisdiction in periods prior to the expiration of the Company’s net operating losses. Recording the valuation allowances for the Company’s net deferred tax assets will not impact the Company’s cash flow for a number of years; however, it did have a direct negative impact on net income and shareholders’ equity for the fiscal years ended June 30, 2016, 2015 and 2014.

The following table represents the beginning and ending amounts for the deferred tax valuation allowance as of June 30, 2016, 2015 and 2014:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Beginning balance	$148,236	$90,549	$356
Additions charged to expense	18,494	58,823	90,160
(Credits) additions charged to other accounts	(1,490)	(1,136)	33
Net deductions	—	—	—

Ending balance	$165,240	$148,236	$90,549

At June 30, 2016, the Company’s consolidated balance sheet includes deferred tax assets, before valuation allowance, of $100.4 million from net operating losses, comprised of $72.7 million and $20.1 million of U.S. federal and state net operating losses, respectively, and $7.6 million of foreign net operating losses.

At June 30, 2016, the Company had U. S. federal operating loss carryforwards of $314.7 million that will begin to expire on June 30, 2024. At June 30, 2016, Company had state and local net operating loss carryforwards of $356.0 million that will begin to expire as follows: approximately $39.5 million at June 30, 2017, approximately $5.8 million at June 30, 2018, approximately $96.2 million during the period from 2019 to 2022, and approximately $214.5 million in 2023 and thereafter. An equivalent amount of federal and state taxable income would need to be generated in order to fully realize the U.S. federal and state net deferred tax assets before their expiration. In contrast to the U.S. Internal Revenue Code, many U.S. states do not allow the carryback of a net operating loss in any significant amount or have suspended the utilization of net operating losses for a specific period of time. As a result, in these states the Company’s net operating loss carryforwards are significantly higher than the federal net operating loss carryforward. To the extent that the Company does not generate sufficient state taxable income within the statutory carryforward periods to utilize the loss carryforwards in these states, the loss carryforwards will expire unused. The state and local net operating loss carryforwards have an effective tax rate of approximately 4.4%.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2016, the Company’s deferred tax assets, before valuation allowance, also included the following U.S. tax attributes with definitive lives as follows: foreign tax credits of $6.8 million that begin to expire in fiscal year 2017, federal research and development tax credits of $4.1 million that begin to expire in fiscal year 2021, and state research and development tax credits, net of federal tax benefit, of $0.8 million that begin to expire in fiscal year 2018. In addition, the Company had U.S. deferred tax assets with indefinite lives of $0.4 million related to alternative minimum tax credits, and $0.4 million related to state research and development tax credits as of June 30, 2016.

At June 30, 2016, the Company had foreign net operating loss carryforwards of approximately $36.6 million that will begin to expire in fiscal year 2017. The Company’s ability to use foreign net operating loss carryforwards is dependent on generating sufficient future taxable income prior to their expiration. As a result, an equivalent amount of foreign taxable income would need to be generated in order to fully realize the foreign net operating loss carryforwards. Due to the uncertainty of achieving sufficient taxable income in certain jurisdictions, and the near-term expiration of certain foreign net operating loss carryforwards, as of June 30, 2016, the Company has recorded valuation allowances of (i) $4.0 million against its Canada deferred tax assets, (ii) $1.7 million against its Australia deferred tax assets, (iii) $3.8 million against its Swiss deferred tax assets and (iv) $2.1 million against its Brazil deferred tax assets.

During fiscal 2015, the Company repatriated $12.4 million of undistributed foreign earnings from three of its foreign subsidiaries, including a $2.1 million liquidating dividend resulting from the closure of its Puerto Rico affiliate, and has provided a net tax provision of $0.3 million on the repatriation of such earnings. During the fourth quarter of fiscal 2015, the Company finalized an intercompany loan agreement between a foreign subsidiary, incorporated in Switzerland, and a U.S. subsidiary. Under the terms of the intercompany loan agreement, the foreign subsidiary loaned $42 million to the U.S. subsidiary. The intercompany loan is payable on or before June 30, 2020. For income tax purposes, the entire loan was included in computing taxable income in fiscals 2015 and 2016 as a foreign investment in U.S. property, but no tax provision was included as a result of the Company’s valuation allowance. The Company has accrued a net provision of $2.1 million for estimated deferred taxes on a portion of unremitted foreign earnings that may be considered for repatriation in the future. Except for the foregoing, the Company has not provided for taxes on approximately $263 million of undistributed earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

Deferred tax assets, before valuation allowance, relating to tax benefits of employee stock option awards have been reduced to reflect stock option exercises through the year ended June 30, 2016. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although the additional tax benefit for the windfalls is reflected in net operating loss carryforwards, the additional tax benefit associated with the windfalls is not recognized for financial statement purposes until the deduction reduces taxes payable. Accordingly, windfall gross tax benefits of $32.5 million are not reflected in deferred tax assets. The deferred tax assets will be recognized with an offset to additional paid-in capital as the windfall reduces current taxes payable under the current guidance.

At June 30, 2016, the total amount of gross unrecognized tax benefits was $24.0 million. These unrecognized tax benefits could favorably affect the effective tax rate in a future period, if and to the extent recognized. The Company does not expect changes in the amount of unrecognized tax benefits to have a significant impact on its results of operations over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of June 30, 2016, 2015 and 2014 was as follows:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014

Beginning balance	$17,183	$13,220	$11,802
Additions based on tax positions related to the current year	3,478	2,732	3,003
Additions for tax positions of prior years	3,357	1,231	1,543
Reductions for tax positions of prior years	—	—	(1,585)
Reductions due to closure of tax audits	—	—	(1,543)

Gross balance	24,018	17,183	13,220
Interest and penalties	—	—	—

Ending balance	$24,018	$17,183	$13,220

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The year ended June 30, 2010, and subsequent fiscal years remain subject to examination for various state tax jurisdictions. The statute of limitations for the Company’s U.S. federal tax returns remains open for the year ended June 30, 2010 and subsequent fiscal years. The Company also files tax returns for its international affiliates in various foreign jurisdictions. The year ended June 30, 2011, and subsequent fiscal years remain subject to examination for various foreign jurisdictions.

The IRS began an examination of the Company’s U.S. federal tax returns for the years ended June 30, 2010 (“Fiscal 2010”), June 30, 2011 (“Fiscal 2011”), and June 30, 2012 (“Fiscal 2012”) during fiscal year 2014 and, in March 2016, issued an IRS letter 950-Z, known as a 30-day Letter, for Fiscal 2010, Fiscal 2011 and Fiscal 2012 relating to transfer pricing matters. In the 30-day Letter, the IRS proposes increases to the Company’s U.S. taxable income for Fiscal 2010, Fiscal 2011 and Fiscal 2012 in an amount totaling approximately $99 million. Although the Company has recorded valuation allowances of approximately $156 million against its U.S. deferred tax assets through June 30, 2016, the resolution of the 30-day Letter could be material to the Company’s deferred tax assets and potentially to its consolidated statements of operations in the period in which it is resolved, unless resolved favorably to the Company. The Company disagrees with the proposed adjustments and intends to vigorously contest them and pursue its available remedies. While any IRS examination contains an element of uncertainty, based on current facts and circumstances, the Company believes the ultimate outcome of any protest, appeals or judicial process will not have a material adverse effect on the Company’s financial condition, business or prospects. In addition, if the examination is not resolved favorably, the Company has approximately $315 million of U.S. federal operating loss carryforwards through June 30, 2016, which would be available to offset any cash flow impact. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits, but it is not possible to determine either the magnitude or range of any increase or decrease at this time.

The IRS began an examination of the Company’s U.S. federal tax returns for fiscal 2008 and fiscal 2009 during fiscal year 2011 and, in May 2013 issued an IRS Letter 950 (which we refer to as the “Prior 30-day Letter”) for fiscal 2008 and fiscal 2009 relating to transfer pricing matters. In the Prior 30-day Letter, the IRS proposed adjustments that would have increased the Company’s U.S. taxable income for fiscal 2008 and fiscal 2009 by approximately $29.1 million. The Company disagreed with the proposed adjustments and pursued the appeals process to contest the proposed adjustments. During fiscal 2014, the Company reached an agreement with the IRS whereby taxable income for fiscal 2008 and fiscal 2009 was increased by approximately $4.1 million in the aggregate, which resulted in income tax expense of approximately $1.5 million for the year ended June 30, 2014. The settlement did not impact the Company’s cash flows as the adjustment was offset by the utilization of operating loss carryforwards for U.S. federal and state purposes.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and related penalties in the provision for income taxes in the consolidated statement of operations, which is consistent with the recognition of these items in prior reporting periods. For fiscal 2016, there were no interest or penalties recorded due to the Company having sufficient net operating losses to offset any unrecognized tax benefits that were recorded.

NOTE 15.	Repurchases of Common Stock

The Company has an existing stock repurchase program pursuant to which the Company’s Board has authorized the repurchase of $120 million of common stock and that expires on November 30, 2016. There have been no share repurchases since December 2013. Since inception in November 2005, the Company has repurchased 4,517,309 shares of common stock on the open market under the stock repurchase program at an aggregate cost of $85.3 million, leaving approximately $34.7 million available for additional repurchases under the program. The acquisition of these shares was accounted for under the treasury method.

NOTE 16.	Stock Plans

At June 30, 2016, the Company had two active stock incentive plans for the benefit of eligible employees and non-employee directors, the 2010 Stock Award and Incentive Plan and the 2014 Non-Employee Director Stock Award Plan. In addition, as of June 30, 2016, stock options previously granted under the Company’s 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Option Plan (the “2004 Director Plan”) were still outstanding, and restricted stock units previously granted under the 2004 Stock Incentive Plan were still outstanding. The 2004 Stock Incentive Plan and the 2004 Director Plan have expired by their terms and no further awards will be granted under any of these two plans. All four plans were adopted by the Board and approved by the Company’s shareholders.

The 2010 Stock Award and Incentive Plan (the “2010 Plan”), as amended in 2015, authorizes the Company to grant awards with respect to a total of 5,350,000 shares of Common Stock, of which a maximum of 2,675,000 shares may be awarded as full value awards. A full value award is any award other than a stock option or stock appreciation right, which is settled by the issuance of shares. The stock options awarded under the 2010 Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant and may be either incentive or non-qualified stock options under the Internal Revenue Code, as determined by the compensation committee. The exercise price for stock option grants cannot be lower than the closing price of the Common Stock on the date of grant. No option may be exercisable after the expiration of ten years from the date of grant. At June 30, 2016, 3,259,887 shares of Common Stock remained available for grant under the 2010 Plan, of which 1,583,027 shares can be issued as full value awards.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The 2014 Non-Employee Director Stock Award Plan (the “2014 Director Plan”) authorizes the Company to grant equity awards for up to 350,000 shares of Common Stock to the Company’s non-employee directors. Any stock options awarded under the 2014 Director Plan are exercisable at any time or in any installments as determined by the compensation committee of the Board at the time of grant. The exercise price for stock option grants cannot be lower than the closing price of the Common Stock on the date of grant. No option may be exercisable after the expiration of ten years from the date of grant. At June 30, 2016, 229,970 shares of Common Stock remained available for grant under the 2014 Director Plan.

Employee Stock Purchase Plan. The Company’s 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was approved by the Board in August 2011. The 2011 ESPP was approved by the Company’s shareholders at the Company’s 2011 annual shareholders meeting in November 2011, and became effective on December 1, 2011. The 2011 ESPP authorizes the issuance of up to 1,000,000 shares of Common Stock under which employees in certain countries are permitted to deposit after tax funds from their wages for purposes of purchasing Common Stock at a 15% discount from the lowest of the closing price of the Common Stock at either the start of the contribution period or the end of the contribution period. During the fourth quarter of fiscal 2014, the Company indefinitely suspended offerings under the ESPP following the May 30, 2014 purchase. At June 30, 2016, 819,881 shares of Common Stock remained available for purchase under the 2011 ESPP.

For the years ended June 30, 2016, 2015 and 2014, total share-based compensation expense charged against income for all stock plans was as follows:

	Year Ended June 30,
(Amounts in millions)	2016	2015	2014
Stock options	$1.9	$1.6	$1.6
Employee stock purchase plan	—	—	0.7
Restricted stock/restricted stock units	3.6	3.6	3.5

Total share-based compensation expense	$5.5	$5.2	$5.8

Tax benefit related to compensation cost	$1.4	$1.2	$2.0

As of June 30, 2016, there were approximately $8.6 million of unrecognized compensation costs related to non-vested share-based arrangements granted under the Company’s share-based compensation plans. These costs are expected to be recognized over a weighted-average period of approximately two years.

Stock Options

Year Ended June 30, 2016. In August 2015 the Company granted to employees stock options to purchase 487,100 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2016, 2017 and 2018 are publicly announced, but, subject to certain exceptions, only if the person receiving the grant is still employed by the Company at the time of vesting. Also, in August 2015 the Company granted to certain employees stock options to purchase 426,300 shares of Common Stock as a special retention award. This special award of stock options will vest in full on the date that is two business days after the Company’s financial results for the fiscal year ending June 30, 2018, are publicly announced, but, subject to certain exceptions, only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of all options granted in August 2015 is $9.63 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of stock options granted was $3.45 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

Year Ended June 30, 2015. In August 2014 the Company granted to employees stock options to purchase 222,400 shares of Common Stock. The stock options are due to vest in equal thirds over a three-year period on dates that are two business days after the Company’s financial results for each of the fiscal years ending June 30, 2015, 2016 and 2017 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The exercise price of those stock options is $17.26 per share, which was the closing price of the Common Stock on the effective date of grant. The weighted-average grant date fair value of stock options granted was $6.21 per share based on the Black-Scholes option pricing model. The options expire ten years from the date of grant.

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

The option activities under the Company’s stock option plans are as follows:

	Year Ended June 30,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding options	1,459,317	$21.43	1,199,002	$22.73	1,439,403	$21.41
New grants	913,400	9.63	289,600	17.31	117,500	35.46
Exercised	—	—	—	—	(330,642)	20.27
Canceled/Expired	(468,350)	18.93	(29,285)	34.03	(27,259)	37.93

Ending outstanding options	1,904,367	16.38	1,459,317	$21.43	1,199,002	$22.73

Exercisable at end of period	933,494	21.21	1,067,045	20.86	981,494

Weighted average fair value per share of options granted during the year		$3.45		$6.23		$15.14

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.32 – $17.00	1,104,967	7.2	$10.71	330,767	2.5	$13.24
$17.01 – $21.00	450,100	5.5	$18.11	282,764	3.8	$18.58
$21.01 – Over	349,300	4.0	$32.11	319,963	3.7	$31.78

	1,904,367	6.2	$16.38	933,494	3.3	$21.21

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options is as follows:

	Year Ended June 30,
(Amounts in millions)	2016	2015	2014
Stock options outstanding and exercisable at end of period	$0.5	$0.6	$3.5
Stock options exercised during fiscal year (based on average price during the period)	$—	$—	$5.1

The weighted-average grant-date fair value of options granted during the years ended June 30, 2016, 2015 and 2014, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2016	2015	2014
Expected dividend yield	0.00%	0.00%	0.00%
Expected price volatility	44.0%	44.0%	55.0%
Risk-free interest rate	1.56%	1.65-1.66%	0.97-1.32%
Expected life of options in years	4	4	4

Restricted Stock Units

Year Ended June 30, 2016. In August 2015 the Company granted to employees 392,800 service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2016, 2017 and 2018 are publicly announced, but subject to certain exceptions, only if the person receiving the grant is still employed by the Company at the time of vesting. Also, in August 2015 the Company granted certain employees a special retention award of 101,800 service-based restricted stock units. This special award of service-based restricted stock units will vest in full on the date that is two business days after the Company’s financial results for the fiscal year ending June 30, 2018, are publicly announced, but, subject to certain exceptions, only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of all the service-based restricted stock units granted, including those granted as a special award, was $9.63 per share, equal to the closing price of the Company’s Common Stock on the date of grant. All the service-based restricted stock units, including those granted as a special award, are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

In August 2015 the Company also granted 49,209 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The fair value of the performance-based restricted stock units granted was $9.63 per share, equal to the closing price of the Company’s common stock on the date of grant. In December 2015, the Company granted an additional 54,391 performance-based restricted stock units to the chief executive officer. Although this grant was approved in August 2015, the issuance of the performance-based stock units was subject to shareholder approval at the Company’s 2015 annual shareholders meeting held on December 2, 2015 of a proposal to amend the 2010 Plan to increase the number of shares to be made available under the 2010 Plan. The fair value of the performance-based restricted stock units granted on December 2, 2015 was $10.52 per share, equal to the closing price of the Company’s common stock on the date of grant. The actual number of performance-based restricted stock units eligible for vesting for both the August 2015 and December 2015 grants is to be determined based on the Company’s achievement of specified financial targets for the fiscal year ending June 30, 2016 and can range from 25% to 200% of the target award. The number of performance-based restricted stock units that are determined to be eligible to vest based on the Company’s achievement of such performance criteria will then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2016, June 30, 2017 and June 30, 2018 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date (subject to certain exceptions). Based on the Company’s financial performance for the fiscal year ended June 30, 2016, a total of 75,628 shares issued under both grants were determined to be eligible for vesting.

On December 2, 2015, the date of the Company’s 2015 annual shareholders meeting, the Company granted 34,200 restricted stock units to six non-employee directors under the 2014 Director Plan. The restricted stock units vest three years from the date of grant if such persons continue to serve as a director until that date. The fair value of all of the restricted stock units granted was $10.52 per share, equal to the closing price of the Company’s common stock on the date of grant.

Year Ended June 30, 2015. In August 2014, the Company granted to employees 169,300 service-based restricted stock units. The service-based restricted stock units will vest in equal thirds over a three-year period on a date that is two business days after the Company’s financial results for each of the years ending June 30, 2015, 2016 and 2017 are publicly announced, but only if the person receiving the grant is still employed by the Company at the time of vesting. The fair value of the service-based restricted stock units granted was $17.26 per share, equal to the closing price of the Company’s Common Stock on the date of grant. The service-based restricted stock units are recorded as additional paid-in capital in shareholders’ equity as amortization occurs over the three-year vesting period.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In August 2014, the Company also granted 57,800 performance-based restricted stock units to the chief executive officer. The vesting of these performance-based restricted stock units is subject to both performance and service criteria. The actual number of performance-based restricted stock units eligible for vesting was determined based on the Company’s achievement of specified financial targets for the fiscal year ending June 30, 2015. The number of performance-based restricted stock units that were determined to be eligible to vest based on the Company’s achievement of such performance criteria would then vest in three equal installments on the date that is two business days after the Company’s financial results for each of the years ending June 30, 2015, June 30, 2016 and June 30, 2017 are publicly announced, subject to the continued employment of the chief executive through the applicable vesting date. The fair value of the performance-based restricted stock units granted was $17.26 per share, equal to the closing price of the Company’s common stock on the date of grant. Based on the Company’s financial performance for the fiscal year ended June 30, 2015, 28,900 shares were determined to be eligible for vesting.

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

A summary of the Company’s restricted stock unit activity for the year ended June 30, 2016, is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2015	399,842	$25.01
Granted	632,400	$9.75
Vested	(114,136)	$26.10
Forfeited/Cancelled	(139,934)	$17.95

Non-vested at June 30, 2016	778,172	$13.72

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 17.	Fair Value Measurements

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly

Level 3 -	Unobservable inputs based on the Company’s own assumptions

At June 30, 2016 and 2015, the estimated fair value of the Company’s 7 3/8% Senior Notes was as follows:

(Amounts in thousands)	June 30, 2016	June 30, 2015
7 3/8% Senior Notes due March 2021 (Level 2)	$356,125	$284,375

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

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
(Amounts in thousands)	Asset	Liability	Asset	Liability
Level 2	$564	$1,264	$767	$757

Total	$564	$1,264	$767	$757

See Note 18 for a discussion of the Company’s foreign currency contracts.

Accounting standards require non-financial assets and liabilities to be recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. In prior fiscal years, the Company recorded asset impairment charges to write-off the carrying values of the Justin Bieber, Nicki Minaj and BCBGMAXAZRIA licenses. As of June 30, 2016, other than the carrying values of these licenses, the Company did not have any non-financial assets and liabilities measured at fair value.

NOTE 18.	Derivative Financial Instruments

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

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Foreign currency contracts used to hedge forecasted revenues are designated as cash flow hedges. These contracts are used to hedge forecasted revenues generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders’ equity to the extent such contracts are effective, and are recognized in net sales in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2016, 2015, or 2014 relating to foreign currency contracts used to hedge forecasted revenues resulting from hedge ineffectiveness.

Foreign currency contracts used to hedge forecasted cost of sales or operating costs are designated as cash flow hedges. These contracts are used to hedge the forecasted cost of sales of the Company’s Canadian and Australian subsidiaries or forecasted operating costs of the Company’s Swiss subsidiaries generally over approximately 12 to 24 months. Changes to fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive (loss) income within shareholders’ equity, to the extent such contracts are effective, and are recognized in cost of sales or selling, general and administrative expenses in the period in which the forecasted transaction affects earnings or the transactions are no longer probable of occurring. Changes to fair value of any contracts deemed to be ineffective would be recognized in earnings immediately. There were no amounts recorded in fiscal 2016, 2015, or 2014 relating to foreign currency contracts used to hedge forecasted cost of sales or operating costs resulting from hedge ineffectiveness.

As of June 30, 2016, the Company had open foreign currency contracts that expire between July 31, 2016 and May 31, 2017, with notional amounts of (i) 16.1 million Euros and 3.2 million British pounds used to hedge forecasted foreign subsidiary revenues, (ii) 24.8 million Canadian dollars and 21.6 million Australian dollars used to hedge forecasted cost of sales, and (iii) 13.2 million Swiss francs used to hedge forecasted operating costs.

When appropriate, the Company also enters into and settles foreign currency contracts for Euros, British pounds, Canadian dollars and Australian dollars to reduce exposure of the Company’s foreign subsidiaries’ balance sheets to fluctuations in foreign currency rates. These contracts are used to hedge balance sheet exposure generally over one month and are settled before the end of the month in which they are entered into. Changes to fair value of the forward contracts are recognized in selling, general and administrative expense in the period in which the contracts expire. For the years ended June 30, 2016 and 2015, the Company recorded a credit of $1.3 million and $2.5 million, respectively, in selling, general and administrative expenses related to these contracts. For the year ended June 30, 2014, the Company recorded a charge of $1.9 million in selling, general and administrative expenses related to these contracts. As of June 30, 2016, there were no such foreign currency contracts outstanding. There were no amounts recorded in fiscal 2016, 2015 and 2014 relating to foreign currency contracts to hedge subsidiary balance sheets resulting from hedge ineffectiveness.

The following tables illustrate the fair value of outstanding foreign currency contracts and the gains (losses) associated with the settlement of these contracts:

(Amounts in thousands)	Fair Value of Derivative Instruments Designated as Effective Hedges
Balance Sheet Location	June 30, 2016	June 30, 2015

Other assets	$564	$767

Other payables	$1,264	$757

Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into (Loss) Income, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Currency Contracts - Sales (1)	$121	$2,664	$(1,311)
Currency Contracts - Cost of Sales (2)	827	668	88
Currency Contracts - Selling, General and Administrative Expenses (3)	(158)	(59)	513

Total (4)	$790	$3,273	$(710)

(1)	Recorded in net sales in the consolidated statements of operations.
(2)	Recorded in cost of sales in the consolidated statements of operations.
(3)	Recorded in selling, general and administrative expenses in the consolidated statements of operations.
(4)	Net of tax expense of $333 and $634 for the years ended June 30, 2016 and 2015, and net of tax benefit of $55 for the year ended June 30, 2014.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Net Loss Recognized in Other Comprehensive (Loss) Income on Derivatives, Net of Tax (Effective Portion)

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Currency Contracts - Sales	$720	$(1,492)	$(1,011)
Currency Contracts - Cost of Sales	(2,153)	(149)	(409)
Currency Contracts - Selling, General and Administrative Expenses	(61)	485	(630)

Total (1)	$(1,494)	$(1,156)	$(2,050)

(1)	Net of tax benefit of $339, $219 and $365 for the years ended June 30, 2016, 2015 and 2014, respectively.

NOTE 19.	New Accounting Standards

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2016-9, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The updated standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for the Company beginning July 1, 2017, including interim periods within that reporting period. The new guidance will be applied either retrospectively or prospectively depending on the particular topic of change, and early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Leases

In February 2016, the FASB issued Accounting Standard Update 2016-2, Leases, which is intended to improve financial reporting about leasing transactions. The updated standard will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the updated standard will require both types of leases to be recognized on the balance sheet. The new guidance is effective for the Company beginning July 1, 2019, including interim periods within that reporting period. The new standard is required to be applied retrospectively and early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued Accounting Standard Update 2015-17, Balance Sheet Classification of Deferred Taxes. Under current accounting, deferred taxes for each jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis generally based on the classification of the assets and liabilities to which the underlying temporary differences relate. The updated standard simplifies the presentation and requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The updated guidance does not change the existing requirement that prohibits companies from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for the Company beginning July 1, 2017, including interim periods within that reporting period. The new guidance can be applied either prospectively or retrospectively, and early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements as it only pertains to a change in the balance sheet presentation of deferred taxes.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued Accounting Standard Update 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers of financial statements. The updated standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for the Company beginning July 1, 2016, including interim periods within that reporting period. The new guidance must be applied on a prospective basis. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires all debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the updated standard, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance in the updated standard is limited to the presentation of debt issuance costs. The updated standard does not affect the recognition and measurement of debt issuance costs, and the amortization of such costs will continue to be calculated using the interest method and be reported as interest expense. The new guidance will require the Company to reclassify debt financing costs, currently recorded as assets, as a direct deduction from the carrying value of debt. The new guidance is effective for the Company beginning July 1, 2016, including interim periods within that reporting period. The new guidance is required to be applied retrospectively. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements as it only pertains to a change in the balance sheet presentation of debt issuance costs.

Revenue From Contracts With Customers

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

In May 2015, the FASB issued a proposal to amend certain aspects of the new revenue standard, specifically the guidance on identifying performance obligations and accounting for licenses of intellectual property. The amendments clarify the guidance on determining if the promises in a contract are “distinct” goods or services and therefore, should be accounted for separately. The FASB’s amendments also (1) clarify that entities are not required to identify promised goods or services that are immaterial in the context of the contract, and (2) allow entities to elect to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service.

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

NOTE 20.	Quarterly Data (Unaudited)

Condensed consolidated quarterly and interim information is as follows:

	Fiscal Quarter Ended
(Amounts in thousands except per share data)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Net sales	$192,651	$191,932	$316,199	$265,951
Gross profit (1)	92,006	84,225	143,928	109,506
Loss from operations (2)	(14,383)	(19,865)	3,001	(9,684)
Net loss attributable to Elizabeth Arden common shareholders (3)	(23,778)	(28,402)	(5,611)	(16,580)
Loss per common share attributable to Elizabeth Arden common shareholders:
Basic and Diluted (3)	$(0.79)	$(0.95)	$(0.19)	$(0.56)

(1)	For the year ended June 30, 2016, gross profit and loss from operations includes $6.5 million of inventory costs under our 2016 Business Transformation Program primarily related to the closing of our Brazilian affiliate, as well changes in certain distribution and customer arrangements.
(2)	In addition to the item above in Note 1, loss from operations includes:

•	$14.9 million in expenses under the 2016 Business Transformation Program, primarily comprised of severance and other employee-related expenses and related transition costs;

•	$0.5 million for the acceleration of depreciation expense for leasehold improvements related to leased space vacated under the 2016 Business Transformation Program; and

•	$2.0 million for costs incurred related to the pending Revlon Merger.

(3)	Net loss includes items discussed in Notes 1 and 2 above, as well as valuation allowances recorded as a non-cash charges to income tax expense, comprised of $14.6 million against the Company’s U.S. deferred tax assets and $3.9 million against the Company’s deferred taxes in certain foreign operations.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The breakout by fiscal quarter of the 2016 Business Transformation Program costs and expenses, and costs incurred related to the pending Revlon Merger, as listed in the footnotes above is as follows:

	Fiscal Quarter Ended
(Amounts in millions)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
2016 Business Transformation Program:
Inventory costs	$2.1	$0.5	$0.6	$3.3
Restructuring and related transition expenses	2.0	1.8	6.0	5.1
Depreciation expense related to vacated leased space	0.2	0.1	0.1	0.1
Revlon Merger transaction costs	2.0	—	—	—

Total	$6.3	$2.4	$6.7	$8.5

	Fiscal Quarter Ended
(Amounts in thousands except per share data)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net sales (1)	$175,460	$191,653	$333,607	$270,378
Gross profit (2)	19,076	79,638	142,885	107,053
Loss from operations (3)	(96,113)	(27,372)	(48,115)	(17,525)
Net loss attributable to Elizabeth Arden common shareholders (4)	(108,691)	(35,061)	(56,778)	(45,796)
Loss per common share attributable to Elizabeth Arden common shareholders:
Basic and Diluted (4)	$(3.65)	$(1.18)	$(1.90)	$(1.54)

(1)	For the year ended June 30, 2015, net sales includes include $28.2 million of returns and markdowns under our 2014 Performance Improvement Plan primarily due to changes (i) our distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements.
(2)	In addition to the returns and markdowns described above in Note 1 above, gross profit and loss from operations includes $53.2 million of inventory write-downs under our 2014 Performance Improvement Plan due primarily to changes in pricing and distribution strategies for certain fragrance products, and the discontinuation of certain products.
(3)	In addition to the items in Notes 1 and 2 above, loss from operations includes:

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

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to the Company’s Credit Facility.

(4)	Net loss includes items discussed in Notes 1, 2 and 3 above, as well as valuation allowances recorded as a non-cash charges to income tax expense, comprised of $51.9 million against the Company’s U.S. deferred tax assets and $6.9 million against the Company’s deferred taxes in certain foreign operations. Net loss also includes $20.2 million in accretion, recorded during the first quarter of fiscal 2015, for the change in redemption value related to the issuance of preferred stock

The breakout by fiscal quarter of the 2014 Performance Improvement Plan costs and expenses, product changeover costs and expenses, asset impairments, and restructuring and other expenses as listed in the footnotes above is as follows:

	Fiscal Quarter Ended
(Amounts in millions)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
2014 Performance Improvement Plan:
Returns and markdowns	$13.2	$(0.3)	$12.6	$2.7
Inventory write-downs	48.3	0.3	4.6	—
Asset impairments and related charges	0.1	—	—	0.1
Restructuring and related transition expenses, and contract termination costs	4.1	0.2	5.4	3.3
Asset impairments	—	—	43.8	—
Restructuring expenses and lease termination costs	2.4
Debt extinguishment costs	—	—	0.2	—

Total	$68.1	$0.2	$66.6	$6.1

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 21.	Segment Data and Related Information

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

At June 30, 2016, the Company’s operations are organized into the following two operating segments, which also comprise the Company’s reportable segments:

•

North America - The North America segment sells the Company’s portfolio of owned, licensed and distributed brands, including the Elizabeth Arden products, to prestige retailers, mass retailers and distributors in the United States, Canada and Puerto Rico, and also includes the Company’s direct to consumer business, which is composed of the Elizabeth Arden branded retail outlet stores and the Company’s e-commerce business in North America. This segment also sells Elizabeth Arden products through the Red Door Spa beauty salons and spas which are owned and operated by a third party licensee in which the Company has a minority investment.

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

Segment net sales and profit (loss) for the years ended June 30, 2015 and 2014, exclude returns and markdowns related to the 2014 Performance Improvement Plan. In addition, segment profit (loss) excludes depreciation and amortization, interest expense, debt extinguishment charges, and consolidation and elimination adjustments and unallocated corporate costs and expenses, which are shown in the table reconciling segment profit (loss) to consolidated (loss) income before income taxes. Included in unallocated corporate costs and expenses are (i) restructuring charges that are related to an announced plan, (ii) restructuring costs for corporate operations, (iii) costs and expenses related to the 2014 Performance Improvement Plan and the 2016 Business Transformation Program, including returns and markdowns, and (iv) costs related to the pending Revlon Merger. These expenses are recorded in unallocated corporate expenses as these items are centrally directed and controlled and are not included in internal measures of segment operating performance. The Company does not have any intersegment sales.

The following table is a comparative summary of the Company’s net sales and segment profit (loss) by operating segment for the fiscal years ending June 30, 2016, 2015 and 2014.

(Amount in thousands)	Year Ended June 30,
	2016	2015		2014
Segment Net Sales:
North America	$584,921	$606,599		$731,164
International	381,812	392,726		442,604

Total	$966,733	$999,325		$1,173,768

Reconciliation:
Segment Net Sales	$966,733	$999,325		$1,173,768
Less:
Unallocated sales returns and markdowns	—	28,227	(2)	9,464	(4)

Net Sales	$966,733	$971,098		$1,164,304

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Segment Profit (Loss):
North America	$69,892	$40,633	$66,126
International	(43,690)	(40,553)	(34,972)

Total	$26,202	$80	$31,154

Reconciliation:
Segment Profit (Loss)	$26,202	$80	$31,154
Less:
Depreciation and Amortization	42,698	48,483	52,134
Interest Expense	29,905	29,626	25,825
Consolidation and Elimination Adjustments	965	(64)	(1,127)
Unallocated Corporate Costs and Expenses	23,470 (1)	141,025 (3)	44,686 (5)

(Loss) Income Before Income Taxes	$(70,836)	$(218,990)	$(90,364)

(1)	Amounts include $21.4 million in costs and expenses with respect to the Company’s 2016 Business Transformation Program, primarily comprised of $6.5 million of inventory costs related to the closing of the Company’s Brazilian affiliate, as well as changes in certain distribution and customer arrangements, and $14.9 million of severance and other employee-related expenses and related transition costs. In addition, fiscal 2016 amounts includes approximately $2.0 million for costs incurred related to the pending Revlon Merger.
(2)	Amounts represent $28.2 million of returns and markdowns under the Company’s 2014 Performance Improvement Plan primarily due to changes to (i) its distribution strategy in China, (ii) pricing and distribution strategies for certain fragrance products, and (iii) other customer and distribution arrangements.
(3)	In addition to the returns and markdowns described above in Note 2, amounts for the year ended June 30, 2015, include:

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

•	$0.2 million of debt extinguishment costs resulting from the December 2014 amendment to the Credit Facility.

(4)	Amounts represent $9.5 million of returns and markdowns under the 2014 Performance Improvement Plan related to the closing of the Company’s Puerto Rico affiliate, exiting of certain unprofitable doors, changes in customer relationships and non-renewal and expiration of certain fragrance license agreements.
(5)	In addition to the returns and markdowns described above in Note 4, amounts for the year ended June 30, 2014, include:

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

During the year ended June 30, 2016, the Company sold its products in approximately 120 countries outside the United States through its international affiliates and subsidiaries with operations headquartered in Geneva, Switzerland, and through third party distributors. The Company’s international operations are subject to certain risks, including political instability in certain regions of the world and diseases or other factors affecting customer purchasing patterns, economic and political consequences of terrorist attacks or the threat of such attacks and fluctuations in foreign exchange rates that could adversely affect its results of operations. See Item 1A – “Risk Factors.” The value of international assets is affected by fluctuations in foreign currency exchange rates. For a discussion of foreign currency translation, see Note 18.

ELIZABETH ARDEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company’s consolidated net sales by principal geographic areas and principal classes of products are summarized as follows:

	Year Ended June 30,
(Amounts in thousands)	2016	2015	2014
Net sales:
United States	$547,380	$556,418	$662,533
United Kingdom	65,643	58,628	66,155
Foreign (other than United Kingdom)	353,710	356,052	435,616

Total	$966,733	$971,098	$1,164,304

Classes of similar products (net sales):
Fragrance	$725,013	$736,804	$901,610
Skin care	191,341	183,176	203,833
Cosmetics	50,379	51,118	58,861

Total	$966,733	$971,098	$1,164,304

Information concerning consolidated long-lived assets for the U.S. and foreign operations is as follows:

	June 30,
(Amounts in thousands)	2016	2015
Long-lived assets
United States (1)	$303,443	$319,099
Foreign (2)	41,531	43,224

Total	$344,974	$362,323

(1)	Primarily exclusive brand licenses, trademarks and intangibles, net, and property and equipment, net.
(2)	Primarily property and equipment, net, and exclusive brand licenses, trademarks and intangibles, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is included in our Financial Statements in Item 8 under the heading Report of Management – Report on Internal Control Over Financial Reporting and is hereby incorporated by reference. The related report of our independent registered public accounting firm is also included in our Financial Statements in Item 8 under the heading Report of Independent Registered Public Accounting Firm.

ITEM 9B.	OTHER INFORMATION

On June 16, 2016, the compensation committee of our board of directors amended the definition of “good reason” in our existing Severance Policy to provide that a reduction in base salary, targeted annual or long-term incentive compensation, or the overall level of certain employee benefits following a change of control (as defined in the Severance Policy) constitutes “good reason” under the Severance Policy. Certain other clarifying amendments were also made. The above description of the amended Severance Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Policy, as amended, which is filed as Exhibit 10.25 of this Form 10-K and is incorporated by reference herein.

102

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Supplemental Code of Ethics for the Directors and Executive and Finance Officers that applies to our directors, our chief executive officer, our chief financial officer, and our other executive officers and finance officers. The full text of this Code of Ethics, as approved by our board of directors, is published on our website, at www.elizabetharden.com, under the section “Corporate – Investor Relations – Corporate Governance – Code of Ethics.” We intend to disclose future amendments to and waivers of the provisions of this Code of Ethics on our website.

The other information required by this item will be provided in accordance with instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be provided in accordance with instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be provided in accordance with instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be provided in accordance with instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be provided in accordance with instruction G(3) to Form 10-K.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.

Financial Statements -

The consolidated financial statements, Report of Management and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 58 and are included beginning on page 59.

	2.

Financial Statement Schedules -

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 16, 2016, by and among Elizabeth Arden, Inc., Revlon, Inc., Revlon Consumer Products Corporation and RR Transaction Corp. (incorporated herein by reference to Exhibit 2.1 filed as part of the Company’s Form 8-K dated June 16, 2016 (Commission File No. 1-6370)).

3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Elizabeth Arden, Inc. Designating Series A Serial Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

3.3	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated June 16, 2016 (Commission File No. 1-6370)).

4.1	Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

4.2	First Supplemental Indenture, dated as of January 30, 2014, to the Indenture dated January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated January 30, 2014) (Commission File No. 1-6370)).

4.3	Shareholders Agreement dated as of August 19, 2014, by and among Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

4.4	Form of Warrant to purchase Common Stock, issued pursuant to the Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.1	Fourth Amended and Restated Credit Agreement, dated as of July 26, 2016, among the Company, Elizabeth Arden (Canada) Limited, Elizabeth Arden International Sàrl, Elizabeth Arden (UK) Ltd., and certain other subsidiaries of the Company; JPMorgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and HSBC Bank USA, N.A., and the Lenders Party thereof (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.2	Second Amended and Restated Security Agreement, dated as of July 26, 2016, granted by the Company and certain subsidiaries of the Company in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.3	Canadian Pledge Agreement dated as of July 26, 2016, made by Elizabeth Arden International Holding, Inc., a subsidiary of the Company, in favor of JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.4 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.4	Canadian Security Agreement dated as of July 26, 2016, made by Elizabeth Arden (Canada) Limited, a subsidiary of the Company, in favor of JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.5	Deed of Pledge of Shares dated as of July 26, 2016, made by Elizabeth Arden (Switzerland) Holding Sàrl, a subsidiary of the Company, in favor of JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.6 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.6	Dutch Security Agreement dated as of July 26, 2016, between Elizabeth Arden International Sàrl, a subsidiary of the Company, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.7 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.7	Swiss Assignment Agreement dated as of July 26, 2016, between Elizabeth Arden International Sàrl, a subsidiary of the Company, and JPMorgan Chase Bank, N.A. for the benefit of the Secured Parties therein (incorporated herein by reference to Exhibit 4.8 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.8	Security Deed dated as of July 26, 2016, by and among Elizabeth Arden (UK) Limited and Elizabeth Arden International Sàrl, subsidiaries of the Company, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.9 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

Exhibit Number	Description

10.9	Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.10	First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.11	Second Amendment to Credit Agreement (Second Lien) dated as of January 16, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.12	Third Amendment to Credit Agreement (Second Lien) dated as of March 28, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.9 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-6370)).

10.13	Fourth Amendment to Credit Agreement (Second Lien) dated as of October 2, 2015, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

10.14	Fifth Amendment to Credit Agreement (Second Lien) dated as of March 25, 2016, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated March 25, 2016 (Commission File No. 1-6370)).

10.15	Sixth Amendment to Credit Agreement (Second Lien) dated as of July 26, 2016, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.16	Security Agreement, dated as of October 2, 2015, granted by Elizabeth Arden, Inc. in favor of JPMorgan Chase Bank, N.A., in connection with the Credit Agreement (Second Lien), dated as of June 12, 2012 (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

10.17	Security Agreement, dated as of October 2, 2015, granted by Elizabeth Arden, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.3 filed as part of the Company’s Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

10.18	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.19	Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.20+	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.21+	2004 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.13 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 1-6370)).

10.22+	Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10.23+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

Exhibit Number	Description

10.24+	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.25+*	Elizabeth Arden, Inc. Severance Policy, as amended and restated on June 16, 2016.

10.26+	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.27+	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

10.28+	Form of Stock Option Agreement for stock option awards under the Company’s 2010 Stock Award and Incentive Plan. (incorporated herein by reference to Exhibit 10.25 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.29	Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.30+	Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.27 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.31+	Elizabeth Arden, Inc. 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form S-8, Registration No. 333-200700, dated December 3, 2014 (Commission File No. 1-6370)).

10.32+	Form of Stock Option Grant for stock option awards under the Company’s 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.26 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2014 (Commission File No. 1-6370)).

10.33+	Form of Performance-Based Restricted Stock Unit Award Agreement for August 2015 awards under the Company’s 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.30 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.34+	Form of Service-Based Restricted Stock Unit Award Agreement for August 2015 awards under the Company’s 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.35+	Form of Stock Option Award Agreement for August 2015 awards under the Company’s 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.36+	Form of Restricted Stock Unit Award Agreement under the Company’s 2014 Non-Employee Director Stock Award Plan. (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2015 (Commission File No. 1-6370)).

10.37	Preferred Stock Repurchase and Warrant Cancellation Agreement (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 8-K dated June 16, 2016 (Commission File No. 1-6370)).

12.1 *	Ratio of earnings to fixed charges.

21.1 *	Subsidiaries of the Registrant.

23.1 *	Consent of PricewaterhouseCoopers LLP.

24.1 *	Power of Attorney (included as part of signature page).

Exhibit Number	Description

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32 *	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Filed herewith as Exhibit 101 are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) audited consolidated balance sheets as of June 30, 2016 and June 30, 2015, (ii) audited consolidated statements of operations for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, (iii) audited consolidated statements of comprehensive (loss) income for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, (iv) audited consolidated statements of cash flows for the fiscal years ended June 30, 2016, 2015 and 2014, respectively and (v) the notes to the audited consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of August 2016.

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

Signature	Title	Date

/s/ E. Scott Beattie	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	August 15, 2016
E. Scott Beattie

/s/ Rod R. Little	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 15, 2016
Rod R. Little

/s/ M. Steven Langman	Lead Independent Director	August 15, 2016
M. Steven Langman

/s/ Fred Berens	Director	August 15, 2016
Fred Berens

/s/ Franz-Ferdinand Buerstedde	Director	August 15, 2016
Franz-Ferdinand Buerstedde

/s/ Maura J. Clark	Director	August 15, 2016
Maura J. Clark

/s/ Edward D. Shirley	Director	August 15, 2016
Edward D. Shirley

/s/ William M. Tatham	Director	August 15, 2016
William M. Tatham

EXHIBIT INDEX

Exhibit Number	Description

10.25	Elizabeth Arden, Inc. Severance Policy, as amended and restated on June 16, 2016.

12.1	Ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included as part of signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document